Form 10QSB
period 1996-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1996-08-02
CIK 893847

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT       OF 1934

     For the quarterly period ended June 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT

     For the transition period from ________to________

                 Commission File Number: 0-23636

EXCHANGE NATIONAL BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

          MISSOURI                      43-1626350
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

       132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI 65101
             (Address of principal executive offices)

(573) 761-6100     (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [ ] No

     As of August 2, 1996, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

     Transitional Small Business Disclosure Format: [] Yes [X] No

                        Page 1 of 32 pages
               Index to Exhibits located on page 31

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                          JUNE 30,     DECEMBER 31,
                                            1996          1995
ASSETS
Loans, net of unearned income:
  Commercial                            $ 41,949,143   38,354,883
  Real estate -- construction             15,180,996   11,740,275
  Real estate -- mortgage                 73,246,704   73,029,300
  Consumer                                33,286,508   31,214,677

                                         163,663,351  154,339,135
  Less allowance for loan
     losses                                2,302,228    2,179,009

      Loans, net                         161,361,123  152,160,126

Investments in debt and equity securities:
  Held-to-maturity, estimated
     market value of $21,164,408 at
     June 30, 1996 and $19,923,718 at
     December 31, 1995                    21,371,132   19,925,266
  Available-for-sale, at estimated
     market value                         60,892,977   48,581,631

      Total investments in debt
        and equity securities             82,264,109   68,506,897


Federal funds sold                        14,000,000   18,000,000
Cash and due from banks                    9,644,168   12,057,476
Premises and equipment                     2,966,634    2,573,168
Accrued interest receivable                2,570,441    2,327,623
Deferred income taxes                        781,713      513,690
Other assets                               1,134,880    1,201,296

                                        $274,723,068  257,340,276

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)

                                          JUNE 30,     DECEMBER 31,
                                            1996        1995

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                         $ 32,701,947   32,033,568
Time deposits                            182,305,827  174,781,745

     Total deposits                      215,007,774  206,815,313
Securities sold under
     agreements to repurchase             16,678,567   10,137,869
Interest-bearing demand notes
     to U.S. Treasury                      1,857,277      278,012
Accrued interest payable                     948,437      910,365
Other liabilities                          1,071,893      843,531

      Total liabilities                  235,563,948  218,985,090

Stockholders' equity:
  Common Stock - $1 par value;
     1,500,000 shares authorized;
     718,511 issued and
     outstanding                             718,511      718,511
  Surplus                                  1,281,489    1,281,489
  Undivided profits                       37,479,851   36,219,553
  Unrealized holding gains
     (losses) on investments in
     debt and equity securities
     available-for-sale                    (320,731)      135,633

      Total stockholders'
        equity                            39,159,120   38,355,186

                                        $274,723,068  257,340,276

See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)

                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                            JUNE 30,                               JUNE 30,


                                  1996               1995                1996               1995

Interest income              $ 4,987,698           4,725,300           9,843,670           9,275,365

Interest expense               2,413,162           2,201,946           4,760,649           4,290,630

Net interest income            2,574,536           2,523,354           5,083,021           4,984,735

Provision for loan losses        135,000              75,000             225,000             175,000

Net interest income after
 provision for loan losses     2,439,536           2,448,354           4,858,021           4,809,735

Noninterest income               454,881             449,460             865,908             825,156

Noninterest expense            1,490,270           1,529,145           2,985,451           3,035,049

Income before
  income taxes                 1,404,147           1,368,669           2,738,478           2,599,842

Income taxes                     458,000             450,000             889,000             838,000

Net income                   $   946,147             918,669           1,849,478           1,761,842

Earnings per common share          $1.31                1.28                2.57                2.45


Dividends per share:

   Declared                        $0.44                0.38                0.82               0.71


   Paid                            $0.38                0.33                0.76               0.66

See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,


                                                                 1996                1995
Cash flows from operating activities:

   Net income                                                $ 1,849,478            1,761,842
  Adjustments to reconcile net
income to net
   cash provided by operating activities:
    Provision for loan losses                                    225,000             175,000
    Depreciation expense                                         138,120             162,149
    Net amortization of debt securities
     premiums and discounts                                       58,626             171,025
    Gain on calls of debt securities                              --                  (4,502)
    (Increase) decrease in accrued interest
     receivable                                                 (242,818)            145,796
    (Increase) decrease in other assets                           66,416            (191,589)
    Increase in accrued interest payable                          38,072             278,929
    Increase in other liabilities                                228,362              59,835
    Other, net                                                   (77,489)           (153,245)
  Origination of mortgage loans for sale                     (12,105,377)         (8,849,841)
  Proceeds from the sale of mortgage loans
   held for sale                                              12,105,377           8,849,841

     Net cash provided by operating activities                 2,283,767           2,405,240

Cash flows from investing activities:

  Net increase in loans                                      (10,035,805)         (1,230,173)
  Purchases of held-to-maturity debt securities               (3,305,524)        (32,245,604)
  Purchases of available-for-sale debt
     securities                                              (38,074,113)               --
  Proceeds from maturities of debt securities:
   Held-to-maturity                                            1,636,044          23,752,908
   Available-for-sale                                         23,503,368           6,531,106
  Proceeds from calls of debt securities:
   Held-to-maturity                                              200,000           2,060,100
   Available-for-sale                                          1,500,000           1,000,000
  Purchases of premises and equipment                           (531,586)            (66,002)
  Proceeds from disposition of premises and
   equipment                                                      --                   9,468
  Proceeds from sales of other real estate
   owned and repossessions                                       644,186             430,863

     Net cash (used in) provided by
       investing activities                                  (24,463,430)            242,666


Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           (Unaudited)
                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,

                                                                  1996                  1995
Cash flows from financing activities:
  Net increase (decrease) in demand deposits                     668,379               (4,961,866)
  Net increase (decrease) in interest-bearing
   transaction accounts                                        2,542,173               (8,574,606)
  Net increase in time deposits                                4,981,909                4,210,486
  Net increase in securities sold
   under agreements to repurchase                              6,540,698                6,000,259
  Net increase in interest-bearing
   demand notes to U.S. Treasury                               1,579,265                  818,977
  Cash dividends paid                                           (546,069)                (474,217)

     Net cash provided by (used in)
       financing activities                                   15,766,355               (2,980,967)

     Net decrease in cash and cash equivalents                (6,413,308)                (333,061)
Cash and cash equivalents, beginning of period                30,057,476               33,884,541

Cash and cash equivalents, end of period                     $23,644,168                33,551,480


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during period for:
   Interest                                                  $ 4,722,577                4,011,701
   Income taxes                                                  946,239                1,058,771
  Other real estate and repossessions
   acquired in settlement of loans                               645,998                  350,300

See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


             Six Months Ended June 30, 1996 and 1995


     Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association.

     Earnings per share amounts are based on 718,511 weighted average shares outstanding for the three and six month periods ended June 30, 1996 and 1995.

     On January 1, 1996 the Company adopted on a prospective basis the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others; however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Company's mortgage banking activities consist of offering qualified borrowers loans conforming to standards required by the secondary market. Those loans are not funded until the Company has a non-recourse purchase commitment for each individual loan from the secondary market at a predetermined price. As such amounts are immaterial and it is not practicable to estimate the fair value of servicing rights for individual loan sales, the Company is allocating the entire cost of originating those individual loans to the mortgage loans (without mortgage servicing rights) and no cost is being allocated to the mortgage servicing rights. During the first six months of 1996 the Company originated and sold 174 individual mortgage loans with a total principal balance of $12,105,377.

     In April 1996 the American Institute of Certified Public Accountants (the AICPA) issued a new edition of the AICPA Audit and Accounting Guide - Banks and Savings Institutions (the
Guide). The Guide was prepared by the AICPA Banking and Savings Institutions Committee to assist preparers of financial statements in preparing financial statements in conformity with generally accepted accounting principles and to assist auditors in auditing and reporting on such financial statements in accordance with generally accepted auditing standards. The accounting and financial reporting provisions of the Guide, including disclosures about regulatory matters, shall be effective for financial statements issued for fiscal years ending after June 15, 1996, and for interim financial statements issued after initial application. Management does not anticipate the requirements of the Guide will have a significant effect on the financial position of Company.

     On June 28, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes assets it no longer controls and liabilities that have been extinguished. The financial- components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     SFAS 125 extends the "available-for-sale" or "trading" approach in SFAS 115 to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, nonsecurity financial assets (no matter how acquired) such as loans, other receivables, interest-only strips or residual interests in securitization trusts (for example, tranches subordinate to other tranches, cash reserve accounts or rights to future interest from serviced assets that exceed contractually specified servicing fees) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     SFAS 125 requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

     SFAS 125 provides implementation guidance for accounting for
(1) securitizations, (2) transfers of partial interests, (3) servicing of financial assets, (4) securities lending transactions, (5) repurchase agreements including "dollar rolls",
(6) "wash sales," (7) loan syndications and participations, (8) risk participations in banker's acceptances, (9) factoring arrangements, (10) transfers of receivables with recourse, (11) transfers of sales-type and direct financing lease receivables, and (12) extinguishments of liabilities.

     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 if effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities to maturity in the future. Management is currently reviewing SFAS 125 to determine the effect it will have on the financial position of the Company.

     The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

     It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1995 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-KSB for the year ended December 31, 1995 as Exhibit 13.

Item 2.  Management's Discussion and Analysis



EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS.
FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



     Net income for the three months ended June 30, 1996 of $946,000 increased $27,000 when compared to the second quarter of 1995. Earnings per common share for the second quarter of 1996 of $1.31 increased 3 cents or 2.3% when compared to the second quarter of 1995. Net income for the six months ended June 30, 1996 of $1,849,000 increased $87,000 when compared to the first six months of 1995. Earnings per common share for the six months ended June 30, 1996 of $2.57 increased 12 cents or 4.9% when compared to the first six months of 1995.

     The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

                   (DOLLARS EXPRESSED IN THOUSANDS)
                                                 THREE MONTHS                       SIX MONTHS
                                                    ENDED                             ENDED
                                                    JUNE 30,                         JUNE 30,

                                             1996            1995               1996           1995

    Interest income                       $ 4,988            4,725              9,844          9,275
    Fully taxable equivalent
      (FTE) adjustment                         90               89                180            178

    Interest income (FTE basis)             5,078            4,814             10,024          9,453
    Interest expense                        2,414            2,202              4,761          4,291

    Net interest income
      (FTE basis)                           2,664            2,612              5,263          5,162
    Provision for loan losses                 135               75                225            175

    Net interest income after
       provision for loan losses
       (FTE basis)                          2,529            2,537              5,038          4,987
    Noninterest income                                         455                450            866            826
    Noninterest expense                     1,490            1,529              2,986          3,035

    Earnings before income
        taxes (FTE basis)                   1,494            1,458              2,918          2,778

    Income taxes                              458              450                889            838
    FTE adjustment                             90               89                180            178

    Income taxes (FTE basis)                  548              539              1,069          1,016

    Net income                           $    946              919              1,849          1,762

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

     Net interest income on a fully taxable equivalent basis increased $52,000 or 2.0% to $2,664,000 or 4.10% of average earning assets for the second quarter of 1996 compared to $2,612,000 or 4.17% of average earning assets for the same period of 1995. The provision for possible loan losses for the three months ended June 30, 1996 was $135,000 compared to $75,000 for the same period of 1995.

     Noninterest income and noninterest expense for the three month periods ended June 30, 1996 and 1995 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                                    THREE MONTHS
                                                      ENDED
                                                     JUNE 30,              INCREASE(DECREASE)

                                                1996         1995        AMOUNT              %
NONINTEREST INCOME
  Service charges on deposit
     accounts                                  $ 171          175             (4)          (2.3)%
  Trust department income                         66           45              21           46.7
  Mortgage loan servicing fees                    75           69               6            8.7
  Gain on sales of mortgage loans                 28           42            (14)         (33.3)
  Credit card fees                                79           76               3            3.9
  Other                                           36           43             (7)         (16.3)

                                              $  455          450               5           1.1%

NONINTEREST EXPENSE
  Salaries, wages, and
     employee benefits                      $    847          783              64          8.2 %
  Occupancy expense                               69           76             (7)          (9.2)
  Furniture and equipment expense                105          110             (5)          (4.5)
  FDIC insurance assessment                      --           113           (113)        (100.0)
  Advertising and promotion                       67           54              13           24.1
  Postage, printing, and supplies                 79           90            (11)         (12.2)
  Legal, examination, and
     professional fees                            46           69            (23)         (33.3)
  Credit card expenses                            71           68               3            4.4
  Credit investigation and loan
     collection expenses                          22           20               2           10.0
  Other                                          184          146              38           26.0

                                             $ 1,490        1,529            (39)         (2.6)%

     Noninterest income increased $5,000 or 1.1% to $455,000 for the second quarter of 1996 compared to $450,000 for the same period of 1995 due primarily to an increase in trust department income, which was offset in part by a decrease in gain on sales of mortgage loans. The increase in trust department income reflected a combination of an increase in fees charged, growth in the market value of assets managed, and an increase in volume of estate distribution fees. Gains on sales of mortgage loans decreased $14,000 due to a decrease in volume of loans originated and sold to the secondary market from approximately $6,600,000 for the second quarter of 1995 to approximately $5,900,000 for the second quarter of 1996.

     Noninterest expense decreased $39,000 or 2.6% to $1,490,000 for the second quarter of 1996 compared to $1,529,000 for the second quarter of 1995 due primarily to a $113,000 decrease in FDIC insurance assessment. The decrease in FDIC insurance assessment reflected a decrease in assessment rate from 23 cents per $100 of deposits for the second quarter of 1995 to a minimum
       assessment of $500 for the second quarter of 1996.  The favorable effect of the decrease in FDIC insurance assessment was partially offset by a $64,000 or 8.2% increase in salaries and employee benefits, the largest component of noninterest expense. The increase in salaries and employee benefits reflected a combination of recruiting expense, increases in non-officer employee salaries to reflect local market conditions, officer merit increases of approximately 4.1%, increases in profit sharing and pension expense, and increased payroll taxes. Other noninterest expense increased $38,000 or 26.0% due primarily to increases in charitable donations, connection fees associated with upgrading the Company's data processing telephone lines, and data processing fees paid to third parties for processing the Company's debit card transactions.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.6% for the second quarter of 1996 compared to 32.9% for the second quarter of 1995. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 36.7% for the second quarter of 1996 and 37.0% for the second quarter of 1995.



SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1995


     Net interest income on a fully taxable equivalent basis increased $101,000 or 2.0% to $5,263,000 or 4.11% of average earning assets for the first six months of 1996 compared to $5,162,000 or 4.13% of average earning assets for the same period of 1995. The provision for possible loan losses for the six months ended June 30, 1996 was $225,000 compared to $175,000 for the same period of 1995.

     Noninterest income and noninterest expense for the six month periods ended June 30, 1996 and 1995 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                                   SIX MONTHS
                                                     ENDED
                                                    JUNE 30,               INCREASE(DECREASE)
                                                1996        1995          AMOUNT             %
NONINTEREST INCOME
  Service charges on deposit accounts        $   332          338             (6)          (1.8)%
  Trust department income                         92           71              21           29.6
  Mortgage loan servicing fees                   144          129              15           11.6
  Gain on sales of mortgage loans                 62           56               6           10.7
  Gains on calls of debt securities              --             5             (5)        (100.0)
  Credit card fees                               165          149              16           10.7
  Other                                           71           78             (7)          (9.0)

                                             $   866          826                40          4.8 %

NONINTEREST EXPENSE
  Salaries, wages, and
     employee benefits                       $ 1,708        1,565             143                9.1 %
  Occupancy expense                              139          159            (20)              (12.6)
  Furniture and equipment expense                207          222            (15)               (6.8)
  FDIC insurance assessment                        1          227           (226)              (99.6)
  Advertising and promotion                      114           87              27                31.0
  Postage, printing, and supplies                160          181            (21)              (11.6)
  Legal, examination, and
     professional fees                           118          124             (6)               (4.8)
  Credit card expenses                           144          127              17                13.4
  Credit investigation and loan
     collection expenses                          46           41               5                12.2
  Other                                          349          302              47                15.6

                                             $ 2,986        3,035              (49)              (1.6)%

     Noninterest income increased $40,000 or 4.8% to $866,000 for the first six months of 1996 compared to $826,000 for the same period of 1995 due primarily to increases in trust department income, credit card fees, and mortgage loan servicing fees. The increase in trust department income reflected a combination of an increase in fees charged, growth in the market value of assets managed, and an increase in volume of estate distribution fees. Credit card fees increased $16,000 due to an increase volume of merchant transactions, and mortgage loan servicing fees increased $15,000 due to an increase in the average volume of loans serviced from approximately $58,400,000 for the first six months of 1995 to approximately $68,400,000 for the first six months of 1996.

     Noninterest expense decreased $49,000 or 1.6% to $2,986,000 for the first six months of 1996 compared to $3,035,000 for the first six months of 1995 due primarily to a $226,000 decrease in FDIC insurance assessment. The decrease in FDIC insurance assessment reflected a decrease in assessment rate from 23 cents per $100 of deposits for the first half of 1995 to a minimum assessment of $1,000 for the first half of 1996. The favorable effect of the decrease in FDIC insurance assessment was partially offset by a $143,000 or 9.1% increase in salaries and employee benefits, the largest component of noninterest expense. The increase in salaries and employee benefits reflected a combination of recruiting expense, increases in non-officer employee salaries to reflect local market conditions, officer merit increases of approximately 4.1%, increases in profit sharing and pension expense, and increased payroll taxes. Other significant noninterest expense increases were advertising and promotion increased $27,000, credit card expenses increased $17,000, and other noninterest expense increased $47,000. The increase in advertising and promotion expense reflected the fact that such expenses were reduced in the first half of 1995 while a new program was being developed. The increase in credit card expense primarily reflected an increase in volume of merchant transactions processed, and the increase in other noninterest expense primarily reflected increases in data processing fees paid to third parties, connection fees associated with upgrading the Company's data processing telephone lines, increased employee training costs, and an increase in charitable donations. Occupancy expense and furniture and equipment expense decreased $20,000 and $15,000, respectively. The decrease in occupancy expense primarily reflected decreases in building repairs, insurance, and depreciation expenses, while the decrease in furniture and equipment expense primarily reflected a decrease in depreciation expense.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.5% for the first six months of 1996 compared to 32.2% for the first six months of 1995. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratio of income taxes as a percentage of earnings before income taxes was 36.6% for both periods.


NET INTEREST INCOME

     The increase in fully taxable equivalent net interest income for the three month period ended June 30, 1996 primarily reflects growth in average total loans outstanding, while the increase for the six month period ended June 30, 1996 primarily reflects the favorable effects of a shift in earning asset mix from lower yielding investment securities to higher yielding loans. Fully taxable equivalent net interest margin for both periods in 1996 decreased from the rates reported for the comparable periods in 1995 due primarily to increases in the rate paid for other time deposits in order to attract additional funds.

     The following tables present average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June
30, 1996 and 1995.


(DOLLARS EXPRESSED IN THOUSANDS)

                                             THREE MONTHS ENDED                       THREE MONTHS ENDED
                                              JUNE 30, 1996                             JUNE 30, 1995

                                             INTEREST       RATE                             INTEREST        RATE
                                 AVERAGE     INCOME/       EARNED/              AVERAGE       INCOME/       EARNED/
                                 BALANCE     EXPENSE/1/    PAID/1/              BALANCE       EXPENSE/1/    PAID/1/


ASSETS
Loans:(2)
 Commercial                     $ 40,712       $  912         9.01%             $ 34,512        $  834          9.69%
 Real estate                      86,963       1,918           8.87              81,877          1,789           8.76
 Consumer                         32,764         757           9.29              30,733            669           8.73

Investment securities:(3)
 U.S. Treasury and
 U.S. Government agencies         63,769         897           5.66              67,305            903           5.38
 State and municipal              15,347         298           7.81              14,260            283           7.96
 Other                             3,200          50           6.28               6,387             97           6.09
Federal funds sold                18,822         246           5.26              16,000            239           5.99


 Total interest earning
   assets                        261,577       5,078           7.81             251,074          4,814           7.69

All other assets                  16,255                                         15,006
Allowance for loan losses         (2,274)                                        (2,078)


 Total assets                   $275,558                                       $264,002

Continued on next page


                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                JUNE 30, 1996          JUNE 30, 1995

                                             INTEREST        RATE                             INTEREST          RATE
                                AVERAGE      INCOME/        EARNED/           AVERAGE          INCOME/         EARNED/
                                BALANCE      EXPENSE/1/      PAID/1/          BALANCE          EXPENSE/1/       PAID/1/
LIABILITIES  AND STOCKHOLDERS'
     EQUITY
NOW accounts                    $ 28,402      $  189           2.68%           $ 28,342         $  189           2.67%
Savings                           22,260         218           3.94              21,248            208           3.93
Money market                      31,514         327           4.17              31,459            326           4.16
Deposits of
 $100,000 and over                 8,198         108           5.30               5,362             65           4.86
Other time deposits               93,095       1,341           5.79              81,997          1,068           5.22

 Total time deposits             183,469       2,183           4.79             168,408          1,856           4.42
Securities sold under
 agreements to
 repurchase                       18,662         221           4.76              25,399            336           5.31
Interest-bearing demand
 notes to U.S. Treasury              717          10           5.61                 916             10           4.38

 Total interest-bearing
   liabilities                   202,848       2,414           4.79             194,723          2,202           4.54

Demand deposits                   31,794                                         31,519
Other liabilities                  1,796                                          1,639

  Total liabilities              236,438                                        227,881
Stockholders' equity              39,120                                        36,121

 Total liabilities and
   stockholders' equity         $275,558                                       $264,002

Net interest income                          $ 2,664                                           $ 2,612

Net interest margin                                             4.10%                                            4.17%


/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $90,000 in 1996 and $89,000 in 1995.
/2/  Non-accruing loans are included in the average amounts outstanding.
/3/  Average balances based on amortized cost.


(DOLLARS EXPRESSED IN THOUSANDS)

                              SIX MONTHS ENDED       SIX MONTHS ENDED
                                JUNE 30, 1996          JUNE 30, 1995

                                           INTEREST          RATE                            INTEREST          RATE
                               AVERAGE      INCOME/         EARNED/            AVERAGE        INCOME/         EARNED/
                               BALANCE      EXPENSE/1/      PAID/1/            BALANCE        EXPENSE/1/       PAID/1/

ASSETS

Loans:/2/
 Commercial                     $ 39,350     $ 1,776           9.08%           $ 32,954        $ 1,564           9.57%
 Real estate                      86,201       3,831           8.94              81,325          3,474           8.61
 Consumer                         31,979       1,471           9.25              30,776          1,318           8.64
 Money Market/3/                   --           --              --                  284              8           5.68

Investment securities:/4/
 U.S. Treasury and
 U.S. Government agencies         61,302       1,724           5.66              68,776          1,819           5.33
 State and municipal              15,222         593           7.83              14,145            560           7.98
 Other                             3,204         101           6.34               6,646            198           6.01
Federal funds sold                19,994         528           5.31              17,312            512           5.96


 Total interest earning
   assets                        257,252      10,024           7.84             252,218          9,453           7.56

All other assets                  16,618                                        15,482
Allowance for loan losses         (2,246)                                       (2,025)


 Total assets                   $271,624                                       $265,675

Continued on next page

                              SIX MONTHS ENDED      SIX MONTHS ENDED
                                JUNE 30, 1996          JUNE 30, 1995

                                            INTEREST           RATE                           INTEREST           RATE
                                AVERAGE      INCOME/          EARNED/         AVERAGE          INCOME/          EARNED/
                                BALANCE      EXPENSE/1/       PAID/1/         BALANCE          EXPENSE/1/       PAID/1/
LIABILITIES  AND STOCKHOLDERS'
     EQUITY
NOW accounts                    $ 28,550      $  380           2.68%           $ 29,494         $  391           2.67%
Savings                           21,863         429           3.95              21,031            410           3.93
Money market                      31,079         646           4.18              32,377            668           4.16
Deposits of
 $100,000 and over                 7,755         206           5.34               4,973            116           4.70
Other time deposits               92,107       2,665           5.82              81,370          1,992           4.94

 Total time deposits             181,354       4,326           4.80             169,245          3,577           4.26
Securities sold under
 agreements to
 repurchase                       17,741         415           4.70              26,572            688           5.22
Interest-bearing demand
 notes to U.S. Treasury              744          20           5.41                 957             26           5.48

 Total interest-bearing
   liabilities                   199,839       4,761           4.79             196,774          4,291           4.40

Demand deposits                   31,151                                         31,752
Other liabilities                  1,726                                          1,617

  Total liabilities              232,716                                        230,143
Stockholders' equity              38,908                                         35,532

 Total liabilities and
    stockholders' equity        $271,624                                       $265,675

Net interest income                         $  5,263                                          $  5,162

Net interest margin                                                 4.11%                                        4.13%

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $180,000 in 1996 and $178,000 in 1995.
/2/  Non-accruing loans are included in the average amounts outstanding.
/3/  Includes banker's acceptances and commercial paper.
/4/  Average balances based on amortized cost.

     The following tables present, on a fully taxable equivalent basis, analyses of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

(DOLLARS EXPRESSED IN THOUSANDS)
                                                         THREE MONTHS ENDED JUNE 30,
                                                        1996 COMPARED TO THREE MONTHS
                                                            ENDED JUNE 30, 1995

                                                               CHANGE DUE TO
                                        TOTAL
                                       CHANGE               VOLUME         RATE

INTEREST INCOME ON A FULLY
   TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $    78                 142           (64)
 Real estate /2/                          129                 112             17
 Consumer                                  88                  46             42
Investment securities:
 U.S. Treasury and U.S.
   Government agencies                    (6)                (49)             43
 State and municipal /2/                   15                  21            (6)
 Other                                   (47)                (50)              3
Federal funds sold                          7                  39           (32)

   Total interest income                  264                 261              3

INTEREST EXPENSE:
NOW accounts                               --                  --             --
Savings                                    10                  10             --
Money market                                1                   1             --
Deposits of
 $100,000 and over                         43                  37              6
Other time deposits                       273                 153            120
Securities sold under
 agreements to repurchase               (115)                (83)           (32)
Interest-bearing demand
 notes to U.S. Treasury                    --                 (2)              2

   Total interest expense                 212                 116             96

NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $    52                 145           (93)
___________
/1/  Non-accruing loans are included in the average amounts
     outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis  using the federal statutory income tax
     rate of 34%, net of nondeductible interest expense.  Such
     adjustments totaled $90,000 in 1996 and $89,000 in 1995.


(DOLLARS EXPRESSED IN THOUSANDS)
                                                SIX MONTHS ENDED JUNE 30,
                                              1996 COMPARED TO THREE MONTHS
                                                 ENDED JUNE 30, 1995
                                                               CHANGE DUE TO
                                        TOTAL
                                        CHANGE              VOLUME         RATE
Interest income on a fully
   taxable equivalent basis:
Loans: /1/
Commercial                              $ 212                 292           (80)
 Real estate /2/                          357                 213            144
 Consumer                                 153                  42            101
 Money Market                             (8)                 (4)            (4)
Investment securities:
 U.S. Treasury and U.S.
   Government agencies                   (95)               (206)            111
 State and municipal /2/                   33                  42            (9)
 Other                                   (97)               (108)             11
Federal funds sold                         16                  74           (58)

   Total interest income                  571                 355            216

INTEREST EXPENSE:
NOW accounts                             (11)                (13)              2
Savings                                    19                  16              3
Money market                             (22)                (27)              5
Deposits of
 $100,000 and over                         90                  72             18
Other time deposits                       673                 283            390
Securities sold under
 agreements to repurchase               (273)               (212)           (61)
Interest-bearing demand
 notes to U.S. Treasury                   (6)                 (6)             --

   Total interest expense                 470                 113            357

NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS             $  101                 242          (141)

___________
/1/  Non-accruing loans are included in the average amounts
     outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis  using the federal statutory income tax
     rate of 34%, net of nondeductible interest expense.  Such
     adjustments totaled $180,000 in 1996 and $178,000 in 1995.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries.

     Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, "classified", and "watch list" loans in order to classify or reclassify loans as "loans requiring attention," "substandard," "doubtful," or "loss". During that review, management also determines what loans should be considered to be "impaired". Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for estimated losses inherent in the loan portfolio. See additional discussion concerning nonperforming loans under "Financial Condition."

     The allowance for loan losses was reduced by net loan charge-offs of $26,301 for the first quarter of 1996 and $75,480 for the second quarter of 1996. That compares to net charge-offs of $16,634 for the first quarter of 1995 and a net recovery of $1,239 for the second quarter of 1995. The allowance for loan losses was increased by the provision charged to expense of $90,000 for the first quarter of 1996 and $135,000 for the second quarter of 1996. That compares to $100,000 for the first quarter of 1995 and $75,000 for the second quarter of 1995. The increase in the provision for the second quarter of 1996 primarily reflects an increase in net loan charge-offs.

     The balance of the allowance for loan losses was $2,302,228 at June 30, 1996 compared to $2,179,009 at December 31, 1995 and $2,102,930 at June 30, 1995. The allowance for loan losses as a percent of outstanding loans was 1.41% at June 30, 1996 compared to 1.41% at December 31, 1995 and 1.45% at June 30, 1995.


                       FINANCIAL CONDITION

     Total assets increased $17,382,792 or 6.8% to $274,723,068 at June 30, 1996 compared to $257,340,276 at December 31, 1995.
Total liabilities increased $16,578,858 or 7.6% to $235,563,948 and stockholders' equity increased $803,934 or 2.1% to $39,159,120.

     Loans, net of unearned income, increased $9,324,216 or 6.0% due primarily to growth in commercial loans and commercial real estate construction projects. Commercial loans increased $3,594,260 or 9.4%, real estate construction loans increased $3,440,721 or 29.3%, and consumer loans increased $2,071,831 or 6.6%. Real estate mortgage loans increased $217,404 or 0.3%.

     Nonperforming loans, defined as loans 90 days or more past due and loans on nonaccrual status, totaled $924,000 or 0.56% of total loans at June 30, 1996 compared to $838,000 or 0.54% of total loans at December 31, 1995. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                          JUNE 30, 1996                  DECEMBER 31, 1995
                                                        % OF                            % OF
                                                        GROSS                           GROSS
                                        BALANCE         LOANS           BALANCE         LOANS

     Loans 90 days or more
       past due -
       Commercial                      $  122             .07%           $   --            --%
       Real Estate                        148             .09               110            .07
       Consumer                             3              --                 7             --

                                          273              .16             117            .07

     Loans on nonaccrual
        status -
       Commercial                          27              .02              75            .05
       Real Estate                        565              .34             626            .41
       Consumer                            59              .04              20            .01

                                          651              .40             721            .47

     Total nonperforming loans            924             .56%             838           .54%

     Repossessions                         72                               70

     Total nonperforming
        assets                         $  996                           $  908


     The allowance for loan losses was 249.16% of nonperforming loans at June 30, 1996 compared to 260.02% of nonperforming loans at December 31, 1995. The June 30, 1996 balance of commercial loans 90 days or more past due reflects three loans. One of the loans totaling approximately $41,000 is ninety percent guaranteed by the Small Business Administration, and the other two are well secured and in the process of collection. The decrease in commercial loans on nonaccrual status from December 31, 1995 to June 30, 1996 reflects payments received on loans included in the December 31, 1995 balance. Approximately $182,000 of loans to a borrower who declared bankruptcy were added to commercial loans on nonaccrual status during the first quarter of 1996, but approximately $141,000 of those loans were guaranteed by the Small Business Administration. The Company liquidated collateral securing those loans during the second quarter of 1996 and charged off the remaining non-guaranteed balance of approximately $29,000. The decrease in real estate loans on nonaccrual status from December 31, 1995 to June 30, 1996 primarily reflects the return to accrual status of one residential real estate loan with a principal balance of approximately $42,000 plus payments received on other loans included in the December 31, 1995 balance. It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection.
A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 1996 and 1995, which would have been recorded under the original terms of those loans, was approximately $36,000 and $31,000 for the six months ended June
30, 1996 and 1995, respectively.  Approximately $8,000 and
$10,000 was actually recorded as interest income on such loans for the six months ended June 30, 1996 and 1995, respectively.

     A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 1996 included in the table above, which were considered "impaired", four commercial loans and eleven installment loans totaling approximately $419,000 are not included in the nonaccrual table above but were considered by management to be "impaired". The average balance of "impaired" loans for the first six months of 1996 was approximately $1,086,000.

     As of June 30, 1996 approximately $6,139,000 of loans not included in the nonaccrual table above were classified by management as having potential credit problems which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Of the $6,139,000 of "classified" loans at June 30, 1996, $419,000 represented the "impaired" loans referred to in the preceding paragraph; $4,134,000 represented commercial loans that operate in an industry that has experienced some adverse economic trends due to change in that industry's regulatory environment; $322,000 represented three commercial loans ranging in size from approximately $1,500 to $209,000; $1,151,000 represented four real estate loans ranging in size from approximately $55,000 to $622,000; and $113,000 represented fifteen installment loans to individuals. During the first quarter of 1996 the Company agreed to lend up to $800,000 in additional funds (approximately $410,000 of which have been advanced) to one of the borrowers in the industry that has experienced adverse economic trends. The Company believes that by advancing additional funds to meet the short-term cash needs of the borrower, the likelihood of full collection of all amounts owed is enhanced. The additional funding commitment was collateralized by previously unpledged collateral and other credit enhancements. The $622,000 commercial real estate project has experienced cash flow problems, but it is secured by a first mortgage upon which management believes the Company is well secured.

     Investments in debt securities classified as held-to-maturity increased $1,445,866 or 7.3% to $21,371,132 at June 30, 1996 compared to $19,925,266 at December 31, 1995.
Investments classified as held-to-maturity are carried at amortized cost. At June 30, 1996 and December 31, 1995 the aggregate fair value of the Company's held-to-maturity investment portfolio was approximately $207,000 and $2,000, respectively, less than its aggregate carrying value.

     Investments in debt and equity securities classified as available-for-sale increased $12,311,346 or 25.3% to $60,892,977 at June 30, 1996 compared to $48,581,631 at December 31, 1995. Investments classified as available-for-sale are carried at fair value. At December 31, 1995 the market valuation account for the available-for-sale investments of $215,291 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $135,633 was reflected as a separate positive component of stockholders' equity. During 1996, the market valuation account was decreased $724,388 to a negative balance of $509,097 to reflect the fair value of available-for-sale investments at June 30, 1996 and the net after tax decrease resulting from the change in the market valuation adjustment of $456,364 decreased the stockholders' equity component to a negative balance of $320,731 at June 30, 1996.
The decrease in fair value compared to amortized cost resulted from a increase in current market rates from December 31, 1995 to June 30, 1996.

     Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $6,413,308 or 21.3% to $23,644,168 at June 30, 1996 compared to $30,057,476 at
December 31, 1995.

     Total deposits increased $8,192,461 or 4.0% to $215,007,774 at June 30, 1996 compared to $206,815,313 at December 31, 1995 due primarily to growth in time certificates of deposit which increased $4,981,909 and reflected an increase in rates paid for those funds. Interest bearing transaction accounts increased $2,542,173 from December 31, 1995 to June 30, 1996 due to normal fluctuations in those accounts. Interest bearing transaction accounts decreased approximately 1.7% based on average balances for the first six months of 1996 compared to the first six months of 1995, and reflected customers shifting balances to higher yielding time certificates of deposit and other alternative investments.

     Securities sold under agreements to repurchase increased
$6,540,698 to $16,678,567 at June 30, 1996 compared to
$10,137,869 at December 31, 1995 due primarily to short-term funds obtained from the Jefferson City School District.

     The increase in stockholders' equity reflected net income of $1,849,478 less dividends declared of $589,180 and the $456,364 decrease in unrealized holding gains (losses) on investments in debt and equity securities available-for-sale.

     No material changes in the Company's liquidity or capital resources have occurred since December 31, 1995.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

     In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the
Company is hereby identifying important risks and uncertainties that could affect the Company's actual results of operations, financial condition or business and could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere orally or in writing, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKET AREA

     The profitability of the Company is dependent on the profitability of its subsidiary, The Exchange National Bank of Jefferson City ("Bank"), which is a national banking association operating out of central Missouri. The Bank's financial condition is affected by fluctuations in the economic conditions prevailing in that portion of Missouri in which the Bank's banking operations are located. Accordingly, the financial conditions of both the Bank and the Company would be adversely affected by deterioration in the general economic and real estate climate in the State of Missouri. The Bank's business is also subject to fluctuations in interest rates, national and local economic conditions, monetary and regulatory policies and consumer and institutional confidence in the Bank. The fluctuations are neither predictable nor controllable and may have materially adverse consequences upon the operations and financial condition of the Bank and the Company in the future even if other favorable events occur.

IMPORTANCE OF NET INTEREST INCOME AND SUSCEPTIBILITY TO CHANGES
IN INTEREST RATES

     The primary source of earnings for the Bank and the Company is net interest income, which is the difference between interest and fees earned on loans and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. There may be a difference between the amount of interest-earning assets scheduled to reprice in any given period and the amount of interest-bearing liabilities scheduled to reprice over the same time. Any difference can create a lag between the time it takes the rate the Bank earns interest to respond to market fluctuations and the time it takes the rate the Bank incurs interest costs to respond to market fluctuations, and vice-versa. Because of these "interest sensitivity gaps," the amount of net interest income may be affected by fluctuations in the interest rate.

ASSET QUALITY AND LENDING RISKS

     Success in the banking industry largely depends on the quality of loans and other assets. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect of the operations and financial condition of the Bank and the Company. There is a degree of credit risk associated with any lending activity. The Company attempts to minimize its credit risk through loan diversification. Although the Company's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central Missouri area and the level of non-performing assets is heavily dependent upon local conditions. See "Economic Conditions in the Company's
Primary Market Area." There can be no assurance that the level of the Company's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Bank and the Company.

PROVISIONS FOR POSSIBLE LOAN LOSSES

     The Company makes a provision for loan losses based upon management's analysis of potential losses in the loan portfolio and considerations of prevailing economic conditions. The Company may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. See "Asset Quality and Lending Risks." Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Company's loan portfolio, allowance for loan losses, in-substance foreclosed loans, and real estate acquired by foreclosure. Such agencies may require the Company to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for possible loan losses, whether required as a result of regulatory review or initiated by the Company itself, may materially alter the financial outlook of the Bank and the Company.

COMPETITION IN THE COMPANY'S MARKET AREA

     The Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole County. The Bank's competitors include other commercial banks, savings and loan associations, savings banks, credit unions and money market mutual funds. Savings and loan associations and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. As a result, these thrift institutions are expected to continue to offer increased competition to commercial banks in the future.
In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. An increase in the intensity of competition from other banks in the central Missouri market could have a materially adverse impact on the operations and financial condition of the Bank and the Company.

REGULATION

     Banks and bank holding companies such as the Company are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect depositors and borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a materially adverse effect on the operations and financial condition of the Bank and the Company.

IMPORTANCE OF EXECUTIVE OFFICERS

     The success of the Bank and the Company has been largely dependent on the efforts of Donald Campbell and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Donald Campbell, or any of the other key executive officers could have a materially adverse effect on the Bank and the Company.

ADDITIONAL FACTORS

     Additional risks and uncertainties that may affect the future results of operations, financial condition or business of the Bank and the Company include, but are not limited to: (i) the ability to keep pace with technological change including developing and implementing technological advances timely and cost-effectively in order to provide better service and remain competitive; (ii) adverse publicity, new coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the Bank or the Company; and (iii) changes in accounting policies and practices.




                   PART II - OTHER INFORMATION




Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 12, 1996, the shareholders re-elected two Class I Directors, namely, Charles G. Dudenhoeffer, Jr. and Philip D. Freeman, and ratified the Board of Directors selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1996. Class II Directors, namely, David R. Goller and James R. Loyd, and Class III Directors, namely, Harold G. Butzer, Donald L. Campbell, and Kevin L. Riley, continue to serve terms expiring at the annual meetings of shareholders in 1997 and 1998, respectively.

     The following is a summary of votes cast. No broker non-votes were received.

                                            Withhold
                                            Authority/
                                       For  Against   Abstentions
     Election of Directors:

     Charles G. Dudenhoeffer, Jr.               512,799             7,890            N/A

     Philip D. Freeman                          520,367               322            N/A

     Ratification of KPMG Peat
        Marwick LLP as
        independent auditors                    517,147              -0-           3,542

     N/A = not applicable


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits


Exhibit No.         Description

     3.1  Articles of Incorporation of the Company (filed as
          Exhibit 3(a) to the Company's Registration Statement on
          Form S-4 (Registration No. 33-54166) and incorporated herein by reference).


     3.2  Bylaws of the Company (filed as Exhibit 3(b) to the
          Company's Registration Statement on Form S-4
          (Registration No. 33-54166) and incorporated herein by reference).

        4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

     27   Financial Data Schedule


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the second quarter of 1996.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EXCHANGE NATIONAL BANCSHARES, INC.



        Date                 By /s/ Donald L. Campbell
                             Donald L. Campbell, Chairman of the
                             Board of Directors, President and
    August 2, 1996           Principal Executive Officer


                             By /s/ Carl A. Brandenburg, Sr.
                             Carl A. Brandenburg, Sr., Treasurer
    August 2, 1996               and Chief Financial Officer

                EXCHANGE NATIONAL BANCSHARES, INC.

                        INDEX TO EXHIBITS

                    June 30, 1996 Form 10-QSB


Exhibit No.         Description                          Page No.

     3.1  Articles of Incorporation of the Company (filed
          as Exhibit 3(a) to the Company's Registration
          Statement on Form S-4 (Registration No.
          33-54166) and incorporated herein by reference).     **




     3.2  Bylaws of the Company (filed as Exhibit 3(b) to the
          Company's Registration Statement on Form S-4
          (Registration No. 33-54166) and incorporated
          herein by reference).                                **




     4    Specimen certificate representing shares of the
          Company's $1.00 par value common stock (filed as
          Exhibit 4 to the Company's Registration Statement
          on Form S-4 (Registration No. 33-54166) and
          incorporated herein by reference).                   **




     27   Financial Data Schedule                              32







**  Incorporated by reference.