Form 10QSB
period 1996-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1996-11-12
CIK 893847

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

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


    As of November 1, 1996, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

    Transitional Small Business Disclosure Format:
[ ] Yes  [X] No

                        Page 1 of 28 pages
               Index to Exhibits located on page 27

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                    SEPTEMBER 30,    DECEMBER 31,
                                        1996             1995
                                  _____________     ____________
ASSETS
Loans, net of unearned income:
  Commercial                       $ 40,329,413       38,354,883
  Real estate -- construction        17,833,051       11,740,275
  Real estate -- mortgage            77,678,152       73,029,300
  Consumer                           33,993,514       31,214,677
  Bankers acceptances                 7,678,374           --
                                    ____________     ____________
                                    177,512,504      154,339,135
  Less allowance for loan losses      2,297,721        2,179,009
                                    ____________     ____________
      Loans, net                    175,214,783      152,160,126
                                    ____________     ____________
Investments in debt and
 equity securities:
  Held-to-maturity, estimated
    market value of $24,696,808
    at September 30, 1996 and
    $19,923,718 at
    December 31, 1995
                                     24,782,522       19,925,266
  Available-for-sale, at estimated
     market value                    53,030,869       48,581,631
                                    ____________     ____________
      Total investments in debt
        and equity securities        77,813,391       68,506,897
                                    ____________     ____________

Federal funds sold                   12,500,000       18,000,000
Cash and due from banks              14,101,587       12,057,476
Premises and equipment                3,154,213        2,573,168
Accrued interest receivable           2,660,222        2,327,623
Deferred income taxes                   732,379          513,690
Other assets                          1,187,719        1,201,296
                                   ____________     ____________
                                   $287,364,294      257,340,276
                                   ============     ============

Continued on next page

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (UNAUDITED)

                                   SEPTEMBER 30,    DECEMBER 31,
                                       1996             1995
                                   ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                    $ 35,486,128       32,033,568
Time deposits                       187,945,430      174,781,745
                                   ____________     ____________
      Total deposits                223,431,558      206,815,313
Securities sold under agreements
     to repurchase                   19,793,205       10,137,869
Interest-bearing demand notes to
     U.S. Treasury                    1,997,709          278,012
Accrued interest payable              1,028,047          910,365
Other liabilities                     1,214,675          843,531
                                    ____________     ____________
      Total liabilities             247,465,194      218,985,090
                                    ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value;
     1,500,000 shares authorized;
     718,511 issued and outstanding     718,511          718,511
  Surplus                             1,281,489        1,281,489
  Undivided profits                  38,135,829       36,219,553
  Unrealized holding gains (losses)
    on investments in debt and
    equity securities
    available-for-sale                 (236,729)         135,633
                                   ____________     ____________
      Total stockholders' equity     39,899,100       38,355,186
                                    ____________     ____________
                                    $287,364,294      257,340,276
                                    ============     ============

See accompanying notes to condensed consolidated financial statements.


              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                    THREE MONTHS ENDED      NINE MONTHS ENDED
                       SEPTEMBER 30,           SEPTEMBER 30,
                 _______________________   ______________________
                       1996        1995         1996        1995
                 ___________ ___________  ___________ ___________
Interest income $ 5,130,040   4,616,256   14,973,710  13,891,621

Interest expense  2,488,519   2,130,743    7,249,168   6,421,373
                 ___________ ___________  ___________ ___________
Net interest
  income          2,641,521   2,485,513    7,724,542   7,470,248

Provision for
  loan losses        80,000      45,000      305,000     220,000
                 ___________ ___________  ___________ ___________
Net interest income
  after provision for
  loan losses     2,561,521   2,440,513    7,419,542   7,250,248

Noninterest income  480,644     421,064    1,346,552   1,246,220

Noninterest
  expense         1,595,043   1,436,673    4,580,494   4,471,722
                ___________ ___________  ___________ ___________
Income before
  income taxes    1,447,122   1,424,904    4,185,600   4,024,746

Income taxes        475,000     470,000    1,364,000   1,308,000
                ___________ ___________  ___________ ___________
Net income      $   972,122     954,904    2,821,600   2,716,746
                =========== ===========  =========== ===========

Earnings per
   common share       $1.36        1.33         3.93        3.78
                      =====       =====        =====       =====

Dividends per share:

   Declared           $0.44        0.38         1.26        1.09
                      =====       =====        =====       =====

   Paid               $0.44        0.38         1.20        1.04
                      =====       =====        =====       =====


    See accompanying notes to condensed consolidated financial statements.


              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                       _________________________
                                           1996           1995
                                       ___________    ___________
Cash flows from operating activities:
  Net income                           $ 2,821,600      2,716,746
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Provision for loan losses              305,000        220,000
    Depreciation expense                   219,822        244,505
    Net amortization of debt securities
     premiums and discounts                 92,625        225,037
    Gain on calls of debt securities         --           (4,502)
    Increase in accrued interest
      receivable                          (332,599)      (85,308)
    Decrease in other assets                13,577         24,757
    Increase in accrued interest payable   117,682        181,795
    Increase in other liabilities          371,144        205,262
    Other, net                             (83,521)     (173,961)
  Origination of mortgage loans
   for sale                            (16,046,756)  (13,935,922)
  Proceeds from the sale of
    mortgage loans held for sale        16,046,756     13,935,922
                                       ___________    ___________
     Net cash provided by operating
      activities                         3,525,330      3,554,331
                                       ___________    ___________
Cash flows from investing activities:

  Net increase in loans                (24,527,552)   (7,592,286)
  Purchases of held-to-maturity
    debt securities                     (7,546,904)  (32,969,264)
  Purchases of available-for-sale
    debt securities                    (41,081,613)   (7,155,476)
  Proceeds from maturities of
   debt securities:
   Held-to-maturity                      2,454,937     37,257,460
   Available-for-sale                   34,483,410      9,702,016
  Proceeds from calls of
    debt securities:
   Held-to-maturity                        200,000      3,085,200
   Available-for-sale                    1,500,000      2,000,000
  Purchase of Federal Home Loan
   Bank stock                                 --        (788,400)
  Purchases of premises and equipment     (800,867)     (114,669)
  Proceeds from disposition of
    premises and equipment                   --            19,613
  Proceeds from sales of other real
    estate owned and repossessions        1,208,305       676,838
                                        ___________   ___________
     Net cash (used in) provided by
       investing activities             (34,110,284)    4,121,032
                                        ___________   ___________


Continued on next page

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                               (Unaudited)
                                            NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                       _________________________
                                           1996           1995
                                       ___________    ___________
Cash flows from financing activities:
  Net increase (decrease) in
    demand deposits                     3,452,560     (6,878,409)
  Net increase (decrease) in
    interest-bearing transaction
    accounts                            1,978,031     (6,692,116)
  Net increase in time deposits        11,185,654      7,887,479
  Net increase (decrease) in
   securities sold under agreements
   to repurchase                        9,655,336     (8,465,115)
  Net increase in interest-bearing
   demand notes to U.S. Treasury        1,719,697      2,162,112
  Cash dividends paid                    (862,213)      (747,252)
                                       ___________    ___________
     Net cash provided by (used in)
       financing activities             27,129,065   (12,733,301)
                                       ___________    ___________

     Net decrease in cash and
      cash equivalents                  (3,455,889)   (5,057,938)
Cash and cash equivalents,
  beginning of period                   30,057,476     33,884,541
                                       ___________    ___________
Cash and cash equivalents,
  end of period                        $26,601,587     28,826,603
                                       ===========    ===========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during period for:
   Interest                            $ 7,131,486      6,239,578
   Income taxes                          1,402,955      1,502,146
  Other real estate and repossessions
   acquired in settlement of loans       1,225,292        589,110


       See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


          Nine Months Ended September 30, 1996 and 1995



    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association.

    Earnings per share amounts are based on 718,511 weighted average shares outstanding for the three and nine month periods ended September 30, 1996 and 1995.

    On January 1, 1996 the Company adopted on a prospective basis the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS
122). SFAS 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others; however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without mortgage servicing rights) based on their relative fair values, if it is practicable to estimate those fair values. If it is not practicable to estimate the fair values of the mortgage servicing rights and the mortgage loans (without the mortgage servicing rights), the entire cost of purchasing or originating the loans should be allocated to the mortgage loans (without mortgage servicing rights) and no cost should be allocated to the mortgage servicing rights. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Company's mortgage banking activities consist of offering qualified borrowers loans conforming to standards required by the secondary market. Those loans are not funded until the Company has a non-recourse purchase commitment for each individual loan from the secondary market at a predetermined price. As such amounts are immaterial, the Company is allocating the entire cost of originating those individual loans to the mortgage loans (without mortgage servicing rights) and no cost is being allocated to the mortgage servicing rights. During the first nine months of 1996 the Company originated and sold 231 individual mortgage loans with a total principal balance of $16,046,756.

    On June 28, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

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

    SFAS 125 provides implementation guidance for accounting for
(1) securitizations, (2) transfers of partial interests, (3) servicing of financial assets, (4) securities lending transactions, (5) repurchase agreements including "dollar rolls", (6) "wash sales," (7) loan syndications and participations, (8) risk participations in banker's acceptances,
(9) factoring arrangements, (10) transfers of receivables with recourse, (11) transfers of sales-type and direct financing lease receivables, and (12) extinguishments of liabilities.

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

    The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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







Item 2.  Management's Discussion and Analysis



EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS.
FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 1996 AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



    Net income for the three months ended September 30, 1996 of $972,000 increased $17,000 when compared to the third quarter of 1995. Earnings per common share for the third quarter of 1996 of $1.36 increased 3 cents or 2.3% when compared to the third quarter of 1995. Net income for the nine months ended September 30, 1996 of $2,822,000 increased $105,000 when compared to the first nine months of 1995. Earnings per common share for the nine months ended September 30, 1996 of $3.93 increased 15 cents or 4.0% when compared to the first nine months of 1995.

    The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (DOLLARS EXPRESSED IN THOUSANDS)
                                  THREE MONTHS      NINE MONTHS
                                    ENDED            ENDED
                                 SEPTEMBER 30,    SEPTEMBER 30,
                               _______________  _______________
                                 1996    1995     1996    1995
                               _______ _______  _______ _______
Interest income                $ 5,130   4,616   14,974  13,892
Fully taxable equivalent
  (FTE) adjustment                  93      89      273     266
                               _______ _______  _______ _______
Interest income (FTE basis)      5,223   4,705   15,247  14,158
Interest expense                 2,488   2,130    7,249   6,421
                               _______ _______  _______ _______
Net interest income
  (FTE basis)                    2,735   2,575    7,998   7,737
Provision for loan losses           80      45      305     220
                               _______ _______  _______ _______
Net interest income after
  provision for loan
  losses (FTE basis)             2,655   2,530    7,693   7,517
Noninterest income                 480     421    1,347   1,246
Noninterest expense              1,595   1,437    4,581   4,472
                               _______ _______  _______ _______
Earnings before income taxes
  (FTE basis)                    1,540   1,514    4,459   4,291
                               _______ _______  _______ _______
Income taxes                       475     470    1,364   1,308
FTE adjustment                      93      89      273     266
                               _______ _______  _______ _______
Income taxes (FTE basis)           568     559    1,637   1,574
                               _______ _______  _______ _______
    Net income                 $   972     955    2,822   2,717
                               ======= =======  ======= =======


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
   ENDED SEPTEMBER 30, 1995


    Net interest income on a fully taxable equivalent basis increased $160,000 or 6.2% to $2,735,000 or 4.13% of average earning assets for the third quarter of 1996 compared to $2,575,000 or 4.30% of average earning assets for the same period of 1995. The provision for possible loan losses for the three months ended September 30, 1996 was $80,000 compared to $45,000 for the same period of 1995.

    Noninterest income and noninterest expense for the three month periods ended September 30, 1996 and 1995 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                            THREE MONTHS
                               ENDED
                            SEPTEMBER 30,     INCREASE (DECREASE)
                          ________________   __________________
                            1996     1995      Amount      %
                          _______  _______   ________  ________
NONINTEREST INCOME
   Service charges on
     deposit accounts    $   180      163         17     10.4 %
   Trust department income    75       42         33     78.6
   Mortgage loan servicing
    fees                      74       70          4      5.7
   Gain on sales of mortgage
    loans                     25       36        (11)   (30.6)
   Credit card fees           89       78         11     14.1
   Other                      37       32          5     15.6
                           _______  _______    _______
                         $   480      421         59     14.0 %
                           =======  =======    =======
NONINTEREST EXPENSE
   Salaries, wages, and
     employee benefits   $   850      789         61      7.7 %
   Occupancy expense          86       78          8     10.3
   Furniture and equipment
    expense                  112      109          3      2.8
   FDIC insurance assessment   1      (12)        13    108.3
   Advertising and promotion 132       52         80    153.8
   Postage, printing, and
     supplies                 88       82          6      7.3
   Legal, examination, and
      professional fees       42       63        (21)   (33.3)
   Credit card expenses       77       73          4      5.5
   Credit investigation
      and loan collection
      expenses                33       25          8     32.0
   Other                     174      178         (4)    (2.2)
                           _______  _______    _______
                           $ 1,595    1,437        158     11.0 %
                           =======  =======    =======

    Noninterest income increased $59,000 or 14.0% to $480,000 for the third quarter of 1996 compared to $421,000 for the same period of 1995 due primarily to increases in trust department income, service charges on deposit accounts, and credit card fees, which were offset in part by a decrease in gain on sales of mortgage loans. The increase in trust department income reflected a combination of an increase in fees charged, growth in the market value of assets managed, and an increase in volume of estate distribution fees. The growth in service charges on deposit accounts and credit card fees both reflected increased volume. Gains on sales of mortgage loans decreased $11,000 due to a decrease in volume of loans originated and sold to the secondary market from approximately $5,100,000 for the third quarter of 1995 to approximately $3,900,000 for the third quarter of 1996.

    Noninterest expense increased $158,000 or 11.0% to $1,595,000 for the third quarter of 1996 compared to $1,437,000 for the third quarter of 1995 due primarily to increases in advertising and promotion and salaries, wages, and employee benefits. The increase in advertising and promotion reflected increased costs associated with a new logo and a special advertising program plus the fact that such expenses were reduced in the third quarter of 1995 while the new program was being developed. It is presently anticipated that advertising and promotion costs for the fourth quarter of 1996 will be significantly lower than the amount reported for the third quarter of 1996. The increase in salaries, wages, and employee benefits reflected a combination of increases in non-officer employee salaries to respond to local market conditions, officer merit increases of approximately 4.1%, increases in profit sharing and pension expense, and increased payroll taxes. The increase in FDIC insurance assessment reflects the fact that a credit for a prior over assessment was received in the third quarter of 1995. The Company is currently assessed at the minimum assessment level of $500 per quarter.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.8% for the third quarter of 1996 compared to 33.0% for the third quarter of 1995. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 36.9% for both periods.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
   ENDED SEPTEMBER 30, 1995

    Net interest income on a fully taxable equivalent basis increased $261,000 or 3.4% to $7,998,000 or 4.12% of average earning assets for the first nine months of 1996 compared to $7,737,000 or 4.18% of average earning assets for the same period of 1995. The provision for possible loan losses for the nine months ended September 30, 1996 was $305,000 compared to $220,000 for the same period of 1995.

    Noninterest income and noninterest expense for the nine month periods ended September 30, 1996 and 1995 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                           NINE MONTHS
                                              ENDED
                                          SEPTEMBER 30,    INCREASE (DECREASE)
                                         ________________   __________________
                                           1996     1995      Amount      %
                                          _______  _______   _______  _______
NONINTEREST INCOME
   Service charges on deposit accounts  $   512      501         11      2.2 %
   Trust department income                  167      113         54     47.8
   Mortgage loan servicing fees             219      199         20     10.1
   Gain on sales of mortgage loans           87       92         (5)    (5.4)
   Gains on calls of debt securities         --        5         (5)  (100.0)
   Credit card fees                         254      227         27     11.9
   Other                                    108      109         (1)    (0.9)
                                         _______  _______    _______
                                         $ 1,347    1,246        101      8.1%
                                         =======  =======    =======

(DOLLARS EXPRESSED IN THOUSANDS)
                                          NINE MONTHS
                                             ENDED
                                         SEPTEMBER 30,     INCREASE (DECREASE)
                                        ________________   __________________
                                         1996     1995      Amount      %
                                        _______  _______   ________  ________
NONINTEREST EXPENSE
   Salaries, wages, and
     employee benefits                  $ 2,558    2,354        204      8.7 %
   Occupancy expense                        225      237        (12)    (5.1)
   Furniture and equipment expense          319      331        (12)    (3.6)
   FDIC insurance assessment                  2      215       (213)   (99.1)
   Advertising and promotion                246      139        107     77.0
   Postage, printing, and supplies          248      263        (15)    (5.7)
   Legal, examination, and
      professional fees                     160      187        (27)   (14.4)
   Credit card expenses                     221      200         21     10.5
   Credit investigation and loan
      collection expenses                    79       66         13     19.7
   Other                                    523      480         43      9.0
                                        _______  _______    _______
                                        $ 4,581    4,472        109      2.4 %
                                        =======  =======    =======


    Noninterest income increased $101,000 or 8.1% to $1,347,000 for the first nine months of 1996 compared to $1,246,000 for the same period of 1995 due primarily to increases in trust department income, credit card fees, and mortgage loan servicing fees. The increase in trust department income reflected a combination of an increase in fees charged, growth in the market value of assets managed, and an increase in volume of estate distribution fees. Credit card fees increased $27,000 due to an increase in volume of merchant transactions, and mortgage loan servicing fees increased $20,000 due to an increase in the average volume of loans serviced from approximately $59,600,000 for the first nine months of 1995 to approximately $69,800,000 for the first nine months of 1996.

    Noninterest expense increased $109,000 or 2.4% to $4,581,000 for the first nine months of 1996 compared to $4,472,000 for the first nine months of 1995 due primarily to a $204,000 or 8.7% increase in salaries, wages, and employee benefits and a $107,000 or 77.0% increase in advertising and promotion. Those increases were partially offset by a $213,000 decrease in FDIC insurance assessment. The increase in salaries, wages, and employee benefits reflected a combination of recruiting expense, increases in non-officer employee salaries to respond to local market conditions, officer merit increases of approximately 4.1%, increases in profit sharing and pension expense, and increased payroll taxes. The increase in advertising and promotion reflected increased costs associated with a new logo and a special advertising program plus the fact that such expenses were reduced in the first nine months of 1995 while the new program was being developed. The decrease in FDIC insurance assessment reflected a decrease in assessment rate from 23 cents per $100 of deposits for the first half of 1995 and 4 cents per $100 of deposits for the third quarter of 1995 to a minimum assessment of $1,500 for the first nine months of 1996. Other noninterest expense increased $43,000 due primarily to increases in data processing fees paid to third parties, connection fees associated with upgrading the Company's data processing telephone lines, and increased employee training costs. The $27,000 decrease in legal, examination, and professional fees primarily reflected a decrease in consultant fees related to salary administration and strategic planning.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.6% for the first nine months of 1996 compared to 32.5% for the first nine months of 1995. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 36.7% for both periods.



NET INTEREST INCOME

    The increase in fully taxable equivalent net interest income for the three month period ended September 30, 1996 primarily reflects growth in average total loans outstanding, while the increase for the nine month period ended September 30, 1996 primarily reflects the favorable effects of a shift in earning asset mix from lower yielding investment securities to higher yielding loans. Fully taxable equivalent net interest margin for both periods in 1996 decreased from the rates reported for the comparable periods in 1995 due primarily to reduced yields on commercial loans and an increase in the rate paid for other time deposits. Local competitive factors reduced yields obtainable on new commercial loans and increased the necessary rate paid for other time deposits in order to attract additional funds. In addition, the decrease in commercial loan yields reflected two decreases in the prime lending rate of twenty five basis points each, one in late December, 1995 and one in February, 1996.

    The following tables present average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 1996 and 1995.


(DOLLARS EXPRESSED IN THOUSANDS)

                         THREE MONTHS ENDED            THREE MONTHS ENDED
                         SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
                      ___________________________  ___________________________
                                INTEREST   RATE              INTEREST   RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 40,654     $  915   8.95%  $ 34,494     $  848   9.75%
 Real estate            91,790      2,035   8.82     82,971      1,846   8.83
 Consumer               33,758        795   9.37     30,986        685   8.77
 Money market/3/         7,352        101   5.47       --          --     --
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             57,406        836   5.79     50,688        697   5.46
  State and municipal   16,250        314   7.69     14,806        285   7.64
  Other                  3,687         60   6.47      4,193         62   5.87
Federal funds sold      12,435        166   5.31     19,179        281   5.81
Interest-bearing
 deposits                   39          1  10.20         60          1   6.61
                      ________     ______          ________     ______
  Total interest
   earning assets      263,371      5,223   7.89    237,377      4,705   7.86
All other assets        16,837                       16,153
Allowance for loan
 losses                 (2,304)                      (2,114)
                      ________                     ________
  Total assets        $277,904                     $251,416
                      ========                     ========



Continued on next page


                         THREE MONTHS ENDED            THREE MONTHS ENDED
                         SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
                      ___________________________  ___________________________
                                INTEREST   RATE              INTEREST   RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                      ________ __________ _______  ________ __________ _______

LIABILITIES
  AND STOCKHOLDERS'
  EQUITY
NOW accounts          $ 27,109     $  181   2.66%  $ 26,719     $  179   2.66%
Savings                 22,250        220   3.93     21,593        214   3.93
Money market            31,766        335   4.20     30,760        322   4.15
Deposits of
 $100,000 and over      10,214        140   5.45      6,032         80   5.26
Other time deposits     95,283      1,392   5.81     84,736      1,184   5.54
                      ________     ______          ________     ______
  Total time deposits  186,622      2,268   4.83    169,840      1,979   4.62
Securities sold under
 agreements to
 repurchase             17,770        210   4.70     10,405        128   4.88
Interest-bearing
 demand notes
 to U.S. Treasury          846         10   4.70      1,672         23   5.46
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         205,238      2,488   4.82    181,917      2,130   4.65
                                   ______                       ______
Demand deposits         31,318                       30,559
Other liabilities        1,827                        1,674
                      ________                     ________
  Total liabilities    238,383                      214,150
Stockholders' equity    39,521                       37,266
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $277,904                     $251,416
                      ========                     ========
Net interest income                $ 2,735                      $ 2,575
                                   =======                      =======
Net interest margin                         4.13%                        4.30%
__________                                  ====                         ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $93,000 in 1996 and $89,000 in 1995.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.


(DOLLARS EXPRESSED IN THOUSANDS)

                         NINE MONTHS ENDED             NINE MONTHS ENDED
                         SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
                      ___________________________  ___________________________
                                INTEREST   RATE              INTEREST   RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 39,788    $ 2,691   9.03%  $ 33,473    $ 2,412   9.63%
 Real estate            88,078      5,866   8.90     81,880      5,320   8.69
 Consumer               32,576      2,266   9.29     30,847      2,003   8.68
 Money market/3/         2,469        101   5.46        188          8   5.69
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             59,993      2,560   5.70     62,680      2,516   5.37
  State and municipal   15,567        907   7.78     14,368        845   7.86
  Other                  3,366        161   6.39      5,819        260   5.97
Federal funds sold      17,445        694   5.31     17,941        793   5.91
Interest-bearing
 deposits                   24          1   5.57         20          1   6.69
                      ________    _______          ________    _______
  Total interest
   earning assets      259,306     15,247   7.85    247,216     14,158   7.66
All other assets        16,692                       15,709
Allowance for loan
 losses                 (2,266)                      (2,055)
                      ________                     ________
  Total assets        $273,732                     $260,870
                      ========                     ========


Continued on next page

                         NINE MONTHS ENDED            NINE MONTHS ENDED
                         SEPTEMBER 30, 1996           SEPTEMBER 30, 1995
                      ___________________________  ___________________________
                                INTEREST   RATE              INTEREST   RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                      ________ __________ _______  ________ __________ _______

LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
NOW accounts          $ 28,067    $   561   2.67%  $ 28,558    $   570   2.67%
Savings                 21,993        649   3.94     21,220        624   3.93
Money market            31,310        981   4.19     31,832        990   4.16
Deposits of
 $100,000 and over       8,580        346   5.39      5,331        196   4.92
Other time deposits     93,173      4,057   5.82     82,504      3,176   5.15
                      ________    _______          ________    _______
  Total time deposits  183,123      6,594   4.81    169,445      5,556   4.38
Securities sold under
 agreements to
 repurchase             17,751        625   4.70     21,124        816   5.16
Interest-bearing
 demand notes
 to U.S. Treasury          778         30   5.15      1,198         49   5.47
                      ________    _______          ________    _______
  Total interest-
   bearing
   liabilities         201,652      7,249   4.80    191,767      6,421   4.48
                                  _______                      _______
Demand deposits         31,207                       31,350
Other liabilities        1,760                        1,637
                      ________                     ________
  Total liabilities    234,619                      224,754
Stockholders' equity    39,113                       36,116
                      ________                     ________
  Total liabilities
  and stockholders'
  equity              $273,732                     $260,870
                      ========                     ========
Net interest income               $  7,998                     $  7,737
                                  ========                     ========
Net interest margin                         4.12%                        4.18%
__________                                  ====                         ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $273,000 in 1996 and $266,000 in 1995.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.

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


(DOLLARS EXPRESSED IN THOUSANDS)
                                      THREE MONTHS ENDED SEPTEMBER
                                      30, 1996 COMPARED TO THREE
                                      MONTHS ENDED SEPTEMBER 30, 1995
                                      _______________________________
                                                     CHANGE DUE TO
                                       TOTAL     ____________________
                                       CHANGE     VOLUME      RATE
                                      ________   ________   _________

INTEREST INCOME ON A FULLY
     TAXABLE EQUIVALENT BASIS:
Loans: /1/

  Commercial                          $    67        143        (76)
  Real estate /2/                         189        195         (6)
  Consumer                                110         63         47
  Money market                            101        101         --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   139         96         43
  State and municipal /2/                  29         28          1
  Other                                    (2)        (8)         6
Federal funds sold                       (115)       (92)       (23)
Interest-bearing deposits                  --         --         --
                                      _______    _______   ________
    Total interest income                 518        526         (8)
INTEREST EXPENSE:
NOW accounts                                2          3         (1)
Savings                                     6          6         --
Money market                               13         11          2
Deposits of
  $100,000 and over                        60         57          3
Other time deposits                       208        152         56
Securities sold under
  agreements to repurchase                 82         87         (5)
Interest-bearing demand
  notes to U.S. Treasury                  (13)       (10)        (3)
                                      _______    _______   ________
    Total interest expense                358        306         52
                                      _______    _______   ________
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   160        220        (60)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis  using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $93,000 in 1996 and $89,000 in 1995.



(DOLLARS EXPRESSED IN THOUSANDS)
                                      NINE MONTHS ENDED SEPTEMBER
                                      30, 1996 COMPARED TO NINE
                                      MONTHS ENDED SEPTEMBER 30, 1995
                                      _______________________________
                                                     CHANGE DUE TO
                                       TOTAL     ____________________
                                       CHANGE     VOLUME      RATE
                                      ________   ________   _________
INTEREST INCOME ON A FULLY
     TAXABLE EQUIVALENT BASIS:
Loans: /1/
  Commercial                          $   279        434       (155)
  Real estate /2/                         546        411        135
  Consumer                                263        116        147
  Money market                             93         93         --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                    44       (111)       155
  State and municipal /2/                  62         70         (8)
  Other                                   (99)      (116)        17
Federal funds sold                        (99)       (22)       (77)
Interest-bearing deposits                  --         --         --
                                      _______    _______   ________
    Total interest income               1,089        875        214

INTEREST EXPENSE:
NOW accounts                               (9)       (10)         1
Savings                                    25         23          2
Money market                               (9)       (16)         7
Deposits of
  $100,000 and over                       150        129         21
Other time deposits                       881        438        443
Securities sold under
  agreements to repurchase               (191)      (123)       (68)
Interest-bearing demand
  notes to U.S. Treasury                  (19)       (16)        (3)
                                      _______    _______   ________
    Total interest expense                828        425        403
                                      _______    _______   ________
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   261        450       (189)
                                      =======    =======   ========
___________
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis  using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $273,000 in
1996 and $266,000 in 1995.


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

    The allowance for loan losses was reduced by net loan charge-offs of $26,301 for the first quarter of 1996, $75,480 for the second quarter of 1996, and $84,507 for the third quarter of 1996. That compares to net charge-offs of $16,634 for the first quarter of 1995, a net recovery of $1,239 for the second quarter of 1995, and a net recovery of $482 for the third quarter of 1995. The allowance for loan losses was increased by the provision charged to expense of $90,000 for the first quarter of 1996, $135,000 for the second quarter of 1996, and $80,000 for the third quarter of 1996. That compares to $100,000 for the first quarter of 1995, $75,000 for the second quarter of 1995, and $45,000 for the third quarter of 1995.

    The balance of the allowance for loan losses was $2,297,721 at September 30, 1996 compared to $2,179,009 at December 31, 1995 and $2,148,412 at September 30, 1995. The allowance for loan losses as a percent of outstanding loans, excluding bankers acceptances, was 1.35% at September 30, 1996 compared to 1.41% at December 31, 1995 and 1.42% at September 30, 1995.




                             FINANCIAL CONDITION

    Total assets increased $30,024,018 or 11.7% to $287,364,294 at September 30, 1996 compared to $257,340,276 at December 31, 1995. Total liabilities increased $28,480,104 or 13.0% to $247,465,194 and stockholders' equity increased $1,543,914 or 4.0% to $39,899,100.

    Loans, net of unearned income, increased $23,173,369 or 15.0% to $177,512,504 at September 30, 1996 compared to $154,339,135 at
December 31, 1995 due primarily to a $7,678,374 investment in short-term bankers acceptances to offset an increase in short-term securities sold subject to repurchase and growth in commercial real estate loans. Real estate construction loans increased $6,092,776 or 51.9%; real estate mortgage loans increased $4,648,852 or 6.4%; consumer loans increased $2,778,837 or 8.9%; and commercial loans increased $1,974,530 or 5.1%.

    Nonperforming loans, defined as loans 90 days or more past due and loans on nonaccrual status, totaled $916,000 or 0.54% of total loans, excluding bankers acceptances, at September 30, 1996 compared to $838,000 or 0.54% of total loans at December 31, 1995. Detail of those balances plus repossessions is as follows:


(DOLLARS EXPRESSED IN THOUSANDS)
                                       SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                        _________________   _________________
                                                     % OF                % OF
                                                    GROSS               GROSS
                                        BALANCE     LOANS   BALANCE     LOANS
                                        _______     _____   _______     _____
              Loans 90 days or more
                past due -
                 Commercial              $   59      .03%    $   --       --%
                 Real Estate                167      .10        110      .07
                 Consumer                    18      .01          7       --
                                         ______     ____     ______     ____
                                            244      .14        117      .07
                                         ______     ____     ______     ____
              Loans on nonaccrual
                status -
                 Commercial                  61      .04         75      .05
                 Real Estate                596      .35        626      .41
                 Consumer                    15      .01         20      .01
                                         ______     ____     ______     ____
                                            672      .40        721      .47
                                         ______     ____     ______     ____
              Total nonperforming loans     916      .54%       838      .54%
                                                    ====                ====
              Repossessions                  87                  70
                                         ______              ______
              Total nonperforming assets $1,003              $  908
                                         ======              ======


    The allowance for loan losses was 250.84% of nonperforming loans at September 30, 1996 compared to 260.02% of nonperforming loans at December 31, 1995. The September 30, 1996 balances of commercial, real estate, and consumer loans 90 days or more past due reflect one, two, and two loans, respectively, all of which are well secured and in the process of collection. The September
30, 1996 balances of commercial, real estate, and consumer loans on nonaccrual status reflect three, six, and three loans, respectively. One of the commercial loans on nonaccrual status at September 30, 1996, which totaled $41,000, is 90% guaranteed by the Small Business Administration. Approximately $182,000 of loans to a borrower who declared bankruptcy were added to commercial loans on nonaccrual status during the first quarter of 1996, but approximately $141,000 of those loans were guaranteed by the Small Business Administration. The Company liquidated collateral securing those loans during the second quarter of 1996 and charged off the remaining non-guaranteed balance of approximately $29,000.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 1996 and 1995, which would have been recorded under the original terms of those loans, was approximately $62,000 and $46,000 for the nine months ended September 30, 1996 and 1995, respectively. Approximately $16,000 and $14,000 was actually recorded as interest income on such loans for the nine months ended September 30, 1996 and 1995, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 1996 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $4,237,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Approximately $3,939,000 of those loans represented commercial loans that operate in an industry that has experienced some adverse economic trends due to change in that industry's regulatory environment. During the first quarter of 1996 the Company agreed to lend up to $800,000 in additional funds (all of which have been advanced) to one of the borrowers in that industry. The Company believes that by advancing additional funds to meet the short-term cash needs of the borrower, the likelihood of full collection of all amounts owed is enhanced. The additional funding commitment was collateralized by previously unpledged collateral and other credit enhancements. The remainder of loans identified by management as being "impaired" reflected two commercial loans totaling approximately $171,000 and thirteen consumer loans totaling approximately $127,000. The average balance of "impaired" loans for the first nine months of 1996 was approximately $2,321,000.

    As of September 30, 1996 approximately $1,700,000 of additional loans not included in the nonaccrual table or identified by management as being "impaired" were classified by management as having potential credit problems which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Of the $1,700,000 of "classified" loans at September 30, 1996, $166,000 represented three commercial loans ranging in size from approximately $18,000 to $94,000; $1,374,000 represented six real estate loans ranging in size from approximately $35,000 to $465,000; and $160,000 represented twenty two installment loans to individuals.

    Investments in debt securities classified as held-to-maturity increased $4,857,256 or 24.4% to $24,782,522 at September 30,
1996 compared to $19,925,266 at December 31, 1995. Investments classified as held-to-maturity are carried at amortized cost. At September 30, 1996 and December 31, 1995 the aggregate fair value of the Company's held-to-maturity investment portfolio was approximately $86,000 and $2,000, respectively, less than its aggregate carrying value.

    Investments in debt and equity securities classified as available-for-sale increased $4,449,238 or 9.2% to $53,030,869 at September 30, 1996 compared to $48,581,631 at December 31, 1995. Investments classified as available-for-sale are carried at fair value. At December 31, 1995 the market valuation account for the available-for-sale investments of $215,291 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $135,633 was reflected as a separate positive component of stockholders' equity. During 1996, the market valuation account was decreased $591,052 to a negative balance of $375,761 to reflect the fair value of available-for-sale investments at September 30, 1996 and the net after tax decrease resulting from the change in the market valuation adjustment of $372,362 decreased the stockholders' equity component to a negative balance of $236,729 at September 30, 1996. The decrease in fair value compared to amortized cost resulted from a increase in current market rates from December 31, 1995 to September 30, 1996.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $3,455,889 or 11.5% to $26,601,587 at September 30, 1996 compared to $30,057,476 at
December 31, 1995.

    Premises and equipment increased $581,045 or 22.6% to $3,154,213 at September 30, 1996 compared to $2,573,168 at
December 31, 1995. The increase reflected expenditures for premises and equipment of $800,867 and depreciation expense of $219,822. The expenditures for premises and equipment primarily reflected approximately $451,000 in construction costs for a permanent East Bank facility plus purchases of hardware and software for new automated services being offered to customers. It is presently anticipated that the Company will invest approximately $1,000,000 more in premises and equipment in the next six months.

    Total deposits increased $16,616,245 or 8.0% to $223,431,558 at September 30, 1996 compared to $206,815,313 at December 31, 1995 due primarily to growth in time certificates of deposit which increased $11,185,654 and reflected an increase in rates paid for those funds. Demand deposits increased $3,452,560 and interest-bearing transaction accounts increased $1,978,031 from December 31, 1995 to September 30, 1996. Both of those increases were due to normal fluctuations in the accounts. Average demand deposits and interest bearing transaction accounts decreased approximately 0.3% in the aggregate based on average balances for the first nine months of 1996 compared to the first nine months of 1995.

    Securities sold under agreements to repurchase increased $9,655,336 to $19,793,205 at September 30, 1996 compared to
$10,137,869 at December 31, 1995 due primarily to short-term funds obtained from the Jefferson City School District and Cole County Court.

    The increase in stockholders' equity reflected net income of $2,821,600 less dividends declared of $905,324 and the $372,362 decrease in unrealized holding gains (losses) on investments in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1995.

                   PART II - OTHER INFORMATION


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



     27      Financial Data Schedule


(b)       Reports on Form 8-K.

          No reports on Form 8-K have been filed during the third quarter of 1996.

                            SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXCHANGE NATIONAL BANCSHARES, INC.



        Date                  By /s/ Donald L. Campbell
                              __________________________________
                              Donald L. Campbell, Chairman of the
                              Board of Directors, President and
    November 1, 1996          Principal Executive Officer


                              By /s/ Carl A. Brandenburg, Sr.
                              ___________________________________
                              Carl A. Brandenburg, Sr., Treasurer
    November 1, 1996          and Chief Financial Officer

                EXCHANGE NATIONAL BANCSHARES, INC.

                        INDEX TO EXHIBITS

                  September 30, 1996 Form 10-QSB


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




     27      Financial Data Schedule                        28








             **  Incorporated by reference.