Form 10KSB
period 1996-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 1997-03-28
CIK 893847

=================================================================
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1996
                                OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________________ to
          _________________.

                 Commission file number: 0-23636

                EXCHANGE NATIONAL BANCSHARES, INC.
          (Name of small business issuer in its charter)

              MISSOURI                         43-1626350
(State or other jurisdiction     (I.R.S. Employer Identification No.)
of incorporation or organization)

      132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI  65101
       (Address of principal executive offices)      (Zip Code)

            Issuer's telephone number:  (573) 761-6100

  SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     Name of Each Exchange
       Title of Each Class            on Which Registered
               None                           N/A

  SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
             Common Stock, par value $1.00 per share
                         (Title of Class)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]    NO[  ]


     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:
$22,068,701.

     THE AGGREGATE MARKET VALUE OF THE 551,865 SHARES OF VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK ON MARCH 17, 1997, IS $25,937,655. AS OF MARCH 17, 1997, THE ISSUER HAD
718,511 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE,
OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 1996 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES[ ] NO[X]
=================================================================

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act").
Although Bancshares was incorporated under the laws of the State of Missouri on October 23, 1992, it did not engage in any business activity until April 7, 1993. On that date, it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association (the "Bank") pursuant to a corporate reorganization involving an exchange of shares. The Company's activities currently are limited to ownership of the outstanding capital stock of the Bank. Except as otherwise provided herein, references herein to "Bancshares" or the "Company" include Bancshares and its consol-idated subsidiary.

     The Company's principal executive offices are located at 132
East High Street, Jefferson City, Missouri 65101, and its telephone number is (573) 761-6100.

DESCRIPTION OF BUSINESS

     BANCSHARES. Bancshares is a bank holding company registered under the Holding Company Act. The Company's activities currently are limited to ownership of the outstanding capital stock of the Bank. In addition to ownership of the Bank, Bancshares could seek expansion through acquisition and may engage in those activities (such as investments in banks or operations closely related to banking) in which it is permitted to engage under applicable law. It is not currently anticipated that Bancshares will engage in any business other than that directly related to its ownership of the Bank or other financial institutions.

     THE BANK. The Bank, located in Jefferson City, Missouri, was founded in 1865. The Bank is the oldest bank in Cole County, and became a national bank in 1927. The Bank has four banking offices; its principal office at 132 East High Street in Jefferson City's central business district, a facility at 217 West Dunklin near the city's south side business district, a facility at 3701 West Truman Boulevard adjacent to the Capitol Mall Shopping Center, and a facility at 800 Eastland Drive near the city's east side business district. See "Item 2.
Description of Property".

     The Bank is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law, and it is a member of the Federal Reserve System. The Bank's operations are supervised and regulated by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the FDIC. A periodic examination of the Bank is conducted by representatives of the OCC. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of the Bank's common stock. See "Regulation Applicable to Bancshares" and "Regulation Applicable to the Bank".

EMPLOYEES

     As of December 31, 1996, Bancshares and the Bank had approximately 98 full-time and 19 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

COMPETITION

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

     The Bank's principal competition for deposits and loans comes from four other banks within its primary service area of Jefferson City and, to an increasing extent, six other banks in nearby communities. Based on publicly available information, management believes that the Bank is the second largest (in terms of deposits) of the banks within Cole County, behind only Central Trust Bank. The main competition for the Bank's trust services is from other commercial banks, and in particular Central Trust Bank.

REGULATION APPLICABLE TO BANCSHARES

     GENERAL. Bancshares is a registered bank holding company within the meaning of the BHC Act, subject to the supervision of the Federal Reserve Board. Bancshares is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHC Act. Also, the Federal Reserve Board periodically examines Bancshares. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Bank, not shareholders of Bancshares.

     SOURCE OF STRENGTH. Federal Reserve Board policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this policy, a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. It is the Federal Reserve Board's position that the failure of a bank holding company to serve as a source of strength to a distressed subsidiary bank is an unsafe and unsound banking practice. This has become known as the "source of strength doctrine." It is not clear whether the source of strength doctrine is legally enforceable by the Federal Reserve Board.

     LIMITATION ON ACQUISITIONS. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) taking any action that causes a bank to become a controlled subsidiary of the bank holding company, (ii) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or holding company and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition, (iii) the acquisition by a bank holding company or any nonbank subsidiary thereof of all or substantially all of the assets of a bank, or (iv) a merger or consolidation with another bank holding company.

     In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States to substantially lessen competition or to tend to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served. Bancshares has no current plans to acquire any interest in the voting stock or assets of any bank or other financial institution, although such an acquisition may be considered in the future.

     LIMITATION ON CERTAIN ACTIVITIES. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in, any activity other than banking or managing or controlling banks, and any activity which the Federal Reserve Board determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In acting on an application to engage in such an activity, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. This consideration includes an evaluation of the financial and managerial resources of the applicant, including its subsidiaries, and any company to be acquired, and the effect of the proposed transaction on those resources.

     To date, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval. These permissible activities include furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to nonaffiliated banks and nonbank depository institutions, selling certain money orders, United States savings bonds and traveler's checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency and operating a credit bureau.

     The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, management consulting, underwriting of life insurance not sold in connection with a credit transaction, and insurance premium funding, are improper activities for bank holding companies and their subsidiaries. In the future the Federal Reserve Board may take additional actions, adding and refusing to add particular activities to the list of activities that the Federal Reserve Board deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Certain bank holding companies and their subsidiaries possess "grandfather rights" giving them authority to engage in one or more of the activities which are not generally permissible because they were engaged in such activities prior to the adoption of legislation restricting such activities.

     Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision. Currently the Bank is the only subsidiary of Bancshares.

     A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investment in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans.

     REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board has promulgated "capital adequacy guidelines" for use in its examination and supervision of bank holding companies. A holding company's ability to pay dividends and expand its business through the acquisition of new banking subsidiaries can be restricted if its capital falls below levels established by these guidelines. In addition, holding companies whose capital falls below specified levels can be required to implement a plan to increase capital.

      The Federal Reserve Board's capital adequacy guidelines provide for the following types of capital: Tier 1 capital (also referred to as core capital), Tier 2 capital (also referred to as supplementary capital), Tier 3 capital (consisting of short-term subordinated debt that meets certain conditions and used only in the measure of market risk, as discussed below) and Total capital. A bank holding company's Tier 1 capital generally includes the following elements: common shareholders' equity, qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements) and minority interests in the equity accounts of consolidated subsidiaries. Goodwill is generally excluded from Tier 1 capital. Most intangible assets are also deducted from Tier 1 capital. A bank holding company's Tier 2 capital generally includes allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), most perpetual preferred stock and any related surplus (noncumulative and cumulative, without percentage limits), certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and certain intermediate-term preferred stock and intermediate-term subordinated debt instruments (to a maximum of 50% of Tier 1 capital excluding goodwill, but phased-out as the instrument matures). The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital (net of goodwill). For purposes of calculating the total risk-based capital ratio, Total capital generally includes Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, certain deferred tax assets and other deductions as determined by the Federal Reserve Board.

     The Federal Reserve Board issued a regulation which limits the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 50% of Tier 1 capital and, to the further extent that PCCRs, individually, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1996, Bancshares did not have MSRs, PCCRs or CDIs and had $53,334 in other identified intangible assets.

     The Federal Reserve Board's capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding company's Consolidated Financial Statements (FR Y-9C Report), minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) is required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage Ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points.

     Under the Federal Reserve Board's capital adequacy guidelines, a bank holding company must have and maintain a ratio of Total capital to risk-weighted assets of 8.00%, and a ratio of Tier 1 capital to risk-weighted assets of 4%. The amount of a bank holding company's risk-weighted assets is determined by multiplying the balance sheet amount of each of the bank holding company's consolidated assets by a specified risk-weight factor of 0%, 20%, 50% or 100%, in accordance with the relative risk level of the asset. In determining risk-weighted assets, off-balance sheet items, such as standby letters of credit, are converted to an on-balance sheet credit equivalent amount by multiplying the face amount of the off-balance sheet item by a credit conversion factor of 0%, 20%, 50% or 100%, in accordance with the probability that the off-balance sheet item will become a credit extended by the bank holding company. In general, intangible assets and other assets which are deducted in determining Tier 1 capital and Total capital may also be excluded from risk-weighted assets.

     The Federal Reserve Board has proposed to permit portions of claims (including repurchase agreements) collateralized by cash on deposit with the lending institution or by securities issued or guaranteed by the U.S. Treasury, U.S. government agencies, or the central governments in other OECD countries to be eligible for a zero percent risk weight. The effect of this proposal is to allow banks and bank holding companies to hold less capital for these types of collateralized transactions.

     On September 6, 1996, the Federal Reserve Board, amended its credit risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. The new regulation applies to any bank or bank holding company (i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more. By January 1, 1998, each of these institutions must use its own internal value-at-risk model to measure its exposure to market risk and hold capital in support of that exposure. The regulation does not mandate a standardized approach for measuring general market risk. However, the regulation retains the standardized approach methodologies for determining capital charges for specific risk, which an institution must use as its basis for its specific risk charge for debt and equity positions in its trading account. The regulation supplements the existing credit risk-based capital standards by requiring an affected institution to adjust its risk-based capital ratio to reflect market risk. In measuring market risk, institutions may use Tier
3 capital to meet the market risk capital requirements. Tier 3 capital is subordinated debt that is unsecured, fully paid up, has an original maturity of at least 2 years, is not redeemable before maturity without the prior approval of the institution's supervisor, is subject to a lock-in clause that prevents the issuer from repaying the debt even at maturity if the issuer's capital ratio is, or with repayment, would become, less than the minimum 8% risk-based capital ratio, and does not contain and is not covered by any covenants, terms or restrictions that may be inconsistent with safe and sound banking practices.

     On December 31, 1996, Bancshares was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Bancshares had a Tier 1 leverage ratio of 14.45% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 23.14% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 21.89% (compared with a minimum requirement of 4%).

     INTERSTATE BANKING AND BRANCHING. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), bank holding companies are permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The Federal Reserve Board, however, may not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit.

     Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a "deposit cap"), provided that such deposit limit does not discriminate against out-of-state bank holding companies. Missouri prohibits bank holding companies which did not have a subsidiary bank in Missouri on January 1, 1995 from acquiring any bank or bank holding company in Missouri which is less than five years old. Missouri currently has a statewide deposit cap of 13%.

     The Riegle-Neal Act now permits affiliated banks in different states to act as agents for each other for purposes of receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliated bank is not considered a branch of the affiliated bank.

     Beginning on June 1, 1997, the Riegle-Neal Act authorizes interstate branching by a merger of banks with different home states which results in a single bank with branches in both states. The Riegle-Neal Act gives states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gives states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorizes banks to establish and operate de novo branches in a state (other than the bank's home state) only if the host state
"opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of March 1, 1997, approximately 44 states had acted on the Riegle-Neal Act. Only one state, Texas, has opted out. Of the eight states contiguous with Missouri's borders, Arkansas, Illinois, Iowa, Kentucky,
Oklahoma and Tennessee have opted in, and Kansas and Nebraska have not acted. As of March 1, 1997, Missouri had not acted, however a bill had been introduced to the Missouri state legislature to "opt out." If no action is taken by the state legislature by June 1, 1997, interstate branching by merger of banks will be permitted in Missouri under the provisions of the Riegle-Neal Act.

     In 1995, both Missouri and Kansas enacted legislation which permits its state banks located within thirty (30) miles of the state's border to relocate their charter to the neighboring state. The legislation requires reciprocal authority by the "receiving" state. As of March 1, 1997, of the eight states contiguous with Missouri's borders, only Kansas has enacted such a reciprocal statute. As of March 1, 1997, three Kansas banks have relocated their charters to Missouri and one Missouri bank has relocated its charter to Kansas. As both states permit "statewide" branching, a bank with a branch in each of Missouri and Kansas is permitted to establish, upon prior approval of the respective state banking authority, a branch located anywhere in each of the two states. After June 1, 1997, this statute may no longer be used to accomplish a de novo interstate bank in Missouri.

     MISSOURI BHC REGULATION. Under Missouri law, a bank holding company is prohibited from acquiring control over a bank or trust company which has its principal banking office in Missouri if such acquisition would cause the aggregate deposits held by all banks and trust companies in which such bank holding company has an interest to exceed 13% of the total deposits of banking and savings institutions in Missouri. Further, an acquisition by a bank holding company of control of a bank or trust company which has its principal banking office in Missouri requires approval of the Missouri Commissioner of Finance. Neither such limitation applies, however, in situations where the acquisition was requested by the Missouri Commissioner of Finance, the FDIC or the Federal Reserve Board in order to protect the public interest against the failure or probable failure of a bank or trust company.

REGULATION APPLICABLE TO THE BANK

     GENERAL. As a national bank, the Bank is subject to regulation and examination primarily by the OCC. The Bank is also regulated by the Federal Reserve Board and the FDIC. Regulation by these agencies is designed to protect depositors of the Bank rather than shareholders of Bancshares. The OCC has the authority to issue cease and desist orders if it determines that activities of the Bank represent unsafe and unsound banking practices or violations of law. In addition, the OCC is empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

     REGULATORY CAPITAL REQUIREMENTS. The OCC has adopted minimum capital requirements applicable to national banks which are substantially similar to the capital adequacy guidelines established by the Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

     On December 31, 1996, the Bank was in compliance with all of the OCC's minimum capital requirements. On such date the Bank had a Tier 1 Leverage Ratio of 14.42% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 23.01% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 21.77% (compared with a minimum requirement of 4%).

     CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMEL rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMEL rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a
Tier 1 leverage ratio that is equal to or less than 2%.   Federal
banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, the Bank was a well capitalized institution as of December 31, 1996.

     Federal banking laws provide that if an insured depository institution receives a less than satisfactory examination rating for asset quality, management, earnings or liquidity, the examining agency may deem such financial institution to be engaging in an unsafe or unsound practice. The potential consequences of being found to have engaged in an unsafe or unsound practice are significant, because the appropriate federal regulatory agency may: (i) if the financial institution is well-capitalized, reclassify the financial institution as adequately capitalized; (ii) if the financial institution is adequately capitalized, take any of the prompt corrective actions authorized for undercapitalized financial institutions and impose restrictions on capital distributions and management fees; and
(iii) if the financial institution is undercapitalized, take any of the prompt corrective actions authorized for significantly undercapitalized financial institutions.

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of the Bank are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, the Bank is required to pay annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates through June 30, 1997 range from zero (0) cents to 27 cents per $100 of insured deposits and thereafter will range from 4 cents to 31 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 1997, the Bank's assessment rate was zero (0) cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

     In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on Savings Association Insurance Fund-assessable deposits and BIF-assessable deposits. These assessments are scheduled to remain in effect from January 1, 1997 through December 31, 1999. As of January 1, 1997, the annual assessment rate applicable to the Bank was approximately
1.296 basis points of its assessable deposits.

     INTEREST RATES. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations, in conjunction with national monetary and fiscal policies that affect the interest rates paid by banks on deposits and borrowings, have resulted in reductions of net interest margins on certain classes of loans. Such circumstances may recur in the future, although the trend of recent federal and state legislation has been to eliminate restrictions on the rates of interest which may be charged on some types of loans and to allow maximum rates on other types of loans to be determined by market factors.

     LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, under federal law the maximum amount that a national bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1996, the Bank's lending limit under this regulation was approximately $6,428,000, and its current largest loan to one borrower (aggregate loans to the borrower and its related entities) was approximately $5,650,000.

     PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. These laws and related regulations are applicable to the Bank, but are not expected to have a material effect upon the Bank's current dividend policies.

     COMMUNITY REINVESTMENT ACT. On May 4, 1995, the Federal Reserve Board, the FDIC and the OCC adopted regulations relating to the Community Reinvestment Act (the "CRA"). The purpose of the CRA regulations is to establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, and to provide that the agencies' assessment shall be taken into account in reviewing certain applications. The regulations seek to emphasize an institution's performance rather than the process, to promote consistency in evaluation of institutions, and to eliminate unnecessary reporting burdens. The regulations replace the previous twelve assessment factors for large banks with three tests: (i) a lending test, (ii) a service test, and (iii) an investment test. While documentation requirements have been substantially reduced, the safe harbors from CRA protest have also been eliminated.

     OTHER REGULATORY LIMITATIONS. Bancshares and the Bank are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which the Bank may make to Bancshares or to third parties, secured by securities or obligations of Bancshares, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     The Bank is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, prior regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

     BANKING ACTIVITIES. The investments and activities of the Bank are subject to substantial regulation by the OCC and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, the types of interest bearing deposit accounts which they can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

MONETARY POLICY AND ECONOMIC CONDITIONS

     The principal sources of funds essential to the business of banks and bank holding companies are deposits, shareholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

     An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in United States government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

     The Bank is subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $49.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $49.3 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $4.4 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1996, the Bank was required to maintain a reserve balance of $1.4 million.

     Substantially all of the restrictions on the maximum interest rates banks are permitted to pay on deposits have been removed, although banks are still prohibited from paying interest on demand deposits. Consequently, banks and thrift organizations are substantially free to pay interest at any rate. Deregulation has increased competition among such institutions for attracting deposits and has resulted in an overall increase in such institutions' cost of funds.

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and the Bank and Bancshares in particular.

     The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2. DESCRIPTION OF PROPERTY.

     Bancshares neither owns nor leases any property.

     The principal offices of both Bancshares and the Bank are located at 132 East High Street in the central business district of Jefferson City, Missouri. The building, which is owned by the Bank, is a three-story structure constructed in 1927. It has approximately 14,000 square feet of usable office space, all of which is currently used for the Bank's operations. Although management believes that the condition of this building presently is minimally adequate for the Bank's business, management has determined that it is necessary to expand this facility significantly in order to better serve the Bank's customers. It is anticipated that the cost of this facilities expansion will not exceed $4,000,000 and that work on this facilities expansion will begin in April 1997 and continue into 1998. Management believes that this facility is adequately covered by insurance.

     The Bank also owns a branch banking facility at 3701 West Truman Boulevard in Jefferson City. This facility has approximately 21,000 square feet of usable office space, all of which is used for Bank operations, and has full drive-in facilities. The Bank also owns a second branch banking facility, which is located at 217 West Dunklin Street in Jefferson City. This facility is a one-story building which has approximately 2,400 square feet of usable office space, all of which is used for Bank operations. In addition, the Bank has established a branch banking facility at 800 Eastland Drive in Jefferson City. Management believes that the condition of these banking facilities presently is adequate for the Bank's business and that these facilities are adequately covered by insurance.

     The Bank invests in all types of real estate mortgages, including mortgages on single family dwellings, multi-family dwellings, office buildings, unimproved land and land development loans. The limits of the Bank's investment in real estate mortgages is directed by guidelines contained in the Bank's loan policy. Changes in this policy do not require a vote of the security holders. The Bank's policy is to invest in real estate mortgages primarily for income. In regard to investment in real estate mortgages, the Bank intends to originate and service real estate mortgages but does not intend to warehouse those mortgages for possible capital gains. The turnover of the Bank's real estate mortgage portfolio is greatly dependent upon interest rate trends but generally turns at a moderate level.

ITEM 3.  LEGAL PROCEEDINGS.

     Neither Bancshares nor the Bank is not involved in any material pending legal proceedings, other than routine litigation incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the year ended December 31, 1996.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in Bancshares' 1996 Annual Report to Shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the captions "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Bancshares' 1996 Annual Report to Shareholders.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS.
FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

     In order to take advantage of the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, added to those Acts by the Private Securities Litigation Reform Act of 1995, the
Company is hereby identifying important risks and uncertainties that could affect the Company's actual results of operations, financial condition or business and that could cause the Company's actual results of operations, financial condition or business to differ materially from its historical results of operations, financial condition or business, or the results of operations, financial condition or business contemplated by forward-looking statements made herein or elsewhere, orally or in writing, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

     ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKET AREA. The profitability of the Company is dependant on the profitability of its subsidiary, The Exchange National Bank of Jefferson City, which is a national banking association operating out of central Missouri. The Bank's financial condition is affected by fluctuations in the economic conditions prevailing in that portion of Missouri in which the Bank's banking operations are located. Accordingly, the financial conditions of both the Bank and the Company would be adversely affected by deterioration in the general economic and real estate climate in the State of Missouri. The Bank's business is also subject to fluctuations in interest rates, national and local economic conditions, monetary and regulatory policies and consumer and institutional confidence in the Bank. The fluctuations are neither predictable nor controllable and may have materially adverse consequences upon the operations and financial condition of the Bank and the Company in the future even if other favorable events occur.

     IMPORTANCE OF NET INTEREST INCOME AND SUSCEPTIBILITY TO CHANGES IN INTEREST RATES. The primary source of earnings for the Bank and the Company is net interest income, which is the difference between interest and fees earned on loans and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. There may be a difference between the amount of interest-earning assets scheduled to reprice in any given period and the amount of interest-bearing liabilities scheduled to reprice over the same time. Any difference can create a lag between the time it takes the rate the bank earns interest to respond to market fluctuations and the time it takes the rate the bank incurs interest costs to respond to market fluctuations, and vice-versa. Because of these "interest sensitivity gaps," the amount of net interest income may be affected by fluctuations in the interest rate.

     ASSET QUALITY AND LENDING RISKS. Success in the banking industry largely depends on the quality of loans and other assets. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Bank and the Company. There is a degree of credit risk associated with any lending activity. The Company attempts to minimize its credit risk through loan diversification. Although the Company's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central Missouri area and the level of non-performing assets is heavily dependant upon local conditions. See "Economic Conditions in the Company's Primary Market Area." There can be no assurance that the level of the Company's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Bank and the Company.

     PROVISIONS FOR POSSIBLE LOAN LOSSES. The Company makes a provision for loan losses based upon management's analysis of potential losses in the loan portfolio and consideration of prevailing economic conditions. The Company may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. See "Asset Quality and Lending Risks." Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Company's loan portfolio, provision for loan losses, and real estate acquired by foreclosure. Such agencies may require the Company to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for possible loan losses, whether required as a result of regulatory review or initiated by the Company itself, may materially alter the financial outlook of the Bank and the Company.

     COMPETITION IN THE COMPANY'S MARKET AREA. The Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole County. The Bank's competitors include other commercial banks, savings and loan associations, savings banks, credit unions and money market mutual funds. Savings and loan associations and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. As a result, these thrift institutions are expected to continue to offer increased competition to commercial banks in the future. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. An increase in the intensity of competition from other banks in the central Missouri market could have a materially adverse impact on the operations and financial condition of the Bank and the Company.

     REGULATION. Banks and bank holding companies such as the Company are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a materially adverse effect on the operations and financial condition of the Bank and the Company.

     IMPORTANCE OF EXECUTIVE OFFICERS. The success of the Bank and the Company has been largely dependant on the efforts of Donald Campbell and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Donald Campbell, or any of the other key executive officers could have a materially adverse effect on the Bank and the Company.

     ADDITIONAL FACTORS. Additional risks and uncertainties that may affect the future results of operations, financial condition or business of the Bank and the Company include, but are not limited to: (i) the ability to keep pace with technological change including developing and implementing technological advances timely and cost-effectively in order to provide better service and remain competitive; (ii) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the Bank or the Company; and (iii) changes in accounting policies and practices.

ITEM 7.  FINANCIAL STATEMENTS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Bancshares' 1996 Annual Report to Shareholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Officers and Compensation--Executive Officers," and
(iv) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Officers and Compensation--Executive Compensation," (ii) the information under the caption "Executive Officers and Compensation--Profit-Sharing Trust," (iii) the information under the caption "Executive Officers and Compensation--Pension Plan," and (iv) the information under the caption "Election of Directors--Compensation of Directors", in each case, in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     1. The following consolidated financial statements of the Company and reports of the Company's independent auditors, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 under the caption "Consolidated Financial Statements", are incorporated by reference in Item 7 to this report:

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December
               31, 1996 and 1995.

               Consolidated Statements of Income for each of the years ended December 31, 1996, 1995, and 1994.

               Consolidated Statements of Stockholders'
               Equity for each of the years ended December
               31, 1996, 1995, and 1994.

               Consolidated Statements of Cash Flows for each of the years ended December 31, 1996, 1995, and 1994.

               Notes to Consolidated Financial Statements.

     2.   Exhibits:

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

     4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (Registration No. 33-54166 and incorporated herein by reference).

   10.1 The Exchange National Bank of Jefferson City Profit Sharing Trust, as amended and restated (filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 as
               Exhibit 10.1 and incorporated herein by
               reference).*

   10.2 Retirement Plan for Employees of The Exchange National Bank of Jefferson City, as amended and restated (executed October 18, 1995) (filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 as Exhibit 10.2 and incorporated herein by reference).*

   10.3 The Exchange National Bank of Jefferson City Retirement Trust, as amended and restated (filed as Exhibit 10(c) to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).*

   10.3.1 Amendment to The Exchange National Bank of Jefferson City Retirement Trust, dated April 21, 1993 (filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993 as Exhibit 10.3.1 and incorporated herein by reference).*

    13 The Registrant's 1996 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-KSB shall be deemed to be filed with the Commission).

    21         List of Subsidiaries (filed with the Registrant's
               Annual Report on Form 10-KSB for the year ended
               December 31, 1993 as Exhibit 21 and incorporated herein by reference).

    27         Financial Data Schedule.

_______________________
* Management contracts or compensatory plans or arrangements required to be identified by Item 13(a).

     (b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXCHANGE NATIONAL BANCSHARES, INC.


                              By /s/ Donald L. Campbell
                                   Donald L. Campbell, President
Dated:  March 24, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                     Signature and Title

                    /s/ Donald L. Campbell
                    Donald L. Campbell, Chairman of the Board
March 24, 1997      of Directors and Principal Executive Officer

                    /s/ Carl A. Brandenburg, Sr.
                    Carl A. Brandenburg, Sr., Principal
                    Financial Officer and Principal
March 24, 1997      Accounting Officer

                    /s/ David T. Turner
March 24, 1997      David T. Turner, Director

                    /s/ James R. Loyd
March 25, 1997      James R. Loyd, Director

                    /s/ Charles G. Dudenhoeffer, Jr.
March 25, 1997      Charles G. Dudenhoeffer, Jr., Director

                    /s/ David R. Goller
March 25, 1997      David R. Goller, Director

                    /s/ Philip D. Freeman
March 25, 1997      Philip D. Freeman, Director

                    /s/ Kevin L. Riley
March 25, 1997      Kevin L. Riley, Director

                          EXHIBIT INDEX


Exhibit No.              Description                     Page No.

   3.1         Articles of Incorporation of the             **
               Company (filed as Exhibit 3(a) to
               the Company's Registration on Form S-4
               (Registration No. 33-54166) and
               incorporated herein by reference).

   3.2         Bylaws of the Company (filed as              **
               Exhibit 3(b) to the Company's
               Registration on Form S-4 (Registration
               No. 33-54166) and incorporated
               hereby by reference).

     4         Specimen certificate representing            **
               shares of the Company's $1.00 par
               value common stock (filed as Exhibit 4
               to the Company's Registration Statement
               on Form S-4 (Registration No. 33-054166 and incorporated herein by reference).

   10.1        The Exchange National Bank of                **
               Jefferson City Profit Sharing Trust
               Agreement, as amended and restated (filed with the Registrant's Annual Report on Form 10-KSB for the year ended
               December 31, 1994 as Exhibit 10.1 and
               incorporated herein by reference).*

   10.2        Retirement Plan for Employees of The         **
               Exchange National Bank of Jefferson City, as amended and restated (executed
               October 18, 1995) (filed with the
               Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 as
               Exhibit 10.2 and incorporated herein by
               reference).*

   10.3        The Exchange National Bank of Jefferson      **
               City Retirement Trust, as amended and
               restated (filed as Exhibit 10(c) to the
               Company's Registration Statement on Form S-4
               (Registration No. 33-54166) and incorporated herein by reference).*

   10.3.1      Amendment to The Exchange National           **
               Bank of Jefferson City Retirement Trust, dated April 21, 1993 (filed with the
               Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993 as
               Exhibit 10.3.1 and incorporated herein by reference).*

   13          The Registrant's 1996 Annual Report to       __
               Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-KSB shall be deemed to be filed with the Commission)

   21          List of Subsidiaries (filed with the         **
               Registrant's Annual Report on
               Form 10-KSB for the year ended
               December 31, 1993 as Exhibit 21 and
               incorporated herein by reference).

   27          Financial Data Schedule.                     __
_______________________
*    Management contracts or compensatory plans or
     arrangements required to be identified by Item 13(a).
**   Incorporated by reference from previous filings.