Form 10QSB
period 1997-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 1997-05-08
CIK 893847

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 1997

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


    As of May 1, 1997, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

    Transitional Small Business Disclosure Format:
[ ] Yes  [X] No

                              Page 1 of 22 pages
                     Index to Exhibits located on page 21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                   March 31,      December 31,
                                                     1997             1996
                                                 ____________     ____________
ASSETS
Loans, net of unearned income:
  Commercial                                     $ 43,140,431       40,208,276
  Real estate -- construction                      25,489,448       22,737,000
  Real estate -- mortgage                          77,858,880       76,070,524
  Consumer                                         33,991,521       34,292,925
  Bankers acceptances                               2,524,701           --
                                                 ____________     ____________
                                                  183,004,981      173,308,725
  Less allowance for loan losses                    2,346,135        2,307,068
                                                 ____________     ____________
      Loans, net                                  180,658,846      171,001,657
                                                 ____________     ____________
Investments in debt and equity securities:
  Available-for-sale, at estimated market value    52,190,814       51,023,834
  Held-to-maturity, estimated market value
    of $29,976,541 at March 31, 1997 and
    $29,659,353 at December 31, 1996               30,073,771       29,599,537
                                                 ____________     ____________
      Total investments in debt
        and equity securities                      82,264,585       80,623,371
                                                 ____________     ____________

Federal funds sold                                 11,500,000       13,500,000
Cash and due from banks                            14,196,301       11,671,641
Premises and equipment                              3,626,047        3,341,650
Accrued interest receivable                         2,786,863        2,543,421
Deferred income taxes                                 733,162          649,306
Other assets                                          574,121          748,389
                                                 ____________     ____________
                                                 $296,339,925      284,079,435
                                                 ============     ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (Unaudited)

                                                  March 31,      December 31,
                                                    1997             1996
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 35,646,094       32,834,946
Time deposits                                    195,262,073      195,188,826
                                                ____________     ____________
      Total deposits                             230,908,167      228,023,772
Securities sold under agreements to repurchase    20,048,519       12,303,391
Interest-bearing demand notes to U.S. Treasury     1,508,453        1,034,432
Accrued interest payable                           1,041,195        1,008,681
Other liabilities                                  1,595,636        1,027,857
                                                ____________     ____________
      Total liabilities                          255,101,970      243,398,133
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Undivided profits                               39,396,407       38,696,973
  Unrealized holding losses on investments
    in debt and equity securities
    available-for-sale                              (158,452)         (15,671)
                                                ____________     ____________
      Total stockholders' equity                  41,237,955       40,681,302
                                                ____________     ____________
                                                $296,339,925      284,079,435
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                               Three Months Ended
                                   March 31,
                            _______________________
                                1997        1996
                            ___________ ___________
Interest income             $ 5,241,570   4,855,972

Interest expense              2,532,814   2,347,487
                            ___________ ___________
Net interest income           2,708,756   2,508,485

Provision for loan losses       125,000      90,000
                            ___________ ___________
Net interest income after
  provision for loan losses   2,583,756   2,418,485

Noninterest income              435,179     411,027

Noninterest expense           1,517,357   1,495,181
                            ___________ ___________
Income before
  income taxes                1,501,578   1,334,331

Income taxes                    486,000     431,000
                            ___________ ___________
Net income                  $ 1,015,578     903,331
                            =========== ===========

Earnings per common share         $1.41        1.26
                                  =====       =====

Dividends per share:

   Declared                       $0.44        0.38
                                  =====       =====

   Paid                           $0.44        0.38
                                  =====       =====

    See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   __________________________
                                                       1997           1996
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 1,015,578        903,331
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          125,000         90,000
    Depreciation expense                                73,489         67,031
    Net amortization of debt securities
     premiums and discounts                             32,103         27,717
    Increase in accrued interest receivable           (243,442)      (130,717)
    Decrease in other assets                           174,268        307,933
    Increase in accrued interest payable                32,514        102,461
    Increase in other liabilities                      567,779        548,529
    Net securities losses                                2,813          --
    Other, net                                         (43,263)        20,474
  Origination of mortgage loans for sale            (4,151,379)    (6,200,852)
  Proceeds from the sale of mortgage loans
   held for sale                                     4,151,379      6,200,852
                                                   ___________    ___________
     Net cash provided by operating activities       1,736,839      1,936,759
                                                   ___________    ___________
Cash flows from investing activities:
  Net increase in loans                            (10,337,584)    (4,174,914)
  Purchases of available-for-sale debt securities   (3,517,427)   (19,316,774)
  Purchases of held-to-maturity debt securities     (2,992,180)    (1,276,149)
  Proceeds from sales of available-for-sale
   debt securities                                     362,915          --
  Proceeds from maturities of debt securities:
   Available-for-sale                                1,614,524      2,195,321
   Held-to-maturity                                  1,504,401      1,631,561
  Proceeds from calls of debt securities:
   Available-for-sale                                  125,000      1,500,000
   Held-to-maturity                                  1,000,000        200,000
  Purchases of premises and equipment                 (357,886)      (177,615)
  Proceeds from sales of other real estate
   owned and repossessions                             598,658        196,817
                                                   ___________    ___________
     Net cash used in
       investing activities                        (11,999,579)   (19,221,753)
                                                   ___________    ___________

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   __________________________
                                                       1997           1996
                                                   ___________    ___________
Cash flows from financing activities:
  Net increase in demand deposits                    2,811,148         24,516
  Net increase (decrease) in interest-bearing
   transaction accounts                               (272,138)     1,552,106
  Net increase in time deposits                        345,385      2,253,993
  Net increase in securities sold
   under agreements to repurchase                    7,745,128     15,028,651
  Net increase in interest-bearing
   demand notes to U.S. Treasury                       474,021      1,691,760
  Cash dividends paid                                 (316,144)      (273,035)
                                                   ___________    ___________
     Net cash provided by
       financing activities                         10,787,400     20,277,991
                                                   ___________    ___________

     Net increase in cash and cash equivalents         524,660      2,992,997
Cash and cash equivalents, beginning of period      25,171,641     30,057,476
                                                   ___________    ___________
Cash and cash equivalents, end of period           $25,696,301     33,050,473
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during period for:
   Interest                                        $ 2,500,300      2,245,026
   Income taxes                                         25,113          --
  Other real estate and repossessions
   acquired in settlement of loans                     574,615        231,657

       See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                  Three Months Ended March 31, 1997 and 1996



    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association.

    Earnings per share amounts are based on 718,511 weighted average shares outstanding for the three month periods ended March 31, 1997 and 1996.

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

    SFAS 125 extends the "available-for-sale" or "trading" approach in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, nonsecurity financial assets (no matter how acquired) such as loans, other receivables, interest only strips or residual interests in securitization trusts (for example, tranches subordinate to other tranches, cash reserve accounts or rights to future interest from serviced assets that exceed contractually specified servicing fees) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." SFAS 125 also amends SFAS 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

    SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and has been applied prospectively. Also, the extension of the SFAS 115 approach to certain nonsecurity financial assets and the amendment to SFAS 115 was effective for financial assets held on or acquired after January 1, 1997. The adoption of SFAS 125 did not have a material impact on the Company's consolidated financial statements.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) which establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

    The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

    It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1996 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-KSB for the year ended December 31, 1996 as
Exhibit 13.



Item 2.  Management's Discussion and Analysis



EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



    Net income for the three months ended March 31, 1997 of $1,016,000 increased $113,000 when compared to the first quarter of 1996. Earnings per common share for the first quarter of 1997 of $1.41 increased 15 cents or 11.9% when compared to the first quarter of 1996.

    The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months
                                                   Ended
                                                 March 31,
                                              _______________
                                               1997    1996
                                              _______ _______
    Interest income                           $ 5,242   4,856
    Fully taxable equivalent (FTE) adjustment      96      90
                                              _______ _______
    Interest income (FTE basis)                 5,338   4,946
    Interest expense                            2,533   2,347
                                              _______ _______
    Net interest income (FTE basis)             2,805   2,599
    Provision for loan losses                     125      90
                                              _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              2,680   2,509
    Noninterest income                            435     411
    Noninterest expense                         1,517   1,496
                                              _______ _______
    Earnings before income taxes
       (FTE basis)                              1,598   1,424
                                              _______ _______
    Income taxes                                  486     431
    FTE adjustment                                 96      90
                                              _______ _______
    Income taxes (FTE basis)                      582     521
                                              _______ _______
    Net income                                $ 1,016     903
                                              ======= =======


    Net interest income on a fully taxable equivalent basis increased $206,000 or 7.9% to $2,805,000 or 4.20% of average earning assets for the first quarter of 1997 compared to $2,599,000 or 4.13% of average earning assets for the same period of 1996. The provision for possible loan losses for the three months ended March 31, 1997 was $125,000 compared to $90,000 for the same period of 1996.

    Noninterest income and noninterest expense for the three month periods ended March 31, 1997 and 1996 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                           March 30,       Increase (decrease)
                                        ________________   __________________
                                         1997     1996      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   171      161         10      6.2 %
   Trust department income                   28       26          2      7.7
   Mortgage loan servicing fees              76       69          7     10.1
   Gain on sales of mortgage loans           22       34        (12)   (35.3)
   Net loss on sales and calls
    of debt securities                       (3)      --         (3)     --
   Credit card fees                          98       86         12     14.0
   Other                                     43       35          8     22.9
                                        _______  _______    _______
                                        $   435      411         24      5.8 %
                                        =======  =======    =======
Noninterest Expense
   Salaries, wages, and
     employee benefits                  $   866      861          5      0.6 %
   Occupancy expense                         72       70          2      2.9
   Furniture and equipment expense          120      102         18     17.6
   FDIC insurance assessment                  7        1          6    600.0
   Advertising and promotion                 35       47        (12)   (25.5)
   Postage, printing, and supplies           71       81        (10)   (12.3)
   Legal, examination, and
      professional fees                      69       72         (3)    (4.2)
   Credit card expenses                      83       73         10     13.7
   Credit investigation and loan
      collection expenses                    32       24          8     33.3
   Other                                    162      165         (3)    (1.8)
                                        _______  _______    _______
                                        $ 1,517    1,496         21      1.4 %
                                        =======  =======    =======

    Noninterest income increased $24,000 or 5.8% to $435,000 for the first quarter of 1997 compared to $411,000 for the same period of 1996. Increases in service charges on deposit accounts, credit card fees, mortgage loan service fees, and other noninterest income all reflected increased volume. Gains on sales of mortgage loans decreased $12,000 due to a decrease in volume of loans originated and sold to the secondary market from approximately $6,200,000 for the first quarter of 1996 to approximately $4,150,000 for the first quarter of 1997. Net loss on sales and calls of debt securities reflected a $3,600 loss on the partial call of an available-for-sale municipal security which was offset in part by an $800 net gain on the sale of several available-for-sale mortgage-backed securities pools which had paid down to insignificant remaining balances.

    Noninterest expense increased $21,000 or 1.4% to $1,517,000 for the first quarter of 1997 compared to $1,496,000 for the first quarter of 1996. The $18,000 increase in furniture and equipment expense primarily reflects increases in depreciation expense and maintenance agreements in connection with expanded data processing capabilities. The $5,000 or 0.6% increase in salaries, wages, and employee benefits reflected merit increases of approximately 4.0% plus increases in profit sharing expense and payroll taxes. Those increases were partially offset by a reduction in officer staff and recruiting expense. The increase in FDIC insurance assessment reflects the fact that in 1997 the Company is now assessed by the Financing Corporation for Savings Association Insurance Fund at an annual rate 1.296% per $100 of deposits. For the first quarter of 1996 the Company was assessed at the minimum FDIC assessment level of $500 per quarter in effect at that time.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.4% for the first quarter of 1997 compared to 32.3% for the first quarter of 1996. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 36.4% for the first quarter of 1997 and 36.6% for the first quarter of 1996.


NET INTEREST INCOME

    The increase in fully taxable equivalent net interest income for the three month period ended March 31, 1997 primarily reflects growth in average total loans outstanding.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 1997 and 1996.


(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                           March 31, 1997                March 31, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 41,936     $  931   9.00%  $ 37,989     $  864   9.15%
 Real estate           100,819      2,172   8.74     85,438      1,913   9.01
 Consumer               34,169        776   9.21     31,194        714   9.21
 Money market/3/         1,307         17   5.28       --          --     --
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             64,600        963   6.05     58,835        827   5.65
  State and municipal   16,930        326   7.81     15,097        295   7.86
  Other                  2,309         40   7.03      3,207         51   6.40
Federal funds sold       8,578        112   5.30     21,166        282   5.36
Interest-bearing
 deposits                   63          1   6.44       --          --     --
                      ________     ______          ________     ______
  Total interest
   earning assets      270,711      5,338   8.00    252,926      4,946   7.87
All other assets        18,023                       16,981
Allowance for loan
 losses                 (2,322)                      (2,218)
                      ________                     ________
  Total assets        $286,412                     $267,689
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                           March 31, 1997                March 31, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______

LIABILITIES
  AND STOCKHOLDERS'
  EQUITY
NOW accounts          $ 28,739     $  188   2.65%  $ 28,697     $  191   2.68%
Savings                 22,927        225   3.98     21,466        211   3.95
Money market            32,446        334   4.17     30,644        319   4.19
Deposits of
 $100,000 and over      14,066        189   5.45      7,312         98   5.39
Other time deposits     98,735      1,398   5.74     91,120      1,324   5.84
                      ________     ______          ________     ______
  Total time deposits  196,913      2,334   4.81    179,239      2,143   4.81
Securities sold under
 agreements to
 repurchase             15,686        190   4.91     16,819        194   4.64
Interest-bearing
 demand notes
 to U.S. Treasury          702          9   5.20        772         10   5.21
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         213,301      2,533   4.82    196,830      2,347   4.80
                                   ______                       ______
Demand deposits         30,152                       30,508
Other liabilities        1,895                        1,656
                      ________                     ________
  Total liabilities    245,348                      228,994
Stockholders' equity    41,064                       38,695
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $286,412                     $267,689
                      ========                     ========
Net interest income                $ 2,805                      $ 2,599
                                   =======                      =======
Net interest margin                         4.20%                        4.13%
__________                                  ====                         ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $96,000 in 1997 and $90,000 in 1996.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.


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

(Dollars expressed in thousands)
                                         Three Months Ended March
                                        31, 1997 Compared to Three
                                        Months Ended March 31, 1996
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $    67         88        (21)
  Real estate /2/                         259        333        (74)
  Consumer                                 62         68         (6)
  Money market                             17         17         --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   136         84         52
  State and municipal /2/                  31         35         (4)
  Other                                   (11)       (15)         4
Federal funds sold                       (170)      (165)        (5)
Interest-bearing deposits                   1          1         --
                                      _______    _______   ________
    Total interest income                 392        446        (54)
Interest expense:
NOW accounts                               (3)        --         (3)
Savings                                    14         14         --
Money market                               15         19         (4)
Deposits of
  $100,000 and over                        91         91         --
Other time deposits                        74        109        (35)
Securities sold under
  agreements to repurchase                 (4)       (14)        10
Interest-bearing demand
  notes to U.S. Treasury                   (1)        (1)        --
                                      _______    _______   ________
    Total interest expense                186        218        (32)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   206        228        (22)
___________                           =======    =======   ========
/1/ Non-accruing loans are included in the average amounts outstanding.
/2/ Interest income and yields are presented on a fully taxable equivalent basis  using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $96,000 in 1997 and $90,000 in 1996.

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

    The allowance for loan losses was reduced by net loan charge-offs of $85,933 for the first quarter of 1997 compared to net charge-offs of $26,301 for the first quarter of 1996. The allowance for loan losses was increased by a provision charged to expense of $125,000 for the first quarter of 1997 compared to $90,000 for the first quarter of 1996.

    The balance of the allowance for loan losses was $2,346,135 at March 31, 1997 compared to $2,307,068 at December 31, 1996 and $2,242,708 at March 31,
1996. The allowance for loan losses as a percent of outstanding loans, excluding bankers acceptances, was 1.30% at March 31, 1997 compared to 1.33% at December 31, 1996 and 1.42% at March 31, 1996.


                             FINANCIAL CONDITION

    Total assets increased $12,260,490 or 4.3% to $296,339,925 at March 31, 1997 compared to $284,079,435 at December 31, 1996. Total liabilities increased $11,703,837 or 4.8% to $255,101,970 and stockholders' equity increased $556,653 or 1.4% to $41,237,955.

    Loans, net of unearned income, increased $9,696,256 or 5.7% to $183,004,981 at March 31, 1997 compared to $173,308,725 at December 31, 1996.
Commercial loans increased $2,932,155 or 7.3%; Real estate construction loans increased $2,752,448 or 12.1%; real estate mortgage loans increased $1,788,356 or 2.4%; and consumer loans decreased $301,404 or 0.9%. During the first quarter of 1997 short-term investments in bankers acceptances increased $2,524,701.

    Nonperforming loans, defined as loans 90 days or more past due and loans on nonaccrual status, totaled $1,514,000 or 0.84% of total loans, excluding bankers acceptances, at March 31, 1997 compared to $1,092,000 or 0.63% of total loans at December 31, 1996. Detail of those balances plus repossessions is as follows:

(Dollars expressed in thousands)
                                         March 31, 1997     December 31, 1996
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
              Loans 90 days or more
                past due -
                 Commercial              $   72      .04%    $   59      .03%
                 Real Estate:
                  Construction              121      .06        122      .07
                  Mortgage                  122      .07        186      .11
                 Consumer                    15      .01         27      .02
                                         ______     ____     ______     ____
                                            330      .18        394      .23
                                         ______     ____     ______     ____
              Loans on nonaccrual
                status -
                 Commercial                 154      .09         42      .02
                 Real Estate:
                  Construction              776      .43        327      .19
                  Mortgage                  210      .12        268      .15
                 Consumer                    44      .02         61      .04
                                         ______     ____     ______     ____
                                          1,184      .66        698      .40
                                         ______     ____     ______     ____
              Total nonperforming loans   1,514      .84%     1,092      .63%
                                                    ====                ====
              Other real estate              25                  22
              Repossessions                  79                 106
                                         ______              ______
              Total nonperforming assets $1,618              $1,220
                                         ======              ======

    The allowance for loan losses was 154.96% of nonperforming loans at March 31, 1997 compared to 211.26% of nonperforming loans at December 31, 1996. The March 31, 1997 balances of commercial, real estate, and consumer loans 90 days or more past due reflect three, four, and five loans, respectively, all of which are well secured and in the process of collection. The increase in loans on nonaccrual status from December 31, 1996 to March 31, 1997 primarily reflects the addition of approximately $582,000 of commercial and real estate (both construction and mortgage) loans to a borrower who is experiencing losses in the construction business. The March 31, 1997 balances of commercial, real estate, and consumer loans on nonaccrual status reflect loans to three, four, and seven borrowers, respectively. One of the commercial loans on nonaccrual status at March 31, 1997, which totaled $41,000, is 90% guaranteed by the Small Business Administration.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 1997 and 1996, which would have been recorded under the original terms those loans, was approximately $29,000 and $20,000 for the three months ended March 31, 1997 and 1996, respectively. Approximately $17,000 and $5,000 was actually recorded as interest income on such loans for the three months ended March 31, 1997 and 1996, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at March 31, 1997 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $4,312,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Approximately $3,895,000 of those loans represented commercial and real estate loans to a group of borrowers that operate in an industry that has experienced some adverse economic trends due to change in that industry's regulatory environment. Management believes that the loans are well secured and all have performed according to their contractual terms during the first quarter of 1997. The remainder of loans identified by management as being "impaired" reflected commercial loans to four borrowers totaling approximately $260,000, one real estate loan totaling approximately $41,000, and fourteen consumer loans totaling approximately $116,000. The average balance of "impaired" loans for the first three months of 1997 was approximately $5,546,000. At March 31, 1997 the allowance for loan losses on impaired loans was $457,779 compared to $277,149 at December 31, 1996.

    As of March 31, 1997 approximately $1,675,000 of additional loans not included in the nonaccrual table or identified by management as being "impaired" were classified by management as having potential credit problems which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Of the $1,675,000 of "classified" loans at March 31, 1997, $146,000 represented two commercial loans; $1,172,000 represented seven real estate loans ranging in size from approximately $52,000 to $451,000; and $357,000 represented forty three installment loans to individuals.

    Investments in debt and equity securities classified as available-for-sale increased $1,166,980 or 2.3% to $52,190,814 at March 31, 1997 compared to
$51,023,834 at December 31, 1996. Investments classified as available-for-sale are carried at fair value. At December 31, 1996 the market valuation account for the available-for-sale investments of $24,875 decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $15,671 was reflected as a separate negative component of stockholders' equity. During 1997, the market valuation account was decreased $226,637 to a negative balance of $251,512 to reflect the fair value of available-for-sale investments at March 31, 1997 and the net after tax decrease resulting from the change in the market valuation adjustment of $142,781 decreased the stockholders' equity component to a negative balance of $158,452 at March 31,

1997. The decrease in fair value compared to amortized cost resulted from a increase in current market rates from December 31, 1996 to March 31, 1997.

    Investments in debt securities classified as held-to-maturity increased $474,234 or 1.6% to $30,073,771 at March 31, 1997 compared to $29,599,537 at
December 31, 1996. Investments classified as held-to-maturity are carried at amortized cost. At March 31, 1997 and December 31, 1996 the aggregate fair value of the Company's held-to-maturity investment portfolio was approximately $97,000 and $60,000, respectively, less than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $524,660 or 2.1% to $25,696,301 at March 31, 1997 compared to $25,171,641 at December 31, 1996.

    Premises and equipment increased $284,397 or 8.5% to $3,626,047 at March 31, 1997 compared to $3,341,650 at December 31, 1996. The increase reflected expenditures for premises and equipment of $357,886 and depreciation expense of $73,489. The expenditures for premises and equipment primarily reflected approximately $305,000 in construction costs for a permanent East Bank facility. It is presently anticipated that the Company will start renovating and expanding its main bank building located in downtown Jefferson City during the second quarter of 1997. The renovation and expansion project is expected to continue on into 1998 and its cost is anticipated to be no more than $4,000,000.

    Total deposits increased $2,884,395 or 1.3% to $230,908,167 at March 31, 1997 compared to $228,023,772 at December 31, 1996 due primarily to normal fluctuations in demand deposits. Average demand deposits decreased approximately 1.2% for the first three months of 1997 compared to the first three months of 1996.

    Securities sold under agreements to repurchase increased $7,745,128 to $20,048,519 at March 31, 1997 compared to $12,303,391 at December 31, 1996 due primarily to funds obtained from the Cole County Court, a local hospital, and the Missouri Department of Corrections.

    The increase in stockholders' equity reflects net income of $1,015,578 less dividends declared of $316,144, and $142,781 in unrealized holding losses on investments in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1996.

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



     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the first quarter of 1997.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    May 7, 1997                            Principal Executive Officer


                                        By /s/ Carl A. Brandenburg, Sr.
                                           ___________________________________
                                           Carl A. Brandenburg, Sr., Treasurer
    May 7, 1997                            and Chief Financial Officer

                       EXCHANGE NATIONAL BANCSHARES, INC.

                              INDEX TO EXHIBITS

                          March 31, 1997 Form 10-QSB


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




     27      Financial Data Schedule                                     22










             **  Incorporated by reference.