Form 10QSB
period 1997-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1997-08-13
CIK 893847

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 1997

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


    As of August 4, 1997, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

    Transitional Small Business Disclosure Format:
[ ] Yes  [X] No

                              Page 1 of 28 pages
                     Index to Exhibits located on page 27

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                    June 30,      December 31,
                                                     1997             1996
                                                 ____________     ____________
ASSETS
Loans, net of unearned income:
  Commercial                                     $ 44,914,069       40,208,276
  Real estate -- construction                      28,188,866       22,737,000
  Real estate -- mortgage                          77,687,795       76,070,524
  Consumer                                         36,132,987       34,292,925
                                                 ____________     ____________
                                                  186,923,717      173,308,725
  Less allowance for loan losses                    2,251,021        2,307,068
                                                 ____________     ____________
      Loans, net                                  184,672,696      171,001,657
                                                 ____________     ____________
Investments in debt and equity securities:
  Available-for-sale, at estimated market value    51,955,973       51,023,834
  Held-to-maturity, estimated market value
    of $29,990,329 at June 30, 1997 and
    $29,659,353 at December 31, 1996               29,875,580       29,599,537
                                                 ____________     ____________
      Total investments in debt
        and equity securities                      81,831,553       80,623,371
                                                 ____________     ____________

Federal funds sold                                    500,000       13,500,000
Cash and due from banks                            17,246,238       11,671,641
Premises and equipment                              4,602,203        3,341,650
Accrued interest receivable                         2,774,045        2,543,421
Deferred income taxes                                 660,273          649,306
Other assets                                          963,722          748,389
                                                 ____________     ____________
                                                 $293,250,730      284,079,435
                                                 ============     ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (Unaudited)

                                                   June 30,      December 31,
                                                    1997             1996
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 36,842,541       32,834,946
Time deposits                                    194,273,246      195,188,826
                                                ____________     ____________
      Total deposits                             231,115,787      228,023,772
Securities sold under agreements to repurchase    14,408,192       12,303,391
Interest-bearing demand notes to U.S. Treasury     3,597,552        1,034,432
Accrued interest payable                           1,042,204        1,008,681
Other liabilities                                  1,125,935        1,027,857
                                                ____________     ____________
      Total liabilities                          251,289,670      243,398,133
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Undivided profits                               39,995,406       38,696,973
  Unrealized holding losses on investments
    in debt and equity securities
    available-for-sale                               (34,346)         (15,671)
                                                ____________     ____________
      Total stockholders' equity                  41,961,060       40,681,302
                                                ____________     ____________
                                                $293,250,730      284,079,435
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            _______________________  _______________________
                                1997        1996         1997        1996
                            ___________ ___________  ___________ ___________
Interest income             $ 5,393,880   4,987,698   10,635,450   9,843,670

Interest expense              2,594,104   2,413,162    5,126,918   4,760,649
                            ___________ ___________  ___________ ___________
Net interest income           2,799,776   2,574,536    5,508,532   5,083,021

Provision for loan losses       175,000     135,000      300,000     225,000
                            ___________ ___________  ___________ ___________
Net interest income after
  provision for loan losses   2,624,776   2,439,536    5,208,532   4,858,021

Noninterest income              475,000     454,881      910,179     865,908

Noninterest expense           1,675,521   1,490,270    3,192,878   2,985,451
                            ___________ ___________  ___________ ___________
Income before
  income taxes                1,424,255   1,404,147    2,925,833   2,738,478

Income taxes                    466,000     458,000      952,000     889,000
                            ___________ ___________  ___________ ___________
Net income                  $   958,255     946,147    1,973,833   1,849,478
                            =========== ===========  =========== ===========

Earnings per common share         $1.34        1.31         2.75        2.57
                                  =====       =====        =====       =====

Dividends per share:

   Declared                       $0.50        0.44         0.94        0.82
                                  =====       =====        =====       =====

   Paid                           $0.44        0.38         0.88        0.76
                                  =====       =====        =====       =====

    See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                   __________________________
                                                       1997           1996
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 1,973,833      1,849,478
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          300,000        225,000
    Depreciation expense                               152,680        138,120
    Net amortization of debt securities
     premiums and discounts                             60,112         58,626
    Increase in accrued interest receivable           (230,624)      (242,818)
    Decrease (increase) in other assets               (215,333)        66,416
    Increase in accrued interest payable                33,523         38,072
    Increase in other liabilities                       98,078        228,362
    Net securities losses                                2,813          --
    Other, net                                         329,030        (77,489)
  Origination of mortgage loans for sale            (9,122,831)   (12,105,377)
  Proceeds from the sale of mortgage loans
   held for sale                                     9,122,831     12,105,377
                                                   ___________    ___________
     Net cash provided by operating activities       2,504,112      2,283,767
                                                   ___________    ___________
Cash flows from investing activities:
  Net increase in loans                            (15,224,406)   (10,035,805)
  Purchases of available-for-sale debt securities   (5,871,620)   (38,074,113)
  Purchases of held-to-maturity debt securities     (3,992,180)    (3,305,524)
  Proceeds from sales of available-for-sale
   debt securities                                     362,915          --
  Proceeds from maturities of debt securities:
   Available-for-sale                                3,385,837     23,503,368
   Held-to-maturity                                  2,689,299      1,636,044
  Proceeds from calls of debt securities:
   Available-for-sale                                  125,000      1,500,000
   Held-to-maturity                                  2,000,000        200,000
  Purchases of premises and equipment               (1,446,417)      (531,586)
  Proceeds from sales of other real estate
   owned and repossessions                             914,410        644,186
                                                   ___________    ___________
     Net cash used in
       investing activities                        (17,057,162)   (24,463,430)
                                                   ___________    ___________

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                   __________________________
                                                       1997           1996
                                                   ___________    ___________
Cash flows from financing activities:
  Net increase in demand deposits                    4,007,595        668,379
  Net increase (decrease) in interest-bearing
   transaction accounts                             (1,339,131)     2,542,173
  Net increase in time deposits                        423,551      4,981,909
  Net increase in securities sold
   under agreements to repurchase                    2,104,801      6,540,698
  Net increase in interest-bearing
   demand notes to U.S. Treasury                     2,563,120      1,579,265
  Cash dividends paid                                 (632,289)      (546,069)
                                                   ___________    ___________
     Net cash provided by
       financing activities                          7,127,647     15,766,355
                                                   ___________    ___________
     Net decrease in cash
       and cash equivalents                         (7,425,403)    (6,413,308)
Cash and cash equivalents, beginning of period      25,171,641     30,057,476
                                                   ___________    ___________
Cash and cash equivalents, end of period           $17,746,238     23,644,168
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during period for:
   Interest                                        $ 5,093,395      4,722,577
   Income taxes                                      1,128,323        946,239
  Other real estate and repossessions
   acquired in settlement of loans                   1,296,030        645,998

       See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                   Six Months Ended June 30, 1997 and 1996



    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association.

    On July 9, 1997, the Company's Board of Directors approved an acquisition agreement whereby the Company will acquire for cash and seller notes, 100% of the outstanding shares of common stock of Union State Bancshares, Inc. (Union), a one-bank holding company located in Clinton, Missouri. Based on information supplied by Union, at June 30, 1997, the consolidated total assets and stockholders' equity of Union were $134.6 million and $6.5 million, respectively. The purchase of Union is expected to close in the fourth quarter of 1997 and will be accounted for under the purchase method of accounting. The acquisition is subject to the approval of the Federal Reserve Bank of St. Louis and the shareholders of Union.

    Earnings per share amounts are based on 718,511 weighted average shares outstanding for the three and six month periods ended June 30, 1997 and 1996.

    In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS
125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

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

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) which establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.

    SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

    SFAS 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations, and cash flows. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. Publicly traded enterprises that issue condensed financial statements for interim periods are required to report a total for comprehensive income in those financial statements. The Company does not believe the adoption of SFAS 130 will have a material effect on its financial condition or results of operations.

    The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


    Net income for the three months ended June 30, 1997 of $958,000 increased $12,000 when compared to the second quarter of 1996. Earnings per common share for the second quarter of 1997 of $1.34 increased 3 cents or 2.3% when compared to the second quarter of 1996. Net income for the six months ended June 30, 1997 of $1,974,000 increased $125,000 when compared to the first six months of 1996. Earnings per common share for the six months ended June 30, 1997 of $2.75 increased 18 cents or 7.0% when compared to the first six months of 1996.

    The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months      Six Months
                                                   Ended            Ended
                                                  June 30,         June 30,
                                              _______________  _______________
                                               1997    1996     1997    1996
                                              _______ _______  _______ _______
    Interest income                           $ 5,394   4,988   10,636   9,844
    Fully taxable equivalent (FTE) adjustment      96      90      192     180
                                              _______ _______  _______ _______
    Interest income (FTE basis)                 5,490   5,078   10,828  10,024
    Interest expense                            2,594   2,414    5,127   4,761
                                              _______ _______  _______ _______
    Net interest income (FTE basis)             2,896   2,664    5,701   5,263
    Provision for loan losses                     175     135      300     225
                                              _______ _______  _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              2,721   2,529    5,401   5,038
    Noninterest income                            475     455      910     866
    Noninterest expense                         1,676   1,490    3,193   2,986
                                              _______ _______  _______ _______
    Earnings before income taxes
       (FTE basis)                              1,520   1,494    3,118   2,918
                                              _______ _______  _______ _______
    Income taxes                                  466     458      952     889
    FTE adjustment                                 96      90      192     180
                                              _______ _______  _______ _______
    Income taxes (FTE basis)                      562     548    1,144   1,069
                                              _______ _______  _______ _______
    Net income                                $   958     946    1,974   1,849
                                              ======= =======  ======= =======

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS
   ENDED JUNE 30, 1996


    Net interest income on a fully taxable equivalent basis increased $232,000 or 8.7% to $2,896,000 or 4.26% of average earning assets for the second quarter of 1997 compared to $2,664,000 or 4.10% of average earning assets for the same period of 1996. The provision for possible loan losses for the three months ended June 30, 1997 was $175,000 compared to $135,000 for the same period of 1996.

     Noninterest income and noninterest expense for the three month periods ended June 30, 1997 and 1996 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                            June 30,       Increase (decrease)
                                        ________________   __________________
                                         1997     1996      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   176      171          5      2.9 %
   Trust department income                   64       66         (2)    (3.0)
   Mortgage loan servicing fees              79       75          4      5.3
   Gain on sales of mortgage loans           31       28          3     10.7
   Credit card fees                          82       79          3      3.8
   Other                                     43       36          7     19.4
                                        _______  _______    _______
                                        $   475      455         20      4.4 %
                                        =======  =======    =======
Noninterest Expense
   Salaries, wages, and
     employee benefits                  $   879      847         32      3.8 %
   Occupancy expense                         87       69         18     26.1
   Furniture and equipment expense          150      105         45     42.9
   FDIC insurance assessment                  7       --          7      --
   Advertising and promotion                107       67         40     59.7
   Postage, printing, and supplies          101       79         22     27.8
   Legal, examination, and
      professional fees                      76       46         30     65.2
   Credit card expenses                      68       71         (3)    (4.2)
   Credit investigation and loan
      collection expenses                    33       22         11     50.0
   Other                                    168      184        (16)    (8.7)
                                        _______  _______    _______
                                        $ 1,676    1,490        186     12.5 %
                                        =======  =======    =======

    Noninterest income increased $20,000 or 4.4% to $475,000 for the second quarter of 1997 compared to $455,000 for the same period of 1996. Increases in service charges on deposit accounts, mortgage loan servicing fees, gain on sales of mortgage loans, credit card fees, and other noninterest income all reflected increased volume. Loans originated and sold to the secondary market increased from approximately $5,900,000 for the second quarter of 1996 to approximately $7,950,000 for the second quarter of 1997.

    Noninterest expense increased $186,000 or 12.5% to $1,676,000 for the second quarter of 1997 compared to $1,490,000 for the second quarter of 1996. The $32,000 or 3.8% increase in salaries, wages, and employee benefits reflected merit increases of approximately 4.0% plus increases in profit sharing expense and payroll taxes. Those increases were partially offset by a reduction in officer staff and recruiting expense. The $18,000 or 26.1% increase in occupancy expense primarily reflects increased costs associated with the new East Bank building. The $45,000 or 42.9% increase in furniture and equipment expense also reflects costs associated with the new East Bank, including the write-off of items no longer being used, plus increases in depreciation expense and maintenance agreements in connection with expanded data processing capabilities. The increase in advertising and promotion reflects updating the Bank's literature and advertising materials to conform with the Bank's new corporate standards, continuing to build the Bank's image throughout its trade area through measured media advertising, and increased production costs for the promotion of a new product. Timing differences in usage affected the variance in postage, printing, and supplies. The increase in legal, examination, and professional fees reflects indirect costs associated with the pending acquisition.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.7% for the second quarter of 1997 compared to 32.6% for the second quarter of 1996. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 37.0% for the second quarter of 1997 and 36.7% for the second quarter of 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS
   ENDED JUNE 30, 1996

    Net interest income on a fully taxable equivalent basis increased $438,000 or 8.3% to $5,701,000 or 4.23% of average earning assets for the first six months of 1997 compared to $5,263,000 or 4.11% of average earning assets for the same period of 1996. The provision for possible loan losses for the six months ended June 30, 1997 was $300,000 compared to $225,000 for the same period of 1996.

    Noninterest income and noninterest expense for the six month periods ended June 30, 1997 and 1996 were as follows:

(Dollars expressed in thousands)
                                           Six Months
                                             Ended
                                            June 30,       Increase (decrease)
                                        ________________   __________________
                                         1997     1996      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   347      332         15      4.5 %
   Trust department income                   92       92         --      --
   Mortgage loan servicing fees             155      144         11      7.6
   Gain on sales of mortgage loans           53       62         (9)   (14.5)
   Net loss on sales and calls
    of debt securities                       (3)      --         (3)     --
   Credit card fees                         180      165         15      9.1
   Other                                     86       71         15     21.1
                                        _______  _______    _______
                                        $   910      866         44      5.1 %
                                        =======  =======    =======

(Dollars expressed in thousands)
                                           Six Months
                                             Ended
                                            June 30,       Increase (decrease)
                                        ________________   __________________
                                         1997     1996      Amount      %
                                        _______  _______   ________  ________
Noninterest Expense
   Salaries, wages, and
     employee benefits                  $ 1,745    1,708         37      2.2 %
   Occupancy expense                        159      139         20     14.4
   Furniture and equipment expense          270      207         63     30.4
   FDIC insurance assessment                 14        1         13  1,300.0
   Advertising and promotion                142      114         28     24.6
   Postage, printing, and supplies          172      160         12      7.5
   Legal, examination, and
      professional fees                     145      118         27     22.9
   Credit card expenses                     151      144          7      4.9
   Credit investigation and loan
      collection expenses                    65       46         19     41.3
   Other                                    330      349        (19)    (5.4)
                                        _______  _______    _______
                                        $ 3,193    2,986        207      6.9 %
                                        =======  =======    =======

    Noninterest income increased $44,000 or 5.1% to $910,000 for the first six months of 1997 compared to $866,000 for the same period of 1996. Increases in service charges on deposit accounts, mortgage loan servicing fees, credit card fees, and other noninterest income all reflected increased volume. Gains on sales of mortgage loans decreased $9,000 due to a decrease in volume of loans originated and sold to the secondary market from approximately $12,100,000 for the first six months of 1996 to approximately $9,100,000 for the first six months of 1997. Net loss on sales and calls of debt securities reflected a $3,600 loss on the partial call of an available-for-sale municipal security which was offset in part by an $800 net gain on the sale of several available-for-sale mortgage-backed securities pools which had paid down to insignificant remaining balances.

    Noninterest expense increased $207,000 or 6.9% to $3,193,000 for the first six months of 1997 compared to $2,986,000 for the first six months of 1996. The $37,000 or 2.2% increase in salaries, wages, and employee benefits reflected merit increases of approximately 4.0% plus increases in profit sharing expense and payroll taxes. Those increases were partially offset by a reduction in officer staff and recruiting expense. The $20,000 or 14.4% increase in occupancy expense primarily reflects increased costs associated with the new East Bank building. The $63,000 or 30.4% increase in furniture and equipment expense also reflects costs associated with the new East Bank, including the write-off of items no longer being used, plus increases in depreciation expense and maintenance agreements in connection with expanded data processing capabilities. The increase in FDIC insurance assessment reflects the fact that in 1997 the Company is now assessed by the Financing Corporation for Savings Association Insurance Fund at an annual rate 1.296% per $100 of deposits. For the first six months of 1996 the Company was assessed at the minimum FDIC assessment level of $1,000 in effect at that time. The increase in advertising and promotion reflects updating the Bank's literature and advertising materials to conform with the Bank's new corporate standards plus continuing to build the Bank's image throughout its trade area through measured media advertising. The increase in legal, examination, and professional fees reflects indirect costs associated with the pending acquisition.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.5% for both the first six months of 1997 and the first six months of 1996. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 36.7% for the first six months of 1997 and 36.6% for the first six months of 1996.


NET INTEREST INCOME

    The increases in fully taxable equivalent net interest income for the three and six month periods ended June 30, 1997 primarily reflect growth in average total loans outstanding.

    The following tables present average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 1997 and 1996.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                           June 30, 1997                 June 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 44,770     $1,014   9.08%  $ 40,712     $  912   9.01%
 Real estate           104,280      2,276   8.75     86,963      1,918   8.87
 Consumer               34,884        795   9.14     32,764        757   9.29
 Money market/3/         1,591         22   5.55       --          --     --
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             63,468        952   6.02     63,769        897   5.66
  State and municipal   17,142        331   7.74     15,347        298   7.81
  Other                  1,607         27   6.74      3,200         50   6.28
Federal funds sold       5,250         73   5.58     18,822        246   5.26
                      ________     ______          ________     ______
  Total interest
   earning assets      272,992      5,490   8.07    261,577      5,078   7.81
All other assets        18,836                       16,255
Allowance for loan
 losses                 (2,341)                      (2,274)
                      ________                     ________
  Total assets        $289,487                     $275,558
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                           June 30, 1997                 June 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______

LIABILITIES
  AND STOCKHOLDERS'
  EQUITY
NOW accounts          $ 28,008     $  187   2.68%  $ 28,402     $  189   2.68%
Savings                 22,547        221   3.93     22,260        218   3.94
Money market            32,083        333   4.16     31,514        327   4.17
Deposits of
 $100,000 and over      13,140        179   5.46      8,198        108   5.30
Other time deposits    100,174      1,427   5.71     93,095      1,341   5.79
                      ________     ______          ________     ______
  Total time deposits  195,952      2,347   4.80    183,469      2,183   4.79
Securities sold under
 agreements to
 repurchase             17,277        234   5.43     18,662        221   4.76
Interest-bearing
 demand notes
 to U.S. Treasury        1,313         13   3.97        717         10   5.61
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         214,542      2,594   4.85    202,848      2,414   4.79
                                   ______                       ______
Demand deposits         31,382                       31,794
Other liabilities        1,930                        1,796
                      ________                     ________
  Total liabilities    247,854                      236,438
Stockholders' equity    41,633                       39,120
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $289,487                     $275,558
                      ========                     ========
Net interest income                $ 2,896                      $ 2,664
                                   =======                      =======
Net interest margin                         4.26%                        4.10%
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

(Dollars expressed in thousands)

                         Six Months Ended              Six Months Ended
                           June 30, 1997                 June 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 43,361     $1,945   9.05%  $ 39,350     $1,776   9.08%
 Real estate           102,560      4,448   8.75     86,201      3,831   8.94
 Consumer               34,528      1,571   9.18     31,979      1,471   9.25
 Money market/3/         1,449         39   5.43       --          --     --
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             64,030      1,915   6.03     61,302      1,724   5.66
  State and municipal   17,037        657   7.78     15,222        593   7.83
  Other                  1,956         67   6.91      3,204        101   6.34
Federal funds sold       6,887        185   5.42     19,994        528   5.31
Interest-bearing
 deposits                   49          1   4.12       --          --     --
                      ________     ______          ________     ______
  Total interest
   earning assets      271,857     10,828   8.03    257,252     10,024   7.84
All other assets        18,432                       16,618
Allowance for loan
 losses                 (2,331)                      (2,246)
                      ________                     ________
  Total assets        $287,958                     $271,624
                      ========                     ========

Continued on next page

                          Six Months Ended              Six Months Ended
                           June 30, 1997                 June 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______

LIABILITIES
  AND STOCKHOLDERS'
  EQUITY
NOW accounts          $ 28,371     $  375   2.67%  $ 28,550     $  380   2.68%
Savings                 22,736        446   3.96     21,863        429   3.95
Money market            32,264        667   4.17     31,079        646   4.18
Deposits of
 $100,000 and over      13,600        368   5.46      7,755        206   5.34
Other time deposits     99,459      2,825   5.73     92,107      2,665   5.82
                      ________     ______          ________     ______
  Total time deposits  196,430      4,681   4.81    181,354      4,326   4.80
Securities sold under
 agreements to
 repurchase             16,486        424   5.19     17,741        415   4.70
Interest-bearing
 demand notes
 to U.S. Treasury        1,009         22   4.40        744         20   5.41
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         213,925      5,127   4.83    199,839      4,761   4.79
                                   ______                       ______
Demand deposits         30,770                       31,151
Other liabilities        1,913                        1,726
                      ________                     ________
  Total liabilities    246,608                      232,716
Stockholders' equity    41,350                       38,908
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $287,958                     $271,624
                      ========                     ========
Net interest income                $ 5,701                      $ 5,263
                                   =======                      =======
Net interest margin                         4.23%                        4.11%
__________                                  ====                         ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $192,000 in 1997 and $180,000 in 1996.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.

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

(Dollars expressed in thousands)
                                         Three Months Ended June
                                        30, 1997 Compared to Three
                                        Months Ended June 30, 1996
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $   102         92         10
  Real estate /2/                         358        378        (20)
  Consumer                                 38         48        (10)
  Money market                             22         22         --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                    55         (4)        59
  State and municipal /2/                  33         35         (2)
  Other                                   (23)       (27)         4
Federal funds sold                       (173)      (188)        15
                                      _______    _______   ________
    Total interest income                 412        356         56
Interest expense:
NOW accounts                               (2)        (3)         1
Savings                                     3          3         --
Money market                                6          6         --
Deposits of
  $100,000 and over                        71         67          4
Other time deposits                        86        101        (15)
Securities sold under
  agreements to repurchase                 13        (18)        31
Interest-bearing demand
  notes to U.S. Treasury                    3          7         (4)
                                      _______    _______   ________
    Total interest expense                180        163         17
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   232        193         39
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis  using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $96,000 in 1997 and $90,000 in 1996.

(Dollars expressed in thousands)
                                          Six Months Ended June
                                         30, 1997 Compared to Six
                                        Months Ended June 30, 1996
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $   169        180        (11)
  Real estate /2/                         617        711        (94)
  Consumer                                100        116        (16)
  Money market                             39         39         --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   191         79        112
  State and municipal /2/                  64         70         (6)
  Other                                   (34)       (42)         8
Federal funds sold                       (343)      (352)         9
Interest-bearing deposits                   1          1         --
                                      _______    _______   ________
    Total interest income                 804        802          2
Interest expense:
NOW accounts                               (5)        (2)        (3)
Savings                                    17         17         --
Money market                               21         25         (4)
Deposits of
  $100,000 and over                       162        158          4
Other time deposits                       160        210        (50)
Securities sold under
  agreements to repurchase                  9        (30)        39
Interest-bearing demand
  notes to U.S. Treasury                    2          6         (4)
                                      _______    _______   ________
    Total interest expense                366        384        (18)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   438        418         20
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $192,000 in
     1997 and $180,000 in 1996.


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

    The allowance for loan losses was reduced by net loan charge-offs of $85,933 for the first quarter of 1997 and $270,114 for the second quarter of 1997. That compares to net charge-offs of $26,301 for the first quarter of 1996 and $75,480 for the second quarter of 1996. The allowance for loan losses was increased by a provision charged to expense of $125,000 for the first quarter of 1997 and $175,000 for the second quarter of 1997. That compares to $90,000 for the first quarter of 1996 and $135,000 for the second quarter of 1996.

    The balance of the allowance for loan losses was $2,251,021 at June 30, 1997 compared to $2,307,068 at December 31, 1996 and $2,302,228 at June 30,
1996. The allowance for loan losses as a percent of outstanding loans was 1.20% at June 30, 1997 compared to 1.33% at December 31, 1996 and 1.41% at June 30, 1996.


                             FINANCIAL CONDITION

    Total assets increased $9,171,295 or 3.2% to $293,250,730 at June 30, 1997
compared to $284,079,435 at December 31, 1996. Total liabilities increased $7,891,537 or 3.2% to $251,289,670 and stockholders' equity increased $1,279,758 or 3.1% to $41,961,060.

    Loans, net of unearned income, increased $13,614,992 or 7.9% to $186,923,717 at June 30, 1997 compared to $173,308,725 at December 31, 1996.
Commercial loans increased $4,705,793 or 11.7%; Real estate construction loans increased $5,451,866 or 24.0%; real estate mortgage loans increased $1,617,271 or 2.1%; and consumer loans increased $1,840,062 or 5.4%.

    Nonperforming loans, defined as loans 90 days or more past due and loans on nonaccrual status, totaled $808,000 or 0.43% of total loans at June 30, 1997 compared to $1,092,000 or 0.63% of total loans at December 31, 1996. Detail of those balances plus other real estate and repossessions is as follows:

(Dollars expressed in thousands)
                                          June 30, 1997     December 31, 1996
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
              Loans 90 days or more
                past due -
                 Commercial              $   59      .03%    $   59      .03%
                 Real Estate:
                  Construction              122      .07        122      .07
                  Mortgage                    5       --        186      .11
                 Consumer                    20      .01         27      .02
                                         ______     ____     ______     ____
                                            206      .11        394      .23
                                         ______     ____     ______     ____
              Loans on nonaccrual
                status -
                 Commercial                  40      .02         42      .02
                 Real Estate:
                  Construction              322      .17        327      .19
                  Mortgage                  219      .12        268      .15
                 Consumer                    21      .01         61      .04
                                         ______     ____     ______     ____
                                            602      .32        698      .40
                                         ______     ____     ______     ____
              Total nonperforming loans     808      .43%     1,092      .63%
              Other real estate             422     ====         22     ====
              Repossessions                  88                 106
                                         ______              ______
              Total nonperforming assets $1,318              $1,220
                                         ======              ======

    The allowance for loan losses was 278.59% of nonperforming loans at June 30, 1997 compared to 211.26% of nonperforming loans at December 31, 1996. The June 30, 1997 balances of commercial, real estate, and consumer loans 90 days or more past due reflect one, two, and five loans, respectively, all of which are well secured and in the process of collection. The June 30, 1997 balances of commercial, real estate, and consumer loans on nonaccrual status reflect loans to one, five, and five borrowers, respectively. The commercial loan on nonaccrual status at June 30, 1997 is 90% guaranteed by the Small Business Administration.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 1997 and 1996, which would have been recorded under the original terms those loans, was approximately $28,000 and $36,000 for the six months ended June 30, 1997 and 1996, respectively. Approximately $9,000 and $8,000 was actually recorded as interest income on such loans for the six months ended June 30, 1997 and 1996, respectively.

    The increase in other real estate from December 31, 1996 primarily reflects real estate which was acquired by the Company in lieu of foreclosure from a borrower in the construction business. Second quarter 1997 loan losses relating to that borrower were approximately $221,000.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 1997 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $3,748,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Approximately $3,034,000 of those loans represented commercial and real estate loans to a group of borrowers that operate in an industry that has experienced some adverse economic trends due to change in that industry's regulatory environment. Management believes that the loans are well secured and all have performed according to their contractual terms during the first six months of 1997. Another approximately $408,000 of the $3,748,000 of "impaired" loans represented commercial and real estate loans to a commercial retail operation that has experienced cash flow problems. The remainder of loans identified by management as being "impaired" reflected commercial loans to three borrowers totaling approximately $182,000, one real estate loan totaling approximately $41,000, and eleven consumer loans totaling approximately $83,000. The average balance of "impaired" loans for the first six months of 1997 was approximately $5,225,000. At June 30, 1997 the allowance for loan losses on impaired loans was $180,930 compared to $277,149 at December 31, 1996.

    As of June 30, 1997 approximately $1,849,000 of additional loans not included in the nonaccrual table or identified by management as being "impaired" were classified by management as having potential credit problems which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Of the $1,849,000 of "classified" loans at June 30, 1997, $144,000 represented two commercial loans; $1,321,000 represented eight real estate loans ranging in size from approximately $52,000 to $445,000; and $384,000 represented forty installment loans to individuals.

    Investments in debt and equity securities classified as available-for-sale increased $932,139 or 1.8% to $51,955,973 at June 30, 1997 compared to
$51,023,834 at December 31, 1996. Investments classified as available-for-sale are carried at fair value. At December 31, 1996 the market valuation account for the available-for-sale investments of $24,875 decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $15,671 was reflected as a separate negative component of stockholders' equity. During 1997, the market valuation account was decreased $29,642 to a negative balance of $54,517 to reflect the fair value of available-for-sale investments at June 30, 1997 and the net after tax decrease resulting from the change in the market valuation adjustment of $18,675 decreased the stockholders' equity component to a negative balance of $34,346 at June 30, 1997. The decrease in fair value compared to amortized cost resulted from an increase in current market rates from December 31, 1996 to June 30, 1997.

    Investments in debt securities classified as held-to-maturity increased $276,043 or 0.9% to $29,875,580 at June 30, 1997 compared to $29,599,537 at
December 31, 1996. Investments classified as held-to-maturity are carried at amortized cost. At June 30, 1997 and December 31, 1996 the aggregate fair value of the Company's held-to-maturity investment portfolio was approximately $115,000 and $60,000, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $7,425,403 or 29.5% to $17,746,238 at June 30, 1997 compared to $25,171,641 at December 31, 1996.

    Premises and equipment increased $1,260,553 or 37.7% to $4,602,203 at June 30, 1997 compared to $3,341,650 at December 31, 1996. The increase reflected expenditures for premises and equipment of $1,446,417 less depreciation expense of $152,680 and a net loss on disposition of fixed assets of $33,184. The expenditures for premises and equipment reflected approximately $714,000 in construction costs for a permanent East Bank facility and approximately $545,000 in progress payments towards the renovation and expansion of the Company's main bank building located in downtown Jefferson City. The renovation and expansion project is expected to continue on into 1998 and its cost is anticipated to be no more than $4,000,000.

    Total deposits increased $3,092,015 or 1.4% to $231,115,787 at June 30, 1997 compared to $228,023,772 at December 31, 1996 due primarily to normal fluctuations in demand deposits. Average demand deposits decreased approximately 1.2% for the first six months of 1997 compared to the first six months of 1996.

    Securities sold under agreements to repurchase increased $2,104,801 to $14,408,192 at June 30, 1997 compared to $12,303,391 at December 31, 1996 due primarily to funds obtained from a local hospital, and the Missouri Department of Corrections.

    The increase in stockholders' equity reflects net income of $1,973,833 less dividends declared of $675,400, and $18,675 in unrealized holding losses on investments in debt and equity securities available-for-sale.

    As previously discussed, the Company's total loans increased over $13,600,000 from December 31, 1997 to June 30, 1997. Funding for most of that growth came from a reduction in federal funds sold, which had the effect of reducing what management believes was excess on balance sheet liquidity. Management is confident that established credit lines continue to provide the Company with sufficient liquidity for unusual occurrences.

    No material changes in the Company's capital resources have occurred since December 31, 1996.

                         PART II - OTHER INFORMATION

Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 11, 1997, the shareholders re-elected two Class II Directors, namely, David R. Goller and James R. Loyd, and ratified the Board of Directors selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997. Class III Directors, namely, Donald L. Campbell, Kevin L. Riley, and David T. Turner, and Class I Directors, namely, Charles G. Dudenhoeffer, Jr. and Philip D. Freeman, continue to serve terms expiring at the annual meetings of shareholders in 1998 and 1999, respectively.

              The following is a summary of votes cast. No broker non-votes were received.
                                                  Withhold
                                                  Authority/
                                        For        Against         Abstentions
                                     _________   ____________      ___________
         Election of Directors:

         David R. Goller               546,948            569            N/A

         James R. Loyd                 547,467             50            N/A

         Ratification of KPMG Peat
            Marwick LLP as
            independent auditors       546,867             10              640

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

     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the second quarter of 1997.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    August 11, 1997                        Principal Executive Officer


                                        By /s/ Carl A. Brandenburg, Sr.
                                           ___________________________________
                                           Carl A. Brandenburg, Sr., Treasurer
    August 11, 1997                        and Chief Financial Officer

                       EXCHANGE NATIONAL BANCSHARES, INC.

                              INDEX TO EXHIBITS

                          June 30, 1997 Form 10-QSB


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