Form 10QSB
period 1997-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1997-11-10
CIK 893847

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 1997

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


    As of November 3, 1997, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

    Transitional Small Business Disclosure Format:
[ ] Yes  [X] No

                              Page 1 of 29 pages
                     Index to Exhibits located on page 28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                 September 30,    December 31,
                                                     1997             1996
                                                 ____________     ____________
ASSETS

Loans, net of unearned income:
  Commercial                                     $ 45,458,302       40,208,276
  Real estate -- construction                      30,453,697       22,737,000
  Real estate -- mortgage                          79,049,117       76,070,524
  Consumer                                         37,654,673       34,292,925
                                                 ____________     ____________
                                                  192,615,789      173,308,725
  Less allowance for loan losses                    2,437,460        2,307,068
                                                 ____________     ____________
      Loans, net                                  190,178,329      171,001,657
                                                 ____________     ____________
Investments in debt and equity securities:
  Available-for-sale, at estimated market value    51,281,431       51,023,834
  Held-to-maturity, estimated market value
    of $30,983,966 at September 30, 1997 and
    $29,659,353 at December 31, 1996               30,709,687       29,599,537
                                                 ____________     ____________
      Total investments in debt
        and equity securities                      81,991,118       80,623,371
                                                 ____________     ____________

Federal funds sold                                 10,400,000       13,500,000
Cash and due from banks                             9,147,902       11,671,641
Premises and equipment                              5,150,656        3,341,650
Accrued interest receivable                         2,872,477        2,543,421
Deferred income taxes                                 602,446          649,306
Other assets                                        1,277,012          748,389
                                                 ____________     ____________
                                                 $301,619,940      284,079,435
                                                 ============     ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (Unaudited)

                                                September 30,    December 31,
                                                    1997             1996
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY

Demand deposits                                 $ 34,419,985       32,834,946
Time deposits                                    196,434,776      195,188,826
                                                ____________     ____________
      Total deposits                             230,854,761      228,023,772
Securities sold under agreements to repurchase    22,408,559       12,303,391
Interest-bearing demand notes to U.S. Treasury     3,172,311        1,034,432
Accrued interest payable                           1,153,346        1,008,681
Other liabilities                                  1,337,063        1,027,857
                                                ____________     ____________
      Total liabilities                          258,926,040      243,398,133
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Undivided profits                               40,629,783       38,696,973
  Unrealized holding gains (losses) on
    investments in debt and equity
    securities available-for-sale                     64,117          (15,671)
                                                ____________     ____________
      Total stockholders' equity                  42,693,900       40,681,302
                                                ____________     ____________
                                                $301,619,940      284,079,435
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                            _______________________  _______________________
                                1997        1996         1997        1996
                            ___________ ___________  ___________ ___________
Interest income             $ 5,558,876   5,130,040   16,194,326  14,973,710

Interest expense              2,689,460   2,488,519    7,816,378   7,249,168
                            ___________ ___________  ___________ ___________
Net interest income           2,869,416   2,641,521    8,377,948   7,724,542

Provision for loan losses       225,000      80,000      525,000     305,000
                            ___________ ___________  ___________ ___________
Net interest income after
  provision for loan losses   2,644,416   2,561,521    7,852,948   7,419,542

Noninterest income              491,194     480,644    1,401,373   1,346,552

Noninterest expense           1,663,978   1,595,043    4,856,856   4,580,494
                            ___________ ___________  ___________ ___________
Income before
  income taxes                1,471,632   1,447,122    4,397,465   4,185,600

Income taxes                    478,000     475,000    1,430,000   1,364,000
                            ___________ ___________  ___________ ___________
Net income                  $   993,632     972,122    2,967,465   2,821,600
                            =========== ===========  =========== ===========

Earnings per common share         $1.38        1.36         4.13        3.93
                                  =====       =====        =====       =====

Dividends per share:

   Declared                       $0.50        0.44         1.44        1.26
                                  =====       =====        =====       =====

   Paid                           $0.50        0.44         1.38        1.20
                                  =====       =====        =====       =====

    See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                   __________________________
                                                       1997           1996
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 2,967,465      2,821,600
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          525,000        305,000
    Depreciation expense                               236,707        219,822
    Net amortization of debt securities
     premiums and discounts                             70,290         92,625
    Increase in accrued interest receivable           (329,056)      (332,599)
    Decrease (increase) in other assets               (528,623)        13,577
    Increase in accrued interest payable               144,665        117,682
    Increase in other liabilities                      309,206        371,144
    Net securities losses                                2,813          --
    Other, net                                         235,735        (83,521)
  Origination of mortgage loans for sale           (15,110,871)   (16,046,756)
  Proceeds from the sale of mortgage loans
   held for sale                                    15,110,871     16,046,756
                                                   ___________    ___________
     Net cash provided by operating activities       3,634,202      3,525,330
                                                   ___________    ___________
Cash flows from investing activities:
  Net increase in loans                            (21,273,602)   (24,527,552)
  Purchases of available-for-sale debt securities   (9,450,570)   (41,081,613)
  Purchases of held-to-maturity debt securities     (5,304,517)    (7,546,904)
  Proceeds from sales of debt securities:
   Available-for-sale                                  362,915          --
   Held-to-maturity                                    350,000          --
  Proceeds from maturities of debt securities:
   Available-for-sale                                6,798,804     34,483,410
   Held-to-maturity                                  2,804,166      2,454,937
  Proceeds from calls of debt securities:
   Available-for-sale                                2,125,000      1,500,000
   Held-to-maturity                                  1,000,000        200,000
  Purchases of premises and equipment               (2,078,897)      (800,867)
  Proceeds from sales of other real estate
   owned and repossessions                           1,326,269      1,208,305
                                                   ___________    ___________
     Net cash used in
       investing activities                        (23,340,432)   (34,110,284)
                                                   ___________    ___________

Continued on next page

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                   __________________________
                                                       1997           1996
                                                   ___________    ___________
Cash flows from financing activities:
  Net increase in demand deposits                    1,585,039      3,452,560
  Net increase (decrease) in interest-bearing
   transaction accounts                             (1,549,365)     1,978,031
  Net increase in time deposits                      2,795,315     11,185,654
  Net increase in securities sold
   under agreements to repurchase                   10,105,168      9,655,336
  Net increase in interest-bearing
   demand notes to U.S. Treasury                     2,137,879      1,719,697
  Cash dividends paid                                 (991,545)      (862,213)
                                                   ___________    ___________
     Net cash provided by
       financing activities                         14,082,491     27,129,065
                                                    ___________    ___________
     Net decrease in cash
       and cash equivalents                         (5,623,739)    (3,455,889)
Cash and cash equivalents, beginning of period      25,171,641     30,057,476
                                                   ___________    ___________
Cash and cash equivalents, end of period           $19,547,902     26,601,587
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

  Cash paid during period for:
   Interest                                        $ 7,671,713      7,131,486
   Income taxes                                      1,530,097      1,402,955
  Other real estate and repossessions
   acquired in settlement of loans                   1,642,121      1,225,292

       See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                Nine Months Ended September 30, 1997 and 1996



    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association.

    On November 3, 1997 the Company acquired 100% of the outstanding shares of common stock of Union State Bancshares, Inc. (Union), a one-bank holding company located in Clinton, Missouri. The purchase of Union was accounted for under the purchase method of accounting. The consolidated total assets and stockholders' equity of Union at September 30, 1997 were $133.0 million and $7.0 million, respectively.

    Earnings per share amounts are based on 718,511 weighted average shares outstanding for the three and nine month periods ended September 30, 1997 and 1996.

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

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) which establishes standards for computing and presenting earnings per share (EPS). SFAS 128 simplifies standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS 128 will have a material effect on its financial condition or results of operations.

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

    SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

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

    The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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


    Net income for the three months ended September 30, 1997 of $993,000 increased $21,000 when compared to the third quarter of 1996. Earnings per common share for the third quarter of 1997 of $1.38 increased 2 cents or 1.5% when compared to the third quarter of 1996. Net income for the nine months ended September 30, 1997 of $2,967,000 increased $145,000 when compared to the first nine months of 1996. Earnings per common share for the nine months ended September 30, 1997 of $4.13 increased 20 cents or 5.1% when compared to the first nine months of 1996.

     The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                              _______________  _______________
                                               1997    1996     1997    1996
                                              _______ _______  _______ _______
    Interest income                           $ 5,558   5,130   16,194  14,974
    Fully taxable equivalent (FTE) adjustment     104      93      296     273
                                              _______ _______  _______ _______
    Interest income (FTE basis)                 5,662   5,223   16,490  15,247
    Interest expense                            2,689   2,488    7,816   7,249
                                              _______ _______  _______ _______
    Net interest income (FTE basis)             2,973   2,735    8,674   7,998
    Provision for loan losses                     225      80      525     305
                                              _______ _______  _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              2,748   2,655    8,149   7,693
    Noninterest income                            491     480    1 401   1,347
    Noninterest expense                         1,664   1,595    4,857   4,581
                                              _______ _______  _______ _______
    Earnings before income taxes
       (FTE basis)                              1,575   1,540    4,693   4,459
                                              _______ _______  _______ _______
    Income taxes                                  478     475    1,430   1,364
    FTE adjustment                                104      93      296     273
                                              _______ _______  _______ _______
    Income taxes (FTE basis)                      582     568    1,726   1,637
                                              _______ _______  _______ _______
    Net income                                $   993     972    2,967   2,822
                                              ======= =======  ======= =======

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS
   ENDED SEPTEMBER 30, 1996


    Net interest income on a fully taxable equivalent basis increased $238,000 or 8.7% to $2,973,000 or 4.26% of average earning assets for the third quarter of 1997 compared to $2,735,000 or 4.13% of average earning assets for the same period of 1996. The provision for possible loan losses for the three months ended September 30, 1997 was $225,000 compared to $80,000 for the same period of 1996.

     Noninterest income and noninterest expense for the three month periods ended September 30, 1997 and 1996 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                         September 30,     Increase (decrease)
                                        ________________   __________________
                                         1997     1996      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   179      180         (1)    (0.6)%
   Trust department income                   59       75        (16)   (21.3)
   Mortgage loan servicing fees              81       74          7      9.5
   Gain on sales of mortgage loans           41       25         16     64.0
   Credit card fees                          92       89          3      3.4
   Other                                     39       37          2      5.4
                                        _______  _______    _______
                                        $   491      480         11      2.3 %
                                        =======  =======    =======
Noninterest Expense
   Salaries, wages, and
     employee benefits                  $   854      850          4      0.5 %
   Occupancy expense                         87       86          1      1.2
   Furniture and equipment expense          121      112          9      8.0
   FDIC insurance assessment                  7        1          6    600.0
   Advertising and promotion                103      132        (29)   (22.0)
   Postage, printing, and supplies           83       88         (5)    (5.7)
   Legal, examination, and
      professional fees                      55       42         13     31.0
   Credit card expenses                      80       77          3      3.9
   Credit investigation and loan
      collection expenses                    52       33         19     57.6
   Other                                    222      174         48     27.6
                                        _______  _______    _______
                                        $ 1,664    1,595         69      4.3 %
                                        =======  =======    =======

    Noninterest income increased $11,000 or 2.3% to $491,000 for the third quarter of 1997 compared to $480,000 for the same period of 1996. Increases in mortgage loan servicing fees and gain on sales of mortgage loans both reflected increased volume. Loans originated and sold to the secondary market increased from approximately $3,900,000 for the third quarter of 1996 to approximately $6,000,000 for the third quarter of 1997. Trust department income decreased $16,000 due to a lesser volume of estate distribution fees.

    Noninterest expense increased $69,000 or 4.3% to $1,664,000 for the third quarter of 1997 compared to $1,595,000 for the third quarter of 1996. Salaries, wages, and employee benefits, the largest component of noninterest expense, increased only $4,000 or 0.5%. That increase reflected merit increases of approximately 4.0% which were offset in part by decreases in officer staff and employee health insurance costs. The decrease in employee health insurance costs reflected a two month premium holiday due to favorable claims experience. Other noninterest expense increased $48,000 or 27.6% due primarily to additional travel expense and board of directors meetings relating to the recently completed acquisition, and to returned deposits which resulted in approximately $11,000 in losses. Credit investigation and loan collection expenses increased $19,000 or 57.6% due primarily to an increase in reposession costs, and legal, examination, and professional fees increased $13,000 or 31.0% due primarily to legal and accounting costs associated with an unsuccessful bids to purchase additional facilities being sold by a competitor. The $9,000 or 8.0% increase in furniture and equipment expense primarily reflected an increase in maintenance contracts which was offset in part by a decrease in other equipment repairs. The $29,000 or 22.0% decrease advertising and promotion primarily reflects timing differences in the payment of those expenses from quarter to quarter.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.5% for the third quarter of 1997 compared to 32.8% for the third quarter of 1996. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 37.0% for the third quarter of 1997 and 36.9% for the third quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS
   ENDED SEPTEMBER 30, 1996

    Net interest income on a fully taxable equivalent basis increased $676,000 or 8.5% to $8,674,000 or 4.24% of average earning assets for the first nine months of 1997 compared to $7,998,000 or 4.12% of average earning assets for the same period of 1996. The provision for possible loan losses for the nine months ended September 30, 1997 was $525,000 compared to $305,000 for the same period of 1996.

     Noninterest income and noninterest expense for the nine month periods ended September 30, 1997 and 1996 were as follows:

(Dollars expressed in thousands)
                                          Nine Months
                                             Ended
                                         September 30,     Increase (decrease)
                                        ________________   __________________
                                         1997     1996      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   526      512         14      2.7 %
   Trust department income                  151      167        (16)    (9.6)
   Mortgage loan servicing fees             236      219         17      7.8
   Gain on sales of mortgage loans           94       87          7      8.0
   Net loss on sales and calls
    of debt securities                       (3)      --         (3)      --
   Credit card fees                         272      254         18      7.1
   Other                                    125      108         17     15.7
                                        _______  _______    _______
                                        $ 1,401    1,347         54      4.0 %
                                        =======  =======    =======
Noninterest Expense
   Salaries, wages, and
     employee benefits                  $ 2,599    2,558         41      1.6 %
   Occupancy expense                        246      225         21      9.3
   Furniture and equipment expense          391      319         72     22.6
   FDIC insurance assessment                 21        2         19    950.0
   Advertising and promotion                245      246         (1)    (0.4)
   Postage, printing, and supplies          255      248          7      2.8
   Legal, examination, and
      professional fees                     200      160         40     25.0
   Credit card expenses                     231      221         10      4.5
   Credit investigation and loan
      collection expenses                   117       79         38     48.1
   Other                                    552      523         29      5.5
                                        _______  _______    _______
                                        $ 4,857    4,581        276      6.0 %
                                        =======  =======    =======

    Noninterest income increased $54,000 or 4.0% to $1,401,000 for the first nine months of 1997 compared to $1,347,000 for the same period of 1996. Increases in service charges on deposit accounts, mortgage loan servicing fees, credit card fees, and other noninterest income all reflected increased volume. The average volume of mortgage loans serviced increased from approximately $69,800,000 for the first nine months of 1996 to approximately $78,400,000 for the first nine months of 1997. Loans originated and sold to the secondary market decreased from approximately $16,000,000 for the first nine months of 1996 to approximately $15,100,000 for the first nine months of 1997. Trust department income decreased $16,000 due to a lesser volume of estate distribution fees. Net loss on sales and calls of debt securities reflected a $3,600 loss on the partial call of an available-for-sale municipal security which was offset in part by an $800 net gain on the sale of several available-for-sale mortgage-backed securities pools which had paid down to insignificant remaining balances. A municipal security classified as held-to-maturity was inadvertently sold in September 1997 at no gain or loss due to confusion about its classification resulting from a conversion of the investment accounting system.

    Noninterest expense increased $276,000 or 6.0% to $4,857,000 for the first nine months of 1997 compared to $4,581,000 for the first nine months of 1996. The $72,000 or 22.6% increase in furniture and equipment expense reflects costs associated with the new East Bank building, including the write-off of items no longer being used, plus increases in depreciation expense and maintenance agreements in connection with expanded data processing capabilities. The $41,000 or 1.6% increase in salaries, wages, and employee benefits reflected merit increases of approximately 4.0% plus increases in profit sharing expense and payroll taxes. Those increases were partially offset by a decrease in officer staff and recruiting expense. The $40,000 or 25.0% increase in legal, examination, and professional fees reflects indirect costs associated with the recently completed acquisition plus legal and accounting costs associated with unsuccessful bids to purchase additional facilities being sold by a competitor. Credit investigation and loan collection expenses increased $38,000 or 48.1% due primarily to an increase in reposession costs, while the $21,000 or 9.3% increase in occupancy expense primarily reflected increased costs associated with the new East Bank building. The $19,000 increase in FDIC insurance assessment reflects the fact that in 1997 the Company is now assessed by the Financing Corporation for Savings Association Insurance Fund at an annual rate 1.296% per $100 of deposits. For the first nine months of 1996 the Company was assessed at the minimum FDIC assessment level of $1,500 in effect at that time.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.5% for the first nine months of 1997 and 32.6% the first nine months of 1996. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 36.8% for the first nine months of 1997 and 36.7% for the first nine months of 1996.


NET INTEREST INCOME

    The increases in fully taxable equivalent net interest income for the three and nine month periods ended September 30, 1997 primarily reflect growth in average total loans outstanding.

    The following tables present average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 1997 and 1996.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                         September 30, 1997            September 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 45,125     $1,036   9.11%  $ 40,654     $  915   8.95%
 Real estate           107,951      2,396   8.81     91,790      2,035   8.82
 Consumer               36,672        838   9.07     33,758        795   9.37
 Money market/3/           587          8   5.41      7,352        101   5.47
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             62,752        942   5.96     57,406        836   5.79
  State and municipal   17,813        358   7.97     16,250        314   7.69
  Other                  1,112         20   7.14      3,687         60   6.47
Federal funds sold       4,508         63   5.54     12,435        166   5.31
Interest-bearing
 deposits                   61          1   6.50         39          1  10.20
                      ________     ______          ________     ______
  Total interest
   earning assets      276,581      5,662   8.12    263,371      5,223   7.89
All other assets        18,595                       16,837
Allowance for loan
 losses                 (2,327)                      (2,304)
                      ________                     ________
  Total assets        $292,849                     $277,904
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                         September 30, 1997            September 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 26,789     $  180   2.67%  $ 27,109     $  181   2.66%
Savings                 22,475        223   3.94     22,250        220   3.93
Money market            32,572        343   4.18     31,766        335   4.20
Deposits of
 $100,000 and over      13,159        180   5.43     10,214        140   5.45
Other time deposits    101,913      1,484   5.78     95,283      1,392   5.81
                      ________     ______          ________     ______
  Total time deposits  196,908      2,410   4.86    186,622      2,268   4.83
Securities sold under
 agreements to
 repurchase             18,933        267   5.59     17,770        210   4.70
Interest-bearing
 demand notes
 to U.S. Treasury        1,092         12   4.36        846         10   4.70
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         216,933      2,689   4.92    205,238      2,488   4.82
                                   ______                       ______
Demand deposits         31,562                       31,318
Other liabilities        1,993                        1,827
                      ________                     ________
  Total liabilities    250,488                      238,383
Stockholders' equity    42,361                       39,521
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $292,849                     $277,904
                      ========                     ========
Net interest income                $ 2,973                      $ 2,735
                                   =======                      =======
Net interest margin/5/                      4.26%                        4.13%
__________                                  ====                         ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $104,000 in 1997 and $93,000 in 1996.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.
/5/ Net interest income divided by average total interest earning assets.

(Dollars expressed in thousands)

                        Nine Months Ended             Nine Months Ended
                        September 30, 1997            September 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 43,955     $2,981   9.07%  $ 39,788     $2,691   9.03%
 Real estate           104,377      6,844   8.77     88,078      5,866   8.90
 Consumer               35,251      2,409   9.14     32,576      2,266   9.29
 Money market/3/         1,159         47   5.42      2,469        101   5.46
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             63,600      2,857   6.01     59,993      2,560   5.70
  State and municipal   17,298      1,015   7.85     15,567        907   7.78
  Other                  1,671         87   6.96      3,366        161   6.39
Federal funds sold       6,085        248   5.45     17,445        694   5.31
Interest-bearing
 deposits                   53          2   5.05         24          1   5.57
                      ________     ______          ________     ______
  Total interest
   earning assets      273,449     16,490   8.06    259,306     15,247   7.85
All other assets        18,487                       16,692
Allowance for loan
 losses                 (2,330)                      (2,266)
                      ________                     ________
  Total assets        $289,606                     $273,732
                      ========                     ========

Continued on next page

                         Nine Months Ended             Nine Months Ended
                        September 30, 1997            September 30, 1996
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 27,838     $  555   2.67%  $ 28,067     $  561   2.67%
Savings                 22,648        669   3.95     21,993        649   3.94
Money market            32,368      1,010   4.17     31,310        981   4.19
Deposits of
 $100,000 and over      13,451        548   5.45      8,580        346   5.39
Other time deposits    100,286      4,309   5.74     93,173      4,057   5.82
                      ________     ______          ________     ______
  Total time deposits  196,591      7,091   4.82    183,123      6,594   4.81
Securities sold under
 agreements to
 repurchase             17,311        691   5.34     17,751        625   4.70
Interest-bearing
 demand notes
 to U.S. Treasury        1,037         34   4.38        778         30   5.15
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         214,939      7,816   4.86    201,652      7,249   4.80
                                   ______                       ______
Demand deposits         31,037                       31,207
Other liabilities        1,939                        1,760
                      ________                     ________
  Total liabilities    247,915                      234,619
Stockholders' equity    41,691                       39,113
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $289,606                     $273,732
                      ========                     ========
Net interest income                $ 8,674                      $ 7,998
                                   =======                      =======
Net interest margin/5/                      4.24%                        4.12%
__________                                  ====                         ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $296,000 in 1997 and $273,000 in 1996.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.
/5/ Net interest income divided by average total interest earning assets.

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

(Dollars expressed in thousands)      Three Months Ended September
                                       30, 1997 Compared to Three
                                      Months Ended September 30, 1996
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans:
  Commercial                          $   121        103         18
  Real estate                             361        359          2
  Consumer                                 43         68        (25)
  Money market                            (93)       (92)        (1)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   106         79         27
  State and municipal                      44         31         13
  Other                                   (40)       (45)         5
Federal funds sold                       (103)      (111)         8
Interest-bearing deposits                  --         --         --
                                      _______    _______   ________
    Total interest income                 439        392         47
Interest expense:
NOW accounts                               (1)        (2)         1
Savings                                     3          2          1
Money market                                8          8         --
Deposits of $100,000 and over              40         40         --
Other time deposits                        92         97         (5)
Securities sold under
  agreements to repurchase                 57         15         42
Interest-bearing demand
  notes to U.S. Treasury                    2          3         (1)
                                      _______    _______   ________
    Total interest expense                201        163         38
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   238        229          9
                                      =======    =======   ========

(Dollars expressed in thousands)

                                      Nine Months Ended September
                                       30, 1997 Compared to Nine
                                      Months Ended September 30, 1996
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans:
  Commercial                          $   290        283          7
  Real estate                             978      1,070        (92)
  Consumer                                143        184        (41)
  Money market                            (54)       (53)        (1)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   297        158        139
  State and municipal                     108        102          6
  Other                                   (74)       (87)        13
Federal funds sold                       (446)      (463)        17
Interest-bearing deposits                   1          1         --
                                      _______    _______   ________
    Total interest income               1,243      1,195         48
Interest expense:
NOW accounts                               (6)        (5)        (1)
Savings                                    20         19          1
Money market                               29         33         (4)
Deposits of $100,000 and over             202        198          4
Other time deposits                       252        307        (55)
Securities sold under
  agreements to repurchase                 66        (16)        82
Interest-bearing demand
  notes to U.S. Treasury                    4          9         (5)
                                      _______    _______   ________
    Total interest expense                567        545         22
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   676        650         26
                                      =======    =======   ========

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

    The allowance for loan losses was reduced by net loan charge-offs of $85,933 for the first quarter of 1997, $270,114 for the second quarter of 1997, and $38,561 for the third quarter of 1997. That compares to net charge-offs of $26,301 for the first quarter of 1996, $75,480 for the second quarter of 1996, and $84,507 for the third quarter of 1996. The allowance for loan losses was increased by a provision charged to expense of $125,000 for the first quarter of 1997, $175,000 for the second quarter of 1997, and $225,000 for the third quarter of 1997. That compares to $90,000 for the first quarter of 1996, $135,000 for the second quarter of 1996, and $80,000 for the third quarter of 1996.

    The balance of the allowance for loan losses was $2,437,460 at September 30, 1997 compared to $2,307,068 at December 31, 1996 and $2,297,721 at
September 30, 1996. The allowance for loan losses as a percent of outstanding loans was 1.27% at September 30, 1997 compared to 1.33% at December 31, 1996 and 1.35% at September 30, 1996.


                             FINANCIAL CONDITION

    Total assets increased $17,540,505 or 6.2% to $301,619,940 at September 30, 1997 compared to $284,079,435 at December 31, 1996. Total liabilities increased $15,527,907 or 6.4% to $258,926,040 and stockholders' equity increased $2,012,598 or 4.9% to $42,693,900.

    Loans, net of unearned income, increased $19,307,064 or 11.1% to $192,615,789 at September 30, 1997 compared to $173,308,725 at December 31,
1996. Commercial loans increased $5,250,026 or 13.1%; Real estate construction loans increased $7,716,697 or 33.9%; real estate mortgage loans increased $2,978,593 or 3.9%; and consumer loans increased $3,361,748 or 9.8%.

    Nonperforming loans, defined as loans 90 days or more past due and loans on nonaccrual status, totaled $751,000 or 0.39% of total loans at September 30, 1997 compared to $1,092,000 or 0.63% of total loans at December 31, 1996. Detail of those balances plus other real estate and repossessions is as follows:

(Dollars expressed in thousands)
                                       September 30, 1997   December 31, 1996
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
              Loans 90 days or more
                past due -
                 Commercial              $   --       --%    $   59      .03%
                 Real Estate:
                  Construction               18      .01        122      .07
                  Mortgage                   55      .03        186      .11
                 Consumer                    36      .02         27      .02
                                         ______     ____     ______     ____
                                            109      .06        394      .23
                                         ______     ____     ______     ____
              Loans on nonaccrual
                status -
                 Commercial                  51      .03         42      .02
                 Real Estate:
                  Construction              313      .16        327      .19
                  Mortgage                  217      .11        268      .15
                 Consumer                    61      .03         61      .04
                                         ______     ____     ______     ____
                                            642      .33        698      .40
                                         ______     ____     ______     ____
              Total nonperforming loans     751      .39%     1,092      .63%
              Other real estate             351     ====         22     ====
              Repossessions                  90                 106
                                         ______              ______
              Total nonperforming assets $1,192              $1,220
                                         ======              ======

    The allowance for loan losses was 324.50% of nonperforming loans at September 30, 1997 compared to 211.26% of nonperforming loans at December 31, 1996. The September 30, 1997 balances of real estate, and consumer loans 90 days or more past due reflect two and seven loans, respectively, all of which are well secured and in the process of collection. The September 30, 1997 balances of commercial, real estate, and consumer loans on nonaccrual status reflect loans to two, five, and seven borrowers, respectively. Approximately $39,000 of the commercial loans on nonaccrual status at September 30, 1997 were 90% guaranteed by the Small Business Administration.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 1997 and 1996, which would have been recorded under the original terms those loans, was approximately $48,000 and $62,000 for the nine months ended September 30, 1997 and 1996, respectively. Approximately $24,000 and $16,000 was actually recorded as interest income on such loans for the nine months ended September 30, 1997 and 1996, respectively.

    The increase in other real estate from December 31, 1996 primarily reflects real estate which was acquired by the Company in lieu of foreclosure from a borrower in the construction business. Second quarter 1997 loan losses relating to that borrower were approximately $221,000.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 1997 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $4,789,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Approximately $2,948,000 of those loans represented commercial and real estate loans to a group of borrowers that operate in an industry that has experienced some adverse economic trends due to change in that industry's regulatory environment, and approximately $1,071,000 of those loans represented a commercial real estate development which has experienced cash flow problems. Management believes that the loans are well secured and all have performed according to their contractual terms during the first nine months of 1997. Another approximately $401,000 of the $4,789,000 of "impaired" loans represented commercial and real estate loans to a commercial retail operation that has experienced cash flow problems. The remainder of loans identified by management as being "impaired" reflected commercial loans to three borrowers totaling approximately $175,000, one real estate loan totaling approximately $40,000, and thirteen consumer loans totaling approximately $154,000. The average balance of "impaired" loans for the first nine months of 1997 was approximately $5,167,000. At September 30, 1997 the allowance for loan losses on impaired loans was $242,447 compared to $277,149 at December 31, 1996.

    As of September 30, 1997 approximately $1,728,000 of additional loans not included in the nonaccrual table or identified by management as being "impaired" were classified by management as having potential credit problems which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Of the $1,728,000 of "classified" loans at September 30, 1997, $185,000 represented three commercial loans; $1,202,000 represented eight real estate loans ranging in size from approximately $18,000 to $439,000; and $341,000 represented forty seven installment loans to individuals.

    Investments in debt and equity securities classified as available-for-sale increased $257,597 or 0.5% to $51,281,431 at September 30, 1997 compared to $51,023,834 at December 31, 1996. Investments classified as available-for-sale are carried at fair value. At December 31, 1996 the market valuation account for the available-for-sale investments of $24,875 decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $15,671 was reflected as a separate negative component of stockholders' equity. During 1997, the market valuation account was increased $126,648 to a positive balance of $101,773 to reflect the fair value of available-for-sale investments at September 30, 1997 and the net after tax increase resulting from the change in the market valuation adjustment of $79,788 increased the stockholders' equity component to a positive balance of $64,117 at September 30, 1997. The increase in fair value compared to amortized cost resulted from a decrease in current market rates from December 31, 1996 to September 30, 1997.

    Investments in debt securities classified as held-to-maturity increased $1,110,150 or 3.8% to $30,709,687 at September 30, 1997 compared to
$29,599,537 at December 31, 1996. Investments classified as held-to-maturity are carried at amortized cost. At September 30, 1997 the aggregate fair value of the Company's held-to-maturity investment portfolio was approximately $274,000 more than its aggregate carrying value. At December 31, 1996 the aggregate fair value of the held-to-maturity investment portfolio was approximately $60,000 more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $5,623,739 or 22.3% to $19,547,902 at September 30, 1997 compared to $25,171,641 at December 31, 1996.

    Premises and equipment increased $1,809,006 or 54.1% to $5,150,656 at September 30, 1997 compared to $3,341,650 at December 31, 1996. The increase reflected expenditures for premises and equipment of $2,078,897 less depreciation expense of $236,707 and a net loss on disposition of fixed assets of $33,184. The expenditures for premises and equipment reflected approximately $760,000 in construction costs for a permanent East Bank facility and approximately $1,117,000 in progress payments towards the renovation and expansion of the Company's main bank building located in downtown Jefferson City. During the third quarter of 1997 it was decided that the planned two story expansion project should be increased to three stories. The renovation and expansion project, which is expected to continue into 1998, is now anticipated to cost no more than $4,700,000.

    Total deposits increased $2,830,989 or 1.2% to $230,854,761 at September 30, 1997 compared to $228,023,772 at December 31, 1996 due to a $1,585,039
increase in demand deposits and a $1,245,950 increase in time deposits. The increase in demand deposits primarily reflected normal fluctuations. Average demand deposits decreased approximately 0.5% for the first nine months of 1997 compared to the first nine months of 1996. The increase in time deposits primarily reflected an increase in under $100,000 certificates of deposit which was offset in part by decreases in other areas.

    Securities sold under agreements to repurchase increased $10,105,168 to $22,408,559 at September 30, 1997 compared to $12,303,391 at December 31, 1996 due primarily to funds obtained from a local hospital, and the Missouri Department of Corrections.

    The increase in stockholders' equity reflects net income of $2,967,465 plus $79,788 in unrealized holding gains on investments in debt and equity securities available-for-sale, less dividends declared of $1,034,655.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1996.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.   Description

    2.1 Acquisition Agreement dated July 11, 1997, as amended August 25, 1997, by and among Exchange National Bancshares, Inc., ENBUSB Acquisition Company, Inc., Union State Bank & Trust of Clinton, Union State Bancshares, Inc., and certain shareholders of Union State Bancshares, Inc. (filed on November 7, 1997 as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 3, 1997 and incorporated herein by reference).

    2.2 Merger Agreement, dated as of October 22, 1997 by and between Union State Bancshares, Inc. and ENBUSB Acquisition Company, Inc. (filed on November 7, 1997 as Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 3, 1997 and incorporated herein by reference).

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

     27      Financial Data Schedule



(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the third quarter of 1997.

                                  SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    November 10, 1997                      Principal Executive Officer


                                        By /s/ Carl A. Brandenburg, Sr.
                                           ___________________________________
                                           Carl A. Brandenburg, Sr., Treasurer
    November 10, 1997                      and Chief Financial Officer

                       EXCHANGE NATIONAL BANCSHARES, INC.

                              INDEX TO EXHIBITS

                        September 30, 1997 Form 10-QSB


Exhibit No.  Description                                              Page No.

    2.1      Acquisition Agreement dated July 11, 1997, as amended
             August 25, 1997, by and among Exchange National
             Bancshares, Inc., ENBUSB Acquisition Company, Inc.,
             Union State Bank & Trust of Clinton, Union State
             Bancshares, Inc., and certain shareholders of Union
             State Bancshares, Inc. (filed on November 7, 1997 as
             Exhibit 2.1 to the Company's Current Report on Form
             8-K dated November 3, 1997 and incorporated herein
             by reference).                                              **

    2.2      Merger Agreement, dated as of October 22, 1997 by and
             between Union State Bancshares, Inc. and ENBUSB
             Acquisition Company, Inc. (filed on November 7, 1997
             as Exhibit 2.2 to the Company's Current Report on Form
             8-K dated November 3, 1997 and incorporated herein
             by reference).                                              **

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

     27      Financial Data Schedule                                     29



             **  Incorporated by reference.