Form 10KSB
period 1997-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 1998-03-30
CIK 893847

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to
     _________________.

                 Commission file number: 0-23636

                EXCHANGE NATIONAL BANCSHARES, INC.
          (Name of small business issuer in its charter)

          MISSOURI                         43-1626350
(State or other jurisdiction           (I.R.S. Employer of
incorporation or organization)         Identification No.)


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

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY
AMENDMENT TO THIS FORM 10-KSB. [   ]

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:
$25,473,127.

     THE AGGREGATE MARKET VALUE OF THE 550,215 SHARES OF VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK ON MARCH 17, 1998, IS $28,886,288. AS OF MARCH 17, 1998, THE ISSUER HAD
718,511 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE,
OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 1997 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [  ]
No [X]

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act").
Although Bancshares was incorporated under the laws of the State of Missouri on October 23, 1992, it did not engage in any business activity until April 7, 1993. On that date, it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association ("ENB") pursuant to a corporate reorganization involving an exchange of shares. In addition to its acquisition of ENB, on November 3, 1997 the Company acquired Union State Bancshares, Inc., a bank holding company registered under the BHC Act ("Union"), and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton, a Missouri trust company ("USB").

     The Company's principal executive offices are located at 132
East High Street, Jefferson City, Missouri 65101, and its telephone number is (573) 761-6100. Except as otherwise provided herein, references herein to "Bancshares" or the "Company" include Bancshares and its consolidated subsidiaries, and references herein to the "Banks" refer to ENB and USB.

DESCRIPTION OF BUSINESS

     BANCSHARES. Bancshares is a bank holding company registered under the BHC Act. The Company's activities currently are limited to ownership of the outstanding capital stock of ENB and Union, which in turn owns the outstanding capital stock of USB. In addition to ownership of its subsidiaries, Bancshares could seek expansion through acquisition and may engage in those activities (such as investments in banks or operations closely related to banking) in which it is permitted to engage under applicable law. It is not currently anticipated that Bancshares will engage in any business other than that directly related to its ownership of ENB, Union, USB or other financial institutions.

     On November 3, 1997, the Company acquired all of the issued and outstanding capital stock of Union. Union was incorporated under the laws of the State of Missouri on July 22, 1976 and owns all of the issued and outstanding capital stock of USB. The Company's acquisition of Union was effected through the merger of a wholly-owned acquisition subsidiary of the Company with and into Union, with Union thereupon becoming a wholly-owned subsidiary of the Company. As a result of the Company's direct ownership of ENB and its indirect ownership of USB, through Union, the Company is a two-bank holding company.

     UNION. Union is a bank holding company registered under the BHC Act. Union's activities currently are limited to ownership of the outstanding capital stock of USB. It is not currently anticipated that Union will engage in any business other than that directly related to its ownership of USB.

     ENB. ENB, located in Jefferson City, Missouri, was founded in 1865. ENB is the oldest bank in Cole County, and became a national bank in 1927. ENB has four banking offices: its principal office at 132 East High Street in Jefferson City's central business district; a facility at 217 West Dunklin near the city's south side business district; a facility at 3701 West Truman Boulevard adjacent to the Capitol Mall Shopping Center; and a facility at 800 Eastland Drive near the city's east side business district. See "Item 2. Description of Property".

     ENB is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     ENB's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law, and it is a member of the Federal Reserve System. ENB's operations are supervised and regulated by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the FDIC. A periodic examination of ENB is conducted by representatives of the OCC. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of ENB's common stock. See "Regulation Applicable to Bancshares and Union" and "Regulation Applicable to the Banks".

     USB. USB was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. USB converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. USB has five banking offices: its principal office at 102 North Second Street in Clinton, Missouri; a downtown Clinton facility located at 115 North Main Street; a facility at 1603 East Ohio in Clinton; a facility located at 4th and Chestnut in Osceola, Missouri; and a facility located on Route 54 in Collins, Missouri. See "Item 2. Description of Property".

     USB is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     USB's deposit accounts are insured by the FDIC to the extent provided by law. USB's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of USB are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of USB's common stock. See "Regulation Applicable to Bancshares and Union" and "Regulation Applicable to the Banks".

EMPLOYEES

     As of December 31, 1997, Bancshares and its subsidiaries had approximately 150 full-time and 23 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

COMPETITION

     Bank holding companies and their subsidiaries and affiliates encounter intense competition from nonbanking as well as banking sources in all of their activities. The Banks' competitors include other commercial banks, savings and loan associations, savings banks, credit unions and money market mutual funds. Savings and loan associations and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. As a result, these thrift institutions are expected to continue to offer increased competition to commercial banks in the future. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers.

     ENB experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole County. ENB's principal competition for deposits and loans comes from four other banks within its primary service area of Jefferson City and, to an increasing extent, six other banks in nearby communities. Based on publicly available information, management believes that ENB is the second largest (in terms of assets) of the banks within Cole County, behind only Central Trust Bank. The main competition for ENB's trust services is from other commercial banks, and in particular Central Trust Bank.

     The areas in which USB competes for deposits and loans are its primary service areas of Clinton, Collins and Osceola, Missouri and its secondary service area of the nearby communities in Henry and St. Clair counties. USB's principal competition for deposits and loans comes from eight other banks within its primary service area and, to an increasing extent, ten other banks in nearby communities. Based on publicly available information, management believes that USB is the largest (in terms of assets) of the banks within Henry and St. Clair counties. The main competition for USB's trust services is from the trust departments of other commercial banks in Kansas City.

REGULATION APPLICABLE TO BANCSHARES AND UNION

     GENERAL. Each of Bancshares and Union is a registered bank holding company within the meaning of the BHC Act, subject to the supervision of the Federal Reserve Board. Each of Bancshares and Union is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHC Act. Also, the Federal Reserve Board periodically examines both Bancshares and Union. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Banks, not shareholders of Bancshares or of Union.

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

     In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States to substantially lessen competition or to tend to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served. Bancshares and Union may from time to time acquire an interest in the voting stock or assets of other banks or financial institutions.

     LIMITATION ON CERTAIN ACTIVITIES. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in, any activity other than banking or managing or controlling banks, and any activity which the Federal Reserve Board determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In acting on an application to engage in such an activity, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. This consideration includes an evaluation of the financial and managerial resources of the applicant, including its subsidiaries, and any company to be acquired, and the effect of the proposed transaction on those resources.

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

     Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision. Currently ENB and USB are the only bank subsidiaries of Bancshares.

     A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit or the lease or sale of any property or the furnishing of services. Subsidiary banks of a bank holding company are also subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investment in the stock or other securities thereof, and on the taking of such stocks or securities as collateral for loans.

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

     The Federal Reserve Board issued a regulation which limits the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 50% of Tier 1 capital and, to the further extent that PCCRs, individually, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1997, neither Bancshares nor Union had MSRs or PCCRs. As of December 31, 1997, Bancshares had $1,964,000 of CDIs, $8,659,000 of goodwill and $885,000 of other identified intangible assets.

     The Federal Reserve Board's capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage
Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding company's Consolidated Financial Statements (FR Y-9C Report), minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) is required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage
Ratio of 3.0% plus an additional cushion of at least 100 to 200 basis points.

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

     Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading
portfolio.   This regulation applies to any bank or bank holding
company (i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more. General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve
Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve which categorizes individual instruments and then assesses a fixed capital charge. Until September, 1997, an institution that used an internal model to measure specific risk, rather than the standardized approach, was required to hold capital for specific risk at least equal to 50 percent of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. As of September, 1997, the Federal Reserve has eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

     The regulation supplements the existing credit risk-based capital standards by requiring an affected institution to adjust its risk-based capital ratio to reflect market risk. In measuring market risk, institutions may use Tier 3 capital to meet the market risk capital requirements. Tier 3 capital is subordinated debt that is unsecured, fully paid up, has an original maturity of at least 2 years, is not redeemable before maturity without the prior approval of the institution's supervisor, is subject to a lock-in clause that prevents the issuer from repaying the debt even at maturity if the issuer's capital ratio is, or with repayment, would become, less than the minimum 8% risk-based capital ratio, and does not contain and is not covered by any covenants, terms or restrictions that may be inconsistent with safe and sound banking practices.

     On December 31, 1997, each of Bancshares and Union was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Bancshares had a Tier 1 leverage ratio of 8.14% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 12.25% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 11.00% (compared with a minimum requirement of 4%), and Union had a Tier 1 leverage ratio of 11.59% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 14.96% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 13.70% (compared with a minimum requirement of 4%).

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

     Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a "deposit cap"), provided that such deposit limit does not discriminate against out-of-state bank holding companies. In 1995, Missouri enacted legislation that provides that a bank holding company whose bank subsidiaries were conducting business in state other than the state of Missouri as of January 1, 1995, may not charter de novo a bank or trust company under Missouri law or a national bank located in Missouri, and such bank holding company may not acquire any such bank or trust company or a national bank located in Missouri that has been in continuous existence for less than five years. This provisions was enacted to implement a state option permitting bank charter age requirements under the Riegle-Neal Act.
Missouri currently has a statewide deposit cap of 13%.

     The Riegle-Neal Act now permits affiliated banks in different states to act as agents for each other for purposes of receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliated bank is not considered a branch of the affiliated bank.

     Beginning on June 1, 1997, the Riegle-Neal Act authorized interstate branching by a merger of banks with different home states which results in a single bank with branches in both states. The Riegle-Neal Act gave states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gave states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorized banks to establish and operate de novo branches in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of June 1, 1997, approximately 44 states acted on the Riegle-Neal Act. Only two states, Texas and Montana, opted out. Seven states contiguous with Missouri's borders, Arkansas, Illinois, Iowa, Kentucky, Nebraska, Oklahoma and Tennessee, affirmatively "opted-in." Neither Missouri nor Kansas acted by June 1, 1997 to "opt-in" or "opt-out." Therefore, interstate branching of banks by merger is now permitted in Missouri and its contiguous states.

     Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank's total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch. If the ratio is 50 percent of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a "reasonable" effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

     MISSOURI BHC REGULATION. Under Missouri law, a bank holding company is prohibited from acquiring control over a bank or trust company which has its principal banking office in Missouri if such acquisition would cause the aggregate deposits held by all banks and trust companies in which such bank holding company has an interest to exceed 13% of the total deposits of banking and savings institutions in Missouri. Further, an acquisition by a bank holding company of control of a bank or trust company which has its principal banking office in Missouri requires approval of the Missouri Director of Finance. Neither such limitation applies, however, in situations where the acquisition was requested by the Missouri Director of Finance, the FDIC or the Federal Reserve Board in order to protect the public interest against the failure or probable failure of a bank or trust company.

REGULATION APPLICABLE TO THE BANKS

     GENERAL. As a national bank, ENB is subject to regulation and examination primarily by the OCC. ENB is also regulated by the Federal Reserve Board and the FDIC. As a Missouri state bank, USB is subject to regulation and examination by the Missouri Division of Finance and the FDIC. Regulation by these agencies is designed to protect depositors of ENB and USB rather than shareholders of Bancshares. Each of the OCC and the FDIC has the authority to issue cease and desist orders if it determines that activities of ENB or USB, respectively, represent unsafe and unsound banking practices or violations of law. In addition, the OCC and FDIC are empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

     REGULATORY CAPITAL REQUIREMENTS. The OCC and the FDIC have adopted minimum capital requirements applicable to national banks and state non-member bank, respectively, which are substantially similar to the capital adequacy guidelines established by the Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

     On December 31, 1997, ENB was in compliance with all of the OCC's minimum capital requirements. On such date ENB had a Tier 1 Leverage Ratio of 11.88% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 17.90% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 16.69% (compared with a minimum requirement of 4%).

     On December 31, 1997, USB was in compliance with all of the FDIC's minimum capital requirements. On such date USB had a Tier 1 Leverage Ratio of 7.65% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 14.85% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 13.60% (compared with a minimum requirement of 4%).

     CLASSIFICATION OF BANKS.  Federal banking laws classify
financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC and
FDIC regulations, a bank is deemed to be (i) "well capitalized"
if it has a total risk-based capital ratio of 10% or greater, a
Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4%
or greater and a Tier 1 leverage ratio of 4% or greater (or a
Tier 1 leverage ratio of 3% or greater, if the bank has a CAMEL rating of 1), (iii) "undercapitalized" if it has a total
risk-based capital ratio that is less than 8%, a Tier 1
risk-based capital ratio that is less than 4% or a Tier 1
leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMEL rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a
Tier 1 leverage ratio that is equal to or less than 2%.   Federal
banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, ENB was a well capitalized institution as of December 31, 1997, and under FDIC regulations, USB was a well capitalized institution as of December 31, 1997.

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

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of ENB and USB are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, ENB and USB are required to pay annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 1998, both ENB's and USB's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

     In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on Savings Association Insurance Fund-assessable deposits and BIF-assessable deposits. These assessments are scheduled to remain in effect from January 1, 1997 through December 31, 1999. As of January 1, 1998, the annual assessment rate applicable to both ENB and USB was approximately 1.256 basis points of its assessable deposits.

     INTEREST RATES. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations, in conjunction with national monetary and fiscal policies that affect the interest rates paid by banks on deposits and borrowings, have resulted in reductions of net interest margins on certain classes of loans. Such circumstances may recur in the future, although the trend of recent federal and state legislation has been to eliminate restrictions on the rates of interest which may be charged on some types of loans and to allow maximum rates on other types of loans to be determined by market factors.

     LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, under federal law the maximum amount that a national bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1997, ENB's lending limit under this regulation was approximately $5,400,000, and its current largest loan to one borrower (aggregate loans to the borrower and its related entities) was approximately $6,375,000. In January 1998, ENB sold $1,200,000 of this relationship to another financial institution so as to comply with the loan to one borrower limitation.

     Missouri banking law imposes restrictions on a state-chartered bank's lending activities. According to Missouri law, the maximum amount that a bank may lend to any one person or entity is limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state. These restrictions have some exceptions. As of December 31, 1997, USB's lending limit under this law was approximately $1,896,000, and its current largest loan to one borrower was approximately $1,280,000.

     PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. These laws and related regulations are applicable to ENB. ENB has obtained approval from the OCC to pay up to $5,553,900 in dividends to Bancshares in 1998, although no assurances can be given that such dividends will be declared.

     USB, as a state non-member bank, is subject to the dividend restrictions set forth by Missouri law and the FDIC. Under the FDIA, a FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Missouri banking law prohibits the declaration of a dividend if the bank has not made good any existing impairment of its capital. These laws and related regulations are not expected to have a material effect upon USB's current dividend policies.

     COMMUNITY REINVESTMENT ACT.  On May 4, 1995, the Federal
Reserve Board, the FDIC and the OCC adopted regulations relating to the Community Reinvestment Act (the "CRA"). The purpose of the CRA regulations is to establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods, and to provide that the agencies' assessment shall be taken into account in reviewing certain applications. The regulations seek to emphasize an institution's performance rather than the process, to promote consistency in evaluation of institutions, and to eliminate unnecessary reporting burdens. The regulations replace the previous twelve assessment factors for large banks with three tests: (i) a lending test, (ii) a service test, and (iii) an investment test. While documentation requirements have been substantially reduced, the safe harbors from CRA protest have also been eliminated.

     OTHER REGULATORY LIMITATIONS. Bancshares, Union and the Banks are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which ENB or USB may make to Bancshares, Union or to third parties, secured by securities or obligations of Bancshares or Union, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     Each of ENB and USB are also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

     BANKING ACTIVITIES. The investments and activities of ENB are subject to substantial regulation by the OCC and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, the types of interest bearing deposit accounts which they can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

     The Missouri Division of Finance and the FDIC regulate or monitor all areas of USB's operations, including capital requirements; issuance of stock; declaration of dividends; interest rates; deposits; record keeping; establishment of branches; acquisitions; mergers; loans; investments; borrowing; security requirements, devices and procedures; employee responsibility and conduct; and directors and affiliates. The Missouri Division of Finance also limits the issuing of capital notes or debentures, holding of real estate and personal property and requires USB to maintain a certain ratio of reserves against deposits.

MONETARY POLICY AND ECONOMIC CONDITIONS

     The principal sources of funds essential to the business of banks and bank holding companies are deposits, shareholders' equity and borrowed funds. The availability of these various sources of funds and other potential sources such as preferred stock or commercial paper, and the extent to which they are utilized, depends on many factors, the most important of which are the monetary policies of the Federal Reserve Board and the relative costs of different types of funds.

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

     ENB and USB are subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $47.8 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $47.8 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $4.7 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1997, ENB was required to maintain a reserve balance of $1,723,000, and USB was required to maintain a reserve balance of $935,000.

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

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and ENB, USB, Union and Bancshares in particular.

     The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2. DESCRIPTION OF PROPERTY.

     Bancshares and Union neither own nor lease any property.

     The principal offices of Bancshares and ENB are located at 132 East High Street in the central business district of Jefferson City, Missouri. The building, which is owned by the Bank, is a three-story structure constructed in 1927. It has approximately 14,000 square feet of usable office space, all of which is currently used for the Bank's operations. Although management believes that the condition of this building presently is minimally adequate for the Bank's business, an expansion and renovation of this facility is underway as of the date of this report in order to better serve ENB's customers. It is anticipated that the cost of this facility's renovation and expansion will not exceed $5,000,000 and that work on this facility's renovation and expansion will be completed in the first quarter of 1999. Management believes that this facility is adequately covered by insurance.

     ENB also owns a branch banking facility at 3701 West Truman Boulevard in Jefferson City. This facility has approximately 21,000 square feet of usable office space, all of which is used for ENB operations, and has full drive-in facilities. ENB owns a second branch banking facility, which is located at 217 West Dunklin Street in Jefferson City. This facility is a one-story building which has approximately 2,400 square feet of usable office space, all of which is used for ENB operations. In addition, ENB has established a branch banking facility at 800 Eastland Drive in Jefferson City with approximately 4,100 square feet of usable office space. Management believes that the condition of these banking facilities presently is adequate for ENB's business and that these facilities are adequately covered by insurance.

     The principal offices of Union and USB are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by USB, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for UBS's operations. USB also owns four branch banking facilities. A downtown Clinton branch is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable office space, all of which is used in USB operations. USB owns a second branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a one-story building which has approximately 5,760 square feet of usable office space, all of which is used for USB operations. USB has one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for USB operations. Finally, USB has an approximately 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. Management believes that the condition of these banking facilities presently is adequate for USB's business and that these facilities are adequately covered by insurance.

     The Banks invest in all types of real estate mortgages, including mortgages on single family dwellings, multi-family dwellings, office buildings, unimproved land and land development loans. The limits of the Banks' investment in real estate mortgages is directed by guidelines contained in the respective Bank's loan policy. Changes in this policy do not require a vote of the security holders. It is the policy of each of the Banks to invest in real estate mortgages primarily for income. In regard to investment in real estate mortgages, the Banks intend to originate and service real estate mortgages but do not intend to warehouse those mortgages for possible capital gains. The turnover of the respective real estate mortgage portfolios of the Banks is greatly dependent upon interest rate trends but generally turns at a moderate level.

ITEM 3.  LEGAL PROCEEDINGS.

     None of Bancshares, Union or the Banks is involved in any material pending legal proceedings, other than routine litigation incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the year ended December 31, 1997.

                             PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in Bancshares' 1997 Annual Report to Shareholders.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the captions "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Bancshares' 1997 Annual Report to Shareholders.

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

     ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKET AREA. The profitability of the Company is dependant on the profitability of its banking subsidiaries, The Exchange National Bank of Jefferson City and Union State Bank and Trust of Clinton, which are banks operating out of central Missouri. The Banks' financial conditions are affected by fluctuations in the economic conditions prevailing in that portion of Missouri in which the Banks' banking operations are located. Accordingly, the financial conditions of both the Banks and the Company would be adversely affected by deterioration in the general economic and real estate climate in the State of Missouri. The Banks' business is also subject to fluctuations in interest rates, national and local economic conditions, monetary and regulatory policies and consumer and institutional confidence in the Banks. The fluctuations are neither predictable nor controllable and may have materially adverse consequences upon the operations and financial condition of the Banks and the Company in the future even if other favorable events occur.

     IMPORTANCE OF NET INTEREST INCOME AND SUSCEPTIBILITY TO CHANGES IN INTEREST RATES. The primary source of earnings for the Banks and the Company is net interest income, which is the difference between interest and fees earned on loans and other interest-earning assets, and the interest paid on deposits and other interest-bearing liabilities. There may be a difference between the amount of interest-earning assets scheduled to reprice in any given period and the amount of interest-bearing liabilities scheduled to reprice over the same time. Any difference can create a lag between the time it takes the rate the bank earns interest to respond to market fluctuations and the time it takes the rate the bank incurs interest costs to respond to market fluctuations, and vice-versa. Because of these "interest sensitivity gaps," the amount of net interest income may be affected by fluctuations in the interest rate.

     ASSET QUALITY AND LENDING RISKS. Success in the banking industry largely depends on the quality of loans and other assets. The Banks' loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Banks' failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Banks and the Company. There is a degree of credit risk associated with any lending activity. The Company attempts to minimize its credit risk through loan diversification. Although the Company's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central Missouri area and the level of non-performing assets is heavily dependant upon local conditions. See "Economic Conditions in the Company's Primary Market Area." There can be no assurance that the level of the Company's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Banks and the Company.

     PROVISIONS FOR POSSIBLE LOAN LOSSES. The Company makes a provision for loan losses based upon management's analysis of potential losses in the loan portfolio and consideration of prevailing economic conditions. The Company may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. See "Asset Quality and Lending Risks." Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Company's loan portfolio, provision for loan losses, and real estate acquired by foreclosure. Such agencies may require the Company to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for possible loan losses, whether required as a result of regulatory review or initiated by the Company itself, may materially alter the financial outlook of the Banks and the Company.

     COMPETITION IN THE COMPANY'S MARKET AREA. The Banks experience substantial competition for deposits and loans within the Banks' service areas. The Banks' competitors include other commercial banks, savings and loan associations, savings banks, credit unions and money market mutual funds. Savings and loan associations and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. As a result, these thrift institutions are expected to continue to offer increased competition to commercial banks in the future. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. An increase in the intensity of competition from other banks in the central Missouri market could have a materially adverse impact on the operations and financial condition of the Banks and the Company.

     REGULATION. Banks and bank holding companies such as the Company are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a materially adverse effect on the operations and financial condition of the Banks and the Company.

     IMPORTANCE OF EXECUTIVE OFFICERS. The success of the Banks and the Company has been largely dependant on the efforts of Donald Campbell, James Smith and David Turner and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Messrs. Campbell, Smith or Turner, or any of the other key executive officers could have a materially adverse effect on the Banks and the Company.

     YEAR 2000 COMPLIANCE. Each Bank's Year 2000 committee has developed and presented to its respective Board of Directors its action plan for Year 2000 compliance with the objective of insuring that all computerized systems and software programs are capable of functioning in the next century. The Company anticipates that the incremental cost of ensuring that its computer systems are Year 2000 compliant may be significant but is not anticipated to be material to its business, financial condition or results of operations. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a materially adverse effect on the Banks and the Company.

     ADDITIONAL FACTORS. Additional risks and uncertainties that may affect the future results of operations, financial condition or business of the Banks and the Company include, but are not limited to: (i) the ability to keep pace with technological change including developing and implementing technological advances timely and cost-effectively in order to provide better service and remain competitive; (ii) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the Banks or the Company; and (iii) changes in accounting policies and practices.

ITEM 7.  FINANCIAL STATEMENTS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Bancshares' 1997 Annual Report to Shareholders.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Officers and Compensation--Executive Officers," and
(iv) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive

Officers and Compensation--Executive Compensation," (ii) the information under the caption "Executive Officers and Compensation--Profit-Sharing Trust," (iii) the information under the caption "Executive Officers and Compensation--Pension Plan," and (iv) the information under the caption "Election of Directors--Compensation of Directors", in each case, in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     1. The following consolidated financial statements of the Company and reports of the Company's independent auditors, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 under the caption "Consolidated Financial Statements", are incorporated by reference in Item 7 to this report:

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December
               31, 1997 and 1996.

               Consolidated Statements of Income for each of the years ended December 31, 1997, 1996, and 1995.

               Consolidated Statements of Stockholders'
               Equity for each of the years ended December
               31, 1997, 1996, and 1995.

               Consolidated Statements of Cash Flows for each of the years ended December 31, 1997, 1996, and 1995.

               Notes to Consolidated Financial Statements.

     2.   Exhibits:

Exhibit No.         Description

   3.1    Articles of Incorporation of the Company (filed as
          Exhibit 3(a) to the Company's Registration Statement on
          Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

   3.2    Bylaws of the Company.

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

   10.3 The Exchange National Bank of Jefferson City Retirement Trust, as amended and restated (filed as Exhibit 10(c) to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).*

   10.3.1 Amendment to The Exchange National Bank of Jefferson City Retirement Trust, dated April 21, 1993 (filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993 as Exhibit 10.3.1 and incorporated herein by reference).*

   10.4 Employment Agreement, dated November 3, 1997, between the Registrant and James E. Smith.*

   13     The Registrant's 1997 Annual Report to Shareholders
          (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-KSB shall be deemed to be filed with the Commission).

    21    List of Subsidiaries.

    27    Financial Data Schedule.
_______________________
* Management contracts or compensatory plans or arrangements required to be identified by Item 13(a).

     (b)  Reports on Form 8-K.

     1. A Form 8-K was filed by the Company on November 11, 1997 under Item 2 announcing the Company's acquisition of Union and USB. An audited consolidated balance sheet as of December 31, 1996 and related consolidated statements of income, stockholders' equity and cash flows for Union for the year then ended and an unaudited consolidated balance sheet as of September 30, 1997 and related consolidated statements of income and cash flows for Union for the nine months ended September 30, 1997 and 1996 were filed as an exhibit to the Form 8-K.

     2. A Form 8-K/A was filed by the Company on January 2, 1998 under Item 2 to file the required pro forma financial statements in connection with the Company's acquisition of Union and USB. An unaudited pro forma consolidated condensed balance sheet as of September 30, 1997 and unaudited pro forma consolidated statements of income for the nine months ended September 30, 1997 and for the year ended December 31, 1996 were filed as an exhibit to the Form 8-K/A.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXCHANGE NATIONAL BANCSHARES, INC.


Dated:  March 24, 1998       By /s/ Donald L. Campbell
                                 Donald L. Campbell, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                    Signature and Title

March 24, 1998                    /s/ Donald L. Campbell
                                   Donald L. Campbell, President
                                   and Chairman of the Board of
                                   Directors (Principal Executive
                                   Officer)

March 24, 1998                    /s/ Carl A. Brandenburg, Sr.
                                   Carl A. Brandenburg, Sr.,
                                   Treasurer and Chief Financial
                                   Officer (Principal Financial
                                   Officer and Principal
                                   Accounting Officer)

March 24, 1998                    /s/ David T. Turner
                                   David T. Turner, Director

March 24, 1998                    /s/ James R. Loyd
                                   James R. Loyd, Director

March 24, 1998                    /s/ Charles G. Dudenhoeffer, Jr.
                                   Charles G. Dudenhoeffer, Jr.,
                                   Director

March 24, 1998                    /s/ David R. Goller
                                   David R. Goller, Director

March 24, 1998                    /s/ Philip D. Freeman
                                   Philip D. Freeman, Director

March 24, 1998                    /s/ Kevin L. Riley
                                   Kevin L. Riley, Director

March 24, 1998                    /s/ James E. Smith
                                   James E. Smith, Director

                          EXHIBIT INDEX


Exhibit No.                   Description                Page No.

   3.1    Articles of Incorporation of the Company          **
          (filed as Exhibit 3(a) to the Company's
          Registration on Form S-4 (Registration No.
          33-54166) and incorporated herein by
          reference).

   3.2    Bylaws of the Company.                            __

   4      Specimen certificate representing shares of       **
          the Company's  $1.00 par value common stock
          (filed as Exhibit 4 to the Company's
          Registration Statement on Form S-4
          (Registration No. 33-054166 and incorporated herein by reference).

   10.1   The Exchange National Bank of Jefferson City      **
          Profit Sharing Trust Agreement, as amended and restated (filed with the Registrant's
          Annual Report on Form 10-KSB for the year ended December 31, 1994 as Exhibit 10.1 and incorporated herein by reference).*

   10.2   Retirement Plan for Employees of The Exchange     **
          NationalBank of Jefferson City, as amended and restated (executed October 18, 1995)
          (filed with the Registrant's Annual Report on
          Form 10-KSB for the year ended December 31, 1995 as Exhibit 10.2 and incorporated herein by reference).*

   10.3   The Exchange National Bank of Jefferson City      **
          Retirement Trust, as amended and restated
          (filed as Exhibit 10(c) to the Company's
          Registration Statement on Form S-4
          (Registration No. 33-54166) and incorporated herein by reference).*

   10.3.1 Amendment to The Exchange National Bank of        **
          Jefferson City Retirement Trust, dated April
          21, 1993 (filed with the Registrant's Annual
          Report on Form 10-KSB for the year ended
          December 31, 1993 as Exhibit 10.3.1 and
          incorporated herein by reference).*

   10.4   Employment Agreement, dated November 3, 1997,     __
          between the Registrant and James E. Smith.*

Exhibit No.                   Description                Page No.

   13     The Registrant's 1997 Annual Report to            __
          Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-KSB shall be deemed to be filed with the Commission)

   21     List of Subsidiaries                              __

   27     Financial Data Schedule.                          __
_______________________
*    Management contracts or compensatory plans or
     arrangements required to be identified by Item 13(a).
**   Incorporated by reference from previous filings.