Form 10-Q
period 1998-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 1998-05-14
CIK 893847

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 1998
                                                                              or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from______________to_________________________

                 Commission File Number: 0-23636

                 EXCHANGE NATIONAL BANCSHARES, INC.
      (Exact name of registrant as specified in its charter)

               Missouri                             43-1626350
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

       132 East High Street, Jefferson City, Missouri 65101
       (Address of principal executive offices)          (Zip Code)

                          (573) 761-6100
       (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes     [ ] No

    As of May 1, 1998, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

                        Page 1 of 23 pages
               Index to Exhibits located on page 22

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                  March 31,       December 31,
                                                     1998              1997
                                                 ____________     ____________
ASSETS
Loans, net of unearned income:
  Commercial                                     $ 91,337,804       90,543,151
  Real estate -- construction                      18,760,000       33,947,000
  Real estate -- mortgage                         122,402,677      110,011,844
  Consumer                                         43,590,498       44,197,904
                                                 ____________     ____________
                                                  276,090,979      278,699,899
  Less allowance for loan losses                    4,108,738        3,914,383
                                                 ____________     ____________
      Loans, net                                  271,982,241      274,785,516
                                                 ____________     ____________
Investments in debt and equity securities:
  Available-for-sale, at estimated market value    70,689,078       78,423,285
  Held-to-maturity, estimated market value
    of $49,513,220 at March 31, 1998 and
    $38,046,500 at December 31, 1997               49,146,050       37,733,903
                                                 ____________     ____________
      Total investments in debt
        and equity securities                     119,835,128      116,157,188
                                                 ____________     ____________

Federal funds sold                                 31,025,000       17,175,000
Cash and due from banks                            18,467,985       17,177,050
Premises and equipment                              9,309,842        8,654,712
Accrued interest receivable                         3,819,940        4,067,232
Intangible assets                                  11,499,540       11,508,482
Other assets                                        1,118,689        1,167,014
                                                 ____________     ____________
                                                 $467,058,365      450,692,194
                                                 ============     ============

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)

                                                  March 31,      December 31,
                                                    1998             1997
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 47,633,983       50,139,102
Time deposits                                    314,803,070      310,247,693
                                                ____________     ____________
      Total deposits                             362,437,053      360,386,795
Securities sold under agreements to repurchase    36,923,247       21,493,587
Interest-bearing demand notes to U.S. Treasury       778,048        3,663,581
Other borrowed money                              17,600,568       17,603,568
Accrued interest payable                           2,496,754        2,410,635
Deferred tax liability                               310,546          289,340
Other liabilities                                  2,547,689        1,737,086
                                                ____________     ____________
      Total liabilities                          423,093,905      407,584,592
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Undivided profits                               41,774,553       40,986,755
  Accumulated other comprehensive income -
    unrealized holding gains on investments
    in debt and equity securities
    available-for-sale                               189,907          120,847
                                                ____________     ____________
      Total stockholders' equity                  43,964,460       43,107,602
                                                ____________     ____________
                                                $467,058,365      450,692,194
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)


                               Three Months Ended
                                   March 31,
                            _______________________
                                1998        1997
                            ___________ ___________
Interest income             $ 8,093,756   5,241,570

Interest expense              4,423,528   2,532,814
                            ___________ ___________
Net interest income           3,670,228   2,708,756

Provision for loan losses       172,500     125,000
                            ___________ ___________
Net interest income after
  provision for loan losses   3,497,728   2,583,756

Noninterest income              701,839     435,179

Noninterest expense           2,487,969   1,517,357
                            ___________ ___________
Income before
  income taxes                1,711,598   1,501,578

Income taxes                    564,545     486,000
                            ___________ ___________
Net income                  $ 1,147,053   1,015,578
                            =========== ===========

Basic earnings per share          $1.60        1.41
                                  =====       =====

Dividends per share:

   Declared                       $0.50        0.44
                                  =====       =====

   Paid                           $0.50        0.44
                                  =====       =====

See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   __________________________
                                                       1998           1997
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 1,147,053      1,015,578
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          172,500        125,000
    Depreciation expense                               133,343         73,489
    Net amortization of debt securities
     premiums and discounts                             52,683         32,103
    Amortization of intangible assets                  208,942         10,667
    Decrease (increase) in
     accrued interest receivable                       247,292       (243,442)
    Decrease (increase) in other assets               (151,675)       163,601
    Increase in accrued interest payable                86,119         32,514
    Increase in other liabilities                      791,250        567,779
    Net securities (gains) losses                       (6,491)         2,813
    Other, net                                         129,243        (43,263)
  Origination of mortgage loans for sale           (19,328,390)    (4,151,379)
  Proceeds from the sale of mortgage loans
   held for sale                                    19,328,390      4,151,379
                                                   ___________    ___________
     Net cash provided by operating activities       2,810,259      1,736,839
                                                   ___________    ___________
Cash flows from investing activities:
  Net decrease (increase) in loans                   2,199,205    (10,337,584)
  Purchases of available-for-sale debt securities   (4,690,922)    (3,517,427)
  Purchases of held-to-maturity debt securities    (18,721,051)    (2,992,180)
  Proceeds from sales of available-for-sale
   debt securities                                        --          362,915
  Proceeds from maturities of debt securities:
   Available-for-sale                                6,057,503      1,614,524
   Held-to-maturity                                  6,725,852      1,504,401
  Proceeds from calls of debt securities:
   Available-for-sale                                6,455,029        125,000
   Held-to-maturity                                    559,076      1,000,000
  Purchases of premises and equipment                 (788,473)      (357,886)
  Proceeds from sales of other real estate
   owned and repossessions                             302,327        598,658
                                                   ___________    ___________
     Net cash used in
       investing activities                         (1,901,454)   (11,999,579)
                                                   ___________    ___________

Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   __________________________
                                                       1998           1997
                                                   ___________    ___________
Cash flows from financing activities:
  Net increase (decrease) in demand deposits        (2,505,119)     2,811,148
  Net increase (decrease) in interest-bearing
   transaction accounts                              4,323,908       (272,138)
  Net increase in time deposits                        231,469        345,385
  Net increase in securities sold
   under agreements to repurchase                   15,429,660      7,745,128
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                    (2,885,533)       474,021
  Proceeds from Federal Home Loan Bank borrowings    2,800,000
  Repayment of bank debt                            (2,507,932)
  Repayment of other borrowed funds                   (295,068)
  Cash dividends paid                                 (359,255)      (316,144)
                                                   ___________    ___________
     Net cash provided by
       financing activities                         14,232,130     10,787,400
                                                    ___________    ___________

     Net increase in cash and cash equivalents      15,140,935        524,660
Cash and cash equivalents, beginning of period      34,352,050     25,171,641
                                                   ___________    ___________
Cash and cash equivalents, end of period           $49,492,985     25,696,301
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid (received) during period for:
   Interest                                        $ 4,337,409      2,500,300
   Income taxes                                        (16,054)        25,113
  Other real estate and repossessions
   acquired in settlement of loans                     447,470        574,615

       See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

            Three Months Ended March 31, 1998 and 1997

    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB) and Union State Bancshares, Inc.(Union) which owns 100% of Union State Bank and Trust of Clinton (USB). Bancshares acquired ENB on April 7, 1993. The acquisition of ENB represented a combination of entities under common control and accordingly, was accounted for in a manner similar to a pooling of interests. Bancshares acquired Union on November 3, 1997. The acquisition of Union was accounted for as a purchase transaction. Accordingly, the results of operations of Union have been included in the condensed consolidated financial statements since acquisition. A summary of unaudited pro forma combined financial information for the three months ended March 31, 1997 for Bancshares and Union as if the transaction had occurred on January 1, 1997 is as follows:

                                              Three Months Ended
                                                March 31, 1997
             Net interest income            $  3,451,294
             Net income                          851,165
             Earnings per share                   1.18

     Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, on December 31, 1997. Due to the fact Bancshares has no dilutive instruments, basic earnings per share and dilutive earnings per share are equal. Earnings per share is computed by dividing net income by 718,511, the weighted average number of common shares outstanding during the three month periods ended March 31, 1998 and 1997.

    On January 1, 1998 Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three-month periods ended March 31, 1998 and 1997, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1998 and 1997 is summarized as follows:

                                                   Three Months Ended
                                                       March 31,
                                                _______________________
                                                    1998        1997
                                                 ___________  __________
     Net income                                 $ 1,147,053   1,015,578
     Other comprehensive income:
        Net unrealized holding gains
          (losses) on investments in debt
          and equity securities
          available-for-sale                         73,149    (144,553)
        Adjustment for net securities (gains)
          losses realized in net income, net
          of applicable income taxes                 (4,089)      1,772

        Total other comprehensive income             69,060    (142,781)
                                                ___________  __________
       Comprehensive income                     $ 1,216,113     872,797
                                                ===========  ==========

    The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1997 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-KSB for the year ended December 31, 1997 as
Exhibit 13.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



    Net income for the three months ended March 31, 1998 of $1,147,000 increased $131,000 when compared to the first quarter of 1997. Earnings per common share for the first quarter of 1998 of $1.60 increased 19 cents or 13.5% when compared to the first quarter of 1997. The inclusion of Union's results in the first quarter of 1998 contributed approximately $145,000 to the increase in consolidated net income.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months
                                                   Ended
                                                 March 31,
                                              _______________
                                               1998    1997
                                              _______ _______
    Interest income                           $ 8,094   5,242
    Fully taxable equivalent (FTE) adjustment     151      96
                                              _______ _______
    Interest income (FTE basis)                 8,245   5,338
    Interest expense                            4,423   2,533
                                              _______ _______
    Net interest income (FTE basis)             3,822   2,805
    Provision for loan losses                     173     125
                                              _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              3,649   2,680
    Noninterest income                            702     435
    Noninterest expense                         2,488   1,517
                                              _______ _______
    Earnings before income taxes
       (FTE basis)                              1,863   1,598
                                              _______ _______
    Income taxes                                  565     486
    FTE adjustment                                151      96
                                              _______ _______
    Income taxes (FTE basis)                      716     582
                                              _______ _______
    Net income                                $ 1,147   1,016
                                              ======= =======


     Net interest income on a fully taxable equivalent basis increased $1,017,000 or 36.3% to $3,822,000 or 3.67% of average earning assets for the first quarter of 1998 compared to $2,805,000 or 4.20% of average earning assets for the same period of 1997. The provision for possible loan losses for the three months ended March 31, 1998 was $173,000 compared to $125,000 for the same period of 1997.

   Noninterest income and noninterest expense for the three month periods ended March 31, 1998 and 1997 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                           March 30,       Increase (decrease)
                                        ________________   __________________
                                         1998     1997      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   233      171         62     36.3 %
   Trust department income                  187       28        159    567.9
   Mortgage loan servicing fees              95       76         19     25.0
   Gain on sales of mortgage loans           87       22         65    295.5
   Net gain (loss) on sales and calls
    of debt securities                        6       (3)         9    300.0
   Credit card fees                          35       98        (63)   (64.3)
   Other                                     59       43         16     37.2
                                        _______  _______    _______
                                        $   702      435        267     61.4 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 1,342      866        476     55.0 %
   Occupancy expense                        117       72         45     62.5
   Furniture and equipment expense          204      120         84     70.0
   FDIC insurance assessment                 17        7         10    142.9
   Advertising and promotion                 58       35         23     65.7
   Postage, printing, and supplies          146       71         75    105.6
   Legal, examination, and
      professional fees                      68       69         (1)    (1.4)
   Credit card expenses                      23       83        (60)   (72.3)
   Credit investigation and loan
      collection expenses                    42       32         10     31.3
   Amortization of intangible assets        209       11        198   1800.0
   Other                                    262      151        111     73.5
                                        _______  _______    _______
                                        $ 2,488    1,517        971     64.0 %
                                        =======  =======    =======

    Noninterest income increased $267,000 or 61.4% to $702,000 for the first quarter of 1998 compared to $435,000 for the same period of 1997. Approximately $129,000 or 48% of the increase in noninterest income reflected the inclusion of Union's results in the first quarter of 1998. The remainder of the increase primarily reflected an increase in trust department income at ENB, which included an unusually large estate distribution fee. Gains on sales of mortgage loans increased $65,000 or 295.5% due to a increase in volume of loans originated and sold to the secondary market from approximately $4,151,000 for the first quarter of 1997 to approximately $19,328,000 for the first quarter of 1998. The $63,000 or 64.3% decrease in credit card fees reflected ENB's decision to change its merchant credit card operations provider which also resulted in a significant decrease in credit card expenses.

    Noninterest expense increased $971,000 or 64.0% to $2,488,000 for the first quarter of 1998 compared to $1,517,000 for the first quarter of 1997. Approximately $795,000 or 82% of the total increase in noninterest expense reflected the inclusion of Union's results in the first quarter of 1998. The remaining $176,000 represents an 11.6% increase in noninterest expense as compared to the first quarter of 1997 and primarily related to increased salaries and employee benefits. Excluding the increase attributable to Union, salaries and employee benefits increased $145,000 or 16.7% compared to the first quarter of 1997.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.0% for the first quarter of 1998 compared to 32.4% for the first quarter of 1997. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.4% for the first quarter of 1998 and 36.4% for the first quarter of 1997.


NET INTEREST INCOME

    The increase in fully taxable equivalent net interest income for the three month period ended March 31, 1998 compared to the same period in 1997 primarily reflects the inclusion of Union's results in the first quarter of 1998, net of interest expense on debt issued in connection with the acquisition of Union. Approximately $950,000 or 93% of the total increase in fully taxable equivalent net interest income reflected Union's net interest income, net of acquisition debt interest expense.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 1998 and 1997.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                           March 31, 1998                March 31, 1997
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 89,896     $1,959   8.84%  $ 41,936      $ 931   9.00%
 Real estate           142,024      3,051   8.71    100,819      2,172   8.74
 Consumer               44,137        964   8.86     34,169        776   9.21
 Money market/3/          --         --      --       1,307         17   5.28
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             91,689      1,394   6.17     64,600        963   6.05
  State and municipal   27,300        503   7.47     16,930        326   7.81
  Other                  1,536         26   6.86      2,309         40   7.03
Federal funds sold      25,758        341   5.37      8,578        112   5.30
Interest-bearing
 deposits                  305          7   9.31         63          1   6.44
                      ________     ______          ________     ______
  Total interest
   earning assets      422,645      8,245   7.91    270,711      5,338   8.00
All other assets        41,077                       18,023
Allowance for loan
 losses                 (4,015)                      (2,322)
                      ________                     ________
  Total assets        $459,707                     $286,412
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                           March 31, 1998                March 31, 1997
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______

LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 56,216      $ 356   2.57%  $ 28,739     $  188   2.65%
Savings                 33,978        306   3.65     22,927        225   3.98
Money market            39,332        381   3.93     32,446        334   4.17
Deposits of
 $100,000 and over      28,216        385   5.53     14,066        189   5.45
Other time deposits    158,340      2,218   5.68     98,735      1,398   5.74
                      ________     ______          ________     ______
  Total time deposits  316,082      3,646   4.68    196,913      2,334   4.81
Securities sold under
 agreements to
 repurchase             31,772        442   5.64     15,686        190   4.91
Interest-bearing demand
 notes to U.S. Treasury    606         14   9.37        702          9   5.20
Federal Home Loan Bank
 advances and other
 short-term borrowings   5,287         80   6.14       --          --     --
Long-term debt          13,763        241   7.10       --          --     --
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         367,510      4,423   4.88    213,301      2,533   4.82
                                   ______                       ______
Demand deposits         44,284                       30,152
Other liabilities        4,254                        1,895
                      ________                     ________
  Total liabilities    416,048                      245,348
Stockholders' equity    43,659                       41,064
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $459,707                     $286,412
                      ========                     ========
Net interest income                $ 3,822                      $ 2,805
                                   =======                      =======
Net interest margin/5/                      3.67%                        4.20%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $151,000 in 1998 and $96,000 in 1997.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.
/5/ Net interest income divided by average total interest earning assets.

   The following table presents, on a fully taxable equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

(Dollars expressed in thousands)
                                         Three Months Ended March
                                         31, 1998 Compared to Three
                                        Months Ended March 31, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $ 1,028      1,045        (17)
  Real estate /2/                         879        885         (6)
  Consumer                                188        219        (31)
  Money market                            (17)        (9)        (8)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   431        412         19
  State and municipal /2/                 177        192        (15)
  Other                                   (14)       (13)        (1)
Federal funds sold                        229        227          2
Interest-bearing deposits                   6          6         --
                                      _______    _______   ________
    Total interest income               2,907      2,964        (57)

                                          Three Months Ended March
                                         31, 1998 Compared to Three
                                        Months Ended March 31, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest expense:
NOW accounts                              168        174         (6)
Savings                                    81        100        (19)
Money market                               47         68        (21)
Deposits of
  $100,000 and over                       196        193          3
Other time deposits                       820        835        (15)
Securities sold under
  agreements to repurchase                252        220         32
Interest-bearing demand
  notes to U.S. Treasury                    5         (1)         6
Federal Home Loan Bank
 advances and other
 short-term borrowings                     80         80         --
Long-term debt                            241        241         --
                                      _______    _______   ________
    Total interest expense              1,890      1,910        (20)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $ 1,017      1,054        (37)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $151,000 in
     1998 and $96,000 in 1997.

Provision and Allowance for Loan Losses

    The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs, net of loan recoveries.

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

    The allowance for loan losses was increased by net loan recoveries of $21,855 for the first quarter of 1998 compared to net charge-offs of $85,933 for the first quarter of 1997. The allowance for loan losses was increased by a provision charged to expense of $172,500 for the first quarter of 1998 compared to $125,000 for the first quarter of 1997.

    The balance of the allowance for loan losses was $4,108,738 at March 31, 1998 compared to $3,914,383 at December 31, 1997 and $2,346,135 at March 31,
1997. The allowance for loan losses as a percent of outstanding loans, excluding bankers acceptances, was 1.49% at March 31, 1998 compared to 1.40% at December 31, 1997 and 1.30% at March 31, 1997.


                       FINANCIAL CONDITION

    Total assets increased $16,366,171 or 3.6% to $467,058,365 at March 31, 1998 compared to $450,692,194 at December 31, 1997. Total liabilities increased $15,509,313 or 3.8% to $423,093,905 and stockholders' equity increased $856,858 or 2.0% to $43,964,460.

    Loans, net of unearned income, decreased $2,608,920 or 0.9% to $276,090,979 at March 31, 1998 compared to $278,699,899 at December 31, 1997.
Commercial loans increased $794,653 or 0.9%; Real estate construction loans decreased $15,187,000 or 44.7%; real estate mortgage loans increased $12,390,833 or 11.3%; and consumer loans decreased $607,406 or 1.4%.

    Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $1,753,000 or 0.63% of total loans at March 31, 1998 compared to $1,117,000 or 0.40% of total loans at December 31, 1997. Detail of those balances plus repossessions is as follows:

(Dollars expressed in thousands)
                                         March 31, 1998     December 31, 1997
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
           Loans on nonaccrual
                status -
                 Commercial              $  165      .06%    $  111      .04%
                 Real Estate:
                  Construction              265      .10        385      .14
                  Mortgage                  219      .08        274      .10
                 Consumer                    66      .02         57      .02
                                         ______     ____     ______     ____
                                            715      .26        827      .30
                                          ______     ____     ______     ____
           Loans 90 days or more
                past due -
                 Commercial                 719      .26         48      .02
                 Real Estate:
                  Construction               --       --         --       --
                  Mortgage                  193      .07        112      .04
                 Consumer                    30      .01         30      .01
                                         ______     ____     ______     ____
                                            942      .34        190      .07
                                         ______     ____     ______     ____

           Restructured loans                96      .03        100      .03
                                         ______     ____     ______     ____
              Total nonperforming loans   1,753      .63%     1,117      .40%
                                                    ====                ====
              Other real estate             498                 295
              Repossessions                  43                 101
                                         ______              ______
              Total nonperforming assets $2,294              $1,513
                                         ======              ======

    The allowance for loan losses was 234.38% of nonperforming loans at March 31, 1998 compared to 350.40% of nonperforming loans at December 31, 1997. The increase in loans 90 days or more past due from December 31, 1997 to March 31, 1998 primarily reflects one credit which was paid in full in May, 1998. In addition, in April and May, 1998 properties aggregating approximately $399,000 of the $498,000 March 31, 1998 balance of other real estate were either sold or placed under a contract to sell.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 1998 and 1997, which would have been recorded under the original terms those loans, was approximately $19,000 and $29,000 for the three months ended March 31, 1998 and 1997, respectively. Approximately $1,000 and $17,000 was actually recorded as interest income on such loans for the three months ended March 31, 1998 and 1997, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at March 31, 1998 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $7,573,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all have performed according to their contractual terms during the first quarter of 1998. The $7,573,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $2,000 to approximately $2,900,000. The average balance of nonaccrual and other "impaired" loans for the first three months of 1998 was approximately $8,246,000. At March 31, 1998 the allowance for loan losses on impaired loans was $276,000 compared to $225,000 at December 31, 1997.

    As of March 31, 1998 and December 31, 1997 approximately $2,872,000 and $2,928,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk.

    Investments in debt and equity securities classified as available-for-sale decreased $7,734,207 or 9.9% to $70,689,078 at March 31, 1998 compared to
$78,423,285 at December 31, 1997. Investments classified as available-for-sale are carried at fair value. At December 31, 1997 the market valuation account for the available-for-sale investments of $191,820 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $120,847 was reflected as a separate positive component of stockholders' equity. During 1998, the market valuation account was increased $109,619 to $301,439 to reflect the fair value of available-for-sale investments at March 31, 1998 and the net after tax increase resulting from the change in the market valuation adjustment of $69,060 increased the stockholders' equity component to $189,907 at March 31, 1998.

    Investments in debt securities classified as held-to-maturity increased $11,412,147 or 30.2% to $49,146,050 at March 31, 1998 compared to $37,733,903 at December 31, 1997. Investments classified as held-to-maturity are carried at amortized cost. At March 31, 1998 and December 31, 1997 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $367,000 and $313,000, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $15,140,935 or 44.1% to $49,492,985 at March 31, 1998 compared to $34,352,050 at December 31, 1997. That increase primarily reflected an increase in securities sold under agreements to repurchase which was offset by an increase in federal funds sold.

    Premises and equipment increased $655,130 or 7.6% to $9,309,842 at March 31, 1998 compared to $8,654,712 at December 31, 1997. The increase reflected expenditures for premises and equipment of $788,473 and depreciation expense of $133,343. The expenditures for premises and equipment primarily reflected construction costs for renovating and expanding ENB's main bank building located in downtown Jefferson City. The renovation and expansion project is expected to be completed in the first quarter of 1999 and its cost is anticipated to be no more than $5,000,000.

    Total deposits increased $2,050,258 or 0.6% to $362,437,053 at March 31, 1998 compared to $360,386,795 at December 31, 1997. Demand deposits decreased $2,505,119 due to normal fluctuations and time deposits increased $4,555,377.

    Securities sold under agreements to repurchase increased $15,429,660 to $36,923,247 at March 31, 1998 compared to $21,493,587 at December 31, 1997 due primarily to funds obtained from the Jefferson City School district.

    The increase in stockholders' equity reflects net income of $1,147,053 less dividends declared of $359,255, and $69,060 in unrealized holding gains on investments in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1997.

Costs of Year 2000 Compliance

   The Board of Directors of Bancshares has directed the management of ENB and USB to consolidate their data processing operations. ENB and USB each presently maintains its own unique enterprise server and software from different vendors. During June 1998 a decision will be made on which brand of enterprise server and which software will be utilized for the consolidation. It is anticipated that all new equipment and software purchased for the consolidation will be fully Year 2000 compliant. ENB was anticipating that it would spend approximately $450,000 in 1998 to upgrade its fully depreciated enterprise server and teller systems and to replace and expand its network servers as a part of its ongoing business expense. Specific costs of Year 2000 compliance other than those related to the consolidation decision center around customer education-related issues, non-compliant network operating systems, electronic banking processes and testing software. Bancshares anticipates those Year 2000 costs to be approximately $70,000.



Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    No response is provided to this item pursuant to Instruction 1. to Paragraph 305(c) of Regulation S-K.

                    PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


Exhibit No.   Description

    3.1      Articles of Incorporation of the Company (filed as
             Exhibit 3(a) to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).



    3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (Commission file number 0-23636) and incorporated herein by reference).



      4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).



     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the first quarter of 1998.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    May 13, 1998                           Principal Executive Officer


                                        By /s/ Carl A. Brandenburg, Sr.
                                           ___________________________________
                                           Carl A. Brandenburg, Sr., Treasurer
    May 13, 1998                           and Chief Financial Officer

                 EXCHANGE NATIONAL BANCSHARES, INC.

                         INDEX TO EXHIBITS

                     March 31, 1998 Form 10-Q


Exhibit No.  Description                                              Page No.

    3.1      Articles of Incorporation of the Company (filed as
             Exhibit 3(a) to the Company's Registration Statement
             on Form S-4 (Registration No. 33-54166) and
             incorporated herein by reference).                          **




    3.2      Bylaws of the Company (filed as Exhibit 3.2 to the
             Company's Annual Report on Form 10-KSB for the
             fiscal year ended December 31, 1997 (Commission file
             number 0-23636) and incorporated herein
             by reference).                                              **




      4     Specimen certificate representing shares of the
            Company's $1.00 par value common stock (filed as
            Exhibit 4 to the Company's Registration Statement on
            Form S-4 (Registration No. 33-54166) and
            incorporated herein by reference).                           **



     27      Financial Data Schedule                                     23










             **  Incorporated by reference.