Form 10-Q
period 1998-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1998-08-11
CIK 893847

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
 For the quarterly period ended June 30, 1998
                                              or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from                            to

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes     [ ] No
   As of August 3, 1998, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

                        Page 1 of 28 pages
               Index to Exhibits located on page 27

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                   June 30,       December 31,
                                                     1998              1997
                                                 ____________     ____________
ASSETS
Loans, net of unearned income:
  Commercial                                     $ 93,236,241       90,543,151
  Real estate -- construction                      17,686,000       33,947,000
  Real estate -- mortgage                         122,969,128      110,011,844
  Consumer                                         44,276,555       44,197,904
                                                 ____________     ____________
                                                  278,167,924      278,699,899
  Less allowance for loan losses                    4,182,582        3,914,383
                                                 ____________     ____________
      Loans, net                                  273,985,342      274,785,516
                                                 ____________     ____________
Investment in debt and equity securities:
  Available-for-sale, at estimated market value    68,959,360       78,423,285
  Held-to-maturity, estimated market value
    of $41,636,000 at June 30, 1998 and
    $38,046,500 at December 31, 1997               41,169,525       37,733,903
                                                 ____________     ____________
      Total investment in debt
        and equity securities                     110,128,885      116,157,188
                                                 ____________     ____________

Federal funds sold                                 30,700,000       17,175,000
Cash and due from banks                            15,574,666       17,177,050
Premises and equipment                             10,467,422        8,654,712
Accrued interest receivable                         3,879,766        4,067,232
Intangible assets                                  11,158,293       11,508,482
Other assets                                        1,084,989        1,167,014
                                                 ____________     ____________
                                                 $456,979,363      450,692,194
                                                 ============     ============

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)

                                                   June 30,      December 31,
                                                    1998             1997
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 47,308,745       50,139,102
Time deposits                                    311,336,507      310,247,693
                                                ____________     ____________
      Total deposits                             358,645,252      360,386,795
Securities sold under agreements to repurchase    27,950,202       21,493,587
Interest-bearing demand notes to U.S. Treasury     3,622,472        3,663,581
Other borrowed money                              17,600,568       17,603,568
Accrued interest payable                           2,336,750        2,410,635
Deferred tax liability                               332,416          289,340
Other liabilities                                  1,936,903        1,737,086
                                                ____________     ____________
      Total liabilities                          412,424,563      407,584,592
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Undivided profits                               42,362,537       40,986,755
  Accumulated other comprehensive income -
    unrealized holding gains on investment
    in debt and equity securities
    available-for-sale, net of tax                   192,263          120,847
                                                ____________     ____________
      Total stockholders' equity                  44,554,800       43,107,602
                                                ____________     ____________
                                                $456,979,363      450,692,194
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            _______________________  _______________________
                                1998        1997         1998        1997
                            ___________ ___________  ___________ ___________
Interest income             $ 8,020,159   5,393,880   16,113,915  10,635,450

Interest expense              4,341,799   2,594,104    8,765,327   5,126,918
                            ___________ ___________  ___________ ___________
Net interest income           3,678,360   2,799,776    7,348,588   5,508,532

Provision for loan losses       172,500     175,000      345,000     300,000
                            ___________ ___________  ___________ ___________
Net interest income after
  provision for loan losses   3,505,860   2,624,776    7,003,588   5,208,532

Noninterest income              588,999     475,000    1,290,838     910,179

Noninterest expense           2,660,065   1,675,521    5,148,034   3,192,878
                            ___________ ___________  ___________ ___________
Income before
  income taxes                1,434,794   1,424,255    3,146,392   2,925,833

Income taxes                    487,555     466,000    1,052,100     952,000
                            ___________ ___________  ___________ ___________
Net income                  $   947,239     958,255    2,094,292   1,973,833
                            =========== ===========  =========== ===========

Basic earnings per share          $1.31        1.34         2.91        2.75
                                  =====       =====        =====       =====

Dividends per share:

   Declared                       $0.50        0.50         1.00        0.94
                                  =====       =====        =====       =====

   Paid                           $0.50        0.44         1.00        0.88
                                  =====       =====        =====       =====

    See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                   __________________________
                                                       1998           1997
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 2,094,292      1,973,833
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          345,000        300,000
    Depreciation expense                               250,551        152,680
    Net amortization of debt securities
     premiums and discounts                            150,914         60,112
    Amortization of intangible assets                  565,189         21,333
    Decrease (increase) in
     accrued interest receivable                       187,466       (230,624)
    Increase in other assets                          (132,975)      (236,666)
    Increase (decrease)in accrued interest payable     (73,885)        33,523
    Increase in other liabilities                      200,949         98,078
    Net securities (gains) losses                       (6,491)         2,813
    Other, net                                        (180,501)       329,030
  Origination of mortgage loans for sale           (32,206,903)    (9,122,831)
  Proceeds from the sale of mortgage loans
   held for sale                                    32,206,903      9,122,831
                                                   ___________    ___________
     Net cash provided by operating activities       3,400,509      2,504,112
                                                   ___________    ___________
Cash flows from investing activities:
  Net increase in loans                               (277,399)   (15,224,406)
  Purchases of available-for-sale debt securities  (13,779,240)    (5,871,620)
  Purchases of held-to-maturity debt securities    (30,065,529)    (3,992,180)
  Proceeds from sales of available-for-sale
   debt securities                                        --          362,915
  Proceeds from maturities of debt securities:
   Available-for-sale                               14,816,759      3,385,837
   Held-to-maturity                                 25,011,142      2,689,299
  Proceeds from calls of debt securities:
   Available-for-sale                                8,455,029        125,000
   Held-to-maturity                                  1,559,076      2,000,000
  Purchases of premises and equipment               (2,063,261)    (1,446,417)
  Proceeds from sales of other real estate
   owned and repossessions                             913,077        914,410
                                                   ___________    ___________
     Net cash provided by (used in)
       investing activities                          4,569,654    (17,057,162)
                                                   ___________    ___________

Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                   __________________________
                                                       1998           1997
                                                   ___________    ___________
Cash flows from financing activities:
  Net increase (decrease) in demand deposits        (2,830,357)     4,007,595
  Net decrease in interest-bearing
   transaction accounts                               (770,670)    (1,339,131)
  Net increase in time deposits                      1,859,484        423,551
  Net increase in securities sold
   under agreements to repurchase                    6,456,615      2,104,801
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                       (41,109)     2,563,120
  Proceeds from Federal Home Loan Bank borrowings    2,800,000           --
  Repayment of bank debt                            (2,507,932)          --
  Repayment of other borrowed funds                   (295,068)          --
  Cash dividends paid                                 (718,510)      (632,289)
                                                   ___________    ___________
     Net cash provided by
       financing activities                          3,952,453      7,127,647
                                                    ___________    ___________

     Net increase (decrease) in cash and
       cash equivalents                             11,922,616     (7,425,403)
Cash and cash equivalents, beginning of period      34,352,050     25,171,641
                                                   ___________    ___________
Cash and cash equivalents, end of period           $46,274,666     17,746,238
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during period for:
   Interest                                        $ 8,839,212      5,093,395
   Income taxes                                      1,200,483      1,128,323
  Other real estate and repossessions
   acquired in settlement of loans                     770,590      1,296,030

       See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

             Six Months Ended June 30, 1998 and 1997

    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB) and Union State Bancshares, Inc.(Union) which owns 100% of Union State Bank and Trust of Clinton (USB). Bancshares acquired ENB on April 7, 1993. The acquisition of ENB represented a combination of entities under common control and accordingly, was accounted for in a manner similar to a pooling of interests. Bancshares acquired Union on November 3, 1997. The acquisition of Union was accounted for as a purchase transaction. Accordingly, the results of operations of Union have been included in the condensed consolidated financial statements since acquisition. A summary of unaudited pro forma combined financial information for the three and six month periods ended June 30, 1997 for Bancshares and Union as if the transaction had occurred on January 1, 1997 is as follows:

                           Three Months Ended       Six Months Ended
                             June 30, 1997             June 30, 1997
Net interest income            $ 3,524,914               $ 6,976,208
Net income                         851,716                 1,702,881
Earnings per share                   1.19                      2.37

     Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, on December 31, 1997. Due to the fact Bancshares has no dilutive instruments, basic earnings per share and dilutive earnings per share are equal. Earnings per share is computed by dividing net income by 718,511, the weighted average number of common shares outstanding during the three and six month periods ended June 30, 1998 and 1997.

    On January 1, 1998 Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and six month periods ended June 30, 1998 and 1997, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 1998 and 1997 is summarized as follows:

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                               ______________________ ________________________
                                 1998        1997        1998        1997
                               __________  __________  ___________ ___________
Net income                    $ 947,239     958,255    2,094,292   1,973,833
Other comprehensive income:
   Net unrealized holding
     gains (losses) on
     investments in debt
     and equity securities
     available-for-sale            2,356     124,106       75,505     (20,447)
   Adjustment for net
     securities (gains)
     losses realized in net
     income, net of
     applicable income taxes         --         --         (4,089)      1,772

                                   2,356     124,106       71,416     (18,675)
                              ___________  __________  ___________  __________
Comprehensive income         $   949,595   1,082,361    2,165,708   1,955,158
                             ===========  ==========  ===========  ==========

   In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 does not change the measurement or recognition of those plans and is effective for fiscal years beginning after December 15, 1997. The Company will present the revised information in its December 31, 1998 consolidated financial statements. The adoption of SFAS 132 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

    The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


    Net income for the three months ended June 30, 1998 of $947,000 decreased $11,000 when compared to the second quarter of 1997. Earnings per common share for the second quarter of 1998 of $1.31 decreased 3 cents or 2.2% when compared to the second quarter of 1997. Net income for the six months ended June 30, 1998 of $2,094,000 increased $120,000 when compared to the first six months of 1997. The inclusion of Union's results in the second quarter and first six months of 1998 contributed approximately $107,000 and $252,000, respectively, to consolidated net income.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months       Six Months
                                                   Ended            Ended
                                                  June 30,         June 30,
                                              _______________  _______________
                                               1998    1997     1998    1997
                                              _______ _______  _______ _______
    Interest income                           $ 8,020   5,394   16,114  10,636
    Fully taxable equivalent (FTE) adjustment     134      96      285     192
                                              _______ _______  _______ _______
    Interest income (FTE basis)                 8,154   5,490   16,399  10,828
    Interest expense                            4,343   2,594    8,766   5,127
                                              _______ _______  _______ _______
    Net interest income (FTE basis)             3,811   2,896    7,633   5,701
    Provision for loan losses                     172     175      345     300
                                              _______ _______  _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              3,639   2,721    7,288   5,401
    Noninterest income                            589     475    1,291     910
    Noninterest expense                         2,660   1,676    5,148   3,193
                                              _______ _______  _______ _______
    Earnings before income taxes
       (FTE basis)                              1,568   1,520    3,431   3,118
                                              _______ _______  _______ _______
    Income taxes                                  487     466    1,052     952
    FTE adjustment                                134      96      285     192
                                              _______ _______  _______ _______
    Income taxes (FTE basis)                      621     562    1,337   1,144
                                              _______ _______  _______ _______
    Net income                                $   947     958    2,094   1,974
                                              ======= =======  ======= =======

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS
   ENDED JUNE 30, 1997

     Net interest income on a fully taxable equivalent basis increased $915,000 or 31.6% to $3,811,000 or 3.65% of average earning assets for the second quarter of 1998 compared to $2,896,000 or 4.26% of average earning assets for the same period of 1997. The provision for possible loan losses for the three months ended June 30, 1998 was $172,000 compared to $175,000 for the same period of 1997.

   Noninterest income and noninterest expense for the three month periods ended June 30, 1998 and 1997 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                            June 30,       Increase (decrease)
                                        ________________   __________________
                                         1998     1997      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   262      176         86     48.9 %
   Trust department income                   85       64         21     32.8
   Mortgage loan servicing fees              97       79         18     22.8
   Gain on sales of mortgage loans           70       31         39    125.8
   Credit card fees                          24       82        (58)   (70.7)
   Other                                     51       43          8     18.6
                                        _______  _______    _______
                                        $   589      475        114     24.0 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 1,352      879        473     53.8 %
   Occupancy expense                        125       87         38     43.7
   Furniture and equipment expense          187      150         37     24.7
   FDIC insurance assessment                 18        7         11    157.1
   Advertising and promotion                114      107          7      6.5
   Postage, printing, and supplies          137      101         36     35.6
   Legal, examination, and
      professional fees                     137       76         61     80.3
   Credit card expenses                      16       68        (52)   (76.5)
   Credit investigation and loan
      collection expenses                    46       33         13     39.4
   Amortization of intangible assets        191       10        181   1810.0
   Other                                    337      158        179    113.3
                                        _______  _______    _______
                                        $ 2,660    1,676        984     58.7 %
                                        =======  =======    =======

     Noninterest income increased $114,000 or 24.0% to $589,000 for the second quarter of 1998 compared to $475,000 for the same period of 1997. The inclusion of Union's results in the second quarter of 1998 represented approximately $128,000 of the increase in noninterest income. Gains on sales of mortgage loans increased $39,000 or 125.8% due to an increase in the volume of loans originated and sold to the secondary market from $7,950,000 for the second quarter of 1997 to $12,879,000 for the second quarter of 1998. The $58,000 or 70.7% decrease in credit card fees reflected ENB's decision to change its merchant credit card operations provider which also resulted in a corresponding decrease in credit card expenses.

    Noninterest expense increased $984,000 or 58.7% to $2,660,000 for the second quarter of 1998 compared to $1,676,000 for the second quarter of 1997. Approximately $745,000 or 75.7% of the total increase in noninterest expense reflected the inclusion of Union's results in the second quarter of 1998. The remaining $239,000 represents an 14.3% increase in noninterest expense as compared to the second quarter of 1997 and primarily related to increased salaries and employee benefits. Excluding the increase attributable to Union, salaries and employee benefits increased $130,000 or 14.8% compared to the second quarter of 1997. This increase resulted from Exchange's establishment of an executive incentive program and the adjustment of salaries to market levels. Amortization of intangible assets increased $181,000 or 1710.0% to $191,000 for the second quarter of 1998 compared to $10,000 for the second quarter of 1997. In addition to the increase included in Union's operating results, the Company incurred $38,000 of expense related to the amortization of consulting/noncompete agreements associated with the acquisition of Union during the second quarter of 1998 with no similar amount in 1997.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 34.0% for the second quarter of 1998 compared to 32.7% for the second quarter of 1997. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 39.6% for the second quarter of 1998 and 37.0% for the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS
   ENDED JUNE 30, 1997

     Net interest income on a fully taxable equivalent basis increased $1,932,000 or 33.9% to $7,633,000 or 3.66% of average earning assets for the first six months of 1998 compared to $5,701,000 or 4.23% of average earning assets for the same period of 1997. The provision for possible loan losses for the six months ended June 30, 1998 was $345,000 compared to $300,000 for the same period of 1997.

   Noninterest income and noninterest expense for the six month periods ended June 30, 1998 and 1997 were as follows:

(Dollars expressed in thousands)
                                           Six Months
                                             Ended
                                            June 30,       Increase (decrease)
                                        ________________   __________________
                                         1998     1997      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   495      347        148     42.7 %
   Trust department income                  272       92        180    195.7
   Mortgage loan servicing fees             192      155         37     23.9
   Gain on sales of mortgage loans          157       53        104    196.2
   Net gain (loss) on sales and calls
    of debt securities                        6       (3)         9    300.0
   Credit card fees                          59      180       (121)   (67.2)
   Other                                    110       86         24     27.9
                                        _______  _______    _______
                                        $ 1,291      910        381     41.9 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 2,694    1,745        949     54.4 %
   Occupancy expense                        242      159         83     52.2
   Furniture and equipment expense          391      270        121     44.8
   FDIC insurance assessment                 35       14         21    150.0
   Advertising and promotion                172      142         30     21.1
   Postage, printing, and supplies          283      172        111     64.5
   Legal, examination, and
      professional fees                     205      145         60    41.4
   Credit card expenses                      39      151       (112)   (74.2)
   Credit investigation and loan
      collection expenses                    88       65         23     35.4
   Amortization of intangible assets        400       21        379   1804.8
   Other                                    599      309        290     93.9
                                        _______  _______    _______
                                        $ 5,148    3,193      1,955     61.2 %
                                        =======  =======    =======

     Noninterest income increased $381,000 or 41.9% to $1,291,000 for the first six months of 1998 compared to $910,000 for the same period of 1997. Approximately $257,000 or 67.5% of the increase in noninterest income reflected the inclusion of Union's results in the first six months of 1998. The remainder of the increase primarily reflected an increase in trust department income at ENB, which included an unusually large estate distribution fee. Gains on sales of mortgage loans increased $104,000 or 196.2% due to an increase in volume of loans originated and sold to the secondary market from $9,123,000 for the first six months of 1997 to $32,207,000 for the first six months of 1998. The $121,000 or 67.2% decrease in credit card fees reflected ENB's decision to change its merchant credit card operations provider which also resulted in a significant decrease in credit card expenses.

    Noninterest expense increased $1,955,000 or 61.2% to $5,148,000 for the first six months of 1998 compared to $3,193,000 for the first six months of 1997. Approximately $1,540,000 or 78.8% of the total increase in noninterest expense reflected the inclusion of Union's results in the first six months of 1998. The remaining $415,000 represents an 13.0% increase in noninterest expense as compared to the first six months of 1997 and primarily related to increased salaries and employee benefits. Excluding the increase attributable to Union, salaries and employee benefits increased $275,000 or 15.8% compared to the first six months of 1997. This increase resulted from Exchange's establishment of an executive incentive program and the adjustment of salaries to market levels. Amortization of intangible assets increased $378,000 or 1800.0% to $399,000 for the first six months of 1998 compared to $21,000 for the first six months of 1997. In addition to the increase included in Union's operating results, the Company incurred $75,000 of expense related to the amortization of consulting/noncompete agreements associated with the acquisition of Union during the first six months of 1998 with no similar amount in 1997.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.4% for the first six months of 1998 compared to 32.5% for the first six months of 1997. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 39.0% for the first six months of 1998 and 36.7% for the first six months of 1997.

NET INTEREST INCOME

    The increases in fully taxable equivalent net interest income for the three and six month periods ended June 30, 1998 compared to the same periods in 1997 primarily reflect the inclusion of Union's results in the 1998 periods, net of interest expense on debt issued in connection with the acquisition of Union. Approximately $948,000 and $1,898,000 of the total increase in fully taxable equivalent net interest income for the three and six month periods, respectively, reflected Union's net interest income, net of acquisition debt interest expense.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 1998 and 1997.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                            June 30, 1998                 June 30, 1997
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 93,120     $2,071   8.92%  $ 44,770     $1,014   9.08%
 Real estate           140,943      3,017   8.59    104,280      2,276   8.75
 Consumer               43,420        962   8.89     34,884        795   9.14
 Money market/3/          --         --      --       1,591         22   5.55
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             85,667      1,272   5.96     63,468        952   6.02
  State and municipal   27,673        474   6.86     17,142        331   7.74
  Other                  1,611         25   6.22      1,607         27   6.74
Federal funds sold      25,748        330   5.14      5,250         73   5.58
Interest-bearing
 deposits                  236          3   5.10        --         --     --
                      ________     ______          ________     ______
  Total interest
   earning assets      418,418      8,154   7.82    272,992      5,490   8.07

All other assets        40,400                       18,836
Allowance for loan
 losses                 (4,130)                      (2,341)
                      ________                     ________
  Total assets        $454,688                     $289,487
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                            June 30, 1998                 June 30, 1997
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 54,465      $ 345   2.54%  $ 28,008     $  187   2.68%
Savings                 34,093        310   3.65     22,547        221   3.93
Money market            38,364        377   3.94     32,083        333   4.16
Deposits of
 $100,000 and over      26,919        369   5.50     13,140        179   5.46
Other time deposits    159,551      2,233   5.61    100,174      1,427   5.71
                      ________     ______          ________     ______
  Total time deposits  313,392      3,634   4.65    195,952      2,347   4.80
Securities sold under
 agreements to
 repurchase             28,829        405   5.62     17,277        234   5.43
Interest-bearing demand
 notes to U.S. Treasury  1,207         10   3.32      1,313         13   3.97
Federal Home Loan Bank
 advances and other
 short-term borrowings   5,899         90   6.12       --          --     --
Long-term debt          11,700        204   6.99       --          --     --
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         361,027      4,343   4.82    214,542      2,594   4.85
                                   ______                       ______
Demand deposits         45,223                       31,382
Other liabilities        4,298                        1,930
                      ________                     ________
  Total liabilities    410,548                      247,854
Stockholders' equity    44,140                       41,633
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $454,688                     $289,487
                      ========                     ========
Net interest income                $ 3,811                      $ 2,896
                                   =======                      =======
Net interest margin/5/                      3.65%                        4.26%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $134,000 in 1998 and $97,000 in 1997.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.
/5/ Net interest income divided by average total interest earning assets.

(Dollars expressed in thousands)

                           Six Months Ended              Six Months Ended
                            June 30, 1998                 June 30, 1997
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 91,517     $4,030   8.88%  $ 43,361     $1,945   9.05%
 Real estate           141,480      6,068   8.65    102,560      4,448   8.75
 Consumer               43,776      1,926   8.87     34,528      1,571   9.18
 Money market/3/          --         --      --       1,449         39   5.43
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             88,662      2,666   6.06     64,030      1,915   6.03
  State and municipal   27,488        977   7.16     17,037        657   7.78
  Other                  1,574         51   6.53      1,956         67   6.91
Federal funds sold      25,753        671   5.25      6,887        185   5.42
Interest-bearing
 deposits                  270         10   7.47         49          1   4.12
                      ________     ______          ________     ______
  Total interest
   earning assets      420,520     16,399   7.86    271,857     10,828   8.03
All other assets        40,736                       18,432
Allowance for loan
 losses                 (4,073)                      (2,331)
                      ________                     ________
  Total assets        $457,183                     $287,958
                      ========                     ========

Continued on next page

                            Six Months Ended              Six Months Ended
                            June 30, 1998                 June 30, 1997
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 55,336      $ 701   2.55%  $ 28,371      $ 375   2.67%
Savings                 34,036        616   3.65     22,736        446   3.96
Money market            38,845        758   3.94     32,264        667   4.17
Deposits of
 $100,000 and over      27,564        754   5.52     13,600        368   5.46
Other time deposits    158,948      4,451   5.65     99,459      2,825   5.73
                      ________     ______          ________     ______
  Total time deposits  314,729      7,280   4.66    196,430      4,681   4.81
Securities sold under
 agreements to
 repurchase             30,292        847   5.63     16,486        424   5.19
Interest-bearing demand
 notes to U.S. Treasury    909         24   5.32      1,009         22   4.40
Federal Home Loan Bank
 advances and other
 short-term borrowings   5,595        170   6.13       --          --     --
Long-term debt          12,726        445   7.05       --          --     --
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         364,251      8,766   4.85    213,925      5,127   4.83
                                   ______                       ______
Demand deposits         44,756                       30,770
Other liabilities        4,276                        1,913
                      ________                     ________
  Total liabilities    413,283                      246,608
Stockholders' equity    43,900                       41,350
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $457,183                     $287,958
                      ========                     ========
Net interest income                $ 7,633                      $ 5,701
                                   =======                      =======
Net interest margin/5/                      3.66%                        4.23%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $285,000 in 1998 and $193,000 in 1997.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.
/5/ Net interest income divided by average total interest earning assets.
     The following table presents, on a fully taxable equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid.  The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

(Dollars expressed in thousands)
                                         Three Months Ended June
                                         30, 1998 Compared to Three
                                        Months Ended June 30, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $ 1,057      1,075        (18)
  Real estate /2/                         741        786        (45)
  Consumer                                167        190        (23)
  Money market                            (22)       (11)       (11)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   320        330        (10)
  State and municipal /2/                 143        185        (42)
  Other                                    (2)        --         (2)
Federal funds sold                        257        263         (6)
Interest-bearing deposits                   3          3         --
                                      _______    _______   ________
    Total interest income               2,664      2,821       (157)

                                          Three Months Ended June
                                         30, 1998 Compared to Three
                                        Months Ended June 30, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest expense:
NOW accounts                              158        168        (10)
Savings                                    89        106        (17)
Money market                               44         63        (19)
Deposits of
  $100,000 and over                       190        189          1
Other time deposits                       806        831        (25)
Securities sold under
  agreements to repurchase                171        163          8
Interest-bearing demand
  notes to U.S. Treasury                   (3)        (1)        (2)
Federal Home Loan Bank
 advances and other
 short-term borrowings                     90         90         --
Long-term debt                            204        204         --
                                      _______    _______   ________
    Total interest expense              1,749      1,813        (64)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   915      1,008        (93)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $134,000 in
     1998 and $97,000 in 1997.

(Dollars expressed in thousands)
                                           Six Months Ended June
                                           30, 1998 Compared to Six
                                         Months Ended June 30, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $ 2,085      2,121        (36)
  Real estate /2/                       1,620      1,670        (50)
  Consumer                                355        409        (54)
  Money market                            (39)       (39)        --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   751        741         10
  State and municipal /2/                 320        376        (56)
  Other                                   (16)       (12)        (4)
Federal funds sold                        486        492         (6)
Interest-bearing deposits                   9          8          1
                                      _______    _______   ________
    Total interest income               5,571      5,766       (195)

Interest expense:
NOW accounts                              326        342        (16)
Savings                                   170        207        (37)
Money market                               91        130        (39)
Deposits of
  $100,000 and over                       386        382          4
Other time deposits                     1,626      1,667        (41)
Securities sold under
  agreements to repurchase                423        384         39
Interest-bearing demand
  notes to U.S. Treasury                    2         (3)         5
Federal Home Loan Bank
 advances and other
 short-term borrowings                    170        170         --
Long-term debt                            445        445         --
                                      _______    _______   ________
    Total interest expense              3,639      3,724        (85)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $ 1,932      2,042       (110)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $285,000 in
     1998 and $193,000 in 1997.

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

    The allowance for loan losses was increased by net loan recoveries of $21,855 for the first quarter of 1998 and reduced by net loan charge-offs of $98,656 for the second quarter of 1998. That compares to net charge-offs of $85,933 for the first quarter of 1997 and $270,114 for the second quarter of 1997. The allowance for loan losses was increased by a provision charged to expense of $172,500 for the first quarter of 1998 and $172,500 for the second quarter of 1998. That compares to $125,000 for the first quarter of 1997 and $175,000 for the second quarter of 1997.

    The balance of the allowance for loan losses was $4,182,582 at June 30, 1998 compared to $3,914,383 at December 31, 1997 and $2,251,021 at June 30,
1997. The allowance for loan losses as a percent of outstanding loans was 1.50% at June 30, 1998 compared to 1.40% at December 31, 1997 and 1.20% at June 30, 1997.


                       FINANCIAL CONDITION

    Total assets increased $6,287,169 or 1.4% to $456,979,363 at June 30, 1998
compared to $450,692,194 at December 31, 1997. Total liabilities increased $4,839,971 or 1.2% to $412,424,563 and stockholders' equity increased $1,447,198 or 3.4% to $44,554,800.

    Loans, net of unearned income, decreased $531,975 or 0.2% to $278,167,924 at June 30, 1998 compared to $278,699,899 at December 31, 1997. Commercial loans increased $2,693,090 or 3.0%; real estate construction loans decreased $16,261,000 or 47.9%; real estate mortgage loans increased $12,957,284 or 11.8%; and consumer loans increased $78,651 or 0.2%.

    Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $1,011,000 or 0.36% of total loans at June 30, 1998 compared to $1,117,000 or 0.40% of total loans at December 31, 1997. Detail of those balances plus repossessions is as follows:

(Dollars expressed in thousands)
                                          June 30, 1998     December 31, 1997
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
           Loans on nonaccrual
                status -
                 Commercial              $   67      .02%    $  111      .04%
                 Real Estate:
                  Construction              258      .09        385      .14
                  Mortgage                  244      .09        274      .10
                 Consumer                    77      .03         57      .02
                                         ______     ____     ______     ____
                                            646      .23        827      .30
                                          ______     ____     ______     ____
           Loans 90 days or more
                past due -
                 Commercial                 153      .05         48      .02
                 Real Estate:
                  Construction               --       --         --       --
                  Mortgage                  100      .04        112      .04
                 Consumer                    19      .01         30      .01
                                         ______     ____     ______     ____
                                            272      .10        190      .07
                                         ______     ____     ______     ____

           Restructured loans                93      .03        100      .03
                                         ______     ____     ______     ____
              Total nonperforming loans   1,011      .36%     1,117      .40%
                                                    ====                ====
              Other real estate             145                 295
              Repossessions                 109                 101
                                         ______              ______
              Total nonperforming assets $1,265              $1,513
                                         ======              ======

    The allowance for loan losses was 413.71% of nonperforming loans at June 30, 1998 compared to 350.40% of nonperforming loans at December 31, 1997. The increase in loans 90 days or more past due from December 31, 1997 to March 31, 1998 primarily reflects one credit which was paid in full in May, 1998. In addition, in April and May, 1998 properties aggregating approximately $399,000 of the $498,000 March 31, 1998 balance of other real estate were either sold or placed under a contract to sell.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 1998 and 1997, which would have been recorded under the original terms those loans, was approximately $30,000 and $28,000 for the six months ended June 30, 1998 and 1997, respectively. Approximately $3,000 and $8,000 was actually recorded as interest income on such loans for the six months ended June 30, 1998 and 1997, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 1998 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $5,467,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all have performed according to their contractual terms during the first six months of 1998. The $5,467,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $2,000 to approximately $2,900,000. The average balance of nonaccrual and other "impaired" loans for the first six months of 1998 was approximately $6,211,000. At June 30, 1998 the allowance for loan losses on impaired loans was $275,000 compared to $225,000 at December 31, 1997.

    As of June 30, 1998 and December 31, 1997 approximately $1,078,000 and $2,928,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk.

    Investments in debt and equity securities classified as available-for-sale decreased $9,463,925 or 12.1% to $68,959,360 at June 30, 1998 compared to
$78,423,285 at December 31, 1997. Investments classified as available-for-sale are carried at fair value. At December 31, 1997 the market valuation account for the available-for-sale investments of $191,820 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $120,847 was reflected as a separate positive component of stockholders' equity. During 1998, the market valuation account was increased $113,360 to $305,180 to reflect the fair value of available-for-sale investments at June 30, 1998 and the net after tax decrease resulting from the change in the market valuation adjustment of $71,416 increased the stockholders' equity component to $192,263 at June 30, 1998.

    Investments in debt securities classified as held-to-maturity increased $3,435,622 or 9.1% to $41,169,525 at June 30, 1998 compared to $37,733,903 at
December 31, 1997. Investments classified as held-to-maturity are carried at amortized cost. At June 30, 1998 and December 31, 1997 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $466,000 and $313,000, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $11,922,616 or 34.7% to $46,274,666 at June 30, 1998 compared to $34,352,050 at December 31, 1997. That increase primarily reflected an increase of $5,997,237 from investment activities and an increase of $6,456,615 in securities sold under agreement to repurchase.

    Premises and equipment increased $1,812,710 or 20.9% to $10,467,422 at June 30, 1998 compared to $8,654,712 at December 31, 1997. The increase reflected expenditures for premises and equipment of $2,063,261 and depreciation expense of $250,551. The expenditures for premises and equipment primarily reflected construction costs for renovating and expanding ENB's main bank building located in downtown Jefferson City. The renovation and expansion project is expected to be completed in the first quarter of 1999 and its cost is anticipated to be no more than $5,000,000.

    Total deposits decreased $1,741,543 or 0.5% to $358,645,252 at June 30, 1998 compared to $360,386,795 at December 31, 1997. Demand deposits decreased $2,830,357 due to normal fluctuations and time deposits increased $1,088,814.

    Securities sold under agreements to repurchase increased $6,456,615 to $27,950,202 at June 30, 1998 compared to $21,493,587 at December 31, 1997 due primarily to funds obtained from the Jefferson City School district.

    The increase in stockholders' equity reflects net income of $2,094,292 less dividends declared of $718,510, and $71,416 in unrealized holding gains on investments in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1997.

Costs of Year 2000 Compliance

   The Board of Directors of Bancshares has directed the management of ENB and USB to consolidate their data processing operations. ENB and USB each presently maintains its own unique enterprise server and software from different vendors. During August 1998 a decision was made on which brand of enterprise server and which software will be utilized for the consolidation. It is anticipated that all new equipment and software purchased for the consolidation will be fully Year 2000 compliant. ENB was anticipating that it would spend approximately $500,000 in 1998 to upgrade its fully depreciated enterprise server and teller systems and to replace and expand its network servers as a part of its ongoing business expense. Specific costs of Year 2000 compliance other than those related to the consolidation decision center around customer education-related issues, non-compliant network operating systems, electronic banking processes and testing software. Bancshares anticipates those Year 2000 costs to be approximately $70,000.



Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    No response is provided to this item pursuant to Instruction 1. to Paragraph 305 of Regulation S-K.

                   PART II - OTHER INFORMATION


Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 10, 1998, the shareholders re-elected three Class III Directors, namely, Donald L. Campbell, Kevin L. Riley, and David T. Turner to serve terms expiring at the annual meeting of shareholders in 2001, and ratified the Board of Directors selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998. Class I Directors, namely, Charles G. Dudenhoeffer, Jr. and Philip D. Freeman, and Class II Directors, namely, David R. Goller and James R. Loyd continue to serve terms expiring at the annual meetings of shareholders in 1999 and 2000, respectively.

            The following is a summary of votes cast. No broker non-votes were received.
                                                Withhold
                                                Authority/
                                      For        Against         Abstentions
                                   _________   ____________      ___________
       Election of Directors:

       Donald L. Campbell            564,114          1,880            N/A

       Kevin L. Riley                565,704            290            N/A

       David T. Turner               565,064            930            N/A

       Ratification of KPMG Peat
          Marwick LLP as
          independent auditors       565,914             --               80

       N/A = not applicable

Item 6.  Exhibits and Reports on Form 8-K.

a)      Exhibits


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

Exhibit No.   Description
      4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).



     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the second quarter of 1998.


                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    August 11, 1998                        Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           ___________________________________
                                           Richard G. Rose, Treasurer
    August 11, 1998

                EXCHANGE NATIONAL BANCSHARES, INC.

                         INDEX TO EXHIBITS

                      June 30, 1998 Form 10-Q


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