Form 10-Q
period 1998-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1998-11-13
CIK 893847

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
 For the quarterly period ended September 30, 1998
                                                    or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from              to

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes     [ ] No
   As of November 12, 1998, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

                        Page 1 of 29 pages
               Index to Exhibits located on page 29

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                September 30,      December 31,
                                                     1998              1997
                                                 ____________     ____________
ASSETS
Loans, net of unearned income:
  Commercial                                     $100,041,561       90,543,151
  Real estate -- construction                      19,742,000       33,947,000
  Real estate -- mortgage                         118,381,693      110,011,844
  Consumer                                         45,720,768       44,197,904
                                                 ____________     ____________
                                                  283,886,022      278,699,899
  Less allowance for loan losses                    4,294,126        3,914,383
                                                 ____________     ____________
      Loans, net                                  279,591,896      274,785,516
                                                 ____________     ____________
Investment in debt and equity securities:
  Available-for-sale, at market value              71,560,934       78,423,285
  Held-to-maturity, market value
    of $41,107,756 at September 30, 1998 and
    $38,046,500 at December 31, 1997               40,503,141       37,733,903
                                                 ____________     ____________
      Total investment in debt
        and equity securities                     112,064,075      116,157,188
                                                 ____________     ____________

Federal funds sold                                 24,401,000       17,175,000
Cash and due from banks                            17,187,023       17,177,050
Premises and equipment                             11,669,832        8,654,712
Accrued interest receivable                         4,033,556        4,067,232
Intangible assets                                  10,961,104       11,508,482
Other assets                                          754,221        1,167,014
                                                 ____________     ____________
                                                 $460,662,707      450,692,194
                                                 ============     ============

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)

                                               September 30,      December 31,
                                                    1998             1997
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 48,888,464       50,139,102
Time deposits                                    315,917,990      310,247,693
                                                ____________     ____________
      Total deposits                             364,806,454      360,386,795

Securities sold under agreements to repurchase    27,438,800       21,493,587
Interest-bearing demand notes to U.S. Treasury       574,273        3,663,581
Other borrowed money                              17,350,568       17,603,568
Accrued interest payable                           2,354,537        2,410,635
Deferred tax liability                               477,003          289,340
Other liabilities                                  2,078,189        1,737,086
                                                ____________     ____________
      Total liabilities                          415,079,824      407,584,592
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Undivided profits                               43,144,430       40,986,755
  Accumulated other comprehensive income -
    unrealized holding gains on investment
    in debt and equity securities
    available-for-sale, net of tax                   438,453          120,847
                                                ____________     ____________
      Total stockholders' equity                  45,582,883       43,107,602
                                                ____________     ____________
                                                $460,662,707      450,692,194
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                            _______________________  _______________________
                                1998        1997         1998        1997
                            ___________ ___________  ___________ ___________
Interest income             $ 8,118,114   5,558,876   24,232,029  16,194,326

Interest expense              4,310,717   2,689,460   13,076,044   7,816,378
                            ___________ ___________  ___________ ___________
Net interest income           3,807,397   2,869,416   11,155,985   8,377,948

Provision for loan losses       177,500     225,000      522,500     525,000
                            ___________ ___________  ___________ ___________
Net interest income after
  provision for loan losses   3,629,897   2,644,416   10,633,485   7,852,948

Noninterest income              659,162     491,194    1,950,000   1,401,373

Noninterest expense           2,577,509   1,663,978    7,725,543   4,856,856
                            ___________ ___________  ___________ ___________
Income before
  income taxes                1,711,550   1,471,632    4,857,942   4,397,465

Income taxes                    570,400     478,000    1,622,500   1,430,000
                            ___________ ___________  ___________ ___________
Net income                  $ 1,141,150     993,632    3,235,442   2,967,465
                            =========== ===========  =========== ===========

Basic earnings per share          $1.59        1.38         4.50        4.13
                                  =====       =====        =====       =====

Dividends per share:

   Declared                       $0.50        0.50         1.50        1.44
                                  =====       =====        =====       =====

   Paid                           $0.50        0.50         1.50        1.38
                                  =====       =====        =====       =====

    See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                   __________________________
                                                       1998           1997
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 3,235,442      2,967,465
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          522,500        525,000
    Depreciation expense                               379,724        236,707
    Net amortization of debt securities
     premiums and discounts                            223,649         70,290
    Amortization of intangible assets                  762,378         32,001
    Decrease (increase) in
     accrued interest receivable                        33,676       (329,056)
    Decrease (increase) in other assets                197,793       (528,623)
    Increase (decrease)in accrued interest payable     (56,098)       144,665
    Increase in other liabilities                      341,103        309,206
    Net securities (gains) losses                       (6,491)         2,813
    Other, net                                        (275,871)       203,734
  Origination of mortgage loans for sale           (42,133,616)   (15,110,871)
  Proceeds from the sale of mortgage loans
   held for sale                                    42,133,616     15,110,871
                                                   ___________    ___________
     Net cash provided by operating activities       5,357,805      3,634,202
                                                   ___________    ___________
Cash flows from investing activities:
  Net increase in loans                             (6,423,125)   (21,273,602)
  Purchases of available-for-sale debt securities  (24,416,209)    (9,450,570)
  Purchases of held-to-maturity debt securities    (41,318,614)    (5,304,517)
  Proceeds from sales of debt securities:
   Available-for-sale                                     --          362,915
   Held-to-maturity                                       --          350,000
  Proceeds from maturities of debt securities:
   Available-for-sale                               20,200,866      6,798,804
   Held-to-maturity                                 36,779,944      2,804,166
  Proceeds from calls of debt securities:
   Available-for-sale                               11,455,029      2,125,000
   Held-to-maturity                                  1,679,076      1,000,000
  Purchases of premises and equipment               (3,394,844)    (2,078,897)
  Proceeds from sales of other real estate
   owned and repossessions                           1,371,248      1,326,269
                                                   ___________    ___________
     Net cash provided used in
       investing activities                         (4,066,629)   (23,340,432)
                                                   ___________    ___________

Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                   __________________________
                                                       1998           1997
                                                   ___________    ___________
Cash flows from financing activities:
  Net increase (decrease) in demand deposits        (1,250,638)     1,585,039
  Net increase (decrease) in interest-bearing
   transaction accounts                              3,626,678     (1,549,365)
  Net increase in time deposits                      2,043,619      2,795,315
  Net increase in securities sold
   under agreements to repurchase                    5,945,213     10,105,168
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                    (3,089,308)     2,137,879
  Proceeds from Federal Home Loan Bank borrowings    2,800,000           --
  Repayment of other borrowed funds                 (3,053,000)          --
  Cash dividends paid                               (1,077,767)      (991,545)
                                                   ___________    ___________
     Net cash provided by
       financing activities                          5,944,797     14,082,491
                                                    ___________    ___________

     Net increase (decrease) in cash and
       cash equivalents                              7,235,973     (5,623,739)
Cash and cash equivalents, beginning of period      34,352,050     25,171,641
                                                   ___________    ___________
Cash and cash equivalents, end of period           $41,588,023     19,547,902
                                                   ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during period for:
   Interest                                        $13,132,142      7,671,713
   Income taxes                                      1,768,483      1,530,097
  Other real estate and repossessions
   acquired in settlement of loans                   1,158,023      1,642,121

       See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

          Nine Months Ended September 30, 1998 and 1997

    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB) and Union State Bancshares, Inc.(Union) which owns 100% of Union State Bank and Trust of Clinton (USB). Bancshares acquired Union on November 3, 1997. The acquisition of Union was accounted for as a purchase transaction.
Accordingly, the results of operations of Union have been included in the condensed consolidated financial statements since acquisition. A summary of unaudited pro forma combined financial information for the three and nine month periods ended September 30, 1997 for Bancshares and Union as if the transaction had occurred on January 1, 1997 is as follows:

                           Three Months Ended         Nine Months Ended
                           September 30, 1997        September 30, 1997
Net interest income            $ 3,613,343               $10,589,551
Net income                       1,064,979                 2,767,860
Basic earnings per share             1.48                      3.85

     Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, on December 31, 1997. Due to the fact Bancshares has no dilutive instruments, basic earnings per share and dilutive earnings per share are equal. Earnings per share is computed by dividing net income by 718,511, the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 1998 and 1997.

    On January 1, 1998 Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine month periods ended September 30, 1998 and 1997, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 is summarized as follows:

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                               ______________________ ________________________
                                 1998        1997        1998        1997
                               __________  __________  ___________ ___________
Net income                    $1,141,150     993,632    3,235,442   2,967,465
Other comprehensive income:
   Net unrealized holding
     gains (losses) on
     investments in debt
     and equity securities
     available-for-sale          246,190      98,462      321,695      78,015
   Adjustment for net
     securities (gains)
     losses realized in net
     income, net of
     applicable income taxes         --         --         (4,089)      1,772

                                 246,190      98,462      317,606      79,787
                              ___________  __________  ___________  __________
Comprehensive income          $1,387,340   1,092,094    3,553,048   3,047,252
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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

   In October 1998, the FASB issued Statement of Financial Accounting
Standard No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134) which conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. Since the Company does not securitize any mortgage loans, SFAS 134 will have no impact on the Company's consolidated financial position and results of operations.

    The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform with the 1998 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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


    Net income for the three months ended September 30, 1998 of $1,141,000 increased $148,000 when compared to the third quarter of 1997. Earnings per common share for the third quarter of 1998 of $1.59 increased 21 cents or 15.2% when compared to the third quarter of 1997. Net income for the nine months ended September 30, 1998 of $3,235,000 increased $268,000 when compared to the first nine months of 1997. The inclusion of Union's results in the third quarter and first nine months of 1998 contributed approximately $177,000 and $429,000, respectively, to consolidated net income.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                              _______________  _______________
                                               1998    1997     1998    1997
                                              _______ _______  _______ _______
    Interest income                           $ 8,118   5,558   24,232  16,194
    Fully taxable equivalent (FTE) adjustment     146     104      431     296
                                              _______ _______  _______ _______
    Interest income (FTE basis)                 8,264   5,662   24,663  16,490
    Interest expense                            4,311   2,689   13,076   7,816
                                              _______ _______  _______ _______
    Net interest income (FTE basis)             3,953   2,973   11,587   8,674
    Provision for loan losses                     178     225      523     525
                                              _______ _______  _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              3,775   2,748   11,064   8,149
    Noninterest income                            659     491    1,950   1,401
    Noninterest expense                         2,577   1,664    7,726   4,857
                                              _______ _______  _______ _______
    Earnings before income taxes
       (FTE basis)                              1,857   1,575    5,288   4,693
                                              _______ _______  _______ _______
    Income taxes                                  570     478    1,622   1,430
    FTE adjustment                                146     104      431     296
                                              _______ _______  _______ _______
    Income taxes (FTE basis)                      716     582    2,053   1,726
                                              _______ _______  _______ _______
    Net income                                $ 1,141     993    3,235   2,967
                                              ======= =======  ======= =======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net interest income on a fully taxable equivalent basis increased $980,000 or 33.0% to $3,953,000 or 3.77% of average earning assets for the third quarter of 1998 compared to $2,973,000 or 4.26% of average earning assets for the same period of 1997. Interest expense on debt related to the acquisition of Union contributed 20 basis points to the overall decline in net interest margin. The remaining 29 basis point decline represents a general narrowing of margins. The provision for loan losses for the three months ended September 30, 1998 was $178,000 compared to $225,000 for the same period of 1997.

   Noninterest income and noninterest expense for the three month periods ended September 30, 1998 and 1997 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                          September 30,    Increase(decrease)
                                        ________________   __________________
                                         1998     1997      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   285      179        106     59.2 %
   Trust department income                  140       59         81    137.3
   Mortgage loan servicing fees             103       81         22     27.2
   Gain on sales of mortgage loans           39       41         (2)    (4.9)
   Credit card fees                          26       92        (66)   (71.7)
   Other                                     66       39         27     69.2
                                        _______  _______    _______
                                        $   659      491        168     34.2 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 1,359      854        505     59.1 %
   Occupancy expense                        139       87         52     59.8
   Furniture and equipment expense          205      121         84     69.4
   FDIC insurance assessment                 17        7         10    142.9
   Advertising and promotion                 96      103         (7)    (6.8)
   Postage, printing, and supplies          130       83         47     56.6
   Legal, examination, and
      professional fees                      46       55         (9)   (16.4)
   Credit card expenses                      19       80        (61)   (76.3)
   Credit investigation and loan
      collection expenses                    46       52         (6)   (11.5)
   Amortization of intangible assets        197       11        186   1690.9
   Other                                    323      211        112     53.1
                                        _______  _______    _______
                                        $ 2,577    1,664        913     54.9 %
                                        =======  =======    =======

     Noninterest income increased $168,000 or 34.2% to $659,000 for the third quarter of 1998 compared to $491,000 for the same period of 1997. The inclusion of Union's results in the third quarter of 1998 represented approximately $133,000 of the increase in noninterest income. The inclusion of Union represents $98,000 of the increase in service charges on deposit accounts, $17,000 of the increase in trust department income and $14,000 of the increase in other income. Excluding the increase attributable to Union, trust department income increased $64,000 or 108.5% due to partial distributions and closings of several accounts at ENB. Mortgage loan servicing fees increased $22,000 or 27.2% due to the increased amount of loans being serviced this year. The $66,000 or 71.7% decrease in credit card fees reflected ENB's decision to change its merchant credit card operations provider which also resulted in a corresponding decrease in credit card expenses.

    Noninterest expense increased $913,000 or 54.9% to $2,577,000 for the third quarter of 1998 compared to $1,664,000 for the third quarter of 1997. Approximately $788,000 or 86.3% of the total increase in noninterest expense reflected the inclusion of Union's results in the third quarter of 1998. The remaining $125,000 represents an 7.5% increase in noninterest expense as compared to the third quarter of 1997 and primarily related to increased salaries and employee benefits. Excluding the increase attributable to Union, salaries and employee benefits increased $161,000 or 18.9% compared to the third quarter of 1997. This increase resulted from ENB's establishment of an executive incentive program and the adjustment of salaries to market levels. Amortization of intangible assets increased $186,000 or 1690.9% to $197,000 for the third quarter of 1998 compared to $11,000 for the third quarter of 1997. In addition to the increase included in Union's operating results, the Company incurred $38,000 of expense related to the amortization of consulting/noncompete agreements associated with the acquisition of Union during the third quarter of 1998 with no similar amount in 1997.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.3% for the third quarter of 1998 compared to 32.5% for the third quarter of 1997. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.6% for the third quarter of 1998 and 37.0% for the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net interest income on a fully taxable equivalent basis increased $2,913,000 or 33.6% to $11,587,000 or 3.70% of average earning assets for the first nine months of 1998 compared to $8,674,000 or 4.24% of average earning assets for the same period of 1997. Interest expense on debt related to the acquisition of Union contributed 21 basis points to the overall decline in net interest margin. The remaining 33 basis point decline represents a general narrowing of margins. The provision for loan losses for the nine months ended September 30, 1998 was $523,000 compared to $525,000 for the same period of 1997.

  Noninterest income and noninterest expense for the nine month periods ended September 30, 1998 and 1997 were as follows:

(Dollars expressed in thousands)
                                           Nine months
                                             Ended
                                          September 30,    Increase(decrease)
                                        ________________   __________________
                                         1998     1997      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   780      526        254     48.3 %
   Trust department income                  412      151        261    172.9
   Mortgage loan servicing fees             295      236         59     25.0
   Gain on sales of mortgage loans          196       94        102    108.5
   Net gain (loss) on sales and calls
    of debt securities                        6       (3)         9    300.0
   Credit card fees                          85      272       (187)   (68.8)
   Other                                    176      125         51     40.8
                                        _______  _______    _______
                                        $ 1,950    1,401        549     39.2 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 4,053    2,599      1,454     55.9 %
   Occupancy expense                        381      246        135     54.9
   Furniture and equipment expense          596      391        205     52.4
   FDIC insurance assessment                 52       21         31    147.6
   Advertising and promotion                268      245         23      9.4
   Postage, printing, and supplies          413      255        158     62.0
   Legal, examination, and
      professional fees                     251      200         51    25.5
   Credit card expenses                      58      231       (173)   (74.9)
   Credit investigation and loan
      collection expenses                   134      117         17     14.5
   Amortization of intangible assets        597       32        565   1765.6
   Other                                    923      520        403     77.5
                                        _______  _______    _______
                                        $ 7,726    4,857      2,869     59.1 %
                                        =======  =======    =======

     Noninterest income increased $549,000 or 39.2% to $1,950,000 for the first nine months of 1998 compared to $1,401,000 for the same period of 1997. Approximately $390,000 or 71.0% of the increase in noninterest income reflected the inclusion of Union's results in the first nine months of 1998. The entire increase in service charges on deposit acoounts is directly attributable to Union's inclusion as is $61,000 of the increase in trust department income and $43,000 of the increase in other income. The remainder of the increase primarily reflected an increase in trust department income at ENB, which included a large estate distribution fee as well as fees on other partial distributions and closed trust accounts. Gains on sales of mortgage loans increased $102,000 or 108.5% due to an increase in volume of loans originated and sold to the secondary market from $15,111,000 for the first nine months of 1997 to $42,134,000 for the first nine months of 1998. The $187,000 or 68.8% decrease in credit card fees reflected ENB's decision to change its merchant credit card operations provider which also resulted in a significant decrease in credit card expenses.

    Noninterest expense increased $2,869,000 or 59.1% to $7,726,000 for the first nine months of 1998 compared to $4,857,000 for the first nine months of 1997. Approximately $2,330,000 or 81.2% of the total increase in noninterest expense reflected the inclusion of Union's results in the first nine months of 1998. The remaining $539,000 represents an 11.1% increase in noninterest expense as compared to the first nine months of 1997 and primarily related to increased salaries and employee benefits. Excluding the increase attributable to Union, salaries and employee benefits increased $436,000 or 16.8% compared to the first nine months of 1997. This increase resulted from ENB's establishment of an executive incentive program and the adjustment of management salaries to market levels. Amortization of intangible assets increased $565,000 to $597,000 for the first nine months of 1998 compared to $32,000 for the first nine months of 1997. In addition to the increase included in Union's operating results, the Company incurred $113,000 of expense related to the amortization of consulting/noncompete agreements associated with the acquisition of Union during the first nine months of 1998 with no similar amount in 1997.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.4% for the first nine months of 1998 compared to 32.5% for the first nine months of 1997. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.8% for the first nine months of 1998 and 36.8% for the first nine months of 1997.

NET INTEREST INCOME

    The increases in fully taxable equivalent net interest income for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 primarily reflect the inclusion of Union's results in the 1998 periods, net of interest expense on debt issued in connection with the acquisition of Union. Approximately $948,000 and $1,898,000 of the total increase in fully taxable equivalent net interest income for the three and nine month periods, respectively, reflected Union's net interest income, net of acquisition debt interest expense.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 1998 and 1997.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                         September 30, 1998            September 30, 1997
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 95,765     $2,152   8.92%  $ 45,125     $1,036   9.11%
 Real estate           139,182      2,957   8.43    107,951      2,396   8.81
 Consumer               45,178      1,029   9.04     36,672        838   9.07
 Money market/3/          --         --      --         587          8   5.41
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             79,185      1,200   6.01     62,752        942   5.96
  State and municipal   27,608        502   7.21     17,813        358   7.97
  Other                  1,460         26   7.07      1,112         20   7.14
Federal funds sold      27,366        397   5.76      4,508         63   5.54
Interest-bearing
 deposits                  227          1   1.75        61           1   6.50
                      ________     ______          ________     ______
  Total interest
   earning assets      415,971      8,264   7.88    276,581      5,662   8.12

All other assets        40,022                       18,595
Allowance for loan
 losses                 (4,215)                      (2,327)
                      ________                     ________
  Total assets        $451,778                     $292,849
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                          September 30, 1998            September 30, 1997

                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 53,296      $ 336   2.50%  $ 26,789     $  180   2.67%
Savings                 34,818        321   3.66     22,475        223   3.94
Money market            37,955        378   3.95     32,572        343   4.18
Deposits of
 $100,000 and over      27,770        382   5.46     13,159        180   5.43
Other time deposits    160,232      2,244   5.56    101,913      1,484   5.78
                      ________     ______          ________     ______
  Total time deposits  314,071      3,661   4.62    196,908      2,410   4.86
Securities sold under
 agreements to
 repurchase             24,109        340   5.60     18,933        267   5.59
Interest-bearing demand
 notes to U.S. Treasury    717         14   7.75      1,092         12   4.36
Federal Home Loan Bank
 advances and other
 short-term borrowings   5,809         90   6.15       --          --     --
Other borrowed money    11,700        206   6.99       --          --     --
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         356,406      4,311   4.80    216,933      2,689   4.92
                                   ______                       ______
Demand deposits         45,909                       31,562
Other liabilities        4,317                        1,993
                      ________                     ________
  Total liabilities    406,632                      250,488
Stockholders' equity    45,146                       42,361
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $451,778                     $292,849
                      ========                     ========
Net interest income                $ 3,953                     $ 2,973
                                   =======                      =======
Net interest margin/5/                      3.77%                        4.26%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $146,000 in 1998 and $104,000 in 1997.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.
/5/ Net interest income divided by average total interest earning assets.

(Dollars expressed in thousands)

                           Nine Months Ended              Nine Months Ended
                           September 30, 1998              September 30, 1997

                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 92,948     $6,183   8.89%  $ 43,955     $2,981   9.07%
 Real estate           140,706      9,025   8.58    104,377      6,844   8.77
 Consumer               44,249      2,955   8.93     35,251      2,409   9.14
 Money market/3/          --         --      --       1,159         47   5.42
Investment
 securities:/4/
  U.S. Treasury and
   U.S. Government
   agencies             85,468      3,866   6.05     63,600      2,857   6.01
  State and municipal   27,528      1,478   7.18     17,298      1,015   7.85
  Other                  1,535         77   6.71      1,671         87   6.96
Federal funds sold      26,297      1,068   5.43      6,085        248   5.45
Interest-bearing
 deposits                  256         11   5.74         53          2   5.05
                      ________     ______          ________     ______
  Total interest
   earning assets      418,987     24,663   7.87    273,449     16,490   8.06
All other assets        40,496                       18,487
Allowance for loan
 losses                 (4,121)                      (2,330)
                      ________                     ________
  Total assets        $455,362                     $289,606
                      ========                     ========

Continued on next page

                            Nine Months Ended              Nine Months Ended
                           September 30, 1998             September 30, 1997

                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 54,648     $1,037   2.54%  $ 27,838      $ 555   2.67%
Savings                 34,300        937   3.65     22,648        669   3.95
Money market            38,545      1,136   3.94     32,368      1,010   4.17
Deposits of
 $100,000 and over      27,634      1,136   5.50     13,451        548   5.45
Other time deposits    159,381      6,695   5.62    100,286      4,309   5.74
                      ________     ______          ________     ______
  Total time deposits  314,508     10,941   4.65    196,591      7,091   4.82
Securities sold under
 agreements to
 repurchase             28,208      1,186   5.62     17,311        691   5.34
Interest-bearing demand
 notes to U.S. Treasury    844         38   6.02      1,037         34   4.38
Federal Home Loan Bank
 advances and other
 short-term borrowings   5,667        260   6.13       --          --     --
Other borrowed money    12,380        651   7.03       --          --     --
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         361,607     13,076   4.83    214,939      7,816   4.86
                                   ______                       ______
Demand deposits         45,145                       31,037
Other liabilities        4,290                        1,939
                      ________                     ________
  Total liabilities    411,042                      247,915
Stockholders' equity    44,320                       41,691
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $455,362                     $289,606
                      ========                     ========
Net interest income                $11,587                      $ 8,674
                                   =======                      =======
Net interest margin/5/                      3.70%                        4.24%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $431,000 in 1998 and $296,000 in 1997.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Includes banker's acceptances and commercial paper.
/4/ Average balances based on amortized cost.
/5/ Net interest income divided by average total interest earning assets.

    The following tables present, on a fully taxable equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

(Dollars expressed in thousands)
                                       Three Months Ended September
                                         30, 1998 Compared to Three
                                      Months Ended September 30, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $ 1,116      1,138        (22)
  Real estate /2/                         561        668       (107)
  Consumer                                191        194         (3)
  Money market                             (8)        (8)        --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   258        249          9
  State and municipal /2/                 144        181        (37)
  Other                                     6          6         --
Federal funds sold                        334        332          2
Interest-bearing deposits                  --          1         (1)
                                      _______    _______   ________
    Total interest income               2,602      2,761       (159)

                                        Three Months Ended September
                                         30, 1998 Compared to Three
                                      Months Ended September 30, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest expense:
NOW accounts                              156        168        (12)
Savings                                    98        114        (16)
Money market                               35         55        (20)
Deposits of
  $100,000 and over                       202        201          1
Other time deposits                       760        819        (59)
Securities sold under
  agreements to repurchase                 73         73         --
Interest-bearing demand
  notes to U.S. Treasury                    2         (5)         7
Federal Home Loan Bank
 advances and other
 short-term borrowings                     90         90         --
Long-term debt                            206        206         --
                                      _______    _______   ________
    Total interest expense              1,622      1,721        (99)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   980      1,040        (60)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $146,000 in
     1998 and $104,000 in 1997.

(Dollars expressed in thousands)
                                        Nine months Ended September
                                          30, 1998 Compared to Six
                                      Months Ended September 30, 1997
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $ 3,202      3,261        (59)
  Real estate /2/                       2,181      2,333       (152)
  Consumer                                546        602        (56)
  Money market                            (47)       (47)        --
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                 1,009        989         20
  State and municipal /2/                 463        555        (92)
  Other                                   (10)        (7)        (3)
Federal funds sold                        820        821         (1)
Interest-bearing deposits                   9          9         --
                                      _______    _______   ________
    Total interest income               8,173      8,516       (343)

Interest expense:
NOW accounts                              482        509        (27)
Savings                                   268        321        (53)
Money market                              126        184        (58)
Deposits of
  $100,000 and over                       588        583          5
Other time deposits                     2,386      2,484        (98)
Securities sold under
  agreements to repurchase                495        456         39
Interest-bearing demand
  notes to U.S. Treasury                    4         (6)        10
Federal Home Loan Bank
 advances and other
 short-term borrowings                    260        260         --
Other borrowed money                      651        651         --
                                      _______    _______   ________
    Total interest expense              5,260      5,442       (182)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $ 2,913      3,074       (161)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $431,000 in
     1998 and $296,000 in 1997.

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

    The allowance for loan losses was increased by net loan recoveries of $22,000 for the first quarter of 1998, reduced by net loan charge-offs of $99,000 for the second quarter of 1998 and reduced by net charge-offs of $66,000 for the third quarter of 1998. That compares to net charge-offs of $86,000 for the first quarter of 1997, $270,000 for the second quarter of 1997, and $39,000 for the third quarter of 1997. The allowance for loan losses was increased by a provision charged to expense of $173,000 for the first quarter of 1998, $172,000 for the second quarter of 1988 and $178,000 for the third quarter of 1998. That compares to $125,000 for the first quarter of 1997, $175,000 for the second quarter of 1997 and $225,000 for the third quarter of 1997.

    The balance of the allowance for loan losses was $4,294,000 at September 30, 1998 compared to $3,914,000 at December 31, 1997 and $2,437,000 at
September 30, 1997. The allowance for loan losses as a percent of outstanding loans was 1.51% at September 30, 1998 compared to 1.40% at December 31, 1997 and 1.27% at September 30, 1997.


                       FINANCIAL CONDITION

    Total assets increased $9,971,000 or 2.2% to $460,663,000 at September 30, 1998 compared to $450,692,000 at December 31, 1997. Total liabilities increased $7,495,000 or 1.8% to $415,080,000 and stockholders' equity increased $2,475,000 or 5.7% to $45,583,000.

    Loans, net of unearned income, increased $5,186,000 or 1.9% to $283,886,000 at September 30, 1998 compared to $278,700,000 at December 31,
1997. Commercial loans increased $9,498,000 or 10.5%; real estate construction loans decreased $14,205,000 or 41.8%; real estate mortgage loans increased $8,370,000 or 7.6%; and consumer loans increased $1,523,000 or 3.4%.

   Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $840,000 or 0.29% of total loans at September 30, 1998 compared to $1,117,000 or 0.40% of total loans at December 31, 1997. Detail of those balances plus repossessions is as follows:

(Dollars expressed in thousands)
                                       September 30, 1998   December 31, 1997
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
           Loans on nonaccrual
                status -
                 Commercial              $   44      .02%    $  111      .04%
                 Real Estate:
                  Construction              251      .09        385      .14
                  Mortgage                  192      .07        274      .10
                 Consumer                    59      .02         57      .02
                                         ______     ____     ______     ____
                                            546      .19        827      .30
                                          ______     ____     ______     ____
           Loans 90 days or more
                past due -
                 Commercial                  36      .01         48      .02
                 Real Estate:
                  Construction               --       --         --       --
                  Mortgage                  153      .05        112      .04
                 Consumer                    16      .01         30      .01
                                         ______     ____     ______     ____
                                            205      .07        190      .07
                                         ______     ____     ______     ____

           Restructured loans                89      .03        100      .03
                                         ______     ____     ______     ____
              Total nonperforming loans     840      .29%     1,117      .40%
                                                    ====                ====
              Other real estate             145                 295
              Repossessions                  38                 101
                                         ______              ______
              Total nonperforming assets $1,023              $1,513
                                         ======              ======

    The allowance for loan losses was 511.21% of nonperforming loans at September 30, 1998 compared to 350.40% of nonperforming loans at December 31, 1997.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 1998 and 1997, which would have been recorded under the original terms those loans, was approximately $36,000 and $28,000 for the nine months ended September 30, 1998 and 1997, respectively. Approximately $4,000 and $8,000 was actually recorded as interest income on such loans for the nine months ended September 30, 1998 and 1997, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 1998 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $7,222,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all have performed according to their contractual terms during the first nine months of 1998. The $7,768,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $2,000 to approximately $2,900,000. The average balance of nonaccrual and other "impaired" loans for the first nine months of 1998 was approximately $6,200,000. At September 30, 1998 the allowance for loan losses on impaired loans was $558,000 compared to $225,000 at December 31, 1997.

    As of September 30, 1998 and December 31, 1997 approximately $1,234,000 and $2,928,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk.

    Investments in debt and equity securities classified as available-for-sale decreased $6,862,000 or 8.8% to $71,561,000 at September 30, 1998 compared to $78,423,000 at December 31, 1997. Investments classified as available-for-sale are carried at fair value. At December 31, 1997 the market valuation account for the available-for-sale investments of $192,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $121,000 was reflected as a separate positive component of stockholders' equity. During 1998, the market valuation account was increased $504,000 to $696,000 to reflect the fair value of available-for-sale investments at September 30, 1998 and the net after tax increase resulting from the change in the market valuation adjustment of $318,000 increased the stockholders' equity component to $438,000 at September 30, 1998.

    Investments in debt securities classified as held-to-maturity increased $2,769,000 or 7.3% to $40,503,000 at September 30, 1998 compared to
$37,734,000 at December 31, 1997. Investments classified as held-to-maturity are carried at amortized cost. At September 30, 1998 and December 31, 1997 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $605,000 and $313,000, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $7,236,000 or 21.1% to $41,588,000 at September 30, 1998 compared to $34,352,000 at December 31, 1997. That increase primarily reflected an increase of $4,380,000 from investment activities and an increase of $5,945,000 in securities sold under agreement to repurchase.

    Premises and equipment increased $3,015,000 or 34.8% to $11,670,000 at September 30, 1998 compared to $8,655,000 at December 31, 1997. The increase reflected expenditures for premises and equipment of $3,395,000 and depreciation expense of $380,000. The expenditures for premises and equipment primarily reflected construction costs for renovating and expanding ENB's main bank building located in downtown Jefferson City and the purchase of a new core processing system for ENB. The renovation and expansion project is expected to be completed in the first quarter of 1999 and its cost is anticipated to not exceed $5,000,000.

    Total deposits increased $4,420,000 or 1.2% to $364,806,000 at September 30, 1998 compared to $360,386,000 at December 31, 1997. Demand deposits decreased $1,251,000 due to normal fluctuations and time deposits increased $5,670,000.

    Securities sold under agreements to repurchase increased $5,945,000 to $27,439,000 at September 30, 1998 compared to $21,494,000 at December 31, 1997 due primarily to funds obtained from the Jefferson City School district.

    The increase in stockholders' equity reflects net income of $3,235,000 less dividends declared of $1,078,000, and $318,000 in unrealized holding gains on investments in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1997.

Year 2000 Compliance

   Bancshares is committed to taking the necessary steps to enable both new and existing systems, applications and equipment to effectively process transactions up to and beyond Year 2000. To that end, Bancshares is well underway with its Year 2000 readiness program, having spent approximately $500,000 to date. The total cost of the program is currently estimated at $700,000, comprised of capital improvements of $600,000 and direct expense of $100,000. The capital improvements will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of Bancshares to continue its general business operations.

   Currently, Bancshares and its subsidiaries have substantially completed the following Year 2000 program initiatives:

   Completed a comprehensive analysis of current functions which might be impacted by Year 2000 issues and documented the results in a Year 2000 Assessment Report;
   Developed and implemented a detailed plan to address Year 2000 issues as identified, particularly as they pertain to software and hardware applications;
   Surveyed outside vendors to determine the degree of preparedness for the Year 2000 to uncover potential issues arising from such business counter parties;
   Raised organizational awareness not only with top management, but also at the staff level, and involved relevant business group leaders in reaching solutions;
   Implemented an ongoing purchasing/procurement plan which is responsive to Year 2000 concerns.

   The risk of failures of computer applications, systems and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated, multiple individual malfunctions and failures relating to Year 2000 issues can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including Bancshares, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner, and the potential for inaccurate processing of information. In recognition of these risks, Bancshares is focusing on mission critical applications in order that programming changes and equipment upgrades are largely completed, and that testing is underway, by December 31, 1998.

   In addition, Bancshares has begun developing contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions. Bancshares anticipates that such contingency plans will provide an additional level of security to it Year 2000 efforts already underway.

   The foregoing discussion of Year 2000 issues is based on current estimates of the management of Bancshares as to the amount of time and costs necessary to remediate and test the computers systems of Bancshares. Such estimates are based on the facts and circumstances existing at this time, and were derived utilizing multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third-party modification plans and implementation success, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the costs and results currently anticipated by Bancshares. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the planning and modification success attained by the business counter parties of Bancshares, and similar uncertainties.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    No response is provided to this item pursuant to Instruction 1. to Paragraph 305c of Regulation S-K.

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

     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the third quarter of 1998.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    November 13, 1998                      Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           ___________________________________
                                           Richard G. Rose, Treasurer
    November 13, 1998

                 EXCHANGE NATIONAL BANCSHARES, INC.

                         INDEX TO EXHIBITS

                   September 30, 1998 Form 10-Q


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