Form 10KSB
period 1998-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 1999-03-31
CIK 893847

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1998
                                OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to
          ______________.

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

     STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:
$34,884,576.

     THE AGGREGATE MARKET VALUE OF THE 530,737 SHARES OF VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK ON MARCH 16, 1999, IS $29,190,535. AS OF MARCH 16, 1999, THE ISSUER HAD
718,511 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE,
OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 1998 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

     ENB is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. To broaden its product offering and in response to customer demand, ENB began providing brokerage services to its customers in 1998.

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

     USB. USB was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. USB converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. USB has six banking offices: its principal office at 102 North Second Street in Clinton, Missouri; a downtown Clinton facility located at 115 North Main Street; a facility at 1603 East Ohio in Clinton; a facility inside the Clinton Wal-Mart located at 1712 East Ohio in Clinton; a facility located at 4th and Chestnut in Osceola, Missouri; and a facility located on Route 54 in Collins, Missouri. See "Item 2. Description of Property".

     USB is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. USB also began offering brokerage services to its customers in 1998.

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

EMPLOYEES

     As of December 31, 1998, Bancshares and its subsidiaries had approximately 150 full-time and 25 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

COMPETITION

     Bank holding companies and their subsidiaries and affiliates encounter intense competition from nonbanking as well as banking sources in all of their activities. The Banks' competitors include other commercial banks, savings and loan associations, savings banks, credit unions and money market mutual funds. Savings and loan associations and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. As a result, these thrift institutions are expected to continue to offer increased competition to commercial banks in the future. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. In the Banks' respective service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on the Banks' market share of deposits and loans in such service areas.

     ENB experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole County. ENB's principal competition for deposits and loans comes from four other banks within its primary service area of Jefferson City and, to an increasing extent, six other banks in nearby communities. Based on publicly available information, management believes that ENB is the second largest (in terms of assets) of the banks within Cole County. The main competition for ENB's trust services is from other commercial banks.

     The areas in which USB competes for deposits and loans are its primary service areas of Clinton, Collins and Osceola, Missouri and its secondary service area of the nearby communities in Henry and St. Clair counties. USB's principal competition for deposits and loans comes from eight other banks within its primary service area and, to an increasing extent, ten other banks in nearby communities. Based on publicly available information, management believes that USB is the largest (in terms of assets) of the banks within Henry and St. Clair counties. The main competition for USB's trust services is from the trust departments of other commercial banks in the Kansas City area.

REGULATION APPLICABLE TO BANCSHARES AND UNION

     GENERAL. Each of Bancshares and Union is a registered bank holding company within the meaning of the BHC Act, subject to the supervision of the Federal Reserve Board. Each of Bancshares and Union is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the BHC Act. Also, the Federal Reserve Board periodically examines both Bancshares and Union. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations.
Regulation by the Federal Reserve Board is intended to protect depositors of the Banks, not shareholders of Bancshares or of Union.

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

     LIMITATION ON CERTAIN ACTIVITIES. The BHC Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in, any activity other than banking or managing or controlling banks, and any activity which the Federal Reserve Board determines to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. In acting on an application to engage in such an activity, the Federal Reserve Board is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. This consideration includes an evaluation of the financial and managerial resources of the applicant, including its subsidiaries, and any company to be acquired, and the effect of the proposed transaction on those resources.

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

     The Federal Reserve Board recently issued a regulation effective on October 1, 1998 which increases the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1998, neither Bancshares nor Union had MSRs, NMSAs or PCCRs. As of December 31, 1998, Bancshares had $1,476,000 of CDIs, $8,563,000
of goodwill and $725,000 of other identified intangible assets.

     Effective October 1, 1998, the Federal Reserve Board amended its capital adequacy guidelines to permit bank holding companies to include as part of Tier 2 capital up to 45 percent of the pretax net unrealized holding gains on available-for-sale equity securities.

     The Federal Reserve Board's capital adequacy guidelines require a bank holding company to satisfy a Tier 1 Leverage Ratio, a total risk-based capital ratio and a Tier 1 risk-based capital ratio. Under the Tier 1 Leverage Ratio capital guideline, a bank holding company must have and maintain Tier 1 capital in an amount equal to at least 3.0% of its average total consolidated assets. In general, average total consolidated assets means the quarterly average total assets (net of the allowance for loan and lease losses) reported on a bank holding company's Consolidated Financial Statements (FR Y-9C Report), minus goodwill and any other intangible assets or investments in subsidiaries which are deducted from Tier 1 capital. The 3.0% minimum Tier 1 Leverage Ratio is considered the absolute minimum amount of Tier 1 capital which the most highly rated bank holding companies (those rated composite 1 under the BOPEC rating system for bank holding companies) or those bank holding companies that have implemented the risk-based capital market risk measure set forth in the Federal Reserve Board's capital adequacy guidelines are required to maintain. All other bank holding companies must maintain a minimum Tier 1 Leverage Ratio of 4.0%.

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

     Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk
associated with debt and equity positions in the trading
portfolio.   This regulation applies to any bank holding company
(i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more.
General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve which categorizes individual instruments and then assesses a fixed capital charge. Until September, 1997, an institution that used an internal model to measure specific risk, rather than the standardized approach, was required to hold capital for specific risk at least equal to 50 percent of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. As of September, 1997, the Federal Reserve has eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

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

     On December 31, 1998, Bancshares was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Bancshares had a Tier 1 leverage ratio of 7.87% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 12.94% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 11.69% (compared with a minimum requirement of 4%).

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

     Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a "deposit cap"), provided that such deposit limit does not discriminate against out-of-state bank holding companies. In 1995, Missouri enacted legislation that provides that a bank holding company whose bank subsidiaries were conducting business in states other than the state of Missouri as of January 1, 1995, may not charter de novo a bank or trust company under Missouri law or a national bank located in Missouri, and such bank holding company may not acquire any such bank or trust company or a national bank located in Missouri that has been in continuous existence for less than five years. This provision was enacted to implement a state option permitting bank charter age requirements under the Riegle-Neal Act. Missouri currently has a statewide deposit cap of 13%.

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

     MISSOURI BHC REGULATION. Under Missouri law, a bank holding company is prohibited from acquiring control over a bank, savings association or trust company which has its principal banking office in Missouri if such acquisition would cause the aggregate deposits held by all banks, savings associations and trust companies in which such bank holding company has an interest to exceed 13% of the total deposits of banking and savings institutions in Missouri. Further, an acquisition by a bank holding company of control of a bank or trust company which has its principal banking office in Missouri requires approval of the Missouri Director of Finance. Neither such limitation applies, however, in situations where the acquisition was requested by the Missouri Director of Finance, the FDIC or the Federal Reserve Board in order to protect the public interest against the failure or probable failure of a bank or trust company.

REGULATION APPLICABLE TO THE BANKS

     GENERAL. As a national bank, ENB is subject to regulation and examination primarily by the OCC. ENB is also regulated by the Federal Reserve Board and the FDIC. As a Missouri state non-member bank, USB is subject to regulation and examination by the Missouri Division of Finance and the FDIC. Regulation by these agencies is designed to protect depositors of ENB and USB rather than shareholders of Bancshares. Each of the OCC and the FDIC has the authority to issue cease and desist orders if it determines that activities of ENB or USB, respectively, represent unsafe and unsound banking practices or violations of law. In addition, the OCC and FDIC are empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

     REGULATORY CAPITAL REQUIREMENTS. The OCC and the FDIC have adopted minimum capital requirements applicable to national banks and state non-member banks, respectively, which are substantially similar to the capital adequacy guidelines established by the Federal Reserve Board for bank holding companies. There are, however, technical differences in the methodologies used to calculate the capital ratios.

     On December 31, 1998, ENB was in compliance with all of the OCC's minimum capital requirements. On such date ENB had a Tier 1 Leverage Ratio of 11.32% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 17.08% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 15.83% (compared with a minimum requirement of 4%).

     On December 31, 1998, USB was in compliance with all of the FDIC's minimum capital requirements. On such date USB had a Tier 1 Leverage Ratio of 8.41% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 16.50% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 15.25% (compared with a minimum requirement of 4%).

     CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC and FDIC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a

Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMEL rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMEL rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a
Tier 1 leverage ratio that is equal to or less than 2%.   Federal
banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, ENB was a well capitalized institution as of December 31, 1998, and under FDIC regulations, USB was a well capitalized institution as of December 31, 1998.

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

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of ENB and USB are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, ENB and USB are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 1999, both ENB's and USB's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

     In addition to any assessments that may be imposed by the
FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the
Financing Corporation on Savings Association Insurance Fund-assessable ("SAIF-assessable") deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits will be at a rate equal to one-fifth
(1/5) of the assessment rate for SAIF-assessable deposits.   As
of January 1, 1999, the annual assessment rate for BIF-assessable deposits was 1.22 basis points of assessable deposits and the annual assessment rate for SAIF-assessable deposits was 6.10 basis points of assessable deposits. As of January 1, 1999, ENB and USB only had BIF-assessable deposits, and their annual assessment rate was 1.22 basis points. Beginning on January 1, 2000, BIF-assessable deposits and SAIF-assessable deposits will be assessed by Financing Corporation at the same rate. This is likely to result in ENB and USB receiving an increased annual assessment from Financing Corporation.

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

     LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, under federal law the maximum amount that a national bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1998, ENB's lending limit under this regulation was approximately $5,619,000, and its current largest loan to one borrower (aggregate loans to the borrower and its related entities) was approximately $4,800,000.

     Missouri banking law imposes restrictions on a state-chartered bank's lending activities. According to Missouri law, the maximum amount that a bank may lend to any one person or entity is limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state. These restrictions have some exceptions. As of December 31, 1998, USB's lending limit under this law was approximately $2,421,000, and its current largest loan to one borrower was approximately $1,537,000.

     PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. These laws and related regulations are applicable to ENB. ENB has obtained approval from the OCC to pay up to $3,230,700 in dividends to Bancshares in 1999, although no assurances can be given that such dividends will be declared.

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

     Each of ENB and USB is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

     BANKING ACTIVITIES. The investments and activities of ENB are subject to substantial regulation by the OCC, the Federal Reserve Board and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

     The Missouri Division of Finance and the FDIC regulate or monitor all areas of USB's operations, including capital requirements; issuance of stock; declaration of dividends;
interest rates; deposits; record keeping; establishment of branches; acquisitions; mergers; loans; investments; borrowing; security requirements, devices and procedures; employee responsibility and conduct; and directors and affiliates. The
Missouri Division of Finance also limits the issuing of capital notes or debentures, holding of real estate and personal property and requires USB to maintain a certain ratio of reserves against deposits.

      YEAR 2000 SAFETY AND SOUNDNESS STANDARDS. On October 15, 1998, the Federal Reserve Board, the FDIC and the OCC adopted guidelines which establish the minimum safety and soundness standards for banks with respect to the Year 2000 readiness of
their computer systems.   The guidelines require that each bank,
in writing, (i) identify all internal and external mission-critical computer systems that are not Year 2000 ready; (ii) establish the priorities for accomplishing work and allocating resources to renovating internal mission-critical systems; (iii) identify the resource requirements and individuals assigned to the Year 2000 project on internal mission critical systems; (iv) establish reasonable deadlines for commencing and completing the renovation of such internal mission-critical systems; (v) develop and adopt a project plan that addresses the bank's Year 2000 renovation, testing, contingency planning, and management oversight process; and (vi) develop a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve Year 2000 readiness. Each bank was required to substantially complete the testing of the renovation of all internal mission-critical systems by December 1, 1998. The guidelines also require that each bank determine the ability of external third party suppliers to renovate external mission-critical systems that are not Year 2000 ready and to complete the renovation in sufficient time to substantially complete the testing of all external mission-critical systems by March 31, 1999. Furthermore, the guidelines require that each bank must complete the testing of all mission-critical systems by June 30, 1999.

     For additional information on the Year 2000 readiness of ENB and USB, see "Item 6. Management's Discussion and Analysis of
Financial Condition and Results of Operations--Year 2000."

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

     ENB and USB are subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $46.5 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $46.5 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $4.9 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1998, ENB was required to maintain a reserve balance of $2,552,000, and USB was required to maintain a reserve balance of $1,042,000.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Neither Bancshares nor Union owns or leases any property.

     The principal offices of Bancshares and ENB are located at 132 East High Street in the central business district of Jefferson City, Missouri. The building, which is owned by the Bank, is a three-story structure constructed in 1927. A recently completed renovation and expansion project increased usable office space from 14,000 square feet to approximately 33,000 square feet. All of this office space is currently used by Bancshares and ENB. Management believes that this facility is adequately covered by insurance.

     ENB also owns a branch banking facility at 3701 West Truman Boulevard in Jefferson City. This facility has approximately 21,000 square feet of usable office space, all of which is used for ENB operations, and has full drive-in facilities. ENB owns a second branch banking facility, which is located at 217 West Dunklin Street in Jefferson City. This facility is a one-story building which has approximately 2,400 square feet of usable office space, all of which is used for ENB operations. In addition, ENB has established a branch banking facility at 800 Eastland Drive in Jefferson City with approximately 4,100 square feet of usable office space. Management believes that the condition of these banking facilities presently is adequate for ENB's business and that these facilities are adequately covered by insurance.

     The principal offices of Union and USB are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by USB, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for UBS's operations. USB also operates five branch banking facilities, of which four are owned by it. USB owns its downtown Clinton branch, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable office space, all of which is used in USB operations. USB owns a second branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a one-story building which has approximately 5,760 square feet of usable office space, all of which is used for USB operations. USB leases its third Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. USB leases approximately 600 square feet of space at this facility under a five-year lease expiring in January 2004, with two five-year renewal options granted to USB. USB owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for USB operations. Finally, USB owns an approximately 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. Management believes that the condition of these banking facilities presently is adequate for USB's business and that these facilities are adequately covered by insurance.

     The Banks invest in all types of real estate mortgages, including mortgages on single family dwellings, multi-family dwellings, office buildings, unimproved land and land development loans. The limits of the Banks' investment in real estate mortgages is directed by guidelines contained in the respective Bank's loan policy. Changes in this policy do not require a vote of the security holders. It is the policy of each of the Banks to invest in real estate mortgages primarily for income. In regard to investment in real estate mortgages, the Banks intend to originate and service real estate mortgages but do not intend to warehouse those mortgages for possible capital gains. The turnover of the respective real estate mortgage portfolios of the Banks is greatly dependent upon interest rate trends but generally turns at a moderate level.

ITEM 3.  LEGAL PROCEEDINGS.

     None of Bancshares, Union or the Banks is involved in any material pending legal proceedings, other than routine litigation incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of the Company's Common Stock during the fourth quarter of the year ended December 31, 1998.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in Bancshares' 1998 Annual Report to Shareholders.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the captions "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Bancshares' 1998 Annual Report to Shareholders.

     STATEMENTS MADE IN THIS REPORT THAT ARE NOT HISTORICAL IN NATURE, OR THAT STATE THE COMPANY'S, OR MANAGEMENT'S INTENTIONS, HOPES, BELIEFS, EXPECTATIONS, OR PREDICTIONS OF THE FUTURE, ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AND INVOLVE RISKS AND UNCERTAINTIES. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

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

     PROFITABILITY DEPENDS ON ECONOMIC CONDITIONS IN THE
COMPANY'S PRIMARY MARKET AREA. The profitability of the Company is dependant on the profitability of its banking subsidiaries, The Exchange National Bank of Jefferson City and Union State Bank and Trust of Clinton, which are banks operating out of central Missouri. The Banks' financial conditions are affected by fluctuations in the economic conditions prevailing in that portion of Missouri in which the Banks' banking operations are located. Accordingly, the financial conditions of both the Banks and the Company would be adversely affected by deterioration in the general economic and real estate climate in the State of Missouri. The Banks' business is also subject to fluctuations in interest rates, national and local economic conditions, monetary and regulatory policies and consumer and institutional confidence in the Banks. The fluctuations are neither predictable nor controllable and may have materially adverse consequences upon the operations and financial condition of the Banks and the Company in the future even if other favorable events occur.

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

     PROVISIONS FOR POSSIBLE LOAN LOSSES. The Company makes a provision for loan losses based upon management's analysis of potential losses in the loan portfolio and consideration of prevailing economic conditions. The Company may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. See "Asset
Quality and Lending Risks." Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Company's loan portfolio, provision for loan losses, and real estate acquired by foreclosure. Such agencies may require the Company to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for possible loan losses, whether required as a result of regulatory review or initiated by the Company itself, may materially alter the financial outlook of the Banks and the Company.

     COMPETITION IN THE COMPANY'S MARKET AREA. The Banks experience substantial competition for deposits and loans within the Banks' service areas. The Banks' competitors include other commercial banks, savings and loan associations, savings banks, credit unions and money market mutual funds. Savings and loan associations and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. As a result, these thrift institutions are expected to continue to offer increased competition to commercial banks in the future. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. An increase in the intensity of competition from other banks in the central Missouri market could have a materially adverse impact on the operations and financial condition of the Banks and the Company. Moreover, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on the Banks' market share of deposits and loans in the Banks' respective service areas.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Pursuant to General Instruction E(2) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Bancshares' 1998 Annual Report to Shareholders.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Officers and Compensation--Executive Officers," and
(iv) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 10.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Officers and Compensation--Executive Compensation," (ii) the information under the caption "Executive Officers and Compensation--Profit-Sharing Trust," (iii) the information under the caption "Executive Officers and Compensation--Pension Plan," and (iv) the information under the caption "Election of Directors--Compensation of Directors", in each case, in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction E(3) to Form 10-KSB, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     1. The following consolidated financial statements of the Company and reports of the Company's independent auditors, included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 under the caption "Consolidated Financial Statements", are incorporated by reference in Item 7 to this report:

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December
               31, 1998 and 1997.

               Consolidated Statements of Income for each of the years ended December 31, 1998 1997, and 1996.

               Consolidated Statements of Stockholders'
               Equity and Comprehensive Income for each of the years ended December 31, 1998, 1997, and 1996.

               Consolidated Statements of Cash Flows for each of the years ended December 31, 1998, 1997, and 1996.

               Notes to Consolidated Financial Statements.

     2.   Exhibits:

Exhibit No.         Description

   3.1         Articles of Incorporation of the Company (filed as
               Exhibit 3(a) to the Company's Registration
               Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

   3.2         Bylaws of the Company (filed with the Registrant's
               Annual Report on Form 10-KSB for the year ended
               December 31, 1997 as Exhibit 3.2 and incorporated herein by reference).

   4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

   10.1 Employment Agreement, dated November 3, 1997, between the Registrant and James E. Smith (filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 as Exhibit
               10.4 and incorporated herein by reference).*

   13 The Registrant's 1998 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-KSB shall be deemed to be filed with the Commission).

    21         List of Subsidiaries (filed with the Registrant's
               Annual Report on Form 10-KSB for the year ended
               December 31, 1997 as Exhibit 21 and incorporated herein by reference).

    27         Financial Data Schedule.
_______________________
* Management contracts or compensatory plans or arrangements required to be identified by Item 13(a).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the three month period ended December 31, 1998.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXCHANGE NATIONAL BANCSHARES, INC.


Dated:  March 29, 1999             By /s/ Donald L. Campbell
                                        Donald L. Campbell, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                    Signature and Title

March 29, 1999           /s/ Donald L. Campbell
                         Donald L. Campbell, President and
                         Chairman of the Board of Directors
                         (Principal Executive Officer)

March 17, 1999           /s/ Richard G. Rose
                         Richard G. Rose, Treasurer (Principal
                         Financial Officer and Principal
                         Accounting Officer)

March 17, 1999           /s/ David T. Turner
                         David T. Turner, Director

March 17, 1999           /s/ James R. Loyd
                         James R. Loyd, Director

March 29, 1999           /s/ Charles G. Dudenhoeffer, Jr.
                         Charles G. Dudenhoeffer, Jr., Director

March 29, 1999           /s/ David R. Goller
                         David R. Goller, Director

March 29, 1999           /s/ Philip D. Freeman
                         Philip D. Freeman, Director

March 17, 1999           /s/ Kevin L. Riley
                         Kevin L. Riley, Director

March 29, 1999           /s/ James E. Smith
                         James E. Smith, Director

                          EXHIBIT INDEX


Exhibit No.                   Description                Page No.

3.1       Articles of Incorporation of the Company             **
          (filed as Exhibit 3(a) to the Company's
          Registration on Form S-4 (Registration No.
          33-54166) and incorporated herein
          by reference).

3.2       Bylaws of the Company (filed with the                **
          Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 as Exhibit 3.2 and incorporated herein by reference).

4         Specimen certificate representing shares of the      **
          Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (Registration No. 33-054166 and incorporated herein by reference).

10.1      Employment Agreement, dated November 3, 1997,        **
          between the Registrant and James E. Smith (filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 as Exhibit
          10.4 and incorporated herein by reference).*

13        The Registrant's 1998 Annual Report to Shareholders  __
          (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-
          KSB shall be deemed to be filed with the Commission)

21        List of Subsidiaries (filed with the Registrant's    **
          Annual Report on Form 10-KSB for the year ended
          December 31, 1997 as Exhibit 21 and incorporated herein by reference).

27        Financial Data Schedule.                                    __
_______________________
*    Management contracts or compensatory plans or
     arrangements required to be identified by Item 13(a).
**   Incorporated by reference from previous filings.