Form 10-Q
period 1999-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 1999-05-13
CIK 893847

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
 For the quarterly period ended March 31, 1999
                                                                              or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from                            to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes     [ ] No
   As of May 1, 1999, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

                        Page 1 of 25 pages
               Index to Exhibits located on page 25

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                  March 31,       December 31,
                                                     1999              1998
                                                 ____________     ____________
ASSETS
Loans:
  Commercial                                     $100,085,365       98,298,265
  Real estate -- construction                      20,818,000       19,414,000
  Real estate -- mortgage                         120,556,248      123,534,055
  Consumer                                         46,774,383       46,971,185
                                                 ____________     ____________
                                                  288,233,996      288,217,505
  Less allowance for loan losses                    4,566,934        4,412,921
                                                 ____________     ____________
      Loans, net                                  283,667,062      283,804,584
                                                 ____________     ____________
Investment in debt and equity securities:
  Available-for-sale, at fair value                71,660,503       70,316,733
  Held-to-maturity, fair value of
    $29,333,478 at March 31, 1999 and
    $31,390,916 at December 31, 1998               28,807,145       30,748,943
                                                 ____________     ____________
      Total investment in debt
        and equity securities                     100,467,648      101,065,676
                                                 ____________     ____________

Federal funds sold                                 30,100,000       26,400,000
Cash and due from banks                            13,948,355       19,803,744
Premises and equipment                             12,394,546       12,064,252
Accrued interest receivable                         3,860,482        3,794,092
Intangible assets                                  10,576,971       10,763,915
Other assets                                        1,454,959        1,007,111
                                                 ____________     ____________
                                                 $456,470,023      458,703,374
                                                 ============     ============

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)

                                                  March 31,      December 31,
                                                    1999             1998
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 49,785,411       54,765,805
Time deposits                                    318,164,935      318,755,981
                                                ____________     ____________
      Total deposits                             367,950,346      373,521,786

Securities sold under agreements to repurchase    19,718,261       16,990,911
Interest-bearing demand notes to U.S. Treasury       374,080          675,941
Other borrowed money                              17,150,568       17,150,568
Accrued interest payable                           2,078,953        2,166,955
Other liabilities                                  2,534,475        2,084,031
                                                ____________     ____________
      Total liabilities                          409,806,683      412,590,192
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Retained earnings                               44,479,858       43,730,026
  Accumulated other comprehensive income             183,482          383,156
                                                ____________     ____________
      Total stockholders' equity                  46,663,340       46,113,182
                                                ____________     ____________
                                                $456,470,023      458,703,374
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)


                                               Three Months Ended
                                                   March 31,
                                            _______________________
                                               1999        1998
                                            ___________ ___________
Interest income                             $ 7,652,736   8,093,756

Interest expense                              3,869,723   4,423,528
                                            ___________ ___________
Net interest income                           3,783,013   3,670,288

Provision for loan losses                       180,000     172,500
                                            ___________ ___________
Net interest income after
  provision for loan losses                   3,603,013   3,497,728

Noninterest income                              722,775     701,839

Noninterest expense                           2,659,700   2,487,969
                                            ___________ ___________
Income before
  income taxes                            1,666,088   1,711,598

Income taxes                                557,000     564,545
                                        ___________ ___________
Net income                              $ 1,109,088   1,147,053
                                        =========== ===========

Basic and diluted earnings per share          $1.54        1.60
                                              =====       =====

Dividends per share:

   Declared                                   $0.50        0.50
                                              =====       =====

   Paid                                       $0.50        0.50
                                              =====       =====

See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   __________________________
                                                       1999           1998
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 1,109,088      1,147,053
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          180,000        172,500
    Depreciation expense                               188,680        133,343
    Net amortization of debt securities
     premiums and discounts                             82,228         52,683
    Amortization of intangible assets                  186,944        208,942
    Decrease (increase) in
     accrued interest receivable                       (66,390)       247,292
    Increase in other assets                          (330,580)      (151,675)
    Increase (decrease)in accrued interest payable     (88,002)        86,119
    Increase in other liabilities                      450,444        791,250
    Net securities gains                                  --           (6,491)
    Other, net                                         (70,264)       129,243
  Origination of mortgage loans for sale           (11,043,083)   (19,328,390)
  Proceeds from the sale of mortgage loans
   held for sale                                    11,043,083     19,328,390
                                                   ___________    ___________
     Net cash provided by operating activities       1,642,148      2,810,259
                                                   ___________    ___________
Cash flows from investing activities:
  Net decrease (increase) in loans                    (117,231)     2,199,205
  Purchases of available-for-sale debt securities  (10,174,564)    (4,690,922)
  Purchases of held-to-maturity debt securities           --      (18,721,051)
  Proceeds from maturities of debt securities:
   Available-for-sale                                3,334,517      6,057,503
   Held-to-maturity                                  1,296,906      6,725,852
  Proceeds from calls of debt securities:
   Available-for-sale                                5,125,000      6,455,029
   Held-to-maturity                                    617,000        559,076
  Purchases of premises and equipment                 (518,974)      (788,473)
  Proceeds from sales of other real estate
   owned and repossessions                             145,015        302,327
                                                   ___________    ___________
     Net cash used in
       investing activities                           (292,331)    (1,901,454)
                                                   ___________    ___________

Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   __________________________
                                                       1999           1998
                                                   ___________    ___________
Cash flows from financing activities:
  Net decrease in demand deposits                   (4,980,394)    (2,505,119)
  Net increase in interest-bearing
   transaction accounts                                132,673      4,323,908
  Net increase (decrease) in time deposits            (723,719)       231,469
  Net increase in securities sold
   under agreements to repurchase                    2,727,350     15,429,660
  Net decrease in interest-bearing
   demand notes to U.S. Treasury                      (301,861)    (2,885,533)
  Proceeds from Federal Home Loan Bank borrowings         --        2,800,000
  Repayment of other borrowed money                       --       (2,803,000)
  Cash dividends paid                                 (359,255)      (359,255)
                                                   ___________    ___________
     Net cash provided by (used in)
       financing activities                         (3,505,206)    14,232,130
                                                    ___________    ___________

     Net increase (decrease)in cash
       and cash equivalents                         (2,155,389)    15,140,935
Cash and cash equivalents, beginning of period      46,203,744     34,352,050
                                                   ___________    ___________
Cash and cash equivalents, end of period           $44,048,355     49,492,985
                                                   ===========    ===========

Supplemental disclosure of cash flow information-
  Cash paid (received) during period for:
   Interest                                        $ 3,957,725      4,337,409
   Income taxes                                         90,393        (16,054)

Supplemental schedule of noncash investing activities-
 Other real estate and repossessions
   acquired in settlement of loans                      89,051        447,470

       See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

            Three Months Ended March 31, 1999 and 1998

    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB) and Union State Bancshares, Inc.(Union) which owns 100% of Union State Bank and Trust of Clinton (USB). Bancshares acquired ENB on April 7, 1993. Bancshares acquired Union on November 3, 1997.

   Earnings per share is computed by dividing net income by 718,511, the weighted average number of common shares outstanding during the three month periods ended March 31, 1999 and 1998. Due to the fact Bancshares has no dilutive instruments, basic earnings per share and dilutive earnings per share are equal.

    On January 1, 1998 Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three-month periods ended March 31, 1999 and 1998, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1999 and 1998 is summarized as follows:

                                                   Three Months Ended
                                                       March 31,
                                                _______________________
                                                    1999        1998
                                                 ___________  __________
     Net income                                 $ 1,109,088   1,147,053
     Other comprehensive income (loss):
        Net unrealized holding gains
          (losses) on investments in debt
          and equity securities
          available-for-sale                       (199,674)     73,149
        Adjustment for net securities gains
          realized in net income, net
          of applicable income taxes                    --       (4,089)

        Total other comprehensive income (loss)    (199,674)     69,060
                                                 ___________  __________
        Comprehensive income                    $   909,414   1,216,113
                                                ===========  ==========

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133.

   In October 1998, the FASB issued Statement of Financial Accounting
Standard No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS 134) which conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. Since the Company does not securitize any mortgage loans, SFAS 134 had no impact on the Company's consolidated financial position and results of operations.

    Through the respective branch network, ENB and USB provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City and Clinton, Missouri. The products and services offered to customers primarily within their respective geographical areas. The business segments results which follow are consistent with the Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

                                            March 31, 1999
                              The Exchange     Union
                                National     State Bank
                                 Bank of      and Trust     Corporate
                              Jefferson City  of Clinton    and other     Total
Balance sheet information:
  Loans, net of allowance
    for loan losses             $204,049,467    79,617,595        --      283,667,062
  Debt and equity securities      66,092,720    34,374,928        --      100,467,648
  Total assets                   306,317,146   150,101,217       51,660   456,470,023
  Deposits                       249,168,539   120,523,750   (1,741,943)  367,950,346
  Stockholders' equity            34,634,899    22,247,757  (10,219,316)   46,663,340
                                 ===========   ===========   ==========   ===========

                                            December 31, 1998
                                The Exchange     Union
                                  National     State Bank
                                   Bank of      and Trust     Corporate
                               Jefferson City  of Clinton     and other     Total
Balance sheet information:
  Loans, net of allowance
    for loan losses             $201,929,359    81,875,225        --      283,804,584
  Debt and equity securities      64,721,489    36,344,187        --      101,065,676
  Total assets                   304,838,954   153,830,907       33,513   458,703,374
  Deposits                       250,661,815   124,471,279   (1,611,308)  373,521,786
  Stockholders' equity            34,473,970    22,058,347  (10,419,135)   46,113,182
                                 ===========   ===========   ==========   ===========

                                      Three Months Ended
                                         March 31, 1999
                                 The Exchange     Union
                                   National     State Bank
                                    Bank of      and Trust     Corporate
                               Jefferson City    of Clinton    and other     Total
Statement of income information:
  Total interest income           $5,276,436     2,376,300        --        7,652,736
  Total interest expense           2,459,053     1,208,715      201,955     3,869,723
  Net interest income              2,817,383     1,167,585     (201,955)    3,783,013
  Provision for loan losses          150,000        30,000        --          180,000
  Noninterest income                 585,403       137,372        --          722,775
  Noninterest expense              1,797,783       811,550       50,367     2,659,700
  Income taxes                       465,150       177,250      (85,400)      557,000
  Net income (loss)                  989,853       286,157     (166,922)    1,109,088
                                   =========     =========     =========    =========

                                        Three Months Ended
                                           March 31, 1998
                                 The Exchange     Union
                                   National     State Bank
                                   Bank of      and Trust     Corporate
                                Jefferson City  of Clinton    and other     Total
Statement of income information:
  Total interest income           $5,685,768     2,407,988        --        8,093,756
  Total interest expense           2,920,341     1,262,568      240,619     4,423,528
  Net interest income              2,765,427     1,145,420     (240,619)    3,670,228
  Provision for loan losses          150,000        22,500        --          172,500
  Noninterest income                 573,108       128,731        --          701,839
  Noninterest expense              1,674,138       756,825       57,006     2,487,969
  Income taxes                       488,000       165,545      (89,000)      564,545
  Net income (loss)                1,026,397       329,281     (208,625)    1,147,053
                                   =========     =========     =========    =========

 The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1998 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-KSB for the year ended December 31, 1998 as
Exhibit 13.


PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY, INCLUDING EFFECTS OF THE YEAR 2000 PROBLEM. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.



    Net income for the three months ended March 31, 1999 of $1,109,000 decreased $38,000 when compared to the first quarter of 1998. Earnings per common share for the first quarter of 1999 of $1.54 decreased 6 cents or 3.8% when compared to the first quarter of 1998.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                                 Three Months
                                                     Ended
                                                   March 31,
                                                _______________
                                                 1999    1998
                                                _______ _______
    Interest income                             $ 7,653   8,094
    Fully taxable equivalent (FTE) adjustment       144     151
                                                _______ _______
    Interest income (FTE basis)                   7,797   8,245
    Interest expense                              3,870   4,423
                                                _______ _______
    Net interest income (FTE basis)               3,927   3,822
    Provision for loan losses                       180     173
                                                _______ _______
    Net interest income after provision
       for loan losses (FTE basis)                3,747   3,649
    Noninterest income                              723     702
    Noninterest expense                           2,660   2,488
                                                _______ _______
    Earnings before income taxes
       (FTE basis)                                1,810   1,863
                                                _______ _______
    Income taxes                                    557     565
    FTE adjustment                                  144     151
                                                _______ _______
    Income taxes (FTE basis)                        701     716
                                                _______ _______
    Net income                                  $ 1,109   1,147
                                                ======= =======

     Net interest income on a fully taxable equivalent basis increased $105,000 or 2.7% to $3,927,000 or 3.88% of average earning assets for the first quarter of 1999 compared to $3,822,000 or 3.67% of average earning assets for the same period of 1998. The provision for loan losses for the three months ended March 31, 1999 was $180,000 compared to $173,000 for the same period of 1998.

   Noninterest income and noninterest expense for the three month periods ended March 31, 1999 and 1998 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                           March 31,      Increase (decrease)
                                        ________________   __________________
                                         1999     1998      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   261      233         28     12.0 %
   Trust department income                   87      187       (100)   (53.5)
   Mortgage loan servicing fees             112       95         17     17.9
   Gain on sales of mortgage loans          152       87         65     74.7
   Net gain on sales and calls
    of debt securities                       --        6         (6)  (100.0)
   Credit card fees                          29       35         (6)   (17.1)
   Other                                     82       59         23     39.0
                                        _______  _______    _______
                                        $   723      702         21      3.0 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 1,474    1,342        132      9.8 %
   Occupancy expense                        155      117         38     32.5
   Furniture and equipment expense          260      204         56     27.5
   FDIC insurance assessment                 17       17         --      --
   Advertising and promotion                 50       58         (8)   (13.8)
   Postage, printing, and supplies          119      146        (27)   (18.5)
   Legal, examination, and
      professional fees                      58       68        (10)   (14.7)
   Credit card expenses                      19       23         (4)   (17.4)
   Credit investigation and loan
      collection expenses                    37       42         (5)   (11.9)
   Amortization of intangible assets        187      209        (22)   (10.5)
   Other                                    284      262         22      8.4
                                        _______  _______    _______
                                        $ 2,660    2,488        172      6.9 %
                                        =======  =======    =======

    Noninterest income increased $21,000 or 3.0% to $723,000 for the first quarter of 1999 compared to $702,000 for the same period of 1998. The $28,000 or 12.0% increase in service charges on deposit accounts is due to improved collections of charges as opposed to increases in product pricing. The $100,000 or 53.5% decline in trust department income is the result of the receipt of an unusually large estate distribution fee at ENB in 1998. The $65,000 or 74.7% increase in gain on sales of mortgage loans is due to higher margins on the sale of mortgage loans in the first quarter of 1999 compared to 1998. The Company sold $11,043,000 of loans during the first quarter of 1999 compared to $19,328,000 during the same period in 1998. The $23,000 or 39.0% increase in other noninterest income includes $14,000 of commissions earned on sales of investment products through a relationship with a third party investment company. This relationship was established during the latter part of 1998.

    Noninterest expense increased $172,000 or 6.9% to $2,660,000 for the first quarter of 1999 compared to $2,488,000 for the first quarter of 1998. Salaries and benefits increased $132,000 or 9.8%. Of this increase, $123,000 represents increased salary expense as a result of normal salary increases plus additional employees. The $38,000 or 32.5% increase in occupancy expense and the $56,000 or 27.5% increase in furniture and equipment expense are primarily related to a renovation project at ENB's main banking facility which was completed during March 1999.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.4% for the first quarter of 1999 compared to 33.0% for the first quarter of 1998. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.7% for the first quarter of 1999 and 38.4% for the first quarter of 1998.


NET INTEREST INCOME

    Fully taxable equivalent net interest income increased $105,000 or 2.7% for the three month period ended March 31, 1999 compared to the same period in 1998. Although total interest earning assets declined $11,983,000 or 2.8%, net interest income and the net interest margin increased due to the loss of some public fund repurchase agreements the proceeds of which had been invested in low margin securities.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 1999 and 1998.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                           March 31, 1999                March 31, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $ 97,478     $2,056   8.55%  $ 89,896     $1,959   8.84%
 Real estate           140,567      2,868   8.27    142,024      3,051   8.71
 Consumer               46,496      1,007   8.78     44,137        964   8.86
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies             70,825      1,034   5.92     91,689      1,394   6.17
  State and municipal   26,964        482   7.25     27,300        503   7.47
  Other                  1,422         23   6.56      1,536         26   6.86
Federal funds sold      26,680        324   4.93     25,758        341   5.37
Interest-bearing
 deposits                  230          3   5.29        305          7   9.31
                      ________     ______          ________     ______
  Total interest
   earning assets      410,662      7,797   7.70    422,645      8,245   7.91
All other assets        42,482                       41,077
Allowance for loan
 losses                 (4,490)                      (4,015)
                      ________                     ________
  Total assets        $448,654                     $459,707
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                           March 31, 1999                March 31, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 54,318      $ 303   2.26%  $ 56,216     $  356   2.57%
Savings                 35,705        255   2.90     33,978        306   3.65
Money market            40,361        377   3.79     39,332        381   3.93
Deposits of
 $100,000 and over      24,614        341   5.39     28,216        385   5.53
Other time deposits    162,632      2,100   5.27    158,340      2,218   5.68
                      ________     ______          ________     ______
  Total time deposits  317,630      3,376   4.31    316,082      3,646   4.68
Securities sold under
 agreements to
 repurchase             16,025        202   5.11     31,772        442   5.64
Interest-bearing demand
 notes to U.S. Treasury    449          7   6.32        606         14   9.37
Other borrowed money    17,150        285   6.74     19,050        321   6.83
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         351,254      3,870   4.47    367,510      4,423   4.88
                                   ______                       ______
Demand deposits         46,970                       44,284
Other liabilities        3,878                        4,254
                      ________                     ________
  Total liabilities    402,102                      416,048
Stockholders' equity    46,552                       43,659
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $448,654                     $459,707
                      ========                     ========
Net interest income                $ 3,927                      $ 3,822
                                   =======                      =======
Net interest margin/4/                      3.88%                        3.67%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $144,000 in 1999 and $151,000 in 1998.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.

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

(Dollars expressed in thousands)
                                         Three Months Ended March
                                         31, 1999 Compared to Three
                                        Months Ended March 31, 1998
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $    97        161        (64)
  Real estate /2/                        (183)       (31)      (152)
  Consumer                                 43         51         (8)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (360)      (307)       (53)
  State and municipal /2/                 (21)        (6)       (15)
  Other                                    (3)        (2)        (1)
Federal funds sold                        (17)        12        (29)
Interest-bearing deposits                  (4)        (2)        (2)
                                      _______    _______   ________
    Total interest income                (448)      (124)      (324)

Interest expense:
NOW accounts                              (53)       (12)       (41)
Savings                                   (51)        15        (66)
Money market                               (4)        10        (14)
Deposits of
  $100,000 and over                       (58)       (48)       (10)
Other time deposits                      (104)        59       (163)
Securities sold under
  agreements to repurchase               (240)      (201)       (39)
Interest-bearing demand
  notes to U.S. Treasury                   (7)        (3)        (4)
Other borrowed money                      (36)       (32)        (4)
                                      _______    _______   ________
    Total interest expense               (553)      (212)      (341)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   105         88         17
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $144,000 in
     1999 and $151,000 in 1998.

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

    The allowance for loan losses was decreased by net loan charge-offs of $25,987 for the first quarter of 1999 compared to net recoveries of $21,855 for the first quarter of 1998. The allowance for loan losses was increased by a provision charged to expense of $180,000 for the first quarter of 1999 compared to $172,500 for the first quarter of 1998.

    The balance of the allowance for loan losses was $4,566,934 at March 31, 1999 compared to $4,412,921 at December 31, 1999 and $4,118,738 at March 31,
1998. The allowance for loan losses as a percent of outstanding loans was 1.58% at March 31, 1999 compared to 1.53% at December 31, 1998 and 1.49% at March 31, 1998.


                       FINANCIAL CONDITION

    Total assets decreased $2,233,351 or 0.5% to $456,470,023 at March 31, 1999 compared to $458,703,374 at December 31, 1998. Total liabilities decreased $2,783,509 or 0.7% to $409,806,683 and stockholders' equity increased $550,158 or 1.2% to $46,663,340.

    Loans increased $16,491 or 0.1% to $288,233,996 at March 31, 1999 compared to $288,217,505 at December 31, 1998. Commercial loans increased $1,787,100 or 1.8%; real estate construction loans increased $1,404,000 or 7.2%; real estate mortgage loans decreased $2,977,807 or 2.4%; and consumer loans decreased $196,802 or 0.4%.

    Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $1,489,000 or 0.52% of total loans at March 31, 1999 compared to $810,000 or 0.28% of total loans at December 31, 1998. Detail of those balances plus other real estate and repossessions is as follows:

(Dollars expressed in thousands)
                                         March 31, 1999     December 31, 1998
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
     Nonaccrual loans:
         Commercial                       $ 102      .03%    $  102      .04%
         Real Estate:
           Construction                     392      .14        274      .09
           Mortgage                         755      .26        272      .09
         Consumer                            46      .02         59      .02
                                         ______     ____     ______     ____
                                          1,295      .45        707      .24
                                          ______     ____     ______     ____
     Loans contractually past-due 90 days
       or more and still accruing:
         Commercial                          --       --         --       --
         Real Estate:
           Construction                      --       --         --       --
           Mortgage                         106      .04         --       --
         Consumer                             8       --         18      .01
                                         ______     ____     ______     ____
                                            114      .04         18      .01
                                         ______     ____     ______     ____

           Restructured loans                80      .03         85      .03
                                         ______     ____     ______     ____
              Total nonperforming loans   1,489      .52%       810      .28%
                                                    ====                ====
              Other real estate              80                  85
              Repossessions                  43                  93
                                         ______              ______
              Total nonperforming assets $1,612              $  988
                                         ======              ======

    The allowance for loan losses was 306.71% of nonperforming loans at March 31, 1999 compared to 544.81% of nonperforming loans at December 31, 1998. The $483,000 increase to $755,000 in nonaccrual mortgage loans is primarily represented by one credit totaling approximately $344,000. The $96,000 increase to $114,000 in loans past-due 90 days or more and still accruing consists of two residential mortgages that were 90 days past due at March 31, 1999. No significant loss is expected from these credits.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 1999 and 1998, which would have been recorded under the original terms those loans, was approximately $24,000 and $19,000 for the three months ended March 31, 1999 and 1998, respectively. Approximately $3,000 and $1,000 was actually recorded as interest income on such loans for the three months ended March 31, 1999 and 1998, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at March 31, 1999 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $6,373,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all have performed according to their contractual terms during the first quarter of 1999. The $6,373,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $3,100,000. The average balance of nonaccrual and other "impaired" loans for the first three months of 1999 was approximately $7,707,000. At March 31, 1999 the allowance for loan losses on impaired loans was $574,000 compared to $554,000 at December 31, 1998.

    As of March 31, 1999 and December 31, 1998 approximately $1,812,000 and $2,457,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk.

    Investment in debt and equity securities classified as available-for-sale increased $1,343,770 or 1.9% to $71,660,503 at March 31, 1999 compared to
$70,316,733 at December 31, 1998. Investments classified as available-for-sale are carried at fair value. At December 31, 1998 the market valuation account for the available-for-sale investments of $608,184 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $383,156 was reflected as a separate positive component of stockholders' equity. During 1999, the market valuation account was decreased $316,942 to $291,242 to reflect the fair value of available-for-sale investments at March 31, 1999 and the net after tax decrease resulting from the change in the market valuation adjustment of $199,674 decreased the stockholders' equity component to $183,482 at March 31, 1999.

    Investments in debt securities classified as held-to-maturity decreased $1,941,798 or 6.3% to $28,807,145 at March 31, 1999 compared to $30,748,943 at
December 31, 1998. Investments classified as held-to-maturity are carried at amortized cost. At March 31, 1999 and December 31, 1998 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $526,000 and $642,000, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $2,155,389 or 4.7% to $44,048,355 at March 31, 1999 compared to $46,203,744 at December 31, 1998.

    Premises and equipment increased $380,294 or 2.7% to $12,394,546 at March 31, 1999 compared to $12,064,252 at December 31, 1998. The increase reflected expenditures for premises and equipment of $518,974 and depreciation expense of $188,680. The expenditures for premises and equipment primarily reflected construction costs for renovating and expanding ENB's main bank building located in downtown Jefferson City. The renovation and expansion project was substantially completed by March 31, 1999 at a cost of approximately $5,500,000.

    Total deposits decreased $5,571,440 or 1.5% to $367,950,346 at March 31, 1999 compared to $373,521,786 at December 31, 1998. Demand deposits decreased $4,980,394 due to seasonal fluctuations and time deposits decreased $591,046.

    Securities sold under agreements to repurchase increased $2,727,350 to $19,718,261 at March 31, 1999 compared to $16,990,911 at December 31, 1998 due primarily to new funds obtained from a public entity.

    The increase in stockholders' equity reflects net income of $1,109,088 less dividends declared of $359,255 and $199,674 in unrealized holding losses on investment in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1998.

Year 2000 Compliance

Bancshares is committed to taking the necessary steps to enable both new and existing systems, applications and equipment to effectively process transactions up to and beyond Year 2000. To that end, Bancshares is well underway with its Year 2000 readiness program, having spent approximately $500,000 to date. The total cost of the program is currently estimated at $750,000, comprised of capital improvements of $650,000 and direct expense of $100,000. The capital improvements will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of Bancshares to continue its general business operations.

Currently, Bancshares and its subsidiaries have substantially completed the following Year 2000 program initiatives:

   Completed a comprehensive analysis of current functions which might be impacted by Year 2000 issues and documented the results in a Year 2000 Assessment Report
   Developed and implemented a detailed plan to address Year 2000 issues as identified, particularly as they pertain to software and hardware applications
   Surveyed outside vendors to determine the degree of preparedness for the Year 2000 to uncover potential issues arising from such business counter parties
   Raised organizational awareness not only with top management, but also at the staff level, and involved business group leaders in reaching solutions
   Implemented an ongoing purchase/procurement plan which is responsive to Year 2000 concerns.

The risk of failures of computer applications, systems and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated, multiple individual malfunctions and failures relating to Year 2000 issues can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including Bancshares, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner, the potential for inaccurate processing information. In recognition of these risks, Bancshares is focusing on mission critical applications in order that programming changes and equipment upgrades were well underway by March 31, 1999. The only major system that had not been upgraded by March 31, 1999 was ENB's teller system and that system is scheduled to be replaced and tested by the end of the second quarter 1999.

In addition, Bancshares has begun developing contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions and securing contingency funding sources. Bancshares anticipated that such contingency plans will provide an additional level of security to its Year 2000 efforts already underway. Bancshares is also participating with other financial institutions in a Year 2000 focus group in the central Missouri area. The goal of this group is to educate the general public about Year 2000 issues in general and the banks' preparedness for the Year 2000 changes in particular.

The foregoing discussion of Year 2000 issues is based on current estimated of the management of Bancshares as to the amount of time and costs necessary to remediate and test the computer systems of Bancshares. Such estimates are based on the facts and circumstances existing at this time, and were derived utilizing multiple assumptions of future events, including, but not limited to, the continue availability of certain resources, third-party modification plans and implementation success, and other factors. However, there can be no guarantee that these estimated will be achieved, and actual costs and results could differ materially from the costs and results currently anticipated by Bancshares. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the planning and modification success attained by the business counter parties of Bancshares, and similar uncertainties.




Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    No response is provided to this item pursuant to Instruction 1. to Paragraph 305c of Regulation S-K.

                    PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                               None

Item 2.  Changes in Securities                                           None

Item 3.  Defaults Upon Senior Securities                                 None

Item 4.  Submission of Matters to a Vote of Security Holders             None

Item 5.  Other Information                                               None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.   Description

    3.1      Articles of Incorporation of the Company (filed as
             Exhibit 3(a) to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).



    3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (Commission file number 0-23636) and incorporated herein by reference).



      4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).



     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the first quarter of 1999.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    May 13, 1999                           Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           ___________________________________
                                           Richard G. Rose, Treasurer
    May 13, 1999

                 EXCHANGE NATIONAL BANCSHARES, INC.

                         INDEX TO EXHIBITS

                     March 31, 1999 Form 10-Q


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



     27      Financial Data Schedule                                     25










             **  Incorporated by reference.