Form 10-Q
period 1999-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1999-08-13
CIK 893847

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
 For the quarterly period ended June 30, 1999
                                                                              or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from           to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes     [ ] No
   As of August 3, 1999, the registrant had 718,511 shares of common stock, par value $1.00 per share, outstanding.

                        Page 1 of 31 pages
               Index to Exhibits located on page 30

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                                   June 30,       December 31,
                                                     1999              1998
                                                 ____________     ____________
ASSETS
Loans:
  Commercial                                     $103,994,840       98,298,265
  Real estate -- construction                      22,870,000       19,414,000
  Real estate -- mortgage                         128,891,004      123,534,055
  Consumer                                         48,159,717       46,971,185
                                                 ____________     ____________
                                                  303,915,561      288,217,505
  Less allowance for loan losses                    4,678,726        4,412,921
                                                 ____________     ____________
      Loans, net                                  299,236,835      283,804,584
                                                 ____________     ____________
Investment in debt and equity securities:
  Available-for-sale, at fair value                75,339,147       70,316,733
  Held-to-maturity, at cost, fair value
    of $24,177,889 at June 30, 1999 and
    $31,390,916 at December 31, 1998               24,008,746       30,748,943
                                                 ____________     ____________
      Total investment in debt
        and equity securities                      99,347,893      101,065,676
                                                 ____________     ____________

Federal funds sold                                 30,725,000       26,400,000
Cash and due from banks                            15,434,746       19,803,744
Premises and equipment                             12,724,029       12,064,252
Accrued interest receivable                         4,127,693        3,794,092
Intangible assets                                  10,390,026       10,763,915
Other assets                                        1,306,665        1,007,111
                                                 ____________     ____________
                                                 $473,292,887      458,703,374
                                                 ============     ============

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)

                                                   June 30,      December 31,
                                                    1999             1998
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 53,789,370       54,765,805
Time deposits                                    319,566,073      318,755,981
                                                ____________     ____________
      Total deposits                             373,355,443      373,521,786

Securities sold under agreements to repurchase    19,480,786       16,990,911
Interest-bearing demand notes to U.S. Treasury     2,507,250          675,941
Other borrowed money                              27,150,568       17,150,568
Accrued interest payable                           1,959,764        2,166,955
Other liabilities                                  2,078,246        2,084,031
                                                ____________     ____________
      Total liabilities                          426,532,057      412,590,192
                                                ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 718,511 issued and outstanding       718,511          718,511
  Surplus                                          1,281,489        1,281,489
  Retained earnings                               45,112,001       43,730,026
  Accumulated other comprehensive income (loss)     (351,171)         383,156
                                                ____________     ____________
      Total stockholders' equity                  46,760,830       46,113,182
                                                ____________     ____________
                                                $473,292,887      458,703,374
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                            _______________________  _______________________
                                1999        1998         1999        1998
                            ___________ ___________  ___________ ___________
Interest income             $ 7,834,002   8,020,159   15,486,738  16,113,915

Interest expense              3,929,721   4,341,799    7,799,444   8,765,327
                            ___________ ___________  ___________ ___________
Net interest income           3,904,281   3,678,360    7,687,294   7,348,588

Provision for loan losses       180,000     172,500      360,000     345,000
                            ___________ ___________  ___________ ___________
Net interest income after
  provision for loan losses   3,724,281   3,505,860    7,327,294   7,003,588

Noninterest income              730,280     588,999    1,453,055   1,290,838

Noninterest expense           2,915,987   2,660,065    5,575,687   5,148,034
                            ___________ ___________  ___________ ___________
Income before
  income taxes                1,538,574   1,434,794    3,204,662   3,146,392

Income taxes                    511,250     487,555    1,068,250   1,052,100
                            ___________ ___________  ___________ ___________
Net income                  $ 1,027,324     947,239    2,136,412   2,094,292
                            =========== ===========  =========== ===========

Basic and diluted
   earnings per share             $1.43        1.32         2.97        2.91
                                  =====       =====        =====       =====

Dividends per share:

   Declared                       $0.55        0.50         1.05        1.00
                                  =====       =====        =====       =====

   Paid                           $0.55        0.50         1.05        1.00
                                  =====       =====        =====       =====

    See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                   __________________________
                                                       1999           1998
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 2,136,412      2,094,292
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          360,000        345,000
    Depreciation expense                               434,217        250,551
    Net amortization of debt securities
     premiums and discounts                            112,397        150,914
    Amortization of intangible assets                  373,889        399,650
    Decrease (increase) in
     accrued interest receivable                      (333,601)       187,466
    Decrease (increase) in other assets                131,718       (132,975)
    Decrease in accrued interest payable              (207,191)       (73,885)
    Increase (decrease)in other liabilities             (5,785)       200,949
    Net securities gains                                   --          (6,491)
    Other, net                                         (87,729)       (14,962)
  Origination of mortgage loans for sale           (19,999,071)   (32,206,903)
  Proceeds from the sale of mortgage loans
   held for sale                                    19,999,071     32,206,903
                                                   ___________    ___________
     Net cash provided by operating activities       2,914,327      3,400,509
                                                   ___________    ___________
Cash flows from investing activities:
  Net increase in loans                            (16,039,826)      (277,399)
  Purchases of available-for-sale debt securities  (25,968,941)   (13,779,240)
  Purchases of held-to-maturity debt securities            --     (30,065,529)
  Proceeds from maturities of debt securities:
   Available-for-sale                               13,602,290     14,816,759
   Held-to-maturity                                  2,514,438     25,011,142
  Proceeds from calls of debt securities:
   Available-for-sale                                6,125,000      8,455,029
   Held-to-maturity                                  4,167,000      1,559,076
  Purchases of premises and equipment               (1,136,947)    (2,063,261)
  Proceed from disposition of
   premises and equipment                               42,953            --
  Proceeds from sales of other real estate
   owned and repossessions                             335,304        913,077
                                                   ___________    ___________
     Net cash provided by (used in)
       investing activities                        (16,358,729)     4,569,654
                                                   ___________    ___________

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                   __________________________
                                                       1999           1998
                                                   ___________    ___________
Cash flows from financing activities:
  Net decrease in demand deposits                     (976,435)    (2,830,357)
  Net increase (decrease) in interest-bearing
   transaction accounts                              3,793,144)      (770,670)
  Net increase (decrease) in time deposits          (2,983,052)     1,859,484
  Net increase in securities sold
   under agreements to repurchase                    2,489,875      6,456,615
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                     1,831,309        (41,109)
  Proceeds from Federal Home Loan Bank borrowings   10,000,000      2,800,000
  Repayment of other borrowed money                        --      (2,803,000)
  Cash dividends paid                                 (754,437)      (718,510)
                                                   ___________    ___________
     Net cash provided by
       financing activities                         13,400,404      3,952,453
                                                    ___________    ___________

     Net increase (decrease) in cash and
       cash equivalents                                (43,998)    11,922,616
Cash and cash equivalents, beginning of period      46,203,744     34,352,050
                                                   ___________    ___________
Cash and cash equivalents, end of period           $46,159,746     46,274,666
                                                   ===========    ===========

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                        $ 8,006,635      8,839,212
   Income taxes                                      1,314,438      1,200,483

Supplemental schedule of noncash investing activities-
  Other real estate and repossessions
   acquired in settlement of loans                     287,735        770,590

       See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

             Six Months Ended June 30, 1999 and 1998

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

   Earnings per share is computed by dividing net income by 718,511, the weighted average number of common shares outstanding during the three and six month periods ended June 30, 1999 and 1998. Due to the fact Bancshares has no dilutive instruments, basic earnings per share and dilutive earnings per share are equal.

    On January 1, 1998 Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and six month periods ended June 30, 1999 and 1998, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three and six month periods ended June 30, 1999 and 1998 is summarized as follows:

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                               ______________________ ________________________
                                 1999        1998        1999        1998
                               __________  __________  ___________ ___________
Net income                    $ 1,027,324     947,239    2,136,412   2,094,292
Other comprehensive
 income (loss):
   Net unrealized holding
     gains (losses) on
     investments in debt
     and equity securities
     available-for-sale         (534,653)      2,356     (734,327)     75,505
   Adjustment for net
     securities gains
     realized in net
     income, net of
     applicable income taxes         --         --            --       (4,089)

                                (534,653)      2,356     (734,327)     71,416
                              ___________  __________  ___________  __________
Comprehensive income         $   492,671     949,595    1,402,085   2,165,708
                             ===========  ==========  ===========  ==========

    In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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

    Through the respective branch network, ENB and USB provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City and Clinton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results which follow are consistent with the Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

                                            June 30, 1999
                               The Exchange      Union
                                 National      State Bank
                                  Bank of       and Trust     Corporate
                               Jefferson City   of Clinton    and other     Total
Balance sheet information:
  Loans, net of allowance
    for loan losses             $220,356,695    78,880,140        --      299,236,835
  Debt and equity securities      63,313,672    36,034,221        --       99,347,893
  Total assets                   321,470,476   151,654,834      167,577   473,292,887
  Deposits                       252,828,425   123,087,303   (2,560,285)  373,355,443
  Stockholders' equity            34,570,902    21,753,495   (9,563,567)   46,760,830
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
                                 ===========   ===========   ==========   ===========

                                        Three Months Ended
                                           June 30, 1999
                                 The Exchange     Union
                                   National     State Bank
                                    Bank of      and Trust     Corporate
                                Jefferson City   of Clinton    and other     Total
Statement of income information:
  Total interest income           $5,493,257     2,340,745        --        7,834,002
  Total interest expense           2,547,929     1,177,593      204,199     3,929,721
  Net interest income              2,945,328     1,163,152     (204,199)    3,904,281
  Provision for loan losses          150,000        30,000        --          180,000
  Noninterest income                 597,163       133,117        --          730,280
  Noninterest expense              2,021,656       833,908       60,423     2,915,987
  Income taxes                       437,400       163,400      (89,550)      511,250
  Net income (loss)               $  933,435       268,961     (175,072)    1,027,324
                                   =========     =========     =========    =========

                                            Three Months Ended
                                               June 30, 1998
                                The Exchange     Union
                                  National     State Bank
                                   Bank of      and Trust     Corporate
                               Jefferson City   of Clinton    and other     Total
Statement of income information:
  Total interest income           $5,605,606     2,414,553        --        8,020,159
  Total interest expense           2,847,024     1,290,576      204,199     4,341,799
  Net interest income              2,758,582     1,123,977     (204,199)    3,678,360
  Provision for loan losses          150,000        22,500        --          172,500
  Noninterest income                 460,552       128,447        --          588,999
  Noninterest expense              1,767,018       783,586      109,461     2,660,065
  Income taxes                       415,000       178,555     (106,000)      487,555
  Net income (loss)               $  887,116       267,783     (207,660)      947,239
                                   =========     =========     =========    =========

                                     Six Months Ended
                                       June 30, 1999
                                The Exchange     Union
                                  National     State Bank
                                   Bank of      and Trust     Corporate
                               Jefferson City   of Clinton    and other     Total
Statement of income information:
  Total interest income          $10,769,693     4,717,045        --       15,486,738
  Total interest expense           5,006,982     2,386,308      406,154     7,799,444
  Net interest income              5,762,711     2,330,737     (406,154)    7,687,294
  Provision for loan losses          300,000        60,000        --          360,000
  Noninterest income               1,182,566       270,489        --        1,453,055
  Noninterest expense              3,819,439     1,645,458      110,790     5,575,687
  Income taxes                       902,550       340,650     (174,950)    1,068,250
  Net income (loss)               $1,923,288       555,118     (341,994)    2,136,412
                                   =========     =========     =========    =========

                                      Six Months Ended
                                        June 30, 1998
                                The Exchange     Union
                                  National     State Bank
                                   Bank of      and Trust     Corporate
                               Jefferson City   of Clinton    and other     Total
Statement of income information:
  Total interest income          $11,291,374     4,822,541        --       16,113,915
  Total interest expense           5,767,365     2,553,144      444,818     8,765,327
  Net interest income              5,524,009     2,269,397     (444,818)    7,348,588
  Provision for loan losses          300,000        45,000        --          345,000
  Noninterest income               1,033,660       257,178        --        1,290,838
  Noninterest expense              3,441,156     1,540,411      166,467     5,148,034
  Income taxes                       903,000       344,100     (195,000)    1,052,100
  Net income (loss)               $1,913,513       597,064     (416,285)    2,094,292
                                   =========     =========     =========    =========

   The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


    Net income for the three months ended June 30, 1999 of $1,027,000 increased $80,000 when compared to the second quarter of 1998. Earnings per common share for the second quarter of 1999 of $1.43 increased 11 cents or 8.3% when compared to the second quarter of 1998. Net income for the six months ended June 30, 1999 of $2,136,000 increased $42,000 when compared to the first six months of 1998.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months       Six Months
                                                   Ended            Ended
                                                  June 30,         June 30,
                                              _______________  _______________
                                               1999    1998     1999    1998
                                              _______ _______  _______ _______
    Interest income                           $ 7,834   8,020   15,486  16,114
    Fully taxable equivalent (FTE) adjustment     136     134      280     285
                                              _______ _______  _______ _______
    Interest income (FTE basis)                 7,970   8,154   15,766  16,399
    Interest expense                            3,930   4,343    7,799   8,766
                                              _______ _______  _______ _______
    Net interest income (FTE basis)             4,040   3,811    7,967   7,633
    Provision for loan losses                     180     172      360     345
                                              _______ _______  _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              3,860   3,639    7,607   7,288
    Noninterest income                            730     589    1,453   1,291
    Noninterest expense                         2,916   2,660    5,576   5,148
                                              _______ _______  _______ _______
    Earnings before income taxes
       (FTE basis)                              1,674   1,568    3,484   3,431
                                              _______ _______  _______ _______
    Income taxes                                  511     487    1,068   1,052
    FTE adjustment                                136     134      280     285
                                              _______ _______  _______ _______
    Income taxes (FTE basis)                      647     621    1,348   1,337
                                              _______ _______  _______ _______
    Net income                                $ 1,027     947    2,136   2,094
                                               ====== =======  ======= =======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS
   ENDED JUNE 30, 1998

     Net interest income on a fully taxable equivalent basis increased $229,000 or 6.0% to $4,040,000 or 3.83% of average earning assets for the second quarter of 1999 compared to $3,811,000 or 3.65% of average earning assets for the same period of 1998. The provision for loan losses for the three months ended June 30, 1999 was $180,000 compared to $172,000 for the same period of 1998.

   Noninterest income and noninterest expense for the three month periods ended June 30, 1999 and 1998 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                            June 30,       Increase (decrease)
                                        ________________   __________________
                                         1999     1998      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   290      262         28     10.7 %
   Trust department income                   93       85          8      9.4
   Mortgage loan servicing fees             117       97         20     20.6
   Gain on sales of mortgage loans          124       70         54     77.1
   Credit card fees                          36       24         12     50.0
   Other                                     70       51         19     37.3
                                        _______  _______    _______
                                        $   730      589        141     23.9 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 1,475    1,352        123      9.1 %
   Occupancy expense, net                   173      125         48     38.4
   Furniture and equipment expense          339      187        152     81.3
   FDIC insurance assessment                 17       18         (1)    (5.6)
   Advertising and promotion                 98      114        (16)   (14.0)
   Postage, printing, and supplies          148      137         11      8.0
   Legal, examination, and
      professional fees                      65      137        (72)   (52.6)
   Credit card expenses                      25       16          9     56.3
   Credit investigation and loan
      collection expenses                    69       46         23     50.0
   Amortization of intangible assets        187      191         (4)    (2.1)
   Other                                    320      337        (17)    (5.0)
                                        _______  _______    _______
                                        $ 2,916    2,660        256      9.6 %
                                        =======  =======    =======

    Noninterest income increased $141,000 or 23.9% to $730,000 for the second quarter of 1999 compared to $589,000 for the same period of 1998. The $28,000 or 10.7% increase in service charges on deposit accounts is due to improved collections of charges as opposed to increases in product pricing. The $20,000 or 20.6% increase in mortgage loan servicing fees is due to a larger portfolio of serviced loans during the second quarter of 1999 compared to 1998. The Company was servicing approximately $114,155,000 of mortgage loans at June 30, 1999 compared to $97,288,000 at June 30, 1998. The $54,000 or
77.1% increase in gains on sales of mortgage loans is due to higher margins on the sale of mortgage loans during the second quarter of 1999 compared to 1998. The Company sold $8,956,000 of loans during the second quarter of 1999 compared to $12,878,000 during the same period in 1998. The $19,000 or 37.3% increase in other noninterest income includes $16,000 of commissions earned on sales of investment products through a relationship with a third party investment company. This relationship was established in the latter part of 1998.

    Noninterest expense increased $256,000 or 9.6% to $2,916,000 for the second quarter of 1999 compared to $2,660,000 for the second quarter of 1998. Salaries and benefits increased $123,000 or 9.1%. Of this increase, $97,000 represents increased salary expense as a result of normal salary increase plus additional employees and $18,000 represents higher insurance benefits expense. The $48,000 or 38.4% increase in occupancy expense and the $152,000 or 81.3% increase in furniture and equipment expense are primarily related to a renovation project at ENB's main banking facility which was completed during March 1999. The $72,000 or 52.6% decrease in legal, examination, and professional fees reflects payments made in 1998 to various consultants related to a strategic planning session.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.2% for the second quarter of 1999 compared to 34.0% for the second quarter of 1998. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.7% for the second quarter of 1999 and 39.6% for the second quarter of 1998.



SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS
   ENDED JUNE 30, 1998

     Net interest income on a fully taxable equivalent basis increased $334,000 or 4.4% to $7,967,000 or 3.85% of average earning assets for the first six months of 1999 compared to $7,633,000 or 3.66% of average earning assets for the same period of 1998. The provision for loan losses for the six months ended June 30, 1999 was $360,000 compared to $345,000 for the same period of 1998.

   Noninterest income and noninterest expense for the six month periods ended June 30, 1999 and 1998 were as follows:

(Dollars expressed in thousands)
                                           Six Months
                                             Ended
                                            June 30,       Increase (decrease)
                                        ________________   __________________
                                         1999     1998      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   550      495         55     11.1 %
   Trust department income                  181      272        (91)   (33.5)
   Mortgage loan servicing fees             230      192         38     19.8
   Gain on sales of mortgage loans          276      157        119     75.8
   Net gain on sales and calls
    of debt securities                       --        6         (6)     --
   Credit card fees                          65       59          6     10.2
   Other                                    151      110         41     37.3
                                        _______  _______    _______
                                        $ 1,453    1,291        162     12.5 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 2,949    2,694        255      9.5 %
   Occupancy expense, net                   329      242         87     36.0
   Furniture and equipment expense          599      391        208     53.2
   FDIC insurance assessment                 34       35         (1)    (2.9)
   Advertising and promotion                148      172        (24)   (14.0)
   Postage, printing, and supplies          267      283        (16)    (5.7)
   Legal, examination, and
      professional fees                     122      205        (83)   (40.5)
   Credit card expenses                      44       39          5     12.8
   Credit investigation and loan
      collection expenses                   106       88         18     20.5
   Amortization of intangible assets        374      400        (26)    (6.5)
   Other                                    604      599          5      0.8
                                        _______  _______    _______
                                        $ 5,576    5,148        428      8.3 %
                                        =======  =======    =======

     Noninterest income increased $162,000 or 12.5% to $1,453,000 for the first six months of 1999 compared to $1,291,000 for the same period of 1998. The $55,000 or 11.1% increase in service charges on deposit accounts is due to improved collections of charges as opposed to increases in product pricing. The $91,000 or 33.5% decrease in trust department income is the result of the receipt of an unusually large estate distribution fee at ENB in 1998. The $38,000 or 19.8% increase in mortgage loan servicing fees is due to the larger portfolio of loans being serviced by the Company in 1999 compared to 1998.
The $119,000 or 75.8% increase in gain on sales or mortgage loans is due to higher margins on the sale of mortgage loans in the first six months of 1999 compared to 1998. The Company sold $19,999,000 of loans during the first six months of 1999 compared to $32,207,000 during the same period in 1998. The $41,000 or 37.3% increase in other noninterest income includes $30,000 of commissions earned on sales of investment products through a relationship with a third party investment company. This relationship was established during the latter part of 1998.

    Noninterest expense increased $428,000 or 8.3% to $5,576,000 for the first six months of 1999 compared to $5,148,000 for the first six months of 1998. Salaries and benefits increased $255,000 or 9.5%. Of this increase, $222,000 represents increased salary expense as a result of normal salary increase plus additional employees and $31,000 represents higher insurance benefits expense. The $87,000 or 36.0% increase in occupancy expense and the $208,000 or 53.2% increase in furniture and equipment expense are primarily related to a renovation project at ENB's main banking facility which was completed during March 1999. The $83,000 or 40.5% decrease in legal, examination, and professional fees reflects payments made in 1998 to various consultants related to a strategic planning session.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.3% for the first six months of 1999 compared to 33.4% for the first six months of 1998. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.7% for the first six months of 1999 and 39.0% for the first six months of 1998.

NET INTEREST INCOME

   Fully taxable equivalent net interest income increase $229,000 or 6.0% and $334,000 or 4.4% respectively for the three month and six month periods ended June 30, 1999 compared to the corresponding periods in 1998. The increase in net interest income for the three month period ended June 30, 1999 was the result of a combination of increased earning assets as well as increased net interest margin. Although interest earning assets declined for the six month period ended June 30, 1999 compared to the same period of 1998, an increase in the net interest margin resulted in higher net interest income for that period.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 1999 and 1998.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                            June 30, 1999                 June 30, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $103,972     $2,177   8.40%  $ 93,120     $2,071   8.92%
 Real estate           147,638      2,994   8.13    140,943      3,017   8.59
 Consumer               47,522      1,017   8.58     43,420        962   8.89
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies             73,107      1,041   5.71     85,667      1,272   5.96
  State and municipal   25,842        458   7.11     27,673        474   6.87
  Other                  1,450         21   5.81      1,611         25   6.22
Federal funds sold      23,580        260   4.42     25,748        330   5.14
Interest-bearing
 deposits                  230          2   3.49        236          3   5.10
                      ________     ______          ________     ______
  Total interest
   earning assets      423,341      7,970   7.55    418,418      8,154   7.82
All other assets        43,176                       40,400
Allowance for loan
 losses                 (4,607)                      (4,130)
                      ________                     ________
  Total assets        $461,910                     $454,688
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                            June 30, 1999                 June 30, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 54,440      $ 303   2.23%  $ 54,465     $  345   2.54%
Savings                 35,814        263   2.95     34,093        310   3.65
Money market            43,520        408   3.76     38,364        377   3.94
Deposits of
 $100,000 and over      25,576        318   4.99     26,919        369   5.50
Other time deposits    160,308      2,041   5.11    159,551      2,233   5.61
                      ________     ______          ________     ______
  Total time deposits  319,658      3,333   4.18    313,392      3,634   4.65
Securities sold under
 agreements to
 repurchase             19,672        250   5.10     28,829        405   5.63
Interest-bearing demand
 notes to U.S. Treasury  1,148          9   3.14      1,207         10   3.32
Other borrowed money    20,997        338   6.46     17,599        294   6.70
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         361,475      3,930   4.36    361,027      4,343   4.82
                                   ______                       ______
Demand deposits         49,934                       45,223
Other liabilities        3,723                        4,298
                      ________                     ________
  Total liabilities    415,132                      410,548
Stockholders' equity    46,778                       44,140
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $461,910                     $454,688
                      ========                     ========
Net interest income                $ 4,040                      $ 3,811
                                   =======                      =======
Net interest margin/4/                      3.83%                        3.65%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $136,000 in 1999 and $134,000 in 1998.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.

                           Six Months Ended              Six Months Ended
                            June 30, 1999                 June 30, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $100,743     $4,232   8.47%  $ 91,517     $4,030   8.88%
 Real estate           144,122      5,863   8.20    141,480      6,068   8.65
 Consumer               47,012      2,025   8.69     43,776      1,926   8.87
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies             71,973      2,076   5.82     88,662      2,666   6.06
  State and municipal   26,400        937   7.16     27,488        977   7.17
  Other                  1,436         44   6.18      1,574         51   6.53
Federal funds sold      25,121        584   4.69     25,753        671   5.25
Interest-bearing
 deposits                  230          5   4.38        270         10   7.47
                      ________     ______          ________     ______
  Total interest
   earning assets      417,037     15,766   7.62    420,520     16,399   7.86
All other assets        42,831                       40,736
Allowance for loan
 losses                 (4,549)                      (4,073)
                      ________                     ________
  Total assets        $455,319                     $457,183
                      ========                     ========

Continued on next page

                            Six Months Ended              Six Months Ended
                            June 30, 1999                 June 30, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 54,379      $ 607   2.25%  $ 55,336      $ 701   2.55%
Savings                 35,760        518   2.92     34,036        616   3.65
Money market            41,950        784   3.77     38,845        758   3.94
Deposits of
 $100,000 and over      25,931        660   5.13     27,564        754   5.52
Other time deposits    160,630      4,139   5.20    158,948      4,451   5.65
                      ________     ______          ________     ______
  Total time deposits  318,650      6,708   4.25    314,729      7,280   4.66
Securities sold under
 agreements to
 repurchase             17,859        453   5.12     30,292        847   5.64
Interest-bearing demand
 notes to U.S. Treasury    800         15   3.78        909         24   5.32
Other borrowed money    19,084        623   6.58     18,321        615   6.77
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         356,393      7,799   4.41    364,251      8,766   4.85
                                   ______                       ______
Demand deposits         48,460                       44,756
Other liabilities        3,800                        4,276
                      ________                     ________
  Total liabilities    408,653                      413,283
Stockholders' equity    46,666                       43,900
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $455,319                     $457,183
                      ========                     ========
Net interest income                $ 7,967                      $ 7,633
                                   =======                      =======
Net interest margin/4/                      3.85%                        3.66%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $280,000 in 1999 and $285,000 in 1998.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.

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

(Dollars expressed in thousands)
                                         Three Months Ended June
                                         30, 1999 Compared to Three
                                        Months Ended June 30, 1998
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $   106        232       (126)
  Real estate /2/                         (23)       139       (162)
  Consumer                                 55         89        (34)
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (231)      (181)       (50)
  State and municipal /2/                 (16)       (32)        16
  Other                                    (4)        (2)        (2)
Federal funds sold                        (70)       (26)       (44)
Interest-bearing deposits                  (1)        --         (1)
                                      _______    _______   ________
    Total interest income                (184)       219       (403)

Interest expense:
NOW accounts                              (42)        --        (42)
Savings                                   (47)        15        (62)
Money market                               31         49        (18)
Deposits of
  $100,000 and over                       (51)       (17)       (34)
Other time deposits                      (192)        11       (203)
Securities sold under
  agreements to repurchase               (155)      (119)       (36)
Interest-bearing demand
  notes to U.S. Treasury                   (1)        --         (1)
Other borrowed money                       44         55        (11)
                                      _______    _______   ________
    Total interest expense               (413)        (6)      (407)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   229        225          4
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $136,000 in
     1999 and $134,000 in 1998.

(Dollars expressed in thousands)
                                           Six Months Ended June
                                           30, 1999 Compared to Six
                                         Months Ended June 30, 1998
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $   202        394       (192)
  Real estate /2/                        (205)       111       (316)
  Consumer                                 99        140        (41)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (590)      (485)      (105)
  State and municipal /2/                 (40)       (39)        (1)
  Other                                    (7)        (4)        (3)
Federal funds sold                        (87)       (16)       (71)
Interest-bearing deposits                  (5)        (2)        (3)
                                      _______    _______   ________
    Total interest income                (633)        99       (732)

Interest expense:
NOW accounts                              (94)       (12)       (82)
Savings                                   (98)        30       (128)
Money market                               26         59        (33)
Deposits of
  $100,000 and over                       (94)       (44)       (50)
Other time deposits                      (312)        47       (359)
Securities sold under
  agreements to repurchase               (394)      (321)       (73)
Interest-bearing demand
  notes to U.S. Treasury                   (9)        (3)        (6)
Other borrowed money                        8         25        (17)
                                      _______    _______   ________
    Total interest expense               (967)      (219)      (748)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   334        318         16
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $280,000 in
     1999 and $285,000 in 1998.

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

    The allowance for loan losses was decreased by net loan charge-offs of $25,987 for the first quarter of 1999 and $68,208 for the second quarter of 1999. That compares to net recoveries of $21,855 for the first quarter of 1998 and net charge-offs of $98,656 for the second quarter of 1998. The allowance for loan losses was increased by a provision charged to expense of $180,000 for both the first quarter and second quarter of 1999. That compares to $172,500 for both the first quarter and second quarter of 1998.

    The balance of the allowance for loan losses was $4,678,726 at June 30, 1999 compared to $4,412,921 at December 31, 1998 and $4,182,582 at June 30,
1998. The allowance for loan losses as a percent of outstanding loans was 1.54% at June 30, 1999 compared to 1.53% at December 31, 1998 and 1.50% at June 30, 1998.


                       FINANCIAL CONDITION

    Total assets increased $14,589,513 or 3.2% to $473,292,887 at June 30, 1999 compared to $458,703,374 at December 31, 1998. Total liabilities increased $13,941,865 or 3.4% to $426,532,057 and stockholders' equity increased $647,648 or 1.4% to $46,760,830.

    Loans, net of unearned income, increased $15,698,056 or 5.5% to $303,915,561 at June 30, 1999 compared to $288,217,505 at December 31, 1998.
Commercial loans increased $5,696,575 or 5.8%; real estate construction loans increased $3,456,000 or 17.8%; real estate mortgage loans increased $5,356,949 or 4.3%; and consumer loans increased $1,188,532 or 2.5%.

    Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $2,355,000 or 0.77% of total loans at June 30, 1999 compared to $810,000 or 0.28% of total loans at December 31, 1998. Detail of those balances plus repossessions is as follows:

(Dollars expressed in thousands)
                                          June 30, 1999     December 31, 1998
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
     Nonaccrual loans:
         Commercial                      $1,001      .33%    $  102      .04%
         Real Estate:
           Construction                     365      .12        274      .09
           Mortgage                         715      .23        272      .09
           Consumer                          91      .03         59      .02
                                         ______     ____     ______     ____
                                          2,172      .71        707      .24
                                          ______     ____     ______     ____
     Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                         --       --         --       --
          Real Estate:
            Construction                     --       --         --       --
            Mortgage                        104      .03         --       --
            Consumer                          4      .01         18      .01
                                         ______     ____     ______     ____
                                            108      .04         18      .01
                                         ______     ____     ______     ____

           Restructured loans                75      .02         85      .03
                                         ______     ____     ______     ____
              Total nonperforming loans   2,355      .77%       810      .28%
                                                    ====                ====
              Other real estate              71                  85
              Repossessions                  60                  93
                                         ______              ______
              Total nonperforming assets $2,486              $  988
                                         ======              ======

    The allowance for loan losses was 198.67% of nonperforming loans at June 30, 1999 compared to 544.81% of nonperforming loans at December 31, 1998. The increase in commercial nonaccrual loans is due to one large credit and the increase in mortgage nonaccrual loans is due to two credits. The Company has allocated $300,000 of the allowance for loan losses to the aforementioned commercial credit.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 1999 and 1998, which would have been recorded under the original terms those loans, was approximately $78,000 and $30,000 for the six months ended June 30, 1999 and 1998, respectively. Approximately $27,000 and $3,000 was actually recorded as interest income on such loans for the six months ended June 30, 1999 and 1998, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 1999 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $6,771,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all have performed according to their contractual terms during the first six months of 1999. The $6,771,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $3,100,000. The average balance of nonaccrual and other "impaired" loans for the first six months of 1999 was approximately $8,805,000. At June 30, 1999 the allowance for loan losses on impaired loans was $957,000 compared to $554,000 at December 31, 1998. The increase in the allowance for loan losses on impaired loans between December 31, 1998 and June 30, 1999 is primarily due to the one large commercial credit placed on nonaccrual status.

    As of June 30, 1999 and December 31, 1998 approximately $382,000 and $2,457,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk.

    Investments in debt and equity securities classified as available-for-sale increased $5,022,414 or 7.1% to $75,339,147 at June 30, 1999 compared to
$70,316,733 at December 31, 1998. Investments classified as available-for-sale are carried at fair value. At December 31, 1998 the market valuation account for the available-for-sale investments of $608,184 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $383,156 was reflected as a separate positive component of stockholders' equity. During 1999, the market valuation account decreased $1,165,599 to a negative $557,415 to reflect the fair value of available-for-sale investments at June 30, 1999 and the net after tax decrease resulting from the change in the market valuation adjustment of $734,327 decreased the stockholders' equity component to a negative $351,171 at June 30, 1999.

    Investments in debt securities classified as held-to-maturity decreased $6,740,197 or 21.9% to $24,008,746 at June 30, 1999 compared to $30,748,943 at
December 31, 1998. Investments classified as held-to-maturity are carried at amortized cost. At June 30, 1999 and December 31, 1998 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $169,000 and $642,000, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $43,998 or 0.01% to $46,159,746 at June 30, 1999 compared to $46,203,744 at December 31, 1998.

    Premises and equipment increased $659,777 or 5.5% to $12,724,029 at June 30, 1999 compared to $12,064,252 at December 31, 1998. The increase reflected expenditures for premises and equipment of $1,136,947, sales of premises and equipment of $42,953, and depreciation expense of $434,217. The expenditures for premises and equipment primarily reflected construction costs for renovating and expanding ENB's main bank building located in downtown Jefferson City. The renovation and expansion project was completed in the first quarter of 1999 at a cost of approximately $5,500,000.

    Total deposits decreased $166,343 or 0.04% to $373,355,443 at June 30, 1999 compared to $373,521,786 at December 31, 1998. Demand deposits decreased $976,435 due to normal fluctuations and time deposits increased $810,092.

    Securities sold under agreements to repurchase increased $2,489,875 to $19,480,786 at June 30, 1999 compared to $16,990,911 at December 31, 1998 due primarily to funds obtained from the Cole County Court.

   Interest bearing demand notes to U.S. Treasury increased $1,831,309 to $2,502,250 at June 30, 1999 compared to $675,941 at December 31, 1998.
Balances in this account are governed by the U.S. Treasury's funding requirements.

   Other borrowed money increased $10,000,000 to $27,150,568 at June 30, 1999 compared to $17,150,568 at December 31, 1998. This increase is the result of a Federal Home Loan Bank advance taken by ENB to fund increased loan demand.

    The increase in stockholders' equity reflects net income of $2,136,412 less dividends declared of $754,437, and $734,327 in unrealized holding losses on investments in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1998.

Costs of Year 2000 Compliance

Bancshares is committed to taking the necessary steps to enable both new and existing systems, applications and equipment to effectively process transactions up to and beyond Year 2000. To that end, Bancshares is well underway with its Year 2000 readiness program, having spent approximately $635,000 to date. The total cost of the program is currently estimated at $750,000, comprised of capital improvements of $650,000 and direct expense of $100,000. The capital improvements will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of Bancshares to continue its general business operations.

Currently, Bancshares and its subsidiaries have completed the following Year 2000 program initiatives:

   Completed a comprehensive analysis of current functions which might be impacted by Year 2000 issues and documented the results in a Year 2000 Assessment Report
   Developed and implemented a detailed plan to address Year 2000 issues as identified, particularly as they pertain to software and hardware applications
   Surveyed outside vendors to determine the degree of preparedness for the Year 2000 to uncover potential issues arising from such business counter parties
   Raised organizational awareness not only with top management, but also at the staff level, and involved business group leaders in reaching solutions
   Implemented an ongoing purchase/procurement plan which is responsive to Year 2000 concerns
   Developed a business resumption contingency plan to address operational issues not related to hardware and software.

The risk of failures of computer applications, systems and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated, multiple individual malfunctions and failures relating to Year 2000 issues can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including Bancshares, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner and the potential for inaccurate processing information. In recognition of these risks, Bancshares focused on mission critical applications and completed programming changes and equipment upgrades by June 30, 1999.

In addition, Bancshares has developed contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions and securing contingency funding sources. Bancshares anticipates that such contingency plans will provide an additional level of security to its Year 2000 efforts. Bancshares is also participating with other financial institutions in a Year 2000 focus group in the central Missouri area. The goal of this group is to educate the general public about Year 2000 issues in general and the banks' preparedness for the Year 2000 changes in particular.

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

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                               None

Item 2.  Changes in Securities                           None

Item 3.  Defaults Upon Senior Securities                 None


Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 9, 1999, the shareholders elected three Class I Directors, namely, Charles G. Dudenhoeffer, Jr., Phillip D. Freeman, and James E. Smith to serve terms expiring at the annual meeting of shareholders in 2002, and ratified the Board of Directors selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999. Class II Directors, namely, David R. Goller and James R. Loyd, and Class III Directors, namely, Donald L. Campbell, Kevin L. Riley, and David T. Turner, continue to serve terms expiring at the annual meetings of shareholders in 2000 and 2001, respectively.

            The following is a summary of votes cast. No broker non-votes were received.
                                                Withhold
                                                Authority/
                                      For        Against         Abstentions
                                   _________   ____________      ___________
       Election of Directors:

       Charles G. Dudenhoeffer, Jr.  581,652          7,831            N/A

       Phillip D. Freeman            588,489            994            N/A

       James E. Smith                564,232         25,251            N/A

         Ratification of KPMG LLP as
          independent auditors       588,081             --            1,402

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



     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         No reports on Form 8-K have been filed during the second quarter of 1999.


                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    August 13, 1999                        Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           ___________________________________
                                           Richard G. Rose, Treasurer
    August 13, 1999

                 EXCHANGE NATIONAL BANCSHARES, INC.

                         INDEX TO EXHIBITS

                      June 30, 1999 Form 10-Q


Exhibit No.  Description                                              Page No.

    3.1      Articles of Incorporation of the Company (filed as
             Exhibit 3(a) to the Company's Registration Statement
             on Form S-4 (Registration No. 33-54166) and
             incorporated herein by reference).                          **




    3.2      Bylaws of the Company (filed as Exhibit 3.2 to the
             Company's Annual Report on Form 10-KSB for the
             fiscal year ended December 31, 1997(Commission file
             number 0-23636) and incorporated herein
             by reference).                                              **




      4      Specimen certificate representing shares of the
             Company's $1.00 par value common stock (filed as
             Exhibit 4 to the Company's Registration Statement on
             Form S-4 (Registration No. 33-54166) and
             incorporated herein by reference).                          **



     27      Financial Data Schedule                                     31










             **  Incorporated by reference.