Form 10-Q
period 1999-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 1999-11-12
CIK 893847

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
 For the quarterly period ended September 30, 1999
                                                                              or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from           to

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

 As of November 12, 1999, the registrant had 1,077,723 shares of common stock, par value $1.00 per share, outstanding.

                        Page 1 of 31 pages
               Index to Exhibits located on page 31

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                               September 30,      December 31,
                                                    1999              1998
                                                 ____________     ____________
ASSETS
Loans:
  Commercial                                     $108,041,647       98,298,265
  Real estate -- construction                      23,287,000       19,414,000
  Real estate -- mortgage                         133,671,746      123,534,055
  Consumer                                         49,567,771       46,971,185
                                                  ____________    ____________
                                                  314,568,164      288,217,505
  Less allowance for loan losses                    4,858,755        4,412,921
                                                 ____________     ____________
      Loans, net                                  309,709,409      283,804,584
                                                 ____________     ____________
Investment in debt and equity securities:
  Available-for-sale, at market value              89,530,333       70,316,733
  Held-to-maturity, market value
    of $23,485,338 at September 30, 1999 and
    $31,390,916 at December 31, 1998               23,419,213       30,748,943
                                                 ____________     ____________
      Total investment in debt
        and equity securities                     112,949,546      101,065,676
                                                 ____________     ____________

Federal funds sold                                 16,725,000       26,400,000
Cash and due from banks                            21,789,408       19,803,744
Premises and equipment                             12,545,310       12,064,252
Accrued interest receivable                         4,200,682        3,794,092
Intangible assets                                  10,203,085       10,763,915
Other assets                                        2,001,983        1,007,111
                                                 ____________     ____________
                                                 $490,124,423      458,703,374
                                                 ============     ============

Continued on next page

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (Unaudited)

                                               September 30,      December 31,
                                                    1999             1998
                                                ____________     ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                 $ 53,991,874       54,765,805
Time deposits                                    325,475,167      318,755,981
                                                ____________     ____________
      Total deposits                             379,467,041      373,521,786

Securities sold under agreements to repurchase    30,284,598       16,990,911
Interest-bearing demand notes to U.S. Treasury     2,239,668          675,941
Other borrowed money                              26,650,568       17,150,568
Accrued interest payable                           2,098,590        2,166,955
Other liabilities                                  2,129,033        2,084,031
                                                ____________     ____________
      Total liabilities                          442,869,498      412,590,192
                                                ____________     ____________
Stockholders' equity:/1/
  Common Stock - $1 par value; 1,500,000 shares
    authorized; 1,077,723 issued
    and outstanding                                1,077,723        1,077,723
  Surplus                                            922,277          922,277
  Undivided profits                               45,809,622       43,730,026
  Accumulated other comprehensive income (loss)     (554,697)         383,156
                                                 ____________     ____________
      Total stockholders' equity                  47,254,925       46,113,182
                                                ____________     ____________
                                                $490,124,423      458,703,374
                                                ============     ============

       See accompanying notes to condensed consolidated financial statements.
 __________
/1/ Adjusted to give retroactive effect of three for two stock split on October 13, 1999.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                            _______________________  _______________________
                                1999        1998         1999        1998
                            ___________ ___________  ___________ ___________
Interest income             $ 8,242,214   8,118,114   23,728,952  24,232,029

Interest expense              4,161,494   4,310,717   11,960,938  13,076,044
                            ___________ ___________  ___________ ___________
Net interest income           4,080,720   3,807,397   11,768,014  11,155,985

Provision for loan losses       225,000     177,500      585,000     522,500
                            ___________ ___________  ___________ ___________
Net interest income after
  provision for loan losses   3,855,720   3,629,897   11,183,014  10,633,485

Noninterest income              739,670     659,162    2,192,725   1,950,000

Noninterest expense           2,978,639   2,577,509    8,554,326   7,725,543
                            ___________ ___________  ___________ ___________
Income before
  income taxes                1,616,751   1,711,550    4,821,413   4,857,942

Income taxes                    523,950     570,400    1,592,200   1,622,500
                            ___________ ___________  ___________ ___________
Net income                  $ 1,092,801   1,141,150    3,229,213   3,235,442
                            =========== ===========  =========== ===========

Basic and diluted earnings
  per share/1/                    $1.01        1.06         3.00        3.00
                                  =====       =====        =====       =====

Dividends per share:/1/

   Declared                       $0.37        0.33         1.07        1.00
                                  =====       =====        =====       =====

   Paid                           $0.37        0.33         1.07        1.00
                                  =====       =====        =====       =====

    See accompanying notes to condensed consolidated financial statements.
 __________
/1/ Adjusted to give retroactive effect of three for two stock split on October 13, 1999.

             EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                   __________________________
                                                       1999           1998
                                                   ___________    ___________
Cash flows from operating activities:
  Net income                                       $ 3,229,213      3,235,442
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          585,000        522,500
    Depreciation expense                               692,072        379,724
    Net amortization of debt securities
     premiums and discounts                             39,253        223,649
    Amortization of intangible assets                  560,830        597,378
    Decrease (increase) in
     accrued interest receivable                      (406,590)        33,676
    Decrease (increase) in other assets               (444,070)       197,793
    Decrease in accrued interest payable               (68,365)       (56,098)
    Increase in other liabilities                       45,000        341,103
    Net securities (gains) losses                          --          (6,491)
    Other, net                                        (153,246)      (110,871)
  Origination of mortgage loans for sale           (25,409,068)   (42,133,616)
  Proceeds from the sale of mortgage loans
   held for sale                                    25,409,068     42,133,616
                                                   ___________    ___________
     Net cash provided by operating activities       4,079,097      5,357,805
                                                   ___________    ___________
Cash flows from investing activities:
  Net increase in loans                            (26,838,608)    (6,423,125)
  Purchases of available-for-sale debt securities  (64,702,710)   (24,416,209)
  Purchases of held-to-maturity debt securities            --     (41,318,614)
  Proceeds from maturities of debt securities:
   Available-for-sale                               37,925,329     20,200,866
   Held-to-maturity                                  3,073,599     36,779,944
  Proceeds from calls of debt securities:
   Available-for-sale                                6,125,000     11,455,029
   Held-to-maturity                                  4,167,000      1,679,076
  Purchases of premises and equipment               (1,238,956)    (3,394,844)
  Proceeds from dispositions of
   premises and equipment                               65,826            --
  Proceeds from sales of other real estate
   owned and repossessions                             502,034      1,371,248
                                                   ___________    ___________
     Net cash used in investing activities         (40,921,486)    (4,066,629)
                                                   ___________    ___________

Continued on next page

           EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                   __________________________
                                                       1999           1998
                                                   ___________    ___________
Cash flows from financing activities:
  Net decrease in demand deposits                     (773,931)    (1,250,638)
  Net increase in interest-bearing
   transaction accounts                             11,156,520      3,626,678
  Net increase (decrease)in time deposits           (4,437,332)     2,043,619
  Net increase in securities sold
   under agreements to repurchase                   13,293,687      5,945,213
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                     1,563,727     (3,089,308)
  Proceeds from Federal Home Loan Bank borrowing     9,750,000      2,800,000
  Repayment of other borrowed money                   (250,000)    (3,053,000)
  Cash dividends paid                               (1,149,618)    (1,077,767)
                                                   ___________    ___________
     Net cash provided by
       financing activities                         29,153,053      5,944,797
                                                    ___________    ___________

     Net increase (decrease) in cash and
       cash equivalents                                 (7,689,336)     7,235,973
Cash and cash equivalents, beginning of period      46,203,744     34,352,050
                                                   ___________    ___________
Cash and cash equivalents, end of period           $38,514,408     41,588,023
                                                   ===========    ===========

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                        $12,029,303     13,132,142
   Income taxes                                      1,906,438      1,768,483

Supplemental schedule of noncash investing activities-
  Other real estate and repossessions
   acquired in settlement of loans                     413,615      1,158,023

       See accompanying notes to condensed consolidated financial statements.

        EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

          Nine Months Ended September 30, 1999 and 1998

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

   Earnings per share is computed by dividing net income by 718,511, the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 1999 and 1998. Due to the fact Bancshares has no dilutive instruments, basic earnings per share and dilutive earnings per share are equal.

    On January 1, 1998 Bancshares adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130), which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. For the three and nine month periods ended September 30, 1999 and 1998, unrealized gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 is summarized as follows:

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                               ______________________ ________________________
                                 1999        1998        1999        1998
                               __________  __________  ___________ ___________
Net income                   $ 1,092,801   1,141,150    3,229,213   3,235,442
Other comprehensive
 income (loss):
   Net unrealized
     gains (losses) on
     investments in debt
     and equity securities
     available-for-sale         (203,526)    246,190     (937,853)    321,695
   Adjustment for net
     securities gains
     realized in net
     income, net of
     applicable income taxes         --         --            --       (4,089)

                                (203,526)    246,190     (937,853)    317,606
                              ___________  __________  ___________  __________
Comprehensive income        $    889,275   1,387,340    2,291,360   3,553,048
                              ==========  ==========  ===========  ==========

   In September 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

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

                                            September 30, 1999
                              The Exchange     Union
                                National     State Bank
                                Bank of      and Trust     Corporate
                             Jefferson City  of Clinton    and other     Total
Balance sheet information:
  Loans, net of allowance
    for loan losses             $228,291,896    81,417,513        --      309,709,409
  Debt and equity securities      74,947,600    38,001,946        --      112,949,546
  Total assets                   337,127,059   152,617,894      379,470   490,124,423
  Deposits                       257,614,315   124,121,644   (2,268,918)  379,467,041
  Stockholders' equity            34,732,319    21,952,545   (9,429,939)   47,254,925
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
                                 ===========   ===========   ==========   ===========

                                        Three Months Ended
                                        September 30, 1999
                              The Exchange     Union
                                National     State Bank
                                Bank of      and Trust     Corporate
                             Jefferson City  of Clinton    and other     Total
Statement of earnings information:
  Total interest income         5,827,100     2,415,114        --        8,242,214
  Total interest expense        2,768,416     1,188,025      205,053     4,161,494
  Net interest income           3,058,684     1,227,089     (205,053)    4,080,720
  Provision for loan losse        195,000        30,000        --          225,000
  Noninterest income              601,873       137,797        --          739,670
  Noninterest expense           2,018,562       866,990       93,087     2,978,639
  Income taxes                    442,150       182,750     (100,950)      523,950
  Net income (loss)            $1,004,845       285,146     (197,190)    1,092,801
                                =========     =========     =========    =========

                                          Three Months Ended
                                          September 30, 1998
                              The Exchange     Union
                                National     State Bank
                                Bank of      and Trust     Corporate
                             Jefferson City  of Clinton    and other     Total
Statement of earnings information:
  Total interest income        $5,585,542     2,522,572        --        8,118,114
  Total interest expens         2,813,515     1,290,759      206,443     4,310,717
  Net interest income           2,782,027     1,231,813     (206,443)    3,807,397
  Provision for loan losses       150,000        27,500        --          177,500
  Noninterest income              526,690       132,472        --          659,162
  Noninterest expense           1,751,249       786,440       39,820     2,577,509
  Income taxes                    443,500       210,700      (83,800)      570,400
  Net income (loss)            $  963,968       339,645     (162,463)    1,141,150
                                =========     =========     =========    =========

                                       Nine Months Ended
                                      September 30, 1999
                               The Exchange      Union
                                 National      State Bank
                                 Bank of       and Trust    Corporate
                              Jefferson City   of Clinton   and other    Total
Statement of earnings information:
  Total interest income        $16,596,793     7,132,159        --       23,728,952
  Total interest expense         7,775,399     3,574,333      611,206    11,960,938
  Net interest income            8,821,394     3,557,826     (611,206)   11,768,014
  Provision for loan losses        495,000        90,000        --          585,000
  Noninterest income             1,784,439       408,286        --        2,192,725
  Noninterest expense            5,838,000     2,512,448      203,878     8,554,326
  Income taxes                   1,344,700       523,400     (275,900)    1,592,200
  Net income (loss)             $2,928,133       840,264     (539,184)    3,229,213
                                 =========     =========     =========    =========

                                       Nine Months Ended
                                      September 30, 1998
                               The Exchange     Union
                                 National     State Bank
                                 Bank of      and Trust     Corporate
                              Jefferson City  of Clinton    and other    Total
Statement of earnings information:
  Total interest income        $16,886,916     7,345,113        --       24,232,029
  Total interest expense         8,580,880     3,843,903      651,261    13,076,044
  Net interest income            8,306,036     3,501,210     (651,261)   11,155,985
  Provision for loan losses        450,000        72,500        --          522,500
  Noninterest income             1,560,350       389,650        --        1,950,000
  Noninterest expense            5,192,405     2,326,851      206,287     7,725,543
  Income taxes                   1,346,500       554,800     (278,800)    1,622,500
  Net income (loss)             $2,877,481       936,709     (578,748)    3,235,442
                                 =========     =========     =========    =========

   The accompanying condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1998 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-KSB for the year ended December 31, 1998 as
Exhibit 13.


   The Company has entered into agreements to acquire Calhoun Bancshares, Inc. (Calhoun), the parent company of Citizens State Bank of Calhoun (Citizens); Mid-Central Bancorp., Inc. (Mid-Central), the parent company of Osage Valley Bank (Osage); and CNS Bancorp, Inc. (CNS), the parent company of City National Savings Bank, FSB (City). The total purchase price of Calhoun is approximately $14,000,000 in cash including approximately $7,400,000 to be paid as a premium in excess of the carrying value of Calhoun's net assets.
The total purchase price of Mid-Central is approximately $8,600,000 in cash including approximately $4,300,000 to be paid as a premium in excess of the carrying value of Mid-Central's net assets. The total purchase price of CNS is approximately $25,500,000 with approximately $12,740,000 to be paid in cash and $12,765,000 to be paid in stock of the Company. The total purchase price of CNS includes a premium of approximately $3,700,000 in excess of the carrying value of CNS's net assets.

   These acquisitions are subject to regulatory approval and in the case of CNS Bancorp, Inc. shareholders' approval. The acquisitions of Calhoun and Mid-Central are anticipated to be completed during the first quarter of 2000 and the acquisition of CNS is expected to be completed during the second quarter of 2000.

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


    Net income for the three months ended September 30, 1999 of $1,093,000 decreased $48,000 when compared to the third quarter of 1998. Earnings per common share for the third quarter of 1999 of $1.01 decreased 5 cents or 4.7% when compared to the third quarter of 1998. Net income for the nine months ended September 30, 1999 of $3,229,000 decreased $6,000 when compared to the first nine months of 1998.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (Dollars expressed in thousands)
                                               Three Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                              _______________  _______________
                                               1999    1998     1999    1998
                                              _______ _______  _______ _______
    Interest income                           $ 8,242   8,118   23,729  24,232
    Fully taxable equivalent (FTE) adjustment     149     146      430     431
                                              _______ _______  _______ _______
    Interest income (FTE basis)                 8,391   8,264   24,159  24,663
    Interest expense                            4,161   4,311   11,961  13,076
                                              _______ _______  _______ _______
    Net interest income (FTE basis)             4,230   3,953   12,198  11,587
    Provision for loan losses                     225     178      585     523
                                              _______ _______  _______ _______
    Net interest income after provision
       for loan losses (FTE basis)              4,005   3,775   11,613  11,064
    Noninterest income                            740     659    2,192   1,950
    Noninterest expense                         2,979   2,577    8,554   7,726
                                              _______ _______  _______ _______
    Earnings before income taxes
       (FTE basis)                              1,766   1,857    5,251   5,288
                                              _______ _______  _______ _______
    Income taxes                                  524     570    1,592   1,622
    FTE adjustment                                149     146      430     431
                                              _______ _______  _______ _______
    Income taxes (FTE basis)                      673     716    2,022   2,053
                                              _______ _______  _______ _______
    Net income                                $ 1,093   1,141    3,229   3,235
                                              ======= =======  ======= =======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net interest income on a fully taxable equivalent basis increased $277,000 or 7.0% to $4,230,000 or 3.74% of average earning assets for the third quarter of 1999 compared to $3,953,000 or 3.77% of average earning assets for the same period of 1998. The provision for loan losses for the three months ended September 30, 1999 was $225,000 compared to $178,000 for the same period of 1998.

   Noninterest income and noninterest expense for the three month periods ended September 30, 1999 and 1998 were as follows:

(Dollars expressed in thousands)
                                          Three Months
                                             Ended
                                          September 30,    Increase(decrease)
                                        ________________   __________________
                                         1999     1998      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   306      285         21      7.4 %
   Trust department income                  108      140        (32)   (22.9)
   Mortgage loan servicing fees             114      103         11     10.7
   Gain on sales of mortgage loans          116       39         77    197.4
   Credit card fees                          34       26          8     30.8
   Other                                     62       66         (4)    (6.1)
                                        _______  _______    _______
                                        $   740      659         81     12.3 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 1,465    1,359        106      7.8 %
   Occupancy expense                        207      139         68     48.9
   Furniture and equipment expense          300      205         95     46.3
   FDIC insurance assessment                 17       17         --      --
   Advertising and promotion                114       96         18     18.8
   Postage, printing, and supplies          137      130          7      5.4
   Legal, examination, and
      professional fees                     115       46         69    150.0
   Credit card expenses                      25       19          6     31.6
   Credit investigation and loan
      collection expenses                    45       46         (1)    (2.2)
   Amortization of intangible assets        186      197        (11)    (5.6)
   Other                                    367      323         44     13.6
                                        _______  _______    _______
                                        $ 2,978    2,577        401     15.6 %
                                        =======  =======    =======

     Noninterest income increased $81,000 or 12.3% to $740,000 for the third quarter of 1999 compared to $659,000 for the same period of 1998. The $21,000 or 7.4% increase in service charges on deposit accounts is due to improved collections of charges as opposed to increases in product pricing. The $32,000 or 22.9% decrease in trust department income is due to partial distributions and closings of several accounts at ENB during the third quarter of 1998. The $11,000 or 10.7% increase in mortgage loan servicing fees is due to a larger portfolio of serviced loans during the third quarter of 1999 compared to 1998. The Company was servicing approximately $116,000,000 of mortgage loans at September 30, 1999 compared to $100,300,000 at September 30, 1998. The $76,000 or 194.9% increase in gains on sales of mortgage loans is due to higher margins on the sale of mortgage loans during the third quarter of 1999 compared to 1998. The Company sold $5,410,000 of loans during the third quarter of 1999 compared to $9,927,000 during the same period in 1998.

    Noninterest expense increased $401,000 or 15.6% to $2,978,000 for the third quarter of 1999 compared to $2,577,000 for the third quarter of 1998. Salaries and benefits increased $106,000 or 7.8%. Of this increase, $97,000 represents increased salary expense as a result of normal salary increase plus additional employees and $18,000 represents higher insurance benefits expense. The $68,000 or 48.9% increase in occupancy expense and the $95,000 or 46.3% increase in furniture and equipment expense are primarily related to a renovation project at ENB's main banking facility which was completed during March 1999. The $18,000 or 18.8% increase in advertising and promotion reflects costs associated with the introduction of a new deposit product at ENB. The $69,000 or 150.0% increase in legal, examination, and professional fees reflects payments associated with strategic tax planning. The $44,000 or 13.6% increase in other noninterest expense also reflects other consulting fees related to strategic tax planning.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 32.4% for the third quarter of 1999 compared to 33.3% for the third quarter of 1998. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.1% for the third quarter of 1999 and 38.6% for the third quarter of 1998.



NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net interest income on a fully taxable equivalent basis increased $611,000 or 5.3% to $12,198,000 or 3.84% of average earning assets for the first nine months of 1999 compared to $11,587,000 or 3.70% of average earning assets for the same period of 1998. The provision for loan losses for the nine months ended September 30, 1999 was $585,000 compared to $523,000 for the same period of 1998.

  Noninterest income and noninterest expense for the nine month periods ended September 30, 1999 and 1998 were as follows:

(Dollars expressed in thousands)
                                           Nine months
                                             Ended
                                          September 30,    Increase(decrease)
                                        ________________   __________________
                                         1999     1998      Amount      %
                                        _______  _______   ________  ________
Noninterest Income
   Service charges on deposit accounts  $   856      780         76      9.7 %
   Trust department income                  289      412       (123)   (29.9)
   Mortgage loan servicing fees             344      295         49     16.6
   Gain on sales of mortgage loans          391      196        195     99.5
   Net gain (loss) on sales and calls
    of debt securities                       --        6         (6)  (100.0)
   Credit card fees                         100       85         15     17.6
   Other                                    213      176         37     21.0
                                        _______  _______    _______
                                        $ 2,193    1,950        243     12.5 %
                                        =======  =======    =======
Noninterest Expense
   Salaries and employee benefits       $ 4,414    4,053        361      8.9 %
   Occupancy expense                        536      381        155     40.7
   Furniture and equipment expense          899      596        303     50.8
   FDIC insurance assessment                 51       52         (1)    (1.9)
   Advertising and promotion                262      268         (6)    (2.2)
   Postage, printing, and supplies          404      413         (9)    (2.2)
   Legal, examination, and
      professional fees                     237      251        (14)       (5.6)
   Credit card expenses                      69       58         11     19.0
   Credit investigation and loan
      collection expenses                   151      134         17     12.7
   Amortization of intangible assets        560      597        (37)    (6.2)
   Other                                    971      923         48      5.2
                                        _______  _______    _______
                                        $ 8,554    7,726        828     10.7 %
                                        =======  =======    =======

     Noninterest income increased $243,000 or 12.5% to $2,193,000 for the first nine months of 1999 compared to $1,950,000 for the same period of 1998. The $76,000 or 9.7% increase in service charges on deposit accounts is due to improved collections of charges as opposed to increases in product pricing. The $123,000 or 29.9% decrease in trust department income is the result of the receipt of an unusually large estate distribution fee and closing of other accounts at ENB in 1998. The $49,000 or 16.6% increase in mortgage loan servicing fees is due to the larger portfolio of loans being serviced by the Company in 1999 compared to 1998. The $195,000 or 99.5% increase in gain on sales of mortgage loans is due to higher margins on the sale of mortgage loans in the first nine months of 1999 compared to 1998. The Company sold $25,409,000 of loans during the first nine months of 1999 compared to $42,134,000 during the same period in 1998. The $37,000 or 21.0% increase in other noninterest income includes $39,000 of commissions earned on sales of investment products through a relationship with a third party investment company. This relationship was established during the latter part of 1998.

    Noninterest expense increased $828,000 or 10.7% to $8,554,000 for the first nine months of 1999 compared to $7,726,000 for the first nine months of 1998. Salaries and benefits increased $361,000 or 8.9%. Of this increase, $307,000 represents increased salary expense as a result of normal salary increase plus additional employees and $49,000 represents higher insurance benefits expense. The $155,000 or 40.7% increase in occupancy expense and the $303,000 or 50.8% increase in furniture and equipment expense are primarily related to a renovation project at ENB's main banking facility which was completed during March 1999. The $48,000 or 5.2% increase in other noninterest expense reflects consulting fees related to strategic tax planning.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.0% for the first nine months of 1999 compared to 33.4% for the first nine months of 1998. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.5% for the first nine months of 1999 and 38.8% for the first nine months of 1998.

NET INTEREST INCOME

   Fully taxable equivalent net interest income increased $277,000 or 7.0% and $611,000 or 5.3% respectively for the three month and nine month periods ended September 30, 1999 compared to the corresponding periods in 1998. The increase in net interest income for the three month period ended September 30, 1999 was the result of increased earning assets. This increase in earning assets was slightly offset by a small decrease in the net interest margin of 3 basis points. The increase in net interest income for the nine month period ended September 30, 1999 compared to the same period of 1998 was the result of a combination of increased earning assets as well as increased net interest margin.


    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 1999 and 1998.

(Dollars expressed in thousands)

                         Three Months Ended            Three Months Ended
                         September 30, 1999            September 30, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $107,226     $2,234   8.27%  $ 95,765     $2,152   8.92%
 Real estate           158,737      3,193   7.98    139,182      2,957   8.43
 Consumer               49,283      1,045   8.41     45,178      1,029   9.04
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies             82,063      1,114   5.39     79,185      1,200   6.01
  State and municipal   28,423        494   6.90     27,608        502   7.21
  Other                  3,627         48   5.25      1,460         26   7.07
Federal funds sold      19,076        261   5.43     27,366        397   5.76
Interest-bearing
 deposits                  177          2   4.48        227          1   1.75
                      ________     ______          ________     ______
  Total interest
   earning assets      448,612      8,391   7.42    415,971      8,264   7.88

All other assets        46,077                       40,022
Allowance for loan
 losses                 (4,829)                      (4,215)
                      ________                     ________
  Total assets        $489,860                     $451,778
                      ========                     ========

Continued on next page

                          Three Months Ended            Three Months Ended
                         September 30, 1999             September 30, 1998

                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 62,320      $ 382   2.43%  $ 53,296     $  336   2.50%
Savings                 37,168        271   2.89     34,818        321   3.66
Money market            43,956        414   3.74     37,955        378   3.95
Deposits of
 $100,000 and over      24,839        313   5.00     27,770        382   5.46
Other time deposits    158,472      2,011   5.03    160,232      2,244   5.56
                      ________     ______          ________     ______
  Total time deposits  326,755      3,391   4.12    314,071      3,661   4.62
Securities sold under
 agreements to
 repurchase             26,244        331   5.00     24,109        340   5.60
Interest-bearing demand
 notes to U.S. Treasury  1,068         14   5.20        717         14   7.75
Other borrowed money    29,516        425   5.71     17,509        296   6.71
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         383,583      4,161   4.30    356,406      4,311   4.80
                                   ______                       ______
Demand deposits         54,664                       45,909
Other liabilities        3,645                        4,317
                      ________                     ________
  Total liabilities    441,892                      406,632
Stockholders' equity    47,968                       45,146
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $489,860                     $451,778
                      ========                     ========
Net interest income                $ 4,230                     $ 3,953
                                   =======                      =======
Net interest margin/4/                      3.74%                        3.77%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $149,000 in 1999 and $146,000 in 1998.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.

                           Nine Months Ended              Nine Months Ended
                           September 30, 1999              September 30, 1998
                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
ASSETS
Loans:/2/
 Commercial           $102,397     $6,467   8.44%  $ 92,948     $6,183   8.89%
 Real estate           147,851      9,057   8.19    140,706      9,025   8.58
 Consumer               47,591      3,070   8.62     44,249      2,955   8.93
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies             74,547      3,190   6.72     85,468      3,866   6.05
  State and municipal   26,916      1,431   7.11     27,528      1,478   7.18
  Other                  1,995         92   6.17      1,535         77   6.71
Federal funds sold      23,579        845   4.79     26,297      1,068   5.43
Interest-bearing
 deposits                  216          7   4.33        256         11   5.74
                      ________     ______          ________     ______
  Total interest
   earning assets      425,092     24,159   7.60    418,987     24,663   7.87
All other assets        43,660                       40,496
Allowance for loan
 losses                 (4,620)                      (4,121)
                      ________                     ________
  Total assets        $464,132                     $455,362
                      ========                     ========

Continued on next page

                            Nine Months Ended              Nine Months Ended
                           September 30, 1999             September 30, 1998

                      ___________________________  ___________________________
                                Interest   Rate              Interest   Rate
                      Average   Income/   Earned/  Average   Income/   Earned/
                      Balance  Expense/1/ Paid/1/  Balance  Expense/1/ Paid/1/
                      ________ __________ _______  ________ __________ _______
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 56,405     $  989   2.34%  $ 54,648     $1,037   2.54%
Savings                 36,119        789   2.92     34,300        937   3.65
Money market            42,462      1,198   3.77     38,545      1,136   3.94
Deposits of
 $100,000 and over      25,652        972   5.07     27,634      1,136   5.50
Other time deposits    160,079      6,152   5.14    159,381      6,695   5.62
                      ________     ______          ________     ______
  Total time deposits  320,717     10,100   4.21    314,508     10,941   4.65
Securities sold under
 agreements to
 repurchase             19,998        784   5.24     28,208      1,186   5.62
Interest-bearing demand
 notes to U.S. Treasury    869         29   4.46        844         38   6.02
Other borrowed money    21,746      1,048   6.44     18,047        911   6.75
                      ________     ______          ________     ______
  Total interest-
   bearing
   liabilities         363,330     11,961   4.40    361,607     13,076   4.83
                                   ______                       ______
Demand deposits         50,043                       45,145
Other liabilities        3,761                        4,290
                      ________                     ________
  Total liabilities    417,134                      411,042
Stockholders' equity    46,998                       44,320
                      ________                     ________
  Total liabilities
   and stockholders'
   equity             $464,132                     $455,362
                      ========                     ========
Net interest income                $12,198                      $11,587
                                   =======                      =======
Net interest margin/4/                      3.84%                        3.70%
__________                                  ====                         ====
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments were $430,000 in 1999 and $431,000 in 1998.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.

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

(Dollars expressed in thousands)
                                       Three Months Ended September
                                         30, 1999 Compared to Three
                                      Months Ended September 30, 1998
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $    82        246       (164)
  Real estate /2/                         236        399       (163)
  Consumer                                 16         90        (74)
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   (86)        43       (129)
  State and municipal /2/                  (8)        15        (23)
  Other                                    22         31         (9)
Federal funds sold                       (136)      (114)       (22)
Interest-bearing deposits                   1         --          1
                                      _______    _______   ________
    Total interest income                 127        710       (583)

Interest expense:
NOW accounts                               46         55         (9)
Savings                                   (50)        21        (71)
Money market                               36         58        (22)
Deposits of
  $100,000 and over                       (69)       (38)       (31)
Other time deposits                      (233)       (25)      (208)
Securities sold under
  agreements to repurchase                 (9)        29        (38)
Interest-bearing demand
  notes to U.S. Treasury                   --          6         (6)
Other borrowed money                      129        178        (49)
                                      _______    _______   ________
    Total interest expense               (150)       284       (434)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   277        426       (149)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $149,000 in
     1999 and $146,000 in 1998.

(Dollars expressed in thousands)
                                        Nine months Ended September
                                          30, 1999 Compared to Six
                                      Months Ended September 30, 1998
                                      _______________________________
                                                     Change due to
                                       Total     ____________________
                                       Change     Volume      Rate
                                      ________   ________   _________
Interest income on a fully
     taxable equivalent basis:
Loans: /1/
  Commercial                          $   284        608       (324)
  Real estate /2/                          32        448       (416)
  Consumer                                115        218       (103)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (676)      (475)      (201)
  State and municipal /2/                 (47)       (33)       (14)
  Other                                    15         21         (6)
Federal funds sold                       (223)      (104)      (119)
Interest-bearing deposits                  (4)        (2)        (2)
                                      _______    _______   ________
    Total interest income                (504)       681     (1,185)

Interest expense:
NOW accounts                              (48)        32        (80)
Savings                                  (148)        48       (196)
Money market                               62        112        (50)
Deposits of
  $100,000 and over                      (164)       (78)       (86)
Other time deposits                      (543)        29       (572)
Securities sold under
  agreements to repurchase               (402)      (326)       (76)
Interest-bearing demand
  notes to U.S. Treasury                   (9)         1        (10)
Other borrowed money                      137        179        (42)
                                      _______    _______   ________
    Total interest expense             (1,115)        (3)    (1,112)
                                      _______    _______   ________
Net interest income on a fully
  taxable equivalent basis            $   611        684        (73)
___________                           =======    =======   ========
/1/  Non-accruing loans are included in the average amounts outstanding.
/2/  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense.  Such adjustments totaled $430,000 in
     1999 and $431,000 in 1998.

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

    The allowance for loan losses was decreased by net loan charge-offs of $26,000 for the first quarter of 1999, $68,000 for the second quarter of 1999 and $45,000 for the third quarter of 1999. That compares to net recoveries of $22,000 for the first quarter of 1998, net charge-offs of $99,000 for the second quarter of 1998 and net charge-offs of $66,000 for the third quarter of 1998. The allowance for loan losses was increased by a provision charged to expense of $180,000 for both the first quarter and second quarter of 1999 and $225,000 for the third quarter of 1999. That compares to $173,000 for the first quarter of 1998, $172,000 for the second quarter of 1998 and $178,000 for the third quarter of 1998.

    The balance of the allowance for loan losses was $4,859,000 at September 30, 1999 compared to $4,413,000 at December 31, 1998 and $4,294,000 at
September 30, 1998. The allowance for loan losses as a percent of outstanding loans was 1.54% at September 30, 1999 compared to 1.53% at December 31, 1998 and 1.51% at September 30, 1998.


                       FINANCIAL CONDITION

    Total assets increased $31,421,000 or 6.9% to $490,124,000 at September 30, 1999 compared to $458,703,000 at December 31, 1998. Total liabilities increased $30,279,000 or 7.3% to $442,869,000 and stockholders' equity increased $1,142,000 or 2.5% to $47,255,000.

    Loans, net of unearned income, increased $26,351,000 or 9.0% to $314,568,000 at September 30, 1999 compared to $288,218,000 at December 31,
1998. Commercial loans increased $9,743,000 or 9.9%; real estate construction loans increased $3,873,000 or 20.0%; real estate mortgage loans increased $10,138,000 or 8.2%; and consumer loans increased $2,597,000 or 5.5%.

    Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $2,624,000 or 0.83% of total loans at September 30, 1999 compared to $810,000 or 0.28% of total loans at December 31, 1998. Detail of those balances plus repossessions is as follows:

(Dollars expressed in thousands)
                                       September 30, 1999   December 31, 1998
                                        _________________   _________________
                                                     % of                % of
                                                    Gross               Gross
                                        Balance     Loans   Balance     Loans
                                        _______     _____   _______     _____
     Nonaccrual loans:
         Commercial                      $1,285      .41%    $  102      .04%
         Real Estate:
           Construction                     239      .08        274      .09
           Mortgage                         707      .22        272      .09
           Consumer                          74      .02         59      .02
                                         ______     ____     ______     ____
                                          2,305      .73        707      .24
                                          ______     ____     ______     ____
     Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                         --       --         --       --
          Real Estate:
            Construction                     --       --         --       --
            Mortgage                        180      .06         --       --
            Consumer                          4       --         18      .01
                                         ______     ____     ______     ____
                                            184      .06         18      .01
                                         ______     ____     ______     ____

           Restructured loans               135      .04         85      .03
                                         ______     ____     ______     ____
              Total nonperforming loans   2,624      .83%       810      .28%
                                                    ====                ====
              Other real estate              23                  85
              Repossessions                  67                  93
                                         ______              ______
              Total nonperforming assets $2,714              $  988
                                         ======              ======

    The allowance for loan losses was 185.2% of nonperforming loans at September 30, 1999 compared to 544.8% of nonperforming loans at December 31, 1998. The increase in commercial nonaccrual loans is due to one large credit and the increase in mortgage nonaccrual loans is due to three credits. The Company has allocated $400,000 of the allowance for loan losses to the aforementioned commercial credit.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 1999 and 1998, which would have been recorded under the original terms those loans, was approximately $117,000 and $36,000 for the nine months ended September 30, 1999 and 1998, respectively. Approximately $45,000 and $4,000 was actually recorded as interest income on such loans for the nine months ended September 30, 1999 and 1998, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 1999 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $6,423,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all have performed according to their contractual terms during the first nine months of 1999. The $6,423,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $3,000,000. The average balance of nonaccrual and other "impaired" loans for the first nine months of 1999 was approximately $8,669,000. At September 30, 1999 the allowance for loan losses on impaired loans was $1,093,000 compared to $554,000 at December 31, 1998. The increase in the allowance for loan losses on impaired loans between December 31, 1998 and September 30, 1999 is primarily due to the one large commercial credit placed on nonaccrual status.

    As of September 30, 1999 and December 31, 1998 approximately $679,000 and $2,457,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk.

    Investments in debt and equity securities classified as available-for-sale increased $19,213,000 or 27.3% to $89,530,000 at September 30, 1999 compared to $70,317,000 at December 31, 1998. Investments classified as available-for-sale are carried at fair value. At December 31, 1998 the market valuation account for the available-for-sale investments of $608,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $383,000 was reflected as a separate positive component of stockholders' equity. During 1999, the market valuation account decreased $1,489,000 to a negative $880,000 to reflect the fair value of available-for-sale investments at September 30, 1999 and the net after tax decrease resulting from the change in the market valuation adjustment of $938,000 decreased the stockholders' equity component to a negative $555,000 at September 30, 1999.

    Investments in debt securities classified as held-to-maturity decreased $7,330,000 or 23.8% to $23,419,000 at September 30, 1999 compared to
$30,749,000 at December 31, 1998. Investments classified as held-to-maturity are carried at amortized cost. At September 30, 1999 and December 31, 1998 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $66,000 and $642,000, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $7,689,000 or 16.6% to $38,514,000 at September 30, 1999 compared to $46,204,000 at December 31, 1998.

    Premises and equipment increased $481,000 or 4.0% to $12,545,000 at September 30, 1999 compared to $12,064,000 at December 31, 1998. The increase reflected expenditures for premises and equipment of $1,239,000, sales and retirements of premises and equipment of $66,000, and depreciation expense of $692,000. The expenditures for premises and equipment primarily reflected construction costs for renovating and expanding ENB's main bank building located in downtown Jefferson City. The renovation and expansion project was completed in the first quarter of 1999 at a cost of approximately $5,500,000.

    Total deposits increased $5,945,000 or 1.6% to $379,467,000 at September 30, 1999 compared to $373,520,000 at December 31, 1998. Demand deposits decreased $774,000 due to normal fluctuations. Time deposits increased $6,719,000 primarily as a result of new public fund accounts.

    Securities sold under agreements to repurchase increased $13,294,000 to $30,285,000 at September 30, 1999 compared to $16,991,000 at December 31, 1998 due primarily to funds obtained from new public fund accounts.

   Interest bearing demand notes to U.S. Treasury increased $1,564,000 to $2,240,000 at September 30, 1999 compared to $676,000 at December 31, 1998.
Balances in this account are governed by the U.S. Treasury's funding requirements.

   Other borrowed money increased $9,500,000 to $26,651,000 at September 30, 1999 compared to $17,151,000 at December 31, 1998. This increase is the result of a Federal Home Loan Bank advance taken by ENB to fund increased loan demand.

    The increase in stockholders' equity reflects net income of $3,229,000 less dividends declared of $1,150,000, and $938,000 in unrealized holding losses on investments in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1998.

Costs of Year 2000 Compliance

Bancshares is committed to taking the necessary steps to enable both new and existing systems, applications and equipment to effectively process transactions up to and beyond Year 2000. To that end, Bancshares is well underway with its Year 2000 readiness program, having spent approximately $695,000 to date. The total cost of the program is currently estimated at $750,000, comprised of capital improvements of $650,000 and direct expense of $100,000. The capital improvements will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of Bancshares to continue its general business operations.

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



     27      Financial Data Schedule


(b)      Reports on Form 8-K.

         On September 22, 1999 a report on Form 8-K was filed announcing a 3 for 2 stock split to be distributed on October 13, 1999 to shareholders of record as of October 7, 1999.

         On October 29, 1999 a report on Form 8-K was filed announcing that on October 27, 1999 Exchange National Bancshares, Inc. had entered into an acquisition agreement and plan of merger with CNS Bancorp., Inc.

         On November 5, 1999 a report on Form 8-K was filed announcing that on September 14, 1999 Exchange National Bancshares, Inc. had entered into an agreement to acquire Citizens Bank of Calhoun. Also reported was that on September 22, 1999 Exchange National Bancshares, Inc. had entered into an agreement to acquire Osage Valley Bank.

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
                                           ___________________________________
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    November 13, 1999                      Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           ___________________________________
                                           Richard G. Rose, Treasurer
    November 13, 1999

                 EXCHANGE NATIONAL BANCSHARES, INC.

                         INDEX TO EXHIBITS

                   September 30, 1999 Form 10-Q


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