Form 10-K405
period 1999-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2000-03-29
CIK 893847

________________________________________________________________
________________________________________________________________
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 1999
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to
     _________________.

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

                         (573) 761-6100
                 (Registrant's telephone number)

 SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

 TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
        None                                N/A

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE 861,976 SHARES OF VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK ON MARCH 15, 2000, IS $51,718,560. AS OF MARCH 15, 2000, THE REGISTRANT HAD 1,219,025 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 1999 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

                             PART I

ITEM 1. BUSINESS.

GENERAL

     Exchange National Bancshares, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Exchange was incorporated under the laws of the State of Missouri on October 23, 1992, and on April 7, 1993 it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares. On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union
State Bank and Trust of Clinton. On January 3, 2000, our Company also acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank.

     Our Company's principal executive offices are located at 132 East High Street, Jefferson City, Missouri 65101, and its telephone number is (573) 761-6100. Except as otherwise provided herein, references herein to "Exchange" or our "Company" include Exchange and its consolidated subsidiaries, and references herein to the "Banks" refer to Exchange National Bank, Union State Bank and, for references made to periods after January 3, 2000, Osage Valley Bank.

RECENT DEVELOPMENTS

     OSAGE VALLEY BANK. On January 3, 2000, our Company acquired all of the issued and outstanding capital stock of Mid Central Bancorp. Mid Central Bancorp was incorporated under the laws of the State of Missouri on October 25, 1983 and owns all of the issued and outstanding capital stock of Osage Valley Bank. Our Company's acquisition of Mid Central Bancorp was effected through the merger of a wholly-owned acquisition subsidiary of our Company with and into Mid Central Bancorp, with Mid Central Bancorp thereupon becoming a wholly-owned subsidiary of our Company. The total purchase price for this transaction was approximately $8,565,000, of which approximately $1,000,000 is payable under a 27-month promissory note issued by our Company to a former shareholder of Mid Central. The balance was paid in cash. As of December 31, 1999, Osage Valley Bank had total assets of $55.1 million, deposits of $49.4 million, and shareholders' equity of $4.1 million. See "Description of Business-Osage Valley Bank."

     CITIZENS STATE BANK OF CALHOUN. On September 14, 1999, our Company and Union State Bank entered into an acquisition agreement with the principal shareholders of Calhoun Bancshares, Inc., the owner of all the outstanding stock of Citizens State Bank of Calhoun. The agreement provides for the merger of Calhoun Bancshares with a newly organized acquisition subsidiary of Union State Bank (which will result in Union State Bank owning 100% of the stock of Calhoun Bancshares as the surviving corporation in the merger). This will be followed immediately by a merger of Citizens Bank into Union State Bank, and the surviving bank in the merger will be called Citizens Union State Bank & Trust. The total purchase price for Calhoun Bancshares is approximately $14,000,000 in cash.

     Citizens Bank is a Missouri state chartered bank with banking offices in Clinton and Calhoun, Missouri. It offers services substantially similar to those typically offered by community banks, including checking and savings accounts, certificates of deposit, credit card accounts, residential and commercial real estate loans, consumer loans and commercial
loans.  Citizens Bank does not offer trust services.   As of
December 31, 1999, Citizens Bank had total assets of $70.2 million, deposits of $61.0 million, and shareholders' equity of $6.1 million.

     The acquisition of Citizens Bank is subject to approval of the Federal Deposit Insurance Corporation pursuant to the Bank
Merger Act. An application has been filed with the regional office of the FDIC in Kansas City, but it has not yet been acted upon. However, the United States Department of Justice, which has the right to bring an action to enjoin any bank merger that it determines would adversely affect competition, has completed its investigation of the proposed merger and has determined that it will not oppose the merger.

     CITY NATIONAL SAVINGS BANK, FSB. On October 27, 1999, our Company entered into an agreement with CNS Bancorp, Inc. to acquire CNS and its subsidiary, City National Savings Bank, FSB. The acquisition will be accomplished through a merger of CNS with and into a newly organized subsidiary of our Company. This will then be followed by the merger of City National into Exchange National Bank.

     CNS is a unitary savings and loan holding company which was organized in 1996 to acquire City National following its conversion from a mutual to a stock savings institution. The merger consideration to be paid to the CNS shareholders will be
0.15 of a share of our Company's common stock plus $8.80 in cash for each of the approximately 1,418,286 shares of CNS stock outstanding. This translates into a total price of approximately 212,743 shares of our Company's common stock and $12,480,917 in cash. In addition, our Company will pay approximately $259,532 in cash to redeem outstanding options. If the shareholders' equity of CNS, after certain adjustments, drops below $20,950,000 as of the end of the month next preceding the closing date, the cash portion of the merger consideration will be reduced by the amount of the deficiency. On February 11, 2000, the Office of the Comptroller of the Currency approved the merger. The merger is subject to approval of the CNS shareholders. Following the merger, the CNS shareholders will own approximately 15% of our Company's common stock.

     City National operates five banking offices in central Missouri. At December 31, 1999, CNS had total assets of $91.8 million, deposits of $68.9 million, and shareholders' equity of $21.6 million. In addition to its home office in Jefferson City, City National has an additional office in Jefferson City and branches in the Missouri communities of Tipton, California and St. Robert. Following the merger of City National into Exchange National Bank, it is anticipated that City National's Jefferson City offices will be closed. Most employees of City National will likely be offered comparable positions at other Exchange National Bank locations.

DESCRIPTION OF BUSINESS

     EXCHANGE. Exchange is a bank holding company registered under the Bank Holding Company Act. Our Company's activities currently are limited to ownership, directly or indirectly through subsidiaries, of the outstanding capital stock of Exchange National Bank, Union State Bank and Osage Valley Bank. In addition to ownership of its subsidiaries, Exchange could seek expansion through acquisition and may engage in those activities (such as investments in banks or operations closely related to banking) in which it is permitted to engage under applicable law. It is not currently anticipated that Exchange will engage in any business other than that directly related to its ownership of its banking subsidiaries or other financial institutions.

     UNION. Union is a bank holding company registered under the Bank Holding Company Act. Union's activities currently are limited to ownership of the outstanding capital stock of Union State Bank. It is not currently anticipated that Union will engage in any business other than that directly related to its ownership of Union State Bank.

     MID CENTRAL BANCORP. Mid Central Bancorp is a bank holding company registered under the Bank Holding Company Act. Mid Central Bancorp's activities currently are limited to ownership of the outstanding capital stock of Osage Valley Bank. It is not currently anticipated that Mid Central Bancorp will engage in any business other than that directly related to its ownership of Osage Valley Bank.

     EXCHANGE NATIONAL BANK. Exchange National Bank, located in Jefferson City, Missouri, was founded in 1865. Exchange National
Bank is the oldest bank in Cole County, and became a national bank in 1927. Exchange National Bank has four banking offices:
its principal office at 132 East High Street in Jefferson City's central business district; a facility at 217 West Dunklin near the city's south side business district; a facility at 3701 West Truman Boulevard adjacent to the Capitol Mall Shopping Center;
and a facility at 800 Eastland Drive near the city's east side business district. See "Item 2. Properties".

     Exchange National Bank is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, electronic cash management services, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     Exchange National Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law, and it is a member of the Federal Reserve System. Exchange National Bank's operations are supervised and regulated by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the FDIC. A periodic examination of Exchange National Bank is conducted by representatives of the OCC. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Exchange National Bank's common stock. See "Regulation Applicable to Bank Holding Companies" and "Regulation Applicable to the Banks".

     UNION STATE BANK. Union State Bank was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. Union State Bank converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. Union State Bank has six banking offices: its principal office at 102 North Second Street in Clinton, Missouri; a downtown Clinton facility located at 115 North Main Street; a facility at 1603 East Ohio in Clinton; a facility inside the Clinton Wal-Mart located at 1712 East Ohio in Clinton; a facility located at 4th and Chestnut in Osceola, Missouri; and a facility located on Route 54 in Collins, Missouri. See "Item 2. Properties".

     Union State Bank is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     Union State Bank's deposit accounts are insured by the FDIC to the extent provided by law. Union State Bank's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Union State Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Union State Bank's common stock. See "Regulation Applicable to Bank Holding Companies" and
"Regulation Applicable to the Banks".

     OSAGE VALLEY BANK. Osage Valley Bank was founded in 1891 as a Missouri state bank. Osage Valley Bank has two banking offices: its principal office at 200 Main Street in Warsaw, Missouri and a branch facility located at 2102 Long View Drive in Warsaw, Missouri. See "Item 2. Properties".

     Osage Valley Bank is a full service bank conducting a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     Osage Valley Bank's deposit accounts are insured by the FDIC to the extent provided by law. Osage Valley Bank's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Osage Valley Bank are conducted by representatives of the FDIC and the Missouri
       Division of Finance.  Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Osage Valley Bank's common stock. See "Regulation Applicable to Bank Holding Companies" and "Regulation Applicable to the Banks".

EMPLOYEES

     As of December 31, 1999, Exchange and its subsidiaries had approximately 154 full-time and 24 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

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

     Exchange National Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole County. Exchange National Bank's principal competition for deposits and loans comes from four other banks within its primary service area of Jefferson City and, to an increasing extent, six other banks in nearby communities. Based on publicly available information, management believes that Exchange National Bank is the second largest (in terms of assets) of the banks within Cole County. The main competition for Exchange National Bank's trust services is from other commercial banks.

     The areas in which Union State Bank competes for deposits and loans are its primary service areas of Clinton, Collins and Osceola, Missouri and its secondary service area of the nearby communities in Henry and St. Clair counties. Union State Bank's principal competition for deposits and loans comes from eight other banks within its primary service area and, to an increasing extent, ten other banks in nearby communities. Based on publicly available information, management believes that Union State Bank is the largest (in terms of assets) of the banks within Henry and St. Clair counties. The main competition for Union State Bank's trust services is from the trust departments of other commercial banks in the Kansas City area.

     Osage Valley Bank competes for deposits and loans in its primary service area of Warsaw, Missouri and its secondary service area of the nearby communities in Benton County. Osage Valley Bank's principal competition for deposits and loans comes from banks within its primary service area of Warsaw and in nearby communities. Based on publicly available information, management believes that Osage Valley Bank is the smallest (in terms of assets) of the banks within Benton County; however, Osage Valley Bank and two of the three other banks in Benton County are comparable in size.

REGULATION APPLICABLE TO BANK HOLDING COMPANIES

     GENERAL. Each of Exchange, Union and Mid Central Bancorp is a registered bank holding company within the meaning of the Bank Holding Company Act, subject to the supervision of the Federal Reserve Board. Each of Exchange, Union and Mid Central Bancorp is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Also, the Federal Reserve Board periodically examines Exchange, Union and Mid Central Bancorp. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Banks, not shareholders of Exchange.

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

     LIMITATION ON ACQUISITIONS. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) taking any action that causes a bank to become a controlled subsidiary of the bank holding company, (ii) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or holding company and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition, (iii) the acquisition by a bank holding company or any nonbank subsidiary thereof of all or substantially all of the assets of a bank, or (iv) a merger or consolidation with another bank holding company.

     In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States to substantially lessen competition or to tend to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served. Exchange, Union and Mid Central Bancorp may from time to time acquire an interest in the voting stock or assets of other banks or financial institutions.

     LIMITATION ON CERTAIN ACTIVITIES. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from engaging in, and from acquiring direct or indirect ownership or control of the voting shares or assets of any company engaged in, any activity other than banking or managing or controlling banks, and any activity which the Federal Reserve Board has determined before November 12, 1999 to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

     As of November 11, 1999, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval.
These permissible activities include furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to nonaffiliated banks and nonbank depository institutions, selling certain money orders, United States savings bonds and traveler's checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency and operating a credit bureau.

     The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management, management consulting, underwriting of life insurance not sold in connection with a credit transaction, and insurance premium funding, are improper activities for bank holding companies and their
subsidiaries.   Under the Gramm-Leach-Bliley Act (the "GLB Act"),
which was enacted on November 12, 1999, the Federal Reserve Board is prohibited from approving new kinds of activities to be permissible for a bank holding company unless the bank holding company has elected to be a financial holding company. Certain bank holding companies and their subsidiaries possess "grandfather rights" giving them authority to engage in one or more of the activities which are not generally permissible because they were engaged in such activities prior to the adoption of legislation restricting such activities.

     Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision. Currently Exchange National Bank, Union State Bank and Osage Valley Bank are the only bank subsidiaries of Exchange.

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

     ACTIVITIES OF A FINANCIAL HOLDING COMPANY. Under the GLB Act, a bank holding company that elects to be a financial holding company may engage in a wider range of financial activities. Effective March 11, 2000, the GLB Act is (i) terminating the restrictions of the Bank Holding Company Act that prohibit banks from affiliating with insurance companies, (ii) terminating the restrictions of the Glass-Steagall Act that prohibit affiliates of banks from conducting certain securities underwriting activities, and (iii) permitting bank holding companies to conduct other activities that the Federal Reserve Board and the United States Department of Treasury ("Treasury") determine to be financial in nature or incidental to a financial activity or the Federal Reserve Board determines to be complementary to a financial activity.

     To engage in the newly authorized financial activities, a bank holding company must elect to become a financial holding company. The bank holding company may make such an election by filing with the Federal Reserve Board (1) a declaration that the company elects to be a financial holding company to engage in Fed-approved financial activities or to acquire a company that engages in such activities, and (2) a certification, based upon the most recent regulatory examinations, that each of the bank holding company's insured depository institutions is well-capitalized and well-managed. Furthermore, each of the insured depository institutions must be rated "satisfactory" in its latest Community Reinvestment Act examination.

     The non-bank subsidiaries of a financial holding company may engage in pre-approved financial activities, which include the underwriting of all types of insurance and annuity products, the underwriting of all types of securities products and mutual funds, merchant banking activities, full-service insurance agency activities and operating a travel agency. A financial holding company may conduct any of these activities, so long as the financial holding company notifies the Federal Reserve Board within 30 days after the financial holding company commences such activities or acquires a company that engages in such activities. A financial holding company does not need to file a formal application with or obtain prior approval from the Federal Reserve Board to conduct such activities.

     If a financial holding company wishes to engage in activities that are "financial in nature or incidental to a financial activity" but not yet specifically authorized by the Federal Reserve Board, the financial holding company must file an application with the Federal Reserve Board. If both the Federal Reserve Board and Treasury approve the application, the financial holding company may commence the new activity. The Federal Reserve Board may also approve a new activity that is complementary to a financial activity, but the financial holding company must make an additional showing that the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company's regulatory requirements remain substantially the same, with two exceptions. First, the bank holding company and its subsidiaries will be subject to new customer privacy regulations, which will become effective on either November 12, 2000 or a date thereafter that is specified by federal banking agencies. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is an NASD-registered broker-dealer.

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

     The Federal Reserve Board issued a regulation effective on October 1, 1998 which increases the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 1999, neither Exchange nor Union had NMSAs or PCCRs and Union had no MSRs. As of December 31, 1999, Exchange had $229,604 of MSRs (which are included in other assets), $1,238,460 of CDIs, $8,202,681 of goodwill and $575,000 of other identified intangible assets, and Union had $1,238,460 of CDIs and $8,202,681 of goodwill.

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

     Under the Federal Reserve Board's market risk rules, an institution with significant trading activities must measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, equity prices, foreign exchange rates and commodity prices and exposure to specific risk associated with debt and equity positions in the trading
portfolio.   This regulation applies to any bank holding company
(i) whose trading activity equals 10% or more of its total assets or (ii) whose trading activity equals $1 billion or more. General market risk refers to changes in the market value of on-balance sheet assets and off-balance sheet items resulting from broad market movements. Specific risk refers to changes in the market value of individual positions due to factors other than broad market movements and includes such risks as the credit risk of an instrument's issuer. Under the Federal Reserve Board's rules, an institution must measure its general market risk using its internal risk measurement model to calculate a "value-at-risk" based capital charge. An institution must also measure its specific risk either through a valid internal model or by a so-called standardized approach. The standardized approach for the measurement of specific risk uses a risk-weighing process developed by the Federal Reserve Board which categorizes individual instruments and then assesses a fixed capital charge. Until September 1997, an institution that used an internal model to measure specific risk, rather than the standardized approach, was required to hold capital for specific risk at least equal to 50 percent of the specific risk charge calculated when using the standardized approach (the minimum specific risk charge). If that portion of an institution's "value-at-risk" capital charge which was attributable to specific risk did not equal the minimum specific risk charge, the institution was subject to additional charges to make up for such difference. In September 1997, the Federal Reserve Board has eliminated the use of the minimum specific risk charge and consequently, the need for a dual calculation if an institution uses its internal model to measure specific risk. Therefore, an institution using a valid internal model to measure specific risk may use the "value-at-risk" measures generated by its model without being required to compare the model-generated risk charge to the minimum specific risk charge as calculated under the standardized approach.

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

     On December 31, 1999, Exchange and Union each was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Exchange had a Tier 1 leverage ratio of 9.73% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 15.06% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 13.81% (compared with a minimum requirement of 4%), and Union had a Tier 1 leverage ratio of 7.84%, a ratio of total capital to risk-weighted assets of 15.32% and a ratio of Tier 1 capital to risk-weighted assets of 14.06%.

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

     Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. First, a state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). Second, a state may establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company (a "deposit cap"), provided that such deposit limit does not discriminate against out-of-state bank holding companies. In 1995, Missouri enacted legislation that provides that a bank holding company whose bank subsidiaries were conducting business in states other than the state of Missouri as of January 1, 1995, may not charter de novo a bank or trust company under Missouri law or a national bank located in Missouri, and such bank holding company may not acquire any such bank or trust company or a national bank located in Missouri that has been in continuous existence for less than five years. This provision was enacted to implement a state option permitting bank charter age requirements under the Riegle-Neal Act. Missouri currently has a statewide deposit cap of 13%.

     The Riegle-Neal Act now permits affiliated banks in different states to act as agents for each other for purposes of receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as an agent for an affiliated bank is not considered a branch of the affiliated bank.

     Beginning on June 1, 1997, the Riegle-Neal Act authorized interstate branching by a merger of banks with different home states which results in a single bank with branches in both states. The Riegle-Neal Act gave states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gave states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorized banks to establish and operate de novo branches in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. As of June 1, 1997, approximately 44 states acted on the Riegle-Neal Act. Only two states, Texas and Montana, opted out. Seven states contiguous with Missouri's borders, Arkansas, Illinois, Iowa, Kentucky, Nebraska, Oklahoma and Tennessee, affirmatively "opted-in." Neither Missouri nor Kansas acted by June 1, 1997 to "opt-in" or "opt-out." Therefore, interstate branching of banks by merger is permitted in Missouri and its contiguous states.

     Effective October 10, 1997, the Riegle-Neal Act prohibits any bank from establishing or acquiring a branch or branches outside its home state primarily for the purpose of deposit production. An interstate branch must reasonably help meet the credit needs of the communities served as determined by a loan-to-deposit ratio screen. The FDIC and other banking agencies, under the final rule, will determine a bank's total loan-to-deposit ratio for all branches opened in a particular state one year or more after the bank has established an interstate branch. If the ratio is less than 50 percent of the average loan-to-deposit ratio for all banks headquartered in that state, the banking regulators will try to determine whether the branches are making a "reasonable" effort to meet the needs of the community served in that state by using six mitigating factors. The agencies may impose sanctions on institutions found not to meet the community credit needs. The regulators may require the bank to close branches in the state where it has a low loan-to deposit ratio, and may prohibit the bank from opening any new branches unless the institution assures the agencies that it will attempt to meet those credit needs.

     MISSOURI BANK HOLDING COMPANY REGULATION. Under Missouri law, a bank holding company is prohibited from acquiring control over a bank, savings association or trust company which has its principal banking office in Missouri if such acquisition would cause the aggregate deposits held by all banks, savings associations and trust companies in which such bank holding company has an interest to exceed 13% of the total deposits of banking and savings institutions in Missouri. Further, an acquisition by a bank holding company of control of a bank or trust company which has its principal banking office in Missouri requires approval of the Missouri Director of Finance. Neither such limitation applies, however, in situations where the acquisition was requested by the Missouri Director of Finance, the FDIC or the Federal Reserve Board in order to protect the public interest against the failure or probable failure of a bank or trust company.

REGULATION APPLICABLE TO THE BANKS

     GENERAL. As a national bank, Exchange National Bank is subject to regulation and examination primarily by the OCC.
Exchange National Bank is also regulated by the Federal Reserve Board and the FDIC. As Missouri state non-member banks, Union State Bank and Osage Valley Bank are subject to regulation and examination by the Missouri Division of Finance and the FDIC. Regulation by these agencies is designed to protect bank depositors rather than our shareholders. Each of the OCC and the FDIC has the authority to issue cease and desist orders if it determines that activities of any of our subsidiary Banks represents unsafe and unsound banking practices or violations of law. In addition, the OCC and FDIC are empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

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

     On December 31, 1999, Exchange National Bank and Union State Bank each was in compliance with all of the OCC's minimum capital requirements. On such date Exchange National Bank had a Tier 1 Leverage Ratio of 10.52% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 14.98% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 13.73% (compared with a minimum requirement of 4%), and Union State Bank had a Tier 1 Leverage Ratio of 7.84%, a ratio of Total capital to risk-weighted assets of 13.95%, and a ratio of Tier 1 capital to risk-weighted assets of 12.70%.

     CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC and FDIC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio), (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a
Tier 1 leverage ratio that is equal to or less than 2%.   Federal
banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, Exchange National Bank was a well capitalized institution as of December 31, 1999, and under FDIC regulations, Union State Bank was a well capitalized institution as of December 31, 1999.

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

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of our subsidiary Banks are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor.
Under federal banking regulations, our Banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 2000, Exchange National Bank's and Union State Bank's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

     In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on Savings Association Insurance Fund-assessable ("SAIF-assessable") deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits was at a rate equal to one-fifth (1/5) of the assessment rate for SAIF-assessable deposits. As of January 1, 2000, BIF-assessable deposits and SAIF-assessable deposits were assessed by Financing Corporation at the same rate of 2.12 basis points of assessable deposits. As of January 1, 2000, Exchange National Bank and Union State Bank only had BIF-assessable deposits. Consequently, the change in Financing Corporation's assessment rates has resulted in these banks receiving an increased annual assessment from Financing Corporation.

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

     LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, under federal law the maximum amount that a national bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 1999, Exchange National Bank's lending limit under this regulation was approximately $5,491,550, and its current largest loan to one borrower (aggregate loans to the borrower and its related entities) was approximately $5,262,025.

     Missouri banking law imposes restrictions on a state-chartered bank's lending activities. According to Missouri law, the maximum amount that a bank may lend to any one person or entity is limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state. These restrictions have some exceptions. As of December 31, 1999, Union State Bank's lending limit under this law was approximately $4,381,620, and its current largest loan to one borrower was approximately $2,366,597.

     PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. These laws and related regulations are applicable to Exchange National Bank. Exchange National Bank has obtained approval from the OCC to pay up to $15,825,500 in dividends to Exchange in 2000, although no assurances can be given that such dividends will be declared.

     Union State Bank and Osage Valley Bank, as state non-member banks, are subject to the dividend restrictions set forth by Missouri law and the FDIC. Under the FDIA, a FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized.
Missouri banking law prohibits the declaration of a dividend if the bank has not made good any existing impairment of its capital. These laws and related regulations are not expected to have a material effect upon the current dividend policies of Union State Bank and Osage Valley Bank.

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

     OTHER REGULATORY LIMITATIONS. Exchange, Union, Mid Central and the Banks are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which Exchange National Bank, Union State Bank, or Osage Valley Bank may make to Exchange, Union, Mid Central or to third parties, secured by securities or obligations of Exchange, Union or Mid Central, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     Each of Exchange National Bank and Union State Bank is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

     BANKING ACTIVITIES. The investments and activities of Exchange National Bank are subject to substantial regulation by the OCC, the Federal Reserve Board and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

     Under the GLB Act, the OCC regulates and monitors the Fair
Credit Report Act's restrictions on the transfer of customer information between Exchange National Bank and its affiliates.
Starting on either November 12, 2000 or a date thereafter that is specified by the OCC, the OCC will also regulate and monitor restrictions on the transfer of nonpublic personal information of consumers to nonaffiliated third parties.

     The Missouri Division of Finance and the FDIC regulate or monitor all areas of the operations of Union State Bank and Osage Valley Bank, including capital requirements; issuance of stock; declaration of dividends; interest rates; deposits; record keeping; establishment of branches; acquisitions; mergers; loans; investments; borrowing; security requirements, devices and procedures; employee responsibility and conduct; and directors and affiliates. The Missouri Division of Finance also limits the issuing of capital notes or debentures, holding of real estate and personal property and requires Union State Bank and Osage Valley Bank to maintain a certain ratio of reserves against deposits.

     Under the GLB Act, the FDIC regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between Union State Bank and Osage Valley Bank and their affiliates. Starting on either November 12, 2000 or a date thereafter that is specified by the FDIC, the FDIC will also regulate and monitor restrictions on the transfer of nonpublic personal information of consumers to nonaffiliated third parties.

     ACTIVITIES OF A FINANCIAL SUBSIDIARY OF A NATIONAL BANK. The GLB Act authorizes a "financial subsidiary" of a national bank to conduct any financial activity that the Federal Reserve Board permits a financial holding company to conduct, except for
(i) insurance underwriting, (ii) real estate development and
(iii) merchant banking. The Federal Reserve Board and Treasury may jointly adopt rules to permit a financial subsidiary to engage in merchant banking activities beginning five years after enactment of the GLB Act.

     YEAR 2000 SAFETY AND SOUNDNESS STANDARDS. On October 15, 1998, the Federal Reserve Board, the FDIC and the OCC adopted guidelines which establish the minimum safety and soundness standards for banks with respect to the Year 2000 readiness of
their computer systems.   The guidelines required that each bank,
in writing, (i) identify all internal and external mission-critical computer systems that are not Year 2000 ready; (ii) establish the priorities for accomplishing work and allocating resources to renovating internal mission-critical systems; (iii) identify the resource requirements and individuals assigned to the Year 2000 project on internal mission critical systems; (iv) establish reasonable deadlines for commencing and completing the renovation of such internal mission-critical systems; (v) develop and adopt a project plan that addresses the bank's Year 2000 renovation, testing, contingency planning, and management oversight process; and (vi) develop a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve Year 2000 readiness. Each bank was required to substantially complete the testing of the renovation of all internal mission-critical systems by December 1, 1998. The guidelines also required that each bank determine the ability of external third party suppliers to renovate external mission-critical systems that are not Year 2000 ready and to complete the renovation in sufficient time to substantially complete the testing of all external mission-critical systems by March 31, 1999. Furthermore, the guidelines required that each bank complete the testing of all mission-critical systems by June 30, 1999.

     For additional information on the Year 2000 readiness of Exchange National Bank and Union State Bank, see "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations--Year 2000."

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

     Our Banks are subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $44.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $44.3 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $5.0 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 1999, Exchange National Bank was required to maintain a reserve balance of $3,620,000 and Union State Bank was required to maintain a reserve balance of $943,000.

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

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and Exchange National Bank, Union State Bank, Osage Valley Bank, Union, Mid Central Bancorp and Exchange in particular.

     The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2. PROPERTIES.

     None of Exchange, Union or Mid Central Bancorp owns or leases any property.

     The principal offices of Exchange and Exchange National Bank are located at 132 East High Street in the central business district of Jefferson City, Missouri. The building, which is owned by Exchange National Bank, is a three-story structure constructed in 1927. A recently completed renovation and expansion project increased usable office space from 14,000 square feet to approximately 33,000 square feet. All of this office space is currently used by Exchange and Exchange National Bank. Management believes that this facility is adequately covered by insurance.

     Exchange National Bank also owns a branch banking facility at 3701 West Truman Boulevard in Jefferson City. This facility has approximately 21,000 square feet of usable office space, all of which is used for Exchange National Bank operations, and has full drive-in facilities. Exchange National Bank owns a second branch banking facility, which is located at 217 West Dunklin
Street in Jefferson City. This facility is a one-story building which has approximately 2,400 square feet of usable office space, all of which is used for Exchange National Bank operations. In addition, Exchange National Bank has established a branch banking facility at 800 Eastland Drive in Jefferson City with approximately 4,100 square feet of usable office space, all of which is used for Exchange National Bank's operations.
Management believes that the condition of these banking facilities presently is adequate for Exchange National Bank's business and that these facilities are adequately covered by insurance.

     The principal offices of Union and Union State Bank are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by Union State Bank, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for Union's and Union State Bank's operations. Union State Bank also operates five branch banking facilities, of which four are owned by it. Union State Bank owns its downtown Clinton branch, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable office space, all of which is used in Union State Bank operations. Union State Bank owns a second branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a two-story building which has approximately 5,760 square feet of usable office space, all of which is used for Union State Bank operations. Union State Bank leases its third Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. Union State Bank leases approximately 600 square feet of space at this facility under a five-year lease expiring in January 2004, with two five-year renewal options granted to Union State Bank. Union State Bank owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for Union State Bank operations. Finally, Union State Bank owns an approximately 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. Management believes that the condition of these banking facilities presently is adequate for Union State Bank's business and that these facilities are adequately covered by insurance.

     The principal offices of Mid Central Bancorp and Osage Valley Bank are located at 200 Main Street in Warsaw, Missouri. The bank building, which is owned by Osage Valley Bank, is a two-story structure constructed in 1891. It has approximately 8,900 square feet of usable office space, all of which is currently used for Osage Valley Bank's operations. Osage Valley Bank also operates one branch banking facility, which is owned by it. Osage Valley Bank's branch facility is a one-story structure located at 2102 Long View Drive in Warsaw, Missouri, and it has approximately 1,000 square feet of usable office space, all of which is used for Osage Valley Bank operations. Management believes that the condition of these banking facilities presently is adequate for Osage Valley Bank's business and that these facilities are adequately covered by insurance.

     The Banks invest in all types of real estate mortgages, including mortgages on single family dwellings, multi-family dwellings, office buildings, unimproved land and land development loans. The limits of the Banks' investment in real estate mortgages is directed by guidelines contained in the respective Bank's loan policy. Changes in this policy do not require a vote of the security holders. It is the policy of each of the Banks to invest in real estate mortgages primarily for income. In regard to investment in real estate mortgages, the Banks intend to originate and service real estate mortgages.

ITEM 3.  LEGAL PROCEEDINGS.

     None of Exchange or its subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of our Company's common stock during the fourth quarter of the year ended December 31, 1999.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in Exchange's 1999 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Selected Consolidated Financial Data" in Exchange's 1999 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION.

     Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Selected
Consolidated Financial Data" in Exchange's 1999 Annual Report to
Shareholders.

FORWARD-LOOKING STATEMENTS

     This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries, including, without limitation:

     -    statements that are not historical in nature, and

     - statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should,"
          "could," "anticipates," "estimates," "intends" or similar expressions.

     Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

    - competitive pressures among financial services companies may increase significantly,

    - costs or difficulties related to the integration of the business of Exchange and its acquisition targets may be greater than expected,

    - changes in the interest rate environment may reduce interest margins,

    - general economic conditions, either nationally or in Missouri, may be less favorable than expected,

    - legislative or regulatory changes may adversely affect the business in which Exchange and its subsidiaries are engaged,

    - technological changes may be more difficult or expensive than anticipated, and

    -     changes may occur in the securities markets.

We have described under "Factors That May Affect Future Results of Operations, Financial Condition or Business" additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL
CONDITION OR BUSINESS

     We are identifying important risks and uncertainties that could affect our Company's results of operations, financial condition or business and that could cause them to differ materially from our Company's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, our Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below.

     BECAUSE EXCHANGE PRIMARILY SERVES MISSOURI, A DECLINE IN THE LOCAL ECONOMIC CONDITIONS COULD LOWER EXCHANGE'S PROFITABILITY. The profitability of Exchange is dependant on the profitability of its banking subsidiaries, which operate out of central Missouri. The financial condition of these banks is affected by fluctuations in the economic conditions prevailing in the portion of Missouri in which their operations are located. Accordingly, the financial conditions of both Exchange and its banking subsidiaries would be adversely affected by deterioration in the general economic and real estate climate in Missouri.

     An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:

     - customers may not want or need the products and services of Exchange's banking subsidiaries,

     -    borrowers may be unable to repay their loans,

     - the value of the collateral security of the banks' loans to borrowers may decline, and

     - the overall quality of the banks' loan portfolio may decline.

     Making mortgage loans and consumer loans is a significant source of profits for Exchange's banking subsidiaries. If individual customers in the local area do not want these loans, profits may decrease. Although the banks could make other investments, the banks may earn less revenue on these investments than on loans. Also, the banks' losses on loans may increase if borrowers are unable to make payments on their loans.

     INTEREST RATE CHANGES MAY REDUCE THE PROFITABILITY OF EXCHANGE AND ITS BANKING SUBSIDIARIES. The primary source of earnings for Exchange's banking subsidiaries is net interest income. To be profitable, the banks have to earn more money in interest and fees on loans and other interest-earning assets than they pay as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates increase, as has already happened on several occasions since mid-year 1999, the amount of interest the banks earn on loans and investment securities may not increase as rapidly as the amount of interest the banks have to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Exchange and its banking subsidiaries, other factors remaining equal.

     Changes in the level or structure of interest rates also affect

     -    the banks' ability to originate loans,

     -    the value of the banks' loan and securities portfolios,

     - the banks' ability to realize gains from the sale of loans and securities,

     -    the average life of the banks' deposits, and

     -    the banks' ability to obtain deposits.

     Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of the banks' assets and liabilities, and the market value of all interest-earning assets, other than interest-earning assets that mature in the short term. The banks' interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities. Although Exchange believes that its banks' current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of the banks.

     THE PROFITABILITY OF EXCHANGE'S BANKING SUBSIDIARIES DEPENDS ON THEIR ASSET QUALITY AND LENDING RISKS. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Exchange's banking subsidiaries are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The banks' failure to timely and accurately monitor the quality of their loans and other assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries. There is a degree of credit risk associated with any lending activity. The banks attempt to minimize their credit risk through loan diversification. Although the banks' loan portfolios are varied, with no undue concentration in any one industry, substantially all of the loans in the portfolios have been made to borrowers in central Missouri. Therefore, the loan portfolios are susceptible to factors affecting the central Missouri area and the level of non-performing assets is heavily dependant upon local conditions. There can be no assurance that the level of the banks' non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.

     THE PROVISIONS FOR POSSIBLE LOAN LOSSES OF EXCHANGE'S BANKING SUBSIDIARIES MAY NEED TO BE INCREASED. Each of Exchange's banking subsidiaries make a provision for loan losses based upon management's analysis of potential losses in the loan portfolio and consideration of prevailing economic conditions. Each of the banks may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio, provision for loan losses, and real estate acquired by foreclosure of each of the banks. Such agencies may require the banks to recognize additions to the provisions for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for possible loan losses, whether required as a result of regulatory review or initiated by Exchange itself, may materially alter the financial outlook of Exchange and its banking subsidiaries.

     IF EXCHANGE AND ITS BANKS ARE UNABLE TO SUCCESSFULLY COMPETE FOR CUSTOMERS IN EXCHANGE'S MARKET AREA, THEIR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED. Exchange's banking subsidiaries face substantial competition in making loans, attracting deposits and providing other financial products and services. The banks have numerous competitors for customers in their market area. Such competition for loans comes principally from:

     -   other commercial banks          -   mortgage banking
                                             companies

     -   savings banks                   -   finance companies

     -   savings and loan associations   -   credit unions

Competition for deposits comes principally from:

     -   other commercial banks          -   brokerage firms

     -   savings banks                   -   insurance companies

     -   savings and loan associations   -   money market
                                             mutual funds

     -   credit unions                   -   mutual funds (such
                                             as corporate
                                             and government
                                             securities funds)

     Many of these competitors have greater financial resources and name recognition, more locations, more advanced technology and more financial products to offer than the banks. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. In addition, the recently enacted Gramm-Leach-Bliley Act removes many of the remaining restrictions in federal banking law against cross-ownership between banks and other financial institutions, such as insurance companies and securities firms. The new law will likely increase the number and financial strength of companies that compete directly with the banks. The profitability of the banks depends of their continued ability to attract new customers and compete in Missouri. New competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on the banks' market share of deposits and loans in the banks' respective service areas. If the banks are unable to successfully compete, their financial condition and results of operations will be adversely affected.

     EXCHANGE AND ITS BANKING SUBSIDIARIES MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS AFFECTING THE FINANCIAL SERVICES INDUSTRY. Banks and bank holding companies such as Exchange are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. The regulatory authorities have extensive discretion in connection with their supervision and enforcement activities and their examination policies, including the imposition of restrictions on the operation of a bank, the classification of assets by an institution and requiring an increase in a bank's allowance for loan losses. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a material adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.

     THE SUCCESS OF EXCHANGE AND ITS BANKS LARGELY DEPENDS ON THE EFFORTS OF THEIR EXECUTIVE OFFICERS. The success of Exchange and its banking subsidiaries has been largely dependant on the efforts of Donald Campbell, James Smith and David Turner and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Messrs. Campbell, Smith or Turner, or any of the other key executive officers could have a materially adverse effect on Exchange and its banks.

     EXCHANGE CANNOT PREDICT HOW CHANGES IN TECHNOLOGY WILL
AFFECT ITS BUSINESS. The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

     -   telecommunications              -   Internet-based banking

     -   data processing                 -   telebanking

     -   automation                      -   debit cards and
                                             so-called
                                             "smart cards"

     The ability of Exchange's banking subsidiaries to compete successfully in the future will depend on whether they can anticipate and respond to technological changes. To develop these and other new technologies the banks will likely have to make additional capital investments. Although the banks continually invest in new technology, there can be no assurance that the banks will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

     ADDITIONAL FACTORS. Additional risks and uncertainties that may affect the future results of operations, financial condition or business of our Company and its banking subsidiaries include, but are not limited to: (i) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the Banks or our Company; and (ii) changes in accounting policies and practices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

     Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 1999, the rate shock scenario models indicated that annual net interest income could change by as much as 4% should interest rates rise or fall within 200 basis points from their current level over a one year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the financial statements and report of independent auditors included later in this report under Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

THE BOARD OF DIRECTORS

     Our Company's board of directors consists of nine directors. The articles of incorporation of our Company divide the board of directors into three classes of directors, with the directors serving staggered terms of three years and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal. The present terms of David R. Goller, James R. Loyd and Gus S. Wetzel, II, the three directors in Class II, expire at the annual meeting of shareholders in 2000. Directors in Class I (Charles G. Dudenhoeffer, Jr., Philip D. Freeman and James E. Smith) and Class III (Donald L. Campbell, Kevin L. Riley and David T. Turner) have been elected to terms expiring at the time of the annual meeting of shareholders in 2002 and 2001, respectively.

     One of the purposes of the 2000 annual meeting of shareholders is to elect three directors in Class II to serve for a three-year term expiring at the annual meeting of shareholders in 2003 and until their respective successors are duly elected and qualified or until their respective earlier resignation or removal. The board of directors has designated David R. Goller, James R. Loyd and Gus S. Wetzel, II as the three nominees proposed for election at the 2000 annual meeting.

     Our Company's articles of incorporation and bylaws provide that advance notice of shareholder nominations for the election of directors must be given. At meetings of shareholders, notice of nominations or other business to be brought before the meeting must be delivered to our Company's secretary at our principal executive offices not less than 60 days (30 days in the case of nominations for the election of directors) prior to the first anniversary of the previous year's annual meeting. In the event that the date of the annual meeting of shareholders is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, however, notice by the shareholder to be timely must be so delivered not later than the close of business on the later of (i) the 60th day (in the case of nominations, the 30th day) prior to such annual meeting or (ii) the tenth day following the date on which public announcement of the date of such meeting is first made.

     The shareholder's notice of nomination must contain (i) the name and address of the nominating shareholder, of each person to be nominated and of the beneficial owner (as defined in the articles of incorporation), if any, on whose behalf the nomination is made, (ii) a representation that the nominating shareholder is the holder of record of our Company's common stock entitled to vote in the election of directors at the meeting and intends to appear at the meeting to nominate the person or persons specified in the notice, (iii) the number of shares of our Company's common stock owned beneficially and of record by the nominating shareholder and by each person to be nominated,
(iv) a description of all arrangements or understandings between the nominating shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, (v) the consent of each nominee to serve as a director if so elected, and (vi) such other information regarding each nominee proposed by the nominating shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, as then in effect, if our Company were soliciting proxies for the election of such nominees. If no such notice has been received, the chairman of the annual meeting is entitled to refuse to acknowledge the nomination of any person which is not made in compliance with the foregoing procedure.

NOMINEES AND DIRECTORS CONTINUING IN OFFICE

The following table sets forth certain information with respect to each person nominated by the board of directors for election as a Class II director at the 2000 annual meeting and each
director whose term of office will continue after the 2000 annual meeting.
                                                             COMPANY
                                            POSITION         DIRECTOR
     NAME                      AGE       WITH OUR COMPANY     SINCE

NOMINEES

  CLASS II:  TERM TO EXPIRE IN 2003

  David R. Goller               68         Director           1993
  James R. Loyd                 68         Director           1993
  Gus S. Wetzel, II             59         Director           1999

DIRECTORS CONTINUING IN OFFICE

  CLASS I:  TERM TO EXPIRE IN 2002

  Charles G.
    Dudenhoeffer, Jr.           60         Senior Vice        1993
                                           President and
                                           Director

  Philip D. Freeman             46         Director           1993

  James E. Smith                55         Vice Chairman      1997
                                           and Director

  CLASS III:  TERM TO EXPIRE IN 2001

  Donald L. Campbell            73         President,         1993
                                           Chairman of
                                           the Board
                                           and Director

  Kevin L. Riley                44         Director           1995

  David T. Turner               43         Vice Chairman      1997
                                           and Director

     The business experience during the last five years of each person nominated by the board of directors for election as a Class II director at the 2000 annual meeting and each director whose term of office will continue after the 2000 annual meeting is as follows:

     David R. Goller has served as a Director of Exchange National Bank since 1975 and of our Company since 1993. He has been an attorney with the law firm of Goller, Gardner & Feather, P.C. (formerly Goller & Associates, P.C.), Jefferson City, Missouri, counsel for Exchange National Bank, since 1975. Mr. Goller also serves on our Company's Audit/Compensation Committee and Incentive Stock Option Committee.

     James R. Loyd has served as a Director of Exchange National Bank since 1974 and of our Company since 1993. He served as Executive Vice President of Exchange National Bank from 1974 until October 1996 and as Executive Vice President of our Company from 1993 until October 1996. Mr. Loyd also serves on our Company's Incentive Stock Option Committee.

     Gus S. Wetzel, II has served as a Director of Union State Bank since 1974, and of our Company since 1999. He has served as Chairman of Union State Bank since 1974. Dr. Wetzel has served as a physician/surgeon with the Wetzel Clinic, Clinton, Missouri since 1972. He also serves on our Company's Incentive Stock Option Committee.

     Charles G. Dudenhoeffer, Jr. has served as a Director of Exchange National Bank since 1978 and of our Company since 1993. Mr. Dudenhoeffer has served as Vice President and Trust Officer of Exchange National Bank from 1974 until June 1992, when he became Senior Vice President and Trust Officer. He has served as Senior Vice President of our Company since 1993.

     Philip D. Freeman has served as a Director of Exchange
National Bank since 1990 and of our Company since 1993. He has been the Owner/Manager of Freeman Mortuary, Jefferson City,
Missouri since 1974. Mr. Freeman also serves on our Company's Audit/Compensation Committee and Incentive Stock Option
Committee.

     James E. Smith has served as a Director of Union State Bank since 1975, of our Company since 1997, and of Osage Valley Bank since January 2000. He has served as Vice Chairman of our Company since 1998, as President and Secretary of Union State Bank since 1975, and President of Osage Valley Bank since January 2000.

     Donald L. Campbell has served as a Director of Exchange National Bank since 1967, of Union State Bank since 1997, and of our Company since 1993. He has served as Chairman of Exchange National Bank since 1990, and of our Company since 1993. Mr. Campbell has served as President of Exchange National Bank from 1971 until December 1996 and of our Company since 1993.

     Kevin L. Riley has served as a Director of Exchange National Bank since 1995 and of our Company since 1995. He has been co-owner of Riley Chevrolet, Inc. and Riley Oldsmobile, Cadillac, Inc., each a Jefferson City, Missouri automobile dealership, since 1986 and 1992, respectively. Mr. Riley also serves on our Company's Audit/Compensation Committee and Incentive Stock Option Committee.

     David T. Turner has served as a Director of Exchange National Bank and of our Company since January 1997. Mr. Turner has served as President of Exchange National Bank since January 1997 and as Vice Chairman of our Company since June 1998. From 1993 until June 1998, he served as Senior Vice President of our Company. He served as Senior Vice President of Exchange National Bank from June 1992 through December 1996 and as Vice President from 1985 until June 1992.

     There is no arrangement or understanding between any director and any other person pursuant to which such director was selected as a director, except that in connection with our Company's acquisition of Union State Bank in November 1997, our
Company agreed to appoint James E. Smith as a director.

EXECUTIVE OFFICERS

     Executive officers of our Company are appointed by the board of directors and serve at the discretion of the Board. The following table sets forth certain information with respect to all executive officers of our Company.

           NAME               AGE               POSITION

     Donald L. Campbell       73        President, Chairman of
                                        the Board and Director

     David T. Turner          43        Vice Chairman and
                                        Director

     James E. Smith           55        Vice Chairman and
                                        Director
     Charles G.
       Dudenhoeffer, Jr.      60        Senior Vice President and
                                        Director

     Richard G. Rose          48        Treasurer

     Kathleen L.
       Bruegenhemke           34        Senior Vice President
                                        and Secretary

     The business experience of the executive officers of our Company (with the exception of those executive officers previously described under the caption "Election of Directors--
Nominees and Directors Continuing in Office") during the last five years is as follows:

     Richard G. Rose has served as Treasurer of our Company since July 1998 and as Senior Vice President and Controller of Exchange National Bank since July 1998. Prior to that he served as Senior Vice President and Controller of the First National Bank of St. Louis from June 1979 until June 1998.

     Kathleen L. Bruegenhemke has served as Senior Vice President and Secretary of our Company since November 1997. From January 1992 until November 1997, she served as Internal Auditor of Exchange National Bank. Prior to joining Exchange National Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the Federal Deposit Insurance Corporation from 1986 to 1992.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     Only outside (non-employee) members of our Company's board of directors receive compensation for their service to our Company as a director. Each of these outside (non-employee) directors is paid $300 for each meeting of the Board attended in person. Each member of our Company's Audit/Compensation Committee receives $700 for each committee meeting attended. It is anticipated that each member of our Company's Incentive Stock Option Committee will receive a fee for each committee meeting attended, although the amount has not yet been determined.

     All directors of our Company (other than Mr. Smith and Mr. Wetzel) are also directors of Exchange National Bank, and in that capacity may receive compensation from Exchange National Bank. For 1999 and 2000, each of Exchange National Bank's outside (non-employee) directors is paid a monthly $500 retainer and $300 for
each meeting of the Board attended in person.   In addition,
these directors are eligible for a $2,400 bonus if Exchange National Bank meets certain financial goals and the director attends at least 80% of the Board meetings held (which could include one telephone conference meeting). All of Exchange National Bank's non-employee directors received this bonus for 1999.

     Three of our Company's directors - Mr. Campbell, Mr. Smith and Mr. Wetzel - also are directors of Union State Bank. Mr. Campbell and Mr. Smith are not eligible to receive compensation for their service to Union State Bank as a director. For his service to Union State Bank as a director, Mr. Wetzel is paid a monthly $300 retainer plus $300 for each meeting of the Board that he attends in person. Mr. Wetzel also receives $100 for each meeting of Union State Bank's Trust Committee held, and $50 for each meeting of Union State Bank's Loan (Discount) Committee that he attends. One of our Company's directors - Mr. Smith-also is a director of Osage Valley Bank, but is not eligible to receive compensation for his service in that capacity.

REPORT ON EXECUTIVE COMPENSATION

     This report has been prepared by the Audit/Compensation Committee of our Company's board of directors (the "Committee") and by the board of directors of our Company, which together have general responsibility for the establishment, direction and administration of all aspects of the compensation policies and programs for the executive officers of our Company and its affiliate banks. Under an agreement between our Company and Exchange National Bank, employees of our Company and Exchange National Bank, including persons who are employees of both our Company and Exchange National Bank, are compensated as such by Exchange National Bank. Our Company's executive compensation program, insofar as it pertains to the Chairman of the Board and Chief Executive Officer (the "Chief Executive Officer") and the Presidents of Exchange National Bank, Union State Bank and Osage Valley Bank (the "Presidents"), is administered by the Committee. The Committee is composed of three independent outside directors, none of whom is an officer or employee of our Company or any affiliate bank. All decisions by the Committee relating to the compensation of the Chief Executive Officer and the Presidents are reviewed by, and subject to the approval of, the full board of directors of our Company. Our Company's executive compensation program, insofar as it pertains to executive officers other than the Chief Executive Officer and the Presidents, is administered by the Chief Executive Officer and the Presidents. All decisions by the Chief Executive Officer and the Presidents relating to the compensation of the executive officers of affiliate banks are reviewed by, and subject to the approval of, the full board of directors of our subsidiary banks. Mr. Donald Campbell, the Chief Executive Officer, and certain other executive officers of our Company and affiliate banks, may attend meetings of the Committee and of our Company' board of directors, but are not present during discussions or deliberations regarding their own compensation.

     COMPENSATION POLICY. Our Company's executive compensation policy is premised upon three basic goals: (1) to attract and retain qualified individuals who provide the skills and leadership necessary to enable our Company and its affiliate banks to achieve earnings growth, capital compliance and return on investment objectives, while maintaining a commitment to equal employment opportunity and affirmative action guidelines and practices; (2) to create incentives to achieve company and individual performance objectives through the use of performance-based compensation programs; and (3) to create a mutuality of interest between executive officers and shareholders through compensation structures that create a direct link between executive compensation and shareholder return.

     In determining the structure and levels of each of the components of executive compensation needed to achieve these goals, all elements of the compensation package are considered in total, rather than any one component in isolation. As more fully described below, the determination of such levels of executive compensation is a subjective process in which many factors are considered, including our Company's and/or affiliate banks' performance and the individual executive's specific responsibilities, historical and anticipated personal contribution to our business, and length of service with our Company or affiliate banks.

     COMPENSATION COMPONENTS. The Committee, as well as the Chief Executive Officer and the Presidents, reviews our Company's compensation program annually to ensure that compensation levels and incentive opportunities are competitive and reflect the performance of our Company and its affiliate banks as well as performance of the individual executive officer. The particular elements of the compensation program for executive officers are base salary, incentive compensation and periodic stock option grants. The Committee believes that these compensation components together advance both the short- and long-term interests of our shareholders. In this regard, the Committee believes that the long-term interests of our shareholders are advanced by designating a portion of executive compensation to be at risk: namely, incentive compensation (which permits individual performance to be recognized on an annual and long-term basis based, in part, on an evaluation of the executive's contribution to our Company's and/or affiliate bank's performance) and the grant of stock options (which directly ties a portion of the executive's long-term remuneration to stock price appreciation realized by shareholders). Each of the components of the compensation program is addressed separately below.

     Base Salary. The base salary for each executive officer is reviewed from the previous year. In determining whether to adjust base salary levels, management's recommendations and subjective assessments of each executive's growth and effectiveness in the performance of his or her duties are taken into account. In addition, the performance of our Company and/or the affiliate bank is considered. The increases in the base salaries of executives of our Company and affiliate banks for 2000 were based primarily upon a subjective analysis of our Company's and/or the banks' performance during the period since the last salary increase and the individual executive's role in generating that performance. In this regard, the analysis of performance included a review of our Company's and/or affiliate bank's earnings and return on investment for the prior year. The analysis of the role played by each individual executive in generating our Company's and/or bank's performance included a consideration of the executive's specific responsibilities, contributions to our Company's and/or bank's business, and length of service. The factors impacting base salary levels are not independently assigned specific weights. Rather, all of these factors are reviewed, and specific base pay recommendations are made which reflect an analysis of the aggregate impact of these factors. The Committee and the Chief Executive Officer and the Presidents believe that base pay levels for the executive officers are maintained within a range that is considered to be appropriate and necessary.

     Incentive Compensation. Our Company's and affiliate banks' officers are eligible to receive incentive bonus awards. Each of the officers who are eligible to receive bonus awards are assigned to one of four bonus tiers, which assignments are made primarily according to job category. Tier one consists of the Chief Executive Officer. Tier two consists of our Company's Vice Chairmen and affiliate bank presidents. Tier three consists of senior officers of our Company and affiliate banks. Tier four includes officers of affiliate banks. In 1997, the Committee engaged a consulting firm to assist it in the establishment of our Company's incentive compensation program. After careful analysis of our Company's needs and an examination of the competitive practices among peer companies, the Committee recommended, and the full board of directors approved, the adoption of an incentive bonus program.

     Officers identified by the Chief Executive Officer and the Presidents and the Committee are eligible to receive incentive bonuses. These officers may earn annual awards only upon the achievement of performance objectives which are established at the beginning of the year. Threshold, target and maximum levels of awards are established, and no awards are paid if the threshold is not met. The performance objectives are weighted based upon their relative importance to each individual. The performance objectives for participants may include corporate performance objectives and personal targeted objectives for performance. The performance objectives may include functional or operating unit objectives. Each participant's target bonus is expressed as a percentage of his or her base salary, dependent on responsibility and function. The target award is 30% of base salary in the case of the Chief Executive Officer, and in the case of the Presidents, senior officers and other officers, the target award ranges from 20% to 10% of base pay. Earned awards may range from 0% to 150% of the target award. In 1999, the Committee granted an incentive bonus award of $63,000, or 30% of base pay, to Mr. Campbell, the Chief Executive Officer, for the 1998 fiscal year.

     Incentive bonus awards to the Presidents are allocated based upon the recommendation of the Chief Executive Officer. In allocating bonus awards among the other participants, the Chief Executive Officer and the Presidents exercise their discretion and judgment after considering the individual participant's performance, responsibilities and contributions to our Company and/or affiliate banks, and subjectively analyzing the basis of their aggregate impact on the success of our Company and/or affiliate banks for the preceding year.

     Stock Options. The Committee believes that in order to enhance long-term shareholder value it must provide incentives that provide motivation beyond short-term results. In 2000, the Committee engaged a consulting firm and legal counsel to develop a stock option plan. The stock option plan was approved (subject to shareholder approval) at our Company's February, 2000 board meeting. The objective of stock option grants is to advance the longer term interests of our Company and its shareholders and complement incentives tied to annual performance by rewarding executives upon the creation of incremental shareholder value.
Stock options only produce value to executives if the price of our Company' common stock appreciates, thereby directly linking the interests of executives with those of shareholders.
Therefore, in order to provide long-term incentives to executive officers and other employees related to long-term growth in the value of our Company's common stock, it is intended that stock options be granted to such persons under our Company' stock option plan. The selection of the persons eligible to receive stock options and the designation of the number of stock options to be granted to such persons are made by our Company's board of directors after recommendation from the Committee, and are made after taking into account management's assessment of each person's relative level of authority and responsibility with the Bank, years of service and base salary, among other factors. No stock options have been or will be granted until the stock option plan is approved by shareholders.

AUDIT/COMPENSATION
   COMMITTEE                                     BOARD OF DIRECTORS
  Philip D. Freeman           Donald L. Campbell     Charles G. Dudenhoeffer, Jr.       Philip D. Freeman

  David R. Goller             David R. Goller        James R. Loyd                      Kevin L. Riley

  Kevin L. Riley              James E. Smith         David T. Turner                    Gus S. Wetzel, II


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Members of the Audit/Compensation Committee are Mr. Freeman, the Chairman, Mr. Goller, and Mr. Riley. As discussed above under "Report on Executive Compensation", Mr. Campbell, the Chief Executive Officer, and Messrs. Turner and Smith, affiliate bank Presidents, administer the executive compensation program insofar as it pertains to executive officers other than the Chief Executive Officer and the Presidents. All decisions relating to the compensation of executive officers are reviewed by, and subject to the approval of, the full board of directors of our subsidiary banks. Among the members of the banks' board of directors, Messrs. Campbell, Turner, Smith and Dudenhoeffer are officers and employees of the Company and affiliate banks.

     None of the members of the Committee were an officer or employee of our Company or any of its subsidiaries during 1999, and none were formerly an officer of our Company or any of its subsidiaries. Messrs. Freeman, Riley and Goller, and certain corporations and firms in which such persons have interests, have obtained loans from the affiliate banks. Each of such loans are believed to have been made to such persons, corporations or firms in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

EXECUTIVE COMPENSATION

     Our Company does not pay compensation to its officers. The following table sets forth for the years ended December 31, 1999, 1998 and 1997, respectively, the compensation paid or accrued by our Company's subsidiaries to the chief executive officer of our Company and the only three other employees whose remuneration for 1999 was in excess of $100,000 for services to our Company and its subsidiaries in all capacities:

                           SUMMARY COMPENSATION TABLE

   NAME AND                         ANNUAL COMPENSATION          OTHER ANNUAL         ALL OTHER
PRINCIPAL POSITION       YEAR        SALARY      BONUS        COMPENSATION <F2>   COMPENSATION <F3>
Donald L. Campbell       1999      $217,572    $  63,000      $       0                $22,094
 Chairman and            1998      $214,932    $       0      $       0                $24,548
 Director of ENB         1997      $131,832    $ 100,000      $   8,100                $24,997

James E. Smith           1999      $125,516    $  23,480      $       0                $ 6,248
 President and           1998      $114,269    $   3,084      $       0                $ 5,868
 Director of USB <F1>    1997      $ 76,226    $ 130,215      $   7,400                $10,105

David T. Turner          1999      $140,828    $  26,000      $       0                $22,094
 President and           1998      $134,632    $       0      $       0                $20,656
 Director of ENB         1997      $121,584    $  25,000      $   7,500                $22,901

Charles Dudenhoeffer     1999      $103,368    $   9,383      $       0                $15,569
 Senior Vice President   1998      $ 98,461    $       0      $       0                $15,107
 and Director of ENB     1997      $ 88,932    $       0      $   7,500                $13,894
______________

<F1> Upon our Company's acquisition of Union State Bank in November 1997, Mr.
     Smith commenced his service to our Company as a director and President of Union State Bank. The 1997 compensation reported for Mr. Smith, however, is for the entire year of 1997. In connection with our Company's acquisition of Union State Bank in November 1997, Mr. Smith has received certain amounts under a promissory note and noncompetition agreement that are not reflected in the table.

<F2> Includes director and committee fee payments from Exchange National Bank for 1997 of $7,500 to Mr. Campbell, $7,500 to Mr. Turner and $7,500 to Mr. Dudenhoeffer; and director and committee fee payments from Union State Bank for 1997 of $600 to Mr. Campbell and $7,400 to Mr. Smith. Excludes perquisites and other benefits, unless the aggregate amount of such compensation is equal to the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

<F3> All Other Compensation includes (i) Exchange National Bank's contributions to the Exchange National Bank profit-sharing plan and trust for 1999, 1998 and 1997 of $22,094, $24,548 and $24,997, respectively, allocated to Mr. Campbell's account; $22,094, $20,656 and $22,901, respectively, allocated to Mr. Turner's account, and $15,569, $15,107 and $13,894, respectively, allocated to Mr. Dudenhoeffer's account, and (ii) Union State Bank's contributions to the Union State Bank profit-sharing plan for 1999, 1998 and 1997 of $6,248, $5,868 and $10,105, respectively, allocated to Mr. Smith's account.

EXCHANGE NATIONAL BANK PROFIT-SHARING TRUST

     Exchange National Bank established a profit-sharing plan and trust in 1951, which has been amended and restated from time to time, and was most recently amended and restated on January 20, 1999. All employees who have completed one year of service are eligible to participate. Exchange National Bank makes all contributions except for voluntary contributions by participants who are not highly compensated employees. Exchange National Bank is required to make an annual contribution to the trust in an amount equal to 6% of its income before provision for Federal and state income taxes and before provision for contributions to the profit-sharing plan and retirement plan, limited, however, to the maximum amount deductible for Federal income tax purposes. Exchange National Bank's contribution to the trust for any given year is allocated to the accounts of the participants in direct proportion to the compensation of the participants for such year. The trust can invest up to 60% of the value of its assets in our Company's stock, and such common stock held by the trust is allocated to the accounts of the participants. The interest of a participant in Exchange National Bank contributions does not vest prior to the completion of five years of service. After five years of service a participant becomes fully vested in the value of his or her employer contribution account. A participant whose employment with Exchange National Bank terminates because of his normal retirement, death, or permanent disability is also fully vested. Payments are made to participants upon termination of service. If cash is distributed, any shares of our Company's stock previously allocated to the terminating participant's account would be reallocated among the remaining participants' accounts. A participant may withdraw his or her own contributions, but a participant may not borrow from the trust. Each participant may direct the trustee with respect to the voting of shares of our Company's stock allocated to his account on such matters upon which shareholders are entitled to vote. Exchange National Bank serves as trustee of the trust, and the trust is administered by a retirement committee which is appointed by the board of directors of Exchange National Bank.
As of December 31, 1999, the trust held assets with an aggregate book value of $14,373,428.

     As of March 15, 2000, the trust held 111,112 shares (or
9.11%) of our Company's common stock.

UNION STATE BANK PROFIT-SHARING PLAN

     Union State Bank established the Union State Bank & Trust of Clinton Profit Sharing Plan (the "Plan") in 1963. The Plan was restated in 1994. All employees who have completed one year of service and are twenty-one years old are eligible to participate in the Plan. Eligible Plan participants may make elective deferrals up to a maximum of 8% of such participant's compensation. Under the terms of the Plan, a matching contribution will be made on behalf of each participant by Union State Bank in an amount of 33.33% of the participant's elective deferrals. In addition to the employer matching contributions, Union State Bank may make a discretionary annual profit sharing contribution to the Plan. Both the employer matching contribution and the discretionary employer profit sharing contribution are subject to the Plan's vesting schedule. Under the Plan's vesting schedule, a participant's interest in employer contributions does not begin to vest until the participant has completed three years of service. A participant becomes fully vested after he or she has completed seven years of service. Unless a participant terminates employment due to death, disability or retirement, a participant is not eligible to receive an employer matching or employer profit sharing contribution for a specific Plan year unless the participant has completed 1,000 hours or more of service during the Plan year and is employed on the last day of the Plan year. A participant may take a total distribution of his or her vested account balance upon his or her termination from employment. Under the terms of the Plan, in-service hardship withdrawals are allowed. Plan loans, however, are not permitted. Union State Bank currently serves as the trustee and plan administrator of the Plan.

STOCK OPTION PLAN

     On February 29, 2000, our board of directors adopted the Exchange National Bancshares, Inc. Incentive Stock Option Plan. The Plan is sponsored by our Company for key employees of our Company and its subsidiaries, and is intended to encourage such employees to participate in the ownership of our Company, and to provide additional incentive for them to promote the success of our business through sharing in the future growth of our business. As of March 15, 2000, our Company had not granted options to purchase any shares of common stock pursuant to the Plan. The Plan is being submitted for the approval of the shareholders at the 2000 annual meeting.

     The Plan is administered by a committee composed of all members of our board of directors who are not employed by our Company or any of its subsidiaries. The Plan committee has the power to determine in its discretion the persons to whom options are granted under the Plan, the number of shares covered by those options, and the time at which an option becomes exercisable, subject in each case to the limitations set forth in the Plan. Options can be granted under the Plan only to key employees of our Company or any of its subsidiary corporations. The eligibility of the persons to whom options may be granted under the Plan is limited to those persons whom the Plan committee determines have made, or are expected to make, material contributions to the successful performance of our Company. The period of up to ten years during which an option may be exercised, and the time at which it becomes exercisable, are fixed by the Plan committee at the time the option is granted.
No option granted under the Plan is transferable by the holder other than by will or the laws of descent and distribution.

     The aggregate number of shares of our common stock that may be issued pursuant to the exercise of options granted under the Plan is limited to 150,000 shares, subject to increase or decrease in the event of any change in our Company's capital structure. Shares subject to options granted under the Plan which expire or terminate without being exercised in full become available, to the extent unexercised, for future grants under the Plan. No consideration is paid to our Company by any optionee in exchange for the grant of an option. The per share exercise price for an option granted under the Plan is determined by the Plan committee but may not be less than the greater of the par value or the fair market value of our common stock on the date that the option is granted. The Plan provides for automatic adjustments to prevent dilution or enlargement of the optionee's rights in the event of a stock split, stock dividend, reorganization, merger, consolidation, liquidation, combination or exchange of shares, or other change in the capital structure of our Company.

PENSION PLAN

     Concurrently with the creation of the profit-sharing plan and trust in 1951, Exchange National Bank established a retirement plan for its employees, which has been amended and restated from time to time, and was most recently amended on October 29, 1999. Under the plan, all full-time employees become participants on the earlier of the first of June or the first of December coincident with or immediately following the later to occur of (i) the completion of one year of service or (ii) the attainment of the age of 21, and continue to participate so long as they continue to be full-time employees, until their retirement, death or termination of employment prior to normal retirement date. The plan has a five-year vesting schedule under which a participant becomes fully vested in his accrued benefit after completing five years of service. This plan provides for the payment of retirement and death benefits that are funded by investments which, at December 31, 1999, had an aggregate book value of $3,172,978.

     The normal retirement benefits provided under the plan for an employee with at least 25 years of continuous service are based upon 45% of his/her average compensation over a ten-year period, less 50% of his social security benefit. Compensation covered by the plan includes wages, salaries and overtime pay but excludes directors' fees, commissions, bonuses, expense allowances, and other extraordinary compensation. Amounts reported in the compensation table include salaries, directors' fees, commissions and bonuses. For employees with less than 25 years of continuous service, retirement benefits are reduced proportionally. Provision is made for early or late retirement and optional payment provisions are available.

     The table below illustrates the projected amount of annual retirement income, based on a straight line annuity, available under the plan for a person retiring at 65 years of age at various levels of average annual compensation and years of service classifications, with an assumed annual social security benefit of $10,000.

 AVERAGE
 TEN-YEAR
  ANNUAL
 COMPENSA-    10 YEARS     15 YEARS     20 YEARS     25 YEARS
   TION       SERVICE      SERVICE      SERVICE      SERVICE
$   50,000    $7,000      $10,000      $14,000      $17,500
   100,000    16,000       24,000       32,000       40,000
   150,000    25,000       37,500       50,000       62,500
   200,000    34,000       51,000       68,000       85,000

     The amounts shown above reflect benefits payable in the normal payment form. For a married participant, payment is by monthly benefit to the participant during his or her lifetime, and 50% of that amount is paid to the spouse monthly during the spouse's life after the participant's death. For an unmarried participant, payment is by a lifetime monthly benefit, with payments guaranteed for the first 120 months.

     Mr. Campbell, Mr. Turner and Mr. Dudenhoeffer have 48 years,
21 years and 42 years, respectively, of continuous service under the plan. Mr. Smith is not a participant in the plan.

SMITH EMPLOYMENT AGREEMENT

     Our Company has entered into an employment agreement with James E. Smith. The agreement has an initial three-year term which expires on November 3, 2000, subject to automatic extensions of one additional year upon the expiration of each year prior to Mr. Smith's 62nd birthday (unless either party gives notice not to so extend the term). The agreement provides for an annualized base salary of $110,000, and eligibility for merit-based increases. In addition to base salary, the agreement also provides that Mr. Smith is eligible to participate in bonus and other incentive compensation plans made available to employees having responsibilities comparable to those of Mr. Smith.

     Mr. Smith's employment is subject to early termination in the event of his death, disability or adjudication of legal incompetence, and otherwise may be terminated only for cause (as defined). The employment agreement prevents Mr. Smith from competing with our Company, soliciting customers or hiring employees during the term of the agreement and for a period of two years thereafter. In addition, the employment agreement requires Mr. Smith to maintain the confidentiality of our Company's confidential information prior to its disclosure by our Company.

COMPANY PERFORMANCE

     The following performance graph shows a comparison of cumulative total returns for our Company, the Nasdaq Stock Market (U.S. Companies) and a peer index of 85 financial institutions having total assets of between $500 million and $1 billion (as calculated by SNL Securities LC) for the period from January 1, 1995, through December 31, 1999. The cumulative total return on investment for each of the periods for our Company, the Nasdaq Stock Market (U.S. Companies) and the peer index is based on the stock price or index at January 1, 1995. The performance graph assumes that the value of an investment in our Company's common stock and each index was $100 at January 1, 1995 and that all dividends were reinvested. The information presented in the performance graph is historical in nature and is not intended to represent or guarantee future returns.

             COMPARISON OF CUMULATIVE TOTAL RETURNS
                 (Exchange, Nasdaq, Peer Index)

                             [graph]

     The comparison of cumulative total returns presented in the above graph was plotted using the following index values and common stock price values:

                  1/1/95      12/31/95     12/31/96      12/31/97     12/31/98        12/31/99
 Exchange         $100.00     $106.83      $127.72       $142.07      $155.64         $277.17
 National
 Bancshares       $100.00     $141.33      $173.89       $213.07      $300.25         $542.43
 Nasdaq Stock
 Market (U.S.     $100.00     $132.76      $165.97       $269.80      $265.28         $245.56
 Companies)
 Peer Index

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As part of the consideration provided by our Company for its November 1997 acquisition of Union State Bancshares, Inc. and Union State Bank, our Company issued a promissory note to James
E. Smith in the principal amount of $2,000,000, a promissory note to Gus S. Wetzel, II in the principal amount of $5,000,000, and four promissory notes to Mr. Wetzel's children in the aggregate principal amount of $892,472. The six promissory notes each matures on November 1, 2002, with quarterly installments of accrued interest to be made on each February 1, May 1, August 1 and November 1 of the loan term at the rate of 7% per annum. Our Company has reserved the right to prepay the promissory notes at any time on or after November 1, 2000. The promissory notes, and one other promissory note issued to a former shareholder of Union, are secured by Union's pledge of the shares of Union State Bank capital stock owned by it.

     In connection with our Company's acquisition of Union State Bank in November 1997, our Company entered into noncompetition agreements with James E. Smith and Gus S. Wetzel, II, respectively. The agreements prevent Mr. Smith and Dr. Wetzel from competing with our Company, soliciting customers or hiring employees during the six-year term of the agreement in exchange for our Company's agreement to pay each of them six annual installments of $50,000 each (without interest), the first of which installments was paid on November 3, 1997.

     The officers and directors of our Company and of its subsidiaries, some of their family members and our Companies with which some of the directors are associated, were customers of, and had banking transactions with, Exchange National Bank and Union State Bank in the ordinary course of Exchange National Bank's and Union State Bank's respective businesses during 1998 and 1999. During each of these years Exchange National Bank and Union State Bank each continued its policy of making loans and loan commitments in the ordinary course of business to its employees, officers and directors, and their affiliates, only on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons. In the opinion of the board of directors of Exchange National Bank and of Union State Bank, respectively, none of its transactions with such persons involved more than a normal risk of collectability or other unfavorable features.

     David R. Goller, a director of our Company and Exchange National Bank, is a member of the firm Goller, Gardner & Feather, P.C., which Exchange National Bank has retained and expects in the future to retain as its general counsel. During 1999, Exchange National Bank paid legal fees to Goller, Gardner & Feather, P.C. in the amount of $2,355.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K.

     (a)  Exhibits, Financial Statements and Financial Statement
Schedules:

     1.   Financial Statements:

     The following consolidated financial statements of our Company and reports of our Company's independent auditors are included as a part of this report on the pages indicated:

     Independent Auditors' Report.                     38

     Consolidated Balance Sheets                       39
     as of December 31, 1999 and 1998.

     Consolidated Statements of Income                 40
     for the years ended December 31, 1999,
     1998, and 1997.

     Consolidated Statements of Stockholders'          41
     Equity and Comprehensive Income
     for the years ended December
     31, 1999, 1998, and 1997.

     Consolidated Statements of Cash Flows             42
     for the years ended December 31, 1999,
     1998, and 1997.

     Notes to Consolidated Financial Statements.       43

     2.   Financial Statement Schedules:

     Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

     3.   Exhibits:

EXHIBIT NO.         DESCRIPTION

2.1     Agreement and Plan of Merger, dated as of October
        27, 1999, by and among our Company, ENB Holdings, Inc. and CNS Bancorp, Inc. (filed with our Company's Current Report on Form 8-K on October 29, 1999 as Exhibit 2.1 and incorporated herein by reference).

3.1     Articles of Incorporation of our Company (filed as
        Exhibit 3(a) to our Company's Registration Statement on
        Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

3.2     Bylaws of our Company.

4 Specimen certificate representing shares of our Company's $1.00 par value common stock.

10.1 Employment Agreement, dated November 3, 1997, between the Registrant and James E. Smith (filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 as Exhibit 10.4 and incorporated herein by reference).<F*>

10.2    Exchange National Bancshares, Inc. Incentive Stock
        Option Plan.

13      The Registrant's 1999 Annual Report to
        Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

21      List of Subsidiaries.

27      Financial Data Schedule.
_______________________
[FN]
<F*> Management contracts or compensatory plans or
     arrangements required to be identified by Item 14(a).

    (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by our Company during the three month period ended December 31, 1999, except for the following reports:

          On October 29, 1999 a report on Form 8-K was filed announcing that on October 27, 1999 Exchange National Bancshares, Inc. had entered into an agreement to acquire CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB.

          On November 5, 1999 a report on Form 8-K was filed announcing that (i) on September 14, 1999 Exchange National Bancshares, Inc. had entered into an agreement to acquire Calhoun Bancshares, Inc. and its subsidiary, Citizens State Bank of Calhoun, and (ii) on September 22, 1999 Exchange National Bancshares, Inc. had entered into an agreement to acquire Mid Central Bancorp, Inc. and its subsidiary, Osage Valley Bank.

    (c)  Exhibits.

          See exhibits identified above under Item 14(a)3.

    (d)  Financial Statement Schedules.

         See financial statement schedules identified above under Item 14(a)2, if any.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Exchange National Bancshares, Inc.
Jefferson City, Missouri:

We have audited the accompanying consolidated balance sheets of Exchange National Bancshares, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exchange National Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                 KPMG LLP

St. Louis, Missouri
February 25, 2000

                        EXCHANGE NATIONAL BANCSHARES,INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                         ASSETS                                   1999         1998
Loans, net of allowance for loan losses of $4,764,801
 and $4,412,921 at December 31, 1999 and 1998,
 respectively                                                $321,463,838   283,804,584
Investment in debt and equity securities:
 Available-for-sale, at fair value                             90,971,986    70,316,733
 Held-to-maturity, at cost, fair value of $20,226,477 and
  $31,390,916 at December 31, 1999 and 1998, respectively      20,265,055    30,748,943

          Total investment in debt and
           equity securities                                  111,237,041   101,065,676

Federal funds sold                                             10,350,000    26,400,000
Cash and due from banks                                        22,251,208    19,803,744
Premises and equipment                                         12,361,112    12,064,252
Accrued interest receivable                                     4,258,341     3,794,092
Intangible assets                                              10,016,141    10,763,915
Other assets                                                    3,008,564     1,007,111
                                                             $494,946,245   458,703,374

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand                                                      $ 57,943,197    54,765,805
 NOW                                                           63,824,354    55,548,918
 Savings                                                       35,712,336    36,288,729
 Money market                                                  40,622,589    39,556,011
 Time deposits $100,000 and over                               23,809,375    27,082,396
 Other time deposits                                          159,107,724   160,279,927

          Total deposits                                      381,019,575   373,521,786

Securities sold under agreements to repurchase                 24,894,907    16,990,911
Interest-bearing demand notes to U.S. Treasury                  2,747,936       675,941
Other borrowed money                                           26,450,568    17,150,568
Accrued interest payable                                        2,127,719     2,166,955
Other liabilities                                               1,757,982     2,084,031

          Total liabilities                                   438,998,687   412,590,192

Commitments and contingent liabilities
Stockholders' equity
 Common stock - $1 par value; 1,500,000 shares
  authorized, 1,219,025 and 718,511 shares
  issued and outstanding at December 31,
  1999 and 1998, respectively                                   1,219,025       718,511
 Surplus                                                        9,259,095     1,281,489
 Retained earnings                                             46,460,207    43,730,026
 Accumulated other comprehensive income (loss)                   (990,769)      383,156

          Total stockholders' equity                           55,947,558    46,113,182

                                                              494,946,245   458,703,374

See accompanying notes to consolidated financial statements.

                        EXCHANGE NATIONAL BANCSHARES,INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998, and 1997

                                                  1999          1998           1997
Interest income:
 Interest and fees on loans                   $ 25,294,796    24,241,383     17,707,139
 Interest and dividends on
  debt and equity securities:
   U.S. Treasury securities                        702,737     1,159,787      1,214,299
   Securities of U.S. government agencies        3,665,878     3,807,090      2,831,231
   Obligations of states and political
    subdivisions                                 1,376,639     1,426,862      1,072,331
   Other securities                                178,404        99,234        105,273
 Interest on federal funds sold                  1,023,214     1,432,582        501,140
 Interest on time deposits with other banks          7,480        13,575          3,307

          Total interest income                 32,249,148    32,180,513     23,434,720

Interest expense:
 NOW accounts                                    1,422,982     1,356,678        846,274
 Savings accounts                                1,061,196     1,242,534        952,494
 Money market accounts                           1,611,149     1,527,405      1,376,048
 Time deposit accounts $100,000 and over         1,274,921     1,496,777        864,126
 Other time deposit accounts                     8,164,340     8,890,200      6,311,606
 Securities sold under agreements to
  repurchase                                     1,148,517     1,432,526        985,848
 Interest-bearing demand notes to U.S.
  Treasury                                          44,067        47,350         52,611
 Federal funds purchased                            30,539             -              -
 Other borrowed money                            1,467,650     1,203,835        255,698

          Total interest expense                16,225,361    17,197,305     11,644,705

          Net interest income                   16,023,787    14,983,208     11,790,015

Provision for loan losses                          910,000       702,500        865,000

          Net interest income after
           provision for loan losses            15,113,787    14,280,708     10,925,015

Noninterest income:
 Service charges on deposit accounts             1,163,649     1,079,494        765,186
 Trust department income                           417,867       498,204        290,853
 Brokerage commissions                              58,451             -              -
 Mortgage loan servicing fees                      458,185       420,591        322,697
 Gain on sales of mortgage loans                   461,275       316,164        142,491
 Gain (loss) on sales and calls of debt
  securities                                          (245)        6,491         (7,041)
 Credit card fees                                  133,581       112,118        290,514
 Other                                             255,625       271,001        233,707

                                                 2,948,388     2,704,063      2,038,407

Noninterest expense:
 Salaries and employee benefits                  5,817,330     5,375,712      3,786,773
 Occupancy expense, net                            747,663       531,739        359,261
 Furniture and equipment expense                 1,157,334       910,497        571,800
 FDIC insurance assessment                          67,804        68,888         34,881
 Advertising and promotion                         326,416       363,854        358,482
 Credit card expenses                               91,340        74,287        244,513
 Amortization of intangible assets                 747,774       794,029        178,590
 Other                                           2,571,399     2,396,254      1,730,986

                                                11,527,060    10,515,260      7,265,286

          Income before income taxes             6,535,115     6,469,511      5,698,136

Income taxes                                     2,070,736     2,116,775      1,842,000

          Net income                           $ 4,464,379     4,352,736      3,856,136
Basic and diluted earnings per share               4.13          4.04           3.58

See accompanying notes to consolidated financial statements.

                       EXCHANGE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997

                                                                               ACCUMULATED
                                                                                 OTHER
                                                                                 COMPRE-     TOTAL
                                                                                 HENSIVE     STOCK-
                                         COMMON                  RETAINED        INCOME      HOLDERS'
                                         STOCK     SURPLUS       EARNINGS        (LOSS)      EQUITY
Balance, December 31, 1996              $718,511   1,281,489    38,696,973        (15,671)   40,681,302

Comprehensive income:
 Net income                                    -           -     3,856,136              -     3,856,136
 Other comprehensive income:
  Unrealized gains on debt and
   equity securities available-for-
   sale, net of tax                            -           -             -        132,082       132,082
  Adjustment for gain on sales and
   calls of debt and equity
   securities, net of tax                      -           -             -          4,436         4,436
        Total other comprehensive
         income                                                                                 136,518
        Total comprehensive income                                                            3,992,654

Cash dividends declared, $1.45 per             -           -    (1,566,354)             -    (1,566,354)
 share

Balance, December 31, 1997               718,511   1,281,489      40,986,755      120,847     43,107,602

Comprehensive income:
 Net income                                    -          -        4,352,736            -      4,352,736
 Other comprehensive income:
  Unrealized gains on debt and
   equity securities available-for-
   sale, net of tax                            -          -              -        266,398        266,398
  Adjustment for gain on sales
   and calls of debt and equity
   securities, net of tax                      -          -              -         (4,089)        (4,089)
        Total other comprehensive                                                                262,309
         income
        Total comprehensive income                                                             4,615,045

Cash dividends declared, $1.49 per share       -          -        (1,609,465)          -     (1,609,465)

Balance, December 31, 1998               718,511  1,281,489        43,730,026     383,156     46,113,182

Comprehensive income:
 Net income                                    -          -         4,464,379           -      4,464,379
 Other comprehensive income (loss):
  Unrealized loss on debt and
   equity securities available-for-
   sale, net of tax                            -          -                 -  (1,374,087)    (1,374,087)
  Adjustment for loss on sales
   and calls of debt and equity
   securities, net of tax                      -          -                 -         162            162
        Total other comprehensive                                                             (1,373,925)
         income (loss)
        Total comprehensive income                                                             3,090,454

Three-for-two stock split                359,212   (359,212)           (2,610)          -         (2,610)
Proceeds from sale of common             141,302  8,336,818                 -           -      8,478,120
 stock
Cash dividends declared, $1.60 per             -          -        (1,731,588)          -     (1,731,588)
 share

Balance, December 31, 1999           $ 1,219,025  9,259,095        46,460,207    (990,769)    55,947,558

See accompanying notes to consolidated financial statements.

                       EXCHANGE NATIONAL BANCSHARES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997

                                                     1999              1998            1997
Cash flows from operating activities:
 Net income                                     $  4,464,379         4,352,736       3,856,136
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                         910,000           702,500         865,000
   Depreciation expense                              914,507           585,623         363,839
   Net amortization of debt securities premiums      309,007           299,957         120,676
    and discounts
   Amortization of intangible assets                 747,774           794,029         178,590
   (Increase) decrease in accrued interest          (464,249)          273,140         (11,888)
    receivable
   Increase in other assets                       (1,266,126)          (55,097)       (478,763)
   Increase (decrease) in accrued interest           (39,236)         (243,680)        320,584
    payable
   Decrease in other liabilities                    (326,049)          (96,450)       (114,391)
   (Gain) loss on sales and calls of debt                245            (6,491)          7,041
    securities
   Other, net                                       (216,128)          (86,837)        (36,816)
 Origination of mortgage loans for sale          (29,037,532)      (65,540,609)    (24,147,802)
 Proceeds from the sale of mortgage loans         29,037,532        65,540,609      24,147,802

        Net cash provided by operating
         activities                                5,034,124         6,519,430       5,070,008

Cash flows from investing activities:
 Net increase in loans                           (39,227,485)      (11,074,244)    (32,236,191)
 Purchases of debt securities:
  Available-for-sale                             (83,888,008)      (30,945,944)    (17,463,713)
  Held-to-maturity                                (1,499,823)      (43,829,363)     (7,406,950)
 Proceeds from maturities of debt securities:
  Available-for-sale                              48,815,198        27,842,273      13,770,449
  Held-to-maturity                                 7,694,028        49,013,339       4,290,105
 Proceeds from calls of debt securities:
  Available-for-sale                               6,125,000        11,455,029       3,245,000
  Held-to-maturity                                 4,167,000         1,679,076       2,200,000
 Proceeds from sales of debt securities:
  Available-for-sale                               5,996,736                 -       5,072,832
  Held-to-maturity                                         -                 -         350,000
 Purchase of Union State Bancshares, Inc., net
  of cash and cash equivalents acquired                    -          (215,000)     (4,888,677)
 Purchases of premises and equipment              (1,277,195)       (3,829,625)     (3,221,793)
 Proceeds from sales of premises and equipment        65,829                 -          41,500
 Proceeds from sales of other real estate            834,856         1,654,513       1,690,056
  owned and repossessions

        Net cash provided by (used in)
         investing activities                    (52,193,864)        1,750,054     (34,557,382)

Cash flows from financing activities:
 Net increase in demand deposits                   3,177,392         4,626,703       4,324,323
 Net increase in interest-bearing transaction      8,765,621         6,624,694       2,907,255
  accounts
 Net increase (decrease) in time deposits         (4,445,224)        1,883,594       6,636,535
 Net increase (decrease) in securities sold        7,903,996        (4,502,676)      9,190,196
  under agreements to repurchase
 Net increase (decrease) in interest-bearing       2,071,995        (2,987,640)      2,629,149
  demand notes to U.S. Treasury
 Proceeds from bank debt                                   -                  -      8,507,932
 Proceeds from Federal Home Loan Bank advances    10,000,000         2,800,000               -
 Proceeds from notes payable                               -                  -     11,995,636
 Proceeds from sale of common stock                8,478,120                  -              -
 Repayment of bank debt and Federal Home Loan       (700,000)        (3,253,000)    (6,000,000)
  Bank advances
 Cash dividends paid                              (1,694,696)        (1,609,465)    (1,523,243)

        Net cash provided by financing
         activities                               33,557,204          3,582,210     38,667,783

        Net increase (decrease) in cash
         and cash equivalents                    (13,602,536)        11,851,694      9,180,409

Cash and cash equivalents, beginning of year      46,203,744         34,352,050     25,171,641

Cash and cash equivalents, end of year            32,601,208         46,203,744     34,352,050

Supplemental disclosure of cash flow
 information -
  cash paid during the year for:
   Interest                                       16,264,597         17,440,985     11,324,121
   Income taxes                                    2,590,438          2,399,623      2,184,243

Supplemental schedule of noncash investing
 activities -
  other real estate and repossessions acquired
   in settlement of loans                           747,868          1,654,513       1,961,610

See accompanying notes to consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Exchange National Bancshares, Inc. (the Company) provides a full range of banking services to individual and corporate customers through The Exchange National Bank of Jefferson City and Union State Bank and Trust of Clinton (the Banks) located within the communities surrounding Jefferson City and Clinton, Missouri. The Banks are subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

     The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and conform to predominant practices within the banking industry. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company, The Exchange National Bank of Jefferson City, Union State Bancshares, Inc. (USB), and its wholly owned subsidiary, Union State Bank and Trust of Clinton. All significant intercompany accounts and transactions have been eliminated.

          LOANS

          Loans are stated at face amount less unearned income and the allowance for loan losses. Income on loans is accrued on a simple-interest basis.

          Loans are placed on nonaccrual status when management believes that the borrower's financial condition, after consideration of business conditions and collection efforts, is such that collection of interest is doubtful. Interest accrued in the current year is reversed against interest income, and prior years' interest is charged to the allowance for loan losses. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current.

          Loan origination fees and certain direct costs are deferred and recognized over the life of the loan as an adjustment to yield.

          The Exchange National Bank of Jefferson City originates certain loans which are sold in the secondary mortgage market to the Federal Home Loan Mortgage Corporation
          (Freddie Mac). These long-term, fixed-rate loans are sold on a note-by-note basis. Immediately upon locking in an interest rate, the Company enters into an agreement to sell the mortgage loan to Freddie Mac without recourse. The Company allocates the cost of loans originated between the mortgage loans and the mortgage servicing rights. At December 31, 1999 and 1998, no mortgage loans were held for sale. Mortgage loan servicing fees earned on loans sold to Freddie Mac are reported as income when the related loan payments are collected. Operational costs to service such loans are charged to expense as incurred.

          ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. Management utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific valuation allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

          Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Banks to increase the allowance for loan losses based on their judgment about information available to them at the time of their examination.

          A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, the Company measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. The Company follows its nonaccrual method for recognizing interest income on impaired loans.

          INVESTMENT IN DEBT AND EQUITY SECURITIES

          At the time of purchase, debt securities are classified into one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and positive intent to hold until maturity. All equity securities, and debt securities not classified as held-to-maturity, are classified as available-for-sale.

          Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income, a separate component of stockholders' equity, until realized.

          Premiums and discounts are amortized using the interest method over the lives of the respective securities, with consideration of historical and estimated prepayment rates for mortgage-backed securities, as an adjustment to yield. Dividend and interest income are
                 recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings based on the specific identification method for determining the cost of securities sold.

          A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

          The Banks, as members of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, are required to maintain an investment in the capital stock of the Federal Home Loan Bank (FHLB) in an amount equal to the greater of 1% of each bank's total mortgage-related assets at the beginning of each year, 0.3% of each bank's total assets at the beginning of each year, or 5% of advances from the FHLB to each bank. Additionally, The Exchange National Bank of Jefferson City is required to maintain an investment in the capital stock of the Federal Reserve Bank. These investments are recorded at cost which represents redemption value.

          PREMISES AND EQUIPMENT

          Premises and equipment are stated at cost less accumulated depreciation. Depreciation applicable to buildings and improvements and furniture and equipment is charged to expense using straight-line and accelerated methods over the estimated useful lives of the assets. Such lives are estimated to be 5 to 55 years for buildings and improvements and 3 to 15 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

          INTANGIBLE ASSETS

          The excess of cost over the fair value of net assets acquired in the acquisition of USB is being amortized using the straight-line method over an estimated life of 25 years. The core deposit intangible established in the acquisition is being amortized over a 10-year period on an accelerated method of amortization. Other intangible assets are amortized over periods up to six years.

          Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable. Based on those reviews, adjustments of recorded amounts have not been required.

          OTHER REAL ESTATE

          Other real estate, included in other assets in the accompanying consolidated balance sheets, is recorded at fair value. If the fair value of other real estate declines subsequent to foreclosure, the difference is recorded as a valuation allowance through a charge to expense. Subsequent increases in fair value are recorded through a reversal of the valuation allowance. Expenses incurred in maintaining the properties are charged to expense.

          INCOME TAXES

          The Company and its subsidiaries file a consolidated federal income tax return.

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          TRUST DEPARTMENTS

          Property held by the Banks in fiduciary or agency capacities for customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company. Trust department income is recognized on the accrual basis.

          EARNINGS PER SHARE

          Earnings per share is computed by dividing net income by 1,081,207, 1,077,723, and 1,077,723, the weighted average number of common shares outstanding during 1999, 1998, and 1997, respectively, after giving effect to the three-for-two stock split on October 13, 1999. Due to the fact the Company has no dilutive instruments, basic earnings per share and diluted earnings per share are equal.

          CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the purpose of the consolidated statements of cash flows, cash and cash equivalents consist of federal funds sold, cash, and due from banks.

          COMPREHENSIVE INCOME

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company reports comprehensive income in the consolidated statements of stockholders' equity and comprehensive income.

          SEGMENT INFORMATION

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
          131), which established standards for the way that public enterprises report information about operating segments in annual financial statements. The Company has defined its business segments to be the Banks, which is consistent with the management structure of the Company and the internal reporting system that monitors performance.

(2)  ACQUISITIONS

     On November 3, 1997, the Company acquired 100% of the outstanding shares of common stock of USB, a one-bank holding company located in Clinton, Missouri. At the date of acquisition, USB had consolidated total assets and deposits of $144.0 million and $118.5 million, respectively. The transaction had a total value of approximately $21.0 million, and was accounted for under the purchase method of accounting. Accordingly, the results of operations of USB have been included in the consolidated financial statements of the Company since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Intangible assets of approximately $11.6 million, including $8.8 million and $2.0 million of excess of cost over fair value of net assets acquired and core deposit intangibles, respectively, were recorded in this transaction.

     On January 3, 2000, the Company acquired 100% of the outstanding shares of common stock of Mid Central Bancorp, a one-bank holding company located in Warsaw, Missouri. At the date of acquisition, Mid Central had total assets and deposits of approximately $55.1 million and $49.4 million, respectively. The transaction had a total value of approximately $8.6 million, and was accounted for under the purchase method of accounting.

     On September 14, 1999, the Company entered into an agreement to acquire Calhoun Bancshares, Inc. and its subsidiary, Citizens State Bank of Calhoun (Citizens Bank) . The agreement provides for the acquisition of Citizens Bank in a transaction that culminates with the merger of Citizens Bank with and into Union State Bank & Trust of Clinton. At December 31, 1999, Citizens Bank had total assets and deposits of $70.2 million and $61.0 million, respectively. Pursuant to the terms of the agreement, shareholders of the parent company of Citizens Bank will receive cash aggregating approximately $14,000,000, and the transaction will be accounted for under the purchase method of accounting. Consummation of the agreement is subject to receipt of all requisite regulatory approval. It is anticipated that this transaction will close during the second quarter of 2000.

     On October 27, 1999, the Company entered into an agreement and plan of merger with CNS Bancorp, Inc. (CNS). The merger agreement provides that CNS will be merged with and into a wholly owned subsidiary of the Company with the subsidiary being the surviving entity. Immediately following the consummation of the merger, City National Savings Bank, FSB, a federally chartered savings bank and wholly owned subsidiary of CNS, will merge with and into The Exchange National Bank of Jefferson City, a national bank and wholly-owned subsidiary of the Company. At December 31, 1999, CNS had total assets and deposits of $91.8 million and $68.9 million, respectively. Pursuant to the agreement, each share of CNS common stock shall be converted into the right to receive $8.80 in cash and 0.15 of a share of the Company's common stock, and the transaction will be accounted for under the purchase method of accounting. Consummation of the merger is subject to approval of the shareholders of CNS and the receipt of all requisite regulatory approval. It is anticipated that this transaction will close during the second quarter of 2000.

(3)  CAPITAL REQUIREMENTS

     The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Banks are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted average assets. Management believes, as of December 31, 1999, the Company and the Banks meet all capital adequacy requirements to which they are subject.

     The Banks are also subject to the regulatory framework for prompt corrective action. The Exchange National Bank of Jefferson City's most recent notification from the Office of the Comptroller of the Currency, dated December 7, 1998, and Union State Bank and Trust of Clinton's most recent notification from the Federal Deposit Insurance Corporation, dated March 23, 1998, categorized them as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories.

     The actual and required capital amounts and ratios for the Company and the Banks as of December 31, 1999 and 1998 are as follows (dollars in thousands):


                                                1999
                                                                  TO BE
                                                             WELL CAPITALIZED
                                                               UNDER PROMPT
                                               CAPITAL          CORRECTIVE
                            ACTUAL          REQUIREMENTS     ACTION PROVISION
                       AMOUNT    RATIO     AMOUNT    RATIO   AMOUNT    RATIO
Total capital (to
  risk-weighted
  assets):
   Company             $51,150   15.06%    $27,166    8.00%   $    --      --%
   The Exchange
     National           38,281   14.98      20,444    8.00      25,555  10.00
     Bank of
     Jefferson City
   Union State
     Bank and Trust     12,682   13.95       7,272    8.00       9,090  10.00
     of Clinton
Tier I capital (to
  risk-weighted
  assets):
   Company              46,899   13.81      13,583   4.00           --     --
   The Exchange
    National            35,086   13.73      10,222   4.00       15,333   6.00
    Bank of
    Jefferson City
   Union State
    Bank and Trust      11,541   12.70       3,636   4.00        5,454   6.00
    of Clinton
Tier I capital (to
  adjusted average
  assets):
   Company              46,899    9.73      14,457   3.00           --     --
   The Exchange
    National            35,086   10.52      10,008   3.00        16,679  5.00
    Bank of
    Jefferson City
   Union State
    Bank and Trust      11,541    7.84       4,414   3.00         7,357  5.00
    of Clinton

                                                1998
                                                                  TO BE
                                                            WELL CAPITALIZED
                                                               UNDER PROMPT
                                              CAPITAL           CORRECTIVE
                            ACTUAL         REQUIREMENTS      ACTION PROVISION
                       AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
Total capital (to
 risk-weighted
 assets):
  Company              $38,714   12.94%   $23,936    8.00%   $      -       -%
  The Exchange
   National             36,949   17.08     17,301    8.00      21,627   10.00
   Bank of
   Jefferson City
  Union State
   Bank and Trust       12,944   16.50      6,274    8.00       7,842   10.00
   of Clinton
Tier I capital (to
 risk-weighted
 assets):
  Company              34,966    11.69     11,968    4.00           -       -
  The Exchange
   National            34,342    15.83      8,651    4.00      12,976    6.00
   Bank of
   Jefferson City
  Union State
   Bank and Trust      11,958    15.25      3,137    4.00       4,706    6.00
   of Clinton
Tier I capital (to
 adjusted average
 assets):
  Company              34,966     7.87     13,331    3.00           -       -
  The Exchange
   National            34,242    11.32      9,074    3.00      15,124    5.00
   Bank of
   Jefferson City
  Union State
   Bank and Trust      11,958     8.41      4,267    3.00       7,112    5.00
   of Clinton

     Bank dividends are the principal source of funds for payment of dividends by the Company to its stockholders. The Banks are subject to regulations which require the maintenance of minimum capital requirements. At December 31, 1999, unappropriated retained earnings of approximately $1,241,000 were available for the declaration of dividends to the Company without prior approval from regulatory authorities.

(4)  LOANS

     A summary of loans, by classification, at December 31, 1999 and 1998 is as follows:

                                             1999             1998

  Real estate                         $  160,567,662        142,948,055
  Commercial                             114,468,842         98,298,265
  Installment and other consumer          51,192,135         46,971,185

                                         326,228,639        288,217,505
  Less allowance for loan losses           4,764,801          4,412,921

                                      $  321,463,838        283,804,584

     The Banks grant real estate, commercial, and installment and other consumer loans to customers located within the communities surrounding Jefferson City and Clinton, Missouri. As such, the Banks are susceptible to changes in the economic environment in these communities. The Banks do not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles.

     Following is a summary of activity in 1999 of loans made by the Banks to executive officers and directors or to entities in which such individuals had a beneficial interest. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present unfavorable features.

       Balance at December 31, 1998      $   6,071,136
       New loans                             4,414,447
       Payments received                    (1,751,599)

       Balance at December 31, 1999      $   8,733,984

     Loans serviced for others totaled approximately $121,005,000 and $111,882,000 at December 31, 1999 and 1998,
     respectively.

     Changes in the allowance for loan losses for 1999, 1998, and 1997 are as follows:

                                          1999          1998         1997

  Balance, beginning of year          $  4,412,921    3,914,383    2,307,068
  Allowance for loan losses of Union
    State Bank and Trust of Clinton
    at date of acquisition                       -            -    1,314,817
  Provision for loan losses                910,000      702,500      865,000
  Charge-offs                             (734,020)    (447,547)    (740,195)
  Recoveries of loans previously           175,900      243,585      167,693
    charged off

  Balance, end of year                $  4,764,801    4,412,921    3,914,383

  A summary of nonaccrual and other impaired loans at December 31, 1999 and 1998 is as follows:

                                         1999            1998

  Nonaccrual loans                    $ 1,538,933        706,638
  Impaired loans continuing to accrue
    interest                            6,654,133      5,941,684

  Total impaired loans                $ 8,193,066      6,648,322

  Allowance for loan losses on
    impaired loans                    $   884,382        553,614

  Impaired loans with no related
    allowance for loan losses         $ 4,737,603      5,511,933

     The average balance of impaired loans during 1999, 1998, and 1997 was $8,792,000, $6,929,000, and $5,852,000, respectively.

     A summary of interest income on nonaccrual and other impaired loans for 1999, 1998, and 1997 is as follows:

                                              IMPAIRED LOANS
                              NONACCRUAL       CONTINUING TO
                                LOANS         ACCRUE INTEREST        TOTAL

  1999:
   Income recognized          $ 79,530          562,164             641,694
   Interest income had         149,589          562,164             711,753
    interest accrued

  1998:
   Income recognized          $ 7,940           457,864             465,804
   Interest income had         53,395           457,864             511,259
    interest accrued

  1997:
   Income recognized          $ 16,196          677,422             693,618
   Interest income had          59,080          677,422             736,502
    interest accrued

(5)  INVESTMENT IN DEBT AND EQUITY SECURITIES

     The amortized cost and fair value of debt and equity securities classified as available-for-sale at December 31, 1999 and 1998 are as follows:

                                                         1999
                                                GROSS           GROSS
                                AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                COST            GAINS           LOSSES            VALUE
  U.S. Treasury securities    $  5,518,784       1,174             22,140       5,497,818
  Securities of U.S.
    government agencies         66,734,285       8,007          1,113,888      65,628,404
  Obligations of states and
    political subdivisions      14,803,738      19,294            390,630      14,432,402
  Other debt securities          3,967,022          --              2,885       3,964,137

      Total debt securities     91,023,829      28,475          1,529,543      89,522,761

  Federal Home Loan Bank         1,379,100          --                 --       1,379,100
    stock
  Federal Reserve Bank stock        60,000          --                 --          60,000       60,000
  Federal Agricultural
    Mortgage Corporation            10,125          --                 --          10,125        10,125
    stock

                              $ 92,473,054      28,475          1,529,543      90,971,986

                                                         1998
                                                GROSS           GROSS
                                AMORTIZED       UNREALIZED      UNREALIZED        FAIR
                                COST            GAINS           LOSSES            VALUE
  U.S. Treasury securities    $ 13,809,560      180,762                 -      13,990,322
  Securities of U.S.
    government agencies         42,627,345      214,379            89,801      42,751,923
  Obligations of states and
    political subdivisions      11,850,219      305,209             2,365       12,153,063

        Total debt              68,287,124      700,350            92,166       68,895,308
    securities

  Federal Home Loan Bank        1,351,300             -                 -        1,351,300
    stock
  Federal Reserve Bank stock       60,000             -                 -           60,000
  Federal Agricultural
    Mortgage Corporation           10,125             -                 -           10,125
    stock

                              $ 69,708,549      700,350            92,166       70,316,733

     The amortized cost and fair value of debt securities classified as available-for-sale at December 31, 1999, by contractual maturity or call date, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                               AMORTIZED        FAIR
                                                 COST          VALUE

     Due in one year or less                $  49,712,567    49,068,193
     Due after one year through five years     31,399,103    30,799,581
     Due after five years through ten           5,228,197     5,052,107
       years

                                               86,339,867    84,919,881

     Mortgage-backed securities                 4,683,962     4,602,880

                                            $  91,023,829    89,522,761

     The amortized cost and fair values of debt securities classified as held-to-maturity at December 31, 1999 and 1998 are as follows:

                                                  1999
                                             GROSS      GROSS
                                             UNREA-     UNREA-
                              AMORTIZED      LIZED      LIZED        FAIR
                                 COST        GAINS      LOSSES       VALUE

  Securities of U.S.
    government agencies     $  6,899,991        105     75,608     6,824,488
  Obligations of states and
    political subdivisions    13,365,064     76,743     39,818    13,401,989

                            $ 20,265,055     76,848    115,426    20,226,477

                                                  1998
                                             GROSS      GROSS
                                             UNREA-     UNREA-
                              AMORTIZED      LIZED      LIZED        FAIR
                              COST           GAINS      LOSSES       VALUE

  U.S. Treasury securities  $  2,269,270     10,112          -      2,279,382
  Securities of U.S.
    government agencies       12,611,030    123,358      3,006     12,731,382
  Obligations of states and
    political subdivisions    15,868,643    511,840        331     16,380,152

                            $ 30,748,943    645,310      3,337     31,390,916

     The amortized cost and fair value of debt securities classified as held-to-maturity at December 31, 1999, by contractual maturity or call date, are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

                                               AMORTIZED     FAIR
                                               COST          VALUE

    Due in one year or less               $   8,351,694    8,288,430
    Due after one year through five          10,823,475   10,856,977
      years
    Due after five years through ten            199,588      202,577
      years

                                             19,374,757   19,347,984

    Mortgage-backed securities                  890,298      878,493

                                          $  20,265,055   20,226,477

     Debt securities with carrying values aggregating approximately $72,292,000 and $56,119,000 at December 31,
     1999 and 1998, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

     Gross losses of $245 were recorded on the sales of debt securities classified as available-for-sale in 1999. Gross gains of $7,993 and gross losses of $1,502 were recorded on the calls of debt securities in 1998. Gross losses of $3,657 were recorded on the calls of debt securities in 1997, and gross gains of $4,150 and gross losses of $7,534 were recorded on the sales of debt securities classified as available-for-sale in 1997.

(6)  PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1999 and
     1998 is as follows:
                                             1999          1998

    Land                                $  2,370,347     2,370,347
    Buildings and improvements            11,177,294     6,074,412
    Furniture and equipment                6,809,744     5,746,930
    Construction in progress                  21,667     5,077,222

                                          20,379,052    19,268,911
    Less accumulated depreciation          8,017,940     7,204,659

                                        $ 12,361,112    12,064,252


     Construction in progress at December 31, 1998 relates to an addition to, and remodeling of, the main office of The Exchange National Bank of Jefferson City, which was completed in March 1999. The balance at December 31, 1999 relates to a future facility of The Exchange National Bank of Jefferson City.

(7)  INTANGIBLE ASSETS

     A summary of intangible assets at December 31, 1999 and 1998 is as follows:

                                           1999         1998

  Excess of cost over the fair value  $ 8,202,681     8,562,920
    of net assets acquired
  Core deposit intangible               1,238,460     1,475,995
  Consulting/noncompete agreements        575,000       725,000

                                      $ 10,016,141    10,763,915

(8)  DEPOSITS

     The scheduled maturities of time deposits are as follows (in thousands):
                                                    1999      1998

    Due within:
     One year                                  $  139,958    138,061
     Two years                                     29,488     33,713
     Three years                                    7,174      7,999
     Four years                                     4,647      3,006
     Five years                                     1,536      4,297
     Thereafter                                       114        286

                                               $  182,917    187,362

(9)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Information relating to securities sold under agreements to repurchase is as follows:

                                         1999        1998        1997

    Average daily balance          $  21,364,010   25,754,091    18,152,000
    Maximum balance at month-end
      (September 1999, March
      1998, and September 1997)       30,284,598    36,923,247    22,408,559
    Weighted average interest            5.06          5.10          6.39
      rate at year-end
    Weighted average interest            5.39          5.56          5.43
      rate for the year

     The securities underlying the agreements to repurchase are under the control of the Banks.

     Unused agreements with unaffiliated banks to sell and repurchase securities on which The Exchange National Bank of Jefferson City may draw totaled $27,000,000 at December 31, 1999. Additionally, under agreements with unaffiliated banks, The Exchange National Bank of Jefferson City may borrow up to $30,000,000 in federal funds on an unsecured basis at December 31, 1999.

(10) OTHER BORROWED MONEY

     Other borrowed money at December 31, 1999 and 1998 is summarized as follows:

                                                1999        1998
  The Company:
   Notes payable, 7.00%, due November
    2002, interest only until maturity   $  11,450,568    11,700,568

  The Exchange National Bank of
   Jefferson City:
    Federal Home Loan Bank advance,
     5.36%, due May 2009,
     callable May 2002                      10,000,000             -

  Union State Bank and Trust of
   Clinton:
    Federal Home Loan Bank advances,
     weighted average rate of 6.05% and
     6.07% at December 31, 1999 and
     1998, respectively, due at various
     dates through 2008                      5,000,000     5,450,000

                                         $  26,450,568    17,150,568

     In conjunction with the acquisition of USB, the Company issued notes payable totaling $11,700,568 to the former stockholders of USB. The notes payable are secured by all issued and outstanding shares of common stock of Union State Bank and Trust of Clinton.

     The advances from the Federal Home Loan Bank are secured under a blanket agreement which assigns all investment in Federal Home Loan Bank stock as well as mortgage loans equal to 125% and 130% of the outstanding advance balance to secure amounts borrowed at The Exchange National Bank of Jefferson City and Union Bank and Trust of Clinton, respectively.

     The scheduled principal reduction of other borrowed money at December 31, 1999 was as follows:

       2000                         $    450,000
       2001                            1,450,000
       2002                           21,750,568
       2003                            2,400,000
       2004                              300,000
       2005 and thereafter               100,000

                                    $ 26,450,568

     At December 31, 1999 and 1998, $7,000,000 of the amount included in other borrowed money is owed to members of the Company's Board of Directors. Interest expense paid on this related party borrowed money totaled $490,000 for both of the years ended December 31, 1999 and 1998.

(11) RESERVE REQUIREMENTS AND COMPENSATING BALANCES

     The Federal Reserve Bank required the Banks to maintain a balance of $4,563,000 and $3,594,000 at December 31, 1999 and 1998, respectively, to satisfy reserve requirements.

     Average compensating balances held at correspondent banks were $1,971,544 and $2,658,882 at December 31, 1999 and
     1998, respectively. The Banks maintain such compensating balances with correspondent banks to offset charges for services rendered by those banks.

(12) INCOME TAXES

     The composition of income tax expense (benefit) for 1999, 1998, and 1997 is as follows:

                                    1999        1998          1997

  Current:
   Federal                      $ 2,241,262   2,268,085    1,755,020
   State                                        305,599      229,856
                                     60,410

        Total current             2,301,672   2,573,684    1,984,876

  Deferred:
   Federal                         (250,910)   (422,344)    (131,523)
   State                             19,974     (34,565)     (11,353)

        Total deferred             (230,936)   (456,909)    (142,876)

        Total income tax
         expense                $ 2,070,736   2,116,775    1,842,000

     Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate of 34% for the reasons noted in the table below:

                                       1999         1998        1997

  Tax at statutory federal
    income tax rate               $  2,221,939    2,199,634    1,937,366
  Decrease in tax resulting from
    tax-exempt income                 (383,180)    (380,396)    (286,312)
  Amortization of nondeductible
    intangibles                        122,481      105,181       37,713
  State income tax, net of
    federal tax benefit                 50,053      178,882      153,950
  Other, net                            59,443       13,474         (717)

                                  $  2,070,736    2,116,775    1,842,000

     The components of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                              1999        1998

  Deferred tax assets:
   Available-for-sale securities        $    510,306           --
   Allowance for loan losses               1,360,881    1,318,627
   Nonaccrual loan interest                   31,779       19,997
   Mortgage servicing rights                 136,501      226,312
   Other                                      77,351        9,795

        Total deferred tax assets          2,116,812    1,574,731

  Deferred tax liabilities:
   Available-for-sale securities                 --       225,028
   Purchase accounting adjustment to         52,348        93,932
    securities
   Premises and equipment                    583,760      619,301
   Core deposit intangible                   421,076      546,118
   Prepaid pension expense                    26,694       29,506
   Loan origination costs                     19,458       47,332
   Other                                      33,698           --

        Total deferred tax                 1,137,034    1,561,217
         liabilities

        Net deferred tax asset            $  979,778      13,514

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at December 31, 1999 and, therefore, has not established a valuation reserve.

(13) PENSION AND RETIREMENT PLANS

     The Exchange National Bank of Jefferson City provides a noncontributory defined benefit pension plan in which all full-time employees become participants upon the later of the completion of one year of qualified service or the attainment of age 21, and in which they continue to participate as long as they continue to be full-time employees, until their retirement, death, or termination of employment prior to normal retirement date. The normal retirement benefits provided under the plan vary depending upon the participant's rate of compensation, length of employment, and social security benefits. Retirement benefits are payable for life, but not less than 10 years. Plan assets consist of U.S. Treasury and government agency securities, corporate common stocks and bonds, real estate mortgages, and demand deposits. Pension expense (benefit) for the plan for 1999, 1998, and 1997 is as follows:

                                     1999        1998        1997

  Service cost - benefits earned
    during the year              $ 132,932      103,619      93,205
  Interest costs on projected
    benefit obligations            189,509      188,557     183,939
  Return on plan assets           (763,181)    (821,044)   (670,883)
  Net amortization and deferral    441,974      526,852     396,865

      Pension expense (benefit)  $   1,234       (2,016)      3,126

     A summary of the activity in the plan's benefit obligation, assets, funded status, and amounts recognized in the Company's consolidated balance sheets at December 31, 1999, 1998, and 1997 are as follows:

                                     1999       1998        1997
  Benefit obligation:
   Balance, January 1           $ 3,532,456   3,064,197   2,797,934
   Service cost                     132,932     103,619      93,205
   Interest cost                    189,509     188,557     183,939
   Actuarial loss (gain)           (602,563)    318,548      94,279
   Benefits paid                   (173,675)   (142,465)   (105,160)

   Balance, December 31         $ 3,078,659   3,532,456   3,064,197

                                     1999       1998        1997
  Plan assets:
   Fair value, January 1        $ 5,017,858   4,339,279   3,773,556
   Actual return                    763,181     821,044     670,883
   Benefits paid                   (173,675)   (142,465)   (105,160)

   Fair value, December 31      $ 5,607,364   5,017,858   4,339,279

  Funded status:
   Excess of plan assets over
    benefit obligation          $ 2,528,705   1,485,402   1,275,082
   Unrecognized net gains        (2,450,194) (1,405,657) (1,197,353
   Prepaid pension expense
    included in other assets    $    78,511      79,745      77,729

     Rates utilized for the plan years ended December 31, 1999, 1998, and 1997 are as follows:

                                           1999     1998      1997

  Assumed discount rate for net
    periodic pension cost                  5.50%    6.30%     6.70
  Discount rate for the funded status 6.80 5.50 6.30 Weighted average rate of compensation increase used to measure the
    projected benefit obligation           6.00     6.00      6.00
  Expected long-term rate of return on
    plan assets                            7.00     7.00      7.00

     In addition to the pension plan described above, The Exchange National Bank of Jefferson City has a profit sharing plan which covers all full-time employees. The Exchange National Bank of Jefferson City makes annual contributions in an amount equal to 6% of income before income taxes and before contributions to the profit sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes. Contributions to the profit sharing plan for 1999, 1998, and 1997 were $362,472, $344,758, and $365,266, respectively. At
     December 31, 1999, the profit sharing plan held 109,112 shares of the common stock of the Company.

     Union State Bank and Trust of Clinton has a profit sharing plan which covers all full-time employees. Eligible employees may defer up to 8% of his or her salary each year. Union State Bank and Trust of Clinton matches 1/3 of each employee's deferral. In addition, a discretionary contribution may be made each year by Union State Bank and Trust of Clinton. Contributions to the profit sharing plan for 1999 and 1998 were $79,516 and $79,677, respectively.

(14) SEGMENT INFORMATION

     Through the respective branch network, the Banks provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, and installment and other consumer. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City and Clinton, Missouri. The products and services are offered to customers primarily within their respective geographic areas. The business segments results which follow are consistent with the Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

                                                   1999
                                              UNION
                        THE EXCHANGE          STATE BANK
                        NATIONAL BANK OF      AND TRUST         CORPORATE
                        JEFFERSON CITY        OF CLINTON        AND OTHER         TOTAL
Balance sheet
 information:
  Loans, net of
   allowance for
   loan losses           $ 236,768,520        84,695,318                --       321,463,838
  Debt and equity
   securities               69,269,111        41,967,930                --       111,237,041
  Total assets             340,806,693       152,659,552         1,480,000       494,946,245
  Deposits                 266,586,794       126,081,941       (11,649,160)      381,019,575
  Stockholders'
   equity                   34,610,335        20,383,146           954,077        55,947,558

Statement of
 income
 information:
  Total interest
   income                 $ 22,571,816         9,677,332                --        32,249,148
  Total interest
   expense                  10,637,429         4,774,694           813,238        16,225,361

  Net interest income       11,934,387         4,902,638          (813,238)       16,023,787
  Provision for loan
   losses                      790,000           120,000                --           910,000
  Noninterest income         2,356,627           591,761                --         2,948,388
  Noninterest expense        7,823,514         3,373,376           330,170        11,527,060
  Income taxes               1,747,900           710,036          (387,200)        2,070,736

  Net income (loss)        $ 3,929,600         1,290,987          (756,208)        4,464,379

Capital                    $ 1,021,711           255,484                --         1,277,195
 expenditures

                                                   1998
                                             UNION
                        THE EXCHANGE         STATE BANK
                        NATIONAL BANK OF     AND TRUST         CORPORATE
                        JEFFERSON CITY       OF CLINTON        AND OTHER             TOTAL
Balance sheet
 information:
  Loans, net of
   allowance for
   loan losses           $ 201,929,359        81,875,225                --        283,804,584
  Debt and equity
   securities               64,721,489        36,344,187                --        101,065,676
  Total assets             304,838,954       153,830,907            33,513        458,703,374
  Deposits                 250,661,815       124,471,279        (1,611,308)       373,521,786
  Stockholders'
   equity                   34,473,970        22,058,347       (10,419,135)        46,113,182

Statement of
 income information:
  Total interest
   income                 $ 22,389,676         9,790,837                --         32,180,513
  Total interest
   expense                  11,244,379         5,095,222           857,704         17,197,305

  Net interest
   income                   11,145,297         4,695,615          (857,704)        14,983,208
  Provision for loan
   losses                      600,000           102,500               ---            702,500
  Noninterest income         2,148,412           555,651               ---          2,704,063
  Noninterest
   expense                   7,074,541         3,171,269           269,450         10,515,260
  Income taxes               1,764,350           722,525          (370,100)         2,116,775

  Net income (loss)       $  3,854,818         1,254,972          (757,054)         4,352,736

Capital
 expenditures             $  3,702,546           127,079               ---          3,829,625

                                                   1997
                                            UNION
                        THE EXCHANGE        STATE BANK
                        NATIONAL BANK OF    AND TRUST         CORPORATE
                        JEFFERSON CITY      OF CLINTON        AND OTHER         TOTAL
Balance sheet
 information:
  Loans, net of
   allowance for
   loan losses           $197,700,017        77,085,499               ---       274,785,516
 Debt and equity           79,102,259        37,054,929               ---       116,157,188
  securities
 Total assets             305,747,198       144,659,810           285,186       450,692,194
 Deposits                 242,509,149       118,917,642        (1,039,996)      360,386,795
 Stockholders'             35,998,686        20,493,174       (13,384,258)       43,107,602
  equity

Statement of
 income
 information:
  Total interest
   income                 $ 21,861,560        1,573,160              ---        23,434,720
  Total interest
   expense                  10,618,141          809,339          217,225         11,644,705

  Net interest
   income                   11,243,419          763,821         (217,225)        11,790,015
  Provision for loan
   losses                      850,000           15,000              ---           865,000
  Noninterest income         1,910,688          127,719              ---         2,038,407
  Noninterest
   expense                   6,584,739          531,045          149,502         7,265,286
  Income taxes               1,834,000          132,000         (124,000)        1,842,000

  Net income (loss)        $ 3,885,368          213,495         (242,727)        3,856,136

Capital
 expenditures              $ 3,184,720           37,073               ---        3,221,793

(15) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     The condensed balance sheets as of December 31, 1999 and 1998 and the related condensed schedules of income and cash flows for the years ended December 31, 1999, 1998, and 1997 of the Company are as follows:

                         CONDENSED BALANCE SHEETS

                ASSETS                      1999              1998

   Cash and due from banks             $  11,898,138        1,610,338
   Investment in subsidiaries             55,078,788       56,622,318
   Consulting/noncompete agreements          575,000          725,000
   Other assets                              823,913           35,700

         Total assets                  $  68,375,839       58,993,356

           LIABILITIES AND STOCKHOLDERS' EQUITY

   Notes payable                       $  11,450,568       11,700,568
   Consulting/noncompete                     450,000          600,000
     agreements
   Dividends payable                         398,758          359,256
   Other liabilities                         128,955          220,350
   Stockholders' equity                   55,947,558       46,113,182

        Total liabilities and
         stockholders' equity          $  68,375,839       58,993,356

                          CONDENSED SCHEDULES OF INCOME

                                          1999                    1998                   1997
     Revenue - dividends              $ 5,385,500              5,546,640              8,515,980
       received from
       subsidiaries
     Expenses:
       Interest on bank debt                   --                 38,664                 87,076
       Interest on notes payable          813,238                819,040                130,149
     Amortization of
       intangible assets                  150,000                160,667                 67,668
     Other                                175,478                104,091                 81,007

                                        1,138,716              1,122,462                365,900

       Income before income
        tax benefit and
        equity in undistributed
        income (dividends
        distributed in excess
        of income) of subsidiaries      4,246,784              4,424,178              8,150,080

     Income tax benefit                   387,200                370,100                124,000
     Equity in
       undistributed income
       (dividends distributed
       in excess of income) of
       subsidiaries                      (169,605)              (441,542)            (4,417,944)

          Net income                   $4,464,379              4,352,736              3,856,136

                        CONDENSED SCHEDULES OF CASH FLOWS

                                          1999                   1998                   1997
 Cash flows from operating activities:
   Net income                         $ 4,464,379              4,352,736              3,856,136
   Adjustments to
     reconcile net income
     to net cash provided
     by operating
     activities:                          169,605                441,542              4,417,944
       Dividends distributed
         in excess of income
         (equity in
         undistributed income)
         of subsidiaries
       Other, net                         (91,212)               259,416                151,752

         Net cash provided by           4,542,772              5,053,694              8,425,832
          operating activities

 Cash flows from investing activities:
   Purchase of Union State                     --               (215,000)           (20,319,220)
     Bancshares,Inc.
   Consulting/noncompete                 (150,000)              (150,000)              (150,000)
     payments
   Acquisition related                   (638,396)                   ---                    ---
     costs

       Net cash used in                  (788,396)              (365,000)           (20,469,220)
       investing activities

 Cash flows from financing activities:
   Proceeds from bank debt                     --                     --              8,507,932
   Proceeds from notes payable                 --                     --             11,700,568
   Repayment of bank debt                (250,000)            (2,507,932)            (6,000,000)
   Cash dividends paid                 (1,694,696)            (1,609,465)            (1,523,243)
   Proceeds from sale of                8,478,120                     --                     --
     common stock

       Net cash provided by             6,533,424             (4,117,397)            12,685,257
        (used in) financing
        activities

       Net increase in cash            10,287,800                571,297                641,869

 Cash at beginning of year              1,610,338              1,039,041                397,172

 Cash at end of year                  $11,898,138              1,610,338              1,039,041


(16) DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and commercial and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Off-balance sheet financial instruments whose contractual
     amounts represent credit risk at December 31, 1999 and 1998 are as follows:
                                           1999                  1998

   Commitments to extend credit        $ 57,411,232          58,655,994
   Standby letters of credit              4,568,240           5,501,585

     Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Of the total commitments to extend credit, approximately $30,415,000 and $29,756,000 represent fixed-rate loan commitments at December 31, 1999 and 1998, respectively. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

     A summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998 is as follows:

                                              1999                          1998
                                    CARRYING         FAIR         CARRYING        FAIR
                                     AMOUNT          VALUE          AMOUNT        VALUE
   Assets:
     Loans                        $321,463,838    323,366,000    283,804,584   289,154,000
     Investment in debt and
      equity securities            111,237,041    111,198,463    101,065,676   101,707,649
     Federal funds sold             10,350,000     10,350,000     26,400,000    26,400,000
     Cash and due from
      banks                         22,251,208     22,251,208     19,803,744    19,803,744
     Accrued interest                4,258,341      4,258,341      3,794,092     3,794,092
      receivable

                                  $469,560,428    471,424,012    434,868,096   440,859,485


   Liabilities:
     Deposits:
      Demand                      $ 57,943,197     57,943,197     54,765,805    54,765,805
      NOW                           63,824,354     63,824,354     55,548,918    55,548,918
      Savings                       35,712,336     35,712,336     36,288,729    36,288,729
      Money market                  40,622,589     40,622,589     39,556,011    39,556,011
      Time                         182,917,099    182,917,099    187,362,323   188,841,000

     Securities sold under
      agreements to repurchase      24,894,907     24,894,907     16,990,911    16,990,911

     Interest-bearing demand
      notes to U.S. Treasury         2,747,936      2,747,936        675,941       675,941
     Other borrowed money           26,450,568     22,830,000     17,150,568    17,151,000

     Accrued interest payable        2,127,719      2,127,719      2,166,955     2,166,955

                                  $437,240,705    433,620,137    410,506,161   411,985,270

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

          LOANS

          Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as real estate, installment and other consumer, commercial, and bankers' acceptances. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.

          The fair value of performing loans is calculated by discounting scheduled cash flows through estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

          The fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market and specific borrower information.

          INVESTMENT IN DEBT AND EQUITY SECURITIES

          Fair values are based on quoted market prices or dealer quotes.

          FEDERAL FUNDS SOLD, CASH, AND DUE FROM BANKS

          For federal funds sold, cash, and due from banks, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

          ACCRUED INTEREST RECEIVABLE AND PAYABLE

          For accrued interest receivable and payable, the carrying amount is a reasonable estimate of fair value because of the short maturity for these financial instruments.

          DEPOSITS

          The fair value of deposits with no stated maturity, such as noninterest-bearing demand, NOW accounts, savings, and money market, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

          SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND
          OTHER BORROWED MONEY

          The fair value of securities sold under agreements to repurchase and other borrowed money is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for securities sold under agreements to repurchase and other borrowed money of similar remaining maturities.

          INTEREST-BEARING DEMAND NOTES TO U.S. TREASURY

          For interest-bearing demand notes to U.S. Treasury, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

          COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF
          CREDIT

          The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms which are competitive in the markets in which it operates.

          The fair value estimates provided are made at a point in time based on market information and information about the financial instruments. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and,
                therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair value estimates.

(17) LITIGATION

          Various legal claims have arisen in the normal course of business, which, in the opinion of management of the Company, will not result in any material liability to the Company.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXCHANGE NATIONAL BANCSHARES, INC.


Dated:  March 24, 2000        By   /s/ Donald L. Campbell
                                   Donald L. Campbell, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE                                  SIGNATURE AND TITLE


March 24, 2000               /s/ Donald L. Campbell
                                 Donald L. Campbell, President
                                 and Chairman of the Board of
                                 Directors (Principal Executive
                                 Officer)

March 24, 2000               /s/ Richard G. Rose
                                 Richard G. Rose, Treasurer
                                 (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)

March 24, 2000               /s/ David T. Turner
                                 David T. Turner, Director

March 24, 2000               /s/ James R. Loyd
                                 James R. Loyd, Director

March 24, 2000               /s/ Charles G. Dudenhoeffer, Jr.
                                 Charles G. Dudenhoeffer, Jr., Director

March 24, 2000               /s/ David R. Goller
                                 David R. Goller, Director

March 24, 2000               /s/ Philip D. Freeman
                                 Philip D. Freeman, Director

March 24, 2000               /s/ Kevin L. Riley
                                 Kevin L. Riley, Director

March 24, 2000               /s/ James E. Smith
                                 James E. Smith, Director


March 24, 2000               /s/ Gus S. Wetzel, II
                                 Gus S. Wetzel, II, Director

                          EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION                 PAGE NO.

2.1            Agreement and Plan of Merger,           <F**>
               dated as of October 27, 1999, by
               and among the Registrant, ENB
               Holdings, Inc. and CNS Bancorp, Inc.
               (filed with the Registrant's Current
               Report on Form 8-K on October 29,
               1999 as Exhibit 2.1 and incorporated
               herein by reference).

3.1            Articles of Incorporation of            <F**>
               our Company (filed as Exhibit 3(a)
               to our Company's Registration on
               Form S-4 (Registration No. 33-54166)
               and incorporated herein by reference).

3.2            Bylaws of our Company                   __

4              Specimen certificate representing
               shares of our Company's $1.00 par
               value common stock                      __

10.1           Employment Agreement, dated             <F**>
               November 3, 1997, between the
               Registrant and James E. Smith
               (filed with the Registrant's
               Annual Report on Form 10-KSB for
               the year ended December 31, 1997
               as Exhibit 10.4 and incorporated
               herein by reference).<F*>

10.2           Exchange National Bancshares, Inc.
               Incentive Stock Option Plan.            __

13             The Registrant's 1999 Annual Report
               to Shareholders (only those portions
               of this Annual Report to Shareholders
               which are specifically incorporated
               by reference into this Annual Report
               on Form 10-K shall be deemed to be
               filed with the Commission)              __

21             List of Subsidiaries                    __

27             Financial Data Schedule.                __
_______________________
[FN]
<F*>   Management contracts or compensatory plans or
       arrangements required to be identified by Item 14(a).
<F**>  Incorporated by reference from previous filings.