Form 10-Q
period 2000-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2000-05-12
CIK 893847

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________to

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

 _______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [X] Yes  [ ] No

  As of May 1, 2000, the registrant had 1,219,025 shares of common stock, par value $1.00 per share, outstanding.

                       Page 1 of 26 pages
              Index to Exhibits located on page 25

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                      MARCH 31,       DECEMBER 31,
                                         2000             1999
ASSETS
Loans:
   Commercial                        $ 117,069,822    $ 114,468,842
   Real estate - construction           18,250,000       24,891,000
   Real estate - mortgage              165,804,389      135,676,662
   Consumer                             55,029,666       51,192,135
                                       356,153,877      326,228,639
   Less allowance for loan losses        5,311,695        4,764,801
        Loans, net                     350,842,182      321,463,838

Investment in debt and equity
securities:
   Available-for-sale, at fair
     value                             103,720,447       90,971,986
   Held-to-maturity, fair value of
     $26,669,000 at March 31,
     2000 and $20,226,000 at
     December 31, 1999                  26,418,253       20,265,055
       Total investment in debt
         and equity securities         130,138,700      111,237,041

Federal funds sold                       3,450,000       10,350,000
Cash and due from banks                 24,207,872       22,251,208
Premises and equipment                  12,738,706       12,361,112
Accrued interest receivable              4,719,079        4,258,341
Intangible assets                       14,335,074       10,016,141
Other assets                             3,749,654        3,008,564
                                     $ 544,181,267    $ 494,946,245


Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                           (UNAUDITED)


                                      MARCH 31,       DECEMBER 31,
                                         2000             1999
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Demand deposits                      $  59,443,592    $  57,943,197
Time deposits                          371,437,106      323,076,378
        Total deposits                 430,880,698      381,019,575

Federal funds purchased and
  securities sold under
  agreements to repurchase              17,235,864       24,894,907
Interest-bearing demand notes to
  U.S. Treasury                            820,439        2,747,936
Other borrowed money                    33,665,560       26,450,568
Accrued interest payable                 2,214,034        2,127,719
Other liabilities                        2,524,845        1,757,982
        Total liabilities              487,341,440      438,998,687

Stockholders' equity:
   Common stock - $1 par value;
     1,500,000 shares
     authorized; 1,219,025 issued
     and outstanding                     1,219,025        1,219,025
   Surplus                               9,259,095        9,259,095
   Retained earnings                    47,353,439       46,460,207
   Accumulated other
     comprehensive loss                   (991,732)        (990,769)

        Total stockholders'
          equity                        56,839,827       55,947,558
                                     $ 544,181,267    $ 494,946,245


See accompanying notes to condensed consolidated financial statements.

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 MARCH 31,

                                           2000             1999

Interest income                        $ 9,467,540      $ 7,652,736

Interest expense                         4,739,646        3,869,723

Net interest income                      4,727,894        3,783,013

Provision for loan losses                  258,000          180,000

Net interest income after
  provision for loan losses              4,469,894        3,603,013

Noninterest income                         835,661          722,775

Noninterest expense                      3,376,845        2,659,700

Income before income taxes               1,928,710        1,666,088

Income taxes                               584,439          557,000

Net income                              $1,344,271       $1,109,088

Basic and diluted earnings
  per share                                  $1.10            $1.03

Dividends per share:
     Declared                                $0.37            $0.37

     Paid                                    $0.37            $0.37


See accompanying notes to condensed consolidated financial statements.

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                       THREE MONTHS ENDED MARCH 31,
                                          2000            1999
Cash flows from operating activities:
Net income                            $ 1,344,271     $ 1,109,088
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Provision for loan losses           258,000         180,000
      Depreciation expense                274,765         188,680
      Net amortization of debt
        securities premiums
        and discounts                      13,270          82,228
      Amortization of
        intangible assets                 233,475         186,944
      Decrease (increase) in
        accrued interest
          Receivable                       18,972         (66,390)
      Increase in other assets           (386,690)       (330,580)
      Decrease in accrued                                 (88,002)
        interest payable                 (164,815)
      Increase in other
        liabilities                       512,045         450,444
      Net securities losses                27,710            ----
      Other, net                          (48,186)        (70,264)
  Origination of mortgage loans
    for sale                           (3,338,874)    (11,043,083)
  Proceeds from the sale of
    mortgage loans held for sale        3,338,874      11,043,083

      Net cash provided by
        operating activities            2,082,817       1,642,148

Cash flows from investing activities:
  Net increase in loans                (4,078,670)       (117,231)
  Purchases of available-for-sale
    debt securities                   (34,715,878)    (10,174,564)
  Purchases of held-to-maturity
    debt securities                      (261,231)           ----
  Proceeds from sales of
    available-for-sale
    debt securities                       978,878            ----
  Proceeds from maturities of
    debt securities:
       Available-for-sale              36,129,941       3,334,517
       Held-to-maturity                 2,660,911       1,296,906
  Proceeds from calls of debt
    securities:
       Available-for-sale                      --       5,125,000
       Held-to-maturity                   110,000         617,000
  Purchase of Mid Central Bancorp
    Inc., net of cash and cash
    equivalents acquired               (4,490,642)           ----
  Purchases of premises and              (110,412)       (518,974)
    equipment
  Proceeds from dispositions of
    premises and equipment                  8,547            ----
  Proceeds from sales of other
    real estate owned and
    repossessions                         203,183         145,015


      Net cash used in
        investing activities           (3,565,373)       (292,331)

Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                           (UNAUDITED)

                                       THREE MONTHS ENDED MARCH 31,
                                          2000            1999
  Cash flows from financing activities:
    Net decrease in demand
      deposits                         (3,062,483)     (4,980,394)
    Net increase (decrease) in
      interest-bearing
      transaction accounts               (943,082)        132,673
    Net increase (decrease) in                           (723,719)
      time deposits                     4,747,533
    Net increase (decrease) in
      federal funds purchased and
      securities sold under
      agreements to repurchase         (7,659,043)      2,727,350
    Net decrease in interest-
      bearing demand notes
      to U.S. Treasury                 (1,927,497)       (301,861)
    Proceeds from Federal Home
      Loan Bank borrowings              5,000,000            ----
    Repayment of Federal Home
      Loan Bank borrowings               (217,450)           ----
    Proceeds from other
      borrowed money                    1,000,000            ----
    Cash dividends paid                  (398,758)       (359,255)

        Net cash used in
          financing activities         (3,460,780)     (3,505,206)

  Net decrease in cash and cash
    equivalents                        (4,943,336)     (2,155,389)
  Cash and cash equivalents,
    beginning of period                32,601,208      46,203,744

  Cash and cash equivalents, end of
    period                            $27,657,872     $44,048,355

  Supplemental disclosure of cash
    flow information-
      Cash paid (received) during
        period for:
          Interest                     $4,904,461       3,957,725
          Income taxes                    (19,865)         90,393

  Supplemental schedule of noncash
    investing activities-
      Other real estate and
        repossessions
        acquired in settlement
        of loans                          237,982          89,051

See accompanying notes to condensed consolidated financial statements.

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

           THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB), Union State Bancshares, Inc. (Union) which owns 100% of Union State Bank and Trust of Clinton (USB) and Mid Central Bancorp, Inc. (Mid Central) which owns 100% of Osage Valley Bank of Warsaw (OVB). Bancshares acquired ENB on April 7, 1993, Union on November 3, 1997 and Mid Central on January 3, 2000. The acquisition of Mid Central was accounted for as a purchase transaction.
Accordingly, the results of operations of Mid Central have been included in the condensed consolidated financial statements since acquisition. A summary of unaudited pro forma combined financial information for the three months ended March 31, 1999 for Bancshares and Mid Central as if the transaction had occurred on January 1, 1999 is as follows:

                                    THREE MONTHS ENDED
                                      MARCH 31, 1999
                NET INTEREST
                INCOME                  $4,125,168
                NET INCOME              $1,137,821
                EARNINGS PER SHARE           $1.06

    The accompanying condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1999 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 13.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2000 and December 31, 1999 and the consolidated statements of earnings, changes in stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999.

    Earnings per share is computed by dividing net income by 1,219,025 and 1,077,723, the weighted average number of common shares outstanding during the three month periods ended March 31, 2000 and 1999 respectively after adjusting for a 3 for 2 stock split in October, 1999. Due to the fact Bancshares has no dilutive instruments, basic earnings per share and dilutive earnings per share are equal.

    For the three-month periods ended March 31, 2000 and 1999, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2000 and 1999 is summarized as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,

                                           2000             1999

Net income                              $1,344,271       $1,109,088
  Other comprehensive loss:
    Net unrealized holding
      losses on investments in debt
      and equity securities
      available-for-sale, net
      of taxes                             (19,250)        (199,674)
    Adjustment for net
      securities losses
      realized in net income,
      net of applicable
      income taxes                          18,287             ----


    Total other comprehensive                 (963)        (199,674)
      loss


Comprehensive income                    $1,343,308         $909,414

    In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. Our Company is currently evaluating the requirements and impact of SFAS 133, as amended.

    Through the respective branch network, ENB, USB and OVB provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton and Warsaw, Missouri. The products and services offered to customers primarily within their respective geographical areas. The business segments results which follow are consistent with the Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry. Osage Valley Bank's data is shown only for the current year as OVB was acquired in January 2000.

                                                MARCH 31, 2000

                        THE EXCHANGE      UNION STATE       OSAGE
                        NATIONAL BANK      BANK AND      VALLEY BANK
                        OF JEFFERSON       TRUST OF          OF          CORPORATE
                            CITY           CLINTON         WARSAW        AND OTHER         TOTAL
Balance sheet
  information:
    Loans, net of
      allowance
      for loan
      losses            $239,570,968     $85,538,570     $25,732,644          ----     $350,842,182
    Debt and equity
      securities          62,310,216      42,271,753      25,556,731          ----      130,138,700
    Total assets         330,765,822     151,755,612      59,638,750     2,021,083      544,181,267
    Deposits             260,923,413     124,810,257      49,089,214    (3,942,186)     430,880,698
    Stockholders'
      equity              34,960,954      20,706,936       8,505,908    (7,333,971)      56,839,827

                                                DECEMBER 31, 1999

                        THE EXCHANGE     UNION STATE
                       NATIONAL BANK      BANK AND
                             OF           TRUST OF        CORPORATE
                       JEFFERSON CITY      CLINTON        AND OTHER          TOTAL
Balance sheet information:
  Loans, net of
    allowance
    for loan losses     $236,768,520     $84,695,318            ----     $321,463,838
  Debt and equity
    securities            69,269,111      41,967,930            ----      111,237,041
  Total assets           340,806,693     152,659,552       1,480,000      494,946,245
  Deposits               266,586,794     126,081,941     (11,649,160)     381,019,575
  Stockholders'
    equity                34,610,335      20,383,146         954,077       55,947,558

                                            THREE MONTHS ENDED MARCH 31, 2000

                        THE EXCHANGE      UNION STATE       OSAGE
                        NATIONAL BANK      BANK AND      VALLEY BANK
                        OF JEFFERSON       TRUST OF          OF          CORPORATE
                            CITY           CLINTON         WARSAW        AND OTHER         TOTAL
Statement of earnings:
  Total interest
    income              $ 5,980,518       $2,492,712    $   986,220          8,090     $9,467,540
  Total interest
    expense               2,807,967        1,214,945        499,830        216,904      4,739,646
  Net interest
    income                3,172,551        1,277,767        486,390       (208,814)     4,727,894
  Provision for
    loan losses             225,000           30,000          3,000           ----        258,000
  Noninterest
    income                  637,378          145,738         52,545           ----        835,661
  Noninterest
    expense               2,035,370          891,039        325,544        124,892      3,376,845
  Income taxes              456,000          170,167         69,172       (110,900)       584,439
    Net income
      (loss)              1,093,559          332,299        141,219       (222,806)     1,344,271

                                    THREE MONTHS ENDED MARCH 31, 1999

                        THE EXCHANGE     UNION STATE
                       NATIONAL BANK      BANK AND
                             OF           TRUST OF        CORPORATE
                       JEFFERSON CITY      CLINTON        AND OTHER          TOTAL
Statement of earnings:
  Total interest
    income             $ 5,276,436       $ 2,376,300           ----      $7,652,736
  Total interest
    expense              2,459,053         1,208,715        201,955       3,869,723
  Net interest
    income               2,817,383         1,167,585       (201,955)      3,783,013
  Provision for
    loan losses            150,000            30,000           ----         180,000
  Noninterest
    income                 585,403           137,372           ----         722,775
  Noninterest
     expense             1,797,783           811,550         50,367       2,659,700
   Income taxes            465,150           177,250        (85,400)        557,000
   Net income (loss)       989,853           286,157       (166,922)      1,109,088

The Company completed its purchase of Calhoun Bancshares, Inc., (Calhoun) the parent company of Citizens State Bank of Calhoun (Citizens) on May 4, 2000. The total purchase price was approximately $14,480,000 in cash, which included a premium in excess of the carrying value of Calhoun's net assets of approximately $7,850,000. Immediately following the purchase Citizens State Bank was merged with and into Union State Bank and Trust with the surviving institution being renamed Citizens Union State Bank.

The Company has also entered into an agreement to acquire CNS Bancorp, Inc. (CNS), the parent company of City National Savings Bank, FSB (City). The total purchase price of CNS is approximately $25,500,000 with approximately $12,740,000 to be paid in cash and $12,765,000 to be paid in stock of the Company. The total purchase price of CNS includes a premium of approximately $3,700,000 in excess of the carrying value of CNS's net assets. This acquisition is subject to approval of CNS's shareholders. It is anticipated that this acquisition will close in June of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

    Net income for the three months ended March 31, 2000 of $1,344,000 increased $235,000 when compared to the first quarter of 1999. Earnings per common share for the first quarter of 2000 of $1.10 increased 7 cents or 6.8% when compared to the first quarter of 1999. The inclusion of Mid Central's results for the first quarter of 2000 contributed approximately $59,000 (net of after tax funding costs) to the increase in consolidated net income.

    The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS ENDED
                                                   MARCH 31,

                                             2000             1999

Interest income                            $ 9,467          $ 7,653
Fully taxable equivalent (FTE)
  adjustment                                   213              144

Interest income (FTE basis)                  9,680            7,797
Interest expense                             4,740            3,870

Net interest income (FTE basis)              4,940            3,927
Provision for loan losses                      258              180

Net interest income after
  provision for
  loan losses (FTE basis)                    4,682            3,747
Noninterest income                             836              723
Noninterest expense                          3,377            2,660

Earnings before income taxes
  (FTE basis)                                2,141            1,810

Income taxes                                   584              557
FTE adjustment                                 213              144

Income taxes (FTE basis)                       797              701

Net income                                 $ 1,344          $ 1,109


     Net interest income on a fully taxable equivalent basis increased $1,013,000 or 25.8% to $4,940,000 or 4.05% of average earning assets for the first quarter of 2000 compared to $3,927,000 or 3.88% of average earning assets for the same period of 1999. The provision for loan losses for the three months ended March 31, 2000 was $258,000 compared to $180,000 for the same period of 1999.

    Noninterest income and noninterest expense for the three-month periods ended March 31, 2000 and 1999 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                              THREE MONTHS ENDED
                                   MARCH 31,       INCREASE (DECREASE)
                             2000       1999       AMOUNT       %
NONINTEREST INCOME
  Service charges on        $ 328      $ 261        $  67      25.7%
    deposit accounts
  Trust department            220         87          133     152.9
    income
  Brokerage income             28         14           14     100.0
  Mortgage loan               116        112            4       3.6
    servicing fees
  Gain on sales of             70        152          (82)    (53.9)
    mortgage loans
  Net loss on sales
    and calls of
    debt securities           (28)      ----          (28)   (100.0)
  Credit card fees             37         29            8      27.6
  Other                        65         68           (3)     (4.4)
                            $ 836      $ 723        $ 113      15.6%

NONINTEREST EXPENSE
  Salaries and            $ 1,753    $ 1,474        $ 279      18.9%
    employee benefits
  Occupancy expense           202        155           47      30.3
  Furniture and               348        260           88      33.8
    equipment expense
  FDIC insurance               24         17            7      41.2
    assessment
  Advertising and              57         50            7      14.0
    promotion
  Postage, printing           142        119           23      19.3
    and supplies
  Legal, examination,
    and professional          131         58           73     125.9
    fees
  Credit card                  26         19            7      36.8
    expenses
  Credit investiga-
    tion and loan
    collection                 41         37            4      10.8
    expenses
  Amortization of             233        187           46      24.6
    intangible assets
  Other                       420        284          136      47.9
                          $ 3,377    $ 2,660        $ 717      27.0%


    Noninterest income increased $113,000 or 15.6% to $836,000 for the first quarter of 2000 compared to $723,000 for the same period of 1999. Approximately $53,000 or 46.9% of the increase in noninterest income reflected the inclusion of Mid Central's results in the first quarter of 2000. The remainder of the increase primarily reflected an increase in trust department income at ENB that was the result of instituting new trust fee schedules as well as the collection of several large trust distribution fees. Gains on sales of mortgage loans decreased $82,000 or 53.9% due to a decrease in volume of loans originated and sold to the secondary market from approximately $11,043,000 in the first quarter of 1999 to approximately $3,339,000 for the first quarter of 2000. The Company also had a loss of approximately $28,000 on the sale of a security during the first quarter of 2000.

    Noninterest expense increased $717,000 or 27.0% to $3,377,000 for the first quarter of 2000 compared to $2,660,000 for the first quarter of 1999. Approximately $332,000 or 46.3% of the increase in noninterest expense reflected the inclusion of Mid Central's results in the first quarter of 2000. The remaining $385,000 increase represents a 14.5% increase in noninterest expense compared to the first quarter of 1999 and primarily reflects increases in salaries and employee benefits, occupancy expense, furniture expense, legal and professional fees and other noninterest expense. Excluding the increases attributable to Mid Central, salaries and benefits increased $125,000 or 8.5%, occupancy expense increased $36,000 or 23.2%, furniture and equipment expense increased $71,000 or 27.3%, legal and professional fees increased $57,000 or 98.3%, and other noninterest expense increase $83,000 or 29.2%. The increase in salary and benefits reflects normal salary and insurance benefit increases as well as additional hires. The increase in occupancy, furniture and equipment expense is primarily related to a major renovation project at ENB that was completed in April, 1999 and to an upgrade of core data processing equipment at USB in December, 1999. As a result depreciation expenses are higher this year compared to last year. The increase in legal and professional fees reflects expenses the Company incurred related to development of a proposed stock incentive plan, shareholders' rights plan and other corporate and shareholder matters. The increase in other noninterest expense is spread across various expense categories including but not limited to travel, training, consulting fees and insurance expense.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 30.3% for the first quarter of 2000 compared to 33.4% for the first quarter of 1999. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 37.2% for the first quarter of 2000 and 38.7% for the first quarter of 1999.


NET INTEREST INCOME

    Fully taxable equivalent net interest income increased $1,013,000 or 25.8% for the three-month period ended March 31, 2000 compared to the same period in 1999. Approximately $567,000 or 56.0% of the increase in taxable equivalent net interest income is attributable to the inclusion of Mid Central's net interest income in the first quarter.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2000 and 1999.

(DOLLARS EXPRESSED IN THOUSANDS)

                                     THREE MONTHS ENDED                       THREE MONTHS ENDED
                                        MARCH 31, 2000                          MARCH 31, 1999
                                          Interest       Rate                      Interest        Rate
                            Average        Income/      Earned/       Average       Income/       Earned/
                            Balance      Expense<F1>    Paid<F1>      Balance      Expense<F1>    Paid<F1>
ASSETS
Loans:<F2>
  Commercial               $116,207        $ 2,482      8.66%        $ 97,478       $ 2,056        8.55%
  Real estate               183,379          3,770      8.34          140,567         2,868        8.27
  Consumer                   53,400          1,129      8.57           46,496         1,007        8.78
Investment securities<F3>
  U.S. Treasury
    and U.S. Gov't
    Agencies                 93,136          1,457      6.34           70,825         1,034        5.92
  State and
    municipal                35,015            644      7.46           26,964           482        7.25
  Other                       5,220             75      5.83            1,422            23        6.56
Federal funds sold            5,694             78      5.56           26,680           324        4.93
Interest-bearing
  deposits                    3,153             45      5.79              230             3        5.29

  Total interest
    earning assets          495,204          9,680      7.93          410,662         7,797        7.70
All other assets             53,508                                    42,482
Allowance for
  loan losses                (5,120)                                   (4,490)

    Total assets           $543,592                                  $448,654

Continued on next page

                                     THREE MONTHS ENDED                       THREE MONTHS ENDED
                                        MARCH 31, 2000                          MARCH 31, 1999
                                          Interest       Rate                      Interest        Rate
                            Average        Income/      Earned/       Average       Income/       Earned/
                            Balance      Expense<F1>    Paid<F1>      Balance      Expense<F1>    Paid<F1>
LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
NOW accounts                $81,000         $ 557        2.79%       $ 54,318         $ 303        2.26%
Savings                      38,838           270        2.82          35,705           255        2.90
Money market                 44,984           426        3.84          40,361           377        3.79
Deposits of
  $100,000
  and over                   29,068           375        5.23          24,614           341        5.39
Other time
  deposits                  181,684         2,354        5.25         162,632         2,100        5.27

  Total time
    deposits                375,574         3,982        4.30         317,630         3,376        4.31

Federal funds
  purchased
  and securities
  sold under
  agreements to
  repurchase                 21,127           273        5.24          16,025           202        5.11
Interest-bearing
  demand
  notes to US
  Treasury                      894            16        6.27             449             7        6.32
Other borrowed
  money                      30,339           469        7.26          17,150           285        6.74

  Total interest-
    bearing
    liabilities             427,934         4,740        4.49         351,254         3,870        4.47

Demand deposits              54,714                                    46,970
Other liabilities             3,775                                     3,878

Total liabilities           486,423                                   402,102
Stockholders'
equity                       57,169                                    46,552

  Total liabilities
    and stockholders'
    equity                 $543,592                                  $448,654

Net interest
  income                                  $ 4,940                                   $ 3,927

Net interest
  margin<F4>                                             4.05%                                     3.88%

<F1>  Interest income and yields are presented on a fully
      taxable equivalent basis using the Federal statutory income tax rate of 34%. Such adjustments were $213,000 in 2000 and $144,000 in 1999.
<F2>  Non-accruing loans are included in the average amounts outstanding.
<F3>  Average balances based on amortized cost.
<F4>  Net interest income divided by average total interest
      earning assets.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                  THREE MONTHS ENDED MARCH 31, 2000
                                            COMPARED TO
                                  THREE MONTHS ENDED MARCH 31, 1999
                                  TOTAL             CHANGE DUE TO
                                  CHANGE         VOLUME         RATE

INTEREST INCOME ON A
FULLY TAXABLE EQUIVALENT
BASIS:
Loans: <F1>
Commercial                        $  426         $  400            26
  Real estate <F2>                   902            879            23
  Consumer                           122            147           (25)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies              423            345            78
  State and municipal <F2>           162            148            14
  Other                               52             54            (2)
Federal funds sold                  (246)          (283)           37
Interest-bearing deposits             42             42          ----

    Total interest income          1,883          1,732           151

INTEREST EXPENSE:
NOW accounts                         254            173            81
Savings                               15             21            (6)
Money market                          49             44             5
Deposits of $100,000 and              34             59           (25)
  over
Other time deposits                  254            247             7
Federal funds purchased
  and securities sold
  under agreements to
  repurchase                          71             66             5
Interest-bearing demand
  notes to U.S. Treasury               9              8             1

Other borrowed money                 184            205           (21)

     Total interest
       expense                       870            823            47

NET INTEREST INCOME ON A
  FULLY TAXABLE EQUIVALENT
  BASIS                          $ 1,013            909           104


<F1>  Non-accruing loans are included in the average amounts outstanding.
<F2>  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $213,000 in 2000 and $144,000 in 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs, net of loan recoveries.

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

    The allowance for loan losses was increased by net loan recoveries of $6,635 for the first quarter of 2000 compared to net charge-offs of $25,987 for the first quarter of 1999. The allowance for loan losses was increased by a provision charged to expense of $258,000 for the first quarter of 2000 compared to $180,000 for the first quarter of 1999.

    The balance of the allowance for loan losses was $5,311,695 at March 31, 2000 compared to $4,764,801 at December 31, 1999 and $4,566,934 at March 31, 1999. The acquisition of Mid Central added $285,258 to the allowance for loan losses at March 31, 2000. The allowance for loan losses as a percent of outstanding loans was 1.49% at March 31, 2000 compared to 1.46% at December 31, 1999 and 1.58% at March 31, 1999.

                       FINANCIAL CONDITION

    Total assets increased $49,235,022 or 9.9% to $544,181,267 at
March 31, 2000 compared to $494,946,245 at December 31, 1999.
The acquisition of Mid Central added $59,638,750 in assets to the Company's totals. Total liabilities increased $48,342,753 or 11.0% to $487,341,440 with the acquisition of Mid Central adding $51,132,842 in liabilities. Stockholders' equity increased $892,269 or 1.6% to $56,839,827.

    Loans increased $29,925,238 or 9.2% to $356,153,877 at March
31, 2000 compared to $326,228,639 at December 31, 1999.
$26,017,902 or 86.9% of the increase in loans is attributed to the acquisition of Mid Central. Other than the increases that resulted from the Mid Central acquisition, commercial loans increased $734,171; real estate construction loans decreased $6,937,000; real estate mortgage loans increased $7,866,041; and consumer loans increased $2,342,945.

   Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $2,511,000 or 0.71% of total loans at March 31, 2000 compared to $1,693,000 or 0.52% of total loans at December 31, 1999. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                             MARCH 31, 2000       DECEMBER 31, 1999
                                        % OF                   % OF
                                        GROSS                 GROSS
                            BALANCE     LOANS     BALANCE     LOANS

Nonaccrual loans:
  Commercial                  $ 984      .28%      $ 841       .26%
  Real estate:
    Construction                134      .04         134       .04
    Mortgage                  1,124      .31         507       .15
 Consumer                        64      .02          57       .02

                              2,306      .65       1,539       .47

Loans contractually past-due 90 days
  Or more and still accruing:
    Commercial                  123      .03        ----      ----
    Real estate:
      Construction             ----     ----        ----      ----
      Mortgage                 ----     ----        ----      ----
    Consumer                     22      .01          22       .01

                                145      .04          22       .01

      Restructured loans         60      .02         132       .04

        Total nonperforming
          loans               2,511      .71%      1,693       .52%

        Other real estate      ----                 ----
        Repossessions           126                   91

        Total nonperforming
          assets            $ 2,637              $ 1,784


    The allowance for loan losses was 211.55% of nonperforming loans at March 31, 2000 compared to 281.45% of nonperforming loans at December 31, 1999. The $617,000 increase to $1,124,000 in nonaccrual mortgage loans is primarily represented by one credit totaling approximately $605,000. The $123,000 increase to $145,000 in loans past-due 90 days or more and still accruing consists of one credit at USB and is well secured. No significant loss is expected from these credits.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 2000 and 1999, which would have been recorded under the original terms those loans, was approximately $122,000 and $24,000 for the three months ended March 31, 2000 and 1999, respectively. Approximately $86,000 and $3,000 was actually recorded as interest income on such loans for the three months ended March 31, 2000 and 1999, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at March 31, 2000 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $5,659,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". The $5,659,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $3,000,000. The average balance of nonaccrual and other "impaired" loans for the first three months of 2000 was approximately $7,965,000. At March 31, 2000 the allowance for loan losses on impaired loans was $878,000 compared to $884,000 at December 31, 1999.

    As of March 31, 2000 and December 31, 1999 approximately $399,000 and $315,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, out Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely that the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

    Investment in debt and equity securities classified as available-for-sale increased $12,748,461 or 14.0% to $103,720,447 at March 31, 2000 compared to $90,971,981 at December 31, 1999. The acquisition of Mid Central accounted for the entire increase. Investments classified as available-for-sale are carried at fair value. At December 31, 1999 the market valuation account for the available-for-sale investments of negative $1,501,068 decreased the amortized cost of those investments to their fair value on that date and the net after tax decrease resulting from the market valuation adjustment of negative $990,769 was reflected as a separate positive component of stockholders' equity. During 2000, the market valuation account was increased $837 to a negative $1,500,231 to reflect the fair value of available-for-sale investments at March 31, 2000 and the net after tax decrease resulting from the change in the market valuation adjustment of $963 decreased the stockholders' equity component to a negative $991,732 at March 31, 2000.

    Investments in debt securities classified as held-to-maturity increased $6,153,198 or 30.4% to $26,418,253 at March 31, 2000
compared to $20,265,055 at December 31, 1999. The acquisition of Mid Central also accounted for this entire increase. Investments classified as held-to-maturity are carried at amortized cost. At March 31, 2000 and December 31, 1999 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $251,000 more and $39,000 less, respectively, more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $4,943,336 or 15.2% to $27,657,872 at March 31, 2000 compared to $32,601,208 at December
31, 1999.   This decrease was primarily the result of the cash
and cash equivalents used to purchase Mid Central.

    Premises and equipment increased $377,594 or 3.1% to $12,738,706 at March 31, 2000 compared to $12,361,112 at December
31, 1999. The increase reflected fixed assets acquired in the Mid Central acquisition of $550,494 plus expenditures for premises and equipment of $110,412, sales and retirements of premises and equipment of $8,547, and depreciation expense of $274,765.

    Total deposits increased $49,861,123 or 13.1% to $430,880,698 at March 31, 2000 compared to $381,019,575 at December 31, 1999.
The acquisition of Mid Central accounted for $49,089,188 or 98.5% of the increase.

    Securities sold under agreements to repurchase decreased
$7,659,043 to $17,235,864 at March 31, 2000 compared to
$24,894,907 at December 31, 1999 due primarily to the loss of a large public fund account at ENB.

    The increase in stockholders' equity reflects net income of $1,344,271 less dividends declared of $451,039 and $963 in unrealized holding losses on investment in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1999.

YEAR 2000 COSTS

    Exchange committed significant resources during 1999 to take the necessary steps to enable both new and existing systems, applications and equipment to effectively process transactions up to and beyond Year 2000. The total cost of the Year 2000 readiness program was approximately $715,000, comprised of capital improvements of $650,000 and direct expense of $65,000. The capital improvements will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months.

    Exchange and its subsidiaries upgraded or replaced all mission critical applications and equipment that were not Year 2000 compliant prior to year-end to ensure that all applications would be able to function in the Year 2000 and beyond. All regulatory testing dates were met during the year. Operational contingency plans were developed and tested to ensure that services could still be provided to our customers in the event of Year 2000 failures or problems. Neither Exchange nor any of its subsidiaries have experienced any Year 2000 failures or disruptions in services to our customers nor is our Company aware of any significant Year 2000 issues incurred by borrowers or significant vendors used by our Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.

    Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At March 31, 2000, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 2 to 3% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 4% at December 31, 1999.

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

   3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999
              (Commission file number 0-23636) and
              incorporated herein by reference).

   4 Specimen certificate representing shares of the Company's $1.00 par value common stock
              (filed as Exhibit 4 to the Company's Annual
              Report on Form 10-K for the fiscal year
              ended December 31, 1999 (Commission
              File number 0-23636) and incorporated
              herein by reference).



  27          Financial Data Schedule


(b)  Reports on Form 8-K.

     On January 3, 2000 a report on form 8-K was filed announcing the consummation of the acquisition of Mid
     Central Bancorp, Inc. and its wholly owned subsidiary, Osage Valley Bank of Warsaw, Missouri.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EXCHANGE NATIONAL BANCSHARES, INC.



        DATE                   By /s/ Donald L. Campbell

                               ___________________________________
                               Donald L. Campbell, Chairman of the
                               Board of Directors, President and
May 12, 2000                      Principal Executive Officer


                               By /s/ Richard G. Rose

                               ___________________________________
                               Richard G. Rose, Treasurer
May 12, 2000

               EXCHANGE NATIONAL BANCSHARES, INC.

                        INDEX TO EXHIBITS

                    March 31, 2000 Form 10-Q


EXHIBIT NO.   DESCRIPTION                             PAGE NO.

   3.1        Articles of Incorporation of the
              Company (filed as Exhibit 3(a)
              to the Company's Registration
              Statement on Form S-4 (Registration
              No. 33-54166) and incorporated
              herein by reference).                     <F**>




   3.2        Bylaws of the Company (filed as Exhibit
              3.2 to the Company's Annual Report on
              Form 10-K for the fiscal year ended
              December 31, 1999 (Commission file
              number 0-23636) and incorporated
              herein by reference).                     <F**>




  4           Specimen certificate representing shares
              of the Company's $1.00 par value common
              stock (filed as Exhibit 4 to the
              Company's Annual Report on Form 10-K
              for the fiscal year ended December 31,
              1999 (Commission file number 0-23636)
              and incorporated herein by reference).    <F**>



  27          Financial Data Schedule                   27






              [FN]
              <F**>  Incorporated by reference.