Form 10-Q
period 2000-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2000-08-14
CIK 893847

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                               or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to
_______________________

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

   __________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes     [ ] No

   As of August 11, 2000, the registrant had 2,863,490 shares of common stock, par value $1.00 per share, outstanding.

                       Page 1 of 33 pages
              Index to Exhibits located on page 32

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                      JUNE 30,       DECEMBER 31,
                                        2000             1999
                                    ____________    ____________
ASSETS
Loans:
  Commercial                        $147,114,524    $114,468,842
  Real estate -- construction         21,968,000      24,891,000
  Real estate -- mortgage            245,925,606     135,676,662
  Consumer                            61,783,103      51,192,135
                                    ____________    ____________
                                     476,791,233     326,228,639
  Less allowance for loan losses       6,612,028       4,764,801
                                    ____________    ____________
      Loans, net                     470,179,205     321,463,838
                                    ____________    ____________
Investment in debt and equity
securities:
  Available-for-sale, at fair value  142,555,661      90,971,986
  Held-to-maturity, at cost, fair
    value of $25,402,000 at
    June 30, 2000 and $20,226,000
    at December 31, 1999              25,453,398      20,265,055
                                    ____________    ____________
      Total investment in debt
        and equity securities        168,009,059     111,237,041
                                    ____________    ____________

Federal funds sold                     8,983,096      10,350,000
Cash and due from banks               22,828,199      22,251,208
Premises and equipment                15,076,615      12,361,112
Accrued interest receivable            6,551,012       4,258,341
Intangible assets                     26,171,649      10,016,141
Other assets                           5,147,913       3,008,564
                                    ____________    ____________
                                    $722,946,748    $494,946,245
                                    ============    ============

Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                           (UNAUDITED)

                                      JUNE 30,      DECEMBER 31,
                                        2000            1999
                                    ____________    ____________

LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                    $ 68,575,687       57,943,197
Time deposits                       495,373,301      323,076,378
                                   ____________     ____________
      Total deposits                563,948,988      381,019,575

Federal funds purchased and
  securities sold under
  agreements to repurchase           27,115,251       24,894,907
Interest-bearing demand notes
  to U.S. Treasury                    1,834,377        2,747,936
Other borrowed money                 53,178,263       26,450,568
Accrued interest payable              3,293,581        2,127,719
Other liabilities                     3,041,136        1,757,982
                                   ____________     ____________
      Total liabilities             652,411,596      438,998,687
                                   ____________     ____________
Stockholders' equity:
  Common Stock - $1 par value;
    15,000,000 shares authorized;
    2,863,490 and 1,219,025 shares
    issued and outstanding at
    June 30, 2000 and
    December 31, 1999,
    respectively                      2,863,490        1,219,025
  Surplus                            20,372,120        9,259,095
  Retained earnings                  48,303,893       46,460,207
  Accumulated other comprehensive
    income (loss)                    (1,004,351)        (990,769)
                                   ____________     ____________
      Total stockholders' equity     70,535,152       55,947,558
                                   ____________     ____________
                                   $722,946,748     $494,946,245
                                   ============     ============

                    See accompanying notes to
          condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (UNAUDITED)


                    THREE MONTHS ENDED        SIX MONTHS ENDED
                         JUNE 30,                 JUNE 30,
                  _______________________  _______________________
                    2000        1999         2000        1999
                  ___________ ___________  ___________ ___________
Interest income   $11,318,998 $ 7,834,002  $20,786,538 $15,486,738

Interest expense    5,926,205   3,929,721   10,665,852   7,799,444
                  ___________ ___________  ___________ ___________
Net interest
  income            5,392,793   3,904,281   10,120,686   7,687,294

Provision for
  loan losses         308,000     180,000      566,000     360,000
                  ___________ ___________  ___________ ___________
Net interest
  income after
  provision for
  loan losses       5,084,793   3,724,281    9,554,686   7,327,294

Noninterest
  income              839,092     730,280    1,674,753   1,453,055

Noninterest
  expense           3,871,466   2,915,987    7,248,310   5,575,687
                  ___________ ___________  ___________ ___________
Income before
  income taxes      2,052,419   1,538,574    3,981,129   3,204,662

Income taxes          638,736     511,250    1,223,175   1,068,250
                  ___________ ___________  ___________ ___________
Net income        $ 1,413,683  $1,027,324   $2,757,954  $2,136,412
                  =========== ===========  =========== ===========

Basic and diluted
  earnings
  per share             $0.56       $0.48        $1.12       $0.99
                        =====       =====        =====       =====
Weighted average
  shares of
  common stock
  outstanding       2,508,177   2,155,446    2,473,114   2,155,446

Dividends per share:
  Declared              $0.19       $0.18        $0.38       $0.35
                        =====       =====        =====       =====

  Paid                  $0.19       $0.18        $0.35       $0.35
                        =====       =====        =====       =====

                    See accompanying notes to
          condensed consolidated financial statements.

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                           SIX MONTHS ENDED
                                                 JUNE 30,

                                          2000           1999

Cash flows from operating activities:
  Net income                          $ 2,757,954      2,136,412
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for loan losses             566,000        360,000
    Depreciation expense                  562,554        434,217
    Net amortization of debt
      securities premiums and
      discounts                           (15,067)       112,397
    Amortization of intangible
      assets                              548,818        373,889
    Increase in accrued interest
      receivable                         (884,047)      (333,601)
    Decrease in other assets              625,912        131,718
    Decrease in accrued interest
      payable                              (6,482)      (207,191)
    Increase (decrease) in other
      liabilities                         474,957         (5,785)
    Net securities losses                  27,710            --
    Other, net                            (67,679)       (87,729)
  Origination of mortgage loans
    for sale                          (11,764,897)   (19,999,071)
  Proceeds from the sale of
    mortgage loans held for sale       11,764,897     19,999,071
                                      ___________    ___________
      Net cash provided by
        operating activities            4,590,630      2,914,327
                                      ___________    ___________
Cash flows from investing activities:
  Net increase in loans               (27,513,070)   (16,039,826)
  Purchases of available-for-sale
    debt securities                   (53,122,501)   (25,968,941)
  Purchases of held-to-maturity
    debt securities                      (466,231)           --
  Proceeds from sales of
    available-for-sale
    debt securities                       978,878            --
  Proceeds from maturities
    of debt securities:
      Available-for-sale               47,674,751     13,602,290
      Held-to-maturity                  3,202,937      2,514,438
  Proceeds from calls of debt
    securities:
      Available-for-sale                      --       6,125,000
   Held-to-maturity                       710,000      4,167,000
  Purchase of acquired companies,
    net of cash and cash
    equivalents acquired              (21,569,789)           --
  Purchases of premises and
    equipment                            (552,026)    (1,136,947)
  Proceed from disposition of
   premises and equipment                  49,647         42,953
  Proceeds from sales of other
    real estate owned and
    repossessions                         382,853        335,304
                                      ___________    ___________
     Net cash used in
       investing activities           (50,224,551)   (16,358,729)
                                      ___________    ___________

Continued on next page

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                           (UNAUDITED)
                                          SIX MONTHS ENDED
                                              JUNE 30,
                                      __________________________
                                            2000           1999
                                      ___________    ___________
Cash flows from financing activities:
  Net decrease in demand deposits     (16,594,574)      (976,435)
  Net increase in interest-bearing
    transaction accounts               10,903,651      3,793,144
  Net increase (decrease) in time
    deposits                           14,757,289     (2,983,052)
  Net increase in securities sold
    under agreements to repurchase         20,996      2,489,875
  Net increase (decrease) in
    interest-bearing demand
    notes to U.S. Treasury               (913,559)     1,831,309
  Proceeds from Federal Home
    Loan Bank borrowings               12,000,000     10,000,000
  Repayment of Federal Home Loan
    Bank borrowings                      (237,488)           --
  Proceeds from other borrowed money   13,000,000            --
  Proceeds from issuance of
    common stock                       12,757,490            --
  Cash dividends paid                    (849,797)      (754,437)
                                      ___________    ___________
      Net cash provided by
        financing activities           44,844,007     13,400,404
                                      ___________    ___________
Net decrease in cash and
  cash equivalents                       (789,713)       (43,998)

Cash and cash equivalents,
  beginning of period                  32,601,208     46,203,744
                                      ___________    ___________
Cash and cash equivalents,
  end of period                       $31,811,295    $46,159,746
                                      ===========    ===========

Supplemental schedule of cash
  flow information-
    Cash paid during period for:
      Interest                        $ 9,751,121     $8,006,635
    Income taxes                          555,135      1,314,438

Supplemental schedule of noncash
  investing activities-
    Other real estate and
      repossessions acquired
      in settlement of loans              735,194        287,735

                    See accompanying notes to
          condensed consolidated financial statements.

       EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

             SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB), Union State Bancshares, Inc. (Union) which owns 100% of Citizens Union State Bank and Trust of Clinton (CUSB) and Mid Central Bancorp, Inc. (Mid Central) which owns 100% of Osage Valley Bank of Warsaw
(OVB). Bancshares acquired ENB on April 7, 1993, Union on November 3, 1997 and Mid Central on January 3, 2000. In addition, Bancshares acquired Calhoun Bancshares, Inc. (Calhoun) and its wholly owned subsidiary, Citizens State Bank of Calhoun on May 4, 2000. Immediately upon acquisition, Calhoun Bancshares, Inc. was dissolved and Citizens State Bank was merged with Union State Bank and Trust with the surviving institution being renamed Citizens Union State Bank and Trust of Clinton
(CUSB).  On June 16, 2000 Bancshares acquired CNS Bancorp, Inc.
(CNS) and its wholly owned subsidiary, City National Savings Bank, FSB. Immediately upon acquisition, CNS Bancorp, Inc. was dissolved and City National Savings Bank, FSB was merged with ENB. All acquisitions were accounted for as purchase transactions. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated financial statements since dates of acquisition. A summary of unaudited pro forma combined financial information for the three months and six months ended June 30, 1999 for Bancshares and acquisitions as if the transactions had occurred on January 1, 1999 follows. These pro forma presentations do not include any anticipated expense reductions that may result from the mergers discussed above.


                         THREE MONTHS ENDED           SIX MONTH ENDED
                              JUNE 30,                    JUNE 30,
                       ________________________   __________________________
                           1999         2000           1999          2000
                       ________________________   __________________________
NET INTEREST INCOME    $ 5,241,111  $ 5,802,716   $ 10,309,580  $ 11,401,879

NET INCOME             $ 1,084,437  $ 1,307,122   $  2,151,265  $  2,508,890

EARNINGS PER SHARE           $0.50        $0.52          $1.00         $1.01


     The accompanying condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1999 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 13.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and December 31, 1999, consolidated statements of earnings for the three and six month periods ended June 30, 1999 and 2000 and changes in stockholders' equity and cash flows for the six months ended June 30, 2000 and 1999.

     Weighted average number of common shares outstanding during the three month and six month periods ended June 30, 1999 and 2000 have been adjusted to reflect a 3 for 2 stock split in October, 1999 and a 2 for 1 stock split on June 5, 2000. Due to the fact Bancshares has no diluted instruments, basic earnings per share and diluted earnings per share are equal.

     For the three-month and six-month periods ended June 30, 2000 and 1999, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999 is summarized as follows:


                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                             _______________________________________________
                                2000        1999        2000        1999
                             __________  __________  _______________________
Net income                   $1,413,683   1,027,324    2,757,954   2,136,412
Other comprehensive
 income (loss):
   Net unrealized holding
     gains (losses) on
     investments in debt
     and equity securities
     available-for-sale,
     net of taxes               (12,619)   (534,653)     (31,869)   (734,327)
   Adjustment for net
     securities losses
     realized in net
     income, net of
     applicable income taxes         --         --         18,287         --

   Total other comprehensive  ___________  __________  ___________ __________
    Income (loss)               (12,619)   (534,653)     (13,582)   (734,327)
                              ___________  __________  ___________ __________
Comprehensive income        $ 1,401,064     492,671    2,744,372   1,402,085
                            ===========   ==========  ===========  ==========

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 138), which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities, and for decisions made by the FASB relating to the Derivative Implementation Group (DIG) process. The Company is currently evaluating the requirements and impact of SFAS 133, as amended.

    Through the respective branch network, ENB, CUSB and OVB provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City and Clinton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results which follow are consistent with the Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry. Osage Valley Bank's data is shown only for the current year as OVB was acquired in January 2000.

                                                JUNE 30, 2000
                                          CITIZENS
                        THE EXCHANGE     UNION STATE        OSAGE
                        NATIONAL BANK        BANK         VALLEY BANK
                        OF JEFFERSON    AND TRUST OF          OF         CORPORATE
                            CITY           CLINTON          WARSAW       AND OTHER         TOTAL
Balance sheet
information:
   Loans, net of
     allowance
     for loan
     losses             $319,642,743     $124,082,612     $26,453,850           ----    $470,179,205
   Debt and equity
     securities           69,069,917       72,334,820      26,604,322           ----     168,009,059
   Total assets          425,278,565      235,525,705      60,500,199      1,642,279     722,946,748
   Deposits              329,035,675      188,711,514      49,360,915     (3,159,116)    563,948,988
   Stockholders'
     equity               45,593,482       35,684,302       8,635,280    (19,377,912)     70,535,152


                                                DECEMBER 31, 1999
                        THE EXCHANGE      CITIZENS UNION
                        NATIONAL BANK     STATE BANK AND
                        OF JEFFERSON         TRUST OF        CORPORATE
                            CITY             CLINTON         AND OTHER        TOTAL
Balance sheet
information:
   Loans, net of
     allowance
     for loan losses    $236,768,520        $84,695,318            ----   $321,463,838
   Debt and equity
     securities           69,269,111         41,967,930            ----    111,237,041
   Total assets          340,806,693        152,659,552       1,480,000    494,946,245
   Deposits              266,586,794        126,081,941     (11,649,160)   381,019,575
   Stockholders'
     equity               34,610,335         20,383,146         954,077     55,947,558

                                               THREE MONTHS ENDED JUNE 30, 2000
                          THE EXCHANGE     CITIZENS UNION       OSAGE
                          NATIONAL BANK    STATE BANK AND    VALLEY BANK
                          OF JEFFERSON        TRUST OF            OF         CORPORATE
                              CITY             CLINTON          WARSAW       AND OTHER        TOTAL
Statement of income
information:
   Total interest
     income                $  6,816,700    $ 3,477,679      $ 1,013,598        11,021     $ 11,318,998
   Total interest
     expense                  3,305,331      1,752,733          503,061       365,080        5,926,205
   Net interest income        3,511,369      1,724,946          510,537      (354,059)       5,392,793
   Provision for loan
     losses                     225,000         80,000            3,000          ----          308,000
   Noninterest income           624,435        168,091           49,566          ----          839,092
   Noninterest expense        2,237,447      1,144,455          334,108       155,456        3,871,466
   Income taxes                 515,000        222,476           71,860      (170,600)         638,736
   Net income (loss)          1,155,357        446,106          151,135      (338,915)       1,413,683

                                               THREE MONTHS ENDED JUNE 30, 1999
                          THE EXCHANGE      CITIZENS UNION
                          NATIONAL BANK      STATE BANK AND
                          OF JEFFERSON         TRUST OF         CORPORATE
                             CITY             CLINTON          AND OTHER         TOTAL
Statement of income
information:
   Total interest
     income                $ 5,493,257       $ 2,340,745             --      $7,834,002
   Total interest
     expense                 2,547,929         1,177,593        204,199       3,929,721
   Net interest
     income                  2,945,328         1,163,152       (204,199)      3,904,281
   Provision for
     loan losses               150,000            30,000             --         180,000
   Noninterest
     income                    597,163           133,117             --         730,280
   Noninterest
     expense                 2,021,656           833,908         60,423       2,915,987
   Income taxes                437,400           163,400        (89,550)        511,250
   Net income (loss)           933,435           268,961       (175,072)      1,027,324

                                               SIX MONTHS ENDED JUNE 30, 2000
                             THE EXCHANGE       CITIZENS UNION       OSAGE
                           NATIONAL BANK OF     STATE BANK AND    VALLEY BANK
                              JEFFERSON            TRUST OF           OF          CORPORATE
                               CITY                CLINTON          WARSAW        AND OTHER         TOTAL
Statement of income
information:
   Total interest
     income                $ 12,797,218         $ 5,970,391     1,999,818           19,111     $ 20,786,538
   Total interest
     expense                  6,113,298           2,967,678     1,002,891          581,985       10,665,852
   Net interest
     income                   6,683,920           3,002,713       996,927         (562,874)      10,120,686
   Provision for
     loan losses                450,000             110,000         6,000             ----          566,000
   Noninterest
     income                   1,258,813             313,829       102,111             ----        1,674,753
   Noninterest
     expense                  4,272,817           2,035,494       659,651          280,348        7,248,310
   Income taxes                 971,000             392,643       141,032         (281,500)       1,223,175
   Net income
     (loss)                   2,248,916             778,405       292,355         (561,722)       2,757,954

                                               SIX MONTHS ENDED JUNE 30, 1999
                                                   CITIZENS UNION
                               THE EXCHANGE           STATE BANK
                              NATIONAL BANK OF        AND TRUST OF          CORPORATE
                              JEFFERSON CITY            CLINTON             AND OTHER           TOTAL
Statement of income
information:
   Total interest
     income                   $10,769,693            $ 4,717,045                 --          $15,486,738
   Total interest               5,006,982              2,386,308            406,154            7,799,444
     expense
   Net interest                 5,762,711              2,330,737          (406,154)            7,687,294
     income
   Provision for                  300,000                 60,000                 --              360,000
     loan losses
   Noninterest                  1,182,566                270,489                 --            1,453,055
     income
   Noninterest                  3,819,439              1,645,458            110,790            5,575,687
     expense
   Income taxes                   902,550                340,650           (174,950)           1,068,250
   Net income (loss)            1,923,288                555,118           (341,994)           2,136,412

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

    Net income for the three months ended June 30, 2000 of $1,414,000 increased $387,000 when compared to the second quarter of 1999. Earnings per common share for the second quarter of 2000 of $0.56 increased 8 cents or 16.7% when compared to the second quarter of 1999. Net income for the six months ended June 30, 2000 of $2,758,000 increased $622,000 when compared to the first six months of 1999.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (DOLLARS EXPRESSED IN THOUSANDS)
                                               THREE MONTHS       SIX MONTHS
                                                   ENDED            ENDED
                                                  JUNE 30,         JUNE 30,
                                              _______________ _______________
                                               2000    1999     2000    1999
                                              _______ _______  ______  ______
    Interest income                          $11,319   7,834   20,786  15,486
    Fully taxable equivalent (FTE)
      adjustment                                 131     136      344     280
                                              _______ _______  ______  ______
    Interest income (FTE basis)               11,450   7,970   21,130  15,766
    Interest expense                           5,926   3,930   10,666   7,799
                                             _______ _______  _______ _______
    Net interest income (FTE basis)            5,524   4,040   10,464   7,967

    Provision for loan losses                    308     180      566     360
                                              _______ ______  _______  ______
    Net interest income after provision
       for loan losses (FTE basis)             5,216   3,860    9,898   7,607
    Noninterest income                           839     730    1,675   1,453
    Noninterest expense                        3,871   2,916    7,248   5,576
                                             _______ _______  _______ _______
    Earnings before income taxes
       (FTE basis)                             2,184   1,674    4,325   3,484
                                             _______ _______  _______ _______
    Income taxes                                 639     511    1,223   1,068
    FTE adjustment                               131     136      344     280
                                             _______ _______  _______ _______
    Income taxes (FTE basis)                     770     647    1,567   1,348
                                             _______ _______  _______ _______
    Net income                               $ 1,414   1,027    2,758   2,136
                                             ======= =======  ======= =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS
   ENDED JUNE 30, 1999

     Net interest income on a fully taxable equivalent basis increased $1,484,000 or 36.7% to $5,524,000 or
3.93% of average earning assets for the second quarter of 2000 compared to $4,040,000 or 3.83% of average earning assets for the same period of 1999. The provision for loan losses for the three months ended
June 30, 2000 was $308,000 compared to $180,000 for the same period of 1999.

   Noninterest income and noninterest expense for the three month periods ended June 30, 2000 and 1999 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                          THREE MONTHS
                                             ENDED
                                            JUNE 30,       INCREASE(DECREASE)
                                        ________________   __________________
                                         2000     1999      AMOUNT      %
                                        _______  _______   ________  ________
NONINTEREST INCOME
   Service charges on deposit accounts $   393      290        103     35.5 %
   Trust department income                  94       93          1      1.1
   Brokerage income                         20       16          4     25.0
   Mortgage loan servicing fees            126      117          9      7.7
   Gain on sales of mortgage loans          88      124        (36)   (29.0)
   Credit card fees                         35       36         (1)    (2.8)
   Other                                    83       54         29     53.7
                                       _______  _______    _______
                                       $   839      730        109     14.9 %
                                       =======  =======    =======
NONINTEREST EXPENSE
   Salaries and employee benefits      $ 1,778    1,475        303     20.5 %
   Occupancy expense, net                  209      173         36     20.8
   Furniture and equipment expense         368      339         29      8.6
   FDIC insurance assessment                33       17         16     94.1
   Advertising and promotion                82       98        (16)   (16.3)
   Postage, printing, and supplies         176      148         28     18.9
   Legal, examination, and
      professional fees                    150       65         85    130.8
   Credit card expenses                     24       25         (1)    (4.0)
   Credit investigation and loan
      collection expenses                   39       69        (30)   (43.5)
   Amortization of intangible assets       315      187        128     68.5
   Other                                   697      320        377    117.8
                                       _______  _______    _______
                                       $ 3,871    2,916        955     32.8 %
                                       =======  =======    =======

    Noninterest income increased $109,000 or 14.9% to $839,000 for the second quarter of 2000 compared to $730,000 for the same period of 1999. Approximately
$50,000 or 45.9% of the increase in noninterest income reflected the inclusion of the results of the acquired companies in the second quarter results of 2000. The remainder of the increase primarily reflected a gain recognized on the purchase of tax credits at ENB.
Gains on sales of mortgage loans decreased $36,000 or 29.0% due to a decrease in volume of loans originated and sold in the secondary market from
      approximately $8,956,000 in the second quarter of
1999 to approximately $7,168,000 for the second quarter of 2000.

    Noninterest expense increased $955,000 or 32.8% to $3,871,000 for the second quarter of 2000 compared to $2,916,000 for the second quarter of 1999.
Approximately $416,000 or 43.6% of the increase in noninterest expense reflected the inclusion of the results of the acquired companies in the second quarter results of 2000. The remaining $539,000 increase represents a 21.3% increase in noninterest expense compared to second quarter of 1999 and primarily reflects increases in salaries and employee benefits, legal and professional fees and other noninterest expense. Excluding increases attributable to the acquisitions, salaries and employee benefits increased
$165,000 or 11.2%, legal and professional fees increased $61,000 or 93.9%, and other noninterest expense increased $320,000 or 100.0%. The increase in salary and benefits reflects normal salary and insurance benefit increases as well as additional hires. The increase in legal and professional fees reflects expenses the Company incurred related to development of a stock incentive plan, shareholders' rights plan and other corporate and shareholder matters. The increase in other noninterest expense is spread across various expense categories including but not limited to travel, training, consulting fees and insurance expense. There were also approximately
$108,000 in one time expenses related to the merger of Citizens Bank and Union State Bank and Trust and the subsequent name change of the combined institutions that included public relations functions, advertising and stationery and supplies expense.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 31.1% for the second quarter of 2000 compared to 33.2% for the second quarter of 1999. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 35.3% for the second quarter of 2000 and 38.7% for the second quarter of 1999.



SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS
   ENDED JUNE 30, 1999

     Net interest income on a fully taxable equivalent basis increased $2,497,000 or 31.3% to $10,464,000 or
3.98% of average earning assets for the first six months of 2000 compared to $7,967,000 or 3.85% of average earning assets for the same period of 1999.
The provision for loan losses for the six months ended
June 30, 2000 was $566,000 compared to $360,000 for the same period of 1999.

  Noninterest income and noninterest expense for the six month periods ended June 30, 2000 and 1999 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                           SIX MONTHS
                                             ENDED
                                            JUNE 30,       INCREASE(DECREASE)
                                        ________________   __________________
                                         2000     1999      AMOUNT      %
                                        _______  _______   ________  ________
NONINTEREST INCOME
   Service charges on deposit accounts $   721      550        171     31.1 %
   Trust department income                 314      181        133     73.5
   Brokerage income                         48       30         18     60.0
   Mortgage loan servicing fees            242      230         12      5.2
   Gain on sales of mortgage loans         158      276       (118)   (42.8)
   Net loss on sales and calls
    of debt securities                     (28)      --        (28)  (100.0)
   Credit card fees                         72       65          7     10.8
   Other                                   148      121         27     22.3
                                       _______  _______    _______
                                       $ 1,675    1,453        222     15.3 %
                                       =======  =======    =======
NONINTEREST EXPENSE
   Salaries and employee benefits      $ 3,531    2,949        582     19.7 %
   Occupancy expense, net                  411      329         82     24.9
   Furniture and equipment expense         717      599        118     19.7
   FDIC insurance assessment                57       34         23     67.7
   Advertising and promotion               140      148         (8)    (5.4)
   Postage, printing, and supplies         317      267         50     18.7
   Legal, examination, and
      professional fees                    281      122        159     130.3
   Credit card expenses                     50       44          6     13.6
   Credit investigation and loan
      collection expenses                   80      106        (26)   (24.5)
   Amortization of intangible assets       549      374        175     46.8
   Other                                 1,115      604        511     84.6
                                       _______  _______    _______
                                       $ 7,248    5,576      1,672     30.0 %
                                       =======  =======    =======

     Noninterest income increased $222,000 or 15.3% to $1,675,000 for the first six months of 2000 compared to $1,453,000 for the same period of 1999. Approximately
$102,000 or 46.0% of the increase in noninterest income reflected the inclusion of the acquired companies' results for the first six months of 2000. The remainder of the increase primarily reflected an increase in trust department income of $133,000 or 73.5%. This increase was the result of instituting new trust fee schedules as well as collection of several large trust distribution fees. The $27,000 or 22.3% increase in other noninterest income reflected a gain recognized by ENB on the purchase of tax credits.
Gains on sales of mortgage loans decreased $118,000 or 42.8% due to a decrease in volume of loans originated and sold in the secondary market from approximately
$19,999,000 during the first six months of 1999 to approximately $11,765,000 during the same period in 2000. The Company also had a loss of approximately
$28,000 on the sale of a security during the first six months of 2000.

    Noninterest expense increased $1,672,000 or 30.0% to $7,248,000 for the first six months of 2000 compared to $5,576,000 for the first six months of 1999.
Approximately $754,000 or 45.1% of the increase in noninterest expense reflected the inclusion of the results of the acquired companies in the first six months of 2000. The remaining $918,000 increase represents a 16.5% increase in noninterest expense compared to the first six months of 1999 and primarily reflects increase in salaries and employee benefits, legal and professional fees and other noninterest expense. Excluding the increase attributable to the acquisitions, salaries and benefits increased $290,000 or 9.8%, occupancy expense increase $59,000 or 17.9%, furniture and equipment expense increased $82,000 or 13.4%, legal and professional fees increased $118,000 or 96.7%, and other noninterest expense increased
$401,000 or 66.4%. The increase in salary and benefits reflects normal salary and insurance benefit increases as well as additional hires. The increase in occupancy, furniture and equipment expense is primarily related to a major renovation project at ENB that was completed in 1999 and to an upgrade of core data processing equipment at USB in December, 1999. As a result depreciation expenses are higher this year compared to last year. The increase in legal and professional fees reflects expenses the Company incurred related to the development of a stock incentive plan, shareholders' rights plan and other corporate and shareholder matters. The increase in other noninterest expense is spread across various expense categories including but not limited to travel, training, consulting fees and insurance expense.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 30.7% for the first six months of 2000 compared to 33.3% for the first six months of 1999. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 36.2% for the first six months of 2000 and 38.7% for the first six months of 1999.

NET INTEREST INCOME

    Fully taxable equivalent net interest income increased $1,484,000 or 36.7% and $2,497,000 or 31.3%
respectively for the three month and six month periods ended June 30, 2000 compared to the corresponding periods in 1999. The increase in net interest income for the three month and six month periods ended June
30, 2000 was the result of a combination of increased earning assets as well as increased net interest margin.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 2000 and 1999.

(DOLLARS EXPRESSED IN THOUSANDS)

                             THREE MONTHS ENDED                THREE MONTHS ENDED
                                JUNE 30, 2000                     JUNE 30, 1999
                      _________________________________   ________________________________
                                 INTEREST      RATE                 INTEREST      RATE
                      AVERAGE    INCOME/       EARNED/    AVERAGE   INCOME/       EARNED/
                      BALANCE    EXPENSE<F1>   PAID<F1>   BALANCE   EXPENSE<F1>   PAID<F1>
                      ________   ___________   ________   ________  ______________________
ASSETS
Loans:<F2>
 Commercial           $133,014     $2,973       8.96%     $103,972     $2,177     8.40%
 Real estate           208,702      4,568       8.78       147,638      2,994     8.13
 Consumer               58,161      1,249       8.61        47,522      1,017     8.58
Investment
 securities:<F3>
  U.S. Treasury and
   U.S. Government
   agencies            108,493      1,798       6.65        73,107      1,041     5.71
  State and municipal   39,294        618       6.31        25,842        458     7.11
  Other                  3,052         50       6.57         1,450         21     5.81
Federal funds sold      10,693        165       6.19        23,580        260     4.42
Interest-bearing
 deposits                2,479         29       4.69           230          2     3.49
                      ________     ______                 ________     ______
  Total interest
   earning assets      563,888     11,450       8.14       423,341      7,970     7.55
All other assets        58,568                              43,176
Allowance for loan
 losses                 (5,825)                             (4,607)
                      ________                            ________
  Total assets        $616,631                            $461,910
                      ========                            ========

Continued on next page

                             THREE MONTHS ENDED                THREE MONTHS ENDED
                                JUNE 30, 2000                     JUNE 30, 1999
                      _________________________________   ________________________________
                                 INTEREST      RATE                 INTEREST      RATE
                      AVERAGE    INCOME/       EARNED/    AVERAGE   INCOME/       EARNED/
                      BALANCE    EXPENSE<F1>   PAID<F1>   BALANCE   EXPENSE<F1>   PAID<F1>
                      ________   ___________   ________   ________  ______________________
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 84,518      $ 594       2.82%     $ 54,440     $  303     2.23%
Savings                 42,753        298       2.80        35,814        263     2.95
Money market            52,717        518       3.94        43,520        408     3.76
Deposits of
 $100,000 and over      31,830        438       5.52        25,576        318     4.99
Other time deposits    211,322      2,983       5.66       160,308      2,041     5.11
                      ________     ______                 ________     ______
   Total time
    deposits           423,140      4,831       4.58       319,658      3,333     4.18

Federal funds purchased
 and securities sold
 under agreements to
 repurchase             21,348        317       5.96        19,672        250     5.10
Interest-bearing demand
 notes to U.S. Treasury  1,418         20       5.66         1,148          9     3.14
Other borrowed money    46,910        758       6.48        20,997        338     6.46
                      ________     ______                 ________     ______
  Total interest-
   bearing
   liabilities         492,816      5,926       4.82       361,475      3,930     4.36
                                   ______                              ______
Demand deposits         62,760                              49,934
Other liabilities        5,326                               3,723
                      ________                            ________
  Total liabilities    560,902                             415,132
Stockholders' equity    55,729                              46,778
                      ________                            ________
  Total liabilities
   and stockholders'
   equity             $616,631                            $461,910
                      ========                            ========
Net interest income                $ 5,524                           $ 4,040
                                   =======                           =======
Net interest
 margin<F4>                                    3.93%                              3.83%
__________                                     ====                               ====

<F1>  Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $131,000 in 2000 and $136,000 in 1999.
<F2>  Non-accruing loans are included in the average amounts outstanding.
<F3>  Average balances based on amortized cost.
<F4>  Net interest income divided by average total interest earning assets.

                              SIX MONTHS ENDED                    SIX MONTHS ENDED
                               JUNE 30, 2000                        JUNE 30, 1999
                      _________________________________   ________________________________
                                 INTEREST      RATE                 INTEREST      RATE
                      AVERAGE    INCOME/       EARNED/    AVERAGE   INCOME/       EARNED/
                      BALANCE    EXPENSE<F1>   PAID<F1>   BALANCE   EXPENSE<F1>   PAID<F1>
                      ________   ___________   ________   ________  ______________________
ASSETS
Loans:<F2>
 Commercial           $124,610     $5,456       8.83%     $100,743     $4,232     8.47%
 Real estate           196,052      8,339       8.58       144,122      5,863     8.20
 Consumer               55,770      2,378       8.60        47,012      2,025     8.69
Investment
 securities:<F3>
  U.S. Treasury and
   U.S. Government
   agencies            100,814      3,255       6.51        71,973      2,076     5.82
  State and municipal   37,155      1,262       6.85        26,400        937     7.16
  Other                  4,136        124       6.05         1,436         44     6.18
Federal funds sold       8,193        243       5.98        25,121        584     4.69
Interest-bearing
 deposits                2,816         73       5.23           230          5     4.38
                      ________     ______                 ________     ______
  Total interest
   earning assets      529,546     21,130       8.05       417,037     15,766     7.62
All other assets        56,037                              42,831
Allowance for loan
 losses                 (5,472)                             (4,549)
                      ________                            ________
  Total assets        $580,111                            $455,319
                      ========                            ========

Continued on next page

                              SIX MONTHS ENDED                    SIX MONTHS ENDED
                               JUNE 30, 2000                        JUNE 30, 1999
                      _________________________________   ________________________________
                                 INTEREST      RATE                 INTEREST      RATE
                      AVERAGE    INCOME/       EARNED/    AVERAGE   INCOME/       EARNED/
                      BALANCE    EXPENSE<F1>   PAID<F1>   BALANCE   EXPENSE<F1>   PAID<F1>
                      ________   ___________   ________   ________  ______________________
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 82,758    $ 1,151      2.80%      $ 54,379      $ 607     2.25%
Savings                 40,795        568      2.81         35,760        518     2.92
Money market            48,851        944      3.90         41,950        784     3.77
Deposits of
 $100,000 and over      30,449        813      5.38         25,931        660     5.13
Other time deposits    196,504      5,337      5.48        160,630      4,139     5.20
                      ________     ______                 ________     ______
  Total time deposits  399,357      8,813      4.45        318,650      6,708     4.25

Federal funds purchased
 and securities sold
 under agreements to
 repurchase             21,238        590      5.60         17,859        453     5.12
Interest-bearing demand
 notes to U.S. Treasury  1,156         35      6.11            800         15     3.78
Other borrowed money    38,624      1,228      6.41         19,084        623     6.58
                      ________     ______                 ________     ______
  Total interest-
   bearing
   liabilities         460,375     10,666      4.67        356,393      7,799     4.41
                                   ______                              ______
Demand deposits         58,737                              48,460
Other liabilities        4,550                               3,800
                      ________                            ________
  Total liabilities    523,662                             408,653
Stockholders' equity    56,449                              46,666
                      ________                            ________
  Total liabilities
   and stockholders'
   equity             $580,111                            $455,319
                      ========                            ========
Net interest income               $ 10,464                           $ 7,967
                                   =======                           =======
Net interest margin/4/                         3.98%                              3.85%
__________                                     ====                               ====

<F1>  Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $344,000 in 2000 and $280,000 in 1999.
<F2>  Non-accruing loans are included in the average amounts outstanding.
<F3>  Average balances based on amortized cost.
<F4>  Net interest income divided by average total interest earning assets.

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


(DOLLARS EXPRESSED IN THOUSANDS)
                                         THREE MONTHS ENDED JUNE
                                         30, 2000 COMPARED TO THREE
                                      _______________________________
                                                     CHANGE DUE TO
                                       TOTAL     ____________________
                                       CHANGE     VOLUME      RATE
                                      ________   ________   _________
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: <F1>
Commercial                            $   796        643        153
  Real estate <F2>                      1,574      1,321        253
  Consumer                                232        228          4
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   757        565        192
  State and municipal <F2>                160        217        (57)
  Other                                    29         26          3
Federal funds sold                        (95)      (175)        80
Interest-bearing deposits                  27         26          1
                                      _______    _______   ________
    Total interest income               3,480      2,851        629

INTEREST EXPENSE:
NOW accounts                              291        197         94
Savings                                    35         49        (14)
Money market                              110         89         21
Deposits of
  $100,000 and over                       120         84         36
Other time deposits                       942        702        240
Federal funds purchased
 and securities sold under
 agreements to repurchase                  67         22         45
Interest-bearing demand
  notes to U.S. Treasury                   11          2          9
Other borrowed money                      420        419          1
                                      _______    _______   ________
    Total interest expense              1,996      1,564        432
                                      _______    _______   ________
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $ 1,484      1,287        197
___________                           =======    =======   ========
[FN]
<F1>  Non-accruing loans are included in the average amounts outstanding.
<F2>  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $131,000 in 2000 and $136,000 in 1999.

(DOLLARS EXPRESSED IN THOUSANDS)
                                           SIX MONTHS ENDED JUNE
                                           30, 2000 COMPARED TO SIX
                                           ENDED JUNE 20, 1999
                                     _______________________________
                                                     CHANGE DUE TO
                                       TOTAL     ____________________
                                       CHANGE     VOLUME      RATE
                                      ________   ________   _________
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: <F1>
Commercial                            $ 1,224      1,037        187
  Real estate <F2>                      2,476      2,198        278
  Consumer                                353        373        (20)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                 1,179        908        271
  State and municipal <F2>                325        367        (42)
  Other                                    80         81         (1)
Federal funds sold                       (341)      (470)       129
Interest-bearing deposits                  68         67          1
                                      _______    _______   ________
    Total interest income               5,364      4,561        803

INTEREST EXPENSE:
NOW accounts                              544        370        174
Savings                                    50         71        (21)
Money market                              160        132         28
Deposits of
  $100,000 and over                       153        120         33
Other time deposits                     1,198        964        234
Federal funds purchased
 and securities sold under
 agreements to repurchase                 137         91         46
Interest-bearing demand
  notes to U.S. Treasury                   20          9         11
Other borrowed money                      605        621        (16)
                                      _______    _______   ________
    Total interest expense              2,867      2,378        489
                                      _______    _______   ________
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $ 2,497      2,188        309
___________                           =======    =======   ========
[FN]
<F1>  Non-accruing loans are included in the average amounts outstanding.
<F2>  Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $344,000 in 2000 and $280,000 in 1999.

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

    The allowance for loan losses was increased by net loan recoveries of $6,635 for the first quarter of 2000 and $131,104 for the second quarter of 2000. That compares to net loan charge-offs of $25,987 for the first quarter of 1999 and $68,208 for the second quarter of 1999. The allowance for loan losses was increased by a provision charged to expense of $258,000 for the first quarter of 2000 and $308,000 for the second quarter of 2000. That compares to $180,000 for both the first quarter and second quarter of 1999.

    The balance of the allowance for loan losses was $6,612,028 at June 30, 2000 compared to $4,764,801 at
December 31, 1999 and $4,678,726 at June 30, 1999.  The
acquisitions added $1,156,457 to the allowance for loan losses at June 30, 2000. The allowance for loan losses as a percent of outstanding loans was 1.39% at June 30, 2000 compared to 1.46% at December 31, 1999 and 1.54% at June 30, 1999.


                  FINANCIAL CONDITION

    Total assets increased $228,000,503 or 46.1% to $722,946,748 at June 30, 2000 compared to $494,946,245 at December 31, 1999.  The acquisitions of Mid Central,
Calhoun and CNS added approximately $230,281,000 to the Company's total assets. Total liabilities increased
$213,412,909 or 48.6% to $652,411,596 with the
acquisitions adding approximately $180,815,000 to total liabilities. Stockholders' equity increased
$14,587,594 or 26.1% to $70,535,152.  $12,757,490 of
the increase in stockholders' equity represents additional common stock issued in the acquisition of CNS.

    Loans, net of unearned income, increased
$150,562,594 or 46.2% to $476,791,233 at June 30, 2000
compared to $326,228,639 at December 31, 1999.
Approximately $123,993,000 of the increase in loans is attributed to the acquisitions. Other than increases attributable to the acquisitions, commercial loans increased $15,895,498 or 13.9%; real estate construction loans decreased $3,369,000 or 13.5%; real estate mortgage loans increased $9,304,090 or 6.9%; and consumer loans increased $4,738,709 or 9.3%.

   Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $2,737,000 or 0.57% of total loans at June 30, 2000 compared to $1,693,000 or 0.52% of total loans at December 31, 1999. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                          JUNE 30, 2000     DECEMBER 31, 1999
                                        _________________   _________________
                                                     % OF                % OF
                                                    GROSS               GROSS
                                        BALANCE     LOANS   BALANCE     LOANS
                                        _______     _____   _______     _____
     Nonaccrual loans:
         Commercial                      $1,102      .23%    $  841      .26%
         Real Estate:
           Construction                     135      .03        134      .04
           Mortgage                       1,219      .25        507      .15
           Consumer                          35      .01         57      .02
                                         ______     ____     ______     ____
                                          2,491      .52      1,539      .47
                                          ______     ____     ______     ____
Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                        108      .02         --       --
          Real Estate:
            Construction                     --       --         --       --
            Mortgage                         64      .01         --       --
            Consumer                         14      .01         22      .01
                                         ______     ____     ______     ____
                                            186      .04         22      .01
                                         ______     ____     ______     ____

           Restructured loans                70      .01        132      .04
                                         ______     ____     ______     ____
              Total nonperforming loans   2,737      .57%     1,693      .52%
                                                    ====                ====
              Other real estate              --                  --
              Repossessions                 144                  91
                                         ______              ______
              Total nonperforming assets $2,881              $1,784
                                         ======              ======

    The allowance for loan losses was 241.58% of nonperforming loans at June 30, 2000 compared to 281.45% of nonperforming loans at December 31, 1999.
The $952,000 increase in nonaccrual loans to $2,491,000 is primarily represented by two credits at ENB. The
Company has allocated $343,000 of the allowance for loan losses which it believes adequately covers any exposure on these credits. The $108,000 increases in commercial loans past due 90 days or more and still accruing consist on one credit at CUSB and is well secured. The $64,000 increase in real estate loans past due 90 days or more and still accruing represents one credit at ENB and is also considered well secured.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 2009 and 1999, which would have been recorded under the original terms those loans, was approximately $237,000 and $78,000 for the six months ended June 30, 2000 and 1999, respectively.
Approximately $159,000 and $27,000 was actually recorded as interest income on such loans for the six months ended June 30, 2000 and 1999, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 2000 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $7,735,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all are making principal and/or interest payments though not necessarily in accordance with the contractual terms of the loan agreements. The
$7,735,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately
$3,000,000. The average balance of nonaccrual and other "impaired" loans for the first six months of 2000 was approximately $11,054,000. At June 30, 2000 the allowance for loan losses on impaired loans was $1,124,000 compared to $884,000 at December 31, 1999.

    As of June 30, 2000 and December 31, 1999 approximately $486,000 and $315,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation.
Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

    Investments in debt and equity securities classified as available-for-sale increased $51,583,675 or 56.7% to $142,555,661 at June 30, 2000 compared to
$90,971,981 at December 31, 1999. The acquisitions added approximately $50,702,000 to investments classified as available-for-sale. Investments classified as available-for-sale are carried at fair value. At December 31, 1999 the market valuation account for the available-for-sale investments of negative $1,501,068 decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of negative $990,769 was reflected as a separate negative component of stockholders' equity. During 2000, the market valuation account decreased $20,417 to a negative $1,521,485 to reflect the fair value of available-for-sale investments at June 30, 2000 and the net after tax decrease resulting from the change in the market valuation adjustment of $13,582 decreased the stockholders' equity component to a negative $1,004,351 at June 30, 2000.

    Investments in debt securities classified as held-to-maturity increased $5,188,343 or 25.6% to $25,453,398 at June 30, 2000 compared to $20,265,055 at
December 31, 1999. The acquisitions accounted for this entire increase. Investments classified as held-to-maturity are carried at amortized cost. At June 30, 2000 and December 31, 1999 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $51,000 and $39,000 less, respectively, than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased
$789,913 or 2.4% to $31,811,295 at June 30, 2000
compared to $32,601,208 at December 31, 1999.

    Premises and equipment increased $2,715,503 or 22.0% to $15,076,615 at June 30, 2000 compared to
$12,361,112 at December 31, 1999. The increase reflected assets acquired in the acquisitions of $2,775,677 plus expenditures for premises and equipment of $552,027, sales and retirements of premises and equipment of $49,647, and depreciation expense of $562,554.

    Total deposits increased $182,929,413 or 48.0% to $563,948,988 at June 30, 2000 compared to $381,019,575 at December 31, 1999. Deposits acquired in the acquisitions represent approximately $174,105,000 of this increase.

    Securities sold under agreements to repurchase increased $2,220,344 to $27,115,251 at June 30, 2000 compared to $24,894,907 at December 31, 1999.
Approximately $2,199,000 of the increase is due to the acquisitions.

    Interest bearing demand notes to U.S. Treasury decreased $913,559 to $1,834,377 at June 30, 2000 compared to $2,747,936 at December 31, 1999. Balances in this account are governed by the U.S. Treasury's funding requirements.

    Other borrowed money increased $26,727,695 to $53,178,263 at June 30, 2000 compared to $26,450,568 at
December 31, 1999. This increase is the result of Federal Home Loan Bank advances taken by ENB to fund increased loan demand and Bancshares borrowing to fund the purchase of CNS Bancorp. In addition, approximately $1,965,000 of Federal Home Loan advances were acquired in the acquisitions.

    The increase in stockholders' equity reflects net income of $2,757,954 less dividends declared of $914,268, and $13,582 in unrealized holding losses on investments in debt and equity securities available-for-sale. In addition, $12,757,490 in common stock was issued in the CNS acquisition.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.

     Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability
Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.
Management realizes certain risks are inherent and that the goal is to identify and minimize those risks.
Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At June 30, 2000, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 2 to 3% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 4% at December 31, 1999.

              PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                               None

Item 2.  Changes in Securities                           None

Item 3.  Defaults Upon Senior Securities                 None


Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on
         May 10, 2000, the shareholders elected three
         Class II Directors, namely, David R. Goller,
         James R. Loyd, and Gus S. Wetzel, II to serve terms expiring at the annual meeting of shareholders in 2003, approved an amendment to the Articles of Incorporation increasing the number of authorized shares of capital stock, approved the Exchange National Bancshares,
         Inc. Stock Option Plan, and ratified the Board of Directors selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000. Class III Directors, namely, Donald L. Campbell, Kevin L. Riley, and David T. Turner, and Class I Directors, namely, Charles G. Dudenhoeffer, Jr., Phillip
         D. Freeman, and James E. Smith, continue to serve terms expiring at the annual meetings of shareholders in 2001 and 2002, respectively.

              The following is a summary of votes cast.
         No broker non-votes were received.

                                                WITHHOLD
                                                AUTHORITY/
                                      FOR        AGAINST         ABSTENTIONS
                                   _________   ____________      ___________
         Election of Directors:

         David R.Goller              1,018,716          1,180            N/A

         James R. Loyd               1,018,394          1,502            N/A

         Gus S. Wetzel, II             998,223         21,673            N/A

         Amendment to Articles of
            Incorporation              968,490         20,245         18,918

         Exchange Bancshares, Inc.
            Incentive Stock Option
            plan                       971,252         16,998         19,403

         Ratification of KPMG LLP as
            independent auditors     1,011,346             --          8,550

         N/A = not applicable

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



     27       Financial Data Schedule


(b)      Reports on Form 8-K.

         On May 4, 2000 a report on Form 8-K was filed announcing the completion of the acquisition of Calhoun Bancshares, Inc. and its wholly owned subsidiary, Citizens State Bank of Calhoun and the merger of Citizens State Bank of Calhoun into Union State Bank and Trust,
         Clinton, Missouri.

         On May 10, 2000 a report on Form 8-K was filed announcing the approval by the Company's shareholders of the increase in total number of authorized shares of the Company's capital stock from 1,500,000 shares to 16,000,000 and increased the number of authorized shares of common stock, $1.00 par value, from 1,500,000 shares to 15,000,000 shares and authorized
         1,000,000 shares of preferred stock, $0.01 par value. It was also reported that the Board of Directors authorized a 2-for-1 stock split of the Company's common stock in the form of a stock dividend. It was also announced that the Directors of the Company declared a dividend distribution of one right for each share of common stock of the Company outstanding at the close of business on June
         5, 2000, pursuant to the terms of a Rights
         Agreement, dated as of May 24, 2000.

         On June 16, 2000 a report on Form 8-K was filed announcing the completion of the acquisition of CNS Bancorp, Inc., and its wholly owned subsidiary, City National Savings
         Bank, FSB, and the merger of City National
         Savings Bank, FSB into Exchange National Bank of Jefferson City, Missouri.

                      SIGNATURES

    Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        DATE                            By /s/ Donald L. Campbell
                                           Donald L. Campbell, Chairman of
                                           the Board of Directors, President
August 13, 2000                            and Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           Richard G. Rose, Treasurer
August 13, 2000

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                             June 30, 2000 Form 10-Q


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

     27      Financial Data Schedule                                   33










             **  Incorporated by reference.