Form 10-Q
period 2000-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2000-11-13
CIK 893847

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2000
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                    to
                               -------------------  -------------------

                         Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

              MISSOURI                                          43-1626350
   ------------------------------                         --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

              132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI 65101
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (573) 761-6100
                         -------------------------------
              (Registrant's telephone number, including area code)


      (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   As of November 10, 2000, the registrant had 2,863,493 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 34 pages
                      Index to Exhibits located on page 33

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               SEPTEMBER 30,    DECEMBER 31,
                                                  2000              1999
                                               ------------     -----------
ASSETS
Loans:
  Commercial                                   $145,881,273   $114,468,842
  Real estate -- construction                    21,001,000     24,891,000
  Real estate -- mortgage                       245,070,260    135,676,662
  Consumer                                       61,254,827     51,192,135
                                               ------------   ------------
                                                473,207,360    326,228,639
  Less allowance for loan losses                  6,747,504      4,764,801
                                               ------------   ------------
      Loans, net                                466,459,856    321,463,838
                                               ------------   ------------
Investment in debt and equity securities:
  Available-for-sale, at fair value             139,145,549     90,971,986
  Held-to-maturity, at cost, fair value
    of $24,570,000 at September 30, 2000 and
    $20,226,000 at December 31, 1999             24,468,651     20,265,055
                                               ------------   ------------
      Total investment in debt
        and equity securities                   163,614,200    111,237,041
                                               ------------   ------------

Federal funds sold                                7,081,262     10,350,000
Cash and due from banks                          24,089,517     22,251,208
Premises and equipment                           15,977,890     12,361,112
Accrued interest receivable                       6,735,327      4,258,341
Intangible assets                                25,491,211     10,016,141
Other assets                                      4,794,820      3,008,564
                                               ------------   ------------
      Total assets                             $714,244,083   $494,946,245
                                               ============   ============



Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                  2000             1999
                                                                               ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                              $  65,255,223    $  57,943,197
Time deposits                                                                  503,505,395      323,076,378
                                                                             -------------    -------------
      Total deposits                                                           568,760,618      381,019,575

Federal funds purchased and
  securities sold under agreements to repurchase                                20,129,428       24,894,907
Interest-bearing demand notes to U.S. Treasury                                   1,026,617        2,747,936
Other borrowed money                                                            43,903,200       26,450,568
Accrued interest payable                                                         3,947,632        2,127,719
Other liabilities                                                                4,151,142        1,757,982
                                                                             -------------    -------------
      Total liabilities                                                        641,918,637      438,998,687
                                                                             -------------    -------------
Stockholders' equity:(1)
  Common Stock - $1 par value; 15,000,000 shares authorized; 2,863,493 and
    2,438,050 shares issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively                                              2,863,493        2,438,050
  Surplus                                                                       20,377,038        8,040,070
  Retained earnings                                                             49,310,956       46,460,207
  Accumulated other comprehensive loss                                            (226,041)        (990,769)
                                                                             -------------    -------------
      Total stockholders' equity                                                72,325,446       55,947,558
                                                                             -------------    -------------
      Total liabilities and
             stockholders' equity                                            $ 714,244,083    $ 494,946,245
                                                                             =============    =============



     See accompanying notes to condensed consolidated financial statements.

(1)/ Adjusted to give retroactive effect for the two for one stock split on June 5, 2000

                EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                               -------------------------  -------------------------
                                   2000         1999          2000          1999
                               -----------   -----------  -----------   -----------
Interest income               $12,963,234   $ 8,242,214   $33,749,772   $23,728,952

Interest expense                7,210,067     4,161,494    17,875,919    11,960,938
                              -----------   -----------   -----------   -----------
Net interest income             5,753,167     4,080,720    15,873,853    11,768,014

Provision for loan losses         273,000       225,000       839,000       585,000
                              -----------   -----------   -----------   -----------
Net interest income after
  provision for loan losses     5,480,167     3,855,720    15,034,853    11,183,014

Noninterest income                910,295       739,670     2,585,049     2,192,725

Noninterest expense             4,111,909     2,978,639    11,360,220     8,554,326
                              -----------   -----------   -----------   -----------
Income before
  income taxes                  2,278,553     1,616,751     6,259,682     4,821,413

Income taxes                      727,426       523,950     1,950,601     1,592,200
                              -----------   -----------   -----------   -----------
Net income                    $ 1,551,127   $ 1,092,801   $ 4,309,081   $ 3,229,213
                              ===========   ===========   ===========   ===========

Basic and diluted
   earnings per share         $      0.54   $      0.51   $      1.65   $      1.50
                              ===========   ===========   ===========   ===========
Weighted average shares of
   common stock outstanding     2,863,493     2,155,446     2,604,190     2,155,446

Dividends per share:
   Declared                   $      0.19   $      0.18   $      0.57   $      0.54
                              ===========   ===========   ===========   ===========

   Paid                       $      0.19   $      0.18   $      0.57   $      0.54
                              ===========   ===========   ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      -----------------------------
                                                          2000             1999
                                                      -------------   -------------
Cash flows from operating activities:
  Net income                                          $  4,309,081    $  3,229,213
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                              839,000         585,000
    Depreciation expense                                   892,111         692,072
    Net amortization (accretion)of
     debt securities premiums and discounts               (275,902)         39,253
    Amortization of intangible assets                      935,642         560,830
    Increase in accrued interest receivable             (1,068,362)       (406,590)
    Decrease (increase) in other assets                    353,437        (444,070)
    Increase (decrease) in accrued interest payable        647,569         (68,365)
    Increase in other liabilities                        1,584,962          45,000
    Net securities losses                                   27,710               -
    Other, net                                            (118,387)       (153,246)
  Origination of mortgage loans for sale               (19,148,997)    (25,409,068)
  Proceeds from the sale of mortgage loans
   held for sale                                        19,148,997      25,409,068
                                                      ------------    ------------
     Net cash provided by operating activities           8,126,861       4,079,097
                                                      ------------    ------------
Cash flows from investing activities:
  Net increase in loans                                (24,265,861)    (26,838,608)
  Purchases of available-for-sale debt securities      (75,026,185)    (64,702,710)
  Purchases of held-to-maturity debt securities           (466,231)              -
  Proceeds from sales of available-for-sale
   debt securities                                         978,878               -
  Proceeds from maturities of debt securities:
   Available-for-sale                                   74,349,802      37,925,329
   Held-to-maturity                                      4,279,884       3,073,599
  Proceeds from calls of debt securities:
   Available-for-sale                                            -       6,125,000
   Held-to-maturity                                        710,000       4,167,000
  Purchase of acquired companies, net of
   cash and cash equivalents acquired                  (21,648,767)              -
  Purchases of premises and equipment                   (1,239,894)     (1,238,956)
  Proceeds from disposition of
   premises and equipment                                   50,156          65,826
  Proceeds from sales of other real estate
   owned and repossessions                                 592,245         502,034
                                                      ------------    ------------
     Net cash used in investing activities             (41,685,973)    (40,921,486)
                                                      ------------    ------------


Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                    2000           1999
                                                                                -------------  -------------
Cash flows from financing activities:
  Net decrease in demand deposits                                               (19,915,038)       (773,931)
  Net increase in interest-bearing
   transaction accounts                                                           2,579,653      11,156,520
  Net increase (decrease) in time deposits                                       31,213,380      (4,437,332)
  Net increase (decrease) in securities sold
   under agreements to repurchase                                                (6,964,827)     13,293,687
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                                                 (1,721,319)      1,563,727
  Proceeds from Federal Home Loan Bank borrowings                                12,000,000       9,750,000
  Repayment of Federal Home Loan Bank borrowings                                 (7,512,551)             --
  Proceeds from other borrowed money                                             13,000,000              --
  Repayment of other borrowed money                                              (2,000,000)       (250,000)
  Proceeds from issuance of common stock                                         12,762,411              --
  Cash dividends paid                                                            (1,313,026)     (1,149,618)
                                                                               ------------    ------------
     Net cash provided by financing activities                                   32,128,683      29,153,053
                                                                               ------------    ------------
Net decrease in cash and cash equivalents                                        (1,430,428)     (7,689,336)

Cash and cash equivalents, beginning of period                                   32,601,208      46,203,744
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $ 31,170,779    $ 38,514,408
                                                                               ============    ============

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                                                    $ 16,307,136    $ 12,029,303
   Income taxes                                                                     555,135       1,906,438

Supplemental schedule of noncash investing activities-
  Other real estate and repossessions
   acquired in settlement of loans                                                  659,239         413,615


     See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  Nine Months Ended September 30, 2000 and 1999

       Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB), Union State Bancshares, Inc. (Union), which owns 100% of Citizens Union State Bank and Trust of Clinton (CUSB), and Mid Central Bancorp, Inc. (Mid Central), which owns 100% of Osage Valley Bank of Warsaw (OVB). Bancshares acquired ENB on April 7, 1993, Union on November 3, 1997 and Mid Central on January 3, 2000. In addition, Bancshares acquired Calhoun Bancshares, Inc. (Calhoun) and its wholly owned subsidiary, Citizens State Bank of Calhoun on May 4, 2000. Immediately upon acquisition, Calhoun Bancshares, Inc. was dissolved and Citizens State Bank was merged with Union State Bank and Trust with the surviving institution being renamed Citizens Union State Bank and Trust of Clinton (CUSB). On June 16, 2000 Bancshares acquired CNS Bancorp, Inc. (CNS) and its wholly owned subsidiary, City National Savings Bank, FSB. Immediately upon acquisition, CNS Bancorp, Inc. was dissolved and City National Savings Bank, FSB was merged with ENB. All acquisitions were accounted for as purchase transactions. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated financial statements since dates of acquisition. A summary of unaudited pro forma combined financial information for the three months and nine months ended September 30, 1999 and 2000 for Bancshares and acquisitions as if the transactions had occurred on January 1, 1999 follows. These pro forma presentations do not include any anticipated expense reductions that may result from the mergers discussed above.


                          THREE MONTHS ENDED             NINE MONTHS ENDED
                             SEPTEMBER 30,                 SEPTEMBER 30,
                       ------------------------     --------------------------
                           1999         2000           1999          2000
                       ------------------------     --------------------------
NET INTEREST INCOME   $ 5,321,284   $ 5,753,167     $15,690,747   $17,155,040

NET INCOME            $   986,982   $ 1,551,127     $ 3,140,162   $ 4,060,017

EARNINGS PER SHARE    $      0.46   $      0.54     $      1.46   $      1.56


       The accompanying condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform with the 2000 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

       It is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 1999 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 1999 as
Exhibit 13.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and December 31, 1999, consolidated statements of earnings for the three and nine month periods ended September 30, 1999 and 2000 and cash flows for the nine months ended September 30, 2000 and 1999.

       Weighted average number of common shares outstanding during the three month and nine month periods ended September 30, 1999 and 2000 have been adjusted to reflect a 3 for 2 stock split in October, 1999 and a 2 for 1 stock split on June 5, 2000. Due to the fact Bancshares has no diluted instruments, basic earnings per share and diluted earnings per share are equal.

       For the three-month and nine-month periods ended September 30, 2000 and 1999, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999 is summarized as follows:


                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                 --------------------------------------------------
                                    2000          1999          2000        1999

                                 ----------    ----------    ----------------------
Net income                       $1,551,127    1,092,801     4,309,081    3,229,213
  Other comprehensive
   income (loss):
     Net unrealized holding
       gains (losses) on
       investments in debt
       and equity securities
       available-for-sale,
       net of taxes                 778,310     (203,526)      746,441     (937,853)
     Adjustment for net
       securities losses
       realized in net
       income, net of
       applicable income taxes            -            -        18,287            -

     Total other comprehensive
                                 ----------   ----------    ----------   ----------
       income (loss)                778,310     (203,526)      764,728     (937,853)

                                 ----------   ----------    ----------   ----------
Comprehensive income             $2,329,437      889,275     5,073,809    2,291,360
                                 ==========   ==========    ==========   ==========


      In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after September 15, 1999 to fiscal years beginning after September 15, 2000. Earlier application of SFAS 133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS
138), which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities, and for decisions made by the FASB relating to the Derivative Implementation Group (DIG) process. The Company has evaluated the requirements of SFAS 133, as amended, and has determined that this statement will not have an effect on the financial condition or results of operation of the Company. The DIG is currently evaluating implementation issues relating to this standard and continues to issue interpretative guidance. The Company is monitoring the developments of the DIG and will evaluate such guidance as it is developed and released to determine the effect, if any, on the Company's financial statements.

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


                                            SEPTEMBER 30, 2000
                              THE EXCHANGE    CITIZENS UNION         OSAGE
                              NATIONAL BANK     STATE BANK          VALLEY
                              OF JEFFERSON     AND TRUST OF         BANK OF         CORPORATE
                                  CITY            CLINTON           WARSAW          AND OTHER           TOTAL
-------------------------------------------------------------------------------------------------------------
Balance sheet information:
   Loans, net of allowance
      for loan losses         $314,933,214      $123,479,979      $28,046,663                 -     $466,459,856
   Debt and equity securities   64,637,084        71,950,476       27,026,640                 -      163,614,200
   Total assets                415,658,007       232,889,932       64,433,071         1,263,073      714,244,083
   Deposits                    331,328,543       187,624,801       53,782,127       (3,974,853)      568,760,618
   Stockholders' equity         46,413,761        34,636,213        8,928,988      (17,653,516)       72,325,446
                              ============      ============      ===========      ============     ============

                                                DECEMBER 31, 1999
                              THE EXCHANGE    CITIZENS UNION
                              NATIONAL BANK     STATE BANK
                              OF JEFFERSON     AND TRUST OF   CORPORATE
                                  CITY            CLINTON     AND OTHER          TOTAL
-------------------------------------------------------------------------------------------
Balance sheet information:
   Loans, net of allowance
    for loan losses          $236,768,520   $ 84,695,318              -    $321,463,838
Debt and equity securities     69,269,111     41,967,930              -     111,237,041
Total assets                  340,806,693    152,659,552      1,480,000     494,946,245
Deposits                      266,586,794    126,081,941    (11,649,160)    381,019,575
Stockholders' equity           34,610,335     20,383,146        954,077      55,947,558
                             ============   ============   ============    ============

                                  THREE MONTHS ENDED SEPTEMBER 30, 2000
                              THE EXCHANGE    CITIZENS UNION         OSAGE
                              NATIONAL BANK     STATE BANK          VALLEY
                              OF JEFFERSON     AND TRUST OF         BANK OF         CORPORATE
                                  CITY            CLINTON           WARSAW          AND OTHER           TOTAL
-------------------------------------------------------------------------------------------------------------
Statement of earnings
information:
   Total interest income        $7,910,417        $3,976,547       $1,069,495             6,775      $12,963,234
   Total interest expense        4,119,041         2,096,362          564,873           429,791        7,210,067
                                ----------        ----------       ----------        ----------      -----------
   Net interest income           3,791,376         1,880,185          504,622         (423,016)        5,753,167
   Provision for loan losses       225,000            45,000            3,000              ----          273,000
   Noninterest income              681,828           176,817           51,650              ----          910,295
   Noninterest expense           2,457,661         1,199,238          338,312           116,698        4,111,909
   Income taxes                    556,900           281,288           70,238         (181,000)          727,426
                                ----------        ----------       ----------        ----------      -----------
   Net income (loss)             1,233,643           531,476          144,722         (358,714)        1,551,127
                                ==========        ==========       ==========        ==========      ===========

                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                              THE EXCHANGE    CITIZENS UNION
                              NATIONAL BANK     STATE BANK
                              OF JEFFERSON     AND TRUST OF        CORPORATE
                                  CITY            CLINTON          AND OTHER          TOTAL
-------------------------------------------------------------------------------------------
Statement of earnings
information:
 Total interest income         $5,827,100       $2,415,114                 -     $8,242,214
 Total interest expense         2,768,416        1,188,025           205,053     4,161,494
                               ----------       ----------        ----------     ----------
 Net interest income            3,058,684        1,227,089          (205,053)     4,080,720
 Provision for loan losses        195,000           30,000                 -        225,000
 Noninterest income               601,873          137,797                 -        739,670
 Noninterest expense            2,018,562          866,990            93,087      2,978,639
 Income taxes                     442,150          182,750          (100,950)       523,950
                               ----------       ----------        ----------     ----------
Net income (loss)               1,004,845          285,146          (197,190)     1,092,801
                               ==========       ==========        ==========     ==========


                                            NINE MONTHS ENDED SEPTEMBER 30, 2000
                              THE EXCHANGE    CITIZENS UNION         OSAGE
                              NATIONAL BANK     STATE BANK          VALLEY
                              OF JEFFERSON     AND TRUST OF         BANK OF         CORPORATE
                                  CITY            CLINTON           WARSAW          AND OTHER         TOTAL
-----------------------------------------------------------------------------------------------------------
Statement of earnings
information:
  Total interest income        $20,707,635      $ 9,946,938      $ 3,069,313      $    25,886       $33,749,772
  Total interest expense        10,232,339        5,064,040        1,567,765        1,011,775        17,875,919
                               -----------      -----------      -----------      -----------       -----------
  Net interest income           10,475,296        4,882,898        1,501,548         (985,889)       15,873,853
  Provision for loan losses        675,000          155,000            9,000                -           839,000
  Noninterest income             1,940,642          490,646          153,761                -         2,585,049
  Noninterest expense            6,730,478        3,234,732          997,963          397,047        11,360,220
  Income taxes                   1,527,900          673,931          211,270         (462,500)        1,950,601
                               -----------      -----------      -----------      -----------       -----------
  Net income (loss)              3,482,560        1,309,881          437,076         (920,436)        4,309,081
                               ===========      ===========      ===========      ===========       ===========


                                   NINE MONTHS ENDED SEPTEMBER 30, 1999
                               THE EXCHANGE   CITIZENS UNION
                               NATIONAL BANK    STATE BANK
                               OF JEFFERSON    AND TRUST OF        CORPORATE
                                   CITY           CLINTON          AND OTHER          TOTAL
-------------------------------------------------------------------------------------------
Statement of earnings
information:
 Total interest income          $16,596,793    $ 7,132,159                 -      $23,728,952
 Total interest expense           7,775,399      3,574,333           611,206       11,960,938
                                -----------    -----------       -----------      -----------
 Net interest income              8,821,394      3,557,826          (611,206)      11,768,014
 Provision for loan losses          495,000         90,000                 -          585,000
 Noninterest income               1,784,439        408,286                 -        2,192,725
 Noninterest expense              5,838,000      2,512,448           203,878        8,554,326
 Income taxes                     1,344,700        523,400          (275,900)       1,592,200
                                -----------    -----------       -----------      -----------
Net income (loss)                 2,928,133        840,264          (539,184)       3,229,213
                                ===========    ===========       ===========      ===========


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

    Net income for the three months ended September 30, 2000 of $1,551,000 increased $458,000 when compared to the third quarter of 1999. Earnings per common share for the third quarter of 2000 of $0.54 increased 3 cents or 5.9% when compared to the third quarter of 1999. Net income for the nine months ended September 30, 2000 of $4,309,000 increased $1,080,000 when compared to the first nine months of 1999.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS         NINE MONTHS
                                                 ENDED                ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                            -----------------   -----------------
                                               2000    1999      2000       1999
                                            --------- -------   -------   -------
Interest income                             $12,963     8,242    33,750    23,729
Fully taxable equivalent (FTE) adjustment       268       149       614       430
                                            -------   -------   -------   -------
Interest income (FTE basis)                  13,231     8,391    34,364    24,159
Interest expense                              7,210     4,161    17,876    11,961
                                            -------   -------   -------   -------
Net interest income (FTE basis)               6,021     4,230    16,488    12,198

Provision for loan losses                       273       225       839       585
                                            -------   -------   -------   -------
Net interest income after provision
   for loan losses (FTE basis)                5,748     4,005    15,649    11,613
Noninterest income                              910       740     2,585     2,192
Noninterest expense                           4,112     2,979    11,360     8,554
                                            -------   -------   -------   -------
Earnings before income taxes
   (FTE basis)                                2,546     1,766     6,874     5,251
                                            -------   -------   -------   -------
Income taxes                                    727       524     1,951     1,592
FTE adjustment                                  268       149       614       430
                                            -------   -------   -------   -------
Income taxes (FTE basis)                        995       673     2,565     2,022
                                            -------   -------   -------   -------
Net income                                  $ 1,551     1,093     4,309     3,229
                                            =======   =======   =======   =======


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS
   ENDED SEPTEMBER 30, 1999

     Net interest income on a fully taxable equivalent basis increased $1,791,000 or 42.3% to $6,021,000 or 3.70% of average earning assets for the third quarter of 2000 compared to $4,230,000 or 3.74% of average earning assets for the same period of 1999. The provision for loan losses for the three months ended September 30, 2000 was $273,000 compared to $225,000 for the same period of 1999.

   Noninterest income and noninterest expense for the three month periods ended September 30, 2000 and 1999 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)




                                            THREE MONTHS
                                                ENDED
                                            SEPTEMBER 30,         INCREASE(DECREASE)
                                        --------------------   ------------------------
                                          2000       1999        AMOUNT          %
                                       ---------   ---------   ----------    ----------
NONINTEREST INCOME
   Service charges on deposit accounts $   426          306         120         39.2 %
   Trust department income                 104          108          (4)        (3.7)
   Brokerage income                         20           10          10        100.0
   Mortgage loan servicing fees            136          114          22         19.3
   Gain on sales of mortgage loans         130          116          14         12.1
   Credit card fees                         36           34           2          5.9
   Other                                    58           52           6         11.5
                                       -------      -------     -------
                                       $   910          740         170         23.0 %
                                       =======      =======     =======
NONINTEREST EXPENSE
   Salaries and employee benefits      $ 1,960        1,465         495         33.8 %
   Occupancy expense, net                  268          207          61         29.5
   Furniture and equipment expense         405          300         105         35.0
   FDIC insurance assessment                36           17          19        111.8
   Advertising and promotion               107          114          (7)        (6.1)
   Postage, printing, and supplies         195          137          58         42.3
   Legal, examination, and
      professional fees                    149          115          34         29.6
   Credit card expenses                     26           25           1          4.0
   Credit investigation and loan
      collection expenses                   77           45          32         71.1
   Amortization of intangible assets       387          186         201        108.1
   Other                                   502          367         135         36.8
                                       -------      -------     -------
                                       $ 4,112        2,978       1,134         38.1 %
                                       =======      =======     =======

    Noninterest income increased $170,000 or 23.0% to $910,000 for the third quarter of 2000 compared to $740,000 for the same period of 1999. Approximately $52,000 or 30.6% of the increase in noninterest income reflected the inclusion of the results of the acquired companies in the third quarter results of 2000. Mortgage loan servicing fees increase $22,000 or 19.3% due to a larger portfolio of serviced loans in 2000. The Company was servicing approximately $151,748,000 of mortgage loans in September 2000 compared to $116,000,000 in September 1999. Gains on sales of mortgage loans increased $14,000 or 12.1% due to an increase in volume of loans originated and sold in the secondary market from approximately $5,410,000 in the third quarter of 1999 to approximately $7,384,000 for the third quarter of 2000.

    Noninterest expense increased $1,134,000 or 38.1% to $4,112,000 for the third quarter of 2000 compared to $2,978,000 for the third quarter of 1999. Approximately $749,000 or 66.1% of the increase in noninterest expense reflected the inclusion of the results of the acquired companies in the third quarter results of 2000. The remaining $385,000 increase represents a 12.9% increase in noninterest expense compared to third quarter of 1999 and primarily reflects increases in salaries and employee benefits, furniture and equipment expense, and other noninterest expense. Excluding increases attributable to the acquisitions, salaries and employee benefits increased $204,000 or 13.9%, furniture and equipment expense increased $61,000 or 20.3%, and other noninterest expense increased $55,000 or 15.0%. The increase in salary and benefits reflects normal salary and insurance benefit increases as well as additional hires. The increase in furniture and equipment expense reflects higher depreciation expense due to current year purchases of furniture and equipment. The increase in other noninterest expense is spread across various expense categories including but not limited to travel, training, consulting fees, and insurance expense.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 31.9% for the third quarter of 2000 compared to 32.4% for the third quarter of 1999. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 39.1% for the third quarter of 2000 and 38.1% for the third quarter of 1999.



NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS
   ENDED SEPTEMBER 30, 1999

     Net interest income on a fully taxable equivalent basis increased $4,290,000 or 35.2% to $16,488,000 or 3.88% of average earning assets for the first nine months of 2000 compared to $12,198,000 or 3.84% of average earning assets for the same period of 1999. The provision for loan losses for the nine months ended September 30, 2000 was $839,000 compared to $585,000 for the same period of 1999.

  Noninterest income and noninterest expense for the nine month periods ended September 30, 2000 and 1999 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                    NINE MONTHS
                                                      ENDED
                                                   SEPTEMBER 30,    INCREASE(DECREASE)
                                                 ----------------   ------------------
                                                  2000     1999      AMOUNT      %
                                                 -------  -------   --------  --------
NONINTEREST INCOME
   Service charges on deposit accounts          $ 1,147      856        291     34.0 %
   Trust department income                          418      289        129     44.6
   Brokerage income                                  68       40         28     70.0
   Mortgage loan servicing fees                     378      344         34      9.9
   Gain on sales of mortgage loans                  288      391       (103)   (26.3)
   Net loss on sales of debt securities             (28)      --        (28)  (100.0)
   Credit card fees                                 108      100          8      8.0
   Other                                            206      173         33     19.1
                                                -------  -------    -------
                                                $ 2,585    2,193        392     17.9 %
                                                =======  =======    =======
NONINTEREST EXPENSE
   Salaries and employee benefits               $ 5,490    4,414      1,076     24.4 %
   Occupancy expense, net                           679      536        143     26.7
   Furniture and equipment expense                1,121      899        222     24.7
   FDIC insurance assessment                         93       51         42     82.4
   Advertising and promotion                        247      262        (15)    (5.7)
   Postage, printing, and supplies                  513      404        109     27.0
   Legal, examination, and
      professional fees                             430      237        193     81.4
   Credit card expenses                              75       69          6      8.7
   Credit investigation and loan
      collection expenses                           157      151          6      4.0
   Amortization of intangible assets                936      560        376     67.1
   Other                                          1,619      971        648     66.7
                                                -------  -------    -------
                                                $11,360    8,554      2,806     32.8 %
                                                =======  =======    =======



     Noninterest income increased $392,000 or 17.9% to $2,585,000 for the first nine months of 2000 compared to $2,193,000 for the same period of 1999. Approximately $102,000 or 46.0% of the increase in noninterest income reflected the inclusion of the acquired companies' results since the dates of acquisitions. The remainder of the increase primarily reflected an increase in trust department income of $129,000 or 44.6%. This increase was the result of instituting new trust fee schedules as well as collection of several large trust distribution fees. The $33,000 or 19.1% increase in other noninterest income reflected a gain recognized by ENB on the purchase of tax credits. Gains on sales of mortgage loans decreased $103,000 or 26.3% due to a decrease in volume of loans originated and sold in the secondary market from approximately $25,409,000 during the first nine months of 1999 to approximately $19,149,000 during the same period in 2000. The Company also had a loss of approximately $28,000 on the sale of a security during the first nine months of 2000.

     Noninterest expense increased $2,806,000 or 32.8% to $11,360,000 for the first nine months of 2000 compared to $8,554,000 for the first nine months of 1999. Approximately $1,638,000 or 58.4% of the increase in noninterest expense reflected the inclusion of the results of the acquired companies since the dates of acquisitions. The remaining $1,168,000 increase represents a 13.7% increase in noninterest expense compared to the first nine months of 1999 and primarily reflects increase in salaries and employee benefits, legal and professional fees and other noninterest expense. Excluding the increase attributable to the acquisitions, salaries and benefits increased $466,000 or 10.6%, occupancy expense increase $67,000 or 12.5%, furniture and equipment expense increased $142,000 or 15.8%, legal and professional fees increased $129,000 or 54.4%, and other noninterest expense increased $340,000 or 35.0%. The increase in salary and benefits reflects normal salary and insurance benefit increases as well as additional hires. The increase in occupancy, furniture and equipment expense is primarily related to a major renovation project at ENB that was completed in 1999 and to an upgrade of core data processing equipment at USB in December, 1999. As a result depreciation expenses are higher this year compared to last year. The increase in legal and professional fees reflects expenses the Company incurred related to the development of a stock incentive plan, shareholders' rights plan and other corporate and shareholder matters. The increase in other noninterest expense is spread across various expense categories including but not limited to travel, training, consulting fees, and insurance expense.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 31.2% for the first nine months of 2000 compared to 33.0% for the first nine months of 1999. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 37.3% for the first nine months of 2000 and 38.5% for the first nine months of 1999.

NET INTEREST INCOME

     Fully taxable equivalent net interest income increased $1,791,000 or 42.3% and $4,290,000 or 35.2% respectively for the three month and nine month periods ended September 30, 2000 compared to the corresponding periods in 1999. The increase in net interest income for the three month period ended September 30, 2000 was the result of increased earning assets. The increase in net interest income for the nine month period ended September 30, 2000 was the result of a combination of increased earning assets as well as increased net interest margin.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2000 and 1999.

(DOLLARS EXPRESSED IN THOUSANDS)



                         THREE MONTHS ENDED            THREE MONTHS ENDED
                         SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                      --------------------------- ---------------------------
                                INTEREST   RATE              INTEREST   RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/  EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1 PAID/1/
                      -------- ---------- -------  -------- -----------------
ASSETS
Loans:/2/
 Commercial           $145,641     $3,335   9.08%  $107,226     $2,234   8.27%
 Real estate           266,995      5,558   8.26    158,737      3,193   7.98
 Consumer               61,191      1,366   8.86     49,283      1,045   8.41
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies            119,512      1,996   6.63     82,063      1,114   5.39
  State and municipal   41,216        779   7.50     28,423        494   6.90
  Other                  3,672         64   6.91      3,627         48   5.25
Federal funds sold       5,541         92   6.59     19,076        261   5.43
Interest-bearing
 deposits                1,969         41   8.26        177          2   4.48
                      --------     ------          --------     ------
  Total interest
   earning assets      645,737     13,231   8.13    448,612      8,391   7.42

All other assets        71,572                       46,077
Allowance for loan
 losses                 (6,646)                      (4,829)
                      --------                     --------
  Total assets        $710,663                     $489,860
                      ========                     ========

Continued on next page


                             THREE MONTHS ENDED             THREE MONTHS ENDED
                             SEPTEMBER 30, 2000             SEPTEMBER 30, 1999
                          --------------------------- -----------------------------
                                     INTEREST   RATE              INTEREST     RATE
                          AVERAGE    INCOME/   EARNED/  AVERAGE   INCOME/    EARNED/
                          BALANCE   EXPENSE(1) PAID(1)  BALANCE  EXPENSE(1)  PAID(1)
                          --------  ---------- -------  -------- -------------------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts              $ 84,329      $ 629   2.96%  $ 62,320     $  382     2.43%
Savings                     47,167        334   2.81     37,168        271     2.89
Money market                58,547        600   4.07     43,956        414     3.74
Deposits of
 $100,000 and over          47,797        742   6.16     24,839        313     5.00
Other time deposits        264,995      3,795   5.68    158,472      2,011     5.03
                          --------     ------          --------     ------
  Total time deposits      502,835      6,100   4.81    326,755      3,391     4.12

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                 21,904        327   5.92     26,244        331     5.00
Interest-bearing demand
 notes to U.S. Treasury        735         14   7.56      1,068         14     5.20
Other borrowed money        45,964        769   6.64     29,516        425     5.71
                          --------     ------          --------     ------
  Total interest-
   bearing
   liabilities             571,438      7,210   5.01    383,583      4,161     4.30
                                       ------                       ------
Demand deposits             61,958                       54,664
Other liabilities            6,095                        3,645
                          --------                     --------
  Total liabilities        639,491                      441,892
Stockholders' equity        71,172                       47,968
                          --------                     --------
  Total liabilities
   and stockholders'
   equity                 $710,663                     $489,860
                          ========                     ========
Net interest income                    $ 6,021                      $ 4,230
                                       =======                      =======
Net interest margin(4)                          3.70%                          3.74%
                                                ====                           ====

---------
(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $268,000 in 2000 and $149,000 in 1999.
(2) Non-accruing loans are included in the average amounts outstanding.
(3) Average balances based on amortized cost.
(4) Net interest income divided by average total interest earning assets.



                           NINE MONTHS ENDED              NINE MONTHS ENDED
                          SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                      --------------------------- -----------------------------
                                INTEREST   RATE              INTEREST     RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/    EARNED/
                      BALANCE  EXPENSE(1) PAID(1)  BALANCE  EXPENSE(1)  PAID(1)
                      -------- ---------- -------  -------- ----------  -------
ASSETS
Loans:(2)
 Commercial           $131,672     $8,791   8.93%  $102,397     $6,467     8.44%
 Real estate           219,869     13,897   8.45    147,851      9,057     8.19
 Consumer               57,593      3,744   8.69     47,591      3,070     8.62
Investment
 securities:(3)
  U.S. Treasury and
   U.S. Government
   agencies            107,092      5,250   6.55     74,547      3,190     6.72
  State and municipal   38,518      2,043   7.09     26,916      1,431     7.11
  Other                  3,980        189   6.35      1,995         92     6.17
Federal funds sold       7,303        336   6.15     23,579        845     4.79
Interest-bearing
 deposits                2,532        114   6.02        216          7     4.33
                      --------     ------          --------     ------
  Total interest
   earning assets      568,559     34,364   8.08    425,092     24,159     7.60
All other assets        61,254                       43,660
Allowance for loan
 losses                 (5,867)                      (4,620)
                      --------                     --------
  Total assets        $623,946                     $464,132
                      ========                     ========

Continued on next page


                           NINE MONTHS ENDED              NINE MONTHS ENDED
                          SEPTEMBER 30, 2000            SEPTEMBER 30, 1999
                      --------------------------- -----------------------------
                                INTEREST   RATE              INTEREST     RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/    EARNED/
                      BALANCE  EXPENSE(1) PAID(1)  BALANCE  EXPENSE(1)  PAID(1)
                      -------- ---------- -------  -------- ----------  -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts          $ 83,286    $ 1,779   2.86%  $ 56,405    $   989     2.34%
Savings                 42,935        901   2.81     36,119        789     2.92
Money market            52,106      1,544   3.96     42,462      1,198     3.77
Deposits of
 $100,000 and over      36,274      1,556   5.74     25,652        972     5.07
Other time deposits    219,501      9,133   5.56    160,079      6,152     5.14
                      --------     ------          --------    -------
  Total time deposits  434,102     14,913   4.59    320,717     10,100     4.21

Federal funds purchased
 and securities sold
 under agreements to
 repurchase             21,461        919   5.73     19,998        784     5.24
Interest-bearing demand
 notes to U.S. Treasury  1,014         49   6.46        869         29     4.46
Other borrowed money    41,089      1,995   6.49     21,746      1,048     6.44
                      --------     ------          --------    -------
  Total interest-
   bearing
   liabilities         497,666     17,876   4.80    363,330     11,961     4.40
                                   ------                      -------
Demand deposits         59,819                       50,043
Other liabilities        5,069                        3,761
                      --------                     --------
  Total liabilities    562,554                      417,134
Stockholders' equity    61,392                       46,998
                      --------                     --------
  Total liabilities
   and stockholders'
   equity             $623,946                     $464,132
                      ========                     ========
Net interest income               $ 16,488                     $12,198
                                   =======                     =======
Net interest margin(4)                      3.88%                          3.84%
                                            ====                           ====

----------
(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments were $614,000 in 2000 and $430,000 in 1999.
(2) Non-accruing loans are included in the average amounts outstanding.
(3) Average balances based on amortized cost.
(4) Net interest income divided by average total interest earning assets.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                       THREE MONTHS ENDED SEPTEMBER
                                         30, 2000 COMPARED TO THREE
                                      MONTHS ENDED SEPTEMBER 30, 1999
                                      -------------------------------
                                                     CHANGE DUE TO
                                       TOTAL     --------------------
                                       CHANGE     VOLUME      RATE
                                      --------   --------   ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: (1)
Commercial                            $ 1,101        864        237
  Real estate (2)                       2,365      2,250        115
  Consumer                                321        264         57
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   882        586        296
  State and municipal (2)                 285        239         46
  Other                                    16          1         15
Federal funds sold                       (169)      (216)        47
Interest-bearing deposits                  39         35          4
                                      -------    -------   --------
    Total interest income               4,840      4,023        817

INTEREST EXPENSE:
NOW accounts                              247        153         94
Savings                                    63         71         (8)
Money market                              186        147         39
Deposits of
  $100,000 and over                       429        342         87
Other time deposits                     1,784      1,498        286
Federal funds purchased
 and securities sold under
 agreements to repurchase                  (4)       (60)        56
Interest-bearing demand
  notes to U.S. Treasury                   --         (5)         5
Other borrowed money                      344        266         78
                                      -------    -------   --------
    Total interest expense              3,049      2,412        637
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $ 1,791      1,611        180
                                      =======    =======   ========

-----------
(1)   Non-accruing loans are included in the average amounts outstanding.
(2) Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $268,000 in 2000 and $149,000 in 1999.

(DOLLARS EXPRESSED IN THOUSANDS)


                                        NINE MONTHS ENDED SEPTEMBER
                                         30, 2000 COMPARED TO NINE
                                     MONTHS ENDED SEPTEMBER 20, 1999
                                     --------------------------------
                                                     CHANGE DUE TO
                                       TOTAL     --------------------
                                       CHANGE     VOLUME      RATE
                                      --------   --------   ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: (1)
Commercial                            $ 2,324      1,931        393
  Real estate (2)                       4,840      4,543        297
  Consumer                                674        650         24
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                 2,060      1,544        516
  State and municipal (2)                 612        615         (3)
  Other                                    97         94          3
Federal funds sold                       (509)      (701)       192
Interest-bearing deposits                 107        103          4
                                      -------    -------   --------
    Total interest income              10,205      8,779      1,426

INTEREST EXPENSE:
NOW accounts                              790        542        248
Savings                                   112        144        (32)
Money market                              346        283         63
Deposits of
  $100,000 and over                       584        443        141
Other time deposits                     2,981      2,438        543
Federal funds purchased
 and securities sold under
 agreements to repurchase                 135         59         76
Interest-bearing demand
  notes to U.S. Treasury                   20          6         14
Other borrowed money                      947        939          8
                                      -------    -------   --------
    Total interest expense              5,915      4,854      1,061
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $ 4,290      3,925        365
                                      =======    =======   ========

-----------
(1)  Non-accruing loans are included in the average amounts outstanding.
(2) Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $614,000 in 2000 and $430,000 in 1999.

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

    Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, "classified", and "watch list" loans in order to classify or reclassify loans as "loans requiring attention," "substandard," "doubtful," or "loss". During that review, management also determines what loans should be considered "impaired". Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio. See additional discussion concerning nonperforming loans under "Financial Condition."

    The allowance for loan losses was increased by net loan recoveries of $7,000 for the first quarter of 2000, $124,000 for the second quarter of 2000 and reduced by net loan charge-offs of $137,000 for the third quarter of 2000. That compares to net loan charge-offs of $26,000 for the first quarter of 1999, $68,000 for the second quarter of 1999 and $45,000 for the third quarter of 1999. The allowance for loan losses was increased by a provision charged to expense of $258,000 for the first quarter of 2000, $308,000 for the second quarter of 2000 and $273,000 for the third quarter of 2000. That compares to $180,000 for both the first quarter and second quarter of 1999 and $225,000 for the third quarter of 1999.

    The balance of the allowance for loan losses was $6,748,000 at September 30, 2000 compared to $4,765,000 at December 31, 1999 and $4,859,000 at September 30, 1999. The acquisitions added $1,150,000 to the allowance for loan losses at September 30, 2000. The allowance for loan losses as a percent of outstanding loans was 1.43% at September 30, 2000 compared to 1.46% at December 31, 1999 and 1.54% at September 30, 1999.

                               FINANCIAL CONDITION

    Total assets increased $219,298,000 or 44.3% to $714,244,000 at September 30, 2000 compared to $494,946,000 at December 31, 1999. The acquisitions of Mid Central, Calhoun and CNS added approximately $234,000,000 to the Company's total assets. Total liabilities increased $202,920,000 or 46.2% to $641,919,000 with the acquisitions adding approximately $184,000,000 to total liabilities. Stockholders' equity increased $16,378,000 or 29.3% to $72,325,000. $12,763,000 of the increase in stockholders' equity represents additional common stock issued in the acquisition of CNS.

    Loans, net of unearned income, increased $146,979,000 or 45.1% to $473,207,000 at September 30, 2000 compared to $326,229,000 at December 31,
1999. Approximately $125,580,000 of the increase in loans is attributed to the acquisitions. Other than increases attributable to the acquisitions, commercial loans increased $14,840,000 or 11.8%; real estate construction loans decreased $4,289,000 or 17.2%; real estate mortgage loans increased $6,740,000 or 5.0%; and consumer loans increased $4,108,000 or 8.0%.

   Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $6,344,000 or 1.34% of total loans at September 30, 2000 compared to $1,693,000 or 0.52% of total loans at December 31, 1999. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)


                                       SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                       ------------------   -----------------
                                                     % OF                % OF
                                                    GROSS               GROSS
                                        BALANCE     LOANS   BALANCE     LOANS
                                        -------     -----   -------     -----
     Nonaccrual loans:
         Commercial                      $1,171      .25%    $  841      .26%
         Real Estate:
           Construction                   1,687      .36        134      .04
           Mortgage                       1,295      .27        507      .15
           Consumer                          52      .01         57      .02
                                         ------     ----     ------     ----
                                          4,205      .89      1,539      .47
                                         ------     ----     ------     ----
Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                        123      .03          -        -
          Real Estate:
            Construction                      -        -          -        -
            Mortgage                      1,934      .41          -        -
            Consumer                         22        -         22      .01
                                         ------     ----     ------     ----
                                          2,079      .44         22      .01
                                         ------     ----     ------     ----

           Restructured loans                60      .01        132      .04
                                         ------     ----     ------     ----
              Total nonperforming loans   6,344     1.34%     1,693      .52%
                                                    ====                ====
              Other real estate               -                   -
              Repossessions                 158                  91
                                         ------              ------
              Total nonperforming assets $6,502              $1,784
                                         ======              ======

    The allowance for loan losses was 106.37% of nonperforming loans at September 30, 2000 compared to 281.45% of nonperforming loans at December 31, 1999. The $2,666,000 increase in nonaccrual loans to $4,205,000 is primarily represented by three credits at ENB. The Company has allocated $476,000 of the allowance for loan losses which it believes adequately covers any exposure on these credits. The $123,000 increase in commercial loans past due 90 days or more and still accruing consist primarily of one credit at CUSB and is well secured. The $1,934,000 increase in real estate loans past due 90 days or more and still accruing is primarily represented by one large commercial real estate credit at ENB and is also considered well secured.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 2000 and 1999, which would have been recorded under the original terms those loans, was approximately $471,000 and $117,000 for the nine months ended September 30, 2000 and 1999, respectively. Approximately $241,000 and $45,000 was actually recorded as interest income on such loans for the nine months ended September 30, 2000 and 1999, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 2000 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $8,482,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". Management believes that the loans are well secured and all are making principal and/or interest payments though not necessarily in accordance with the contractual terms of the loan agreements. The $8,482,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $3,000,000. The average balance of nonaccrual and other "impaired" loans for the first nine months of 2000 was approximately $13,513,000 compared to $8,669,000 for the same period in 1999. At September 30, 2000 the allowance for loan losses on impaired loans was $1,292,000 compared to $884,000 at December 31, 1999.

    As of September 30, 2000 and December 31, 1999 approximately $640,000 and $315,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

    Investments in debt and equity securities classified as available-for-sale increased $48,174,000 or 53.0% to $139,146,000 at September 30, 2000 compared to
$90,972,000 at December 31, 1999. The acquisitions accounted for this entire increase. Investments classified as available-for-sale are carried at fair value. At December 31, 1999 the market valuation account for the available-for-sale investments of negative $1,501,000 decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of negative $991,000 was reflected as a separate negative component of stockholders' equity. During 2000, the market valuation account increased $1,178,000 to a negative $323,000 to reflect the fair value of available-for-sale investments at September 30, 2000 and the net after tax increase resulting from the change in the market valuation adjustment of $765,000 decreased the stockholders' equity component to a negative $226,000 at September 30, 2000.

    Investments in debt securities classified as held-to-maturity increased $4,204,000 or 20.7% to $24,469,000 at September 30, 2000 compared to $20,265,000 at December 31, 1999. The acquisitions accounted for this entire increase. Investments classified as held-to-maturity are carried at amortized cost. At September 30, 2000 and December 31, 1999 the aggregate fair value of Bancshares' held-to-maturity investment portfolio was approximately $101,000 more and $39,000 less, respectively, than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $1,430,000 or 4.4% to $31,171,000 at September 30, 2000 compared to $32,601,000 at December 31, 1999.

    Premises and equipment increased $3,617,000 or 29.3% to $15,978,000 at September 30, 2000 compared to $12,361,000 at December 31, 1999. The increase reflected assets acquired in the acquisitions of $3,319,000 plus expenditures for premises and equipment of $1,240,000, sales and retirements of premises and equipment of $50,000, and depreciation expense of $892,000.

    Total deposits increased $187,741,000 or 49.3% to $568,761,000 at September 30, 2000 compared to $381,020,000 at December 31, 1999. Deposits acquired in the acquisitions represent approximately $178,526,000 of this increase.

    Federal funds purchased and securities sold under agreements to repurchase decreased $4,766,000 to $20,129,000 at September 30, 2000 compared to $24,895,000 at December 31, 1999.

        Interest bearing demand notes to U.S. Treasury decreased $1,721,000 to $1,027,000 at September 30, 2000 compared to $2,748,000 at December 31, 1999.
Balances in this account are governed by the U.S. Treasury's funding requirements.

        Other borrowed money increased $17,452,000 to $43,903,000 at September 30, 2000 compared to $26,451,000 at December 31, 1999. This increase is the result of Federal Home Loan Bank advances taken by ENB to fund increased loan demand and Bancshares borrowing to fund the purchase of Calhoun Bancshares. In addition, approximately $1,903,000 of the increase represents Federal Home Loan advances of the acquired institutions.

    The increase in stockholders' equity reflects net income of $4,309,000 less dividends declared of $1,458, and $765,000 in unrealized holding gains on investments in debt and equity securities available-for-sale. In addition, $12,763,000 in common stock was issued in the CNS acquisition.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At September 30, 2000, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 2 to 3% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 4% at December 31, 1999.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                               None

Item 2.  Changes in Securities                                           None

Item 3.  Defaults Upon Senior Securities                                 None

Item 4.  Submission of Maters to a Vote of Security Holders              None


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


(b)      Reports on Form 8-K.                                            None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
        ----                               -----------------------------------
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    November 10, 2000                      Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           -----------------------------------
                                           Richard G. Rose, Treasurer
    November 10, 2000

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                          September 30, 2000 Form 10-Q

Exhibit No.  Description                                                             Page No.
-----------  -----------                                                             --------

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

     27      Financial Data Schedule                                                    34

             **  Incorporated by reference.