Form 10-K405
period 2000-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2001-03-22
CIK 893847

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2000
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________________ to _________________.

                         Commission file number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          MISSOURI                                      43-1626350
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

              132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI 65101 (Address of principal executive offices) (Zip Code)

                                 (573) 761-6100
                         (Registrant's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

          Title of Each Class         Name of Each Exchange on Which Registered
          -------------------         -----------------------------------------
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

        THE AGGREGATE MARKET VALUE OF THE 2,123,677 SHARES OF VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE $23.00 CLOSING PRICES OF SUCH STOCK ON MARCH 15, 2001, IS $48,844,571. AS OF MARCH 15, 2001, THE REGISTRANT HAD 2,863,493 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2000 Annual Report to Shareholders -
Part II and (2) definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        Exchange National Bancshares, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Exchange was incorporated under the laws of the State of Missouri on October 23, 1992, and on April 7, 1993 it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares. On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank., Calhoun Bancshares' wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank. On June 16, 2000, our Company acquired CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB. City National subsequently was merged into Exchange National Bank.

        Our Company's principal executive offices are located at 132 East High Street, Jefferson City, Missouri 65101, and its telephone number is (573) 761-6100. Except as otherwise provided herein, references herein to "Exchange" or our "Company" include Exchange and its consolidated subsidiaries, and references herein to the "Banks" refer to Exchange National Bank, Citizens Union State Bank and Osage Valley Bank.

DESCRIPTION OF BUSINESS

        EXCHANGE. Exchange is a bank holding company registered under the Bank Holding Company Act. Our Company's activities currently are limited to ownership, directly or indirectly through subsidiaries, of the outstanding capital stock of Exchange National Bank, Citizens Union State Bank and Osage Valley Bank. In addition to ownership of its subsidiaries, Exchange could seek expansion through acquisition and may engage in those activities (such as investments in banks or operations closely related to banking) in which it is permitted to engage under applicable law. It is not currently anticipated that Exchange will engage in any business other than that directly related to its ownership of its banking subsidiaries or other financial institutions.

        UNION. Union is a bank holding company registered under the Bank Holding Company Act. Union's activities currently are limited to ownership of the outstanding capital stock of Citizens Union State Bank. It is not currently anticipated that Union will engage in any business other than that directly related to its ownership of Citizens Union State Bank.

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

        EXCHANGE NATIONAL BANK. Exchange National Bank, located in Jefferson City, Missouri, was founded in 1865. Exchange National Bank is the oldest bank in Cole County, and became a national bank in 1927. Exchange National Bank has seven banking offices, including its principal office at 132 East High Street in Jefferson City's central business district, three Jefferson City branch facilities and a branch facility in each of the Missouri communities of Tipton, California and St. Robert. See "Item 2. Properties".

        Exchange National Bank is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, electronic cash management services, internet banking, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

        Exchange National Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law, and it is a member of the Federal Reserve System. Exchange National Bank's operations are supervised and regulated by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the FDIC. A periodic examination of Exchange National Bank is conducted by representatives of the OCC. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Exchange National Bank's common stock. See "Regulation Applicable to Bank Holding Companies " and "Regulation Applicable to the Banks".

        CITIZENS UNION STATE BANK. Citizens Union State Bank was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. Citizens Union State Bank converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. Citizens Union State Bank has eight banking offices, including its principal office at 102 North Second Street in Clinton, Missouri, four Clinton branch facilities, and a branch facility in each of the Missouri communities of Collins, Osceola and Calhoun. See "Item 2. Properties".

        Citizens Union State Bank is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including credit card accounts, commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

        Citizens Union State Bank's deposit accounts are insured by the FDIC to the extent provided by law. Citizens Union State Bank's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Citizens Union State Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Citizens Union State Bank's common stock. See "Regulation Applicable to Bank Holding Companies " and "Regulation Applicable to the Banks".

        OSAGE VALLEY BANK. Osage Valley Bank was founded in 1891 as a Missouri state bank. Osage Valley Bank has two banking offices, including its principal office at 200 Main Street in Warsaw, Missouri and a branch facility in Warsaw, Missouri. See "Item 2. Properties".

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

        Osage Valley Bank's deposit accounts are insured by the FDIC to the extent provided by law. Osage Valley Bank's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Osage Valley Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Osage Valley Bank's common stock. See "Regulation Applicable to Bank Holding Companies " and "Regulation Applicable to the Banks".

EMPLOYEES

        As of December 31, 2000, Exchange and its subsidiaries had approximately 202 full-time and 33 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

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

        Exchange National Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole County. Exchange National Bank's principal competition for deposits and loans comes from four other banks within its primary service area of Jefferson City and, to an increasing extent, nine other banks in nearby communities. Based on publicly available information, management believes that Exchange National Bank is the second largest (in terms of assets) of the banks within Cole County. The main competition for Exchange National Bank's trust services is from other commercial banks.

        The areas in which Citizens Union State Bank competes for deposits and loans are its primary service areas of Clinton, Collins, Calhoun and Osceola, Missouri and its secondary service area of the nearby communities in Henry and St. Clair counties. Citizens Union State Bank's principal competition for deposits and loans comes from eight other banks within its primary service area and, to an increasing extent, four other banks in nearby communities. Based on publicly available information, management believes that Citizens Union State Bank is the largest (in terms of assets) of the banks within Henry and St. Clair counties. The main competition for Citizens Union State Bank's trust services is from the trust departments of other commercial banks in the Kansas City area.

        Osage Valley Bank competes for deposits and loans in its primary service area of Warsaw, Missouri and its secondary service area of the nearby communities in Benton County. Osage Valley Bank's principal competition for deposits and loans comes from banks within its primary service area of Warsaw and in nearby communities. Based on publicly available information, management believes that Osage Valley Bank is the second largest (in terms of assets) of the banks within Benton County; however, Osage Valley Bank and two of the three other banks in Benton County are comparable in size.

REGULATION APPLICABLE TO BANK HOLDING COMPANIES

        GENERAL. Each of Exchange, Union and Mid Central Bancorp is a registered bank holding company within the meaning of the Bank Holding Company Act, subject to the supervision of the Federal Reserve Board. Each of Exchange, Union and Mid Central Bancorp is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Also, the Federal Reserve Board periodically examines Exchange, Union and Mid Central Bancorp. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of the Banks, not shareholders of Exchange.

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

        Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred (or reasonably anticipated to be incurred) by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company. Liability under such cross-guaranty would be junior to deposit liabilities and most secured obligations, but senior to obligations to shareholders and most obligations to affiliates. The FDIC has authority to prospectively waive the cross-guaranty provision. Currently Exchange National Bank, Citizens Union State Bank and Osage Valley Bank are the only bank subsidiaries of Exchange.

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

        To engage in the newly authorized financial activities, a bank holding company must elect to become a financial holding company. The bank holding company may make such an election by filing with the Federal Reserve Board (1) a declaration that the company elects to be a financial holding company to engage in Fed-approved financial activities or to acquire a company that engages in such activities, and (2) a certification, based upon the most recent regulatory examinations, that each of the bank holding company's insured depository institutions is well-capitalized and well-managed. Furthermore, each of the insured depository institutions must be rated "satisfactory" in its latest Community Reinvestment Act examination.

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

        If a financial holding company wishes to engage in activities that are "financial in nature or incidental to a financial activity" but not yet specifically authorized by the Federal Reserve Board, the financial holding company must file an application with the Federal Reserve Board. If both the Federal Reserve Board and Treasury approve the application, the financial holding company may commence the new activity. The Federal Reserve Board may also approve a new activity that is complementary to a financial activity, but the financial holding company must make an additional showing that the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. On December 19, 2000, the Federal Reserve promulgated a regulation permitting a financial holding company to act as a "finder," which is the activity of bringing together one or more buyers and sellers of any product or service for transactions that the parties themselves negotiate and consummate.

        A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company's regulatory requirements remain substantially the same, with two exceptions. First, the bank holding company and its subsidiaries will be subject to new customer privacy regulations, which will become effective on July 1, 2001. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is an NASD-registered broker-dealer.

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

        The Federal Reserve Board issued a regulation effective on October 1, 1998 which increases the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 2000, Exchange, Union and Mid Central Bancorp had no NMSAs or PCCRs. Additionally, neither Union, nor Mid Central Bancorp had MSRs. As of December 31, 2000, Exchange had $622,000 of MSRs (which are included in other assets), $1,042,000 of CDIs, $23,867,000 of goodwill and $425,000 of other identified intangible assets, and Union had $1,042,000 of CDIs and $15,678,000 of goodwill. Mid Central Bancorp had $4,342,000 of goodwill and no CDIs.

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

        On December 31, 2000, Exchange, Union and Mid Central Bancorp each was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Exchange had a Tier 1 leverage ratio of 7.07% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 11.90% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 10.65% (compared with a minimum requirement of 4%), Union had a Tier 1 leverage ratio of 8.02%, a ratio of total capital to risk-weighted assets of 15.32% and a ratio of Tier 1 capital to risk-weighted assets of 14.06% and Mid Central Bancorp had a Tier 1 leverage ratio of 7.09%, a ratio of total capital to risk-weighted assets of 18.91% and a ratio of Tier 1 capital to risk-weighted assets of 17.83%.

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

REGULATION APPLICABLE TO THE BANKS

        GENERAL. As a national bank, Exchange National Bank is subject to regulation and examination primarily by the OCC. Exchange National Bank is also regulated by the Federal Reserve Board and the FDIC. As Missouri state non-member banks, Citizens Union State Bank and Osage Valley Bank are subject to regulation and examination by the Missouri Division of Finance and the FDIC. Regulation by these agencies is designed to protect bank depositors rather than our shareholders. Each of the OCC and the FDIC has the authority to issue cease and desist orders if it determines that activities of any of our subsidiary Banks represents unsafe and unsound banking practices or violations of law. In addition, the OCC and FDIC are empowered to impose substantial civil money penalties for violations of banking statutes and regulations.

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

        On December 31, 2000, Exchange National Bank, Citizens Union State Bank and Osage Valley Bank each was in compliance with all of the OCC's and FDIC's minimum capital requirements. On such date Exchange National Bank had a Tier 1 Leverage Ratio of 10.77% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 15.42% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 14.16% (compared with a minimum requirement of 4%), Citizens Union State Bank had a Tier 1 Leverage Ratio of 8.01%, a ratio of Total capital to risk-weighted assets of 15.32%, and a ratio of Tier 1 capital to risk-weighted assets of 14.06% and Osage Valley Bank had a Tier 1 Leverage Ratio of 8.04%, a ratio of Total capital to risk-weighted assets of 18.99%, and a ratio of Tier 1 capital to risk-weighted assets of 17.92%.

        CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC and FDIC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio),
(ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1),
(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, Exchange National Bank was a well capitalized institution as of December 31, 2000, and under FDIC regulations, Citizens Union State Bank and Osage Valley Bank were well capitalized institutions as of December 31, 2000.

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

        DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of our subsidiary Banks are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, our Banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 2001, Exchange National Bank's, Citizens Union State Bank's and Osage Valley Bank's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

        In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by the Financing Corporation on Savings Association Insurance Fund-assessable ("SAIF-assessable") deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits was at a rate equal to one-fifth (1/5) of the assessment rate for SAIF-assessable deposits. As of January 1, 2000, BIF-assessable deposits and SAIF-assessable deposits were assessed by Financing Corporation at the same rate of 1.96 basis points of assessable deposits. As of January 1, 2001, Exchange National Bank, Citizens Union State Bank and Osage Valley Bank only had BIF-assessable deposits. Consequently, the change in Financing Corporation's assessment rates has resulted in these banks receiving an increased annual assessment from Financing Corporation.

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

        LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, under federal law the maximum amount that a national bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 2000, Exchange National Bank's lending limit under this regulation was approximately $6,918,000, and its current largest loan to one borrower (aggregate loans to the borrower and its related entities) was approximately $6,042,000.

        Missouri banking law imposes restrictions on a state-chartered bank's lending activities. According to Missouri law, the maximum amount that a bank may lend to any one person or entity is limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state. These restrictions have some exceptions. As of December 31, 2000, Citizens Union State Bank's lending limit under this law was approximately $7,285,605, and its current largest loan to one borrower was approximately $2,205,000. As of December 31, 2000, Osage Valley Bank's lending limit under this law was approximately $2,107,700, and its current largest loan to one borrower was approximately $665,000.

        PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. These laws and related regulations are applicable to Exchange National Bank. Exchange National Bank has obtained approval from the OCC to pay up to $5,000,000 in dividends to Exchange in 2001, although no assurances can be given that such dividends will be declared.

        Citizens Union State Bank and Osage Valley Bank, as state non-member banks, are subject to the dividend restrictions set forth by Missouri law and the FDIC. Under the FDIA, a FDIC-insured institution may not pay any dividend if payment would cause it to become undercapitalized or while it is undercapitalized. Missouri banking law prohibits the declaration of a dividend if the bank has not made good any existing impairment of its capital. These laws and related regulations are not expected to have a material effect upon the current dividend policies of Citizens Union State Bank and Osage Valley Bank.

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

        The Federal Reserve Board, the FDIC and the OCC have adopted regulations, effective April 1, 2001, that require public disclosure of written CRA agreements between any insured depository institution or its affiliates and any nongovernmental entity or person. The regulations require each insured depository institution that is a party to any CRA agreement to provide initial and annual disclosures of such agreement to the appropriate federal banking agency.

        OTHER REGULATORY LIMITATIONS. Exchange, Union, Mid Central and the Banks are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which Exchange National Bank, Citizens Union State Bank, or Osage Valley Bank may make to Exchange, Union, Mid Central or to third parties, secured by securities or obligations of Exchange, Union or Mid Central, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

        Each of Exchange National Bank, Citizens Union State Bank and Osage Valley Bank is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

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

        The Missouri Division of Finance and the FDIC regulate or monitor all areas of the operations of Citizens Union State Bank and Osage Valley Bank, including capital requirements; issuance of stock; declaration of dividends; interest rates; deposits; record keeping; establishment of branches; acquisitions; mergers; loans; investments; borrowing; security requirements, devices and procedures; employee responsibility and conduct; and directors and affiliates. The Missouri Division of Finance also limits the issuing of capital notes or debentures, holding of real estate and personal property and requires Citizens Union State Bank and Osage Valley Bank to maintain a certain ratio of reserves against deposits.

        Under the GLB Act, the FDIC regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between Citizens Union State Bank and Osage Valley Bank and their affiliates. Starting on July 1, 2001, the FDIC will also regulate and monitor restrictions on the transfer of nonpublic personal information of consumers to nonaffiliated third parties.

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

        Our Banks are subject to regulations issued by the Federal Reserve Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $42.8 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $42.8 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $5.5 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 2000, Exchange National Bank was required to maintain a reserve balance of $3,476,000, Citizens Union State Bank was required to maintain a reserve balance of $1,879,000 and Osage Valley Bank was required to maintain a reserve balance of $390,000.

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

        The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and Exchange National Bank, Citizens Union State Bank, Osage Valley Bank, Union, Mid Central Bancorp and Exchange in particular.

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

        Exchange National Bank also owns a branch banking facility at 3701 West Truman Boulevard in Jefferson City. This facility has approximately 21,000 square feet of usable office space, all of which is used for Exchange National Bank operations, and has full drive-in facilities. Exchange National Bank owns a second branch banking facility, which is located at 217 West Dunklin Street in Jefferson City. This facility is a one-story building which has approximately 2,400 square feet of usable office space, all of which is used for Exchange National Bank operations. In addition, Exchange National Bank has established a branch banking facility at 800 Eastland Drive in Jefferson City with approximately 4,100 square feet of usable office space, all of which is used for Exchange National Bank's operations. Exchange National Bank also owns a branch in each of the California, Tipton and St. Robert communities. The California branch located at 201 East Main Street was constructed in the mid 1970's and it is a single story structure with 2,942 square feet of usable office space. All of the California branch's office space is used for Exchange National Bank's operations. The Tipton branch which is located at 445 South Moreau is a single story structure with 1,962 square feet of usable office space all of which is used for Exchange National Bank's operations. The Tipton branch was constructed in the mid 1970's. The St. Robert branch located at 595 Missouri Avenue is a single story structure with 2,236 square feet of usable office space. The St. Robert branch was constructed in the late

1960's. All of the St. Robert office space is used for Exchange National Bank's operations. Management believes that the condition of these banking facilities presently is adequate for Exchange National Bank's business and that these facilities are adequately covered by insurance.

        The principal offices of Union and Citizens Union State Bank are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by Citizens Union State Bank, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for Union's and Citizens Union State Bank's operations. Citizens Union State Bank also operates seven branch banking facilities, of which six are owned by it. Citizens Union State Bank owns its downtown Clinton branch, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable office space, all of which is used in Citizens Union State Bank operations. Citizens Union State Bank owns a second branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a two-story building which has approximately 5,760 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns its third branch banking facility, which is located at 608 East Ohio Street in Clinton. This facility is a one-story building which has approximately 3,500 square feet of usable office space, all of which is used for Citizens Union State Bank's operations. Citizens Union State Bank leases its fourth Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. Citizens Union State Bank leases approximately 600 square feet of space at this facility under a five-year lease expiring in January 2004, with two five-year renewal options granted to Citizens Union State Bank. Citizens Union State Bank owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns one Calhoun, Missouri branch banking facility located at 201 East Main. This facility is a one-story building which has approximately 1,296 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Finally, Citizens Union State Bank owns a 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. In addition to its existing facilities, Citizens Union State Bank is constructing a new branch facility at 125 South Main in Windsor, Missouri. The new facility will have 3,600 square feet of office space of which 2,800 square feet is to be used for operations of Citizens Union State Bank. Management believes that the condition of these banking facilities presently is adequate for Citizens Union State Bank's business and that these facilities are adequately covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of the holders of our Company's common stock during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in Exchange's 2000 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

        Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Selected Consolidated Financial Data" in Exchange's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

        Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exchange's 2000 Annual Report to Shareholders.

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

We have described under " Factors That May Affect Future Results of Operations, Financial Condition or Business" additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

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

        INTEREST RATE CHANGES MAY REDUCE THE PROFITABILITY OF EXCHANGE AND ITS BANKING SUBSIDIARIES. The primary source of earnings for Exchange's banking subsidiaries is net interest income. To be profitable, the banks have to earn more money in interest and fees on loans and other interest-earning assets than they pay as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, as has already happened on several occasions since January 2001, the amount of interest the banks earn on loans and investment securities may decrease more rapidly than the amount of interest the banks have to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Exchange and its banking subsidiaries, other factors remaining equal.

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

        THE PROFITABILITY OF EXCHANGE'S BANKING SUBSIDIARIES DEPENDS ON THEIR ASSET QUALITY AND LENDING Risks. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Exchange's banking subsidiaries are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The banks' failure to timely and accurately monitor the quality of their loans and other assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries. There is a degree of credit risk associated with any lending activity. The banks attempt to minimize their credit risk through loan diversification. Although the banks' loan portfolios are varied, with no undue concentration in any one industry, substantially all of the loans in the portfolios have been made to borrowers in central and west central Missouri. Therefore, the loan portfolios are susceptible to factors affecting the central and west central Missouri area and the level of non-performing assets is heavily dependant upon local conditions. There can be no assurance that the level of the banks' non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.

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

        EXCHANGE CANNOT PREDICT HOW CHANGES IN TECHNOLOGY WILL AFFECT ITS BUSINESS. The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

        -    telecommunications     -    Internet-based banking

        -    data processing        -    telebanking

        -    automation             -    debit cards and so-called "smart cards"

        The ability of Exchange's banking subsidiaries to compete successfully in the future will depend on whether they can anticipate and respond to technological changes. To develop these and other new technologies the banks will likely have to make additional capital investments. Although the banks continually invest in new technology, there can be no assurance that the banks will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future

        ADDITIONAL FACTORS. Additional risks and uncertainties that may affect the future results of operations, financial condition or business of our Company and its banking subsidiaries include, but are not limited to: (i) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding the Banks or our Company; and (ii) changes in accounting policies and practices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


        Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2000, the rate shock scenario models indicated that annual net interest income could change by as much as 6% should interest rates rise or fall within 200 basis points from their current level over a one year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Exchange's 2000 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Compensation and Other Information--Executive Officers," and (iv) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in Exchange's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.

        Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Compensation and Other Information--Report on Executive Compensation," (ii) the information under the caption "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation," (iii) the information under the caption "Executive Compensation and Other Information--Executive Compensation," (iv) the information under the caption "Executive Compensation and Other Information--Option Exercises and Holdings," (v) the information under the caption "Executive Compensation and Other Information--Exchange National Bank Profit-Sharing Trust," (vi) the information under the caption "Executive Compensation and Other Information--Citizens Union State Bank Profit-Sharing Plan," (vii) the information under the caption "Executive Compensation and Other Information--Stock Option Plan," (viii) the information under the caption "Executive Compensation and Other Information--Pension Plan," (ix) the information under the caption "Executive Compensation and Other Information--Smith Employment Agreement," (x) the information under the caption "Executive Compensation and Other Information--Change of Control Agreement," (xi) the information under the caption "Executive Compensation and Other Information--Company Performance," and (xii) the information under the caption "Election of Directors--Compensation of Directors", in each case, in Exchange's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in Exchanges definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in Exchange's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)    Exhibits, Financial Statements and Financial Statement Schedules:

        1.     Financial Statements:

        The following consolidated financial statements of our Company and reports of our Company's independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2000 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

               Independent Auditors' Report.

               Consolidated Balance Sheets as of December 31, 2000 and 1999.

               Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998.

               Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999, and 1998.

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

               Notes to Consolidated Financial Statements.

        2.     Financial Statement Schedules:

        Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

        3.     Exhibits:

Exhibit No.           Description
-----------           -----------

3.1 Articles of Incorporation of our Company (filed as Exhibit 3(a) to our Company's Registration Statement on Form S-4 (Registration No.
              33-54166) and incorporated herein by reference).

3.2           Bylaws of our Company.

4 Specimen certificate representing shares of our Company's $1.00 par value common stock (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 4 and incorporated herein by reference).

10.1          Employment Agreement, dated November 3, 1997, between the
              Registrant and James E. Smith (filed with the Registrant's Annual
              Report on Form 10-KSB for the year ended December 31, 1997 as
              Exhibit 10.4 and incorporated herein by reference).*

10.2          Exchange National Bancshares, Inc. Incentive Stock Option Plan
              (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and incorporated herein by reference).

10.3 Form of Change of Control Agreement and schedule of parties thereto.*

13 The Registrant's 2000 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

21            List of Subsidiaries.

-----------------------
* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a).

        (b)    Reports on Form 8-K.

               No reports on Form 8-K were filed by our Company during the three month period ended December 31, 2000.

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

                                       EXCHANGE NATIONAL BANCSHARES, INC.


Dated:  March 16, 2001                 By /s/ Donald L. Campbell
                                          --------------------------------------
                                               Donald L. Campbell, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                                      Signature and Title
----                                                      -------------------


March 16, 2001                              /s/ Donald L. Campbell
                                            ------------------------------------
                                                Donald L. Campbell, President and Chairman of the Board of
                                                Directors (Principal Executive Officer)

March 16, 2001                              /s/ Richard G. Rose
                                            ------------------------------------
                                                Richard G. Rose, Treasurer (Principal Financial Officer and
                                                Principal Accounting Officer)

March 16, 2001                              /s/ David T. Turner
                                            ------------------------------------
                                                David T. Turner, Director

March 16, 2001                              /s/ James R. Loyd
                                            ------------------------------------
                                                James R. Loyd, Director

March 16, 2001                              /s/ Charles G. Dudenhoeffer, Jr.
                                            ------------------------------------
                                                Charles G. Dudenhoeffer, Jr., Director

March 16, 2001                              /s/ David R. Goller
                                            ------------------------------------
                                                David R. Goller, Director

March 16, 2001                              /s/ Philip D. Freeman
                                            ------------------------------------
                                                Philip D. Freeman, Director

March 16, 2001                              /s/ Kevin L. Riley
                                            ------------------------------------
                                                Kevin L. Riley, Director

March 16, 2001                              /s/ James E. Smith
                                            ------------------------------------
                                                James E. Smith, Director

March 16, 2001                              /s/ Gus S. Wetzel, II
                                            ------------------------------------
                                                Gus S. Wetzel, II, Director

                                  EXHIBIT INDEX


Exhibit No.                         Description                                     Page No.
-----------                         -----------                                     --------

3.1            Articles of Incorporation of our Company (filed as                      **
               Exhibit 3(a) to our Company's Registration on Form S-4
               (Registration No. 33-54166) and incorporated herein
               by reference).

3.2            Bylaws of our Company                                                   __

4              Specimen certificate representing shares of our Company's               **
               $1.00 par value common stock (filed with our Company's Annual
               Report on Form 10-K for the year ended December 31, 1999 as
               Exhibit 4 and incorporated herein by reference).

10.1           Employment Agreement, dated November 3, 1997, between                   **
               the Registrant and James E. Smith (filed with the Registrant's
               Annual Report on Form 10-KSB for the year ended December 31,
               1997 as Exhibit 10.4 and incorporated herein by reference).*

10.2           Exchange National Bancshares, Inc. Incentive Stock Option Plan          **
               (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and incorporated herein by reference).

10.3           Form of Change of Control Agreement and schedule of parties thereto.*   __

13             The Registrant's 2000 Annual Report to Shareholders (only               __
               those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual
               Report on Form 10-K shall be deemed to be filed with
               the Commission)

21             List of Subsidiaries                                                    __


-----------------------
* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a).
**      Incorporated by reference from previous filings.