Form 10-Q
period 2001-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2001-05-11
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                 to
                               ----------------   ----------------

                         Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

              MISSOURI                                       43-1626350
  -------------------------------                       --------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                        Identification No.)

              132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI  65101
              -----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                                 (573) 761-6100
              -----------------------------------------------------
              (Registrant's telephone number, including area code)



      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ] No

   As of May 1, 2001, the registrant had 2,863,493 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 26 pages
                      Index to Exhibits located on page 26

                               PART I - FINANCIAL


Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            MARCH 31, 2001      DECEMBER 31, 2000
                                                                          -----------------   --------------------

ASSETS
------
Loans:
  Commercial                                                                $149,191,703           $151,329,889
  Real estate - construction                                                  19,852,000             20,500,000
  Real estate - mortgage                                                     239,239,854            238,157,787
  Consumer                                                                    55,315,052             58,483,757
                                                                            ------------           ------------
                                                                             463,598,609            468,471,433
  Less allowance for loan losses                                               7,077,161              6,939,991
                                                                            ------------           ------------
     Loans, net                                                              456,521,448            461,531,442

Investment in debt and equity securities:
  Available-for-sale, at fair value                                          159,526,947            133,453,720
  Held-to-maturity, fair value of
     $22,675,700 at December 31, 2000                                                  -             22,463,180
                                                                            ------------           ------------
      Total investment in debt and equity securities                         159,526,947            155,916,900
                                                                            ------------           ------------

Federal funds sold                                                            50,208,384             23,550,366
Cash and due from banks                                                       22,115,258             25,374,115
Premises and equipment                                                        14,713,121             15,791,222
Accrued interest receivable                                                    6,157,128              6,795,268
Intangible assets                                                             24,952,162             25,334,262
Other assets                                                                   5,179,660              5,309,771
                                                                            ------------           ------------
Total assets                                                                $739,374,108           $719,603,346
                                                                            ============           ============


Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                     MARCH 31, 2001          DECEMBER 31, 2000
                                                                   ------------------      --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Demand deposits                                                       $ 63,232,886              $ 68,722,835
Time deposits                                                          515,003,245               507,540,052
                                                                      ------------              ------------
    Total deposits                                                     578,236,131               576,262,887

Federal funds purchased and
  securities sold under agreements to repurchase                        32,825,857                16,398,484
Interest-bearing demand notes to U.S. Treasury                             244,937                   543,667
Other borrowed money                                                    40,643,430                42,377,787
Accrued interest payable                                                 4,655,544                 4,420,054
Other liabilities                                                        6,848,446                 6,016,730
                                                                      ------------              ------------
    Total liabilities                                                  663,454,345               646,019,609
                                                                      ------------              ------------

Stockholders' equity:
  Common stock - $1 par value; 15,000,000 shares
    authorized; 2,863,493 issued and outstanding                         2,863,493                 2,863,493
  Surplus                                                               21,955,275                21,955,275
  Retained earnings                                                     49,323,914                48,106,530
  Accumulated other comprehensive income                                 1,777,081                   658,439
                                                                      ------------              ------------

    Total stockholders' equity                                          75,919,763                73,583,737
                                                                      ------------              ------------
Total liabilities and stockholders' equity                            $739,374,108              $719,603,346
                                                                      ============              ============



See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ----------------------------------
                                                                                   2001                2000
                                                                              ----------------    --------------

Interest income                                                                  $13,252,930        $ 9,467,540

Interest expense                                                                   7,323,740          4,739,646
                                                                                 -----------        -----------

Net interest income                                                                5,929,190          4,727,894

Provision for loan losses                                                            248,000            258,000
                                                                                 -----------        -----------

Net interest income after provision for loan losses                                5,681,190          4,469,894

Noninterest income                                                                 1,074,217            826,811

Noninterest expense                                                                4,107,702          3,367,995
                                                                                 -----------        -----------

Income before income taxes                                                         2,647,705          1,928,710

Income taxes                                                                         886,258            584,439
                                                                                 -----------        -----------

Net income                                                                       $ 1,761,447        $ 1,344,271
                                                                                 ===========        ===========

Basic and diluted earnings per share                                                 $  0.62            $  0.55
                                                                                     =======            =======

Dividends per share:
   Declared                                                                          $  0.19            $  0.19
                                                                                     =======            =======

   Paid                                                                              $  0.19            $  0.19
                                                                                     =======            =======




See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                               -------------------------------
                                                                                    2001              2000
                                                                               --------------     ------------

Cash flows from operating activities:
Net income                                                                      $  1,761,447      $  1,344,271
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                                                       248,000           258,000
     Depreciation expense                                                            320,966           274,765
     Net (accretion) amortization of debt securities
       premiums and discounts                                                       (471,673)           13,270
     Amortization of intangible assets                                               375,977           233,475
     Decrease in accrued interest receivable                                         638,140            18,972
     Increase in other assets                                                       (464,534)         (386,690)
     Increase (decrease) in accrued interest payable                                 235,490          (164,815)
     Increase in other liabilities                                                   831,716           512,045
     Net loss on sales of debt securities                                                  -            27,710
     Other, net                                                                        6,122           (48,186)
  Origination of mortgage loans for sale                                         (16,586,431)       (4,596,576)
  Proceeds from the sale of mortgage loans
     held for sale                                                                16,820,943         4,666,503
  Gain on sale of mortgage loans                                                    (234,512)          (69,927)
                                                                                ------------      ------------

     Net cash provided by operating activities                                     3,481,651         2,082,817
                                                                                ------------      ------------

Cash flows from investing activities:
  Net increase (decrease) in loans                                                 4,540,266        (4,078,670)
  Purchases of available-for-sale debt securities                                (41,173,429)      (34,715,878)
  Purchases of held-to-maturity debt securities                                            -          (261,231)
  Proceeds from sales of available-for-sale
     debt securities                                                                       -           978,878
  Proceeds from maturities of debt securities:
     Available-for-sale                                                           27,745,000        36,129,941
     Held-to-maturity                                                                      -         2,660,911
  Proceeds from calls of debt securities:
     Available-for-sale                                                           11,995,420                 -
     Held-to-maturity                                                                      -           110,000
  Purchase of subsidiaries, net of
     cash and cash equivalents acquired                                                    -        (3,490,642)
  Purchases of premises and equipment                                               (599,157)         (110,412)
  Proceeds from dispositions of premises
     and equipment                                                                 1,356,292             8,547
  Proceeds from sales of other real estate
     owned and repossessions                                                         229,650           203,183
                                                                                ------------      ------------

     Net cash provided (used) in investing activities                              4,094,042        (2,565,373)
                                                                                ------------      ------------


Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                        -----------------------------------
                                                                             2001                2000
                                                                        ---------------     ---------------

Cash flows from financing activities:
 Net decrease in demand deposits                                          (5,489,949)         (3,062,483)
 Net increase (decrease) in interest-bearing
   transaction accounts                                                    5,702,322            (943,082)
 Net increase in time deposits                                             1,760,872           4,747,533
 Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase                         16,427,373          (7,659,043)
 Net decrease in interest-bearing
   demand notes to U.S. Treasury                                            (298,730)         (1,927,497)
 Proceeds from Federal Home Loan Bank
   borrowings                                                                      -           5,000,000
 Repayment of Federal Home Loan Bank
   borrowings                                                               (734,357)           (217,450)
 Repayment of other borrowed money                                        (1,000,000)                  -
 Cash dividends paid                                                        (544,063)           (398,758)
                                                                        ------------        ------------

   Net cash provided (used) in financing activities                       15,823,468          (4,460,780)
                                                                        ------------        ------------

Net increase (decrease) in cash and cash equivalents                      23,399,161          (4,943,336)
                                                                        ------------        ------------
Cash and cash equivalents, beginning of period                            48,924,481          32,601,208
                                                                        ------------        ------------

Cash and cash equivalents, end of period                                $ 72,323,642        $ 27,657,872
                                                                        ============        ============

Supplemental disclosure of cash flow information-
  Cash paid (received) during period for:
   Interest                                                             $  7,156,952           4,904,461
   Income taxes                                                             (139,380)            (19,865)


Supplemental schedule of noncash
  investing activities-
   Other real estate and repossessions
    acquired in settlement of loans                                          221,728             237,982

   Transfer of securities from held-to-maturity
    to available-for-sale                                                 22,675,700                   -



See accompanying notes to unaudited condensed consolidated financial statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                   Three Months Ended March 31, 2001 and 2000


          Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB), Union State Bancshares, Inc. (Union), which owns 100% of Citizens Union State Bank and Trust of Clinton (CUSB), and Mid Central Bancorp, Inc. (Mid Central), which owns 100% of Osage Valley Bank of Warsaw (OVB). Bancshares acquired ENB on April 7, 1993, Union on November 3, 1997 and Mid Central on January 3, 2000. In addition, Bancshares acquired Calhoun Bancshares, Inc. (Calhoun) and its wholly owned subsidiary, Citizens State Bank of Calhoun on May 4, 2000. Immediately upon acquisition, Calhoun Bancshares, Inc. was dissolved and Citizens State Bank was merged with Union State Bank and Trust with the surviving institution being renamed Citizens Union State Bank and Trust of Clinton (CUSB). On June 16, 2000 Bancshares acquired CNS Bancorp, Inc. (CNS) and its wholly owned subsidiary, City National Savings Bank, FSB. Immediately upon acquisition, CNS Bancorp, Inc. was dissolved and City National Savings Bank, FSB was merged with ENB. All acquisitions were accounted for as purchase transactions. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated financial statements since dates of acquisition. A summary of unaudited pro forma combined financial information for the three months ended March 31, 2000 for Bancshares and acquisitions as if the transactions had occurred on January 1, 2000 follows. These pro forma presentations do not include any anticipated expense reductions that may result from the mergers discussed above.

                               THREE MONTHS ENDED
                                 MARCH 31, 2000

                            ------------------------
                 NET INTEREST INCOME              $ 4,727,894

                 NET INCOME                       $ 1,262,709

                 EARNINGS PER SHARE               $      0.44


        The accompanying unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

        It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its

2000 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 13.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2001 and December 31, 2000 and the consolidated statements of earnings and cash flows for the three months ended March 31, 2001 and 2000.

        Earnings per share is computed by dividing net income by 2,863,493 and 2,438,050, the weighted average number of common shares outstanding during the three month periods ended March 31, 2001 and 2000 respectively. Stock options are the only dilutive potential common shares. At March 31, 2001, 34,929 stock options were not included in the calculation of diluted earnings per share because their effect was antidilutive.

        For the three-month periods ended March 31, 2001 and 2000, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2001 and 2000 is summarized as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -------------------------------
                                                                   2001              2000
                                                               --------------   --------------

Net income                                                       $ 1,761,447      $ 1,344,271
     Other comprehensive income (loss):
      Net unrealized holding gains (losses) on
        investments in debt and equity securities
        available-for-sale, net of taxes                           1,118,642          (19,250)
      Adjustment for net securities losses
        realized in net income, net of
        applicable income taxes                                           -            18,287
                                                                -----------       -----------

      Total other comprehensive income (loss)                     1,118,642              (963)
                                                                -----------       -----------

Comprehensive income                                            $ 2,880,089       $ 1,343,308
                                                                ===========       ===========


    Through the respective branch network, ENB, CUSB and OVB provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton and Warsaw, Missouri. The products and services offered to customers primarily within their respective geographical areas. The business segments results which follow are consistent with the Company's internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United State of America and practices prevalent in the banking industry.

                                                                            MARCH 31, 2001


                                                            CITIZENS          OSAGE
                                        THE EXCHANGE       UNION STATE        VALLEY
                                        NATIONAL BANK        BANK AND          BANK
                                        OF JEFFERSON         TRUST OF           OF         CORPORATE
                                           CITY              CLINTON          WARSAW       AND OTHER         TOTAL
                                      -----------------  ---------------  ------------  --------------  ---------------
Balance sheet information:
 Loans, net of allowance
  for loan losses                      $302,261,106      $122,686,414     $31,573,928              -      $456,521,448
 Debt and equity securities              78,144,834        54,975,972      26,406,141              -       159,526,947
 Total assets                           429,932,805       241,065,073      68,261,906        114,324       739,374,108
 Deposits                               334,090,926       190,243,429      56,579,082     (2,677,306)      578,236,131
 Stockholders' equity                    47,779,754        35,331,466       9,510,757    (16,702,214)       75,919,763
                                       ============      ============     ===========    ===========      ============


                                                                         DECEMBER 31, 2000


                                                           CITIZENS        OSAGE
                                        THE EXCHANGE      UNION STATE      VALLEY
                                        NATIONAL BANK      BANK AND         BANK
                                        OF JEFFERSON       TRUST OF          OF          CORPORATE
                                            CITY           CLINTON         WARSAW        AND OTHER        TOTAL
                                      ----------------  --------------  -------------  -------------  --------------

Balance sheet information:
 Loans, net of allowance
  for loan losses                        $307,896,826     $124,074,520    $29,560,096              -    $461,531,442
 Debt and equity securities                59,926,441       68,896,826     27,093,633              -     155,916,900
 Total assets                             411,937,825      241,626,885     65,006,410      1,032,226     719,603,346
 Deposits                                 331,374,737      194,121,199     53,974,652     (3,207,701)    576,262,887
 Stockholders' equity                      46,953,624       34,422,578      9,079,936    (16,872,401)     73,583,737
                                         ============     ============    ===========    ===========    ============

                                                                 THREE MONTHS ENDED MARCH 31, 2001


                                                           CITIZENS         OSAGE
                                       THE EXCHANGE       UNION STATE       VALLEY
                                       NATIONAL BANK       BANK AND          BANK
                                       OF JEFFERSON        TRUST OF           OF           CORPORATE
                                           CITY            CLINTON          WARSAW         AND OTHER         TOTAL
                                      ---------------  ---------------  --------------   --------------  -------------

 Statement of earnings:
   Total interest income                $ 7,822,664     $ 4,009,931      $1,414,625            5,710      $13,252,930
   Total interest expense                 4,118,607       2,229,208         622,323          353,602        7,323,740
                                        -----------     -----------      ----------        ---------      -----------
   Net interest income                    3,704,057       1,780,723         792,302         (347,892)       5,929,190
   Provision for loan losses                150,000          75,000          23,000               --          248,000

   Noninterest income                       836,337         186,868          51,012               --        1,074,217

   Noninterest expense                    2,467,703       1,215,842         343,000           81,157        4,107,702
   Income taxes                             616,870         259,263         153,425         (143,300)         886,258
                                        -----------     -----------      ----------         --------      -----------
   Net income (loss)                      1,305,821         417,486         323,889         (285,749)       1,761,447
                                        ===========     ===========      ==========         ========      ===========



                                                                 THREE MONTHS ENDED MARCH 31, 2000

                                                          CITIZENS         OSAGE
                                      THE EXCHANGE      UNION STATE        VALLEY
                                     NATIONAL BANK        BANK AND          BANK
                                      OF JEFFERSON        TRUST OF           OF       CORPORATE
                                          CITY            CLINTON          WARSAW     AND OTHER       TOTAL
                                    -----------------  ---------------  -----------  ------------  ------------


Statement of earnings:
  Total interest income                $ 5,980,518       $ 2,492,712      $ 986,220        8,090    $9,467,540
  Total interest expense                 2,807,967         1,214,945        499,830      216,904     4,739,646
                                       ------------      -----------      ---------    ---------    ----------
  Net interest income                     3,172,551        1,277,767        486,390     (208,814)    4,727,894
  Provision for loan losses                 225,000           30,000          3,000           --       258,000

  Noninterest income                        628,528          145,738         52,545           --       826,811

  Noninterest expense                     2,026,520          891,039        325,544      124,892     3,367,995
  Income taxes                              456,000          170,167         69,172     (110,900)      584,439
                                       ------------      -----------      ---------    ---------    ----------
   Net income (loss)                      1,093,559          332,299        141,219     (222,806)    1,344,271
                                       ============      ===========      =========    =========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

   Net income for the three months ended March 31, 2001 of $1,761,000 increased $417,000 when compared to the first quarter of 2000. Earnings per common share for the first quarter of 2001 of $0.62 increased 7 cents or 12.7% when compared to the first quarter of 2000.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

   (DOLLARS EXPRESSED IN THOUSANDS)



                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   ---------------------------------
                                                                        2001               2000
                                                                   --------------     --------------
Interest income                                                    $       13,253     $        9,467
Fully taxable equivalent (FTE) adjustment                                     208                213
                                                                   --------------     --------------

Interest income (FTE basis)                                                13,461              9,680
Interest expense                                                            7,324              4,740
                                                                   --------------     --------------

Net interest income (FTE basis)                                             6,137              4,940
Provision for loan losses                                                     248                258
                                                                   --------------     --------------

Net interest income after provision for
   loan losses (FTE basis)                                                  5,889              4,682
Noninterest income                                                          1,074                827
Noninterest expense                                                         4,108              3,368
                                                                   --------------     --------------

Earnings before income taxes (FTE basis)                                    2,855              2,141
                                                                   --------------     --------------

Income taxes                                                                  886                584
FTE adjustment                                                                208                213
                                                                   --------------     --------------

Income taxes (FTE basis)                                                    1,094                797
                                                                   --------------     --------------

Net income                                                         $        1,761     $        1,344
                                                                   ==============     ==============



   Net interest income on a fully taxable equivalent basis increased $1,197,000 or 24.2% to $6,137,000 or 3.73% of average earning assets for the first quarter of 2001 compared to $4,940,000 or 4.05% of average earning assets for the same period of 2000. The provision for loan losses for the three months ended March 31, 2001 was $248,000 compared to $258,000 for the same period of 2000.

   Noninterest income and noninterest expense for the three-month periods ended March 31, 2001 and 2000 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,                        INCREASE (DECREASE)
                                               ----------------------------------    ---------------------------------
                                                    2001               2000              AMOUNT               %
                                               ---------------    ---------------    --------------    ---------------
NONINTEREST INCOME
   Service charges on deposit accounts                 $ 456              $ 328             $ 128              39.0%
   Trust department income                               109                220              (111)            (50.5)
   Brokerage income                                       23                 28                (5)            (17.9)
   Mortgage loan servicing fees                          114                107                 7               6.5
   Gain on sales of mortgage loans                       235                 70               165             235.7
   Net loss on sales of  debt securities                  --                (28)               28             100.0
   Credit card fees                                       37                 37                --                --
   Other                                                 100                 65                35              53.9
                                               ---------------    ---------------    --------------
                                                     $ 1,074              $ 827             $ 247              29.9%
                                               ===============    ===============    ==============

NONINTEREST EXPENSE
   Salaries and employee benefits                    $ 2,101            $ 1,753             $ 348              19.9%
   Occupancy expense                                     246                202                44              21.8
   Furniture and equipment expense                       367                348                19               5.5
   FDIC insurance assessment                              34                 24                10              41.7
   Advertising and promotion                              76                 57                19              33.3
   Postage, printing and supplies                        162                142                20              14.1
   Legal, examination, and
      professional fees                                  124                131                (7)             (5.3)
   Credit card expenses                                   24                 26                (2)             (7.7)
   Credit investigation and loan
      collection expenses                                 46                 41                 5              12.2
   Amortization of intangible assets                     376                233               143              61.4
   Other                                                 552                411               141              34.3
                                               ---------------    ---------------    --------------
                                                     $ 4,108            $ 3,368             $ 740              22.0%
                                               ===============    ===============    ==============



    Noninterest income increased $247,000 or 29.9% to $1,074,000 for the first quarter of 2001 compared to $827,000 for the same period of 2000. Service charges on deposit accounts increased $128,000 or 39.0% due to both the acquisitions of CNS and Mid Central, as well as the institution of a new overdraft program at ENB. This program has generated an increase of $80,000 in NSF fees collected this year compared to the same period last year. Gains on sales of mortgage loans increased $165,000 or 235.7% due to an increase in volume of loans originated and sold to the secondary market from approximately $4,597,000 in the first quarter of 2000 to approximately $16,586,000 for the first quarter of 2001. Trust department income declined $111,000 or 50.5%. This decline reflects a high amount of trust distribution fees collected during the first quarter of 2000.

    Noninterest expense increased $740,000 or 22.0% to $4,108,000 for the first quarter of 2001 compared to $3,368,000 for the first quarter of 2000. Approximately $482,000 of this increase was related to the acquisitions of CNS and Mid Central. Excluding the increases associated with the acquisitions, salaries and benefits increased $68,000 or 3.9%. The entire increase in amortization of intangible assets is related to the acquisitions. The increase in other noninterest expense is primarily the result of increased consulting fees related to an operational consulting project at ENB.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.5% for the first quarter of 2001 compared to 30.3% for the first quarter of 2000. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 38.3% for the first quarter of 2001 and 37.2% for the first quarter of 2000.


NET INTEREST INCOME

    Fully taxable equivalent net interest income increased $1,197,000 or 24.2% for the three-month period ended March 31, 2001 compared to the same period in 2000. Of this increase, approximately $348,000 reflects income recognized from accelerated discount accretion on called U.S government agencies securities during the first quarter of 2001.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2001 and 2000.

(DOLLARS EXPRESSED IN THOUSANDS)


                                          THREE MONTHS ENDED                            THREE MONTHS ENDED
                                            MARCH 31, 2001                                MARCH 31, 2000
                               ------------------------------------------    -----------------------------------------
                                                 Interest         Rate                        Interest         Rate
                                 Average         Income/        Earned/        Average         Income/       Earned/
                                 Balance        Expense/1/      Paid/1/        Balance       Expense/1/      Paid/1/
                               ------------    -------------    ---------    ------------    ------------    ---------
ASSETS
Loans:/2/
   Commercial                  $  148,563          $ 3,251        8.87%        $116,207         $ 2,482        8.66%
   Real estate                    259,404            5,383        8.42          183,379           3,770        8.34
   Consumer                        55,893            1,254        9.10           53,400           1,129        8.57
Investment securities/3/
   U.S. Treasury and
      U.S. Gov't Agencies         121,401            2,330        7.78           93,136           1,457        6.34
   State and municipal             39,022              696        7.23           35,015             644        7.46
   Other                            4,051               45        4.51            5,220              75        5.83
Federal funds sold                 34,886              458        5.32            5,694              78        5.56
Interest-bearing
   deposits                         3,364               44        5.30            3,153              45        5.79
                               ------------    -------------    ---------    ------------    ------------    ---------
   Total interest earning
      assets                      666,584           13,461        8.19          495,204           9,680        7.93
All other assets                   72,560                                        53,508
Allowance for loan
   losses                          (6,983)                                       (5,120)
                               ------------                                  ------------

   Total assets                  $732,161                                      $543,592
                               ============                                  ============



Continued on next page



                                           THREE MONTHS ENDED                           THREE MONTHS ENDED
                                             MARCH 31, 2001                               MARCH 31, 2000
                                -----------------------------------------    -----------------------------------------
                                                 Interest         Rate                        Interest         Rate
                                 Average         Income/        Earned/        Average         Income/       Earned/
                                 Balance        Expense/1/      Paid/1/        Balance       Expense/1/      Paid/1/
                                -----------    -------------    ---------    ------------    ------------    ---------
LIABILITIES AND
   STOCKHOLDERS'
   EQUITY
NOW accounts                     $ 91,507          $   648        2.87%        $ 81,000         $   557        2.79%
Savings                            44,617              307        2.79           38,838             270        2.82
Money market                       58,732              583        4.03           44,984             426        3.84
Deposits of $100,000
   and over                        52,585              823        6.35           29,068             375        5.23
Other time deposits               269,479            3,937        5.93          181,684           2,354        5.25
                                -----------    -------------                 ------------    ------------

   Total time deposits            516,920            6,298        4.94          375,574           3,982        4.30

Federal funds purchased
   and securities sold
   under agreements to
   repurchase                      28,763              363        5.12           21,127             273        5.24
Interest-bearing demand
   notes to US Treasury               790               11        5.65              894              16        6.27
Other borrowed money               41,414              652        6.38           30,339             469        7.26
                                -----------    -------------                 ------------    ------------

   Total interest-bearing
      liabilities                 587,887            7,324        5.05          427,934           4,740        4.49
                                               -------------                                 ------------

Demand deposits                    58,636                                        54,714
Other liabilities                  11,120                                         3,775
                                -----------                                  ------------

Total liabilities                 657,643                                       486,423
Stockholders' equity               74,518                                        57,169
                                -----------                                  ------------

   Total liabilities and
      stockholders' equity       $732,161                                      $543,592
                                ===========                                  ============

Net interest income                                $ 6,137                                      $ 4,940
                                               =============                                 ============

Net interest margin/4/                                            3.73%                                        4.05%
                                                                =========                                    =========


/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%. Such adjustments were $208,000 in 2001 and $213,000 in 2000.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.

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

(DOLLARS EXPRESSED IN THOUSANDS)


                                                        THREE MONTHS ENDED MARCH 31, 2001
                                                                   COMPARED TO
                                                        THREE MONTHS ENDED MARCH 31, 2000
                                                --------------------------------------------------
                                                                            CHANGE DUE TO
                                                   TOTAL          --------------------------------
                                                   CHANGE            VOLUME             RATE
                                                --------------    --------------    --------------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                                           $   769           $   708                61
   Real estate /2/                                     1,613             1,579                34
   Consumer                                              125                54                71
Investment securities:
   U.S. Treasury and U.S.
      Government agencies                                873               499               374
   State and municipal /2/                                52                71               (19)
   Other                                                 (30)              (15)              (15)
Federal funds sold                                       380               383                (3)
Interest-bearing deposits                                 (1)                3                (4)
                                                --------------    --------------    --------------

      Total interest income                            3,781             3,282               499

INTEREST EXPENSE:
NOW accounts                                              91                74                17
Savings                                                   37                40                (3)
Money market                                             157               135                22
Deposits of $100,000 and over                            448               354                94
Other time deposits                                    1,583             1,253               330
Federal funds purchased and
   securities sold under
   agreements to repurchase                               90                96                (6)
Interest-bearing demand notes
   to U.S. Treasury                                       (5)               (2)               (3)
Other borrowed money                                     183               174                 9
                                                --------------    --------------    --------------

      Total interest expense                           2,584             2,124               460
                                                --------------    --------------    --------------

NET INTEREST INCOME ON A FULLY
   TAXABLE EQUIVALENT BASIS                          $ 1,197             1,158                39
                                                ==============    ==============    ==============


/1/ Non-accruing loans are included in the average amounts outstanding. /2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $208,000 in 2001 and $213,000 in 2000.

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

    The allowance for loan losses was decreased by net loan charge-offs of $111,000 for the first quarter of 2001 compared to net recoveries of $7,000 for the first quarter of 2000. The allowance for loan losses was increased by a provision charged to expense of $248,000 for the first quarter of 2001 compared to $258,000 for the first quarter of 2000.

    The balance of the allowance for loan losses was $7,077,000 at March 31, 2001 compared to $6,940,000 at December 31, 2000 and $5,312,000 at March 31,
2000. The allowance for loan losses as a percent of outstanding loans was 1.53% at March 31, 2001 compared to 1.48% at December 31, 2000 and 1.49% at March 31, 2000.

                               FINANCIAL CONDITION

    Total assets increased $19,771,000 or 2.8% to $739,374,000 at March 31, 2001
compared to $719,603,000 at December 31, 2000. Total liabilities increased $17,435,000 or 2.7% to $663,454,000. Stockholders' equity increased $2,336,000 or 3.2% to $75,920,000.

    Loans decreased $4,873,000 or 1.0% to $463,599,000 at March 31, 2001
compared to $468,471,000 at December 31, 2000. Commercial loans decreased $2,138,000; real estate construction loans decreased $648,000; real estate mortgage loans increased $1,082,000; and consumer loans decreased $3,169,000. The increase in real estate mortgage loans reflects increased activity due to favorable rates that currently exist in the markets. The decreases in commercial and consumer loans are reflective of lower rates in the markets that the Company is unwilling to match, primarily in the area of automobile financing.

   Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $7,832,000 or 1.69% of total loans at March 31, 2001 compared to $8,082,000 or 1.73% of total loans at December 31, 2000. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)


                                                        MARCH 31, 2001                      DECEMBER 31, 2000
                                               ----------------------------------    ---------------------------------
                                                                       % OF                                % OF
                                                  BALANCE          GROSS LOANS          BALANCE         GROSS LOANS
                                               ---------------    ---------------    ---------------   ---------------
Nonaccrual loans:
   Commercial                                        $ 2,846               .61%           $  2,648              .57%
   Real estate:
      Construction                                       689               .15               1,006              .22
      Mortgage                                         3,666               .79               3,584              .77
   Consumer                                              132               .03                 453              .09
                                               ---------------    ---------------    ---------------   ---------------

                                                       7,333              1.58               7,691             1.65
                                               ---------------    ---------------    ---------------   ---------------

Loans contractually past-due 90 days
  or more and still accruing:
      Commercial                                        ----              ----                ----             ----
      Real estate:
         Construction                                   ----              ----                ----             ----
         Mortgage                                        436               .10                 237              .05
      Consumer                                            63               .01                 154              .03
                                               ---------------    ---------------    ---------------   ---------------

                                                         499               .11                 391              .08
                                               ---------------    ---------------    ---------------   ---------------

         Restructured loans                             ----              ----                ----             ----
                                               ---------------    ---------------    ---------------   ---------------

            Total nonperforming loans                  7,832               1.69%             8,082              1.73%
                                                                  ===============                      ===============

            Other real estate                             10                                    36
            Repossessions                                161                                   143
                                               ---------------                       ---------------

            Total nonperforming assets               $ 8,003                              $  8,261
                                               ===============                       ===============


    The allowance for loan losses was 90.36% of nonperforming loans at March 31, 2001 compared to 85.87% of nonperforming loans at December 31, 2000.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 2001 and 2000, which would have been recorded under the original terms those loans, was approximately $233,000 and $122,000 for the three months ended March 31, 2001 and 2000, respectively. Approximately $23,000 and $86,000 was actually recorded as interest income on such loans for the three months ended March 31, 2001 and 2000, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at March 31, 2001 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $2,061,000 which are not included in the nonaccrual table above but are considered by management to be "impaired". The $2,061,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $200,000. The average balance of nonaccrual and other "impaired" loans for the first three months of 2001 was approximately $7,121,000. At March 31, 2001 the portion of the allowance for loan losses allocated to impaired loans was $1,500,000 compared to $1,565,000 at December 31, 2000.

    As of March 31, 2001 and December 31, 2000 approximately $6,503,000 and $5,098,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

    Investment in debt and equity securities classified as available-for-sale increased $26,073,000 or 19.5% to $159,527,000 at March 31, 2001 compared to
$133,454,000 at December 31, 2000. As allowed upon adoption of SFAS 133, the Company took advantage of the opportunity to transfer its held-to-maturity portfolio to its available-for-sale portfolio. This transfer was made effective January 1, 2001. At the time of transfer the amortized cost of the securities transferred was $22,463,000 and the fair value was $22,676,000. Investments classified as available-for-sale are carried at fair value. During 2001, the market valuation account was increased $1,705,000 to $2,740,000 to reflect the fair value of available-for-sale investments at March 31,

2001 and the net after tax increase resulting from the change in the market valuation adjustment of $1,119,000 increased the stockholders' equity component to $1,777,000 at March 31, 2001. At December 31, 2000 the market valuation account for the available-for-sale investments of $1,035,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $658,000 was reflected as a separate positive component of stockholders' equity.

    As a result of the transfer of securities previously discussed, investments in debt securities classified as held-to-maturity decreased $22,463,000 or 100.0% to zero at March 31, 2001 compared to $22,463,000 at December 31, 2000. Investments classified as held-to-maturity are carried at amortized cost. At December 31, 2000 the aggregate fair value of the Company's held-to-maturity investment portfolio was approximately $213,000 more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $23,400,000 or 47.8% to $72,324,000 at March 31, 2001 compared to $48,924,000 at December 31, 2000. Most of this increase reflects funds received from called securities that have not been reinvested and are being held in federal funds sold.

    Premises and equipment decreased $1,078,000 or 6.8% to $14,713,000 at March 31, 2001 compared to $15,791,000 at December 31, 2000. The decrease reflects sales and retirements of premises and equipment of $1,356,000 and depreciation expense of $321,000, offset by purchases for premises and equipment of $599,000.

    Total deposits increased $1,973,000 or 0.3% to $578,236,000 at March 31, 2001 compared to $576,263,000 at December 31, 2000.

    Federal funds purchased and securities sold under agreements to repurchase increased $16,428,000 or 100.2% to $32,826,000 at March 31, 2001 compared to
$16,398,000 at December 31, 2000 due primarily to the award of a large public fund account at ENB.

    The increase in stockholders' equity reflects net income of $1,761,000 less dividends declared of $544,000 and $1,119,000 change in unrealized holding gains, net of taxes, on investment in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 2000.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an

Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after September 15, 1999 to fiscal years beginning after September 15, 2000. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 138), which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities, and for decisions made by the FASB relating to the Derivative Implementation Group (DIG) process. The Company has adopted SFAS 133 as amended effective January 1, 2001, but since the Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on the Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the amortized cost of the securities transferred was $22,463,000 and the fair value was $22,676,000. The difference was an unrealized gain recorded net of tax as other comprehensive income.

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities that replaces SFAS No. 125. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. The standards are based on the consistent application of the financial components approach, where after a transfer, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial liabilities when extinguished.

        This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000.

        A transfer of financial assets in which the transferor surrenders control is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This Statement requires that liabilities and derivatives transferred be initially measured at fair value, if practicable. Servicing assets and other retained interest in the transferred assets are to be measured by allocating the previous carrying amount between the assets and retained interests sold, if any, based on their relative fair values on the date of transfer.

        This Statement requires that servicing assets and liabilities be subsequently measured by amortization in proportion to and over the period estimated net servicing income or loss, and assessment for asset impairment or increased obligation based on fair value.

        This Statement requires that a liability be derecognized if the debtor pays the creditor and is relieved of its obligation for the liability, or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

        The implementation of this Statement did not have a material effect on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At March 31, 2001, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 1 to 2% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 2% at December 31, 2000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                               None

Item 2.  Changes in Securities                                           None

Item 3.  Defaults Upon Senior Securities                                 None

Item 4.  Submission of Matters to a Vote of Security Holders             None

Item 5.  Other Information                                               None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit No.      Description
-----------      ------------
   3.1           Articles of Incorporation of the Company (filed as Exhibit 3(a)
                 to the Company's Registration Statement on Form S-4
                 (Registration No. 33-54166) and incorporated herein by reference).

   3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission file number 0-23636) and incorporated herein by reference).

   4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File number 0-23636) and incorporated herein by reference).





(b)      Reports on Form 8-K.

         No reports were filed on Form 8-K for the three month period ended March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
        ----
                                           -----------------------------------
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    May 10, 2001                               Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           -----------------------------------
                                           Richard G. Rose, Treasurer
    May 10, 2001

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                            March 31, 2001 Form 10-Q


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




    3.2      Bylaws of the Company (filed as Exhibit 3.2 to the
             Company's Annual Report on Form 10-K for the fiscal
             year ended December 31, 2000 (Commission file number
             0-23636) and incorporated herein by reference).               **




      4      Specimen certificate representing shares of the
             Company's $1.00 par value common stock (filed as
             Exhibit 4 to the Company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 2000 (Commission
             file number 0-23636) and incorporated herein by
             reference).                                                   **









              **  Incorporated by reference.