Form 10-Q
period 2001-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2001-08-10
CIK 893847

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            MISSOURI                                              43-1626350
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI 65101
              ----------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (573) 761-6100
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                         if changed sincelast report.)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   As of August 10, 2001, the registrant had 2,863,493 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 35 pages
                      Index to Exhibits located on page 35

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      JUNE 30,          DECEMBER 31,
                                                        2001                2000
                                                    ------------        -----------
ASSETS
Loans:
  Commercial                                        $144,579,173       $151,329,889
  Real estate -- construction                         20,883,000         20,500,000
  Real estate -- mortgage                            245,737,910        238,157,787
  Consumer                                            52,955,631         58,483,757
                                                    ------------       ------------
                                                     464,155,714        468,471,433
  Less allowance for loan losses                       7,178,837          6,939,991
                                                    ------------       ------------
      Loans, net                                     456,976,877        461,531,442
                                                    ------------       ------------
Investment in debt and equity securities:
  Available-for-sale, at fair value                  148,174,166        133,453,720
  Held-to-maturity, fair value of
    $22,675,700 at December 31, 2000                         --          22,463,180
                                                    ------------       ------------
      Total investment in debt
        and equity securities                        148,174,166        155,916,900
                                                    ------------       ------------

Federal funds sold                                    62,410,131         23,550,366
Cash and due from banks                               21,045,439         25,374,115
Premises and equipment                                14,867,598         15,791,222
Accrued interest receivable                            6,413,445          6,795,268
Intangible assets                                     25,339,903         26,099,648
Other assets                                           4,654,209          4,544,385
                                                    ------------       ------------
                                                    $739,881,768       $719,603,346
                                                    ============       ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                         JUNE 30,          DECEMBER 31,
                                                           2001                2000
                                                       ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                        $ 72,650,817          68,722,835
Time deposits                                           513,077,776         507,540,052
                                                       ------------        ------------
      Total deposits                                    585,728,593         576,262,887

Federal funds purchased and
  securities sold under agreements to repurchase         22,431,122          16,398,484
Interest-bearing demand notes to U.S. Treasury            1,723,712             543,667
Other borrowed money                                     40,124,799          42,377,787
Accrued interest payable                                  3,764,372           4,420,054
Other liabilities                                         9,108,644           6,016,730
                                                       ------------        ------------
      Total liabilities                                 662,881,242         646,019,609
                                                       ------------        ------------
Stockholders' equity:
  Common Stock - $1 par value; 15,000,000 shares
    authorized; 2,863,493 shares issued and
    outstanding                                           2,863,493           2,863,493
  Surplus                                                21,955,275          21,955,275
  Retained earnings                                      50,448,806          48,106,530
  Accumulated other comprehensive income                  1,732,952             658,439
                                                       ------------        ------------
      Total stockholders' equity                         77,000,526          73,583,737
                                                       ------------        ------------
                                                       $739,881,768        $719,603,346
                                                       ============        ============

See accompanying notes to unaudited condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                 -------------------------    -------------------------
                                     2001          2000           2001         2000
                                 -----------   -----------    -----------   -----------
Interest income                  $12,586,823   $11,318,998    $25,839,752   $20,786,538

Interest expense                   6,790,265     5,926,205     14,114,006    10,665,852
                                 -----------   -----------    -----------   -----------
Net interest income                5,796,558     5,392,793     11,725,746    10,120,686

Provision for loan losses            231,000       308,000        479,000       566,000
                                 -----------   -----------    -----------   -----------
Net interest income after
  provision for loan losses        5,565,558     5,084,793     11,246,746     9,554,686

Noninterest income                 1,211,393       839,092      2,285,611     1,674,753

Noninterest expense                4,215,543     3,871,466      8,323,244     7,248,310
                                 -----------   -----------    -----------   -----------
Income before
  income taxes                     2,561,408     2,052,419      5,209,113     3,981,129

Income taxes                         892,451       638,736      1,778,709     1,223,175
                                 -----------   -----------    -----------   -----------
Net income                       $ 1,668,957    $1,413,683     $3,430,404    $2,757,954
                                 ===========   ===========    ===========   ===========

Basic and diluted
   earnings per share                  $0.58         $0.56          $1.20         $1.12
                                       =====         =====          =====         =====
Weighted average shares of
   common stock outstanding        2,863,493     2,508,177      2,863,493     2,473,114

Dividends per share:
   Declared                            $0.19         $0.19          $0.38         $0.38
                                       =====         =====          =====         =====

   Paid                                $0.19         $0.19          $0.38         $0.35
                                       =====         =====          =====         =====

See accompanying notes to condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                        --------------------------
                                                            2001           2000
                                                        -----------    -----------
Cash flows from operating activities:
  Net income                                            $ 3,430,404      2,757,954
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                               479,000        566,000
    Depreciation expense                                    640,546        562,554
    Net accretion of debt securities
     premiums and discounts                                (601,798)       (15,067)
    Amortization of intangible assets                       753,623        548,818
    Decrease (increase) in accrued
     interest receivable                                    381,823       (884,047)
    Decrease (increase) in other assets                    (493,378)       625,912
    Decrease in accrued interest payable                   (655,682)        (6,482)
    Increase in other liabilities                         3,091,914        474,957
    Net securities losses                                       --          27,710
    Other, net                                                6,122        (67,679)
  Origination of mortgage loans for sale                (39,902,291)   (11,764,897)
  Proceeds from the sale of mortgage loans
   held for sale                                         40,470,194     11,923,204
  Gain on sale of mortgage loans                           (567,903)      (158,307)
                                                        -----------    -----------
     Net cash provided by operating activities            7,032,574      4,590,630
                                                        -----------    -----------
Cash flows from investing activities:
  Net decrease (increase) in loans                        3,456,298    (27,513,070)
  Purchases of available-for-sale debt securities       (80,962,120)   (53,122,501)
  Purchases of held-to-maturity debt securities                 --        (466,231)
  Proceeds from sales of available-for-sale
   debt securities                                              --         978,878
  Proceeds from maturities of debt securities:
   Available-for-sale                                    50,790,188     47,674,751
   Held-to-maturity                                             --       3,202,937
  Proceeds from calls of debt securities:
   Available-for-sale                                    40,150,000            --
   Held-to-maturity                                             --         710,000
  Purchase of subsidiaries, net of
   cash and cash equivalents acquired                           --      (7,812,299)
  Purchases of premises and equipment                    (1,185,244)      (552,026)
  Proceed from dispositions of premises
   and equipment                                          1,468,322         49,647
  Proceeds from sales of other real estate
   owned and repossessions                                  443,798        382,853
                                                        -----------    -----------
     Net cash provided (used)
       in investing activities                           14,161,242    (36,467,061)
                                                        -----------    -----------


Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         --------------------------
                                                             2001           2000
                                                         -----------    -----------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits               3,927,982    (16,594,574)
  Net increase in interest-bearing
   transaction accounts                                    9,030,218     10,903,651
  Net increase (decrease) in time deposits                (3,492,494)    14,757,289
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase          6,032,638         20,996
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                           1,180,045       (913,559)
  Proceeds from Federal Home Loan Bank
   borrowings                                                    --      12,000,000
  Repayment of Federal Home Loan Bank
   borrowings                                               (752,988)      (237,488)
  Proceeds from other borrowed money                             --      12,000,000
  Repayment of other borrowed money                       (1,500,000)           --
  Cash dividends paid                                     (1,088,128)      (849,797)
                                                         -----------    -----------
     Net cash provided by financing activities            13,337,273     31,086,518
                                                         -----------    -----------
Net increase (decrease) in cash and
 cash equivalents                                         34,531,089       (789,913)

Cash and cash equivalents, beginning of period            48,924,481     32,601,208
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $83,455,570    $31,811,295
                                                         ===========    ===========

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                              $14,769,688     $9,751,121
   Income taxes                                              309,475        555,135

Supplemental schedule of noncash
  investing activities-
    Other real estate and repossessions
     acquired in settlement of loans                         619,267        735,194
    Transfer of securities from held-to-maturity
     to available-for-sale                                22,675,700            --

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                     Six Months Ended June 30, 2001 and 2000

          Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB), Union State Bancshares, Inc. (Union) which owns 100% of Citizens Union State Bank and Trust of Clinton (CUSB) and Mid Central Bancorp, Inc. (Mid Central) which owns 100% of Osage Valley Bank of Warsaw (OVB). Bancshares acquired ENB on April 7, 1993, Union on November 3, 1997 and Mid Central on January 3, 2000. In addition, Bancshares acquired Calhoun Bancshares, Inc. (Calhoun) and its wholly owned subsidiary, Citizens State Bank of Calhoun on May 4, 2000. Immediately upon acquisition, Calhoun Bancshares, Inc. was dissolved and Citizens State Bank was merged with Union State Bank and Trust with the surviving institution being renamed Citizens Union State Bank and Trust of Clinton (CUSB). On June 16, 2000 Bancshares acquired CNS Bancorp, Inc. (CNS) and its wholly owned subsidiary, City National Savings Bank, FSB. Immediately upon acquisition, CNS Bancorp, Inc. was dissolved and City National Savings Bank, FSB was merged with ENB. All acquisitions were accounted for as purchase transactions. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated financial statements since dates of acquisition. A summary of unaudited pro forma combined financial information for the three months and six months ended June 30, 2000 for Bancshares and acquisitions as if the transactions had occurred on January 1, 2000 follows. These pro forma presentations do not include any expense reductions that resulted from the mergers discussed above.

                               THREE MONTHS ENDED           SIX MONTH ENDED
                                    JUNE 30,                    JUNE 30,
                               -------------------          ---------------
                                     2000                          2000
                               -------------------          ---------------
        NET INTEREST INCOME       $ 5,802,716                $ 11,401,879

        NET INCOME                $ 1,307,122                $  2,508,890

        EARNINGS PER SHARE            $0.52                       $1.01


         The accompanying unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform with the 2001 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2001 and December 31, 2000, consolidated statements of earnings for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

         Stock options are the only dilutive potential common shares. At June 30, 2001, 34,929 stock options were not included in the calculation of diluted earnings per share because their effect was antidilutive.

         For the three-month and six-month periods ended June 30, 2001 and 2000, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 is summarized as follows:


                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                        -----------------------------------------------------------
                                           2001            2000               2001          2000
                                        -----------     ----------          ---------     ---------
Net income                              $ 1,668,957      1,413,683          3,430,404     2,757,954
Other comprehensive income (loss):
   Net unrealized holding
     gains (losses) on
     investments in debt
     and equity securities
     available-for-sale,
     net of taxes                           (44,129)       (12,619)         1,074,513       (31,869)
   Adjustment for net
     securities losses
     realized in net
     income, net of
     applicable income taxes                   --             --                 --          18,287

   Total other comprehensive
                                        -----------     ----------          ---------     ---------
        Income (loss)                       (44,129)       (12,619)         1,074,513       (13,582)
                                        -----------     ----------          ---------     ---------
Comprehensive income                    $ 1,624,828      1,401,064          4,504,917     2,744,372
                                        ===========     ==========          =========     =========

    Through the respective branch network, ENB, CUSB and OVB provide similar products and services in three defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton and Warsaw, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results that follow are consistent with the Company's internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United Sates of America and practices prevalent in the banking industry.

                                                                                   JUNE 30, 2001
                                                                                   -------------
                                                THE EXCHANGE     CITIZENS UNION        OSAGE
                                                NATIONAL BANK      STATE BANK       VALLEY BANK
                                                OF JEFFERSON      AND TRUST OF           OF            CORPORATE
                                                    CITY            CLINTON            WARSAW          AND OTHER           TOTAL
                                                -------------    --------------     -----------      ------------       ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses                           $304,111,515      $118,218,973      $34,646,389              --         $456,976,877
   Debt and equity securities                     66,773,542        53,623,628       27,776,996              --          148,174,166
   Total assets                                  427,446,395       242,782,010       69,568,866            84,497        739,881,768
   Deposits                                      339,661,690       191,520,196       57,597,474        (3,050,767)       585,728,593
   Stockholders' equity                           48,179,168        35,274,619        9,359,109       (15,812,370)        77,000,526
                                                ============      ============      ===========      ============       ============

                                                                                 DECEMBER 30, 2001
                                                                                 -----------------
                                                THE EXCHANGE     CITIZENS UNION        OSAGE
                                                NATIONAL BANK      STATE BANK       VALLEY BANK
                                                OF JEFFERSON      AND TRUST OF           OF            CORPORATE
                                                    CITY            CLINTON            WARSAW          AND OTHER           TOTAL
                                                -------------    --------------     -----------      ------------       ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses                           $307,896,826      $124,074,520      $29,560,096              --         $461,531,442
   Debt and equity securities                     59,926,441        68,896,826       27,093,633              --          155,916,900
   Total assets                                  411,937,825       241,626,885       65,006,410         1,032,226        719,603,346
   Deposits                                      331,374,737       194,121,199       53,974,652        (3,207,701)       576,262,887
   Stockholders' equity                           46,953,624        34,422,578        9,079,936       (16,872,401)        73,583,737
                                                ============      ============      ===========      ============       ============

                                                                         THREE MONTHS ENDED JUNE 30, 2001
                                                                         --------------------------------
                                                THE EXCHANGE     CITIZENS UNION        OSAGE
                                                NATIONAL BANK      STATE BANK       VALLEY BANK
                                                OF JEFFERSON      AND TRUST OF           OF            CORPORATE
                                                    CITY            CLINTON            WARSAW          AND OTHER           TOTAL
                                                -------------    --------------     -----------      ------------       ------------
Statement of earnings
information:
   Total interest income                         $7,523,340        $3,804,960       $1,258,523              --          $12,586,823
   Total interest expense                         3,805,761         2,081,567          584,704           318,233          6,790,265
                                                 ----------        ----------       ----------          --------        -----------
   Net interest income                            3,717,579         1,723,393          673,819          (318,233)         5,796,558
   Provision for loan losses                        150,000            75,000            6,000              --              231,000
   Noninterest income                               966,880           188,722           55,791              --            1,211,393
   Noninterest expense                            2,516,343         1,235,690          382,553            80,957          4,215,543
   Income taxes                                     646,800           236,872          141,879          (133,100)           892,451
                                                 ----------        ----------       ----------          --------        -----------
   Net income (loss)                              1,371,316           364,553          199,178          (266,090)         1,668,957
                                                 ==========        ==========       ==========          ========        ===========

                                                                         THREE MONTHS ENDED JUNE 30, 2000
                                                                         --------------------------------
                                                THE EXCHANGE     CITIZENS UNION        OSAGE
                                                NATIONAL BANK      STATE BANK       VALLEY BANK
                                                OF JEFFERSON      AND TRUST OF           OF            CORPORATE
                                                    CITY            CLINTON            WARSAW          AND OTHER           TOTAL
                                                -------------    --------------     -----------      ------------       ------------
Statement of earnings
information:
   Total interest income                         $6,816,700        $3,477,679       $1,013,598         $  11,021        $11,318,998
   Total interest expense                         3,305,331         1,752,733          503,061           365,080          5,926,205
                                                 ----------        ----------       ----------         ---------        -----------
   Net interest income                            3,511,369         1,724,946          510,537          (354,059)         5,392,793
   Provision for loan losses                        225,000            80,000            3,000              --              308,000
   Noninterest income                               621,435           168,091           49,566              --              839,092
   Noninterest expense                            2,237,447         1,144,455          334,108           155,456          3,871,466
   Income taxes                                     515,000           222,476           71,860          (170,600)           638,736
                                                 ----------        ----------       ----------         ---------        -----------
   Net income (loss)                              1,155,357           446,106          151,135          (338,915)         1,413,683
                                                 ==========        ==========       ==========         =========        ===========


                                                                          SIX MONTHS ENDED JUNE 30, 2001
                                                                          ------------------------------
                                                THE EXCHANGE     CITIZENS UNION        OSAGE
                                                NATIONAL BANK      STATE BANK       VALLEY BANK
                                                OF JEFFERSON      AND TRUST OF           OF            CORPORATE
                                                    CITY            CLINTON            WARSAW          AND OTHER           TOTAL
                                                -------------    --------------     -----------      ------------       ------------
Statement of earnings
information:
   Total interest income                        $15,346,003        $7,814,891       $2,673,148         $   5,710        $25,839,752
   Total interest expense                         7,924,369         4,310,775        1,207,027           671,835         14,114,006
                                                -----------        ----------       ----------         ---------        -----------
   Net interest income                            7,421,634         3,504,116        1,466,121          (666,125)        11,725,746
   Provision for loan losses                        300,000           150,000           29,000              --              479,000
   Noninterest income                             1,803,218           375,590          106,803              --            2,285,611
   Noninterest expense                            4,984,045         2,451,532          725,553           162,114          8,323,244
   Income taxes                                   1,263,670           496,135          295,304          (276,400)         1,778,709
                                                -----------        ----------       ----------         ---------        -----------
   Net income (loss)                              2,677,137           782,039          523,067          (551,839)         3,430,404
                                                ===========        ==========       ==========         =========        ===========

                                                                          SIX MONTHS ENDED JUNE 30, 2000
                                                                          ------------------------------
                                                THE EXCHANGE     CITIZENS UNION        OSAGE
                                                NATIONAL BANK      STATE BANK       VALLEY BANK
                                                OF JEFFERSON      AND TRUST OF           OF            CORPORATE
                                                    CITY            CLINTON            WARSAW          AND OTHER           TOTAL
                                                -------------    --------------     -----------      ------------       ------------
Statement of earnings
information:
   Total interest income                        $12,797,218        $5,970,391       $1,999,818            19,111        $20,786,538
   Total interest expense                         6,113,298         2,967,678        1,002,891           581,985         10,665,852
                                                -----------        ----------       ----------          --------        -----------
   Net interest income                            6,683,920         3,002,713          996,927          (562,874)        10,120,686
   Provision for loan losses                        450,000           110,000            6,000              --              566,000
   Noninterest income                             1,258,813           313,829          102,111              --            1,674,753
   Noninterest expense                            4,272,817         2,035,494          659,651           280,348          7,248,310
   Income taxes                                     971,000           392,643          141,032          (281,500)         1,223,175
                                                -----------        ----------       ----------          --------        -----------
   Net income (loss)                              2,248,916           778,405          292,355          (561,722)         2,757,954
                                                ===========        ==========       ==========          ========        ===========

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

    Net income for the three months ended June 30, 2001 of $1,669,000 increased $255,000 when compared to the second quarter of 2000. Earnings per common share for the second quarter of 2001 of $0.58 increased 2 cents or 3.6% when compared to the second quarter of 2000. Net income for the six months ended June 30, 2001 of $3,430,000 increased $672,000 when compared to the first six months of 2000.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (DOLLARS EXPRESSED IN THOUSANDS)

                                                    THREE MONTHS          SIX MONTHS
                                                        ENDED               ENDED
                                                       JUNE 30,            JUNE 30,
                                                   ----------------    -----------------
                                                    2001      2000       2001      2000
                                                  -------   -------    -------   -------
    Interest income                               $12,587    11,319     25,840    20,786
    Fully taxable equivalent (FTE) adjustment         206       131        414       344
                                                  -------   -------    -------   -------
    Interest income (FTE basis)                    12,793    11,450     26,254    21,130
    Interest expense                                6,790     5,926     14,114    10,666
                                                  -------   -------    -------   -------
    Net interest income (FTE basis)                 6,003     5,524     12,140    10,464

    Provision for loan losses                         231       308        479       566
                                                  -------   -------    -------   -------
    Net interest income after provision
       for loan losses (FTE basis)                  5,772     5,216     11,661     9,898
    Noninterest income                              1,211       839      2,285     1,675
    Noninterest expense                             4,216     3,871      8,323     7,248
                                                  -------   -------    -------   -------
    Earnings before income taxes
       (FTE basis)                                  2,767     2,184      5,623     4,325
                                                  -------   -------    -------   -------
    Income taxes                                      892       639      1,779     1,223
    FTE adjustment                                    206       131        414       344
                                                  -------   -------    -------   -------
    Income taxes (FTE basis)                        1,098       770      2,193     1,567
                                                  -------   -------    -------   -------
    Net income                                    $ 1,669     1,414      3,430     2,758
                                                  =======   =======    =======   =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS
   ENDED JUNE 30, 2000

     Net interest income on a fully taxable equivalent basis increased $479,000 or 8.7% to $6,003,000 or 3.59% of average earning assets for the second quarter of 2001 compared to $5,524,000 or 3.93% of average earning assets for the same period of 2000. The provision for loan losses for the three months ended June 30, 2001 was $231,000 compared to $308,000 for the same period of 2000.

   Noninterest income and noninterest expense for the three month periods ended June 30, 2001 and 2000 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                               THREE MONTHS
                                                  ENDED
                                                 JUNE 30,       INCREASE(DECREASE)
                                             ----------------   ------------------
                                              2001     2000      AMOUNT      %
                                             -------  -------   --------  --------
NONINTEREST INCOME
   Service charges on deposit accounts      $   469      393         76     19.3 %
   Trust department income                      110       94         16     17.0
   Brokerage income                              20       20         --      --
   Mortgage loan servicing fees                 127      126          1      0.8
   Gain on sales of mortgage loans              333       88        245    278.4
   Credit card fees                              38       35          3      8.6
   Other                                        114       83         31     37.3
                                            -------  -------    -------
                                            $ 1,211      839        372     44.3 %
                                            =======  =======    =======
NONINTEREST EXPENSE
   Salaries and employee benefits           $ 2,101    1,778        323     18.2 %
   Occupancy expense, net                       244      209         35     16.7
   Furniture and equipment expense              385      368         17      4.6
   FDIC insurance assessment                     35       33          2      6.1
   Advertising and promotion                    118       82         36     43.9
   Postage, printing, and supplies              227      176         51     29.0
   Legal, examination, and
      professional fees                         102      150        (48)   (32.0)
   Credit card expenses                          24       24         --      --
   Credit investigation and loan
      collection expenses                        56       39         17     43.6
   Amortization of intangible assets            378      315         63     20.0
   Other                                        546      697       (151)   (21.7)
                                            -------  -------    -------
                                            $ 4,216    3,871        345      8.9 %
                                            =======  =======    =======

    Noninterest income increased $372,000 or 44.3% to $1,211,000 for the second quarter of 2001 compared to $839,000 for the same period of 2000. Service charges on deposit accounts increased $76,000 or 19.3% due primarily to the institution of a new overdraft program at ENB. This program has generated an increase of $85,000 in insufficient fund (NSF) fees collected this year compared to the same period last year. Gains on sales of mortgage loans increased $245,000 or 278.4% due to an increase in volume of loans originated and sold to the secondary market from approximately $7,168,000 in the second quarter of 2000 to approximately $23,316,000 for the second quarter of 2001. The increase in volume of loans sold is a result of increased refinancing activity and new mortgage lending as a result of lower mortgage rates in effect during 2001 compared to those in effect during 2000.

    Noninterest expense increased $345,000 or 8.9% to $4,216,000 for the second quarter of 2001 compared to $3,871,000 for the second quarter of 2000. Approximately $265,000 of this increase was related to the acquisitions of CNS and Calhoun. Excluding the increases associated with the acquisitions, salaries and benefits increased $150,000 or 8.4%. The $35,000 or 16.7% increase in occupancy expense and the $17,000 or 4.6% increase in furniture and equipment expense are also primarily related to the acquisitions. The $36,000 or 43.9% increase in advertising and promotion is due in part to additional product advertising at ENB related to trust services and internet banking. The $51,000 or 29.0% increase in postage, printing and supplies reflects costs incurred by the banks' for compliance with the privacy provisions of the Gramm-Leach-Bliley act. The entire increase in amortization of intangible assets is related to the acquisitions. The $151,000 or 21.7% decrease in other non-interest expense reflects approximately $108,000 of expenses in the second quarter of 2000 related to the merger of Citizens Bank and Union State Bank and Trust and the subsequent name change of the combined institutions. These expenses included costs associated with public relation functions, promotional items, and stationery and supplies expenses.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 34.8% for the second quarter of 2001 compared to 31.1% for the second quarter of 2000. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 39.7% for the second quarter of 2001 and 35.3% for the second quarter of 2000. The increase in the effective income tax rate reflects a reduction in the tax-exempt portion of the investment portfolio.



SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net interest income on a fully taxable equivalent basis increased $1,676,000 or 16.0% to $12,140,000 or 3.66% of average earning assets for the first six months of 2001 compared to $10,464,000 or 3.98% of average earning assets for the same period of 2000. The provision for loan losses for the six months ended June 30, 2001 was $479,000 compared to $566,000 for the same period of 2000.

  Noninterest income and noninterest expense for the six month periods ended June 30, 2001 and 2000 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                               SIX MONTHS
                                                 ENDED
                                                JUNE 30,       INCREASE(DECREASE)
                                            ----------------   ------------------
                                             2001     2000      AMOUNT      %
                                            -------  -------   --------  --------
NONINTEREST INCOME
   Service charges on deposit accounts     $   924      721        203     28.2 %
   Trust department income                     219      314        (95)   (30.3)
   Brokerage income                             44       48         (4)    (8.3)
   Mortgage loan servicing fees                240      242         (2)    (0.8)
   Gain on sales of mortgage loans             568      158        410    259.5
   Net loss on sales and calls
    of debt securities                          --      (28)        28    100.0
   Credit card fees                             75       72          3      4.2
   Other                                       216      148         68     45.9
                                           -------  -------    -------
                                           $ 2,286    1,675        611     36.5 %
                                           =======  =======    =======
NONINTEREST EXPENSE
   Salaries and employee benefits          $ 4,202    3,531        671     19.0 %
   Occupancy expense, net                      491      411         80     19.5
   Furniture and equipment expense             752      717         35      4.9
   FDIC insurance assessment                    69       57         12     21.1
   Advertising and promotion                   194      140         54     38.6
   Postage, printing, and supplies             390      317         73     23.0
   Legal, examination, and
      professional fees                        226      281        (55)   (19.6)
   Credit card expenses                         48       50         (2)    (4.0)
   Credit investigation and loan
      collection expenses                      102       80         22     27.5
   Amortization of intangible assets           754      549        205     37.3
   Other                                     1,095    1,115        (20)    (1.8)
                                           -------  -------    -------
                                           $ 8,323    7,248      1,075     14.8 %
                                           =======  =======    =======

     Noninterest income increased $611,000 or 36.5% to $2,286,000 for the first six months of 2001 compared to $1,675,000 for the same period of 2000. Service charges on deposit accounts increased $203,000 or 28.2% primarily due to the institution of a new overdraft program at ENB. This program has generated an increase of $164,000 in NSF fees collected during the first six months of this year compared to the same period last year. The balance of the increase in service charge income is mainly attributed to the acquisitions made during the second quarter of the prior year. Gains on sales of mortgage loans increased $410,000 or 259.5% due to an increase in volume of loans originated and sold to the secondary market from approximately $11,765,000 during the first six months of 2000 to approximately $39,902,000 during the same period in 2001. The increase in volume of loans sold is a result of increased refinancing activity and new mortgage lending as a result of lower mortgage rates in effect during 2001 compared to those in effect during 2000.

        Noninterest expense increased $1,075,000 or 14.8% to $8,323,000 for the first six months of 2001 compared to $7,248,000 for the first six months of 2000. Approximately $747,000 of this increase was related to the acquisitions of CNS and Mid Central. Excluding the increases associated with the acquisitions, salaries and benefits increased $219,000 or 6.2%. The $80,000 or 19.5% increase in occupancy expense and the $35,000 or 4.9% increase in furniture and equipment expense are also primarily related to the acquisitions. The $54,000 or 38.6% increase in advertising and promotion is due in part to additional product advertising at ENB related to trust services and internet banking. The $73,000 or 23.0% increase in postage, printing and supplies reflects costs incurred by the banks' for compliance with the privacy provisions of the Gramm-Leach-Bliley act. The entire increase in amortization of intangible assets is related to the acquisitions.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 34.1% for the first six months of 2001 compared to 30.7% for the first six months of 2000. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 39.0% for the first six months of 2001 and 36.2% for the first six months of 2000. The increase in the effective income tax rate reflects a reduction in the tax-exempt portion of the investment portfolio.

NET INTEREST INCOME

        Fully taxable equivalent net interest income increased $479,000 or 8.7% and $1,676,000 or 16.0% respectively for the three month and six month periods ended June 30, 2001 compared to the corresponding periods in 2000. Even though the net interest margins decreased during both periods, net interest income increased due to increased net earning assets during the respective periods. In addition, approximately $114,000 and $476,000 of the increases for the respective periods reflects income recognized from accelerated discount accretion on called securities during the first and second quarters of 2001.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 2001 and 2000.

(DOLLARS EXPRESSED IN THOUSANDS)

                                    THREE MONTHS ENDED                     THREE MONTHS ENDED
                                       JUNE 30, 2001                          JUNE 30, 2000
                             ---------------------------------      ---------------------------------
                                          INTEREST      RATE                     INTEREST       RATE
                             AVERAGE      INCOME/      EARNED/      AVERAGE      INCOME/      EARNED/
                             BALANCE     EXPENSE/1/    PAID/1/      BALANCE     EXPENSE/1     PAID/1/
                             --------    ----------    -------      --------    ---------     -------
ASSETS
Loans:/2/
 Commercial                  $148,180        $3,089      8.36%      $133,014        $2,973      8.96%
 Real estate                  259,735         5,334      8.24        208,702         4,568      8.78
 Consumer                      52,735         1,218      9.26         58,161         1,249      8.61
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies                   112,494         1,817      6.48        108,493         1,798      6.65
  State and municipal          38,009           667      7.04         39,294           618      6.31
  Other                         5,052            75      5.95          3,052            50      6.57
Federal funds sold             52,886           570      4.32         10,693           165      6.19
Interest-bearing
 deposits                       1,958            23      4.71          2,479            29      4.69
                             --------        ------                 --------        ------
  Total interest
   earning assets             671,049        12,793      7.65        563,888        11,450      8.14

All other assets               73,104                                 58,568
Allowance for loan
 losses                        (7,109)                                (5,825)
                             --------                               --------
  Total assets               $737,044                               $616,631
                             ========                               ========



Continued on next page

                                       THREE MONTHS ENDED                    THREE MONTHS ENDED
                                          JUNE 30, 2001                         JUNE 30, 2000
                                ---------------------------------     ---------------------------------
                                             INTEREST      RATE                    INTEREST      RATE
                                AVERAGE      INCOME/      EARNED/     AVERAGE      INCOME/       EARNED/
                                BALANCE     EXPENSE/1/    PAID/1/     BALANCE     EXPENSE/1/     PAID/1/
                                -------     ----------    -------     -------     ----------     -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts                    $ 89,474         $ 558      2.50%     $ 84,518        $  594      2.82%
Savings                           47,430           296      2.50        42,753           298      2.80
Money market                      59,076           491      3.33        52,717           518      3.94
Deposits of
 $100,000 and over                32,216           528      6.57        31,830           438      5.52
Other time deposits              284,076         3,991      5.64       211,322         2,983      5.66
                                --------        ------                --------        ------
  Total time deposits            512,272         5,864      4.59       423,140         4,831      4.58

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                       30,329           285      3.77        21,348           317      5.96
Interest-bearing demand
 notes to U.S. Treasury              735             7      3.82         1,418            20      5.66
Other borrowed money              40,142           634      6.33        46,910           758      6.48
                                --------        ------                --------        ------
  Total interest-
   bearing
   liabilities                   583,478         6,790      4.67       492,816         5,926      4.82
                                                ------                                ------
Demand deposits                   64,464                                62,760
Other liabilities                 12,341                                 5,326
                                --------                              --------
  Total liabilities              660,283                               560,902
Stockholders' equity              76,761                                55,729
                                --------                              --------
  Total liabilities
   and stockholders'
   equity                       $737,044                              $616,631
                                ========                              ========
Net interest income                             $6,003                                $5,524
                                                ======                                ======
Net interest margin/4/                                      3.59%                                 3.93%
                                                            ====                                  ====

----------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%. Such adjustments were $206,000 in 2001 and $131,000 in 2000.

/2/      Non-accruing loans are included in the average amounts outstanding.

/3/      Average balances based on amortized cost.

/4/      Net interest income divided by average total interest earning assets.

                                     SIX MONTHS ENDED                     SIX MONTHS ENDED
                                      JUNE 30, 2001                        JUNE 30, 2000
                           ---------------------------------     --------------------------------
                                        INTEREST      RATE                    INTEREST      RATE
                           AVERAGE      INCOME/      EARNED/     AVERAGE      INCOME/     EARNED/
                           BALANCE     EXPENSE/1/    PAID/1/     BALANCE     EXPENSE/1    PAID/1/
                           --------    ----------    -------     --------    ---------    -------
ASSETS
Loans:/2/
 Commercial                $148,371        $6,336      8.61%     $124,610        $5,456      8.83%
 Real estate                259,570        10,721      8.33       196,052         8,339      8.58
 Consumer                    54,305         2,472      9.18        55,770         2,378      8.60
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies                 116,923         4,147      7.15       100,814         3,255      6.51
  State and municipal        38,513         1,363      7.14        37,155         1,262      6.85
  Other                       4,554           120      5.31         4,136           124      6.05
Federal funds sold           43,936         1,029      4.72         8,193           243      5.98
Interest-bearing
 deposits                     2,657            66      5.01         2,816            73      5.23
                           --------        ------                --------        ------
  Total interest
   earning assets           668,829        26,254      7.92       529,546        21,130      8.05
All other assets             72,833                                56,037
Allowance for loan
 losses                      (7,046)                               (5,472)
                           --------                              --------
  Total assets             $734,616                              $580,111
                           ========                              ========


Continued on next page

                                      SIX MONTHS ENDED                     SIX MONTHS ENDED
                                        JUNE 30, 2001                        JUNE 30, 2000
                             ---------------------------------     --------------------------------
                                          INTEREST      RATE                    INTEREST      RATE
                             AVERAGE      INCOME/      EARNED/     AVERAGE      INCOME/     EARNED/
                             BALANCE     EXPENSE/1/    PAID/1/     BALANCE     EXPENSE/1    PAID/1/
                             --------    ----------    -------     --------    ----------   -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts                 $ 90,485       $ 1,206      2.69%     $ 82,758       $ 1,151      2.80%
Savings                        46,031           603      2.64        40,795           568      2.81
Money market                   58,905         1,075      3.68        48,851           944      3.90
Deposits of
 $100,000 and over             34,094         1,095      6.48        30,449           813      5.38
Other time deposits           285,068         8,183      5.79       196,504         5,337      5.48
                             --------        ------                --------        ------
  Total time deposits         514,583        12,162      4.77       399,357         8,813      4.45

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                    29,550           648      4.42        21,238           590      5.60
Interest-bearing demand
 notes to U.S. Treasury           762            18      4.76         1,156            35      6.11
Other borrowed money           40,775         1,286      6.36        38,624         1,228      6.41
                             --------        ------                --------        ------
  Total interest-
   bearing
   liabilities                585,670        14,114      4.86       460,375        10,666      4.67
                                             ------                                ------
Demand deposits                61,566                                58,737
Other liabilities              11,734                                 4,550
                             --------                              --------
  Total liabilities           658,970                               523,662
Stockholders' equity           75,646                                56,449
                             --------                              --------
  Total liabilities
   and stockholders'
   equity                    $734,616                              $580,111
                             ========                              ========
Net interest income                         $12,140                               $10,464
                                            =======                               =======
Net interest margin/4/                                   3.66%                                 3.98%
                                                         ====                                  ====

----------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34. Such adjustments were $414,000 in 2001 and $344,000 in 2000.

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

(DOLLARS EXPRESSED IN THOUSANDS)


                                      THREE MONTHS ENDED JUNE 30, 2001
                                              COMPARED TO
                                      THREE MONTHS ENDED JUNE 30, 2000
                                      --------------------------------
                                                     CHANGE DUE TO
                                       TOTAL         -------------
                                       CHANGE     VOLUME      RATE
                                      --------   --------   ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $   116        324       (208)
  Real estate /2/                         766      1,062       (296)
  Consumer                                (31)      (121)        90
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                    19         66        (47)
  State and municipal /2/                  49        (20)        69
  Other                                    25         30         (5)
Federal funds sold                        405        469        (64)
Interest-bearing deposits                  (6)        (6)         0
                                      -------    -------   --------
    Total interest income               1,343      1,804       (461)

INTEREST EXPENSE:
NOW accounts                              (36)        34        (70)
Savings                                    (2)        31        (33)
Money market                              (27)        58        (85)
Deposits of
  $100,000 and over                        90          5         85
Other time deposits                     1,008       1,022       (14)
Federal funds purchased
 and securities sold under
 agreements to repurchase                 (32)       107       (139)
Interest-bearing demand
  notes to U.S. Treasury                  (13)        (8)        (5)
Other borrowed money                     (124)      (107)       (17)
                                      -------    -------   --------
    Total interest expense                864      1,142       (278)
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   479        662       (183)
                                      =======    =======   ========

-----------
/1/      Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $206,000 in 2001 and $131,000 in 2000.

(DOLLARS EXPRESSED IN THOUSANDS)

                                     SIX MONTHS ENDED JUNE 30, 2001
                                              COMPARED TO
                                     SIX MONTHS ENDED JUNE 20, 2000
                                     ------------------------------
                                                     CHANGE DUE TO
                                       TOTAL         -------------
                                       CHANGE     VOLUME      RATE
                                      --------   --------   ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $   880      1,019       (139)
  Real estate /2/                       2,382      2,630       (248)
  Consumer                                 94        (63)       157
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                   892        552        340
  State and municipal /2/                 101         47         54
  Other                                    (4)        12        (16)
Federal funds sold                        786        847        (61)
Interest-bearing deposits                  (7)        (4)        (3)
                                      -------    -------   --------
    Total interest income               5,124      5,040         84

INTEREST EXPENSE:
NOW accounts                               55        104        (49)
Savings                                    35         70        (35)
Money market                              131        185        (54)
Deposits of
  $100,000 and over                       282        104        178
Other time deposits                     2,846      2,527        319
Federal funds purchased
 and securities sold under
 agreements to repurchase                  58        199       (141)
Interest-bearing demand
  notes to U.S. Treasury                  (17)       (10)        (7)
Other borrowed money                       58         68        (10)
                                      -------    -------   --------
    Total interest expense              3,448      3,247        201
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $ 1,676      1,793       (117)
                                      =======    =======   ========

-----------
/1/      Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $414,000 in 2001 and $344,000 in 2000.

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

    The allowance for loan losses was decreased by net loan charge-offs of $111,000 for the first quarter of 2001 and $129,000 for the second quarter of 2001. That compares to net loan recoveries of $7,000 for the first quarter of 2000 and $131,000 for the second quarter of 2000. The allowance for loan losses was increased by a provision charged to expense of $248,000 for the first quarter of 2001 and $231,000 for the second quarter of 2001. That compares to $258,000 for the first quarter of 2000 and $308,000 for the second quarter of 2000.

    The balance of the allowance for loan losses was $7,179,000 at June 30, 2001 compared to $6,940,000 at December 31, 2000 and $6,612,000 at June 30, 2000. The
allowance for loan losses as a percent of outstanding loans was 1.55% at June 30, 2001 compared to 1.48% at December 31, 2000 and 1.39% at June 30, 2000.


                               FINANCIAL CONDITION

    Total assets increased $20,279,000 or 2.8% to $739,882,000 at June 30, 2001
compared to $719,603,000 at December 31, 2000. Total liabilities increased $16,862,000 or 2.6% to $662,881,000. Stockholders' equity increased $3,417,000 or 4.6% to $77,001,000.

    Loans decreased $4,315,000 or 0.9% to $464,156,000 at June 30, 2001 compared to $468,471,000 at December 31, 2000. Commercial loans decreased $6,751,000; real estate construction loans increased $383,000; real estate mortgage loans increased $7,580,000; and consumer loans decreased $5,528,000. The increase in real estate mortgage loans reflects increased activity due to favorable rates that currently exist in the markets. Of the $7,580,000 increase in mortgage loans, approximately $3,177,000 reflects loans that will be sold in the secondary market. The decreases in commercial and consumer loans are reflective of lower rates in the markets that the Company is unwilling to match, primarily in the area of automobile financing.

   Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $7,402,000 or 1.60% of total loans at June 30, 2001 compared to $8,082,000 or 1.73% of total loans at December 31, 2000. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                               JUNE 30, 2001     DECEMBER 31, 2000
                                             -----------------   -----------------
                                                          % OF                % OF
                                                         GROSS               GROSS
                                             BALANCE     LOANS   BALANCE     LOANS
                                             -------     -----   -------     -----
     Nonaccrual loans:
         Commercial                           $2,666      .58%    $2,648      .57%
         Real Estate:
           Construction                          689      .15      1,006      .22
           Mortgage                            3,622      .78      3,584      .77
         Consumer                                108      .02        453      .09
                                              ------     ----     ------     ----
                                               7,085     1.53      7,691     1.65
                                              ------     ----     ------     ----
Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                              --       --         --       --
          Real Estate:
            Construction                          --       --         --       --
            Mortgage                             274      .06        237      .05
          Consumer                                43      .01        154      .03
                                              ------     ----     ------     ----
                                                 317      .07        391      .08
                                              ------     ----     ------     ----

           Restructured loans                     --       --         --       --
                                              ------     ----     ------     ----
              Total nonperforming loans        7,402     1.60%     8,082     1.73%
                                                         ====                ====
              Other real estate                  135                  36
              Repossessions                      220                 143
                                              ------              ------
              Total nonperforming assets      $7,757              $8,261
                                              ======              ======

    The allowance for loan losses was 97.00% of nonperforming loans at June 30, 2001 compared to 85.87% of nonperforming loans at December 31, 2000. The Company has allocated $1,097,000 of the allowance for loan losses at June 30, 2001 which it believes adequately covers any exposure on these specific credits.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 2001 and 2000, which would have been recorded under the original terms those loans, was approximately $385,000 and $237,000 for the six months ended June 30, 2001 and 2000, respectively. Approximately $47,000 and $159,000 was actually recorded as interest income on such loans for the six months ended June 30, 2001 and 2000, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 2001 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $2,107,000 which are not included in the table above but are considered by management to be "impaired". The $2,107,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $200,000. The average balance of nonaccrual and other "impaired" loans for the first six months of 2001 was approximately $9,223,000. At June 30, 2001 the allowance for loan losses on impaired loans was $1,614,000 compared to $1,565,000 at December 31, 2000.

    As of June 30, 2001 and December 31, 2000 approximately $8,642,000 and $5,098,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

    Investment in debt and equity securities classified as available-for-sale increased $14,720,000 or 11.0% to $148,174,000 at June 30, 2001 compared to
$133,454,000 at December 31, 2000. As allowed upon adoption of SFAS 133, the Company transferred its held-to-maturity portfolio to its available-for-sale portfolio. This transfer was made effective January 1, 2001. At the time of transfer the amortized cost of the securities transferred was $22,463,000 and the fair value was $22,676,000. Investments classified as available-for-sale are carried at fair value. During 2001, the market valuation account was increased $1,661,000 to $2,695,000 to reflect the fair value of available-for-sale investments at June 30, 2001 and the net after tax increase resulting from the change in the market valuation adjustment of $1,075,000 increased the stockholders' equity component to $1,733,000 at June 30, 2001.

        At December 31, 2000 the market valuation account for the available-for-sale investments of $1,035,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $658,000 was reflected as a separate positive component of stockholders' equity.

    As a result of the transfer of securities previously discussed, investments in debt securities classified as held-to-maturity decreased $22,463,000 or 100.0% to zero at June 30, 2001 compared to $22,463,000 at December 31, 2000. Investments classified as held-to-maturity are carried at amortized cost. At December 31, 2000 the aggregate fair value of the Company's held-to-maturity investment portfolio was approximately $213,000 more than its aggregate carrying value.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $34,532,000 or 70.6% to $83,456,000 at June 30 2001 compared to $48,924,000 at December 31, 2000. Most of this increase reflects funds received from securities called prior to maturity that have not been reinvested and are being held in federal funds sold.

    Premises and equipment decreased $923,000 or 5.8% to $14,868,000 at June 30, 2001 compared to $15,791,000 at December 31, 2000. The decrease reflects sales and retirements of premises and equipment of $1,468,000 and depreciation expense of $640,000, offset by purchases for premises and equipment of $1,185,000.

    Total deposits increased $9,466,000 or 1.6% to $585,729,000 at June 30, 2001
compared to $576,263,000 at December 31, 2000. Most of this increase is attributed to increased public fund balances.

    Federal funds purchased and securities sold under agreements to repurchase increased $6,033,000 or 36.8% to $22,431,000 at June 30, 2001 compared to
$16,398,000 at December 31, 2000. The increase is primarily due increased public funds at ENB.

    The increase in stockholders' equity reflects net income of $3,430,000 less dividends declared of $1,088,000 and a $1,075,000 change in unrealized holding gains, net of taxes, on investment in debt and equity securities available-for-sale.

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

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24,287,000, unamortized identifiable intangible assets in the amount of $275,000, and no negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1,169,000 and $679,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At June 30, 2001, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 1 to 2% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 2% at December 31, 2000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                             None

Item 2.  Changes in Securities                                         None

Item 3.  Defaults Upon Senior Securities                               None


Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 13, 2001, the shareholders elected three Class III Directors, namely, Donald L. Campbell, David T. Turner, and Kevin L. Riley to serve terms expiring at the annual meeting of shareholders in 2004 and ratified the Board of Directors selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001. Class I Directors, namely, Charles G. Dudenhoeffer, Jr., Phillip D. Freeman, and James E. Smith, and Class II Directors, namely, David R. Goller, James R. Loyd, and Gus S. Wetzel, II, continue to serve terms expiring at the annual meetings of shareholders in 2002 and 2003, respectively.

               The following is a summary of votes cast. No broker non-votes were received.

                                                      Withhold
                                                      Authority/
                                            For        Against         Abstentions
                                         ---------   ------------      -----------
        Election of Directors:

        Donald L. Campbell               2,486,767          7,711            N/A

        David T. Turner                  2,480,002         14,476            N/A

        Kevin I. Riley                   2,479,428         15,050            N/A


        Ratification of KPMG LLP as
           independent auditors          2,485,027          1,349          8,102


Item 5.  Other Information                                                  None

Item 6.  Exhibits and Reports on Form 8-K.

a)      Exhibits

Exhibit No.            Description
-----------            -----------
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

    4 Specimen certificate representing shares of the Company's $1.00 par value common stock (filed as Exhibit 4 to the Company's Annual Report on Form 10-K For the fiscal year ended December 31, 1999 (Commission File number 0-23636) and incorporated herein be reference).


(b)      Reports on Form 8-K.

         No reports were filed on Form 8-K for the three month period ended June 30, 2001.

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

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
        ----                               -----------------------------------
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    August 10, 2001                        Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           -----------------------------------
                                           Richard G. Rose, Treasurer
    August 10, 2001

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                             June 30, 2001 Form 10-Q


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