Form 10-Q
period 2001-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2001-11-13
CIK 893847

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     --------------

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

                                 (573) 761-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of November 9, 2001, the registrant had 2,854,145 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 34 pages
                      Index to Exhibits located on page 34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2001            2000
                                                 ------------    ------------
ASSETS
Loans:
  Commercial                                     $140,656,317    $151,329,889
  Real estate -- construction                      23,529,000      20,500,000
  Real estate -- mortgage                         247,596,854     238,157,787
  Consumer                                         50,227,034      58,483,757
                                                 ------------    ------------
                                                  462,009,205     468,471,433
  Less allowance for loan losses                    7,303,354       6,939,991
                                                 ------------    ------------
      Loans, net                                  454,705,851     461,531,442
                                                 ------------    ------------
Investment in debt and equity securities:
  Available-for-sale, at fair value               184,056,225     133,453,720
  Held-to-maturity, fair value of
    $22,675,700 at December 31, 2000                      --       22,463,180
                                                 ------------    ------------
      Total investment in debt
        and equity securities                     184,056,225     155,916,900
                                                 ------------    ------------

Federal funds sold                                 56,922,011      23,550,366
Cash and due from banks                            20,090,501      25,374,115
Premises and equipment                             14,937,383      15,791,222
Accrued interest receivable                         6,173,427       6,795,268
Intangible assets                                  24,950,728      26,099,648
Other assets                                        4,223,649       4,544,385
                                                 ------------    ------------
                                                 $766,059,775    $719,603,346
                                                 ============    ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2001             2000
                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                   $ 65,942,178     $ 68,722,835
Time deposits                                      503,187,021      507,540,052
                                                  ------------     ------------
      Total deposits                               569,129,199      576,262,887

Federal funds purchased and
  securities sold under agreements to repurchase    63,218,351       16,398,484
Interest-bearing demand notes to U.S. Treasury       1,272,567          543,667
Other borrowed money                                40,831,205       42,377,787
Accrued interest payable                             3,309,074        4,420,054
Other liabilities                                    9,817,812        6,016,730
                                                  ------------     ------------
      Total liabilities                            687,578,208      646,019,609
                                                  ------------     ------------
Stockholders' equity:
  Common Stock - $1 par value; 15,000,000 shares
    authorized; 2,863,493 shares issued              2,863,493        2,863,493
  Surplus                                           21,970,425       21,955,275
  Retained earnings                                 51,671,703       48,106,530
  Accumulated other comprehensive income             2,227,645          658,439
  Treasury stock; 9,348 shares at cost                (251,699)             --
                                                  ------------     ------------
      Total stockholders' equity                    78,481,567       73,583,737
                                                  ------------     ------------
                                                  $766,059,775     $719,603,346
                                                  ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
              ---------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                            ------------------------    ------------------------
                                2001         2000           2001        2000
                            -----------  -----------    -----------  -----------
Interest income             $12,196,884  $12,963,234    $38,036,636  $33,749,772

Interest expense              6,163,441    7,210,067     20,277,447   17,875,919
                            -----------  -----------    -----------  -----------
Net interest income           6,033,443    5,753,167     17,759,189   15,873,853

Provision for loan losses       231,000      273,000        710,000      839,000
                            -----------  -----------    -----------  -----------
Net interest income after
  provision for loan losses   5,802,443    5,480,167     17,049,189   15,034,853

Noninterest income            1,289,655      910,295      3,597,258    2,585,049

Noninterest expense           4,402,571    4,111,909     12,747,807   11,360,220
                            -----------  -----------    -----------  -----------
Income before
  income taxes                2,689,527    2,278,553      7,898,640    6,259,682

Income taxes                    924,343      727,426      2,703,052    1,950,601
                            -----------  -----------    -----------  -----------
Net income                  $ 1,765,184   $1,551,127     $5,195,588   $4,309,081
                            ===========  ===========    ===========  ===========

Basic earnings per share          $0.62        $0.54          $1.81        $1.65
                                  =====        =====          =====        =====

Diluted earnings per share        $0.62        $0.54          $1.81        $1.65
                                  =====        =====          =====        =====

Weighted average shares of
  common stock outstanding:

     Basic                    2,860,851    2,863,493      2,862,603    2,604,190

     Diluted                  2,861,034    2,863,493      2,862,603    2,604,190

Dividends per share:
   Declared                       $0.19        $0.19          $0.57        $0.57
                                  =====        =====          =====        =====

   Paid                           $0.19        $0.19          $0.57        $0.57
                                  =====        =====          =====        =====

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ----------------------------
                                                         2001           2000
                                                   -------------   ------------
Cash flows from operating activities:
  Net income                                       $   5,195,588   $  4,309,081
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                            710,000        839,000
    Depreciation expense                                 937,698        892,111
    Net accretion of debt securities
     premiums and discounts                             (594,300)      (275,902)
    Amortization of intangible assets                  1,142,798        935,642
    Decrease (increase) in accrued
     interest receivable                                 621,841     (1,068,362)
    Decrease (increase) in other assets                 (451,566)       353,437
    Decrease (increase) in accrued interest
     payable                                          (1,110,980)       647,569
    Increase in other liabilities                      3,801,082      1,584,962
    Net securities losses                                    --          27,710
    Other, net                                            21,276       (118,387)
  Origination of mortgage loans for sale             (65,574,504)   (18,860,925)
  Proceeds from the sale of mortgage loans
   held for sale                                      66,467,894     19,148,997
  Gain on dispositions of premises and equipment        (127,379)           --
  Gain on sale of mortgage loans                        (893,390)      (288,072)
                                                   -------------   ------------
     Net cash provided by operating activities        10,146,058      8,126,861
                                                   -------------   ------------
Cash flows from investing activities:
  Net decrease (increase) in loans                     5,321,192    (24,265,861)
  Purchases of available-for-sale debt securities   (174,988,707)   (75,026,185)
  Purchases of held-to-maturity debt securities              --        (466,231)
  Proceeds from sales of available-for-sale
   debt securities                                           --         978,878
  Proceeds from maturities of debt securities:
   Available-for-sale                                105,007,558     74,349,802
   Held-to-maturity                                          --       4,279,884
  Proceeds from calls of debt securities:
   Available-for-sale                                 44,835,000            --
   Held-to-maturity                                          --         710,000
  Purchase of subsidiaries, net of
   cash and cash equivalents acquired                        --      (7,886,356)
  Purchases of premises and equipment                 (1,595,526)    (1,239,894)
  Proceeds from dispositions of premises
   and equipment                                       1,639,043         50,156
  Proceeds from sales of other real estate
   owned and repossessions                               737,030        592,245
                                                   -------------   ------------
     Net cash used in investing activities           (19,044,410)   (27,923,562)
                                                   -------------   ------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               ---------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         2001          2000
                                                     -----------   ------------
Cash flows from financing activities:
  Net decrease in demand deposits                     (2,780,657)   (19,915,038)
  Net increase (decrease) in interest-bearing
   transaction accounts                               (4,955,497)     2,579,653
  Net increase in time deposits                          602,466     31,213,380
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase     46,819,867     (6,964,827)
  Net increase (decrease) in interest-bearing
   demand notes to U.S. Treasury                         728,900     (1,721,319)
  Proceeds from Federal Home Loan Bank
   borrowings                                          1,000,000     12,000,000
  Repayment of Federal Home Loan Bank
   borrowings                                         (1,046,582)    (7,512,551)
  Proceeds from other borrowed money                         --      12,000,000
  Repayment of other borrowed money                   (1,500,000)    (2,000,000)
  Purchase of common stock                              (251,699)           --
  Cash dividends paid                                 (1,630,415)    (1,313,026)
                                                     -----------    -----------
     Net cash provided by financing activities        36,986,383     18,366,272
                                                     -----------    -----------
Net increase (decrease) in cash and
 cash equivalents                                     28,088,031     (1,430,429)

Cash and cash equivalents, beginning of period        48,924,481     32,601,208
                                                     -----------    -----------
Cash and cash equivalents, end of period             $77,012,512    $31,170,779
                                                     ===========    ===========

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                          $21,388,427    $16,307,136
   Income taxes                                          203,960        555,135

Supplemental schedule of noncash
  investing activities-
    Other real estate and repossessions
     acquired in settlement of loans                     794,399        659,239
    Transfer of securities from held-to-maturity
     to available-for-sale                            22,675,700            --


See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
               ---------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  Nine Months Ended September 30, 2001 and 2000
                  ---------------------------------------------

     Exchange National Bancshares, Inc. ("Bancshares" or the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956. Bancshares' activities currently are limited to ownership of the outstanding capital stock of The Exchange National Bank of Jefferson City (ENB), Union State Bancshares, Inc. (Union) which owns 100% of Citizens Union State Bank and Trust of Clinton (CUSB) and Mid Central Bancorp, Inc. (Mid Central) which owns 100% of Osage Valley Bank of Warsaw (OVB). Bancshares acquired ENB on April 7, 1993, Union on November 3, 1997 and Mid Central on January 3, 2000. In addition, Bancshares acquired Calhoun Bancshares, Inc. (Calhoun) and its wholly owned subsidiary, Citizens State Bank of Calhoun on May 4, 2000. Immediately upon acquisition, Calhoun Bancshares, Inc. was dissolved and Citizens State Bank was merged with Union State Bank and Trust with the surviving institution being renamed Citizens Union State Bank and Trust of Clinton (CUSB). On June 16, 2000 Bancshares acquired CNS Bancorp, Inc. (CNS) and its wholly owned subsidiary, City National Savings Bank, FSB. Immediately upon acquisition, CNS Bancorp, Inc. was dissolved and City National Savings Bank, FSB was merged with ENB. All acquisitions were accounted for as purchase transactions. Accordingly, the results of operations of the acquired companies have been included in the condensed consolidated financial statements since their respective dates of acquisition. A summary of unaudited pro forma combined financial information for the nine months ended September 30, 2000 for Bancshares and acquisitions as if the transactions had occurred on January 1, 2000 follows. These pro forma presentations do not include any expense reductions that resulted from the mergers discussed above.

                                              NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             -------------------
                                                     2000
                                             -------------------
            NET INTEREST INCOME                  $17,155,040

            NET INCOME                           $ 4,060,017

            EARNINGS PER SHARE                      $1.56

     The accompanying unaudited condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income. Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with our company's audited consolidated financial statements included in its 2000 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 13.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. Bancshares believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our company's consolidated financial position as of September 30, 2001 and December 31, 2000, consolidated statements of earnings for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

     The following table reflects, for the three and nine months periods ended September 30, 2001 and 2000, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30,            SEPTEMBER 30,
                                   -----------------------  ----------------------
                                     2001        2000        2001        2000
                                   ----------   ----------  ---------   ----------
Net income, basic and diluted      $1,765,184   $1,551,127  $5,195,588  $4,309,081

Average shares outstanding          2,860,851    2,863,493   2,862,603   2,604,190
Effect of dilutive securities             183          --          --          --
                                   ----------   ----------  ----------  ----------
Average shares outstanding
   including dilutive securities    2,861,034    2,863,493   2,862,603   2,604,190

Net income per share, basic             $0.62        $0.54       $1.81       $1.65
                                        =====        =====       =====       =====
Net income per share, diluted           $0.62        $0.54       $1.81       $1.65
                                        =====        =====       =====       =====

     For the three-month and nine-month periods ended September 30, 2001 and 2000, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 is summarized as follows:

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                              -----------------------   ------------------------
                                 2001         2000          2001         2000
                              ----------   ----------    ----------   ----------
Net income                    $1,765,184   $1,551,127    $5,195,588   $4,309,081
Other comprehensive
 income:
   Net unrealized holding
     gains on investments
     in debt and
     equity securities
     available-for-sale,
     net of taxes                494,693      778,310     1,569,206      746,441
   Adjustment for net
     securities losses
     realized in net
     income, net of
     applicable income taxes         --           --            --        18,287
                              ----------   ----------    ----------   ----------

   Total other comprehensive
        income                   494,693      778,310     1,569,206      764,728
                              ----------   ----------    ----------   ----------
  Comprehensive income        $2,259,877   $2,329,437    $6,764,794   $5,073,809
                              ==========   ==========    ==========   ==========

     Through the respective branch network, ENB, CUSB and OVB provide similar products and services in three defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton and Warsaw, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results that follow are consistent with Our Company's internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United Sates of America and practices prevalent in the banking industry.

                                                                          SEPTEMBER 30, 2001
                                     ---------------------------------------------------------------------------------------------
                                     THE EXCHANGE          CITIZENS UNION         OSAGE
                                     NATIONAL BANK           STATE BANK        VALLEY BANK
                                     OF JEFFERSON          AND TRUST OF            OF              CORPORATE
                                         CITY                 CLINTON            WARSAW            AND OTHER             TOTAL
                                     -------------         --------------      ------------       ------------        ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses                $300,449,190          $117,379,647         $36,877,014       $        --         $454,705,851
   Debt and equity securities         103,613,518            53,611,808          26,830,899                --          184,056,225
   Total assets                       456,213,565           238,573,954          71,445,963           (173,707)        766,059,775
   Deposits                           327,354,006           187,050,122          58,763,566         (4,038,495)        569,129,199
   Stockholders' equity                48,793,205            35,834,189           9,738,489        (15,884,316)         78,481,567
                                     ============          ============         ===========       ============        ============

                                                                   DECEMBER 31, 2000
                                     ---------------------------------------------------------------------------------------------
                                     THE EXCHANGE          CITIZENS UNION         OSAGE
                                     NATIONAL BANK           STATE BANK        VALLEY BANK
                                     OF JEFFERSON          AND TRUST OF            OF              CORPORATE
                                         CITY                 CLINTON            WARSAW            AND OTHER             TOTAL
                                     -------------         --------------      ------------       ------------        ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses                $307,896,826          $124,074,520         $29,560,096                --         $461,531,442
   Debt and equity securities          59,926,441            68,896,826          27,093,633                --          155,916,900
   Total assets                       411,937,825           241,626,885          65,006,410          1,032,226         719,603,346
   Deposits                           331,374,737           194,121,199          53,974,652         (3,207,701)        576,262,887
   Stockholders' equity                46,953,624            34,422,578           9,079,936        (16,872,401)         73,583,737
                                     ============          ============         ===========       ============        ============

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2001
                                     ---------------------------------------------------------------------------------------------
                                     THE EXCHANGE          CITIZENS UNION         OSAGE
                                     NATIONAL BANK           STATE BANK        VALLEY BANK
                                     OF JEFFERSON          AND TRUST OF            OF              CORPORATE
                                         CITY                 CLINTON            WARSAW            AND OTHER             TOTAL
                                     -------------         --------------      ------------       ------------        ------------
Statement of earnings
 information:
   Total interest income             $  7,421,416          $  3,567,832         $ 1,207,636               --          $ 12,196,884
   Total interest expense               3,439,257             1,868,382             550,396            305,406           6,163,441
                                     ------------          ------------         -----------       ------------        ------------
   Net interest income                  3,982,159             1,699,450             657,240           (305,406)          6,033,443
   Provision for loan losses              150,000                75,000               6,000                --              231,000
   Noninterest income                     931,422               195,658              57,188                --            1,184,268
   Noninterest expense                  2,520,938             1,297,097             367,199            111,950           4,297,184
   Income taxes                           727,200               212,990             123,553           (139,400)            924,343
                                     ------------          ------------         -----------       ------------        ------------
   Net income (loss)                 $  1,515,443          $    310,021         $   217,676       $   (277,956)       $  1,765,184
                                     ============          ============         ===========       ============        ============

                                                               THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     ---------------------------------------------------------------------------------------------
                                     THE EXCHANGE          CITIZENS UNION         OSAGE
                                     NATIONAL BANK           STATE BANK        VALLEY BANK
                                     OF JEFFERSON          AND TRUST OF            OF              CORPORATE
                                         CITY                 CLINTON            WARSAW            AND OTHER             TOTAL
                                     -------------         --------------      ------------       ------------        ------------
Statement of earnings
 information:
   Total interest income             $  7,910,417          $  3,976,547         $ 1,069,495       $      6,775        $ 12,963,234
   Total interest expense               4,119,041             2,096,362             564,873            429,791           7,210,067
                                     ------------          ------------         -----------       ------------        ------------
   Net interest income                  3,791,376             1,880,185             504,622           (423,016)          5,753,167
   Provision for loan losses              225,000                45,000               3,000                --              273,000
   Noninterest income                     681,828               176,817              51,650                --              910,295
   Noninterest expense                  2,457,661             1,199,238             338,312            116,698           4,111,909
   Income taxes                           556,900               281,288              70,238           (181,000)            727,426
                                     ------------          ------------         -----------       ------------        ------------
   Net income (loss)                 $  1,233,643          $    531,476         $   144,722       $   (358,714)       $  1,551,127
                                     ============          ============         ===========       ============        ============

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     ---------------------------------------------------------------------------------------------
                                     THE EXCHANGE          CITIZENS UNION         OSAGE
                                     NATIONAL BANK           STATE BANK        VALLEY BANK
                                     OF JEFFERSON          AND TRUST OF            OF              CORPORATE
                                         CITY                 CLINTON            WARSAW            AND OTHER             TOTAL
                                     -------------         --------------      ------------       ------------        ------------
Statement of earnings
 information:
   Total interest income             $ 22,767,419          $ 11,382,723         $ 3,880,784       $      5,710        $ 38,036,636
   Total interest expense              11,363,626             6,179,157           1,757,423            977,241          20,277,447
                                     ------------          ------------         -----------       ------------        ------------
   Net interest income                 11,403,793             5,203,566           2,123,361           (971,531)         17,759,189
   Provision for loan losses              450,000               225,000              35,000                --              710,000
   Noninterest income                   2,734,640               571,248             163,992                --            3,469,880
   Noninterest expense                  7,504,983             3,748,629           1,092,753            274,064          12,620,429
   Income taxes                         1,990,870               709,125             418,857           (415,800)          2,703,052
                                     ------------          ------------         -----------       ------------        ------------
   Net income (loss)                 $  4,192,580          $  1,092,060         $   740,743       $   (829,795)       $  5,195,588
                                     ============          ============         ===========       ============        ============

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                     ---------------------------------------------------------------------------------------------
                                     THE EXCHANGE          CITIZENS UNION         OSAGE
                                     NATIONAL BANK           STATE BANK        VALLEY BANK
                                     OF JEFFERSON          AND TRUST OF            OF              CORPORATE
                                         CITY                 CLINTON            WARSAW            AND OTHER             TOTAL
                                     -------------         --------------      ------------       ------------        ------------
Statement of earnings
 information:
   Total interest income             $ 20,707,635          $  9,946,938         $ 3,069,313       $     25,886        $ 33,749,772
   Total interest expense              10,232,339             5,064,040           1,567,765          1,011,775          17,875,919
                                     ------------          ------------         -----------       ------------        ------------
   Net interest income                 10,475,296             4,882,898           1,501,548           (985,889)         15,873,853
   Provision for loan losses              675,000               155,000               9,000                --              839,000
   Noninterest income                   1,940,642               490,646             153,761                --            2,585,049
   Noninterest expense                  6,730,478             3,234,732             997,963            397,047          11,360,220
   Income taxes                         1,527,900               673,931             211,270           (462,500)          1,950,601
                                     ------------          ------------         -----------       ------------        ------------
   Net income (loss)                 $  3,482,560          $  1,309,881         $   437,076       $   (920,436)       $  4,309,081
                                     ============          ============         ===========       ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS, THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS, AND THAT SPECIFIED LEVELS OF UNAMORTIZED GOODWILL, UNAMORTIZED IDENTIFIABLE INTANGIBLE ASSETS AND NEGATIVE GOODWILL ARE EXPECTED AS A RESULT OF THE IMPLEMENTATION OF FASB STATEMENTS 141 AND 142 ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

     Net income for the three months ended September 30, 2001 of $1,765,000 increased $214,000 when compared to the third quarter of 2000. Earnings per common share for the third quarter of 2001 of $0.62 increased 8 cents or 14.8% when compared to the third quarter of 2000. Net income for the nine months ended September 30, 2001 of $5,196,000 increased $887,000 when compared to the first nine months of 2000. Earnings per common share for the nine months ended September 30, 2001 of $1.81 increased 16 cents or 9.7% when compared to the first nine months of 2000.

     The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

     (DOLLARS EXPRESSED IN THOUSANDS)


                                              THREE MONTHS       NINE MONTHS
                                                 ENDED              ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                            ----------------   ----------------
                                              2001     2000      2001     2000
                                            -------  -------   -------  -------
Interest income                             $12,196  $12,963   $38,037  $33,750
Fully taxable equivalent (FTE) adjustment       202      268       617      614
                                            -------  -------   -------  -------
Interest income (FTE basis)                  12,398   13,231    38,654   34,364
Interest expense                              6,163    7,210    20,277   17,876
                                            -------  -------   -------  -------
Net interest income (FTE basis)               6,235    6,021    18,377   16,488

Provision for loan losses                       231      273       710      839
                                            -------  -------   -------  -------
Net interest income after provision
   for loan losses (FTE basis)                6,004    5,748    17,667   15,649
Noninterest income                            1,290      910     3,597    2,585
Noninterest expense                           4,403    4,112    12,748   11,360
                                            -------  -------   -------  -------
Earnings before income taxes (FTE basis)      2,891    2,546     8,516    6,874
                                            -------  -------   -------  -------
Income taxes                                    924      727     2,703    1,951
FTE adjustment                                  202      268       617      614
                                            -------  -------   -------  -------
Income taxes (FTE basis)                      1,126      995     3,320    2,565
                                            -------  -------   -------  -------
Net income                                  $ 1,765  $ 1,551   $ 5,196  $ 4,309
                                            =======  =======   =======  =======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS
   ENDED SEPTEMBER 30, 2000

     Net interest income on a fully taxable equivalent basis increased $214,000 or 3.6% to $6,235,000 or 3.68% of average earning assets for the third quarter of 2001 compared to $6,021,000 or 3.70% of average earning assets for the same period of 2000. The provision for loan losses for the three months ended September 30, 2001 was $231,000 compared to $273,000 for the same period of 2000.

     Noninterest income and noninterest expense for the three month periods ended September 30, 2001 and 2000 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)


                                            THREE MONTHS
                                               ENDED
                                            SEPTEMBER 30,     INCREASE(DECREASE)
                                          ----------------    ------------------
                                            2001    2000       AMOUNT      %
                                          -------  ------     -------   -------
NONINTEREST INCOME
   Service charges on deposit accounts    $  505   $  412     $   93     22.6 %
   Trust department income                    94      104        (10)    (9.6)
   Brokerage income                           21       20          1      5.0
   Mortgage loan servicing fees               81      136        (55)   (40.4)
   Gain on sales of mortgage loans           325      130        195    150.0
   Credit card fees                           39       36          3      8.3
   Other                                     225       72        153    212.5
                                          ------   ------     ------
                                          $1,290   $  910     $  380     41.8 %
                                          ======   ======     ======
NONINTEREST EXPENSE
   Salaries and employee benefits         $2,168   $1,960     $  208     10.6 %
   Occupancy expense, net                    289      268         21      7.8
   Furniture and equipment expense           379      405        (26)    (0.6)
   FDIC insurance assessment                  33       36         (3)    (8.3)
   Advertising and promotion                 106      107         (1)    (0.9)
   Postage, printing, and supplies           197      195          2      1.0
   Legal, examination, and
      professional fees                      211      161         50     31.1
   Credit card expenses                       22       26         (4)    15.4
   Credit investigation and loan
      collection expenses                     59       77        (18)   (23.4)
   Amortization of intangible assets         389      387          2      0.5
   Other                                     550      490         60     12.2
                                          ------   ------     ------
                                          $4,403   $4,112     $  291      7.1 %
                                          ======   ======     ======


     Noninterest income increased $380,000 or 41.8% to $1,290,000 for the third quarter of 2001 compared to $910,000 for the same period of 2000. Service charges on deposit accounts increased $93,000 or 22.6% due primarily to the institution of a new overdraft program at ENB. This program has generated an increase of $80,000 in insufficient fund fees collected this year compared to the same period last year. Gains on sales of mortgage loans increased $195,000 or 150.0% due to an increase in volume of loans originated and sold to the secondary market from approximately $7,384,000 in the third quarter of 2000 to approximately $25,672,000 for the third quarter of 2001.

The increase in volume of loans sold is a result of increased refinancing activity and new mortgage lending as a result of lower mortgage rates in effect during 2001 compared to those in effect during 2000. The decrease in mortgage servicing fees of $55,000 reflects the write-down of $53,000 of Bancshares' mortgage servicing rights to their fair value at September 30, 2001. This write-down is reflective of the high refinancing activity that our company has experienced in its servicing portfolio during the second and third quarters of 2001. The $153,000 or 212.5% increase in other noninterest income is primarily the result of a gain of $109,000 recognized on the sale of property obtained in one of the prior acquisitions. This property was not being used as a banking branch. The balance of the increase is spread across various categories of other noninterest income including ATM surcharge fees, safe deposit box rental income and miscellaneous fee income.

     Noninterest expense increased $291,000 or 7.1% to $4,403,000 for the third quarter of 2001 compared to $4,112,000 for the third quarter of 2000. Salaries and benefits increased $208,000 or 10.6%. This increase represents normal salary adjustments, increased insurance benefit costs, and additional hires. The $50,000 or 31.1% increase in legal, examination and professional fees is primarily the result of consulting fees paid in the third quarter for tax and technology related issues. Approximately $25,000 of the $60,000 or 12.2% increase in other noninterest expense represents an increase in forgery and fraud losses experienced by the banks compared to the same period last year.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 34.4% for the third quarter of 2001 compared to 31.9% for the third quarter of 2000. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 39.0% for the third quarter of 2001 and 39.1% for the third quarter of 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS
   ENDED SEPTEMBER 30, 2000

     Net interest income on a fully taxable equivalent basis increased $1,888,000 or 11.5% to $18,376,000 or 3.67% of average earning assets for the first nine months of 2001 compared to $16,488,000 or 3.88% of average earning assets for the same period of 2000. The provision for loan losses for the nine months ended September 30, 2001 was $710,000 compared to $839,000 for the same period of 2000.

     Noninterest income and noninterest expense for the nine month periods ended September 30, 2001 and 2000 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                            NINE MONTHS
                                              ENDED
                                           SEPTEMBER 30,     INCREASE(DECREASE)
                                         -----------------   ------------------
                                           2001      2000     AMOUNT       %
                                         -------   -------   -------    ------
NONINTEREST INCOME
   Service charges on deposit accounts   $ 1,428   $ 1,112    $  316      28.4 %
   Trust department income                   313       418      (105)    (25.1)
   Brokerage income                           64        68        (4)     (5.9)
   Mortgage loan servicing fees              321       378       (57)    (15.1)
   Gain on sales of mortgage loans           893       288       605     210.1
   Net loss on sales and calls
    of debt securities                        --       (28)       28     100.0
   Credit card fees                          114       108         6       5.6
   Other                                     464       241       223      92.5
                                         -------   -------    ------
                                         $ 3,597   $ 2,585    $1,012      39.1 %
                                         =======   =======    ======
NONINTEREST EXPENSE
   Salaries and employee benefits        $ 6,370   $ 5,490    $  880      16.0 %
   Occupancy expense, net                    760       679        81      11.9
   Furniture and equipment expense         1,173     1,121        52       4.6
   FDIC insurance assessment                 102        93         9       9.7
   Advertising and promotion                 301       247        54      21.9
   Postage, printing, and supplies           586       513        73      14.2
   Legal, examination, and
      professional fees                      544       580       (36)     (6.2)
   Credit card expenses                       70        75        (5)     (6.7)
   Credit investigation and loan
      collection expenses                    162       157         5       3.2
   Amortization of intangible assets       1,143       936       207      22.1
   Other                                   1,537     1,469        68       4.6
                                         -------   -------    ------
                                         $12,748   $11,360    $1,388      12.2 %
                                         =======   =======    ======

     Noninterest income increased $1,012,000 or 39.1% to $3,597,000 for the first nine months of 2001 compared to $2,585,000 for the same period of 2000. Service charges on deposit accounts increased $316,000 or 28.4% primarily due to the institution of a new overdraft program at ENB. This program has generated an increase of $245,000 in insufficient fund fees collected during the first nine months of this year compared to the same period last year. The balance of the increase in service charge income is mainly attributed to the acquisitions made during the second quarter of the prior year. The decrease in trust department income reflects lower trust distribution fees collected this year compared to the same period last year. Gains on sales of mortgage loans increased $605,000 or 210.1% due to an increase in volume of loans originated and sold to the secondary market from approximately $18,861,000 during the first nine months of 2000 to approximately $65,575,000 during the same period in 2001. The increase in volume of loans sold is a result of increased refinancing activity and new mortgage lending as a result of lower mortgage rates in effect during 2001 compared to those in effect during 2000. The decrease in mortgage servicing fees of $57,000 reflects the write-down of $53,000 of Bancshares' mortgage servicing rights to their fair value at September 30, 2001. This write-down is reflective of the high refinancing activity that our company has experienced in its servicing portfolio during the second and third quarters of 2001. $127,000 of the $223,000 or 92.5% increase in other noninterest income reflects gains recognized on the sales of properties obtained in previous acquisitions. The balance of the increase is spread across various categories of other income including ATM surcharge fees, safe deposit box rental income and miscellaneous fee income.

     Noninterest expense increased $1,388,000 or 12.2% to $12,748,000 for the first nine months of 2001 compared to $11,360,000 for the first nine months of 2000. Approximately $747,000 of this increase was related to the acquisitions of CNS and Mid Central. Excluding the increases associated with the acquisitions, salaries and benefits increased $427,000 or 6.7% and reflects normal salary adjustments, increased insurance benefit costs, and additional hires. The $81,000 or 11.9% increase in occupancy expense and the $52,000 or 4.6% increase in furniture and equipment expense are primarily related to increased costs associated with the acquisitions made in the prior year. The $54,000 or 21.9% increase in advertising and promotion is due in part to additional product advertising at ENB related to trust services and internet banking. The $73,000 or 14.2% increase in postage, printing and supplies reflects costs incurred by our Banks for compliance with the privacy provisions of the Gramm-Leach-Bliley Act. The entire increase in amortization of intangible assets is related to the acquisitions. The $68,000 or 4.6% increase in other noninterest expense is primarily related increased telephone and communication charges as a result of the additional locations added in the prior year's acquisitions.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 34.2% for the first nine months of 2001 compared to 31.2% for the first nine months of 2000. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 39.0% for the first nine months of 2001 and 37.3% for the first nine months of 2000. The increase in the effective income tax rate reflects a reduction in the tax-exempt portion of the investment portfolio.

NET INTEREST INCOME

     Fully taxable equivalent net interest income increased $214,000 or 3.4% and $1,888,000 or 11.5% respectively for the three month and nine month periods ended September 30, 2001 compared to the corresponding periods in 2000. Even though the net interest margins decreased during both periods, net interest income increased due to increased net earning assets during the respective periods. In addition, approximately $71,000 and $547,000 of the increases for the respective periods reflect income recognized from accelerated discount accretion on called securities during the first and third quarters of 2001. Our company also collected approximately $269,000 of interest on nonaccrual loans during the third quarter of 2001.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2001 and 2000.

(DOLLARS EXPRESSED IN THOUSANDS)

                         THREE MONTHS ENDED            THREE MONTHS ENDED
                         SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                      --------------------------- ---------------------------
                                INTEREST   RATE              INTEREST    RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                      -------- ---------- -------  -------- ---------- -------
ASSETS
Loans:/2/
 Commercial           $142,454   $2,797     7.79%  $145,641     $3,335   9.08%
 Real estate           267,753    5,618     8.32    266,995      5,558   8.26
 Consumer               50,329    1,166     9.19     61,191      1,366   8.86
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies            112,151    1,627     5.76    119,512      1,996   6.63
  State and municipal   40,226      679     6.70     41,216        779   7.50
  Other                  4,938       53     4.26      3,672         64   6.91
Federal funds sold      52,885      443     3.32      5,541         92   6.59
Interest-bearing
 deposits                1,953       15     3.05      1,969         41   8.26
                      --------   ------            --------     ------
  Total interest
   earning assets      672,689   12,398     7.31    645,737     13,231   8.13

All other assets        71,729                       71,572
Allowance for loan
 losses                 (7,231)                      (6,646)
                      --------                     --------
  Total assets        $737,187                     $710,663
                      ========                     ========

Continued on next page

                              THREE MONTHS ENDED            THREE MONTHS ENDED
                              SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                           ---------------------------  ---------------------------
                                     INTEREST   RATE              INTEREST    RATE
                           AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                           BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                           -------- ---------- -------  -------- ---------- -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts               $ 86,282   $ 486      2.23%  $ 84,329   $  629     2.96%
Savings                      48,263     286      2.35     47,167      334     2.81
Money market                 59,768     436      2.89     58,547      600     4.07
Deposits of
 $100,000 and over           46,775     608      5.16     47,797      742     6.16
Other time deposits         264,876   3,491      5.23    264,995    3,795     5.68
                           --------  ------             --------   ------
  Total time deposits       505,964   5,307      4.16    502,835    6,100     4.81

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  32,054     239      2.96     21,904      327     5.92
Interest-bearing demand
 notes to U.S. Treasury         660       6      3.61        735       14     7.56
Other borrowed money         40,788     611      5.94     45,964      769     6.64
                           --------  ------             --------   ------
  Total interest-
   bearing
   liabilities              579,466   6,163      4.22    571,438    7,210     5.01
                                     ------                        ------
Demand deposits              66,740                       61,958
Other liabilities            12,903                        6,095
                           --------                     --------
  Total liabilities         659,109                      639,491
Stockholders' equity         78,078                       71,172
                           --------                     --------
  Total liabilities
   and stockholders'
   equity                  $737,187                     $710,663
                           ========                     ========
Net interest income                   $6,235                       $6,021
                                      ======                       ======
Net interest margin/4/                           3.68%                        3.70%
                                                 ====                         ====

----------

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%. Such adjustments were $202,000 in 2001 and $268,000 in 2000.

/2/  Non-accruing loans are included in the average amounts outstanding.

/3/  Average balances based on amortized cost.

/4/  Net interest income divided by average total interest earning assets.

                                NINE MONTHS ENDED             NINE MONTHS ENDED
                               SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                           ---------------------------  ---------------------------
                                     INTEREST   RATE              INTEREST    RATE
                           AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                           BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                           -------- ---------- -------  -------- ---------  -------
ASSETS
Loans:/2/
 Commercial                $146,377   $9,133     8.34%  $131,672  $ 8,791     8.93%
 Real estate                262,328   16,338     8.33    219,869   13,897     8.45
 Consumer                    52,966    3,638     9.18     57,593    3,744     8.69
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies                 115,315    5,774     6.69    107,092    5,250     6.55
  State and municipal        39,090    2,043     6.99     38,518    2,043     7.09
  Other                       4,683      173     4.94      3,980      189     6.35
Federal funds sold           46,951    1,472     4.19      7,303      336     6.15
Interest-bearing
 deposits                     2,420       82     4.53      2,532      114     6.02
                           --------   ------            --------   ------
  Total interest
   earning assets           670,130   38,653     7.71    568,559   34,364     8.08
All other assets             72,461                       61,254
Allowance for loan
 losses                      (7,108)                      (5,867)
                           --------                     --------
  Total assets             $735,483                     $623,946
                           ========                     ========

Continued on next page

                                NINE MONTHS ENDED              NINE MONTHS ENDED
                               SEPTEMBER 30, 2001             SEPTEMBER 30, 2000
                           ---------------------------  ----------------------------
                                     INTEREST   RATE              INTEREST    RATE
                           AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/    EARNED/
                           BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/  PAID/1/
                           -------- ---------- -------  -------- ---------- --------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts               $ 89,068  $ 1,692     2.54%  $ 83,286  $ 1,779     2.86%
Savings                      46,783      890     2.54     42,935      901     2.81
Money market                 59,196    1,510     3.41     52,106    1,544     3.96
Deposits of
 $100,000 and over           49,304    2,204     5.98     36,274    1,556     5.74
Other time deposits         267,327   11,173     5.59    219,501    9,133     5.56
                           --------  -------            --------  -------
  Total time deposits       511,678   17,469     4.56    434,102   14,913     4.59

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                  30,394      909     4.00     21,461      919     5.73
Interest-bearing demand
 notes to U.S. Treasury         728       23     4.22      1,014       49     6.46
Other borrowed money         40,779    1,876     6.15     41,089    1,995     6.49
                           --------  -------            --------  -------
  Total interest-
   bearing
   liabilities              583,579   20,277     4.65    497,666   17,876     4.80
                                     -------                      -------
Demand deposits              63,310                       59,819
Other liabilities            12,128                        5,069
                           --------                     --------
  Total liabilities         659,017                      562,554
Stockholders' equity         76,466                       61,392
                           --------                     --------
  Total liabilities
   and stockholders'
   equity                  $735,483                     $623,946
                           ========                     ========
Net interest income                  $18,376                      $16,488
                                     =======                      =======
Net interest margin/4/                           3.67%                        3.88%
                                                 ====                         ====

----------

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34. Such adjustments were $617,000 in 2001 and $614,000 in 2000.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                   COMPARED TO
                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                      -------------------------------------
                                                        CHANGE DUE TO
                                       TOTAL       ------------------------
                                       CHANGE        VOLUME           RATE
                                      --------     ---------         ------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $  (538)         (72)           (466)
  Real estate /2/                          60           16              44
  Consumer                               (200)        (250)             50
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (369)        (118)           (251)
  State and municipal /2/                (100)         (19)            (81)
  Other                                   (11)          18             (29)
Federal funds sold                        351          419             (68)
Interest-bearing deposits                 (26)           0             (26)
                                      -------         ----          ------
    Total interest income                (833)          (6)           (827)

INTEREST EXPENSE:
NOW accounts                             (143)          15            (158)
Savings                                   (48)           8             (56)
Money market                             (164)          13            (177)
Deposits of
  $100,000 and over                      (134)         (16)           (118)
Other time deposits                      (304)          (2)           (302)
Federal funds purchased
 and securities sold under
 agreements to repurchase                 (88)         115            (203)
Interest-bearing demand
  notes to U.S. Treasury                   (8)          (2)             (6)
Other borrowed money                     (158)         (82)            (76)
                                      -------         ----          ------
    Total interest expense             (1,047)          49          (1,096)
                                      -------         ----          ------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   214          (55)            269
                                      =======         ====          ======

-----------

/1/  Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $202,000 in 2001 and $268,000 in 2000.

(DOLLARS EXPRESSED IN THOUSANDS)

                                          NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                      COMPARED TO
                                          NINE MONTHS ENDED SEPTEMBER 20, 2000
                                          ------------------------------------
                                                           CHANGE DUE TO
                                            TOTAL       ----------------------
                                            CHANGE       VOLUME         RATE
                                           --------     --------        ----
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                                  $  342          944         (602)
  Real estate /2/                            2,441        2,647         (206)
  Consumer                                    (106)        (311)         205
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                        524          410          114
  State and municipal /2/                        0           30          (30)
  Other                                        (16)          30          (46)
Federal funds sold                           1,136        1,275         (139)
Interest-bearing deposits                      (32)          (5)         (27)
                                            ------        -----         ----
    Total interest income                    4,289        5,020         (731)

INTEREST EXPENSE:
NOW accounts                                   (87)         119         (206)
Savings                                        (11)          77          (88)
Money market                                   (34)         196         (230)
Deposits of
  $100,000 and over                            648          579           69
Other time deposits                          2,040        1,999           41
Federal funds purchased
 and securities sold under
 agreements to repurchase                      (10)         315         (325)
Interest-bearing demand
  notes to U.S. Treasury                       (26)         (12)         (14)
Other borrowed money                          (119)         (15)        (104)
                                            ------        -----         ----
    Total interest expense                   2,401        3,258         (857)
                                            ------        -----         ----
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS                  $1,888        1,762         (126)
                                            ======        =====         ====

-----------

/1/  Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $617,000 in 2001 and $614,000 in 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is based on management's evaluation of the loan portfolio in light of perceived national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other factors deemed by management to be relevant. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs, net of loan recoveries.

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

     The allowance for loan losses was decreased by net loan charge-offs of $111,000 for the first quarter of 2001, $129,000 for the second quarter of 2001 and $107,000 for the third quarter of 2001. That compares to net loan recoveries of $7,000 for the first quarter of 2000, $131,000 for the second quarter of 2000 and net loan charge-offs of $137,000 for the third quarter of 2000. The allowance for loan losses was increased by a provision charged to expense of $248,000 for the first quarter of 2001, $231,000 for the second quarter of 2001 and $231,000 for the third quarter of 2001. That compares to $258,000 for the first quarter of 2000, $308,000 for the second quarter of 2000 and $273,000 for the third quarter of 2000.

     The balance of the allowance for loan losses was $7,303,000 at September 30, 2001 compared to $6,940,000 at December 31, 2000 and $6,748,000 at September 30, 2000. The allowance for loan losses as a percent of outstanding loans was 1.58% at September 30, 2001 compared to 1.48% at December 31, 2000 and 1.43% at September 30, 2000.


                               FINANCIAL CONDITION

     Total assets increased $46,457,000 or 6.5% to $766,060,000 at September 30, 2001 compared to $719,603,000 at December 31, 2000. Total liabilities increased $41,558,000 or 6.4% to $687,578,000. Stockholders' equity increased $4,898,000 or 6.7% to $78,482,000.

     Loans decreased $6,462,000 or 1.4% to $462,009,000 at September 30, 2001
compared to $468,471,000 at December 31, 2000. Commercial loans decreased $10,674,000; real estate construction loans increased $3,029,000; real estate mortgage loans increased $9,439,000; and consumer loans decreased $8,257,000. The increase in real estate mortgage loans reflects increased activity due to lower rates that currently exist in the markets. Of the $9,438,000 increase in mortgage loans, approximately $2,853,000 reflects loans that will be sold in the secondary market. The decreases in commercial and consumer loans are reflective of lower rates in the markets that our company is unwilling to match, primarily in the area of automobile financing.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $5,415,000 or 1.17% of total loans at September 30, 2001 compared to $8,082,000 or 1.73% of total loans at December 31, 2000. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)


                                       SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                       ------------------   -----------------
                                                     % OF                % OF
                                                    GROSS               GROSS
                                        BALANCE     LOANS   BALANCE     LOANS
                                        -------     -----   -------     -----
Nonaccrual loans:
    Commercial                           $2,989      .65%    $2,648      .57%
    Real Estate:
      Construction                          821      .18      1,006      .22
      Mortgage                            1,027      .22      3,584      .77
    Consumer                                 56      .01        453      .09
                                         ------     ----     ------     ----
                                          4,893     1.06      7,691     1.65
                                         ------     ----     ------     ----
Loans contractually past-due 90 days
  or more and still accruing:
     Commercial                              34      .01         --       --
     Real Estate:
       Construction                          --       --         --       --
       Mortgage                             446      .09        237      .05
     Consumer                                42      .01        154      .03
                                         ------     ----     ------     ----
                                            522      .11        391      .08
                                         ------     ----     ------     ----

      Restructured loans                     --       --         --       --
                                         ------     ----     ------     ----
         Total nonperforming loans        5,415     1.17%     8,082     1.73%
                                                    ====                ====
         Other real estate                   10                  36
         Repossessions                      227                 143
                                         ------              ------
         Total nonperforming assets      $5,652              $8,261
                                         ======              ======


     The allowance for loan losses was 134.87% of nonperforming loans at September 30, 2001 compared to 85.87% of nonperforming loans at December 31, 2000. Our company has allocated $1,034,000 of the allowance for loan losses at September 30, 2001 which it believes adequately covers any exposure on these specific credits. The $2,667,000 decrease in nonperforming loans is primarily the result of one large credit at ENB which is now current on interest and performing as of the date of this report.

     It is our company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 2001 and 2000, which would have been recorded under the original terms those loans, was approximately $512,000 and $237,000 for the nine months ended September 30, 2001 and 2000, respectively. Approximately $238,000 and $159,000 was actually recorded as interest income on such loans for the nine months ended September 30, 2001 and 2000, respectively.

     A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 2001 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $5,676,000 which are not included in the table above but are considered by management to be "impaired". The $5,676,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $3,000,000. The average balance of nonaccrual and other "impaired" loans for the first nine months of 2001 was approximately $8,772,000. At September 30, 2001 the allowance for loan losses on impaired loans was $1,452,000 compared to $1,565,000 at December 31, 2000.

     As of September 30, 2001 and December 31, 2000 approximately $5,284,000 and $5,098,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a perceived change in the economic environment within which the borrower operates. Once the loan is placed on our company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

     Investment in debt and equity securities classified as available-for-sale increased $50,602,000 or 37.9% to $184,056,000 at September 30, 2001 compared to
$133,454,000 at December 31, 2000. As allowed upon adoption of SFAS 133, Bancshares transferred its held-to-maturity portfolio to its available-for-sale portfolio. This transfer was made effective January 1, 2001. At the time of transfer the amortized cost of the securities transferred was $22,463,000 and the fair value was $22,676,000. The remainder of the increase represents securities purchased to use as collateral for a large public fund repurchase agreement awarded to ENB during the third quarter. Investments classified as available-for-sale are carried at fair value.

During 2001, the market valuation account was increased $2,399,000 to $3,434,000 to reflect the fair value of available-for-sale investments at September 30, 2001 and the net after tax increase resulting from the change in the market valuation adjustment of $1,570,000 increased the stockholders' equity component to $2,228,000 at September 30, 2001.

     At December 31, 2000 the market valuation account for the available-for-sale investments of $1,035,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $658,000 was reflected as a separate positive component of stockholders' equity.

     As a result of the transfer of securities previously discussed, investments in debt securities classified as held-to-maturity decreased $22,463,000 or 100.0% to zero at September 30, 2001 compared to $22,463,000 at December 31, 2000. Investments classified as held-to-maturity are carried at amortized cost. At December 31, 2000 the aggregate fair value of our company's held-to-maturity investment portfolio was approximately $213,000 more than its aggregate carrying value.

     Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $28,089,000 or 57.4% to $77,013,000 at September 30 2001 compared to $48,924,000 at December 31, 2000. Most of this increase reflects funds received from securities called prior to maturity that have not been reinvested and are being held in federal funds sold.

     Premises and equipment decreased $854,000 or 5.4% to $14,937,000 at September 30, 2001 compared to $15,791,000 at December 31, 2000. The decrease reflects sales and retirements of premises and equipment of $1,512,000 and depreciation expense of $938,000, offset by purchases for premises and equipment of $1,596,000.

     Total deposits decreased $7,134,000 or 1.2% to $569,129,000 at September 30, 2001 compared to $576,263,000 at December 31, 2000. Most of this decrease is attributed to decreased public fund balances.

     Federal funds purchased and securities sold under agreements to repurchase increased $46,820,000 or 285.5% to $63,218,000 at September 30, 2001 compared to
$16,398,000 at December 31, 2000. The increase is primarily due increased public fund repurchase agreements at ENB.

     The increase in stockholders' equity reflects net income of $5,196,000 less dividends declared of $1,630,000, purchase of treasury stock of $252,000 and a $1,570,000 change in unrealized holding gains, net of taxes, on investment in debt and equity securities available-for-sale.

     No material changes in our company's liquidity or capital resources have occurred since December 31, 2000.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after September 15, 1999 to fiscal years beginning after September 15, 2000. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 138), which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities, and for decisions made by the FASB relating to the Derivative Implementation Group (DIG) process. Bancshares has adopted SFAS 133 as amended effective January 1, 2001, but since our company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on our company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the amortized cost of the securities transferred was $22,463,000 and the fair value was $22,676,000. The difference was an unrealized gain recorded net of tax as other comprehensive income.

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

     The implementation of this Statement did not have a material effect on our company's consolidated financial statements.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Our company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after September 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that our company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, our company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, our company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require our company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this our company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Our company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and our company must perform the second step of the transitional impairment test. In the second step, our company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our company's statement of earnings.

     And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, our company expects to have unamortized goodwill in the amount of $23,408,000, unamortized identifiable intangible assets in the amount of $1,154,000, and no negative goodwill, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $973,000 and $908,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Bancshares' exposure to market risk is reviewed on a regular basis by the banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our banks' management include the standard GAP report subject to different rate shock scenarios. At September 30, 2001, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 4 to 5% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 2% at December 31, 2000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                           None

Item 2.  Changes in Securities and Use of Proceeds                   None

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

    3.2       Bylaws of our company (filed as Exhibit 3.2 to our company's
              Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission file number 0-23636) and incorporated herein by reference).

    4 Specimen certificate representing shares of our company's $1.00 par value common stock (filed as Exhibit 4 to our company's Annual
              Report on Form 10-K For the fiscal year ended December 31, 1999
              (Commission File number 0-23636) and incorporated herein be reference).


(b)     Reports on Form 8-K.

              A report on Form 8-K was filed on August 23, 2001 announcing that Bancshares' Board of Directors authorized the purchases, through open market transactions, of up to $2 million market value of our company's common stock.

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

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ Donald L. Campbell
        ----                               -----------------------------------
                                           Donald L. Campbell, Chairman of the
                                           Board of Directors, President and
    November 9, 2001                        Principal Executive Officer


                                        By /s/ Richard G. Rose
                                           -----------------------------------
                                           Richard G. Rose, Treasurer
    November 9, 2001

                       EXCHANGE NATIONAL BANCSHARES, INC.
                       ----------------------------------

                                INDEX TO EXHIBITS

                          September 30, 2001 Form 10-Q


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

   3.2       Bylaws of our company (filed as Exhibit 3.2 to our
             company's Annual Report on Form 10-K for the fiscal
             year ended December 31, 2000 (Commission file number
             0-23636) and incorporated herein by reference).             **

   4         Specimen certificate representing shares of our
             company's $1.00 par value common stock (filed as
             Exhibit 4 to our company's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1999 (Commission
             file number 0-23636) and incorporated herein by
             reference).                                                 **


**  Incorporated by reference.