Form 10-K405
period 2001-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2002-03-28
CIK 893847

=============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to _________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 2,095,836 shares of voting stock of the issuer held by non-affiliates computed by reference to the $28.45 closing prices of such stock on March 15, 2002, is $59,626,534.20. As of March 15, 2002, the registrant had 2,863,493 shares of common stock, par value $1.00 per share, issued and 2,834,145 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2001 Annual Report to Shareholders -
Part II and (2) definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

                                    PART I

ITEM 1.   BUSINESS.

GENERAL

     Our Company, Exchange National Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Exchange was incorporated under the laws of the State of Missouri on October 23, 1992, and on April 7, 1993 it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares. On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank., Calhoun Bancshares' wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank. On October 25, 1999, Exchange established ENB Holdings, Inc. as a wholly-owned subsidiary for the sole purpose of effecting the June 16, 2000 merger with CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB. City National subsequently was merged into Exchange National Bank. ENB Holdings owns 27.4% of Exchange National Bank with the balance owned by Exchange. On October 17, 2001, Exchange and Union each received approval from the Federal Reserve and elected to become a financial holding company.

     Our Company's principal executive offices are located at 132 East High Street, Jefferson City, Missouri 65101, and its telephone number is (573) 761-6100. Except as otherwise provided herein, references herein to "Exchange" or our "Company" include Exchange and its consolidated subsidiaries, and references herein to our "Banks" refer to Exchange National Bank, Citizens Union State Bank and Osage Valley Bank.

DESCRIPTION OF BUSINESS

     EXCHANGE. Exchange is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Our Company's activities currently are limited to ownership, directly or indirectly through subsidiaries, of the outstanding capital stock of Exchange National Bank, Citizens Union State Bank and Osage Valley Bank. In addition to ownership of its subsidiaries, Exchange may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that Exchange will engage in any business other than that directly related to its ownership of its banking subsidiaries or other financial institutions.

     UNION. Union is a bank holding company registered under the Bank
Holding Company Act that has elected to become a financial holding company. Union's activities currently are limited to ownership of the outstanding capital stock of Citizens Union State Bank. It is not currently anticipated that Union will engage in any business other than that directly related to its ownership of Citizens Union State Bank.

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

     ENB HOLDINGS. ENB Holdings is a bank holding company registered under the Bank Holding Company Act. ENB Holdings' activities currently are limited to the ownership of 27.4% of the outstanding capital stock of Exchange National Bank. It is not currently anticipated that ENB Holdings will engage in any business other than that directly related to its minority ownership of Exchange National Bank.

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

     Exchange National Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law, and it is a member of the Federal Reserve System. Exchange National Bank's operations are supervised and regulated by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the FDIC. A periodic examination of Exchange National Bank is conducted by representatives of the OCC. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Exchange National Bank's common stock. See "Regulation Applicable to Bank Holding Companies " and "Regulation Applicable to our Banks".

     CITIZENS UNION STATE BANK. Citizens Union State Bank was founded in
1932 as a Missouri bank known as Union State Bank of Clinton. Union State Bank converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. On May 4, 2000, Union State Bank merged with Citizens State Bank of Calhoun and changed its name to Citizens Union State Bank and Trust. Citizens Union State Bank has eight banking offices, including its principal office at 102 North Second Street in Clinton, Missouri, four Clinton branch facilities, and a branch facility in each of the Missouri communities of Collins, Osceola and Windsor. See "Item 2. Properties".

     Citizens Union State Bank is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     Citizens Union State Bank's deposit accounts are insured by the FDIC to the extent provided by law. Citizens Union State Bank's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Citizens Union State Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Citizens Union State Bank's common stock. See "Regulation Applicable to Bank Holding Companies " and "Regulation Applicable to our Banks".

     OSAGE VALLEY BANK. Osage Valley Bank was founded in 1891 as a Missouri state bank. Osage Valley Bank has two banking offices, including its principal office at 200 Main Street in Warsaw, Missouri and a branch facility in Warsaw, Missouri. See "Item 2. Properties".

     Osage Valley Bank is a full service bank conducting a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     Osage Valley Bank's deposit accounts are insured by the FDIC to the extent provided by law. Osage Valley Bank's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Osage Valley Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Osage Valley Bank's common stock. See "Regulation Applicable to Bank Holding Companies " and "Regulation Applicable to our Banks".

EMPLOYEES

     As of December 31, 2001, Exchange and its subsidiaries had approximately 230 full-time and 33 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

COMPETITION

     Bank holding companies and their subsidiaries and affiliates encounter intense competition from nonbanking as well as banking sources in all of their activities. Our Banks' competitors include other commercial banks, savings and loan associations, savings banks, credit unions and money market mutual funds. Savings and loan associations and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. As a result, these thrift institutions are expected to continue to offer increased competition to commercial banks in the future. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. In our Banks' respective service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our Banks' market share of deposits and loans in such service areas.

     Exchange National Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole and Moniteau Counties. Exchange National Bank's principal competition for deposits and loans comes from six other banks and fourteen credit unions within its primary service area of Jefferson City and, to an increasing extent, six other banks in nearby communities. Based on publicly available information, management believes that Exchange National Bank is the second largest (in terms of deposits) of the banks within Cole County. The main competition for Exchange National Bank's trust services is from other commercial banks.

     The areas in which Citizens Union State Bank competes for deposits and loans are its primary service areas of Clinton, Collins, Windsor and Osceola, Missouri and its secondary service area of the nearby communities in Henry and St. Clair counties. Citizens Union State Bank's principal competition for deposits and loans comes from four other banks within its primary service area and, to an increasing extent, five other banks in nearby communities. Based on publicly available information, management believes that Citizens Union State Bank is the largest (in terms of deposits) of the banks within Henry and St. Clair counties. The main competition for Citizens Union State Bank's trust services is from the trust departments of other commercial banks in the Kansas City area.

     Osage Valley Bank competes for deposits and loans in its primary service area of Warsaw, Missouri and its secondary service area of the nearby communities in Benton County. Osage Valley Bank's principal competition for deposits and loans comes from banks within its primary service area of Warsaw and in nearby communities. Based on publicly available information, management believes that Osage Valley Bank is the largest (in terms of deposits) of the banks within Benton County; however, Osage Valley Bank and two of the three other banks in Benton County are comparable in size.

REGULATION APPLICABLE TO BANK HOLDING COMPANIES

     General. Each of Exchange, Union, Mid Central Bancorp and ENB Holdings is a registered bank holding company within the meaning of the Bank Holding Company Act, subject to the supervision of the Federal Reserve Board. Each of Exchange, Union, Mid Central Bancorp and ENB Holdings is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. Also, the Federal Reserve Board periodically examines Exchange, Union, Mid Central Bancorp and ENB Holdings. The Federal Reserve Board has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the Federal Reserve Board is empowered to impose substantial civil money penalties for violations of certain banking statutes and regulations. Regulation by the Federal Reserve Board is intended to protect depositors of our Banks, not shareholders of Exchange.

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

     In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into account the competitive effects of the proposed acquisition, the convenience and needs of the community to be served, and the financial and managerial resources and future prospects of the bank holding companies and banks concerned. If a proposed acquisition, merger or consolidation might have the effect in any section of the United States to substantially lessen competition or to tend to create a monopoly, or if such proposed acquisition, merger, or consolidation otherwise would be in restraint of trade, then the Federal Reserve Board may not approve it unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the proposed transaction in meeting the convenience and needs of the community to be served. Exchange, Union, Mid Central Bancorp and ENB Holdings may from time to time acquire an interest in the voting stock or assets of other banks or financial institutions.

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

     As of November 11, 1999, the Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, certain activities are permissible for bank holding companies and their subsidiaries and may be engaged in upon notice to the Federal Reserve Board without prior approval. These permissible activities include furnishing or providing services for the internal operations of the bank holding company and its subsidiaries, operating a safe deposit business, making and servicing loans, operating an industrial bank, performing certain trust company functions, acting as an investment or financial advisor in certain capacities, leasing certain real or personal property, making certain investments to promote community development, providing certain data processing services, performing certain insurance agency and underwriting functions, owning, controlling and operating a savings association, providing specified courier services, providing management consulting advice to nonaffiliated banks and nonbank depository institutions, selling certain money orders, United States savings bonds and traveler's checks, performing appraisals of real and personal property, arranging certain commercial real estate equity financing, providing securities brokerage services, underwriting and dealing in certain government obligations and money market instruments, providing foreign exchange advisory and transactional services, acting as a futures commission merchant, providing investment advice on financial futures and options on futures, providing consumer financial counseling, providing tax planning and preparation services, providing certain check guaranty services, operating a collection agency, operating a credit bureau, acquiring debt previously contracted property, extending credit and servicing loans, asset management, servicing and collection activities, real estate settlement services, private placement services, buying and selling precious metal bullion, providing administrative and other services to mutual funds, owning shares of a securities exchange, acting as a certification authority for digital signatures and authenticating the identity of persons conducting financial and nonfinancial transactions, providing employment histories to third parties for use in making credit decisions and to depository institutions and their affiliates for use in the ordinary course of business, check cashing and wire transmission services, providing notary public services, selling postage stamps and postage-paid envelopes, providing vehicle registration services, selling public transportation tickets and tokens and real estate title abstracting.

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

     ACTIVITIES OF A FINANCIAL HOLDING COMPANY. Effective October 17, 2001, Exchange and Union each elected to become a financial holding company pursuant to the GLB Act. Under the GLB Act, a bank holding company that elects to be a financial holding company may engage in a wider range of financial activities. Effective March 11, 2000, the GLB Act (i) terminated the restrictions of the Bank Holding Company Act that prohibit banks from affiliating with insurance companies, (ii) terminated the restrictions of the Glass-Steagall Act that prohibit affiliates of banks from conducting certain securities underwriting activities, and (iii) permitted bank holding companies to conduct other activities that the Federal Reserve Board and the United States Department of Treasury ("Treasury") determine to be financial in nature or incidental to a financial activity or the Federal Reserve Board determines to be complementary to a financial activity. On December 19, 2000, the Federal Reserve Board promulgated a regulation permitting a financial holding company to act as a "finder," which is the activity of bringing together one or more buyers and sellers of any product or service for transactions that the parties themselves negotiate and consummate.

     To engage in the newly authorized financial activities, a bank holding company must elect to become a financial holding company. The bank holding company may make such an election by filing with the Federal Reserve Board (i) a declaration that the company elects to be a financial holding company to engage in Fed-approved financial activities or to acquire a company that engages in such activities, and (ii) a certification, based upon the most recent regulatory examinations, that each of the bank holding company's insured depository institutions is well-capitalized and well-managed. Furthermore, each of the insured depository institutions must be rated "satisfactory" in its latest Community Reinvestment Act examination.

     The Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, the following activities are permissible for financial holding companies and may be engaged in without providing prior notice to and without obtaining prior approval of the Federal Reserve Board: any activity permissible for a bank holding company; providing advisory management consulting services; operating a travel agency; organizing, sponsoring or managing a mutual fund; acting as a finder in bringing together one or more buyers or sellers of any product or service for transactions that parties themselves negotiate and consummate; lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities; providing any device or other instrument for transferring money or other financial assets; and arranging, effecting, or facilitating financial transactions for the account of third parties. A financial holding company may conduct any of these activities, so long as the financial holding company notifies the Federal Reserve Board within 30 days after the financial holding company commences such activities or acquires a company that engages in such activities.

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

     A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company's regulatory requirements remain substantially the same, with two exceptions. First, the bank holding company and its subsidiaries will be subject to new customer privacy regulations, which became effective on July 1, 2001. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is a broker-dealer registered with the NASD.

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

     The Federal Reserve Board issued a regulation effective on October 1,
1998 which increased the amount of intangible assets which may be included in Tier 1 capital. Under the regulation, mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs") and purchased credit card relationships ("PCCRs") are included in Tier 1 capital to the extent that, in the aggregate, they do not exceed 100% of Tier 1 capital and, to the further extent that PCCRs and NMSAs, in the aggregate, do not exceed 25% of Tier 1 capital. MSRs and PCCRs in excess of these limits, as well as core deposit intangibles ("CDI") and all other identified intangible assets, must be deducted in determining Tier 1 capital. As of December 31, 2001, Exchange, Union, Mid Central Bancorp and ENB Holdings had no NMSAs or PCCRs. Additionally, neither Union, Mid Central Bancorp nor ENB Holdings had MSRs. As of December 31, 2001, Exchange had $1,134,000 of MSRs (which are included in other assets), $879,000 of CDIs, $23,408,000 of goodwill and $275,000 of other identified intangible assets.

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

     On December 31, 2001, Exchange was in compliance with all of the Federal Reserve Board's capital guidelines. On such date, Exchange had a Tier 1 leverage ratio of 7.05% (compared with a minimum requirement of 3%), a ratio of total capital to risk-weighted assets of 11.83% (compared with a minimum requirement of 8%) and a ratio of Tier 1 capital to risk-weighted assets of 10.58% (compared with a minimum requirement of 4%).

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

     Beginning on June 1, 1997, the Riegle-Neal Act authorized interstate branching by allowing a merger of banks with different home states to result in a single bank with branches in both states. The Riegle-Neal Act gave states the right to "opt out" and prohibit interstate mergers by passing legislation before June 1, 1997 that expressly prohibits all merger transactions with out-of-state banks. The Riegle-Neal Act also gave states the right to "opt in" and authorize early interstate mergers by passing legislation that expressly permits interstate merger transactions with all out-of-state banks. The Riegle-Neal Act authorized banks to establish and operate de novo branches in a state (other than the bank's home state) only if the host state "opts in" to authorize de novo interstate banking by passing legislation that expressly permits all out-of-state banks to establish de novo branches in the state. Seven states contiguous with Missouri's borders, Arkansas, Illinois, Iowa, Kentucky, Nebraska, Oklahoma and Tennessee, affirmatively "opted-in." Neither Missouri nor Kansas acted by June 1, 1997 to "opt-in" or "opt-out." Therefore, interstate branching of banks by merger is permitted in Missouri and its contiguous states.

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

REGULATION APPLICABLE TO OUR BANKS

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

     On December 31, 2001, Exchange National Bank, Citizens Union State Bank and Osage Valley Bank each was in compliance with all of the OCC's and FDIC's minimum capital requirements. On such date Exchange National Bank had a Tier 1 Leverage Ratio of 9.79% (compared with a minimum requirement of 3%), a ratio of Total capital to risk-weighted assets of 14.84% (compared with a minimum requirement of 8%), and a ratio of Tier 1 capital to risk-weighted assets of 13.59% (compared with a minimum requirement of 4%), Citizens Union State Bank had a Tier 1 Leverage Ratio of 8.19%, a ratio of Total capital to risk-weighted assets of 14.14%, and a ratio of Tier 1 capital to risk-weighted assets of 12.98% and Osage Valley Bank had a Tier 1 Leverage Ratio of 7.28%, a ratio of Total capital to risk-weighted assets of 15.80%, and a ratio of Tier 1 capital to risk-weighted assets of 14.70%.

     CLASSIFICATION OF BANKS. Federal banking laws classify financial institutions in one of the following five categories, depending upon the amount of their capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. Under OCC and FDIC regulations, a bank is deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater (and is not subject to any order or written directive specifying any higher capital ratio),
(ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk based capital ratio that is less than 3% or a Tier 1 leverage ratio that is less than 3%, and (v) "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. Under OCC regulations, Exchange National Bank was a well capitalized institution as of December 31, 2001, and under FDIC regulations, Citizens Union State Bank and Osage Valley Bank were well capitalized institutions as of December 31, 2001.

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

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of our subsidiary Banks are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under federal banking regulations, our Banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC has adopted a risk-based assessment system. Under the risk-based assessment system, BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The assessment rates are set by the FDIC semiannually. The FDIC's assessment rates range from zero (0) cents to 27 cents per $100 of insured deposits. Institutions qualifying for the $0 assessment rate are no longer required to pay the minimum deposit premium payment of $2,000 annually. As of January 1, 2002, Exchange National Bank's, Citizens Union State Bank's and Osage Valley Bank's assessment rate was zero cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no cap on the annual assessment rate which the FDIC may impose.

     In addition to any assessments that may be imposed by the FDIC as described above, the Deposit Insurance Funds Act of 1996 provides for the imposition of annual assessments by Financing Corporation on Savings Association Insurance Fund-assessable ("SAIF-assessable") deposits and BIF-assessable deposits. Generally speaking, until December 31, 1999, the assessment rate imposed by Financing Corporation with respect to BIF-assessable deposits was at a rate equal to one-fifth (1/5) of the assessment rate for SAIF-assessable deposits. As of January 1, 2002, BIF-assessable deposits and SAIF-assessable deposits were assessed by Financing Corporation at the same rate of 1.82 basis points of assessable deposits. As of January 1, 2002, Exchange National Bank, Citizens Union State Bank and Osage Valley Bank only had BIF-assessable deposits. Consequently, the change in Financing Corporation's assessment rates has resulted in these banks receiving an increased annual assessment from the Financing Corporation.

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

     LOANS TO ONE BORROWER. In addition to limiting the rate of interest chargeable by banks on certain loans, federal law imposes additional restrictions on a national bank's lending activities. For example, under federal law the maximum amount that a national bank may lend to one borrower (and certain related entities of such borrower) generally is limited to 15% of the bank's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. There are certain exceptions to the general rule including loans fully secured by government securities or deposit accounts in the bank. As of December 31, 2001, Exchange National Bank's lending limit under this regulation was approximately $7,171,000, and its current largest loan to one borrower (aggregate loans to the borrower and its related entities) was approximately $6,900,000.

     Missouri banking law imposes restrictions on a state-chartered bank's lending activities. According to Missouri law, the maximum amount that a bank may lend to any one person or entity is limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state. These restrictions have some exceptions. As of December 31, 2001, Citizens Union State Bank's lending limit under this law was approximately $7,310,000, and its current largest loan to one borrower was approximately $3,500,000. As of December 31, 2001, Osage Valley Bank's lending limit under this law was approximately $2,401,000, and its current largest loan to one borrower was approximately $1,200,000.

     PAYMENT OF DIVIDENDS. The National Bank Act restricts the payment of dividends by a national bank as follows: (i) no dividends may be paid if the bank has no undivided profits or retained earnings then on hand; (ii) until the surplus fund of the bank is equal to its capital stock, no dividends may be declared unless there has been carried to the surplus fund not less than one-tenth of the bank's net profits of the preceding half-year period in the case of quarterly or semiannual dividends, or not less than one-tenth of the net profits of the preceding two consecutive half-year periods in the case of annual dividends; and (iii) the approval of the OCC is required if dividends declared by the bank in any year would exceed the total of net profits for that year combined with retained net profits for the preceding two years, less any required transfers to surplus. These laws and related regulations are applicable to Exchange National Bank. Exchange National Bank has obtained approval from the OCC to pay up to $5,000,000 in dividends to Exchange in 2002, although no assurances can be given that such dividends will be declared.

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

     OTHER REGULATORY LIMITATIONS. Exchange, Union, Mid Central, ENB
Holdings and our Banks are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which Exchange National Bank, Citizens Union State Bank, or Osage Valley Bank may make to Exchange, Union, Mid Central, ENB Holdings or to third parties, secured by securities or obligations of Exchange, Union, Mid Central or ENB Holdings, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     Each of Exchange National Bank, Citizens Union State Bank and Osage Valley Bank is also authorized to invest in a service corporation that can offer the same services as the banking- related services that bank holding companies are authorized to provide. However, regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

     BANKING ACTIVITIES. The investments and activities of Exchange National Bank are subject to substantial regulation by the OCC, the Federal Reserve Board and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, anti-money laundering and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

     Under the GLB Act, the OCC regulates and monitors the Fair Credit Report Act's restrictions on the transfer of customer information between Exchange National Bank and its affiliates. In late 2000, the OCC began to regulate and monitor restrictions on the transfer of nonpublic personal information of consumers to nonaffiliated third parties.

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

     Under the GLB Act, the FDIC regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between Citizens Union State Bank and Osage Valley Bank and their affiliates. On July 1, 2001, the FDIC began regulating and monitoring restrictions on the transfer of nonpublic personal information of consumers to nonaffiliated third parties.

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

     OTHER REGULATIONS. Interest and certain other charges collected or contracted for by our Banks are subject to state usury laws and certain federal laws concerning interest rates. Our Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth In Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Debt Collection Practices Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. Our Banks also are subject to the Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     REGULATIONS ON PRIVACY OF CUSTOMER INFORMATION. Under the GLB Act, (a) the Federal Reserve Board regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state member bank and its affiliates, and (b) the FDIC regulates and monitors the Fair Credit Reporting Act's restrictions on the transfer of customer information between a state non-member bank and its affiliates. Starting on July 1, 2001, the OCC, FDIC and Federal Reserve began regulating and monitoring restrictions on the transfer of nonpublic personal information of consumers by their supervised institutions to nonaffiliated third parties.

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

     Our Banks are subject to regulations issued by the Federal Reserve
Board which require depository institutions to maintain non-interest bearing reserves against their transaction accounts and non-personal time deposits. These regulations require depository institutions to maintain reserves equal to 3% of transaction accounts up to $41.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the total over $41.3 million. In addition, reserves, subject to adjustment by the Federal Reserve Board between 0% and 9%, must be maintained on non-personal time deposits. This reserve percentage is currently 0%. Depository institutions may designate and exempt up to $5.7 million of reservable liabilities from the above reserve requirements. Because these reserves must generally be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirements is to increase the cost of funds to depository institutions. As of December 31, 2001, Exchange National Bank was required to maintain a reserve balance of $211,000, Citizens Union State Bank was required to maintain a reserve balance of $1,939,000 and Osage Valley Bank was required to maintain a reserve balance of $351,000.

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

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of the continuing changes in regulations affecting commercial banks and other actions and proposed actions by the Federal government and its monetary and fiscal authorities, including proposed changes in the structure of banking in the United States and general economic conditions, no prediction can be made as to future changes in interest rates, credit availability, deposit levels, loan demand or the overall performance of banks generally and Exchange National Bank, Citizens Union State Bank, Osage Valley Bank, Union, Mid Central Bancorp, ENB Holdings and Exchange in particular.

     The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

ITEM 2.   PROPERTIES.

     None of Exchange, Union, Mid Central Bancorp or ENB Holdings owns or leases any property.

     The principal offices of Exchange, ENB Holdings and Exchange National
Bank are located at 132 East High Street in the central business district of Jefferson City, Missouri. The building, which is owned by Exchange National Bank, is a three-story structure constructed in 1927. A recently completed renovation and expansion project increased usable office space from 14,000 square feet to approximately 33,000 square feet. All of this office space is currently used by Exchange and Exchange National Bank. Management believes that this facility is adequately covered by insurance.

     Exchange National Bank also owns a branch banking facility at 3701 West Truman Boulevard in Jefferson City. This facility has approximately 21,000 square feet of usable office space, all of which is used for Exchange National Bank operations, and has full drive-in facilities. Exchange National Bank owns a second branch banking facility, which is located at 217 West Dunklin Street in Jefferson City. This facility is a one-story building which has approximately 2,400 square feet of usable office space, all of which is used for Exchange National Bank operations. In addition, Exchange National Bank has established a branch banking facility at 800 Eastland Drive in Jefferson City with approximately 4,100 square feet of usable office space, all of which is used for Exchange National Bank's operations. In 2001, Exchange National Bank renovated 1,800 square feet of office space at 128 East High Street in Jefferson City for use as additional operations. Management believes that the condition of these banking facilities presently is adequate for Exchange National Bank's business and that these facilities are adequately covered by insurance.

     Exchange National Bank also owns a branch in each of the California, Tipton and St. Robert communities. The California branch located at 201 East Main Street was constructed in the mid 1970's and it is a single story structure with 2,942 square feet of usable office space. All of the California branch's office space is used for Exchange National Bank's operations. The Tipton branch which is located at 445 South Moreau is a single story structure with 1,962 square feet of usable office space all of which is used for Exchange National Bank's operations. The Tipton branch was constructed in the mid 1970's. The St. Robert branch located at 595 Missouri Avenue is a single story structure with 2,236 square feet of usable office space. The St. Robert branch was constructed in the late 1960's. All of the St. Robert office space is used for Exchange National Bank's operations. Exchange National Bank is currently constructing a single story structure with 2,270 square feet of usable space in California, Missouri. All of the space will be used for Exchange National Bank's operations.

     The principal offices of Union and Citizens Union State Bank are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by Citizens Union State Bank, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for Union's and Citizens Union State Bank's operations. Citizens Union State Bank also operates seven branch banking facilities, of which six are owned by it. Citizens Union State Bank owns its downtown Clinton branch, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable office space, all of which is used in Citizens Union State Bank operations. Citizens Union State Bank owns a second branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a two-story building which has approximately 5,760 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns its third branch banking facility, which is located at 608 East Ohio Street in Clinton. This facility is a one-story building which has approximately 3,500 square feet of usable office space, all of which is used for Citizens Union State Bank's operations. Citizens Union State Bank leases its fourth Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. Citizens Union State Bank leases approximately 600 square feet of space at this facility under a five-year lease expiring in January 2004, with two five-year renewal options granted to Citizens Union State Bank. Citizens Union State Bank owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns a 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. In addition to its existing facilities, Citizens Union State Bank has a new branch facility at 125 South Main in Windsor, Missouri. This facility has 3,600 square feet of office space of which 2,800 square feet is used for operations of Citizens Union State Bank. Management believes that the condition of these banking facilities presently is adequate for Citizens Union State Bank's business and that these facilities are adequately covered by insurance.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of our Company's common stock during the fourth quarter of the year ended December 31, 2001.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in Exchange's 2001 Annual Report to Shareholders.

ITEM 6.   SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Selected Consolidated Financial Data" in Exchange's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exchange's 2001 Annual Report to Shareholders.

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

     An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:

     - customers may not want or need the products and services of Exchange's banking subsidiaries,

     -    borrowers may be unable to repay their loans,

     - the value of the collateral security of our banks' loans to borrowers may decline, and

     -    the overall quality of our banks' loan portfolio may decline.

     Making mortgage loans and consumer loans is a significant source of profits for Exchange's banking subsidiaries. If individual customers in the local area do not want these loans, profits may decrease. Although our banks could make other investments, our banks may earn less revenue on these investments than on loans. Also, our banks' losses on loans may increase if borrowers are unable to make payments on their loans.

     INTEREST RATE CHANGES MAY REDUCE THE PROFITABILITY OF EXCHANGE AND ITS BANKING SUBSIDIARIES. The primary source of earnings for Exchange's banking subsidiaries is net interest income. To be profitable, our banks have to earn more money in interest and fees on loans and other interest-earning assets than they pay as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, as has already happened on several occasions since January 2001, the amount of interest our banks earn on loans and investment securities may decrease more rapidly than the amount of interest our banks have to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Exchange and its banking subsidiaries, other factors remaining equal.

     Changes in the level or structure of interest rates also affect

     -    our banks' ability to originate loans,

     -    the value of our banks' loan and securities portfolios,

     - our banks' ability to realize gains from the sale of loans and securities,

     -    the average life of our banks' deposits, and

     -    our banks' ability to obtain deposits.

     Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of our banks' assets and liabilities, and the market value of all interest-earning assets, other than interest-earning assets that mature in the short term. Our banks' interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities. Although Exchange believes that its banks' current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of our banks.

     THE PROFITABILITY OF EXCHANGE'S BANKING SUBSIDIARIES DEPENDS ON THEIR ASSET QUALITY AND LENDING RISKS. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Exchange's banking subsidiaries are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. Our banks' failure to timely and accurately monitor the quality of their loans and other assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries. There is a degree of credit risk associated with any lending activity. Our banks attempt to minimize their credit risk through loan diversification. Although our banks' loan portfolios are varied, with no undue concentration in any one industry, substantially all of the loans in the portfolios have been made to borrowers in central and west central Missouri. Therefore, the loan portfolios are susceptible to factors affecting the central and west central Missouri area and the level of non-performing assets is heavily dependant upon local conditions. There can be no assurance that the level of our banks' non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.

     THE PROVISIONS FOR POSSIBLE LOAN LOSSES OF EXCHANGE'S BANKING SUBSIDIARIES MAY NEED TO BE INCREASED. Each of Exchange's banking subsidiaries make a provision for loan losses based upon management's analysis of potential losses in the loan portfolio and consideration of prevailing economic conditions. Each of our banks may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio, provision for loan losses, and real estate acquired by foreclosure of each of our banks. Such agencies may require our banks to recognize additions to the provisions for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for possible loan losses, whether required as a result of regulatory review or initiated by Exchange itself, may materially alter the financial outlook of Exchange and its banking subsidiaries.

     IF EXCHANGE AND ITS BANKS ARE UNABLE TO SUCCESSFULLY COMPETE FOR CUSTOMERS IN EXCHANGE'S MARKET AREA, THEIR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED. Exchange's banking subsidiaries face substantial competition in making loans, attracting deposits and providing other financial products and services. Our banks have numerous competitors for customers in their market area. Such competition for loans comes principally from:

     -    other commercial banks

     -    savings banks

     -    savings and loan associations

     -    mortgage banking companies

     -    finance companies

     -    credit unions

Competition for deposits comes principally from:

     -    other commercial banks

     -    savings banks

     -    savings and loan associations

     -    brokerage firms

     -    insurance companies

     -    money market mutual funds

     -    credit unions

     -    mutual funds (such as corporate and government securities funds)

     Many of these competitors have greater financial resources and name recognition, more locations, more advanced technology and more financial products to offer than our banks. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. In addition, the recently enacted Gramm-Leach-Bliley Act removes many of the remaining restrictions in federal banking law against cross-ownership between banks and other financial institutions, such as insurance companies and securities firms. The new law will likely increase the number and financial strength of companies that compete directly with our banks. The profitability of our banks depends of their continued ability to attract new customers and compete in Missouri. New competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our banks' market share of deposits and loans in our banks' respective service areas. If our banks are unable to successfully compete, their financial condition and results of operations will be adversely affected.

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

     THE SUCCESS OF EXCHANGE AND ITS BANKS LARGELY DEPENDS ON THE EFFORTS OF THEIR EXECUTIVE OFFICERS. The success of Exchange and its banking subsidiaries has been largely dependant on the efforts of James Smith and David Turner and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Messrs. Smith or Turner, or any of the other key executive officers could have a materially adverse effect on Exchange and its banks.

     EXCHANGE CANNOT PREDICT HOW CHANGES IN TECHNOLOGY WILL AFFECT ITS BUSINESS. The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

     -    telecommunications

     -    data processing

     -    automation

     -    Internet-based banking

     -    telebanking

     -    debit cards and so-called "smart cards"

     The ability of Exchange's banking subsidiaries to compete successfully in the future will depend on whether they can anticipate and respond to technological changes. To develop these and other new technologies our banks will likely have to make additional capital investments. Although our banks continually invest in new technology, there can be no assurance that our banks will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future

     ADDITIONAL FACTORS. Additional risks and uncertainties that may affect the future results of operations, financial condition or business of our Company and its banking subsidiaries include, but are not limited to: (i) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding our Banks or our Company; and (ii) changes in accounting policies and practices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2001, the rate shock scenario models indicated that annual net interest income could change by as much as 7% should interest rates rise or fall within 200 basis points from their current level over a one year period.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Exchange's 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors,"
(ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Compensation and Other Information--Executive Officers," and (iv) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in Exchange's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Compensation and Other Information--Report on Executive Compensation," (ii) the information under the caption "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation," (iii) the information under the caption "Executive Compensation and Other Information--Executive Compensation," (iv) the information under the caption "Executive Compensation and Other Information--Option Exercises and Holdings," (v) the information under the caption "Executive Compensation and Other Information--Exchange National Bank Profit-Sharing Trust," (vi) the information under the caption "Executive Compensation and Other Information--Citizens Union State Bank Profit-Sharing Plan," (vii) the information under the caption "Executive Compensation and Other Information--Stock Option Plan," (viii) the information under the caption "Executive Compensation and Other Information--Pension Plan," (ix) the information under the caption "Executive Compensation and Other Information--Smith Employment Agreement," (x) the information under the caption "Executive Compensation and Other Information--Change of Control Agreement," (xi) the information under the caption "Executive Compensation and Other Information--Company Performance," and (xii) the information under the caption "Election of Directors-Compensation of Directors", in each case, in Exchange's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in Exchanges definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Our Company has only one equity compensation plan for its employees pursuant to which options, rights or warrants may be granted. See Note 14 to the Consolidated Financial Statements for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2001:

                        (a)                          (b)                           (c)
                                                                                      Number of securities
                                                                                     remaining available for
                        Number of securities to be                                    future issuance under
                         issued, upon exercise of     Weighted average exercise    equity compensation plans,
                           outstanding options,          price of outstanding        excluding securities in
Plan category               warrants and rights      options, warrants and rights          column (a)
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders         34,929*                      $24.50                        265,071

Equity compensation plans not           --                          --                            --
approved by security holders

-----------------
* Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company's Incentive Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in Exchange's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  Exhibits, Financial Statements and Financial Statement Schedules:

     1.   Financial Statements:

     The following consolidated financial statements of our Company and reports of our Company's independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2001 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 2001 and 2000.

          Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

3.2 Bylaws of our Company (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 3.2 and incorporated herein by reference).

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

10.3 Form of Change of Control Agreement and schedule of parties thereto (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 10.3 and incorporated herein by reference).*

13 The Registrant's 2001 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

21 List of Subsidiaries (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 21 and incorporated herein by reference).

23            Consent of Independent Auditors

-----------------------
* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by our Company during the three month period ended December 31, 2001.

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


                                             EXCHANGE NATIONAL BANCSHARES, INC.

Dated: March 22, 2002                          By /S/ Donald L. Campbell
                                               ---------------------------
                                                      Donald L. Campbell, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                                        Signature and Title
----                                                        -------------------
March 22, 2002                                 /S/ Donald L. Campbell
                                               --------------------------------
                                                   Donald L. Campbell, President and Chairman of
                                                   the Board of Directors (Principal Executive
                                                   Officer)

March 22, 2002                                 /S/ Richard G. Rose
                                               --------------------------------
                                                   Richard G. Rose, Treasurer (Principal Financial
                                                   Officer and Principal Accounting Officer)

March 22, 2002                                 /S/ David T. Turner
                                               --------------------------------
                                                   David T. Turner, Director

March 22, 2002                                 /S/ James R. Loyd
                                               --------------------------------
                                                   James R. Loyd, Director

March 22, 2002                                 /S/ Charles G. Dudenhoeffer, Jr.
                                               --------------------------------
                                                   Charles G. Dudenhoeffer, Jr.,
                                                   Director

March 22, 2002                                 /S/ David R. Goller
                                               --------------------------------
                                                   David R. Goller, Director

March 22, 2002                                 /S/ Philip D. Freeman
                                               --------------------------------
                                                   Philip D. Freeman, Director

March 22, 2002                                 /S/ Kevin L. Riley
                                               --------------------------------
                                                   Kevin L. Riley, Director

March 22, 2002                                 /S/ James E. Smith
                                               --------------------------------
                                                   James E. Smith, Director

March 22, 2002                                 /S/ Gus S. Wetzel, II
                                               --------------------------------
                                                   Gus S. Wetzel, II, Director

                                   EXHIBIT INDEX

Exhibit No.                       Description                           Page No.
-----------                       -----------                           --------
13             The Registrant's 2001 Annual Report to Shareholders
               (only those portions of this Annual Report to              --
               Shareholders which are specifically incorporated by
               reference into this Annual Report on Form 10-K shall
               be deemed to be filed with the Commission)

23             Consent of Independent Auditors                            --


-----------------------------