Form 10-Q
period 2002-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2002-05-14
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                    to
                               -------------------  ----------------------------

                        Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            MISSOURI                                   43-1626350
---------------------------------                  --------------------
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



       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of May 1, 2002, the registrant had 2,834,145 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 27 pages
                      Index to Exhibits located on page 27

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                         MARCH 31, 2002              DECEMBER 31, 2001
                                                                   -------------------------     -------------------------
ASSETS
Loans:
   Commercial                                                                  $ 140,107,299                 $ 137,235,054
   Real estate - construction                                                     26,425,000                    25,820,000
   Real estate - mortgage                                                        253,571,941                   254,324,049
   Consumer                                                                       45,672,778                    46,984,529
                                                                   -------------------------     -------------------------
                                                                                 465,777,018                   464,363,632
   Less allowance for loan losses                                                  6,850,251                     6,673,586
                                                                   -------------------------     -------------------------
        Loans, net                                                               458,926,767                   457,690,046
Investment in debt and equity securities:
   Available-for-sale, at fair value                                             180,203,370                   181,649,054

Federal funds sold                                                                62,399,848                    54,481,931
Cash and due from banks                                                           20,097,490                    31,127,216
Premises and equipment                                                            15,788,285                    15,193,390
Accrued interest receivable                                                        5,659,550                     6,019,680
Goodwill                                                                          23,407,734                    23,407,734
Intangible assets                                                                  1,079,150                     1,153,820
Other assets                                                                       5,487,786                     5,102,465
                                                                   -------------------------     -------------------------
Total assets                                                                   $ 773,049,980                 $ 775,825,336
                                                                   =========================     =========================


Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                         MARCH 31, 2002              DECEMBER 31, 2001
                                                                   -------------------------     -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                $  68,955,032                 $  78,637,109
Time deposits                                                                    501,501,696                   501,157,081
                                                                   -------------------------     -------------------------
        Total deposits                                                           570,456,728                   579,794,190
Federal funds purchased and
   securities sold under agreements to repurchase                                 66,567,384                    61,644,544
Interest-bearing demand notes to U.S. Treasury                                     1,913,883                       388,122
Other borrowed money                                                              42,804,202                    43,137,614
Accrued interest payable                                                           2,659,494                     3,059,714
Other liabilities                                                                  9,338,588                     9,448,504
                                                                   -------------------------     -------------------------
        Total liabilities                                                        693,740,279                   697,472,688
                                                                   -------------------------     -------------------------

Stockholders' equity:
   Common stock - $1 par value; 15,000,000 shares
      authorized; 2,863,493 issued and outstanding                                 2,863,493                     2,863,493
   Surplus                                                                        21,985,575                    21,970,425
   Retained earnings                                                              54,174,033                    52,783,864
   Accumulated other comprehensive income                                          1,094,006                     1,542,272
   Treasury stock, 29,348 shares at cost                                            (807,406)                     (807,406)
                                                                   -------------------------     -------------------------
        Total stockholders' equity                                                79,309,701                    78,352,648
                                                                   -------------------------     -------------------------
Total liabilities and stockholders' equity                                     $ 773,049,980                 $ 775,825,336
                                                                   =========================     =========================



See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     2002                          2001
Interest income                                                                 $ 10,293,328                  $ 13,252,930

Interest expense                                                                   4,388,398                     7,323,740
                                                                   -------------------------     -------------------------

Net interest income                                                                5,904,930                     5,929,190

Provision for loan losses                                                            234,000                       248,000
                                                                   -------------------------     -------------------------

Net interest income after provision for loan losses                                5,670,930                     5,681,190

Noninterest income                                                                 1,304,600                     1,092,238

Noninterest expense                                                                4,220,710                     4,125,723
                                                                   -------------------------     -------------------------

Income before income taxes                                                         2,754,820                     2,647,705

Income taxes                                                                         826,164                       886,258
                                                                   -------------------------     -------------------------

Net income                                                                        $1,928,656                    $1,761,447
                                                                   =========================     =========================

Basic earnings per share                                                               $0.68                         $0.62
                                                                                       =====                         =====
Diluted earnings per share                                                             $0.68                         $0.62
                                                                                       =====                         =====

Weighted average shares of
    common stock outstanding
        Basic                                                                      2,834,145                     2,863,493
        Diluted                                                                    2,837,604                     2,863,493

Dividends per share:
     Declared                                                                          $0.19                         $0.19
                                                                                       =====                         =====

     Paid                                                                              $0.19                         $0.19
                                                                                       =====                         =====


           See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                             THREE MONTHS ENDED MARCH 31,
                                                                        --------------------------------------
                                                                           2002                       2001
                                                                        ------------             -------------
Cash flows from operating activities:
Net income                                                              $  1,928,656             $  1,761,447
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses                                            234,000                  248,000
        Depreciation expense                                                 292,568                  320,966
        Net amortization (accretion) of debt securities
           premiums and discounts                                            206,213                 (471,673)
        Amortization of intangible assets                                     74,670                  375,977
        Decrease in accrued interest receivable                              360,130                  638,140
        Increase in other assets                                            (191,556)                (464,534)
        (Decrease) increase in accrued interest payable                     (400,220)                 235,490
        (Decrease) increase in other liabilities                            (109,916)                 831,716
       Other, net                                                             15,153                    6,122
   Origination of mortgage loans for sale                                (22,471,951)             (16,586,431)
   Proceeds from the sale of mortgage loans
      held for sale                                                       22,769,528               16,820,943
   Gain on sale of mortgage loans                                           (297,577)                (234,512)
   Loss (gain) on dispositions of premises and equipment                         298                  (18,021)
                                                                        ------------             ------------
        Net cash provided by operating activities                          2,409,996                3,463,630
                                                                        ------------             ------------
Cash flows from investing activities:
   Net (increase) decrease in loans                                       (1,582,236)               4,540,266
   Purchases of available-for-sale debt securities                       (26,091,373)             (41,173,429)
   Proceeds from maturities of available-for-sale
      debt securities                                                     15,516,654               27,745,000
   Proceeds from calls of available-for-sale debt securities              11,135,000               11,995,420
   Purchases of premises and equipment                                      (887,762)                (599,157)
   Proceeds from dispositions of premises
      and equipment                                                              --                 1,374,313
   Proceeds from sales of other real estate
      owned and repossessions                                                148,672                  229,650
                                                                        ------------             ------------
        Net cash (used) provided in investing activities                  (1,761,045)               4,112,063
                                                                        ------------             ------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                      ------------------------------------
                                                                         2002                    2001
                                                                      -----------              -----------
Cash flows from financing activities:
   Net decrease in demand deposits                                    (9,682,077)              (5,489,949)
   Net (decrease) increase in interest-bearing
      transaction accounts                                            (3,960,278)               5,702,322
   Net increase in time deposits                                       4,304,893                1,760,872
   Net increase in federal funds purchased and
      securities sold under agreements to repurchase                   4,922,840               16,427,373
   Net increase (decrease) in interest-bearing
      demand notes to U.S. Treasury                                    1,525,761                 (298,730)
    Repayment of Federal Home Loan Bank
       borrowings                                                       (333,412)                (734,357)
   Repayment of other borrowed money                                        --                 (1,000,000)
   Cash dividends paid                                                  (538,487)                (544,063)
                                                                    ------------             ------------
        Net cash (used) provided in financing activities              (3,760,760)              15,823,468
                                                                    ------------             ------------

Net (decrease) increase in cash and cash equivalents                  (3,111,809)              23,399,161
                                                                    ------------             ------------
Cash and cash equivalents, beginning of period                        85,609,147               48,924,481
                                                                    ------------             ------------

Cash and cash equivalents, end of period                            $ 82,497,338             $ 72,323,642
                                                                    ============             ============

Supplemental disclosure of cash flow information-
   Cash paid (received) during period for:
      Interest                                                      $  4,788,618             $  7,156,952
      Income taxes                                                          --                   (139,380)
Supplemental schedule of noncash
   investing activities-
      Other real estate and repossessions
         acquired in settlement of loans                                 111,515                  221,728
      Transfer of securities from held-to-maturity
          to available-for-sale                                             --                 22,675,700





See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   Three Months Ended March 31, 2002 and 2001

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

         The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with Bancshares's audited consolidated financial statements included in its 2001 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 13.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. Bancshares believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Bancshares' consolidated financial position as of March 31, 2002 and December 31, 2001 and the consolidated statements of earnings and cash flows for the three months ended March 31, 2002 and 2001.

         The following table reflects, for the three months periods ended March 31, 2002 and 2001, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                  ----------------------------------------
                                                                                     2002                          2001
                                                                                  ----------                    ----------
              Net income, basic and diluted                                       $1,928,656                    $1,761,447
              Average shares outstanding                                           2,834,145                     2,863,493
              Effect of dilutive stock options                                         3,459                            --
              Average shares outstanding
                                                                                  ----------                    ----------
                   Including dilutive stock options                                2,837,604                     2,863,493
              Net income per share, basic                                              $0.68                         $0.62
                                                                                  ==========                    ==========
              Net income per share, diluted                                            $0.68                         $0.62
                                                                                  ==========                    ==========


         For the three-month periods ended March 31, 2002 and 2001, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2002 and 2001 is summarized as follows:


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                ----------------------------------------
                                                                                   2002                          2001
                                                                                ----------                    ----------
Net income                                                                      $1,928,656                    $1,761,447
      Other comprehensive (loss) income:
         Net unrealized holding (losses) gains on
            investments in debt and equity securities
            available-for-sale, net of taxes                                      (448,266)                    1,118,642
                                                                                ----------                    ----------
         Total other comprehensive (loss) income                                  (448,266)                    1,118,642
                                                                                ----------                    ----------
Comprehensive income                                                            $1,480,390                    $2,880,089
                                                                                ==========                    ==========


         Through the respective branch network, ENB, CUSB and OVB provide similar products and services in three defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton and Warsaw, Missouri. The products and services offered to customers primarily within their respective geographical areas. The business segments results that follow are consistent with Bancshares's internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United States of America and practices prevalent in the banking industry.


                                                                            MARCH 31, 2002


                                                              CITIZENS            OSAGE
                                       THE EXCHANGE         UNION STATE        VALLEY BANK
                                     NATIONAL BANK OF         BANK AND             OF
                                      JEFFERSON CITY          TRUST OF           WARSAW           CORPORATE
                                                              CLINTON                             AND OTHER             TOTAL
                                     ------------------    ---------------    --------------    ---------------    ----------------
Balance sheet information:
   Loans, net of allowance
      for loan losses                    $305,444,650        $115,669,264      $37,812,853               ----        $458,926,767
   Debt and equity securities             102,316,882          50,065,613       27,820,875               ----         180,203,370
   Goodwill                                 4,382,098          14,912,760        4,112,876               ----          23,407,734
   Intangible assets                             ----             841,650             ----             237,500          1,079,150
   Total assets                           460,845,625         237,271,049       74,916,899              16,407        773,049,980
   Deposits                               328,501,516         187,062,724       60,691,268          (5,798,780)       570,456,728
   Stockholders' equity                    48,348,743          35,265,530        9,274,658         (13,579,230)        79,309,701
                                     ==================    ===============    ==============    ===============   ================


                                                                           DECEMBER 31, 2001


                                                              CITIZENS            OSAGE
                                       THE EXCHANGE         UNION STATE        VALLEY BANK
                                     NATIONAL BANK OF         BANK AND             OF
                                      JEFFERSON CITY          TRUST OF           WARSAW           CORPORATE
                                                              CLINTON                             AND OTHER             TOTAL
                                     ------------------    ---------------    --------------    ---------------    ----------------
 Balance sheet information:
   Loans, net of allowance
      for loan losses                    $301,142,563        $118,802,018      $37,745,465               ----        $457,690,046
   Debt and equity securities             103,947,535          47,964,827       29,736,692               ----         181,649,054
   Goodwill                                 4,382,098          14,912,760        4,112,876               ----          23,407,734
   Intangible assets                             ----             878,820             ----            275,000           1,153,820
   Total assets                           458,792,287         241,965,161       76,326,052         (1,258,164)        775,825,336
   Deposits                               332,433,328         191,926,170       61,984,563         (6,549,871)        579,794,190
   Stockholders' equity                    48,018,123          34,899,318        9,219,276        (13,784,069)         78,352,648
                                     ==================    ===============    ==============    ===============    ================

                                                                THREE MONTHS ENDED MARCH 31, 2002

                                                            CITIZENS            OSAGE
                                      THE EXCHANGE           UNION           VALLEY BANK
                                     NATIONAL BANK         STATE BANK            OF
                                      OF JEFFERSON         AND TRUST           WARSAW            CORPORATE
                                          CITY                 OF                                AND OTHER           TOTAL
                                                            CLINTON
                                    -----------------    ---------------    --------------     --------------    ---------------
Statement of earnings:
   Total interest income                $ 6,152,237        $ 3,025,081        $1,116,010               ----       $10,293,328
   Total interest expense                 2,360,702          1,262,455           500,221            265,020         4,388,398
                                    -----------------    ---------------    --------------     --------------    ---------------
   Net interest income                    3,791,535          1,762,626           615,789           (265,020)         5,904,930
   Provision for loan losses                150,000             75,000             9,000               ----            234,000
   Noninterest income                       965,399            283,580            55,621               ----          1,304,600
   Noninterest expense                    2,470,097          1,283,319           343,340            123,954          4,220,710
   Income taxes                             671,150            189,791            97,523           (132,300)           826,164
                                    -----------------  ---------------    --------------     --------------    ---------------
   Net income (loss)                      1,465,687            498,096           221,547           (256,674)         1,928,656
                                    =================  ===============    ==============     ==============    ===============

                                                                 THREE MONTHS ENDED MARCH 31, 2001

                                                            CITIZENS            OSAGE
                                      THE EXCHANGE        UNION STATE        VALLEY BANK
                                     NATIONAL BANK          BANK AND             OF
                                      OF JEFFERSON          TRUST OF           WARSAW            CORPORATE
                                          CITY              CLINTON                              AND OTHER           TOTAL
                                    -----------------    ---------------    --------------     --------------    ---------------
Statement of earnings:
   Total interest income                $ 7,822,664        $ 4,009,931        $ 1,414,625             5,710        $13,252,930
   Total interest expense                 4,118,607          2,229,208            622,323           353,602          7,323,740
                                    -----------------  ---------------     --------------     --------------    ---------------
   Net interest income                    3,704,057          1,780,723            792,302          (347,892)         5,929,190
   Provision for loan losses                150,000             75,000             23,000              ----            248,000
   Noninterest income                       854,358            186,868             51,012              ----          1,092,238
   Noninterest expense                    2,485,724          1,215,842            343,000            81,157          4,125,723
   Income taxes                             616,870            259,263            153,425          (143,300)           886,258
                                  -----------------    ---------------     --------------     --------------   ---------------
   Net income (loss)                      1,305,821            417,486            323,889          (285,749)         1,761,447
                                  =================    ===============     ==============     ==============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

          Net income for the three months ended March 31, 2002 of $1,929,000 increased $168,000 when compared to the first quarter of 2001. Earnings per common share for the first quarter of 2002 of $0.68 increased 6 cents or 9.7% when compared to the first quarter of 2001. On January 1, 2002 our Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142 goodwill is no longer amortized. The amount of goodwill amortization included in net income in the first quarter of 2001 was approximately $298,000, or $0.10 per share.

          The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

          (DOLLARS EXPRESSED IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                       2002             2001
                                                     -------          -------
Interest income                                      $10,293          $13,253
Fully taxable equivalent (FTE) adjustment                209              208
                                                     -------          -------
Interest income (FTE basis)                           10,502           13,461
Interest expense                                       4,388            7,324
                                                     -------          -------
Net interest income (FTE basis)                        6,114            6,137
Provision for loan losses                                234              248
                                                     -------          -------
Net interest income after provision for
   loan losses (FTE basis)                             5,880            5,889
Noninterest income                                     1,305            1,074
Noninterest expense                                    4,221            4,108
                                                     -------          -------
Earnings before income taxes (FTE basis)               2,964            2,855
                                                     -------          -------
Income taxes                                             826              886
FTE adjustment                                           209              208
                                                     -------          -------
Income taxes (FTE basis)                               1,035            1,094
                                                     -------          -------
Net income                                           $ 1,929          $ 1,761
                                                     =======          =======


          Net interest income on a fully taxable equivalent basis decreased $23,000 or 0.37% to $6,114,000 or 3.54% of average earning assets for the first quarter of 2002 compared to $6,137,000 or 3.73% of average earning assets for the same period of 2001. The provision for loan losses for the three months ended March 31, 2002 was $234,000 compared to $248,000 for the same period of 2001.

          Noninterest income and noninterest expense for the three-month periods ended March 31, 2002 and 2001 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,                         INCREASE (DECREASE)
                                                     --------------------------             -------------------------
                                                       2002               2001              AMOUNT               %
                                                     -------            -------             ------             ------
NONINTEREST INCOME
   Service charges on deposit accounts                 $ 610              $ 456             $ 154               33.8%
   Trust department income                               121                109                12               11.0
   Brokerage income                                        3                 23               (20)             (87.0)
   Mortgage loan servicing fees                          102                114               (12)             (10.5)
   Gain on sales of mortgage loans                       298                235                63               26.8
   Credit card fees                                       35                 37                (2)              (5.4)
   Other                                                 136                118                18               15.3
                                                     -------            -------             -----
                                                     $ 1,305            $ 1,092             $ 213               19.5%
                                                     =======            =======             =====

NONINTEREST EXPENSE
   Salaries and employee benefits                    $ 2,303            $ 2,101             $ 202                9.6%
   Occupancy expense                                     256                246                10                4.1
   Furniture and equipment expense                       433                385                48               12.5
   FDIC insurance assessment                              37                 34                 3                8.8
   Advertising and promotion                              89                 76                13               17.1
   Postage, printing and supplies                        202                162                40               24.7
   Legal, examination, and
      professional fees                                  212                124                88               71.0
   Credit card expenses                                   23                 24                (1)              (4.2)
   Credit investigation and loan
      collection expenses                                 29                 46               (17)             (37.0)
   Amortization of goodwill                               --                298              (298)            (100.0)
   Amortization of intangible assets                      75                 78                (3)              (3.8)
   Other                                                 562                552                10                1.8
                                                     -------            -------             -----
                                                     $ 4,221            $ 4,126               $95                2.3%
                                                     =======            =======             =====


          Noninterest income increased $213,000 or 19.5% to $1,305,000 for the first quarter of 2002 compared to $1,092,000 for the same period of 2001. Service charges on deposit accounts increased $154,000 or 33.8% due to new overdraft programs at ENB and CUSB. This program has generated an increase of $134,000 in insufficient funds fees collected this year compared to the same period last year. Brokerage income declined $20000 or 87.0% due to decreased sales volumes in 2002. The $12,000 or 10.5% decrease in mortgage loan servicing fees is due to an increase in amortization of mortgage servicing rights. The amortization of mortgage servicing rights is charged against servicing income. Gains on sales of mortgage loans increased $63,000 or 26.8% due to an increase in volume of loans originated and sold to the secondary market from approximately $16,586,000 in the first quarter of 2001 to approximately $22,472,000 for the first quarter of 2002.

          Noninterest expense increased $95,000 or 2.3% to $4,221,000 for the first quarter of 2002 compared to $4,126,000 for the first quarter of 2001. Salaries and benefits increased $202,000 or 9.6%. This increase is due to normal salary increases and higher health insurance premiums. The $48,000 or 12.5% increase in furniture and equipment expense is primarily the result of increase equipment service contracts. The $40,000 or 24.7% increase in postage, printing and supplies is primarily due to timing differences in the purchase of postage for mailing equipment at the banks. The $88,000 or 71.0% increase in legal and professional fees reflects consulting fees for project management related to a core data processing conversion project at the three banks. The $298,000 or 100.0% decrease in amortization of intangibles reflects the discontinuance of the amortization of goodwill as required by SFAS 142. The periodic amortization of goodwill has been replaced by an annual impairment test.

          Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 30.0% for the first quarter of 2002 compared to 33.5% for the first quarter of 2001. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 34.9% for the first quarter of 2002 and 38.3% for the first quarter of 2001. The decrease in effective tax rates for first quarter of 2002 compared to first quarter of 2001 is due to tax-exempt income making up a larger portion of our Company's income in 2002 versus 2001.


NET INTEREST INCOME

          Fully taxable equivalent net interest income decreased $23,000 or 0.37% for the three-month period ended March 31, 2002 compared to the same period in 2001.

          The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2002 and 2001.

(DOLLARS EXPRESSED IN THOUSANDS)

                                          THREE MONTHS ENDED                            THREE MONTHS ENDED
                                            MARCH 31, 2002                                MARCH 31, 2001
                                 --------------------------------------        -------------------------------------
                                                 Interest         Rate                        Interest         Rate
                                 Average         Income/        Earned/        Average         Income/       Earned/
                                 Balance        Expense/1/      Paid/1/        Balance       Expense/1/      Paid/1/
                                 --------       ----------      -------       --------       ----------      -------
ASSETS
Loans:/2/
   Commercial                    $139,291         $ 2,266         6.60%       $148,563        $ 3,251         8.87%
   Real estate                    280,661           4,905         7.09         259,404          5,383         8.42
   Consumer                        44,652             970         8.81          55,893          1,254         9.10
Investment securities/3/
   U.S. Treasury and
      U.S. Gov't Agencies         136,370           1,394         4.15         121,401          2,330         7.78
   State and municipal             38,669             666         6.98          39,022            696         7.23
   Other                            4,959              52         4.25           4,051             45         4.51
Federal funds sold                 53,604             231         1.75          34,886            458         5.32
Interest-bearing
   deposits                         2,359              18         3.09           3,364             44         5.30
                                 --------         -------         ----        --------        -------         ----

   Total interest earning
      assets                      700,565          10,502         6.08         666,584         13,461         8.19
All other assets                   70,724                                       72,560
Allowance for loan
   losses                          (6,736)                                      (6,983)
                                 --------                                     --------
   Total assets                  $764,553                                     $732,161
                                 ========                                     ========



Continued on next page


                                           THREE MONTHS ENDED                           THREE MONTHS ENDED
                                             MARCH 31, 2002                               MARCH 31, 2001
                                 -------------------------------------       --------------------------------------
                                               Interest         Rate                        Interest         Rate
                                  Average       Income/        Earned/        Average         Income/       Earned/
                                  Balance      Expense/1/      Paid/1/        Balance       Expense/1/      Paid/1/
                                 --------      ----------      -------       --------       ----------      -------

LIABILITIES AND
   STOCKHOLDERS'
   EQUITY
NOW accounts                     $ 89,244        $ 241          1.10%        $ 91,507           $ 648        2.87%
Savings                            48,994          128          1.06           44,617             307        2.79
Money market                       61,318          212          1.40           58,732             583        4.03
Deposits of $100,000
   and over                        45,557          443          3.94           52,585             823        6.35
Other time deposits               254,721        2,520          4.01          269,479           3,937        5.93
                                 --------        -----                       --------         -------
   Total time deposits            499,834        3,544          2.88          516,920           6,298        4.94

Federal funds purchased
   and securities sold
   under agreements to
   repurchase                      63,314          257          1.65           28,763             363        5.12
Interest-bearing demand
   notes to US Treasury             1,008            4          1.61              790              11        5.65
Other borrowed money               42,893          583          5.51           41,414             652        6.38
                                 --------        -----                       --------         -------
   Total interest-bearing
      liabilities                 607,049        4,388          2.93          587,887           7,324        5.05
                                                 -----                                        -------

Demand deposits                    66,789                                      58,636
Other liabilities                  11,455                                      11,120
                                 --------                                    --------

Total liabilities                 685,293                                     657,643
Stockholders' equity               79,260                                      74,518
                                 --------                                    --------

   Total liabilities and
      stockholders' equity       $764,553                                    $732,161
                                 ========                                    ========

Net interest income                            $ 6,114                                        $ 6,137
                                               =======                                        =======

Net interest margin/4/                                          3.54%                                        3.73%
                                                                =====                                        =====



/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $209,000 in 2002 and $208,000 in 2001.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                     THREE MONTHS ENDED MARCH 31, 2002
                                               COMPARED TO
                                     THREE MONTHS ENDED MARCH 31, 2001
                                     ----------------------------------
                                                      CHANGE DUE TO
                                      TOTAL        --------------------
                                     CHANGE        VOLUME         RATE
                                     ------        ------       -------

INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                           $(985)        $(193)         (792)
   Real estate /2/                    (478)          417          (895)
   Consumer                           (284)         (245)          (39)
Investment securities:
   U.S. Treasury and U.S.
      Government agencies             (936)          259        (1,195)
   State and municipal /2/             (30)           (6)          (24)
   Other                                 7            10            (3)
Federal funds sold                    (227)          173          (400)
Interest-bearing deposits              (26)          (11)          (15)
                                    -------         -----       -------
      Total interest income         (2,959)          404        (3,363)


INTEREST EXPENSE:
NOW accounts                          (407)          (16)         (391)
Savings                               (179)           27          (206)
Money market                          (371)           25          (396)
Deposits of $100,000 and over         (529)          (99)         (281)
Other time deposits                 (1,268)         (206)       (1,211)
Federal funds purchased and
   securities sold under
   agreements to repurchase           (106)          247          (353)
Interest-bearing demand notes
   to U.S. Treasury                     (7)            2            (9)
Other borrowed money                   (69)           22           (91)
                                    -------         -----       -------

      Total interest expense        (2,936)            2        (2,938)
                                    -------         -----       -------

NET INTEREST INCOME ON A FULLY
   TAXABLE EQUIVALENT BASIS          $ (23)          402          (425)
                                    =======         =====       =======


/1/  Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $209,000 in 2002 and $208,000 in 2001.

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

          The allowance for loan losses was decreased by net loan charge-offs of $57,000 for the first quarter of 2002 compared to net charge-offs of $111,000 for the first quarter of 2001. The allowance for loan losses was increased by a provision charged to expense of $234,000 for the first quarter of 2002 compared to $248,000 for the first quarter of 2001.

          The balance of the allowance for loan losses was $6,850,000 at March 31, 2002 compared to $6,674,000 at December 31, 2001 and $7,077,000 at March 31,
2001. The allowance for loan losses as a percent of outstanding loans was 1.47% at March 31, 2002 compared to 1.44% at December 31, 2001 and 1.53% at March 31, 2001.

                               FINANCIAL CONDITION

          Total assets decreased $2,775,000 or 0.4% to $773,050,000 at March 31, 2002 compared to $775,825,000 at December 31, 2001. Total liabilities decreased $3,732,000 or 0.5% to $693,740,000. Stockholders' equity increased $957,000 or
1.2% to $79,310,000.

          Loans increased $1,413,000 or 0.3% to $465,777,000 at March 31, 2002
compared to $464,364,000 at December 31, 2001. Commercial loans increased $2,872,000; real estate construction loans increased $605,000; real estate mortgage loans decreased $752,000; and consumer loans decreased $1,312,000. The decrease in mortgage loans reflects the movement of loans from variable rate loans that our Company keeps in its portfolio to fixed rate loans that are sold in the secondary markets. The decrease in consumer loans is reflective of lower rates in the markets that our Company is unwilling to match, primarily in the area of automobile financing.

          Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $3,874,000 or 0.83% of total loans at March 31, 2002 compared to $3,997,000 or 0.86% of total loans at December 31, 2001. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                   MARCH 31, 2002                      DECEMBER 31, 2001
                                             ----------------------------          ---------------------------
                                                                  % OF                                 % OF
                                             BALANCE          GROSS LOANS          BALANCE         GROSS LOANS
                                             -------          -----------          -------         -----------
Nonaccrual loans:
   Commercial                                $ 2,416              .52%             $ 2,518             .54%
   Real estate:
      Construction                                35              .01                   66             .01
      Mortgage                                   930              .20                  842             .18
   Consumer                                      268              .05                  124             .03
                                             -------             -----             -------            -----
                                               3,649             0.78                3,550             .76
                                             -------             -----             -------            -----

Loans contractually past-due 90 days
  or more and still accruing:
      Commercial                                  61              .01                   96             .02
      Real estate:
         Construction                             --               --                   --              --
         Mortgage                                144              .03                  299             .07
      Consumer                                    20              .01                   52             .01
                                             -------             -----             -------            -----
                                                 225              .05                  447             .10
                                             -------             -----             -------            -----

         Restructured loans                       --               --                   --              --
                                             -------             -----             -------            -----

            Total nonperforming loans          3,874             0.83%               3,997            0.86%
                                                                 =====                                =====

            Other real estate                    650                                   650
            Repossessions                        104                                   141
                                             -------                               -------

            Total nonperforming assets       $ 4,628                               $ 4,788
                                             =======                               =======


          The allowance for loan losses was 176.82% of nonperforming loans at March 31, 2002 compared to 166.98% of nonperforming loans at December 31, 2001.

          It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 2002 and 2001, which would have been recorded under the original terms those loans, was approximately $171,000 and $233,000 for the three months ended March 31, 2002 and 2001, respectively. Approximately $9,000 and $23,000 was actually recorded as interest income on such loans for the three months ended March 31, 2002 and 2001, respectively.

          A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $9,681,000 and $9,527,000 at March 31, 2002 and December 31, 2001, respectively, which are not included in the nonaccrual table above but are considered by management to be "impaired". The $9,681,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $1,000 to approximately $3,010,000. The average balance of nonaccrual and other "impaired" loans for the first three months of 2002 was approximately $13,701,000. At March 31, 2002 the portion of the allowance for loan losses allocated to impaired loans was $1,822,000 compared to $1,218,000 at December 31, 2001.

          As of March 31, 2002 and December 31, 2001 approximately $3,486,000 and $7,541,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

          Investment in debt and equity securities classified as available-for-sale decreased $1,446,000 or 0.8% to $180,203,000 at March 31, 2002 compared to $181,649,000 at December 31, 2001. Investments classified as available-for-sale are carried at fair value. During 2002, the market valuation account was decreased $679,000 to $1,658,000 to reflect the fair value of available-for-sale investments at March 31, 2002 and the net after tax decrease resulting from the change in the market valuation adjustment of $448,000 decreased the stockholders' equity component to $1,094,000 at March 31, 2002.

          At December 31, 2001 the market valuation account for the available-for-sale investments of $2,337,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $1,542,000 was reflected as a separate positive component of stockholders' equity.

          Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $3,112,000 or 3.6% to $82,497,000 at March 31, 2002 compared to $85,609,000 at December 31, 2001.

          Premises and equipment increased $595,000 or 3.9% to $15,788,000 at March 31, 2002 compared to $15,193,000 at December 31, 2001. The increase reflects purchases of premises and equipment of $888,000 offset by depreciation expense of $293,000.

          Total deposits decreased $9,337,000 or 1.6% to $570,457,000 at March 31, 2002 compared to $579,794,000 at December 31, 2001. The decrease is primarily in demand deposits and reflects the decline from unusually high deposits that were built up by customers at year-end.

          Federal funds purchased and securities sold under agreements to repurchase increased $4,923,000 or 8.0% to $66,567,000 at March 31, 2002
compared to $61,645,000 at December 31, 2001. This increase is due primarily to higher levels of public fund balances at March 31, 2002.

          The increase in stockholders' equity reflects net income of $1,929,000 less dividends declared of $538,000 and $448,000 change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

          No material changes in our Company's liquidity or capital resources have occurred since December 31, 2001.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

          In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 established standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after September 15, 1999 to fiscal years beginning after September 15, 2000. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 138), which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities, and for decisions made by the FASB relating to the Derivative Implementation Group
(DIG) process. Our Company has adopted SFAS 133 as amended effective January 1, 2001, but since our Company does not participate in any derivative or hedging activities, SFAS 133, as amended, had no impact on our Company's consolidated financial position and results of operations, except for the transfer of all held-to-maturity securities into available-for-sale securities as of January 1, 2001 as permitted by SFAS 133. At the time of the transfer the amortized cost of the securities transferred was $22,463,000 and the fair value was $22,676,000. The difference was an unrealized gain recorded net of tax as other comprehensive income.

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

          In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also required that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS 142, which for calendar year-end companies, was January 1, 2002.

          On January 1, 2002, our Company adopted SFAS 142. At the date of adoption, our Company had unamortized goodwill of $23,408,000, core deposit intangibles of $879,000 and consulting/noncompete agreements of $275,000, all of which were subject to the transition provisions of SFAS 142. Under SFAS 142, our Company will continue to amortize, on an accelerated basis, its core deposit intangibles associated with the purchase of Citizens Union State Bank and Trust. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following our Company's existing methods of measuring and recording impairment losses. Our Company is currently in the process of completing the transitional goodwill impairment test required under SFAS 142 to determine the potential impact, if any, on the consolidated financial statements. However, our Company does not believe the results of the transitional goodwill impairment testing will identify significant impairment losses or have a material effect on the consolidated financial statements.

                                        MARCH 31, 2002       DECEMBER 31, 2001
                                        --------------       -----------------
Amortized intangible assets:
   Core deposit intangible                 $ 841,650            $ 878,820
   Consulting/Noncompete agreements          237,500              275,000

Unamortized intangible assets:
   Goodwill associated with the
        Purchase of subsidiaries          23,407,734           23,407,734


        The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS 142:

(DOLLARS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                             ---------------------------
                                               2002                2001
                                             -------             -------
Net Income:
Reported net income                          $ 1,929             $ 1,761
Add back - goodwill amortization                  --                 298
                                             -------             -------
Adjusted net income                            1,929               2,059
                                             =======             =======

Basic earnings per share:
Reported net income                            $0.68               $0.62
Add back - goodwill amortization                  --                0.10
                                             -------             -------
Adjusted net income                            $0.68               $0.72
                                             =======             =======

Diluted earnings per share:                    $0.68               $0.62
Reported net income                               --                0.10
                                             -------             -------
Noninterest expense                            $0.68               $0.72
                                             =======             =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At March 31, 2002, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 4% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 7% at December 31, 2001.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                None

Item 2.  Changes in Securities                                            None

Item 3.  Defaults Upon Senior Securities                                  None

Item 4.  Submission of Matters to a Vote of Security Holders              None

Item 5.  Other Information                                                None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


Exhibit No.         Description
-----------         -----------

   3.1              Articles of Incorporation of Bancshares (filed as Exhibit
                    3(a) to Bancshares's Registration Statement on Form S-4
                    (Registration No. 33-54166) and incorporated herein by reference).

   3.2              Bylaws of Bancshares (filed as Exhibit 3.2 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2001 (Commission file number 0-23636) and incorporated herein by reference).

   4                Specimen certificate representing shares of the Company's
                    $1.00 par value common stock (filed as Exhibit 4 to Bancshares's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File number 0-23636) and incorporated herein by reference).



(b)      Reports on Form 8-K.

          No reports were filed on Form 8-K for the three month period ended March 31, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       EXCHANGE NATIONAL BANCSHARES, INC.



        Date                    By /s/ James E. Smith
        ----
                                -----------------------------------
   May  10, 2002                James E. Smith, Chairman of the Board
                                and Chief Executive Officer (Principal
                                Executive Officer)


                                By /s/ Richard G. Rose
                                -----------------------------------
    May 10, 2002                Richard G. Rose, Treasurer (Principal Financial
                                Officer and Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                            March 31, 2002 Form 10-Q


Exhibit No.         Description                                                          Page No.
-----------         -----------                                                          --------

    3.1             Articles of Incorporation of Bancshares (filed as Exhibit
                    3(a) to Bancshares's Registration Statement on Form S-4
                    (Registration No. 33-54166) and incorporated herein by
                    reference).                                                            **


    3.2             Bylaws of Bancshares (filed as Exhibit 3.2 to the Company's
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 2000(Commission file number 0-23636) and
                    incorporated herein by reference).                                     **


    4               Specimen certificate representing shares of the Company's
                    $1.00 par value common stock (filed as Exhibit 4 to
                    Bancshares's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission file number 0-23636) and
                    incorporated herein by reference).                                     **





                    **  Incorporated by reference.