Form 10-Q
period 2002-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2002-08-12
CIK 893847

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------     -----------

                         Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
             -----------------------------------------------------
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

                                 (573) 761-6100
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

      (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   As of August 9, 2002, the registrant had 2,834,145 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 36 pages
                      Index to Exhibits located on page 34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       JUNE 30,       DECEMBER 31,
                                                         2002             2001
                                                    -------------    -------------
ASSETS
Loans:
  Commercial                                        $ 143,055,943    $ 137,235,054
  Real estate -- construction                          36,579,000       32,579,000
  Real estate -- mortgage                             247,215,121      247,565,049
  Consumer                                             48,413,856       46,984,529
                                                    -------------    -------------
                                                      475,263,920      464,363,632
  Less allowance for loan losses                        6,971,814        6,673,586
                                                    -------------    -------------
      Loans, net                                      468,292,106      457,690,046
                                                    -------------    -------------
Investment in debt and equity securities:
  Available-for-sale, at fair value                   187,585,448      181,649,054

Federal funds sold                                     46,186,436       54,481,931
Cash and due from banks                                25,209,577       31,127,216
Premises and equipment                                 16,697,239       15,193,390
Accrued interest receivable                             6,122,837        6,019,680
Intangible assets                                      24,412,214       24,561,554
Other assets                                            4,963,335        5,102,465
                                                    -------------    -------------
                                                    $ 779,469,192    $ 775,825,336
                                                    =============    =============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                       JUNE 30,       DECEMBER 31,
                                                         2002             2001
                                                    -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                     $  72,842,514       78,637,109
Time deposits                                         505,906,612      501,157,081
                                                    -------------    -------------
      Total deposits                                  578,749,126      579,794,190

Federal funds purchased and
  securities sold under agreements to repurchase       64,491,584       61,644,544
Interest-bearing demand notes to U.S. Treasury            704,132          388,122
Other borrowed money                                   42,069,310       43,137,614
Accrued interest payable                                2,303,826        3,059,714
Other liabilities                                       9,569,314        9,448,504
                                                    -------------    -------------
      Total liabilities                               697,887,292      697,472,688
                                                    -------------    -------------
Stockholders' equity:
  Common Stock - $1 par value; 15,000,000 shares
    authorized; 2,863,493 shares issued                 2,863,493        2,863,493
  Surplus                                              21,985,575       21,970,425
  Retained earnings                                    55,604,997       52,783,864
  Accumulated other comprehensive income                1,935,241        1,542,272
  Treasury stock, 29,348 shares at cost                  (807,406)        (807,406)
                                                    -------------    -------------
      Total stockholders' equity                       81,581,900       78,352,648
                                                    -------------    -------------
                                                    $ 779,469,192    $ 775,825,336
                                                    =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                         JUNE 30,                      JUNE 30,
                               --------------------------    --------------------------
                                   2002           2001           2002           2001
                               -----------    -----------    -----------    -----------
Interest income                $10,213,633    $12,586,823    $20,506,961    $25,839,752

Interest expense                 4,174,159      6,790,265      8,562,559     14,114,006
                               -----------    -----------    -----------    -----------
Net interest income              6,039,474      5,796,558     11,944,402     11,725,746

Provision for loan losses          234,000        231,000        468,000        479,000
                               -----------    -----------    -----------    -----------
Net interest income after
  provision for loan losses      5,805,474      5,565,558     11,476,402     11,246,746

Noninterest income               1,354,537      1,215,363      2,659,137      2,307,602

Noninterest expense              4,400,313      4,219,513      8,621,021      8,345,235
                               -----------    -----------    -----------    -----------
Income before
  income taxes                   2,759,698      2,561,408      5,514,518      5,209,113

Income taxes                       761,904        892,451      1,588,068      1,778,709
                               -----------    -----------    -----------    -----------
Net income                     $ 1,997,794    $ 1,668,957    $ 3,926,450    $ 3,430,404
                               ===========    ===========    ===========    ===========

Basic earnings per share       $      0.70    $      0.58    $      1.39    $      1.20
                               ===========    ===========    ===========    ===========
Diluted earnings per share     $      0.70    $      0.58    $      1.38    $      1.20
                               ===========    ===========    ===========    ===========

Weighted average shares of
   common stock outstanding
      Basic                      2,834,145      2,863,493      2,834,145      2,863,493
      Diluted                    2,842,496      2,863,493      2,840,050      2,863,493

Dividends per share
   Declared                    $      0.20    $      0.19    $      0.39    $      0.38
                               ===========    ===========    ===========    ===========

   Paid                        $      0.19    $      0.19    $      0.38    $      0.38
                               ===========    ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     -----------------------------
                                                          2002              2001
                                                     ------------     ------------
Cash flows from operating activities:
  Net income                                         $  3,926,450        3,430,404
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                             468,000          479,000
    Depreciation expense                                  583,303          640,546
    Net amortization (accretion)of
     debt securities premiums and discounts               455,429         (601,798)
    Amortization of intangible assets                     149,340          753,623
   (Increase) decrease in accrued
     interest receivable                                 (103,157)         381,823
    Increase in other assets                             (152,223)        (493,378)
    Decrease in accrued interest payable                 (755,888)        (655,682)
    Increase in other liabilities                         120,810        3,091,914
    Gain on sale of securities, net                      (133,226)              --
    Other, net                                             15,150            6,122
    Origination of mortgage loans for sale            (35,791,194)     (39,902,291)
    Proceeds from the sale of mortgage loans
     held for sale                                     36,262,165       40,470,194
    Gain on sale of mortgage loans                       (470,971)        (567,903)
    Loss (gain) on dispositions of premises
     and equipment                                          3,417          (21,991)
                                                     ------------     ------------
     Net cash provided by operating activities          4,577,405        7,010,583
                                                     ------------     ------------
Cash flows from investing activities:
  Net (increase) decrease in loans                    (11,275,778)       3,456,298
  Purchases of available-for-sale debt securities     (52,207,429)     (80,962,120)
  Proceeds from sales of available-for-sale
   debt securities                                      9,382,396               --
  Proceeds from maturities of available-for-sale
   debt securities                                     19,971,847       50,790,188
  Proceeds from calls of available-for-sale
   debt securities                                     17,190,000       40,150,000
  Purchases of premises and equipment                  (2,106,571)      (1,185,244)
  Proceeds from dispositions of premises
   and equipment                                           16,000        1,490,313
  Proceeds from sales of other real estate
   owned and repossessions                                294,631          443,798
                                                     ------------     ------------
     Net cash (used in) provided by
       investing activities                           (18,734,904)      14,183,233
                                                     ------------     ------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     -----------------------------
                                                          2002              2001
                                                     ------------     ------------
Cash flows from financing activities:
  Net (decrease) increase in demand deposits           (5,794,595)       3,927,982
  Net (decrease) increase in interest-bearing
   transaction accounts                                (2,332,848)       9,030,218
  Net increase (decrease) in time deposits              7,082,379       (3,492,494)
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase       2,847,040        6,032,638
  Net increase in interest-bearing demand notes
   to U.S. Treasury                                       316,010        1,180,045
  Repayment of Federal Home Loan Bank
   borrowings                                            (568,304)        (752,988)
  Repayment of other borrowed money                      (500,000)      (1,500,000)
  Cash dividends paid                                  (1,105,317)      (1,088,128)
                                                     ------------     ------------
     Net cash (used in) provided by
       financing activities                               (55,635)      13,337,273
                                                     ------------     ------------
Net (decrease) increase in cash and
 cash equivalents                                     (14,213,134)      34,531,089

Cash and cash equivalents, beginning of period         85,609,147       48,924,481
                                                     ------------     ------------
Cash and cash equivalents, end of period             $ 71,396,013     $ 83,455,570
                                                     ============     ============

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                          $  9,318,447     $ 14,769,688
   Income taxes                                         1,785,000          309,475

Supplemental schedule of noncash
  investing activities-
    Other real estate and repossessions
     acquired in settlement of loans                      205,718          619,267
    Transfer of securities from held-to-maturity
     to available-for-sale                                     --       22,675,700


See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                     Six Months Ended June 30, 2002 and 2001

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

         The accompanying unaudited condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2001 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2001 as Exhibit 13.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2002, consolidated statements of earnings for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

         The following table reflects, for the three-month and six-month periods ended June 30, 2002 and 2002, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                     --------------------------    --------------------------
                                        2002            2001           2002           2001
                                     -----------    -----------    -----------    -----------
Net income, basic and diluted        $ 1,997,794      1,668,957      3,926,450      3,430,404

Average shares outstanding             2,834,145      2,863,493      2,834,145      2,863,493

Effect of dilutive stock options           8,351             --          5,905             --
                                     -----------    -----------    -----------    -----------
Average shares outstanding
 including dilutive stock options      2,842,496      2,863,493      2,840,050      2,863,493

   Net income per share, basic       $      0.70    $      0.58    $      1.39    $      1.20
                                     ===========    ===========    ===========    ===========
   Net income per share, diluted     $      0.70    $      0.58    $      1.38    $      1.20
                                     ===========    ===========    ===========    ===========

         For the three-month and six-month periods ended June 30, 2002 and 2001, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 is summarized as follows:


                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                     --------------------------    --------------------------
                                        2002            2001           2002           2001
                                     -----------    -----------    -----------    -----------
Net income                           $ 1,997,794      1,668,957      3,926,450      3,430,404
Other comprehensive
 income (loss):
   Net unrealized holding
     gains (losses) on
     investments in debt
     and equity securities
     available-for-sale,
        net of taxes                     929,804        (44,129)       481,538      1,074,513
   Adjustment for net
     securities gains
     realized in net
     income, net of
     applicable income taxes             (88,569)            --        (88,569)            --
                                     -----------    -----------    -----------    -----------
   Total other comprehensive
        income (loss)                    841,235        (44,129)       392,969      1,074,513
                                     -----------    -----------    -----------    -----------
Comprehensive income                 $ 2,839,029      1,624,828      4,319,419      4,504,917
                                     ===========    ===========    ===========    ===========

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

                                                              JUNE 30, 2002
                                                              -------------
                                THE EXCHANGE    CITIZENS UNION      OSAGE
                                NATIONAL BANK     STATE BANK     VALLEY BANK
                                OF JEFFERSON     AND TRUST OF         OF         CORPORATE
                                    CITY           CLINTON          WARSAW        AND OTHER          TOTAL
                                -------------   --------------   -----------     ------------     ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses            $311,393,352    $118,829,131    $ 38,069,623              --     $468,292,106
   Debt and equity securities      98,689,342      59,156,858      29,739,248              --      187,585,448
   Goodwill                         4,382,098      14,912,760       4,112,876              --       23,407,734
   Intangible assets                       --         804,480              --         200,000        1,004,480

   Total assets                   460,940,640     243,676,191      75,214,919        (362,558)     779,469,192
   Deposits                       333,257,558     191,277,383      60,014,025      (5,799,840)     578,749,126
   Stockholders' equity            48,975,705      36,191,236       9,829,710     (13,414,751)      81,581,900
                                 ============    ============    ============    ============     ============

                                                            DECEMBER 31, 2001
                                                            -----------------
                                THE EXCHANGE    CITIZENS UNION      OSAGE
                                NATIONAL BANK     STATE BANK     VALLEY BANK
                                OF JEFFERSON     AND TRUST OF         OF         CORPORATE
                                    CITY           CLINTON          WARSAW        AND OTHER          TOTAL
                                -------------   --------------   -----------     ------------     ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses            $301,142,563    $118,802,018    $ 37,745,465              --     $457,690,046
   Debt and equity securities     103,947,535      47,964,827      29,736,692              --      181,649,054
   Goodwill                         4,382,098      14,912,760       4,112,876              --       23,407,734
   Intangible assets                       --         878,820              --         275,000        1,153,820
   Total assets                   458,792,287     241,965,161      76,326,052      (1,258,164)     775,825,336
   Deposits                       332,433,328     191,926,170      61,984,563      (6,549,871)     579,794,190
   Stockholders' equity            48,018,123      34,899,318       9,219,276     (13,784,069)      78,352,648
                                 ============    ============    ============    ============     ============

                                                    THREE MONTHS ENDED JUNE 30, 2002
                                                    --------------------------------
                                THE EXCHANGE    CITIZENS UNION      OSAGE
                                NATIONAL BANK     STATE BANK     VALLEY BANK
                                OF JEFFERSON     AND TRUST OF         OF         CORPORATE
                                    CITY           CLINTON          WARSAW        AND OTHER           TOTAL
                                -------------   --------------   -----------     ------------     ------------
Statement of earnings
information:
   Total interest income         $  6,090,091    $  3,005,235    $  1,118,307              --     $ 10,213,633
   Total interest expense           2,265,112       1,193,135         457,323         258,589        4,174,159
                                 ------------    ------------    ------------    ------------     ------------
   Net interest income              3,824,979       1,812,100         660,984        (258,589)       6,039,474
   Provision for loan losses          150,000          75,000           9,000              --          234,000
   Noninterest income                 861,275         433,642          59,620              --        1,354,537
   Noninterest expense              2,531,182       1,318,454         402,176         148,501        4,400,313
   Income taxes                       574,150         250,473          75,681        (138,400)         761,904
                                 ------------    ------------    ------------    ------------     ------------
   Net income (loss)                1,430,922         601,815         233,747        (268,690)       1,997,794
                                 ============    ============    ============    ============     ============


                                                    THREE MONTHS ENDED JUNE 30, 2001
                                                    --------------------------------
                                THE EXCHANGE    CITIZENS UNION      OSAGE
                                NATIONAL BANK     STATE BANK     VALLEY BANK
                                OF JEFFERSON     AND TRUST OF         OF         CORPORATE
                                    CITY           CLINTON          WARSAW        AND OTHER          TOTAL
                                -------------   --------------   -----------     ------------     ------------
Statement of earnings
information:
   Total interest income         $  7,523,340    $  3,804,960    $  1,258,523    $         --     $ 12,586,823
   Total interest expense           3,805,761       2,081,567         584,704         318,233        6,790,265
                                 ------------    ------------    ------------    ------------     ------------
   Net interest income              3,717,579       1,723,393         673,819        (318,233)       5,796,558
   Provision for loan losses          150,000          75,000           6,000              --          231,000
   Noninterest income                 970,850         188,722          55,791              --        1,215,363
   Noninterest expense              2,520,313       1,235,690         382,553          80,957        4,219,513
   Income taxes                       646,800         236,872         141,879        (133,100)         892,451
                                 ------------    ------------    ------------    ------------     ------------
   Net income (loss)                1,371,316         364,553         199,178        (266,090)       1,668,957
                                 ============    ============    ============    ============     ============

                                                       SIX MONTHS ENDED JUNE 30, 2002
                                                       ------------------------------
                                THE EXCHANGE    CITIZENS UNION      OSAGE
                                NATIONAL BANK     STATE BANK     VALLEY BANK
                                OF JEFFERSON     AND TRUST OF         OF         CORPORATE
                                    CITY           CLINTON          WARSAW        AND OTHER          TOTAL
                                -------------   --------------   -----------     ------------     -----------
Statement of earnings
information:
   Total interest income         $ 12,242,328    $  6,030,316    $  2,234,317    $         --     $ 20,506,961
   Total interest expense           4,625,814       2,455,590         957,544         523,611        8,562,559
                                 ------------    ------------    ------------    ------------     ------------
   Net interest income              7,616,514       3,574,726       1,276,773        (523,611)      11,944,402
   Provision for loan losses          300,000         150,000          18,000              --          468,000
   Noninterest income               1,826,674         717,222         115,241              --        2,659,137
   Noninterest expense              5,001,279       2,601,773         745,516         272,453        8,621,021
   Income taxes                     1,245,300         440,264         173,204        (270,700)       1,588,068
                                 ------------    ------------    ------------    ------------     ------------
   Net income (loss)                2,896,609       1,099,911         455,294        (525,364)       3,926,450
                                 ============    ============    ============    ============     ============

                                                     SIX MONTHS ENDED JUNE 30, 2001
                                                     ------------------------------
                                THE EXCHANGE    CITIZENS UNION      OSAGE
                                NATIONAL BANK     STATE BANK     VALLEY BANK
                                OF JEFFERSON     AND TRUST OF         OF         CORPORATE
                                    CITY           CLINTON          WARSAW        AND OTHER          TOTAL
                                -------------   --------------   -----------     ------------     -----------
Statement of earnings
information:
   Total interest income         $ 15,346,003    $  7,814,891    $  2,673,148           5,710     $ 25,839,752
   Total interest expense           7,924,369       4,310,775       1,207,027         671,835       14,114,006
                                 ------------    ------------    ------------    ------------     ------------
   Net interest income              7,421,634       3,504,116       1,466,121        (666,125)      11,725,746
   Provision for loan losses          300,000         150,000          29,000              --          479,000
   Noninterest income               1,825,209         375,590         106,803              --        2,307,602
   Noninterest expense              5,006,036       2,451,532         725,553         162,114        8,345,235
   Income taxes                     1,263,670         496,135         295,304        (276,400)       1,778,709
                                 ------------    ------------    ------------    ------------     ------------
   Net income (loss)                2,677,137         782,039         523,067        (551,839)       3,430,404
                                 ============    ============    ============    ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

         Net income for the three months ended June 30, 2002 of $1,998,000 increased $329,000 when compared to the second quarter of 2001. Earnings per diluted share for the second quarter of 2002 of $0.70 increased 12 cents or 20.7% when compared to the second quarter of 2001. Net income for the six months ended June 30, 2002 of $3,926,000 increased $496,000 when compared to the first six months of 2001. Earnings per diluted share for the six months ended June 30, 2000 of $1.38 increased 18 cents or 15.0% when compared to the first six months of 2001. On January 1, 2002 our Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142 goodwill is no longer amortized. The amount of goodwill amortization included in net income for the three and six months periods ended June 30, 2001 was approximately $299,000, or $0.10 per diluted share, and $597,000, or $0.21 per diluted share, respectively.

         The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.


    (DOLLARS EXPRESSED IN THOUSANDS)
                                                THREE MONTHS          SIX MONTHS
                                                    ENDED                ENDED
                                                   JUNE 30,             JUNE 30,
                                             ------------------    ------------------
                                               2002       2001       2002       2001
                                             -------    -------    -------    -------
Interest income                              $10,214     12,587     20,507     25,840
Fully taxable equivalent (FTE) adjustment        199        206        408        414
                                             -------    -------    -------    -------
Interest income (FTE basis)                   10,413     12,793     20,915     26,254
Interest expense                               4,174      6,790      8,563     14,114
                                             -------    -------    -------    -------
Net interest income (FTE basis)                6,239      6,003     12,352     12,140
Provision for loan losses                        234        231        468        479
                                             -------    -------    -------    -------
Net interest income after provision
   for loan losses (FTE basis)                 6,005      5,772     11,884     11,661
Noninterest income                             1,354      1,215      2,659      2,307
Noninterest expense                            4,400      4,220      8,621      8,345
                                             -------    -------    -------    -------
Earnings before income taxes
   (FTE basis)                                 2,959      2,767      5,922      5,623
                                             -------    -------    -------    -------
Income taxes                                     762        892      1,588      1,779
FTE adjustment                                   199        206        408        414
                                             -------    -------    -------    -------
Income taxes (FTE basis)                         961      1,098      1,996      2,193
                                             -------    -------    -------    -------
Net income                                   $ 1,998      1,669      3,926      3,430
                                             =======    =======    =======    =======

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net interest income on a fully taxable equivalent basis increased $236,000 or 3.9% to $6,239,000 or 3.53% of average earning assets for the second quarter of 2002 compared to $6,003,000 or 3.59% of average earning assets for the same period of 2001. The provision for loan losses for the three months ended June 30, 2002 was $234,000 compared to $231,000 for the same period of 2001.

         Noninterest income and noninterest expense for the three months periods ended June 30, 2002 and 2001 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                             THREE MONTHS
                                                 ENDED
                                                 JUNE 30,       INCREASE(DECREASE)
                                            ----------------    -----------------
                                              2002     2001      AMOUNT      %
                                            -------  -------     ------    -----
NONINTEREST INCOME
   Service charges on deposit accounts      $  657       469       188       40.1%
   Trust department income                     106       110        (4)      (3.6)
   Brokerage income                             15        20        (5)     (25.0)
   Mortgage loan servicing fees                118       127        (9)      (7.1)
   Gain on sales of mortgage loans             173       333      (160)     (48.0)
   Net gains on sales of
     debt securities                           134        --       134      100.0
   Gain on disposition of premises
     and equipment                              --         4        (4)    (100.0)
   Credit card fees                             37        38        (1)      (2.6)
   Other                                       114       114        --         --
                                            ------    ------     -----
                                            $1,354     1,215       139       11.4%
                                            ======    ======     =====
NONINTEREST EXPENSE
   Salaries and employee benefits           $2,342     2,101       241       11.5%
   Occupancy expense, net                      277       244        33       13.5
   Furniture and equipment expense             369       389       (20)      (5.1)
   Loss on disposition of premises
     and equipment                               3        --         3      100.0
   FDIC insurance assessment                    33        35        (2)      (5.7)
   Advertising and promotion                   112       118        (6)      (5.1)
   Postage, printing, and supplies             216       227       (11)      (4.8)
   Legal, examination, and
      professional fees                        232       140        92       65.7
   Credit card expenses                         23        24        (1)      (4.2)
   Credit investigation and loan
      collection expenses                       87        56        31       55.4
   Amortization of goodwill                     --       299      (299)    (100.0)
   Amortization of intangible assets            75        79        (4)      (5.1)
   Other                                       631       508       123       24.2
                                            ------    ------     -----
                                            $4,400     4,220       180        4.3%
                                            ======    ======     =====

         Noninterest income increased $139,000 or 11.4% to $1,354,000 for the second quarter of 2002 compared to $1,215,000 for the same period of 2001.

Service charges on deposit accounts increased $188,000 or 40.1% due primarily to a new overdraft program at ENB and CUSB. This program has generated an increase of $129,000 in insufficient fund fees collected this year compared to the same period last year. Gains on sales of mortgage loans decreased $160,000 or 48.0% due to a decrease in volume of loans originated and sold to the secondary market from approximately $23,316,000 in the second quarter of 2001 to approximately $13,319,000 for the second quarter of 2002. The Company also recognized gains on sales of securities of $134,000 during the second quarter of 2002.

         Noninterest expense increased $180,000 or 4.3% to $4,400,000 for the second quarter of 2002 compared to $4,220,000 for the second quarter of 2001. Salaries and benefits increased $241,000 or 11.5%. This increase is due to normal salary increases and higher health insurance premiums. The $33,000 or 13.5% increase in occupancy expense reflects higher real estate taxes on bank premises. The $92,000 or 65.7% increase in legal, examination, and professional fees reflects consulting fees paid for services related to the Company's conversion to a single data processing system as well as consulting fees related to the new overdraft programs. The $299,000 or 100.0% decrease in amortization of goodwill reflects the discontinuance of goodwill amortization as required by SFAS 142. The periodic amortization of goodwill has been replaced by an annual impairment test. The $123,000 or 24.2% increase in other noninterest expense reflects increases in various categories including travel, data processing expense, and training.

         Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 27.6% for the second quarter of 2002 compared to 34.8% for the second quarter of 2001. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 32.5% for the second quarter of 2002 and 39.7% for the second quarter of 2001. The decrease in the effective income tax rate is due to tax-exempt income making up a larger portion of our Company's income in 2002 versus 2001. In addition, the Company reduced its taxes by $57,000 in credits received on community housing partnerships it participates in.



SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net interest income on a fully taxable equivalent basis increased $212,000 or 1.7% to $12,352,000 or 3.54% of average earning assets for the first six months of 2002 compared to $12,140,000 or 3.66% of average earning assets for the same period of 2001. The provision for loan losses for the six months ended June 30, 2002 was $468,000 compared to $479,000 for the same period of 2001.

         Noninterest income and noninterest expense for the six months periods ended June 30, 2002 and 2001 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                            SIX MONTHS
                                              ENDED
                                             JUNE 30,          INCREASE(DECREASE)
                                         -----------------     --------------------
                                           2002       2001      AMOUNT        %
                                         -------    -------    --------   ---------
NONINTEREST INCOME
   Service charges on deposit accounts    $1,266       924       342        37.0%
   Trust department income                   227       219         8         3.7
   Brokerage income                           18        44       (26)      (59.1)
   Mortgage loan servicing fees              220       240       (20)       (8.3)
   Gain on sales of mortgage loans           471       568       (97)      (17.1)
   Net gains on sales of
     debt securities                         134        --       134       100.0
   Gain on dispositions of premises
     and equipment                            --        22       (22)     (100.0)
   Credit card fees                           73        75        (2)       (2.7)
   Other                                     250       216        34        15.7
                                          ------    ------    ------
                                          $2,659     2,308       351        15.2%
                                          ======    ======    ======
NONINTEREST EXPENSE
   Salaries and employee benefits         $4,645     4,202       443        10.5%
   Occupancy expense, net                    534       491        43         8.8
   Furniture and equipment expense           802       774        28         3.6
   Loss on dispositions of premises
     and equipment                             3        --         3       100.0
   FDIC insurance assessment                  70        69         1         1.4
   Advertising and promotion                 202       194         8         4.1
   Postage, printing, and supplies           418       390        28         7.2
   Legal, examination, and
      professional fees                      444       333       111        33.3
   Credit card expenses                       46        48        (2)       (4.2)
   Credit investigation and loan
      collection expenses                    115       102        13        12.7
   Amortization of goodwill                   --       597      (597)     (100.0)
   Amortization of intangible assets         149       157        (8)       (5.1)
   Other                                   1,193       988       205        20.7
                                          ------    ------    ------
                                          $8,621     8,345       276         3.3%
                                          ======    ======    ======

         Noninterest income increased $351,000 or 15.2% to $2,659,000 for the first six months of 2002 compared to $2,308,000 for the same period of 2001. Service charges on deposit accounts increased $342,000 or 37.0% due primarily to a new overdraft program at ENB and CUSB. This program has generated an increase of $263,000 in insufficient fund fees collected this year compared to the same period last year. The $26,000 or 59.1% decrease in brokerage income is the result of smaller sales volume in 2002. Gains on sales of mortgage loans decreased $97,000 or 17.1% due to a decrease in volume of loans originated and sold to the secondary market from approximately $39,902,000 during the first six months of 2001 to approximately $35,791,000 during the same period in 2002. The Company recognized $134,000 in gains on sales of securities during the first six months of 2002.

         Noninterest expense increased $276,000 or 3.3% to $8,621,000 for the first six months of 2002 compared to $8,345,000 for the first six months of 2001. Salaries and benefits increased $443,000 or 10.5%. Of the $443,000 increase, salaries increased $279,000, or 8.3%; health insurance increased $56,000, or 20.7%; and pension and profit sharing expense increased $67,000, or 24.8%. The $111,000 or 33.3% increase in legal, examination, and professional fees reflects consulting fees paid for services related to the Company's conversion to a single data processing system as well as consulting fees related to the new overdraft programs. The $597,000 or 100.0% decrease in amortization of goodwill reflects the discontinuance of goodwill amortization as required by SFAS 142. The periodic amortization of goodwill has been replaced by an annual impairment test. The $205,000 or 20.7% increase in other noninterest expense reflects increases in various categories including travel, data processing expense, and training.

         Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 28.8% for the first six months of 2002 compared to 34.1% for the first six months of 2001. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 33.7% for the first six months of 2002 and 39.0% for the first six months of 2001. The decrease in the effective income tax rate is due to tax-exempt income making up a larger portion of our Company's income in 2002 versus 2001. In addition, the Company reduced its taxes by $57,000 in credits received on community housing partnerships it participates in.

NET INTEREST INCOME

         Fully taxable equivalent net interest income increased $236,000 or 3.9% and $212,000 or 1.7% respectively for the three month and six month periods ended June 30, 2002 compared to the corresponding periods in 2001. Even though the net interest margins decreased during both periods, net interest income increased due to increased net earning assets during the respective periods.

         The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 2002 and 2001.

(DOLLARS EXPRESSED IN THOUSANDS)

                                     THREE MONTHS ENDED                       THREE MONTHS ENDED
                                         JUNE 30, 2002                            JUNE 30, 2001
                            -------------------------------------      ----------------------------------
                                          INTEREST        RATE                     INTEREST       RATE
                            AVERAGE        INCOME/       EARNED/        AVERAGE    INCOME/        EARNED/
                            BALANCE       EXPENSE(1)      PAID(1)       BALANCE    EXPENSE(1)     PAID(1)
                           ---------      ----------     ---------     ---------   ----------    ---------
ASSETS
Loans:(2)
 Commercial                $ 144,742      $   2,260           6.26%    $ 148,180    $   3,089         8.36%
 Real estate                 282,988          4,841           6.86       259,735        5,334         8.24
 Consumer                     46,403          1,008           8.71        52,735        1,218         9.26
Investment
 securities:(3)
  U.S. Treasury and
   U.S. Government
   agencies                  144,381          1,436           3.99       112,494        1,817         6.48
  State and municipal         36,989            635           6.89        38,009          667         7.04
  Other                        5,035             53           4.22         5,052           75         5.95
Federal funds sold            46,400            174           1.50        52,886          570         4.32
Interest-bearing
 deposits                      1,289              6           1.87         1,958           23         4.71
                           ---------      ---------                    ---------    ---------
  Total interest
   earning assets            708,227         10,413           5.90       671,049       12,793         7.65
All other assets              70,726                                      73,104
Allowance for loan
 losses                       (6,905)                                     (7,109)
                           ---------                                    --------
  Total assets             $ 772,048                                   $  737,044
                           =========                                    =========

Continued on next page


                                     THREE MONTHS ENDED                       THREE MONTHS ENDED
                                         JUNE 30, 2002                            JUNE 30, 2001
                            -------------------------------------      ----------------------------------
                                          INTEREST        RATE                     INTEREST       RATE
                            AVERAGE        INCOME/       EARNED/        AVERAGE    INCOME/        EARNED/
                            BALANCE       EXPENSE(1)      PAID(1)       BALANCE    EXPENSE(1)     PAID(1)
                           ---------    ------------     ---------     ---------   ----------    ---------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts               $  86,695      $     233           1.08%    $  89,474    $     558         2.50%
                           ---------      ---------                    ---------    ---------
Savings                       50,416            133           1.06        47,430          296         2.50
Money market                  60,777            216           1.43        59,076          491         3.33
Deposits of
 $100,000 and over            64,815            507           3.14        32,216          528         6.57
Other time deposits          240,591          2,247           3.75       284,076        3,991         5.64
                           ---------      ---------                    ---------    ---------
  Total time deposits        503,294          3,336           2.66       512,272        5,864         4.59

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                   64,723            260           1.61        30,329          285         3.77
Interest-bearing demand
 notes to U.S. Treasury          383              1           1.05           735            7         3.82
Other borrowed money          42,103            577           5.50        40,142          634         6.33
                           ---------      ---------                    ---------    ---------
  Total interest-
   bearing
   liabilities               610,503          4,174           2.74       583,478        6,790         4.67
                                          ---------                                 ---------
Demand deposits               70,215                                      64,464
Other liabilities             10,888                                      12,341
                           ---------                                   ---------
  Total liabilities          691,606                                     660,283
Stockholders' equity          80,442                                      76,761
                           ---------                                   ---------
  Total liabilities
   and stockholders'
   equity                  $ 772,048                                   $ 737,044
                           =========                                   =========
Net interest income                       $   6,239                                 $   6,003
                                          =========                                 =========
Net interest margin(4)                                        3.53%                                   3.59%
                                                              ====                                    ====

----------

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%. Such adjustments were $199,000 in 2002 and $206,000 in 2001.

(2) Non-accruing loans are included in the average amounts outstanding.

(3) Average balances based on amortized cost.

(4) Net interest income divided by average total interest earning assets.

                                       SIX MONTHS ENDED                         SIX MONTHS ENDED
                                         JUNE 30, 2002                            JUNE 30, 2001
                            -------------------------------------      ----------------------------------
                                          INTEREST        RATE                     INTEREST       RATE
                            AVERAGE        INCOME/       EARNED/        AVERAGE    INCOME/        EARNED/
                            BALANCE       EXPENSE(1)      PAID(1)       BALANCE    EXPENSE(1)     PAID(1)
                           ---------    ------------     ---------     ---------   ----------    ---------
ASSETS
Loans:(2)
 Commercial                $ 142,032      $   4,525           6.42%    $ 148,371    $   6,336         8.61%
 Real estate                 281,831          9,746           6.97       259,570       10,721         8.33
 Consumer                     45,532          1,979           8.76        54,305        2,472         9.18
Investment
 securities:(3)
  U.S. Treasury and
   U.S. Government
   agencies                  140,398          2,829           4.06       116,923        4,147         7.15
  State and municipal         37,824          1,301           6.94        38,513        1,363         7.14
  Other                        4,997            105           4.24         4,554          120         5.31
Federal funds sold            49,982            405           1.63        43,936        1,029         4.72
Interest-bearing
 deposits                      1,906             25           2.65         2,657           66         5.01
                           ---------      ---------                    ---------    ---------
  Total interest
   earning assets            704,502         20,915           5.99       668,829       26,254         7.92
All other assets              70,640                                      72,833
Allowance for loan
 losses                       (6,821)                                     (7,046)
                           ---------                                   ---------
  Total assets             $ 768,321                                   $ 734,616
                           =========                                   =========

Continued on next page

                                       SIX MONTHS ENDED                         SIX MONTHS ENDED
                                         JUNE 30, 2002                            JUNE 30, 2001
                            -------------------------------------      ----------------------------------
                                          INTEREST        RATE                     INTEREST       RATE
                            AVERAGE        INCOME/       EARNED/        AVERAGE    INCOME/        EARNED/
                            BALANCE       EXPENSE(1)      PAID(1)       BALANCE    EXPENSE(1)     PAID(1)
                           ---------    ------------     ---------     ---------   ----------    ---------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts               $  87,962      $     475           1.09%    $  90,485    $   1,206         2.69%
Savings                       49,709            261           1.06        46,031          603         2.64
Money market                  61,046            428           1.41        58,905        1,075         3.68
Deposits of
 $100,000 and over            55,239            950           3.47        34,094        1,095         6.48
Other time deposits          247,617          4,766           3.88       285,068        8,183         5.79
                           ---------      ---------                    ---------    ---------
  Total time deposits        501,573          6,880           2.77       514,583       12,162         4.77

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                   64,023            517           1.63        29,550          648         4.42
Interest-bearing demand
 notes to U.S. Treasury          694              5           1.45           762           18         4.76
Other borrowed money          42,496          1,161           5.51        40,775        1,286         6.36
                           ---------      ---------                    ---------    ---------
  Total interest-
   bearing
   liabilities               608,786          8,563           2.84       585,670       14,114         4.86
                                          ---------                                 ---------
Demand deposits               68,511                                      61,566
Other liabilities             11,170                                      11,734
                           ---------                                   ---------
  Total liabilities          688,467                                     658,970
Stockholders' equity          79,854                                      75,646
                           ---------                                   ---------
  Total liabilities
   and stockholders'
   equity                  $ 768,321                                   $ 734,616
                           =========                                   =========
Net interest income                       $  12,352                                 $  12,140
                                          =========                                 =========
Net interest margin(4)                                        3.54%                                   3.66%
                                                              ====                                    =====

----------
(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $408,000 in 2002 and $414,000 in 2001.

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

(DOLLARS EXPRESSED IN THOUSANDS)
                                   THREE MONTHS ENDED JUNE 30, 2002
                                             COMPARED TO
                                   THREE MONTHS ENDED JUNE 30, 2001
                                   --------------------------------
                                                 CHANGE DUE TO
                                    TOTAL     ---------------------
                                   CHANGE      VOLUME       RATE
                                  --------    --------    ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans:(1)
Commercial                        $  (829)        (70)       (759)
  Real estate (2)                    (493)        450        (943)
  Consumer                           (210)       (141)        (69)
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies              (381)        431        (812)
  State and municipal (2)             (32)        (18)        (14)
  Other                               (22)          0         (22)
Federal funds sold                   (396)        (63)       (333)
Interest-bearing deposits             (17)         (6)        (11)
                                  -------     -------     -------
    Total interest income          (2,380)        583      (2,963)

INTEREST EXPENSE:
NOW accounts                         (325)        (16)       (309)
Savings                              (163)         18        (181)
Money market                         (275)         14        (289)
Deposits of
  $100,000 and over                   (21)        350        (371)
Other time deposits                (1,744)       (547)     (1,197)
Federal funds purchased
 and securities sold under
 agreements to repurchase             (25)        200        (225)
Interest-bearing demand
  notes to U.S. Treasury               (6)         (2)         (4)
Other borrowed money                  (57)         30         (87)
                                  -------     -------     -------
    Total interest expense         (2,616)         47      (2,663)
                                  -------     -------     -------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS        $   236         536        (300)
                                  =======     =======     =======

---------
(1)  Non-accruing loans are included in the average amounts outstanding.

(2) Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $199,000 in 2002 and $206,000 in 2001.

(DOLLARS EXPRESSED IN THOUSANDS)
                                  SIX MONTHS ENDED JUNE 30, 2002
                                            COMPARED TO
                                  SIX MONTHS ENDED JUNE 20, 2001
                                  ------------------------------
                                                CHANGE DUE TO
                                   TOTAL     --------------------
                                  CHANGE     VOLUME        RATE
                                  -------    -------      -------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: (1)
Commercial                        $(1,811)       (260)     (1,551)
  Real estate (2)                    (975)        867      (1,842)
  Consumer                           (493)       (385)       (108)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies            (1,318)        719      (2,037)
  State and municipal (2)             (62)        (24)        (38)
  Other                               (15)         11         (26)
Federal funds sold                   (624)        126        (750)
Interest-bearing deposits             (41)        (16)        (25)
                                  -------     -------     -------
    Total interest income          (5,339)      1,038      (6,377)

INTEREST EXPENSE:
NOW accounts                         (731)        (33)       (698)
Savings                              (342)         45        (387)
Money market                         (647)         38        (685)
Deposits of
  $100,000 and over                  (145)        499        (644)
Other time deposits                (3,417)       (974)     (2,443)
Federal funds purchased
 and securities sold under
 agreements to repurchase            (131)        446        (577)
Interest-bearing demand
  notes to U.S. Treasury              (13)         (2)        (11)
Other borrowed money                 (125)         52        (177)
                                  -------     -------     -------
    Total interest expense         (5,551)         71      (5,622)
                                  -------     -------     -------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS        $   212         967        (755)
                                  =======     =======     =======

---------
(1)  Non-accruing loans are included in the average amounts outstanding

(2) Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $408,000 in 2002 and $414,000 in 2001.

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

         The allowance for loan losses was decreased by net loan charge-offs of $57,000 for the first quarter of 2002 and $112,000 for the second quarter of 2002. That compares to net loan charge-offs of $111,000 for the first quarter of 2001 and $129,000 for the second quarter of 2001. The allowance for loan losses was increased by a provision charged to expense of $234,000 for the first quarter of 2002 and $234,000 for the second quarter of 2002. That compares to $248,000 for the first quarter of 2001 and $231,000 for the second quarter of 2001.

         The balance of the allowance for loan losses was $6,972,000 at June 30, 2002 compared to $6,674,000 at December 31, 2001 and $7,179,000 at June 30,
2001. The allowance for loan losses as a percent of outstanding loans was 1.47% at June 30, 2002 compared to 1.44% at December 31, 2001 and 1.55% at June 30, 2001.


                               FINANCIAL CONDITION

         Total assets increased $3,644,000 or 0.5% to $779,469,000 at June 30, 2002 compared to $775,825,000 at December 31, 2001. Total liabilities increased $414,000 or 0.1% to $697,887,000. Stockholders' equity increased $3,229,000 or
4.1% to $81,582,000.

         Loans increased $10,900,000 or 2.3% to $475,264,000 at June 30, 2002
compared to $464,364,000 at December 31, 2001. Commercial loans increased $5,821,000; real estate construction loans increased $4,000,000; real estate mortgage loans decreased $350,000; and consumer loans increased $1,429,000. The increase in commercial loans reflects use of seasonal credit lines. The increase in real estate construction loans reflects financing for additional commercial real estate construction projects. The slight decrease in real estate mortgage loans reflects borrowers switching from variable rate mortgages to fixed rate mortgages due to low fixed rate financing rates available in the market. The Company primarily only holds variable rate mortgages in its loan portfolio and sells long term fixed rate loans in the secondary market. The increase in consumer loans reflects increased consumer auto financing.

         Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $3,404,000 or 0.72% of total loans at June 30, 2002 compared to $3,997,000 or 0.86% of total loans at December 31, 2001. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)
                                          JUNE 30, 2002     DECEMBER 31, 2001
                                        -----------------   -----------------
                                                     % OF                % OF
                                                    GROSS               GROSS
                                        BALANCE     LOANS   BALANCE     LOANS
                                        -------     -----   -------     -----
     Nonaccrual loans:
         Commercial                      $2,061      .44%    $2,518      .54%
         Real Estate:
           Construction                      49      .01         66      .01
           Mortgage                       1,058      .22        842      .18
         Consumer                            62      .01        124      .03
                                         ------     ----     ------     ----
                                          3,230     0.68      3,550      .76
                                         ------     ----     ------     ----
Loans contractually past-due
90 days or more and still accruing:
          Commercial                         74      .02         96      .02
          Real Estate:
            Construction                     --       --         --       --
            Mortgage                         82      .02        299      .07
          Consumer                           18       --         52      .01
                                         ------     ----     ------     ----
                                            174      .04        447      .10
                                         ------     ----     ------     ----

           Restructured loans                --       --         --       --
                                         ------     ----     ------     ----
              Total nonperforming loans   3,404     0.72%     3,997      .86%
                                                    ====                ====
              Other real estate             665                 650
              Repossessions                  37                 141
                                         ------              ------
              Total nonperforming assets $4,106              $4,788
                                         ======              ======

         The allowance for loan losses was 204.82% of nonperforming loans at June 30, 2002 compared to 166.98% of nonperforming loans at December 31, 2001.

         It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 2002 and 2001, which would have been recorded under the original terms of those loans, was approximately $222,000 and $385,000 for the six months ended June 30, 2002 and 2001, respectively. Approximately $19,000 and $47,000 was actually recorded as interest income on such loans for the six months ended June 30, 2002 and 2001, respectively.

         A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 2002 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $7,861,000 and $9,527,000 at June 30, 2002 and December 31, 2001, respectively, which are not included in the table above but are considered by management to be "impaired". The $7,861,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $2,800,000. The average balance of nonaccrual and other "impaired" loans for the first six months of 2002 was approximately $13,183,000. At June 30, 2002 the allowance for loan losses on impaired loans was $1,840,000 compared to $1,218,000 at December 31, 2001.

         As of June 30, 2002 and December 31, 2001 approximately $6,310,000 and $7,541,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

         Investment in debt and equity securities classified as available-for-sale increased $5,936,000 or 3.3% to $187,585,000 at June 30, 2002 compared to $181,649,000 at December 31, 2001. Investments classified as available-for-sale are carried at fair value. During 2002, the market valuation account increased $595,000 to $2,932,000 to reflect the fair value of available-for-sale investments at June 30, 2002, and the net after tax increase resulting from the change in the market valuation adjustment of $393,000 increased the stockholders' equity component to $1,935,000 at June 30, 2002.

         At December 31, 2001 the market valuation account for the available-for-sale investments of $2,337,000 increased the amortized cost of those investments to their fair value on that date, and the net after tax increase resulting from the market valuation adjustment of $1,542,000 was reflected as a separate positive component of stockholders' equity.

         Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $14,213,000 or 16.6% to $71,396,000 at June 30 2002 compared to $85,609,000 at December 31, 2001.

         Premises and equipment increased $1,504,000 or 9.9% to $16,697,000 at June 30, 2002 compared to $15,193,000 at December 31, 2001. The increase reflects purchase of premises and equipment of $2,107,000, offset by depreciation expense of $583,000 and sales and retirements of premises and equipment of $19,000.

         Total deposits decreased $1,045,000 or 0.2% to $578,749,000 at June 30, 2002 compared to $579,794,000 at December 31, 2001.

         Federal funds purchased and securities sold under agreements to repurchase increased $2,847,000 or 4.6% to $64,492,000 at June 30, 2002 compared to $61,645,000 at December 31, 2001. The increase is primarily due increased public funds at ENB.

         The increase in stockholders' equity reflects net income of $3,926,000 less dividends declared of $1,105,000 and a $393,000 change in unrealized holding gains, net of taxes, on investment in debt and equity securities available-for-sale.

         No material changes in the Company's liquidity or capital resources have occurred since December 31, 2001.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also required that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS 142, which for calendar year-end companies was January 1, 2001.

         On January 1, 2002, our Company adopted SFAS 142. At the date of adoption, our Company had unamortized goodwill of $23,408,000, core deposit intangibles of $879,000 and consulting/noncompete agreements of $275,000, all of which were subject to the transition provisions of SFAS 142. Under SFAS 142, our Company will continue to amortize, on an accelerated basis, its core deposit intangibles associated with the purchase of Citizens Union State Bank and Trust. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following our Company's existing methods of measuring and recording impairment losses. Our Company has completed the transitional goodwill impairment test required under SFAS 142 to determine the potential impact, if any, on the consolidated financial statements. Our Company does not believe the results of the transitional goodwill impairment testing identified any significant impairment losses or has a material effect on the consolidated financial statements.

         The gross carrying amount and accumulated amortization of the Company's amortized intangible assets for the periods ended June 30, 2002 and December 31, 2001 are as follows:


                                               June 30, 2002            December 31, 2001
                                      ----------------------------  ----------------------------
                                      Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                          Amount      Amortization      Amount      Amortization
                                      --------------  ------------  --------------  ------------
Amortized intangible assets:
    Core deposit intangible              1,800,000       (995,520)     1,800,000       (921,180)
    Consulting/Noncompete agreements       900,000       (700,000)       900,000       (625,000)
                                        ----------     ----------     ----------     ----------
                                         2,700,000     (1,695,520)     2,700,000     (1,546,180)
                                        ==========     ==========     ==========     ==========


         The aggregate amortization expense of intangible assets subject to amortization for the three and six months periods ended June 30, 2002 and 2001, respectively, is as follows:

                                  Three Months Ended     Six Month Ended
                                        June 30,             June 30,
                                    2002       2001       2002     2001
                                  -------     ------    -------    -------
Aggregate amortization expense     74,670     78,270    149,340    156,540
                                  =======    =======    =======    =======

         The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
    For year ended 2003                       273,680
    For year ended 2004                       148,680
    For year ended 2005                       148,680
    For year ended 2006                       148,680
    For year ended 2007                       135,420

         The Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended June 30, 2002 and December 31, 2001 is summarized as follows:

                                                                  June 30, 2002
                                       The Exchange      Citizens Union         Osage
                                     National Bank of    State Bank and      Valley Bank
                                      Jefferson City     Trust of Clinton     of Warsaw          Total
                                     ----------------    ----------------    -----------      -----------
Goodwill associated with the
   purchase of subsidiaries              4,382,098           14,912,760       4,112,876        23,407,734
                                         =========           ==========       =========        ==========


                                                                December 31, 2001
                                       The Exchange      Citizens Union         Osage
                                     National Bank of    State Bank and      Valley Bank
                                      Jefferson City     Trust of Clinton     of Warsaw          Total
                                     ----------------    ----------------    -----------      -----------
Goodwill associated with the
   purchase of subsidiaries              4,382,098           14,912,760       4,112,876        23,407,734
                                         =========           ==========       =========        ==========

         The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS 142:

(DOLLARS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                               ---------------------     ----------------------
                                  2002         2001         2002         2001
                               ---------    ---------    ---------    ---------
Net Income:
Reported net income            $   1,997    $   1,669    $   3,926    $   3,430
Add back - goodwill
  amortization                        --          299           --          597
                               ---------    ---------    ---------    ---------
Adjusted net income                1,997        1,968        3,926        4,027
                               =========    =========    =========    =========

Basic earnings per share:
As reported                    $    0.70    $    0.58    $    1.39    $    1.20
Add back - goodwill
  amortization                        --         0.10           --         0.21
                               ---------    ---------    ---------    ---------
Adjusted basic earnings
  per share                    $    0.70    $    0.68    $    1.39    $    1.41
                               =========    =========    =========    =========

Diluted earnings per share:
As reported                    $    0.70    $    0.58    $    1.38    $    1.20
Add back - goodwill
  amortization                        --         0.10           --         0.21
                               ---------    ---------    ---------    ---------
Adjusted diluted earnings
  per share                    $    0.70    $    0.68    $    1.38    $    1.41
                               =========    =========    =========    =========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At June 30, 2002, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 8% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 7% at December 31, 2001.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                             None

Item 2.  Changes in Securities                                         None

Item 3.  Defaults Upon Senior Securities                               None

Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 12, 2002, the shareholders elected three Class I Directors, namely, Charles G. Dudenhoeffer, Jr., Phillip D. Freeman, and James E. Smith to serve terms expiring at the annual meeting of shareholders in 2005 and ratified the Board of Directors selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002. Class II Directors, namely, David R. Goller, James R. Loyd, and Gus S. Wetzel, II, and Class III Directors, namely, David T. Turner and Kevin L. Riley, continue to serve terms expiring at the annual meetings of shareholders in 2003 and 2004, respectively.

                  The following is a summary of votes cast. No broker non-votes were received.

                                                      Withhold
                                                     Authority/
                                          For          Against     Abstentions
                                       ---------     ----------    -----------
        Election of Directors:

        Charles G. Dudenhoeffer,Jr.    2,323,345        1,974          N/A

        Phillip D. Freeman             2,321,387        3,931          N/A

        James E. Smith                 2,306,561       18,518          N/A

        Ratification of KPMG LLP as
           independent auditors        2,315,349        2,000        8,360


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

   99.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K.

         No reports were filed on Form 8-K for the three month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ James E. Smith
        ----                               ------------------
    August 9, 2002                         James E. Smith, Chairman of the
                                           Board and Chief Executive Officer
                                           (Principal Executive Officer)


                                        By /s/ Richard G. Rose
                                           -------------------
    August 9, 2002                         Richard G. Rose, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                             June 30, 2002 Form 10-Q

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

  99.1       Certificate of the Chief Executive Officer of the Company
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.   35

  99.2       Certificate of the Chief Financial Officer of the Company
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    36


        **  Incorporated by reference.