Form 10-Q
period 2002-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2002-11-12
CIK 893847

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ------------------

                         Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          MISSOURI                                      43-1626350
-------------------------------                    --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

            132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI   65101
            ---------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                 (573) 761-6100
                ------------------------------------------------
              (Registrant's telephone number, including area code)



        (Former name, former address and former fiscal year, if changed since last report.)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

              Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [X] No

   As of November 8, 2002, the registrant had 2,832,553 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 38 pages
                      Index to Exhibits located on page 38

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2002             2001
                                                 ------------     -----------
ASSETS
Loans:
  Commercial                                     $144,396,450    $137,235,054
  Real estate -- construction                      38,944,000      32,579,000
  Real estate -- mortgage                         248,796,959     247,565,049
  Consumer                                         49,134,591      46,984,529
                                                 ------------    ------------
                                                  481,272,000     464,363,632
  Less allowance for loan losses                    6,993,643       6,673,586
                                                 ------------    ------------
      Loans, net                                  474,278,357     457,690,046
                                                 ------------    ------------
Investment in debt and equity securities:
  Available-for-sale, at fair value               198,488,560     181,649,054

Federal funds sold                                 46,038,794      54,481,931
Cash and due from banks                            25,981,297      31,127,216
Premises and equipment                             16,634,070      15,193,390
Accrued interest receivable                         5,785,407       6,019,680
Intangible assets                                  24,337,544      24,561,554
Other assets                                        5,127,781       5,102,465
                                                 ------------    ------------
                                                 $796,671,810    $775,825,336
                                                 ============    ============



Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       2002              2001
                                                   -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                    $  77,030,031       78,637,109
Time deposits                                        505,755,887      501,157,081
                                                   -------------    -------------
      Total deposits                                 582,785,918      579,794,190

Federal funds purchased and
  securities sold under agreements to repurchase      75,336,617       61,644,544
Interest-bearing demand notes to U.S. Treasury         2,457,611          388,122
Other borrowed money                                  41,932,921       43,137,614
Accrued interest payable                               2,012,226        3,059,714
Other liabilities                                      8,508,192        9,448,504
                                                   -------------    -------------
      Total liabilities                              713,033,485      697,472,688
                                                   -------------    -------------
Stockholders' equity:
  Common Stock - $1 par value; 15,000,000 shares
    authorized; 2,865,601 and 2,863,493
    shares issued                                      2,865,601        2,863,493
  Surplus                                             21,983,467       21,970,425
  Retained earnings                                   57,065,762       52,783,864
  Accumulated other comprehensive income               2,646,751        1,542,272
  Treasury stock, 33,048 and 29,348 shares
    at cost                                             (923,256)        (807,406)
                                                   -------------    -------------
      Total stockholders' equity                      83,638,325       78,352,648
                                                   -------------    -------------
                                                   $ 796,671,810    $ 775,825,336
                                                   =============    =============



See accompanying notes to unaudited condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)


                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                            -----------------------  -----------------------
                                2002        2001         2002       2001
                            ----------- -----------  ----------- -----------
Interest income             $10,125,523 $12,196,884  $30,632,484 $38,036,636

Interest expense              4,078,854   6,163,441   12,641,413  20,277,447
                            ----------- -----------  ----------- -----------
Net interest income           6,046,669   6,033,443   17,991,071  17,759,189

Provision for loan losses       234,000     231,000      702,000     710,000
                            ----------- -----------  ----------- -----------
Net interest income after
  provision for loan losses   5,812,669   5,802,443   17,289,071  17,049,189

Noninterest income            1,490,006   1,289,655    4,149,142   3,597,258

Noninterest expense           4,420,025   4,402,571   13,041,045  12,747,807
                            ----------- -----------  ----------- -----------
Income before
  income taxes                2,882,650   2,689,527    8,397,168   7,898,640

Income taxes                    855,375     924,343    2,443,443   2,703,052
                            ----------- -----------  ----------- -----------
Net income                  $ 2,027,275  $1,765,184   $5,953,725  $5,195,588
                            =========== ===========  =========== ===========

Basic earnings per share          $0.72       $0.62        $2.10       $1.81
                                  =====       =====        =====       =====
Diluted earnings per share        $0.71       $0.62        $2.10       $1.81
                                  =====       =====        =====       =====

Weighted average shares of
   common stock outstanding
      Basic                   2,833,882   2,860,851    2,834,056   2,862,603
      Diluted                 2,841,807   2,861,034    2,839,853   2,862,603

Dividends per share
   Declared                       $0.20       $0.19        $0.59       $0.57
                                  =====       =====        =====       =====

   Paid                           $0.20       $0.19        $0.58       $0.57
                                  =====       =====        =====       =====



See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                    ----------------------------
                                                        2002             2001
                                                    ------------    ------------
Cash flows from operating activities:
  Net income                                        $  5,953,725       5,195,588
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                            702,000         710,000
    Depreciation expense                                 953,700         937,698
    Net amortization (accretion) of
     debt securities premiums and discounts              719,024        (594,300)
    Amortization of intangible assets                    224,010       1,142,798
    Decrease in accrued interest receivable              234,273         621,841
    Increase in other assets                            (563,301)       (451,566)
    Decrease in accrued interest payable              (1,047,488)     (1,110,980)
   (Decrease) increase in other liabilities             (940,312)      3,801,082
    Gain on sale of securities, net                     (163,493)             --
    Origination of mortgage loans for sale           (67,001,604)    (65,574,504)
    Proceeds from the sale of mortgage loans
     held for sale                                    67,971,830      66,467,894
    Gain on sale of mortgage loans                      (970,226)       (893,390)
    Loss (gain) on dispositions of premises
     and equipment                                         3,417        (127,379)
    Other, net                                            15,145          21,276
                                                    ------------    ------------
     Net cash provided by operating activities         6,090,700      10,146,058
                                                    ------------    ------------
Cash flows from investing activities:
  Net (increase) decrease in loans                   (17,657,929)      5,321,192
  Purchases of available-for-sale debt securities    (94,375,171)   (174,988,707)
  Proceeds from sales of available-for-sale
   debt securities                                    12,407,418              --
  Proceeds from maturities of available-for-sale
   debt securities                                    39,739,174     105,007,558
  Proceeds from calls of available-for-sale
   debt securities                                    26,507,000      44,835,000
  Purchases of premises and equipment                 (2,413,797)     (1,595,526)
  Proceeds from dispositions of premises
   and equipment                                          16,000       1,639,043
  Proceeds from sales of other real estate
   owned and repossessions                               336,629         737,030
                                                    ------------    ------------

     Net cash used in investing activities           (35,440,676)    (19,044,410)
                                                    ------------    ------------


Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                        2002             2001
                                                    ------------    ------------
Cash flows from financing activities:
  Net decrease in demand deposits                     (1,607,078)     (2,780,657)
  Net decrease in interest-bearing
   transaction accounts                               (5,097,737)     (4,955,497)
  Net increase in time deposits                        9,696,543         602,466
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase     13,692,073      46,819,867
  Net increase in interest-bearing demand notes
   to U.S. Treasury                                    2,069,489         728,900
  Proceeds from Federal Home Loan Bank
   borrowings                                                 --       1,000,000
  Repayment of Federal Home Loan Bank
   borrowings                                           (704,693)     (1,046,582)
  Repayment of other borrowed money                     (500,000)     (1,500,000)
  Purchase of common stock                              (115,850)       (251,699)
  Cash dividends paid                                 (1,671,827)     (1,630,415)
                                                    ------------    ------------
     Net cash provided by financing activities        15,760,920      36,986,383
                                                    ------------    ------------
Net (decrease) increase in cash and
 cash equivalents                                    (13,589,056)     28,088,031

Cash and cash equivalents, beginning of period        85,609,147      48,924,481
                                                    ------------    ------------
Cash and cash equivalents, end of period            $ 72,020,091    $ 77,012,512
                                                    ============    ============

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                         $ 13,688,901    $ 21,388,427
   Income taxes                                        2,839,168         203,960

Supplemental schedule of noncash
  investing activities-
    Other real estate and repossessions
     acquired in settlement of loans                     367,618         794,399
    Transfer of securities from held-to-maturity
     to available-for-sale                                    --      22,675,700




See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  Nine Months Ended September 30, 2002 and 2001

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

         The accompanying unaudited condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2002, consolidated statements of earnings for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

         The following table reflects, for the three-month and nine-month periods ended September 30, 2002 and 2002, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:


                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                    -----------------------   -----------------------
                                       2002         2001         2002         2001
                                    ----------   ----------   ----------   ----------
Net income, basic and diluted       $2,027,275    1,765,184    5,953,725    5,195,588

Average shares outstanding           2,833,882    2,860,851    2,834,056    2,862,603

Effect of dilutive stock options         7,925          183        5,797           --
                                    ----------   ----------   ----------   ----------

Average shares outstanding
 including dilutive stock options    2,841,807    2,861,034    2,839,853    2,862,603

   Net income per share, basic      $     0.72   $     0.62   $     2.10   $     1.81
                                    ==========   ==========   ==========   ==========
   Net income per share, diluted    $     0.71   $     0.62   $     2.10   $     1.81
                                    ==========   ==========   ----------   ==========

         For the three-month and nine-month periods ended September 30, 2002 and 2001, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 is summarized as follows:


                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                       SEPTEMBER 30,               SEPTEMBER 30,
                               --------------------------   --------------------------
                                  2002            2001          2002           2001
                               -----------    -----------   -----------    -----------
Net income                     $ 2,027,275      1,765,184     5,953,725      5,195,588

Other comprehensive income:
    Net unrealized holding
     gains on
     investments in debt
     and equity securities
     available-for-sale,
        net of taxes               730,846        494,693     1,212,384      1,569,206
   Adjustment for net
     securities gains
     realized in net
     income, net of
     applicable income taxes       (19,336)            --      (107,905)            --

   Total other comprehensive   -----------    -----------   -----------    -----------
        income                     711,510        494,693     1,104,479      1,569,206
                               -----------    -----------   -----------    -----------
Comprehensive income           $ 2,738,785      2,259,877     7,058,204      6,764,794
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



                                                          SEPTEMBER 30, 2002
                                                          ------------------
                                THE EXCHANGE  CITIZENS UNION      OSAGE
                                NATIONAL BANK   STATE BANK     VALLEY BANK
                                OF JEFFERSON   AND TRUST OF        OF          CORPORATE
                                   CITY          CLINTON         WARSAW        AND OTHER        TOTAL
                                ------------   ------------   ------------   ------------    ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses           $315,402,735   $120,042,207   $ 38,833,415             --    $474,278,357
   Debt and equity securities    107,444,246     61,059,070     29,985,244             --     198,488,560
   Goodwill                        4,382,098     14,912,760      4,112,876             --      23,407,734
   Intangible assets                      --        767,310             --        162,500         929,810
   Total assets                  479,036,172    241,085,524     77,283,338       (733,224)    796,671,810
   Deposits                      340,594,741    187,785,300     61,505,867     (7,099,990)    582,785,918
   Stockholders' equity           49,573,567     36,099,857     10,294,783    (12,329,882)     83,638,325
                                ============   ============   ============   ============    ============


                                                          DECEMBER 31, 2001
                                                          -----------------
                                THE EXCHANGE  CITIZENS UNION      OSAGE
                                NATIONAL BANK   STATE BANK     VALLEY BANK
                                OF JEFFERSON   AND TRUST OF        OF          CORPORATE
                                   CITY          CLINTON         WARSAW        AND OTHER        TOTAL
                                ------------   ------------   ------------   ------------    ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses           $301,142,563   $118,802,018   $ 37,745,465             --    $457,690,046
   Debt and equity securities    103,947,535     47,964,827     29,736,692             --     181,649,054
   Goodwill                        4,382,098     14,912,760      4,112,876             --      23,407,734
   Intangible assets                      --        878,820             --        275,000       1,153,820
   Total assets                  458,792,287    241,965,161     76,326,052     (1,258,164)    775,825,336
   Deposits                      332,433,328    191,926,170     61,984,563     (6,549,871)    579,794,190
   Stockholders' equity           48,018,123     34,899,318      9,219,276    (13,784,069)     78,352,648
                                ============   ============   ============   ============    ============


                                                THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                -------------------------------------
                                THE EXCHANGE  CITIZENS UNION      OSAGE
                                NATIONAL BANK   STATE BANK     VALLEY BANK
                                OF JEFFERSON   AND TRUST OF        OF          CORPORATE
                                   CITY          CLINTON         WARSAW        AND OTHER        TOTAL
                                ------------   ------------   ------------   ------------    ------------
Statement of earnings
information:
   Total interest income         $ 5,995,379    $ 2,999,320    $ 1,130,824             --     $10,125,523
   Total interest expense          2,226,901      1,132,356        458,611        260,986       4,078,854
                                 -----------    -----------    -----------    -----------     -----------
   Net interest income             3,768,478      1,866,964        672,213       (260,986)      6,046,669
   Provision for loan losses         150,000         75,000          9,000             --         234,000
   Noninterest income              1,063,445        323,748        102,813             --       1,490,006
   Noninterest expense             2,692,435      1,233,010        402,893         91,687       4,420,025
   Income taxes                      626,400        246,373        102,502       (119,900)        855,375
                                 -----------    -----------    -----------    -----------     -----------
   Net income (loss)               1,363,088        636,329        260,631       (232,773)      2,027,275
                                 ===========    ===========    ===========    ===========     ===========


                                                 THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                 -------------------------------------
                                THE EXCHANGE  CITIZENS UNION      OSAGE
                                NATIONAL BANK   STATE BANK     VALLEY BANK
                                OF JEFFERSON   AND TRUST OF        OF          CORPORATE
                                   CITY          CLINTON         WARSAW        AND OTHER        TOTAL
                                ------------   ------------   ------------   ------------    ------------
Statement of earnings
information:
   Total interest income         $ 7,421,416    $ 3,567,832    $ 1,207,636      $      --     $12,196,884
   Total interest expense          3,439,257      1,868,382        550,396        305,406       6,163,441
                                 -----------    -----------    -----------    -----------     -----------
   Net interest income             3,982,159      1,699,450        657,240       (305,406)      6,033,443
   Provision for loan losses         150,000         75,000          6,000             --         231,000
   Noninterest income              1,036,809        195,658         57,188             --       1,289,655
   Noninterest expense             2,626,325      1,297,097        367,199        111,950       4,402,571
   Income taxes                      727,200        212,990        123,553       (139,400)        924,343
                                 -----------    -----------    -----------    -----------     -----------
   Net income (loss)               1,515,443        310,021        217,676       (277,956)      1,765,184
                                 ===========    ===========    ===========    ===========     ===========



                                                  NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                  ------------------------------------
                                THE EXCHANGE  CITIZENS UNION      OSAGE
                                NATIONAL BANK   STATE BANK     VALLEY BANK
                                OF JEFFERSON   AND TRUST OF        OF          CORPORATE
                                   CITY          CLINTON         WARSAW        AND OTHER        TOTAL
                                ------------   ------------   ------------   ------------    ------------

Statement of earnings
information:
   Total interest income         $18,237,706    $ 9,029,637    $ 3,365,141          $  --     $30,632,484
   Total interest expense          6,852,715      3,587,946      1,416,156        784,596      12,641,413
                                 -----------    -----------    -----------    -----------     -----------
   Net interest income            11,384,991      5,441,691      1,948,985       (784,596)     17,991,071
   Provision for loan losses         450,000        225,000         27,000             --         702,000
   Noninterest income              2,890,118      1,040,970        218,054             --       4,149,142
   Noninterest expense             7,693,714      3,834,783      1,148,409        364,139      13,041,045
   Income taxes                    1,871,700        686,637        275,706       (390,600)      2,443,443
                                 -----------    -----------    -----------    -----------     -----------
   Net income (loss)               4,259,695      1,736,241        715,924       (758,135)      5,953,725
                                 ===========    ===========    ===========    ===========     ===========



                                                 NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 ------------------------------------
                                THE EXCHANGE  CITIZENS UNION      OSAGE
                                NATIONAL BANK   STATE BANK     VALLEY BANK
                                OF JEFFERSON   AND TRUST OF        OF          CORPORATE
                                   CITY          CLINTON         WARSAW        AND OTHER        TOTAL
                                ------------   ------------   ------------   ------------    ------------
Statement of earnings
information:
   Total interest income         $22,767,419    $11,382,723    $ 3,880,784          5,710     $38,036,636
   Total interest expense         11,363,626      6,179,157      1,757,423        977,241      20,277,447
                                 -----------    -----------    -----------    -----------     -----------
   Net interest income            11,403,793      5,203,566      2,123,361       (971,531)     17,759,189
   Provision for loan losses         450,000        225,000         35,000             --         710,000
   Noninterest income              2,862,018        571,248        163,992             --       3,597,258
   Noninterest expense             7,632,361      3,748,629      1,092,753        274,064      12,747,807
   Income taxes                    1,990,870        709,125        418,857       (415,800)      2,703,052
                                 -----------    -----------    -----------    -----------     -----------
   Net income (loss)               4,192,580      1,092,060        740,743       (829,795)      5,195,588
                                 ===========    ===========    ===========    ===========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS, THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS AND THAT THE ADOPTION OF SFAS 147 WILL NOT HAVE A MATERIAL EFFECT ON OUR FINANCIAL STATEMENTS ARE ALL FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

    Net income for the three months ended September 30, 2002 of $2,027,000 increased $262,000 when compared to the third quarter of 2001. Earnings per diluted share for the third quarter of 2002 of $0.71 increased 9 cents or 14.5% when compared to the third quarter of 2001. Net income for the nine months ended September 30, 2002 of $5,954,000 increased $758,000 when compared to the first nine months of 2001. Earnings per diluted share for the nine months ended September 30, 2000 of $2.10 increased 29 cents or 16.0% when compared to the first nine months of 2001. On January 1, 2002 our Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142 goodwill is no longer amortized. The amount of goodwill amortization included in net income for the three and nine months periods ended September 30, 2001 was approximately $311,000, or $0.11 per diluted share, and $908,000, or $0.32 per diluted share, respectively.

   The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS        NINE MONTHS
                                                  ENDED               ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                            -----------------   -----------------
                                              2002     2001      2002       2001
                                            -------   -------   -------   -------
Interest income                             $10,125    12,196    30,632    38,037
Fully taxable equivalent (FTE) adjustment       195       202       603       617
                                            -------   -------   -------   -------
Interest income (FTE basis)                  10,320    12,398    31,235    38,654
Interest expense                              4,079     6,163    12,641    20,277
                                            -------   -------   -------   -------
Net interest income (FTE basis)               6,241     6,235    18,594    18,377

Provision for loan losses                       234       231       702       710
                                            -------   -------   -------   -------
Net interest income after provision
   for loan losses (FTE basis)                6,007     6,004    17,892    17,667
Noninterest income                            1,490     1,290     4,149     3,597
Noninterest expense                           4,420     4,403    13,041    12,748
                                            -------   -------   -------   -------
Earnings before income taxes
   (FTE basis)                                3,077     2,891     9,000     8,516
                                            -------   -------   -------   -------
Income taxes                                    855       924     2,443     2,703
FTE adjustment                                  195       202       603       617
                                            -------   -------   -------   -------
Income taxes (FTE basis)                      1,050     1,126     3,046     3,320
                                            -------   -------   -------   -------
Net income                                  $ 2,027     1,765     5,954     5,196
                                            =======   =======   =======   =======

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS
   ENDED SEPTEMBER 30, 2001

     Net interest income on a fully taxable equivalent basis increased $6,000 or 0.1% to $6,241,000 or 3.45% of average earning assets for the third quarter of 2002 compared to $6,235,000 or 3.68% of average earning assets for the same period of 2001. The provision for loan losses for the three months ended September 30, 2002 was $234,000 compared to $231,000 for the same period of 2001.

   Noninterest income and noninterest expense for the three months periods ended September 30, 2002 and 2001 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)


                                              THREE MONTHS
                                                 ENDED
                                              SEPTEMBER 30,     INCREASE(DECREASE)
                                            -----------------   ------------------
                                             2002       2001     AMOUNT      %
                                            -------   -------   --------  --------
NONINTEREST INCOME
   Service charges on deposit accounts     $   710        505       205    40.6 %
   Trust department income                     104         94        10     10.6
   Brokerage income                             36         21        15     71.4
   Mortgage loan servicing fees                (60)        81      (141)  (174.1)
   Gain on sales of mortgage loans             499        325       174     53.5
   Net gains on sales of
     debt securities                            29         --        29    100.0
   Gain on disposition of premises
     and equipment                              --        105      (105)  (100.0)
   Credit card fees                             38         39        (1)    (2.6)
   Other                                       134        120        14     11.7
                                           -------    -------     -----
                                           $ 1,490      1,290       200     15.5%
                                           =======    =======     =====
NONINTEREST EXPENSE
   Salaries and employee benefits          $ 2,266      2,168        98      4.5%
   Occupancy expense, net                      293        289         4      1.4
   Furniture and equipment expense             524        379       145     38.3
   Loss on disposition of premises
     and equipment                              --         --        --       --
   FDIC insurance assessment                    25         26        (1)    (3.8)
   Advertising and promotion                   132        106        26     24.5
   Postage, printing, and supplies             205        197         8      4.1
   Legal, examination, and
      professional fees                        238        218        20      9.2
   Credit card expenses                         24         22         2      9.1
   Credit investigation and loan
      collection expenses                      101         59        42     71.2
   Amortization of goodwill                     --        311      (311)  (100.0)
   Amortization of intangible assets            75         78        (3)    (3.8)
   Other                                       537        550       (13)    (2.4)
                                           -------    -------     -----
                                           $ 4,420      4,403        17      0.4%
                                           =======    =======     =====

    Noninterest income increased $200,000 or 15.5% to $1,490,000 for the third quarter of 2002 compared to $1,290,000 for the same period of 2001.

Service charges on deposit accounts increased $205,000 or 40.6% due primarily to a new overdraft program at all banks. This program has generated an increase of $197,000 in insufficient fund fees collected this year compared to the same period last year. Brokerage income increased $15,000 or 71.4% due to increased sales volumes during the third quarter of 2002. Mortgage loan servicing fees declined $141,000 or 174.1%. The Company took a $199,000 impairment write down on its mortgage servicing rights. This write down in value is the result of recent refinancing activity due to the current low mortgage rate environment and is reflected as a charge against servicing income. Gains on sales of mortgage loans increased $174,000 or 53.5% due to an increase in volume of loans originated and sold to the secondary market from approximately $25,672,000 in the third quarter of 2001 to approximately $32,134,000 for the third quarter of 2002. The Company also recognized gains on sales of securities of $29,000 during the third quarter of 2002. The $105,000 or 100.0% decrease in gain on disposition of premises and equipment reflects a gain recognized during the third quarter of 2001 on the sale of unused property obtained in a prior acquisition.

    Noninterest expense increased $17,000 or 0.4% to $4,420,000 for the third quarter of 2002 compared to $4,403,000 for the third quarter of 2001. Salaries and benefits increased $98,000 or 4.5%. This increase is due to normal salary increases and higher health insurance premiums. The $145,000 or 38.3% increase in furniture and equipment expense reflects higher depreciation costs. The Company has begun to depreciate the data processing equipment and software that was purchased in conjunction with its conversion to a new core data processing system. The $26,000 or 24.5% increase in advertising and promotion is due to timing differences in the purchase of promotional items. The $42,000 or 71.2% increase in credit investigation and loan collection expenses reflects higher costs related to foreclosed properties. The $311,000 or 100.0% decrease in amortization of goodwill reflects the discontinuance of goodwill amortization as required by SFAS 142. The periodic amortization of goodwill has been replaced by an annual impairment test.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 29.7% for the third quarter of 2002 compared to 34.4% for the third quarter of 2001. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax-exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 34.1% for the third quarter of 2002 and 39.0% for the third quarter of 2001. The decrease in the effective income tax rate is due to tax-exempt income making up a larger portion of our Company's income in 2002 versus 2001. In addition, the Company reduced its taxes by $57,000 in credits received on community housing partnerships it participates in.



NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
   ENDED SEPTEMBER 30, 2001

     Net interest income on a fully taxable equivalent basis increased $217,000 or 1.2% to $18,594,000 or 3.51% of average earning assets for the first nine months of 2002 compared to $18,377,000 or 3.67% of average earning assets for the same period of 2001. The provision for loan losses for the nine months ended September 30, 2002 was $702,000 compared to $710,000 for the same period of 2001.

  Noninterest income and noninterest expense for the nine months periods ended September 30, 2002 and 2001 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                           NINE MONTHS
                                             ENDED
                                          SEPTEMBER 30,    INCREASE(DECREASE)
                                        ----------------   ------------------
                                         2002     2001      AMOUNT      %
                                        -------  -------   --------  --------
NONINTEREST INCOME
   Service charges on deposit accounts $ 1,977    1,428        549     38.4 %
   Trust department income                 331      313         18      5.8
   Brokerage income                         54       64        (10)   (15.6)
   Mortgage loan servicing fees            160      321       (161)   (50.2)
   Gain on sales of mortgage loans         970      893         77      8.6
   Net gains on sales of
     debt securities                       163       --        163    100.0
   Gain on dispositions of premises
     and equipment                          --      127       (127)  (100.0)
   Credit card fees                        111      114         (3)    (2.6)
   Other                                   383      337         46     13.7
                                       -------  -------    -------
                                       $ 4,149    3,597        552     15.3 %
                                       =======  =======    =======
NONINTEREST EXPENSE
   Salaries and employee benefits      $ 6,911    6,370        541      8.5 %
   Occupancy expense, net                  827      760         67      8.8
   Furniture and equipment expense       1,326    1,173        153     13.0
   Loss on dispositions of premises
     and equipment                           3       --          3    100.0
   FDIC insurance assessment                78       81         (3)    (3.7)
   Advertising and promotion               334      301         33     11.0
   Postage, printing, and supplies         623      586         37      6.3
   Legal, examination, and
      professional fees                    698      565        133     23.5
   Credit card expenses                     70       70         --       --
   Credit investigation and loan
      collection expenses                  217      162         55     34.0
   Amortization of goodwill                 --      908       (908)  (100.0)
   Amortization of intangible assets       224      235        (11)    (4.7)
   Other                                 1,730    1,537        193     12.6
                                       -------  -------    -------
                                       $13,041   12,748        293      2.3 %
                                       =======  =======    =======

     Noninterest income increased $552,000 or 15.3% to $4,149,000 for the first nine months of 2002 compared to $3,597,000 for the same period of 2001. Service charges on deposit accounts increased $549,000 or 38.4% due primarily to a new overdraft program at the banks. This program has generated an increase of $460,000 in insufficient fund fees collected this year compared to the same period last year. The $161,000 or 50.2% decrease in mortgage loan servicing fees reflects a $199,000 write down in the value of the Company's mortgage servicing rights. This write down in value is the result of recent refinancing activity due to the current low mortgage rate environment and is reflected as a charge against servicing income. Gains on sales of mortgage loans increased $77,000 or 8.6% due to an increase in volume of loans originated and sold to the secondary market from approximately $65,575,000 during the first nine months of 2001 to approximately $67,002,000 during the same period in 2002. The Company recognized $163,000 in gains on sales of securities during the first nine months of 2002. The $127,000 or 100.0% decrease in gain on disposition of premises and equipment reflects a gain recognized during the third quarter of 2001 on the sale of two unused properties obtained in prior acquisitions.

        Noninterest expense increased $293,000 or 2.3% to $13,041,000 for the first nine months of 2002 compared to $12,748,000 for the first nine months of 2001. Salaries and benefits increased $541,000 or 8.5%. Of the $541,000 increase, salaries increased $355,000, or 7.0%; health insurance increased $90,000, or 22.7%; and pension and profit sharing expense increased $63,000, or 14.7%. The $67,000 or 8.8% increase in occupancy expense reflects higher real estate taxes and increased depreciation due to the opening of a new facility. The $153,000 or 13.0% increase in furniture and equipment expense reflects additional depreciation expense on the equipment and software purchased for the Company's conversion to a new core data processing system. The $133,000 or 23.5% increase in legal, examination, and professional fees reflects consulting fees paid for services related to the Company's conversion to a single data processing system as well as consulting fees related to the new overdraft programs. The $908,000 or 100.0% decrease in amortization of goodwill reflects the discontinuance of goodwill amortization as required by SFAS 142. The periodic amortization of goodwill has been replaced by an annual impairment test. The $193,000 or 12.6% increase in other noninterest expense reflects increases in various categories including telecommunications expense, data processing expense, and training. These increases are primarily related to our Company's conversion to a new core data processing system for all of the banks.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 29.1% for the first nine months of 2002 compared to 34.1% for the first nine months of 2001. After adding a fully taxable equivalent adjustment to both income taxes and earnings before income taxes for tax exempt income on loans and investment securities, the fully taxable equivalent ratios of income taxes as a percentage of earnings before income taxes were 33.8% for the first nine months of 2002 and 39.0% for the first nine months of 2001. The decrease in the effective income tax rate is due to tax-exempt income making up a larger portion of our Company's income in 2002 versus 2001. In addition, the Company reduced its taxes by $57,000 in credits received on community housing partnerships it participates in.

NET INTEREST INCOME

        Fully taxable equivalent net interest income increased $6,000 or 0.1% and $217,000 or 1.2% respectively for the three month and nine month periods ended September 30, 2002 compared to the corresponding periods in 2001. Even though the net interest margins decreased during both periods, net interest income increased due to increased net earning assets during the respective periods.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2002 and 2001.

(DOLLARS EXPRESSED IN THOUSANDS)

                           THREE MONTHS ENDED          THREE MONTHS ENDED
                           SEPTEMBER 30, 2002          SEPTEMBER 30, 2001
                      ---------------------------  ---------------------------
                                INTEREST   RATE              INTEREST  RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/  EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1 PAID/1/
                      -------- ---------- -------  -------- --------- --------
ASSETS
Loans:/2/
 Commercial           $143,140     $2,258   6.26%  $142,454     $2,797   7.79%
 Real estate           285,417      4,814   6.69    267,753      5,618   8.32
 Consumer               47,804      1,000   8.30     50,329      1,166   9.19
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies            152,082      1,377   3.59    112,151      1,627   5.76
  State and municipal   36,933        610   6.55     40,226        679   6.70
  Other                  4,972         53   4.23      4,938         53   4.26
Federal funds sold      46,631        200   1.70     52,885        443   3.32
Interest-bearing
 deposits                1,411          8   2.25      1,953         15   3.05
                      --------     ------          --------     ------
  Total interest
   earning assets      718,390     10,320   5.70    672,689     12,398   7.31
All other assets        73,811                       71,729
Allowance for loan
 losses                 (7,018)                      (7,231)
                      --------                     --------
  Total assets        $785,183                     $737,187
                      ========                     ========



Continued on next page



                             THREE MONTHS ENDED           THREE MONTHS ENDED
                             SEPTEMBER 30, 2002           SEPTEMBER 30, 2001
                         ---------------------------  ---------------------------
                                  INTEREST    RATE             INTEREST    RATE
                         AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                         BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1/ PAID/1/
                         -------- ---------- -------  -------- ---------- -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts             $ 86,638      $ 228   1.04%  $ 86,282     $  486   2.23%
Savings                    49,643        131   1.05     48,263        286   2.35
Money market               64,047        232   1.44     59,768        436   2.89
Deposits of
 $100,000 and over         60,749        457   2.98     46,775        608   5.16
Other time deposits       248,358      2,176   3.48    264,876      3,491   5.23
                         --------     ------          --------     ------
  Total time deposits     509,435      3,224   2.51    505,964      5,307   4.16

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                68,198        270   1.57     32,054        239   2.96
Interest-bearing demand
 notes to U.S. Treasury     1,055          4   1.50        660          6   3.61
Other borrowed money       42,036        581   5.48     40,788        611   5.94
                         --------     ------          --------     ------
  Total interest-
   bearing
   liabilities            620,724      4,079   2.61    579,466      6,163   4.22
                                      ------                       ------
Demand deposits            72,139                       66,740
Other liabilities           9,486                       12,903
                         --------                     --------
  Total liabilities       702,349                      659,109
Stockholders' equity       82,834                       78,078
                         --------                     --------
  Total liabilities
   and stockholders'
   equity                $785,183                     $737,187
                         ========                     ========
Net interest income                   $ 6,241                      $ 6,235
                                      =======                      =======
Net interest margin/4/                         3.45%                        3.68%
                                               ====                         ====

----------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%. Such adjustments were $195,000 in 2002 and $202,000 in 2001.
/2/ Non-accruing loans are included in the average amounts outstanding. /3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.


                           NINE MONTHS ENDED            NINE MONTHS ENDED
                          SEPTEMBER 30, 2002           SEPTEMBER 30, 2001
                      --------------------------- ---------------------------
                                INTEREST   RATE             INTEREST   RATE
                      AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/  EARNED/
                      BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1 PAID/1/
                      -------- ---------- -------  -------- --------- -------
ASSETS
Loans:/2/
 Commercial           $142,405     $6,783   6.37%  $146,377     $9,133   8.34%
 Real estate           283,039     14,558   6.88    262,328     16,339   8.33
 Consumer               46,298      2,979   8.60     52,966      3,638   9.18
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies            144,335      4,207   3.90    115,315      5,774   6.69
  State and municipal   37,524      1,912   6.81     39,090      2,043   6.99
  Other                  4,989        158   4.23      4,683        173   4.94
Federal funds sold      48,853        605   1.66     46,951      1,472   4.19
Interest-bearing
 deposits                1,683         33   2.62      2,420         82   4.53
                      --------     ------          --------     ------
  Total interest
   earning assets      709,126     31,235   5.89    670,130     38,654   7.71
All other assets        71,766                       72,461
Allowance for loan
 losses                 (6,888)                      (7,108)
                      --------                     --------
  Total assets        $774,004                     $735,483
                      ========                     ========


Continued on next page


                              NINE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30, 2002            SEPTEMBER 30, 2001
                         ---------------------------  ---------------------------
                                  INTEREST    RATE             INTEREST    RATE
                         AVERAGE   INCOME/   EARNED/  AVERAGE   INCOME/   EARNED/
                         BALANCE  EXPENSE/1/ PAID/1/  BALANCE  EXPENSE/1  PAID/1/
                         -------- ---------- -------  -------- ---------- -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts             $ 87,516    $   703   1.07% $  89,068    $ 1,692   2.54%
Savings                    49,687        393   1.06     46,783        890   2.54
Money market               62,057        659   1.42     59,196      1,510   3.41
Deposits of
 $100,000 and over         57,096      1,407   3.29     49,304      2,204   5.98
Other time deposits       247,867      6,942   3.74    267,327     11,173   5.59
                         --------     ------          --------     ------
  Total time deposits     504,223     10,104   2.68    511,678     17,469   4.56

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                65,430        787   1.61     30,394        909   4.00
Interest-bearing demand
 notes to U.S. Treasury       815          9   1.48        728         23   4.22
Other borrowed money       42,341      1,741   5.50     40,779      1,876   6.15
                         --------     ------          --------     ------
  Total interest-
   bearing
   liabilities            612,809     12,641   2.76    583,579     20,277   4.65
                                      ------                       ------
Demand deposits            69,734                       63,310
Other liabilities          10,603                       12,128
                         --------                     --------
  Total liabilities       693,146                      659,017
Stockholders' equity       80,858                       76,466
                         --------                     --------
  Total liabilities
   and stockholders'
   equity                $774,004                     $735,483
                         ========                     ========
Net interest income                  $ 18,594                     $ 18,377
                                      =======                      =======
Net interest margin/4/                         3.51%                        3.67%
                                               ====                         ====



----------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $603,000 in 2002 and $617,000 in 2001.
/2/ Non-accruing loans are included in the average amounts outstanding.
/3/ Average balances based on amortized cost.
/4/ Net interest income divided by average total interest earning assets.

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

(DOLLARS EXPRESSED IN THOUSANDS)


                                  THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                COMPARED TO
                                  THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  -------------------------------------
                                                    CHANGE DUE TO
                                       TOTAL     --------------------
                                       CHANGE     VOLUME      RATE
                                      --------   --------   ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $  (539)        13       (552)
  Real estate /2/                        (804)       353     (1,157)
  Consumer                               (166)       (57)      (109)
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (250)       473       (723)
  State and municipal /2/                 (69)       (54)       (15)
  Other                                    --         --         --
Federal funds sold                       (243)       (47)      (196)
Interest-bearing deposits                  (7)        (4)        (3)
                                      -------    -------   --------
    Total interest income              (2,078)       677     (2,755)

INTEREST EXPENSE:
NOW accounts                             (258)         2       (260)
Savings                                  (155)         8       (163)
Money market                             (204)        29       (233)
Deposits of
  $100,000 and over                      (151)       150       (301)
Other time deposits                    (1,315)      (207)    (1,108)
Federal funds purchased
 and securities sold under
 agreements to repurchase                  31        180       (149)
Interest-bearing demand
  notes to U.S. Treasury                   (2)         3         (5)
Other borrowed money                      (30)        19        (49)
                                      -------    -------   --------
    Total interest expense             (2,084)       184     (2,268)
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $     6        493       (487)
                                      =======    =======   ========


-----------
/1/ Non-accruing loans are included in the average amounts outstanding. /2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $195,000 in 2002 and $202,000 in 2001.

(DOLLARS EXPRESSED IN THOUSANDS)


                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                COMPARED TO
                                    NINE MONTHS ENDED SEPTEMBER 20, 2001
                                    ------------------------------------
                                                    CHANGE DUE TO
                                       TOTAL     --------------------
                                       CHANGE     VOLUME      RATE
                                      --------   --------   ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $(2,350)      (244)    (2,106)
  Real estate /2/                      (1,781)     1,220     (3,001)
  Consumer                               (659)      (439)      (220)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                (1,567)     1,225     (2,792)
  State and municipal /2/                (131)       (81)       (50)
  Other                                   (15)        10        (25)
Federal funds sold                       (867)        58       (925)
Interest-bearing deposits                 (49)       (20)       (29)
                                      -------    -------   --------
    Total interest income              (7,419)     1,729     (9,148)

INTEREST EXPENSE:
NOW accounts                             (989)       (29)      (960)
Savings                                  (497)        52       (549)
Money market                             (851)        70       (921)
Deposits of
  $100,000 and over                      (797)       307     (1,104)
Other time deposits                    (4,231)      (765)    (3,466)
Federal funds purchased
 and securities sold under
 agreements to repurchase                (122)       636       (758)
Interest-bearing demand
  notes to U.S. Treasury                  (14)         3        (17)
Other borrowed money                     (135)        70       (205)
                                      -------    -------   --------
    Total interest expense             (7,636)       344     (7,980)
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   217      1,385     (1,168)
                                      =======    =======   ========



-----------
/1/ Non-accruing loans are included in the average amounts outstanding. /2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%. Such adjustments totaled $603,000 in 2002 and $617,000 in 2001.

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

    The allowance for loan losses was decreased by net loan charge-offs of $57,000 for the first quarter of 2002, $112,000 for the second quarter of 2002, and $212,000 for the third quarter of 2002. That compares to net loan charge-offs of $111,000 for the first quarter of 2001, $129,000 for the second quarter of 2001, and $107,000 for the third quarter of 2001. The allowance for loan losses was increased by a provision charged to expense of $234,000 for the first quarter of 2002, $234,000 for the second quarter of 2002, and $234,000 for the third quarter of 2002. That compares to $248,000 for the first quarter of 2001, $231,000 for the second quarter of 2001, and $231,000 for the third quarter of 2001.

    The balance of the allowance for loan losses was $6,994,000 at September 30, 2002 compared to $6,674,000 at December 31, 2001 and $7,303,000 at September 30, 2001. The allowance for loan losses as a percent of outstanding loans was 1.45% at September 30, 2002 compared to 1.44% at December 31, 2001 and 1.58% at September 30, 2001.


                               FINANCIAL CONDITION

    Total assets increased $20,847,000 or 2.7% to $796,672,000 at September 30, 2002 compared to $775,825,000 at December 31, 2001. Total liabilities increased $15,560,000 or 2.2% to $713,033,000. Stockholders' equity increased $5,286,000 or 6.8% to $83,638,000.

    Loans increased $16,908,000 or 3.6% to $481,272,000 at September 30, 2002
compared to $464,364,000 at December 31, 2001. Commercial loans increased $7,161,000; real estate construction loans increased $6,365,000; real estate mortgage loans increased $1,232,000; and consumer loans increased $2,150,000. The increase in commercial loans reflects use of seasonal credit lines. The increase in real estate construction loans reflects financing for additional commercial real estate construction projects. The increase in real estate mortgage loans reflects loan growth resulting from low fixed rate financing rates available in the market. The increase in consumer loans reflects increased consumer auto financing.

   Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $2,813,000 or 0.58% of total loans at September 30, 2002 compared to $3,997,000 or 0.86% of total loans at December 31, 2001. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                        SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                        ------------------   -----------------
                                                      % OF                % OF
                                                     GROSS               GROSS
                                         BALANCE     LOANS   BALANCE     LOANS
                                         -------     -----   -------     -----
     Nonaccrual loans:
         Commercial                       $1,613      .34%    $2,518      .54%
         Real Estate:
           Construction                       20       --         66      .01
           Mortgage                        1,004      .21        842      .18
         Consumer                             68      .01        124      .03
                                          ------     ----     ------     ----
                                           2,705     0.56      3,550      .76
                                          ------     ----     ------     ----
Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                          32      .01         96      .02
          Real Estate:
            Construction                      --       --         --       --
            Mortgage                          55      .01        299      .07
          Consumer                            21       --         52      .01
                                          ------     ----     ------     ----
                                             108      .02        447      .10
                                          ------     ----     ------     ----
           Restructured loans                 --       --         --       --
                                          ------     ----     ------     ----
              Total nonperforming loans    2,813     0.58%     3,997      .86%
                                                     ====                ====
              Other real estate              984                 650
              Repossessions                  151                 141
                                          ------              ------
              Total nonperforming assets  $3,948              $4,788
                                          ======              ======

    The $845,000 decrease in nonaccrual loans to $2,705,000 at September 30, 2002 compared to $3,550,000 at December 31, 2001 balance is primarily represented by three large credits. The decrease is the result of a combination of principal payments, sale of collateral, and foreclosure. The $339,000 decrease in loans contractually past-due 90 days or more and still accruing to $108,000 at September 30, 2002 compared to $477,000 at December 31, 2001 reflects a general decrease in the number of loans past-due. The allowance for loan losses was 248.63% of nonperforming loans at September 30, 2002 compared to 166.98% of nonperforming loans at December 31, 2001.

    It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 2002 and 2001, which would have been recorded under the original terms of those loans, was approximately $285,000 and $512,000 for the nine months ended September 30, 2002 and 2001, respectively. Approximately $36,000 and $238,000 was actually recorded as interest income on such loans for the nine months ended September 30, 2002 and 2001, respectively.

    A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 2002 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $7,656,000 and $9,527,000 at September 30, 2002 and December 31, 2001,
respectively, which are not included in the table above but are considered by management to be "impaired". The $7,656,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $2,700,000. The average balance of nonaccrual and other "impaired" loans for the first nine months of 2002 was approximately $12,695,000. At September 30, 2002 the allowance for loan losses on impaired loans was $1,666,000 compared to $1,218,000 at December 31, 2001.

    As of September 30, 2002 and December 31, 2001 approximately $4,943,000 and $7,541,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

    Investment in debt and equity securities classified as available-for-sale increased $16,840,000 or 9.3% to $198,489,000 at September 30, 2002 compared to $181,649,000 at December 31, 2001. The increase in debt and equity securities primarily represents securities purchased as collateral for increased public funds. Investments classified as available-for-sale are carried at fair value. During 2002, the market valuation account increased $1,673,000 to $4,010,000 to reflect the fair value of available-for-sale investments at September 30, 2002, and the net after tax increase resulting from the change in the market valuation adjustment of $1,104,000 increased the stockholders' equity component to $2,647,000 at September 30, 2002.

        At December 31, 2001 the market valuation account for the available-for-sale investments of $2,337,000 increased the amortized cost of those investments to their fair value on that date, and the net after tax increase resulting from the market valuation adjustment of $1,542,000 was reflected as a separate positive component of stockholders' equity.

    Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $13,589,000 or 15.9% to $72,020,000 at September 30 2002 compared to $85,609,000 at December 31, 2001.

    Premises and equipment increased $1,441,000 or 9.5% to $16,634,000 at September 30, 2002 compared to $15,193,000 at December 31, 2001. The increase reflects purchase of premises and equipment of $2,414,000, offset by depreciation expense of $953,700 and sales and retirements of premises and equipment of $19,000. Of the $2,414,000 in purchases of premises and equipment, approximately $1,100,000 reflects costs associated with two new branch facilities and the balance associated with the purchase of new core data processing equipment and software.

    Total deposits increased $2,992,000 or 0.5% to $582,786,000 at September 30, 2002 compared to $579,794,000 at December 31, 2001.

    Federal funds purchased and securities sold under agreements to repurchase increased $13,692,000 or 22.2% to $75,337,000 at September 30, 2002 compared to $61,645,000 at December 31, 2001. The increase is primarily due increased public funds at ENB.

    The increase in stockholders' equity reflects net income of $5,954,000 less dividends declared of $1,672,000, purchase of treasury stock of $116,000, and a $1,104,000 change in unrealized holding gains, net of taxes, on investment in debt and equity securities available-for-sale.

    No material changes in the Company's liquidity or capital resources have occurred since December 31, 2001.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also required that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS 142, which for calendar year-end companies was January 1, 2002.

        On January 1, 2002, our Company adopted SFAS 142. At the date of adoption, our Company had unamortized goodwill of $23,408,000, core deposit intangibles of $879,000,consulting/noncompete agreements of $275,000, and mortgage servicing rights of $1,134,000, all of which were subject to the transition provisions of SFAS 142. Under SFAS 142, our Company will continue to amortize, on an accelerated basis, its core deposit intangibles associated with the purchase of Citizens Union State Bank and Trust. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following our Company's existing methods of measuring and recording impairment losses. Our Company has completed the transitional goodwill impairment test required under SFAS 142 to determine the potential impact, if any, on the consolidated financial statements. Our Company does not believe the results of the transitional goodwill impairment testing identified any significant impairment losses or has a material effect on the consolidated financial statements.

        The gross carrying amount and accumulated amortization of the Company's amortized intangible assets for the periods ended September 30, 2002 and December 31, 2001 are as follows:


                                             September 30, 2002                     December 31, 2001
                                      ----------------------------------    ----------------------------------
                                           Gross                                Gross
                                          Carrying        Accumulated          Carrying         Accumulated
                                           Amount         Amortization          Amount          Amortization
                                      ----------------  ----------------    ---------------   ----------------
Amortized intangible assets:
    Core deposit intangible                 1,800,000       (1,032,690)          1,800,000          (921,180)
    Consulting/Noncompete agreements          900,000         (737,500)            900,000          (625,000)
                                      ----------------  ----------------    ---------------   ----------------
                                            2,700,000       (1,770,190)          2,700,000        (1,546,180)
                                      ================  ================    ===============   ================

         The aggregate amortization expense of intangible assets subject to amortization for the three and nine months periods ended September 30, 2002 and 2001, respectively, is as follows:


                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                            2002              2001               2002               2001
                                      ----------------  ----------------    ---------------   ----------------
Aggregate amortization expense                 74,670            78,270            224,010            234,810
                                      ================  ================    ===============   ================


         The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
         For year ended 2003                273,680
         For year ended 2004                148,680
         For year ended 2005                148,680
         For year ended 2006                148,680
         For year ended 2007                135,420

         The Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a straight line basis over the estimated lives of the related mortgages which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                             Three Months Ended                     Nine Months Ended
                                                September 30,                         September 30,
                                           2002              2001                2002              2001
                                      ----------------  ----------------    ---------------   ----------------
Balance, beginning of period                1,291,834           797,673          1,134,234            621,827
Originated mortgage servicing rights          263,800           168,734            546,281            416,571
Amortization                                  (69,315)          (62,312)          (194,196)          (114,084)
Impairment charge                            (199,241)          (32,597)          (199,241)           (52,816)
                                      ----------------  ----------------    ---------------   ----------------
Balance, end of period                      1,287,078           871,498          1,287,078            871,498
                                      ================  ================    ===============   ================


         The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
         For year ended 2003                240,745
         For year ended 2004                199,440
         For year ended 2005                198,148
         For year ended 2006                194,232
         For year ended 2007                192,716

         The Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended September 30, 2002 and December 31, 2001 is summarized as follows:


                                                                September 30, 2002
                                                          Citizens Union
                                        The Exchange      State Bank and         Osage
                                      National Bank of       Trust of         Valley Bank
                                       Jefferson City        Clinton           of Warsaw           Total
                                     ------------------  ----------------   ---------------  -----------------
Goodwill associated with the
   purchase of subsidiaries                  4,382,098        14,912,760         4,112,876         23,407,734
                                     ==================  ================   ===============  =================

                                                                December 31, 2001
                                                          Citizens Union
                                        The Exchange      State Bank and         Osage
                                      National Bank of       Trust of         Valley Bank
                                       Jefferson City        Clinton           of Warsaw           Total
                                     ------------------  ----------------   ---------------  -----------------
Goodwill associated with the
   purchase of subsidiaries                  4,382,098        14,912,760         4,112,876         23,407,734
                                     ==================  ================   ===============  =================


        The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS 142:

(DOLLARS EXPRESSED IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 THREE MONTHS                     NINE MONTHS
                                                    ENDED                            ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                          ---------------------------    -------------------------------
                                              2002           2001             2002              2001
                                          -----------    ------------    -------------     -------------
Net Income:
Reported net income                           $ 2,027         $ 1,765          $ 5,954           $ 5,196
Add back - goodwill
  amortization                                     --             311               --               908
                                          -----------    ------------    -------------     -------------
Adjusted net income                             2,027           2,076            5,954             6,104
                                          ===========    ============    =============     =============

Basic earnings per share:
As reported                                     $0.72           $0.62            $2.10             $1.81
Add back - goodwill
  amortization                                     --            0.11               --              0.32
                                          -----------    ------------    -------------     -------------
Adjusted basic earnings
  per share                                     $0.72           $0.73            $2.10             $2.13
                                          ===========    ============    =============     =============

Diluted earnings per share:
As reported                                     $0.71           $0.62            $2.10             $1.81
Add back - goodwill
  amortization                                     --            0.11            --                 0.32
                                          -----------    ------------    -------------     -------------
Adjusted diluted earnings
  per share                                     $0.71           $0.73            $2.10             $2.13
                                          ===========    ============    =============     =============




        In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. SAFS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extend that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 31, 2001 and interim financial periods within those fiscal years. The adoption of this statement did not have a material effect on our Company's consolidated financial statements.

        In October 2002, FASB issued Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions (SFAS 147). SFAS 147 brings all business combinations involving financial institutions, except mutuals, into the scope of SFAS No. 141, Business Combinations. SFAS 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definitions of a business, must be accounted for in accordance with SFAS 141 and the related intangibles accounted for in accordance with SFAS 142. SFAS 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which was adopted in February 1983 to address financial institutions' acquisitions during a period when many of such acquisitions involved "troubled" institutions. SFAS 147 also amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. SFAS 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS 72. The adoption of SFAS 147 will not have a material effect on our Company's consolidated financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At September 30, 2002, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 7% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 7% at December 31, 2001.


ITEM 4. CONTROLS AND PROCEDURES

         Our Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our Company's disclosure controls and procedures within 90 days of the filing of this report, and have concluded that our Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

         There were no significant changes in our Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officers and Chief Financial Officer's evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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



(b)      Reports on Form 8-K.

         No reports were filed on Form 8-K during the three month period ended September 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.



        Date                            By /s/ James E. Smith
        ----                               -----------------------------------
    November 8, 2002                       James E. Smith, Chairman of the
                                           Board and Chief Executive Officer
                                           (Principal Executive Officer)


                                        By /s/ Richard G. Rose
                                           -----------------------------------
    November 8, 2002                       Richard G. Rose, Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                 CERTIFICATIONS



         I, James E. Smith, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Exchange National Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002        /s/ James E. Smith
                              -----------------------
                              James E. Smith
                              Chairman of the Board and Chief Executive
                              Officer

                                 CERTIFICATIONS



         I, Richard G. Rose, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Exchange National Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002        /s/ Richard G. Rose
                              ---------------------
                              Richard G. Rose
                              Treasurer

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                          September 30, 2002 Form 10-Q


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