Form 10-K
period 2002-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2003-03-25
CIK 893847

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2002

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). YES [X] NO[ ]

THE AGGREGATE MARKET VALUE OF THE 2,145,771 SHARES OF VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE $42.90 CLOSING PRICE OF SUCH STOCK ON MARCH 14, 2003, WAS $92,053,576. THE AGGREGATE MARKET VALUE OF THE 2,231,994 SHARES OF VOTING STOCK OF THE ISSUER HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE $31.08 CLOSING PRICE OF SUCH STOCK ON JUNE 28, 2002, THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER, WAS $69,370,374. AS OF MARCH 14, 2003, THE REGISTRANT HAD 2,865,601 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, ISSUED AND 2,778,921 SHARES OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2002 Annual Report to Shareholders -
Part II and (2) definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Our Company, Exchange National Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Exchange was incorporated under the laws of the State of Missouri on October 23, 1992, and on April 7, 1993 it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares. On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank. Calhoun Bancshares' wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank. On October 25, 1999, Exchange established ENB Holdings, Inc. as a wholly-owned subsidiary for the sole purpose of effecting the June 16, 2000 merger with CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB. City National subsequently was merged into Exchange National Bank. ENB Holdings owns 27.4% of Exchange National Bank with the balance owned by Exchange. On October 17, 2001, Exchange and Union each received approval from the Federal Reserve and elected to become a financial holding company.

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

         Exchange National Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law, and it is a member of the Federal Reserve System. Exchange National Bank's operations are supervised and regulated by the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the FDIC. A periodic examination of Exchange National Bank is conducted by representatives of the OCC. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Exchange National Bank's common stock. See "Regulation Applicable to Bank Holding Companies" and "Regulation Applicable to our Banks".

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

         Osage Valley Bank is a full service bank conducting a general banking business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

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

EMPLOYEES

         As of December 31, 2002, Exchange and its subsidiaries had approximately 236 full-time and 32 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

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

         Exchange National Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole and Moniteau Counties. Exchange National Bank's principal competition for deposits and loans comes from eight other banks and fourteen credit unions within its primary service area of Jefferson City and, to an increasing extent, four other banks in nearby communities. Based on publicly available information, management believes that Exchange National Bank is the second largest (in terms of assets) of the banks within Cole County. The main competition for Exchange National Bank's trust services is from other commercial banks.

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

         Osage Valley Bank competes for deposits and loans in its primary service area of Warsaw, Missouri and its secondary service area of the nearby communities in Benton County. Osage Valley Bank's principal competition for deposits and loans comes from banks within its primary service area of Warsaw and in nearby communities. Based on publicly available information, management believes that Osage Valley Bank is the second largest (in terms of assets) of the banks within Benton County; however, Osage Valley Bank and three of the four other banks in Benton County are comparable in size.

REGULATION APPLICABLE TO BANK HOLDING COMPANIES

         GENERAL. As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the "BHC Act") and the Gramm-Leach-Bliley Act (the "GLB Act"), Exchange is subject to supervision and examination by the Federal Reserve Board (the "FRB"). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of our Banks, not the shareholders of Exchange.

         LIMITATION ON ACQUISITIONS. The BHC Act requires a bank holding company to obtain prior approval of the FRB before:

         - taking any action that causes a bank to become a controlled subsidiary of the bank holding company;

         - acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition;

         -    acquiring substantially all of the assets of a bank; or

         -    merging or consolidating with another bank holding company.

         LIMITATION ON ACTIVITIES. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are "well capitalized" and "well managed" (as defined in federal banking regulations) and which obtains "satisfactory" Community Reinvestment Act ratings, may declare itself to be a "financial holding company" and engage in a broader range of activities.

         A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

         -    securities underwriting, dealing and market making;

         -    sponsoring mutual funds and investment companies;

         -    insurance underwriting and insurance agency activities;

         -    merchant banking; and

         - activities that the FRB determines to be financial in nature or incidental to a financial activity; or which is complementary to a financial activity and does not pose a safety and soundness risk.

         A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows that the activity does not pose a substantial risk to the safety and soundness of insured depository institutions or the financial system.

         A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB's merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company's controlled depository institutions.

         If any subsidiary bank of a financial holding company ceases to be "well-capitalized" or "well-managed," the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act of less than "satisfactory", then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to "satisfactory" or better.

         REGULATORY CAPITAL REQUIREMENTS. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries is restricted.

         The FRB's capital adequacy guidelines provide for the following types of capital:

         -    Tier 1 capital, also referred to as core capital, which includes:

                  -    common shareholders' equity;

                  - qualifying noncumulative perpetual preferred stock and related surplus;

                  - qualifying cumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 capital elements); and

                  - minority interests in the equity accounts of consolidated subsidiaries.

                  Goodwill is excluded from Tier 1 capital. Most intangible assets are also deducted from Tier 1 capital.

         - Tier 2 capital, also referred to as supplementary capital, which includes:

                  - allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

                  -    most perpetual preferred stock and any related surplus;

                  - certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities; and

                  - intermediate-term preferred stock and intermediate-term subordinated debt instruments (subject to limitations).

                  The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

         -    Total capital, which includes:

                  -    Tier 1 capital;

                  -    plus, qualifying Tier 2 capital;

                  - minus, investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

         The FRB's capital adequacy guidelines require that a bank holding company maintain a Tier 1 leverage ratio equal to at least 4% of its average total consolidated assets, a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets.

         On December 31, 2002, Exchange was in compliance with all of the FRB's capital adequacy guidelines. Exchange's capital ratios on December 31, 2002 are shown below:

                                                           Tier 1 Risk-Based        Total Risk-Based Capital
                              Leverage Ratio (4%           Capital Ratio (4%           Ratio (8% minimum
                             minimum requirement)         minimum requirement)           requirement)
                             --------------------         --------------------           -----------
Exchange                            7.36%                        10.88%                     12.10%

         INTERSTATE BANKING AND BRANCHING. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if as a result of the acquisition the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

         Under the Riegle-Neal Act, individual states may restrict interstate acquisitions in two ways. A state may prohibit an out-of-state bank holding company from acquiring a bank located in the state unless the target bank has been in existence for a specified minimum period of time (not to exceed five years). A state may also establish limits on the total amount of insured deposits within the state which are controlled by a single bank holding company, provided that such deposit limit does not discriminate against out-of-state bank holding companies.

         SOURCE OF STRENGTH. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.

         LIABILITY OF COMMONLY CONTROLLED INSTITUTIONS. Under cross-guaranty provisions of the Federal Deposit Insurance Act (the "FDIA"), bank subsidiaries of a bank holding company are liable for any loss incurred by the Bank Insurance Fund (the "BIF"), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company.

         MISSOURI BANK HOLDING COMPANY REGULATION. Missouri prohibits any bank holding company from acquiring ownership or control of, any bank or Missouri depository trust company that has Missouri deposits if, after such acquisition, the bank holding company would hold or control more than 13% of total Missouri deposits. Because of this restriction, a bank holding company, prior to acquiring control of a bank or depository trust company that has deposits in Missouri, must receive the approval of the Missouri Division of Finance.

REGULATION APPLICABLE TO OUR BANKS

         GENERAL. Exchange National Bank, a national bank, is subject to regulation and examination by the OCC and the FDIC. Citizens Union State Bank, a Missouri state non-member depository trust company, is subject to the regulation of the Missouri Division of Finance and the FDIC. Osage Valley Bank, a Missouri state non-member bank, is subject to the regulation of the Missouri Division of Finance and the FDIC. Each of the OCC and the FDIC is empowered to issue cease and desist orders against our Banks if it determines that activities of any of our Banks represents unsafe and unsound banking practices or violations of law. In addition, the OCC and the FDIC have the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of the bank, not shareholders of Exchange.

         BANK REGULATORY CAPITAL REQUIREMENTS. The OCC and the FDIC have adopted minimum capital requirements applicable to national banks and state non-member banks, respectively, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

         - "well-capitalized" if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

         - "adequately capitalized" if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

         - "undercapitalized" if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

         - "significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

         - "critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.

         Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions.

         On December 31, 2002, each of our Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios and classifications of each of our Banks as of December 31, 2002 is shown on the following chart.

                                               Tier 1 Risk-Based       Total Risk-Based
                          Leverage Ratio         Capital Ratio           Capital Ratio          Classification
                          --------------         -------------           -------------          --------------
Exchange
National Bank                 9.52%                 12.89%                  14.14%             Well-Capitalized
Citizens Union
State Bank                    8.39%                 13.48%                  14.68%             Well-Capitalized
Osage Valley Bank             7.53%                 13.63%                  14.65%             Well-Capitalized

         All of our Banks must be well-capitalized for Exchange to remain a financial holding company.

         DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of our Banks are insured by the Bank Insurance Fund (the "BIF") administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC's risk-based assessment system requires that BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The FDIC's assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

         LIMITATIONS ON INTEREST RATES AND LOANS TO ONE BORROWER. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. The maximum amount that a Missouri state-chartered bank may lend to any one person or entity is generally limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state.

         PAYMENT OF DIVIDENDS. Our Banks are subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends if payment would cause it to become undercapitalized or while it is undercapitalized. The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. These laws and regulations are not expected to have a material effect upon the current dividend policies of our Banks.

         COMMUNITY REINVESTMENT ACT. Our Banks are subject to the Community Reinvestment Act (the "CRA") and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by Exchange and its banking subsidiaries.

         LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Exchange and its non-bank subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which our Banks may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and subsidiaries of a bank may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

         OTHER BANKING ACTIVITIES. The investments and activities of our Banks are also subject to regulation by federal banking agencies, regarding investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

CHANGES IN LAWS AND MONETARY POLICIES

         RECENT LEGISLATION. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide the enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The proposed changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

         The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Further, the Sarbanes-Oxley Act includes very specified additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of these requirements remains to be determined.

         This Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

         Management has taken various measures to comply with the requirements of the Sarbanes-Oxley Act. However, given the extensive role of the SEC in implementing rules relating to many of the Act's new requirements, the final scope of these requirements remains to be determined.

         FUTURE LEGISLATION. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the United States Congress. This legislation may change banking statutes and the operating environment of Exchange in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Exchange cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on Exchange's business, results of operations or financial condition.

         FISCAL MONETARY POLICIES. Exchange's business and earnings are effected significantly by the fiscal and monetary policies of the federal government and its agencies. Exchange is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:

         - conducting open market operations in United States government securities;

         - changing the discount rates of borrowings of depository institutions;

         - imposing or changing reserve requirements against depository institutions' deposits; and

         - imposing or changing reserve requirements against certain borrowings by bank and their affiliates.

         These methods are used in varying degrees and combinations to directly effect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on Exchange's business, results of operations and financial condition.

         The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

AVAILABLE INFORMATION

         As of the date of this report, we do not have an internet website on which we could make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Company will provide a copy of any of our public filings, excluding exhibits, free of charge upon written request made to Kathleen L. Bruegenhemke, Exchange National Bancshares, Inc., 132 East High Street, Jefferson City, MO 65101. In addition, our public filings are available to the public at the SEC's Internet website (www.sec.gov).

ITEM 2. PROPERTIES.

         None of Exchange, Union, Mid Central Bancorp or ENB Holdings owns or leases any property.

         The principal offices of Exchange, ENB Holdings and Exchange National Bank are located at 132 East High Street in the central business district of Jefferson City, Missouri. The building, which is owned by Exchange National Bank, is a three-story structure constructed in 1927. A 1998 renovation and expansion project increased usable office space from 14,000 square feet to approximately 33,000 square feet. All of this office space is currently used by Exchange and Exchange National Bank. Management believes that this facility is adequately covered by insurance.

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

         Exchange National Bank also owns a branch in each of the California, Tipton and St. Robert communities. The California branch located at 1000 West Buchanan Street was constructed in 2002 and it is a single story structure with 2,270 square feet of usable office space. All of the California branch's office space is used for Exchange National Bank's operations. The Tipton branch which is located at 445 South Moreau is a single story structure with 1,962 square feet of usable office space all of which is used for Exchange National Bank's operations. The Tipton branch was constructed in the mid 1970's. The St. Robert branch located at 595 Missouri Avenue is a single story structure with 2,236 square feet of usable office space. The St. Robert branch was constructed in the late 1960's. All of the St. Robert office space is used for Exchange National Bank's operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of the holders of our Company's common stock during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in Exchange's 2002 Annual Report to Shareholders.

         We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

ITEM 6. SELECTED FINANCIAL DATA.

         Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Selected Consolidated Financial Data" in Exchange's 2002 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exchange's 2002 Annual Report to Shareholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2002, the rate shock scenario models indicated that annual net interest income could change by as much as 9% should interest rates rise or fall within 200 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Exchange's 2002 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Compensation and Other Information--Executive Officers," and (iv) the information under the caption "Section 16(a) Beneficial Ownership

Reporting Compliance," in each case, in Exchange's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

         Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Compensation and Other Information--Report on Executive Compensation," (ii) the information under the caption "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation," (iii) the information under the caption "Executive Compensation and Other Information--Executive Compensation," (iv) the information under the caption "Executive Compensation and Other Information--Option Grants," (v) the information under the caption "Executive Compensation and Other Information--Option Exercises and Holdings," (vi) the information under the caption "Executive Compensation and Other Information--Exchange National Bank Profit-Sharing Trust," (vii) the information under the caption "Executive Compensation and Other Information--Citizens Union State Bank Profit-Sharing Plan," (viii) the information under the caption "Executive Compensation and Other Information--Stock Option Plan," (ix) the information under the caption "Executive Compensation and Other Information--Pension Plan," (x) the information under the caption "Executive Compensation and Other Information--Campbell Retention/Asset Growth Incentive Agreement," (xi) the information under the caption "Executive Compensation and Other Information--Smith Employment Agreement," (xii) the information under the caption "Executive Compensation and Other Information--Change of Control Agreement," (xiii) the information under the caption "Executive Compensation and Other Information--Company Performance," and (xiv) the information under the caption "Election of Directors--Compensation of Directors", in each case, in Exchange's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in Exchanges definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         Our Company has only one equity compensation plan for its employees pursuant to which options, rights or warrants may be granted. See Note 14 to the Consolidated Financial Statements for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2002:

                                                                                             Number of securities
                                   Number of securities                                 remaining available for future
                                    to be issued upon           Weighted-average             issuance under equity
                                       exercise of              exercise price of              compensation plans
                                    outstanding options,      outstanding options,      (excluding securities reflected
         Plan category              warrants and rights        warrants and rights               in column (a))
-----------------------------------------------------------------------------------------------------------------------
                                            (a)                        (b)                            (c)
Equity compensation plans                 51,104*                   $26.30                         235,643
approved by security holders

Equity compensation                   --                         --                              --
plans not approved by
 security holders
        Total                     51,104*                    $26.30                         235,643

-------------------
* Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company's Incentive Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in Exchange's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing of this report, our Company's senior management, including our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Our Company's disclosure controls and procedures are designed to ensure that information we are required to disclose in our periodic filings with the Securities and Exchange Commission, including annual reports such as this report, is reported accurately and suitably within the time periods specified in the SEC's rules and forms. Based upon that evaluation, senior management concluded that our Company's disclosure controls and procedures are effective in causing material information related to our Company (including our consolidated subsidiaries) to be recorded, processed, summarized and reported on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with applicable disclosure obligations.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that in management's estimation could significantly affect our disclosure controls and procedures after the date of our Company's most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Exhibits, Financial Statements and Financial Statement
Schedules:

         1.       Financial Statements:

         The following consolidated financial statements of our Company and reports of our Company's independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2002 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

                  Independent Auditors' Report.

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

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

10.1           Employment Agreement, dated November 3, 1997, between the Registrant and James E. Smith (filed with the Registrant's Annual Report on Form
               10-K for the year ended December 31, 1997 as Exhibit 10.4 and incorporated herein by reference).*

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

13             The Registrant's 2002 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

21             List of Subsidiaries (filed with our Company's Annual Report on Form
               10-K for the year ended December 31, 2000 as Exhibit 21 and incorporated herein by reference).

23             Consent of Independent Auditors

----------------------
* Management contracts or compensatory plans or arrangements required to be identified by Item 14(a).

     (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by our Company during the three month period ended December 31, 2002, except for a report on Form 8-K filed with the SEC on November 13, 2002 to report the certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                              EXCHANGE NATIONAL BANCSHARES, INC.

Dated:  March 21, 2003                        By /s/  James E. Smith
                                                 -------------------------------
                                                      James E. Smith, Chairman
                                                      of the Board and Chief
                                                      Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                    Signature and Title
----                                    -------------------
March 21, 2003               /s/  James E. Smith
                             ------------------------------------
                                  James E. Smith, Chairman of the Board and
                                  Chief Executive Officer (Principal Executive
                                  Officer)

March 21, 2003               /s/  Richard G. Rose
                             -----------------------------------
                                  Richard G. Rose, Treasurer (Principal
                                  Financial Officer and Principal Accounting
                                  Officer)

March 21, 2003               /s/  David T. Turner
                             ------------------------------------
                                  David T. Turner, Director

March 21, 2003               /s/  James R. Loyd
                             -----------------------------------
                                  James R. Loyd, Director

March 21, 2003               /s/  Charles G. Dudenhoeffer, Jr.
                             ------------------------------------
                                  Charles G. Dudenhoeffer, Jr., Director

March 21, 2003               /s/  David R. Goller
                             ------------------------------------
                                  David R. Goller, Director

March 21, 2003               /s/  Philip D. Freeman
                             ------------------------------------
                                  Philip D. Freeman, Director

March 21, 2003               /s/  Kevin L. Riley
                             ------------------------------------
                                  Kevin L. Riley, Director

March 21, 2003               /s/  Gus S. Wetzel, II
                             ------------------------------------
                                   Gus S. Wetzel, II, Director

                                 CERTIFICATIONS

         I, James E. Smith, certify that:

         1. I have reviewed this annual report on Form 10-K of Exchange National Bancshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                            /s/ James E. Smith
                                            --------------------------------
                                            James E. Smith,
                                            Chairman of the
                                            Board and Chief Executive Officer

                                 CERTIFICATIONS

         I, Richard G. Rose, certify that:

         1. I have reviewed this annual report on Form 10-K of Exchange National Bancshares, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                            /s/ Richard G. Rose
                                            --------------------
                                            Richard G. Rose
                                            Treasurer

                                  EXHIBIT INDEX

Exhibit No.                              Description                                     Page No.
-----------                              -----------                                     --------
   13             The Registrant's 2002 Annual Report to Shareholders (only                 __
                  those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual
                  Report on Form 10-K shall be deemed to be filed with
                  the Commission)

   23             Consent of Independent Auditors                                           __