Form 10-Q
period 2003-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2003-05-14
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                      or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). |X| Yes | | No

      As of May 1, 2003, the registrant had 2,779,930 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 35 pages
                      Index to Exhibits located on page 33

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               MARCH 31, 2003    DECEMBER 31, 2002
                                               --------------    -----------------
ASSETS
Loans:
  Commercial                                    $158,014,006        $147,850,348
  Real estate - construction                      42,942,831          41,437,000
  Real estate - mortgage                         263,006,002         250,318,539
  Consumer                                        44,336,978          46,958,417
                                                ------------        ------------
                                                 508,299,817         486,564,304
  Less allowance for loan losses                   7,369,224           7,121,114
                                                ------------        ------------
    Loans, net                                   500,930,593         479,443,190

Investments in available for sale debt
  and equity securities, at fair value           179,838,658         186,724,362
Federal funds sold                                45,224,608          49,669,213
Cash and due from banks                           32,606,455          27,742,030
Premises and equipment                            16,229,884          16,586,332
Accrued interest receivable                        5,369,146           5,539,661
Goodwill                                          23,407,734          23,407,734
Intangible assets                                    780,470             855,140
Other assets                                       4,765,280           4,450,250
                                                ------------        ------------
Total assets                                    $809,152,828        $794,417,912
                                                ============        ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                            MARCH 31, 2003      DECEMBER 31, 2002
                                                            --------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                              $  79,553,839         $  77,474,471
Time deposits                                                  525,150,252           513,716,181
                                                             -------------         -------------
      Total deposits                                           604,704,091           591,190,652

Federal funds purchased and securities
  sold under agreements to repurchase                           69,507,545            67,359,199
Interest-bearing demand notes to U.S. Treasury                     460,899             3,061,503
Other borrowed money                                            40,655,580            41,795,016
Accrued interest payable                                         1,801,321             1,984,745
Other liabilities                                                7,361,564             6,199,677
                                                             -------------         -------------
      Total liabilities                                        724,491,000           711,590,792
                                                             -------------         -------------
Stockholders' equity:
  Common stock - $1 par value; 15,000,000 shares
      authorized; 2,865,601 issued and outstanding               2,865,601             2,865,601
  Surplus                                                       21,998,617            21,983,467
  Retained earnings                                             60,162,723            58,363,271
  Accumulated other comprehensive income, net of tax             2,314,577             2,294,471
  Treasury stock; 86,680 shares at cost                         (2,679,690)           (2,679,690)
                                                             -------------         -------------
      Total stockholders' equity                                84,661,828            82,827,120
                                                             -------------         -------------
Total liabilities and stockholders' equity                   $ 809,152,828         $ 794,417,912
                                                             =============         =============

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              2003               2002
                                                           ----------        -----------
Interest income                                            $9,431,647        $10,293,328

Interest expense                                            3,282,475          4,388,398
                                                           ----------        -----------

Net interest income                                         6,149,172          5,904,930

Provision for loan losses                                     235,500            234,000
                                                           ----------        -----------

Net interest income after provision for loan losses         5,913,672          5,670,930

Noninterest income                                          1,972,003          1,304,600

Noninterest expense                                         4,500,340          4,220,710
                                                           ----------        -----------

Income before income taxes                                  3,385,335          2,754,820

Income taxes                                                1,030,098            826,164
                                                           ----------        -----------

Net income                                                 $2,355,237        $ 1,928,656
                                                           ==========        ===========

Basic earning per share                                    $     0.85        $      0.68
Diluted earnings per share                                 $     0.84        $      0.68

Weighted average shares of common stock outstanding
  Basic                                                     2,778,921          2,834,145
  Diluted                                                   2,794,919          2,834,604

Dividend per share:
  Declared                                                 $     0.20        $      0.19
  Paid                                                     $     0.20        $      0.19

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                          ---------------------------------
                                                                              2003                 2002
                                                                          ------------         ------------
Cash flow from operating activities:
Net income                                                                $  2,355,237         $  1,928,656
  Adjustments to reconcile net income to net cash
    cash provided by operating activities:
      Provision for loan losses                                                235,500              234,000
      Depreciation expense                                                     425,366              292,568
      Net amortization of debt securities
        premiums and discounts                                                 305,206              206,213
      Amortization of intangible assets                                         74,670               74,670
      Decrease in accrued interest receivable                                  170,515              360,130
      Increase in other assets                                                (261,197)            (191,556)
      Decrease in accrued interest payable                                    (183,424)            (400,220)
      Increase (decrease) in other liabilities                               1,161,887             (109,916)
      Gain on sales and calls of debt securities                               (53,235)                  --
      Origination of mortgage loans for sale                               (30,973,004)         (22,471,951)
      Proceeds from the sale of mortgage loans held for sale                31,664,320           22,769,528
      Gain on sale of mortgage loans                                          (691,316)            (297,577)
      Loss on disposition of premises and equipment                              1,079                  298
      Other, net                                                                14,856               15,153
                                                                          ------------         ------------
      Net cash provided by operating activities                              4,246,460            2,409,996

Cash flow from investing activities:
  Net increase in loans                                                    (21,908,229)          (1,582,236)
  Purchase of available-for-sale debt securities                           (66,116,574)         (26,091,373)
  Proceeds from maturities of available-for-sale debt securities            51,812,535           15,516,654
  Proceeds from calls of available-for-sale debt securities                 19,415,000           11,135,000
  Proceeds from sales of available-for-sale debt securities                  1,553,235                   --
  Purchase of premises and equipment                                           (69,997)            (887,762)
  Proceeds from sales of other real estate owned and repossessions             121,136              148,672
                                                                          ------------         ------------
      Net cash used in investing activities                                (15,192,894)          (1,761,045)
                                                                          ------------         ------------

Continued on next page

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2003            2002
                                                                          ------------    ------------
Cash flow from financing activities:
    Net increase (decrease) in demand deposits                               2,079,368      (9,682,077)
    Net increase (decrease) in interest-bearing transaction accounts         5,799,702      (3,960,278)
    Net increase in time deposits                                            5,634,369       4,304,893
    Net increase in federal funds purchased and securities sold
      under agreements to repurchase                                         2,148,346       4,922,840
    Net (decrease) increase in interest-bearing demand notes
      to U.S. Treasury                                                      (2,600,604)      1,525,761
    Repayment of Federal Home Loan Bank borrowings                            (139,436)       (333,412)
    Repayment of other borrowed money                                       (1,000,000)             --
    Cash dividends paid                                                       (555,491)       (538,487)
                                                                          ------------    ------------
        Net cash provided by (used) in financing activities                 11,366,254      (3,760,760)
                                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents                           419,820      (3,111,809)
                                                                          ------------    ------------
Cash and cash equivalents, beginning of period                              77,411,243      85,609,147
                                                                          ------------    ------------
Cash and cash equivalents, end of period                                  $ 77,831,063    $ 82,497,338
                                                                          ============    ============

Supplemental disclosure of cash flow information -
    Cash paid (received) during period for:
        Interest                                                          $  3,465,899    $  4,788,618
        Income taxes                                                          (122,079)             --

Supplemental schedule of noncash investing activities -
    Other real estate and repossessions acquired in settlement of loans        185,326         111,515

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   Three Months Ended March 31, 2003 and 2002

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

      On April 11, 2003 our Company signed a definitive agreement with Trustcorp Financial, Inc. for the acquisition of Trustcorp's branch of Missouri State Bank in Springfield, Missouri. Our Company will receive approximately $30 million in loans and $34 million in deposits as well as the real estate and tangible assets of the branch. Total cost of the transaction is approximately $4 million and will be financed with cash on hand. Upon completion of the transaction the branch will be merged with and operated as a branch of CUSB.

      The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with Bancshares' audited consolidated financial statements included in its 2002 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 13.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. Bancshares believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly Bancshares' consolidated financial position as of March 31, 2003 and December 31, 2002 and the consolidated statements of earnings and cash flows for the three months ended March 31, 2003 and 2002.

      The following table reflects, for the three-month periods ended March 31, 2003 and 2002, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                  2003         2002
                                               ----------   ----------
          Net income, basic and diluted        $2,355,237   $1,928,656
                                               ==========   ==========

          Average shares outstanding            2,778,921    2,834,145
          Effect of dilutive stock options         15,998        3,459
                                               ----------   ----------
          Average shares outstanding
            including dilutive stock options    2,794,919    2,837,604

          Net income per share, basic          $     0.85   $     0.68
                                               ==========   ==========
          Net income per share, diluted        $     0.84   $     0.68
                                               ==========   ==========

      Our Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Our Company provides pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied.

      The following table illustrates, for the three-month periods ended March 31, 20023 and 2002, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                          ----------------------------
                                              2003            2002
                                          ------------    ------------
Net income:
  As reported                             $  2,355,237    $  1,928,656
  Deduct total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of tax                   (22,887)        (15,277)
                                          ------------    ------------
  Pro forma net income                    $  2,332,350    $  1,913,379
                                          ============    ============

Pro forma earnings per common share:
  As reported basic                       $       0.85    $       0.68
  Pro forma basic                                 0.84            0.68

  As reported diluted                             0.84            0.68
  Pro forma diluted                               0.83            0.67

      For the three-month periods ended March 31, 2003 and 2002, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2003 and 2002 is summarized as follows:


                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          -----------    -----------
                                                              2003           2002
Net income                                                $ 2,355,237    $ 1,928,656
  Other compreshensive income (loss):
    Net unrealized holding gains (losses) on
       investments in debt and equity securities
       available-for-sale, net of taxes                        55,241       (448,266)
    Adjustment for net securities gains realized in net
       income, net of applicable income taxes                 (35,135)            --
                                                          -----------    -----------
    Total other comprehensive (loss) income                    20,106       (448,266)
                                                          -----------    -----------
Comprehensive income                                      $ 2,375,343    $ 1,480,390
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

                                                                MARCH 31, 2003
                                                     CITIZENS
                                   THE EXCHANGE     UNION STATE         OSAGE
                                   NATIONAL BANK      BANK AND       VALLEY BANK
                                   OF JEFFERSON       TRUST OF            OF           CORPORATE
                                       CITY           CLINTON           WARSAW         AND OTHER           TOTAL
                                   ------------     ------------     ------------     ------------      ------------
Balance sheet information:
   Loans, net of allowance
     for loan losses               $330,786,310     $129,793,422     $ 40,350,861     $         --      $500,930,593
   Debt and equity securities       101,974,881       48,691,909       29,171,868               --       179,838,658
   Goodwill                           4,382,098       14,912,760        4,112,876               --        23,407,734
   Intangible assets                         --          692,970               --           87,500           780,470
   Total assets                     478,319,349      248,624,453       82,687,299         (478,273)      809,152,828
   Deposits                         349,183,780      194,254,935       67,894,030       (6,628,654)      604,704,091
   Stockholders' equity              49,792,223       35,986,257       10,211,333      (11,327,985)       84,661,828
                                   ============     ============     ============     ============      ============

                                                              DECEMBER 31, 2002
                                                     CITIZENS
                                   THE EXCHANGE     UNION STATE         OSAGE
                                   NATIONAL BANK      BANK AND       VALLEY BANK
                                   OF JEFFERSON       TRUST OF            OF           CORPORATE
                                       CITY           CLINTON           WARSAW         AND OTHER           TOTAL
                                   ------------     ------------     ------------     ------------      ------------
Balance sheet information:
   Loans, net of allowance
     for loan losses               $316,680,812     $123,679,641     $ 39,082,737     $         --      $479,443,190
   Debt and equity securities       102,210,874       55,259,879       29,253,609               --       186,724,362
   Goodwill                           4,382,098       14,912,760        4,112,876               --        23,407,734
   Intangible assets                         --          730,140               --          125,000           855,140
   Total assets                     472,806,720      240,869,039       81,209,370         (467,217)      794,417,912
   Deposits                         344,375,565      187,796,880       66,553,127       (7,534,920)      591,190,652
   Stockholders' equity              48,956,217       35,513,162        9,979,001      (11,621,260)       82,827,120
                                   ============     ============     ============     ============      ============

                                                     THREE MONTHS ENDED MARCH 31, 2003
                                                    CITIZENS
                                 THE EXCHANGE     UNION STATE         OSAGE
                                 NATIONAL BANK      BANK AND       VALLEY BANK
                                 OF JEFFERSON       TRUST OF            OF           CORPORATE
                                     CITY           CLINTON           WARSAW         AND OTHER           TOTAL
                                 ------------     ------------     ------------     ------------      ------------
Statement of earnings:
   Total interest income         $  5,566,926     $  2,831,730     $  1,032,991     $         --      $  9,431,647
   Total interest expense           1,821,744          910,153          428,747          121,831         3,282,475
                                 ------------     ------------     ------------     ------------      ------------
   Net interest income              3,745,182        1,921,577          604,244         (121,831)        6,149,172
   Provision for loan losses          150,000           75,000           10,500               --           235,500
   Noninterest income               1,576,134          334,044           82,849          (21,024)        1,972,003
   Noninterest expense              2,722,923        1,306,870          384,662           85,885         4,500,340
   Income taxes                       775,100          253,632           79,166          (77,800)        1,030,098
                                 ------------     ------------     ------------     ------------      ------------
   Net income (loss)             $  1,673,293     $    620,119     $    212,765     $   (150,940)     $  2,355,237
                                 ============     ============     ============     ============      ============

                                                     THREE MONTHS ENDED MARCH 31, 2002
                                                    CITIZENS
                                 THE EXCHANGE     UNION STATE         OSAGE
                                 NATIONAL BANK      BANK AND       VALLEY BANK
                                 OF JEFFERSON       TRUST OF            OF           CORPORATE
                                     CITY           CLINTON           WARSAW         AND OTHER           TOTAL
                                 ------------     ------------     ------------     ------------      ------------
Statement of earnings:
   Total interest income         $  6,152,237     $  3,025,081     $  1,116,010     $         --      $ 10,293,328
   Total interest expense           2,360,702        1,262,455          500,221          265,020         4,388,398
                                 ------------     ------------     ------------     ------------      ------------
   Net interest income              3,791,535        1,762,626          615,789         (265,020)        5,904,930
   Provision for loan losses          150,000           75,000            9,000               --           234,000
   Noninterest income                 965,399          283,580           55,621               --         1,304,600
   Noninterest expense              2,470,097        1,283,319          343,340          123,954         4,220,710
   Income taxes                       671,150          189,791           97,523         (132,300)          826,164
                                 ------------     ------------     ------------     ------------      ------------
   Net income (loss)             $  1,465,687     $    498,096     $    221,547     $   (256,674)     $  1,928,656
                                 ============     ============     ============     ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

      Net income for the three months ended March 31, 2003 of $2,355,000 increased $426,000 when compared to the first quarter of 2002. Diluted earnings per common share for the first quarter of 2003 of $0.84 increased 16 cents or 23.5% when compared to the first quarter of 2002.

      The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

     (DOLLARS EXPRESSED IN THOUSANDS)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                      2003         2002
                                                    --------     --------
      Interest income                               $  9,431     $ 10,293
      Fully taxable equivalent (FTE) adjustment          185          209
                                                    --------     --------
      Interest income (FTE basis)                      9,616       10,502
      Interest expense                                 3,282        4,388
                                                    --------     --------
      Net interest income (FTE basis)                  6,334        6,114
      Provision for loan losses                          236          234
                                                    --------     --------
      Net interest income after provision for
        loan losses (FTE basis)                        6,098        5,880
      Noninterest income                               1,972        1,305
      Noninterest expense                              4,500        4,221
                                                    --------     --------
      Earning before income taxes (FTE basis)          3,570        2,964
                                                    --------     --------
      Income taxes                                     1,030          826
      FTE adjustment                                     185          209
                                                    --------     --------
      Income taxes (FTE basis)                         1,215        1,035
                                                    --------     --------
      Net Income                                    $  2,355     $  1,929
                                                    ========     ========

      Net interest income on a fully taxable equivalent basis increased $220,000 or 3.6% to $6,334,000 or 3.53% of average earning assets for the first quarter of 2003 compared to $6,114,000 or 3.54% of average earning assets for the same period of 2002. The provision for loan losses for the three months ended March 31, 2003 was $236,000 compared to $234,000 for the same period of 2002.

      Noninterest income and noninterest expense for the three-month periods ended March 31, 2003 and 2002 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                          THREE MONTHS ENDED
                                               MARCH 31,         INCREASE (DECREASE)
                                          ------------------     --------------------
NONINTEREST INCOME                          2003       2002      AMOUNT          %
                                          -------     ------     ------       -------
  Service charges on deposit accounts      $  621     $  610     $   11          1.8%
  Trust department income                     334        121        213        176.0
  Brokerage income                             13          3         10        333.3
  Mortgage loan servicing fees                113        102         11         10.8
  Net gains on sale of debt securities         53         --         53        100.0
  Gain on sale of mortgage loans              691        298        393        131.9
  Credit card fees                             38         35          3          8.6
  Other                                       109        136        (27)       (19.9)
                                           ------     ------     ------
                                           $1,972     $1,305        667         51.1%
                                           ======     ======     ======
NONINTEREST EXPENSE
  Salaries and employee benefits            2,455      2,303     $  152          6.6%
  Occupancy expense                           261        256          5          2.0
  Furniture and equipment expense             526        433         93         21.5
  FDIC insurance assessment                    24         29         (5)       (17.2)
  Advertising and promotion                   132         89         43         48.3
  Postage, printing and supplies              206        202          4          2.0
  Legal, examination, and                                            --
    professional fees                         180        220        (40)       (18.2)
  Credit card expenses                         23         23         --           --
  Credit investigation and loan                                      --
    collection expenses                        24         29         (5)       (17.2)
  Amortization of intangible assets            75         75         --           --
  Other                                       594        562         32          5.7
                                           ------     ------     ------
                                           $4,500     $4,221     $  279          6.6%
                                           ======     ======     ======

      Noninterest income increased $667,000 or 51.1% to $1,972,000 for the first quarter of 2003 compared to $1,305,000 for the same period of 2002. Trust department income increased $213,000 or 176.0% due primarily to the collection of distribution fees on two large trusts. Brokerage income increased $10,000 or 333.3% due to increased sales volumes in 2003. Our Company recognized net gains of $53,000 from the sale of debt securities during the first quarter of 2003. Gain on sales of mortgage loans increased $393,000 or 131.9% due to an increase in volume of loans originated and sold to the secondary market from approximately $22,472,000 in the first quarter of 2002 to approximately $30,973,000 for the first quarter of 2003. The $27,000 or 19.1% decrease in other noninterest income reflects the 2002 receipt of funds from the demutualization of an insurance vendor that our Company had previously used for services.

      Noninterest expense increased $279,000 or 6.6% to $4,500,000 for the first quarter of 2003 compared to $4,221,000 for the first quarter of 2002. Salaries and benefits increased $152,000 or 6.6%. This increase is due to normal salary increases and higher health insurance premiums. The $93,000 or 21.5% increase in furniture and equipment expense is primarily the result of increased depreciation and amortization expense for equipment and software purchased during our Company's core data processing conversion during 2002 as well as furnishings purchased for a new branch. The $43,000 or 48.3% increase in advertising and promotion reflects initial startup costs with a new advertising agency and the cost of a marketing survey. The $40,000 or 18.2% decrease in legal and professional fees reflects consulting fees paid in 2002 for project management related to a core data processing conversion project at the three banks. The $32,000 or 5.7% increase in other noninterest expense represents losses recorded on low income housing partnerships that our Company participates in with other financial institutions.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 30.4% for the first quarter of 2003 compared to 30.0% for the first quarter of 2002.

NET INTEREST INCOME

      Fully taxable equivalent net interest income decreased $220,000 or 3.6% for the three-month period ended March 31, 2003 compared to the same period in 2002.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2003 and 2002.

(DOLLARS EXPRESSED IN THOUSANDS)

                                          THREE MONTHS ENDED                        THREE MONTHS ENDED
                                             MARCH 31, 2003                            MARCH 31, 2002
                               -----------------------------------------   -----------------------------------------
                                                Interest        Rate                        Interest        Rate
                                 Average        Income/       Earned/        Average        Income/       Earned/
                                 Balance       Expense(1)     Paid(1)        Balance       Expense(1)     Paid(1)
                               ------------   ------------  ------------   ------------   ------------  ------------
ASSETS
Loans:(2)
    Commercial                 $    153,112   $      2,269          6.01%  $    139,291   $      2,266          6.60%
    Real estate                     299,613          4,563          6.18        280,661          4,905          7.09
    Consumer                         43,955            874          8.06         44,652            970          8.81
Investment securities:(3)
    U.S Treasury and
    U.S. Gov't Agencies             143,653          1,143          3.23        136,370          1,394          4.15
    State and municpal               34,257            588          6.96         38,669            666          6.98
    Other                             5,414             49          3.67          4,959             52          4.25
Federal funds sold                   41,926            114          1.10         53,604            231          1.75
Interest-bearing deposits             5,673             16          1.14          2,359             18          3.09
                               ------------   ------------                 ------------   ------------
Total interest earning assets       727,603          9,616          5.36        700,565         10,502          6.08
All other assets                     71,512                                      70,724
Allowance for loan losses            (7,235)                                     (6,736)
                               ------------                                ------------
Total assets                   $    791,880                                $    764,553
                               ============                                ============

Continued on next page

                                           THREE MONTHS ENDED                        THREE MONTHS ENDED
                                             MARCH 31, 2003                             MARCH 31, 2002
                               -----------------------------------------   ----------------------------------------
                                                Interest        Rate                       Interest        Rate
                                 Average         Income/       Earned/       Average        Income/       Earned/
                                 Balance        Expense(1)     Paid(1)       Balance      Expense(1)      Paid(1)
                               ------------   ------------  ------------   ------------  ------------  ------------
LIABILITIES AND
    STOCKHOLDERS'
    EQUITY
NOW accounts                   $     94,983   $        182          0.78%  $     89,244  $        241          1.10%
Savings                              51,232            105          0.83         48,994           128          1.06
Money market                         63,517            152          0.97         61,318           212          1.40
Deposits of $100,000
    and over                         68,086            446          2.66         45,557           443          3.94
Other time deposits                 240,717          1,787          3.01        254,721         2,520          4.01
                               ------------   ------------                 ------------  ------------
    Total time deposits             518,535          2,672          2.09        499,834         3,544          2.88
Federal funds purchased
    and securities sold under
    agreements to repurchase         68,241            177          1.05         63,314           257          1.65
Interest-bearing demand
    notes to US Treasury                468              1          0.87          1,008             4          1.61
Other borrowed money                 40,769            432          4.30         42,893           583          5.51
                               ------------   ------------                 ------------  ------------
Total interest-bearing
    liabilities                     628,013          3,282          2.12        607,049         4,388          2.93
                                              ------------                               ------------
Demand deposits                      71,772                                      66,789
Other liabilities                     7,895                                      11,455
                               ------------                                ------------
Total liabilities                   707,680                                     685,293
Stockholders' equity                 84,200                                      79,260
                               ------------                                ------------
    Total liabilities and
      Stockholders' equity     $    791,880                                     764,553
                               ============                                ============

    Net interest income                       $      6,334                               $      6,114
                                              ============                               ============
    Net interest margin(4)                                          3.53%                                      3.54%
                                                                    ====                                       ====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $185,000 in 2003 and $209,000 in 2002.

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

     (DOLLARS EXPRESSED IN THOUSANDS)

                                 THREE MONTHS ENDED MARCH 31, 2003
                                            COMPARED TO
                                 THREE MONTHS ENDED MARCH 31, 2002
                                 ---------------------------------
                                                 CHANGE DUE TO
                                 TOTAL       ----------------------
                                 CHANGE       VOLUME         RATE
                                --------     --------      --------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: (1)
   Commercial                   $      3          215          (212)
   Real estate (2)                  (342)         316          (658)
   Consumer                          (96)         (15)          (81)
Investment securities:
   U.S Treasury and U.S.
     Governement agencies           (251)          71          (322)
   State and municipal (2)           (78)         (76)           (2)
   Other                              (3)           5            (8)
Federal funds sold                  (117)         (43)          (74)
Interest-bearing deposits             (2)          14           (16)
                                --------     --------      --------
    Total interest income           (886)         487        (1,373)

INTEREST EXPENSE:
NOW accounts                         (59)          14           (73)
Savings                              (23)           6           (29)
Money market                         (60)           8           (68)
Deposits of $100,000 and over          3          176          (173)
Other time deposits                 (733)        (133)         (600)
Federal funds purchased and
  securities sold under
  agreements to repurchase           (80)          19           (99)
Interest-bearing demand notes
  of U.S. Treasury                    (3)          (1)           (2)
Other borrowed money                (151)         (28)         (123)
                                --------     --------      --------
    Total interest expense        (1,106)          61        (1,167)
                                --------     --------      --------
NET INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS        $    220          426          (206)
                                ========     ========      ========

(1)   Non-accruing loans are included in the average amounts outstanding.

(2) Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $185,000 in 2003 and $209,000 in 2002.

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

      The allowance for loan losses was increased by net loan recoveries of $13,000 for the first quarter of 2003 compared to net charge-offs of $57,000 for the first quarter of 2002. The allowance for loan losses was increased by a provision charged to expense of $236,000 for the first quarter of 2003 compared to $234,000 for the first quarter of 2002.

      The balance of the allowance for loan losses was $7,369,000 at March 31, 2003 compared to $7,121,000 at December 31, 2002 and $6,850,000 at March 31,
2002. The allowance for loan losses as a percent of outstanding loans was 1.45% at March 31, 2003 compared to 1.46% at December 31, 2002 and 1.47% at March 31, 2002.

                               FINANCIAL CONDITION

      Total assets increased $14,735,000 or 1.9% to $809,153,000 at March 31, 2003 compared to $794,418,000 at December 31, 2002. Total liabilities increased $12,900,000 or 1.8% to $724,491,000. Stockholders' equity increased $1,835,000 or 2.2% to $84,662,000.

      Loans increased $21,736,000 or 4.5% to $508,300,000 at March 31, 2003
compared to $486,564,000 at December 31, 2002. Commercial loans increased $10,164,000; real estate construction loans increased $1,506,000; real estate mortgage loans increased $12,687,000; and consumer loans decreased $2,621,000. The increases in commercial, real estate construction and real estate mortgage loans reflects the continuing strong loan demand that our Company is experiencing in its market areas. The increase in commercial loans represents a broad variety of loans. The increase in real estate mortgage loans primarily reflects commercial real estate loans. The decrease in consumer loans is reflective of lower rates in the markets that our Company is unwilling to match, primarily in the area of automobile financing.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $3,017,000 or 0.59% of total loans at March 31, 2003 compared to $3,009,000 or 0.62% of total loans at December 31, 2002. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                           MARCH 31, 2003            DECEMBER 31, 2002
                                      ------------------------   ------------------------
                                                      % OF                       % OF
                                        BALANCE    GROSS LOANS     BALANCE    GROSS LOANS
                                      -----------  -----------   -----------  -----------
Nonaccrual loans:
    Commercial                        $     1,292         0.25%  $     1,179         0.24%
    Real estate:
      Construction                             18           --            69         0.01
      Mortgage                              1,115         0.22         1,152         0.24
    Consumer                                   68         0.01            81         0.02
                                      -----------  -----------   -----------  -----------
                                            2,493         0.48         2,481         0.51
                                      -----------  -----------   -----------  -----------
Loans contractually past-due 90 days
  or more and still accruing:
    Commercial                                141         0.03            85         0.02
    Real estate:
      Construction                             --           --           169         0.03
      Mortgage                                361         0.07           254         0.05
    Consumer                                   22         0.01            20         0.01
                                      -----------  -----------   -----------  -----------
                                              524         0.11           528         0.11
                                      -----------  -----------   -----------  -----------

      Restructured loans                       --           --            --           --
                                      -----------  -----------   -----------  -----------
      Total nonperforming loans             3,017         0.59%        3,009         0.62%
                                                   ===========                ===========

      Other real estate                       241                        116
      Repossessions                            54                        115
                                      -----------                -----------
      Total noperforming assets       $     3,312                $     3,240
                                      ===========                ===========

      The allowance for loan losses was 244.25% of nonperforming loans at March 31, 2003 compared to 236.66% of nonperforming loans at December 31, 2002.

      It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 2003 and 2002, which would have been recorded under the original terms of those loans, was approximately $98,000 and $171,000 for the three months ended March 31, 2003 and 2002, respectively. Approximately $13,000 and $9,000 was actually recorded as interest income on such loans for the three months ended March 31, 2003 and 2002, respectively.

      A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $10,105,000 and $9,137,000 at March 31, 2003 and December 31, 2002, respectively, which are not included in the nonaccrual table above but are considered by management to be "impaired". The $10,105,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $1,000 to approximately $2,457,000. The average balance of nonaccrual and other "impaired" loans for the first three months of 2003 was approximately $11,763,000. At March 31, 2003 the portion of the allowance for loan losses allocated to impaired loans was $1,799,000 compared to $1,352,000 at December 31, 2002.

      As of March 31, 2003 and December 31, 2002 approximately $3,489,000 and $2,697,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

      Investment in debt and equity securities classified as available-for-sale decreased $6,885,000 or 3.7% to $179,839,000 at March 31, 2003 compared to
$186,724,000 at December 31, 2002. Investments classified as available-for-sale are carried at fair value. During 2003 the market valuation account was increased $31,000 to $3,507,000 to reflect the fair value of available-for-sale investments at March 31, 2003 and the net after tax decrease resulting from the change in the market valuation adjustment of $20,000 decreased the stockholders' equity component to $2,315,000 at March 31, 2003.

      At December 31, 2002 the market valuation account for the available-for-sale investments of $3,476,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $2,294,000 was reflected as a separate positive component of stockholders' equity.

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $420,000 or 0.5% to $77,831,000 at March 31, 2003 compared to $77,411,000 at December 31, 2002.

      Premises and equipment decreased $356,000 or 2.1% to $16,230,000 at March 31, 2003 compared to $16,586,000 at December 31, 2002. The decrease reflects depreciation expense of $425,000 and dispositions of premises and equipment of $1,000 offset by purchases of premises and equipment of $70,000.

      Total deposits increased $13,513,000 or 2.3% to $604,704,000 at March 31, 2003 compared to $591,191,000 at December 31, 2002. This increase primarily reflects increased public funds as well as approximately $3,500,000 of brokered time deposits.

      Federal funds purchased and securities sold under agreements to repurchase increased $2,148,000 or 3.2% to $69,508,000 at March 31, 2003 compared to
$67,359,000 at December 31, 2002. This increase is due primarily to higher levels of public fund balances at March 31, 2003.

      The increase in stockholders' equity reflects net income of $2,355,000 less dividends declared of $556,000 and $20,000 change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

      No material changes in our Company's liquidity or capital resources have occurred since December 31, 2002.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, our Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). At the date of adoption, our Company had unamortized goodwill of $23,408,000, core deposit intangibles of $879,000,consulting/noncompete agreements of $275,000, and mortgage servicing rights of $1,134,000, all of which were subject to the transition provisions of SFAS 142. Under SFAS 142, our Company will continue to amortize, on an accelerated basis, its core deposit intangibles associated with the purchase of Citizens Union State Bank and Trust. Consulting/noncompete agreements will continue to amortize on a straight-line basis. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following our Company's existing methods of measuring and recording impairment losses. Our Company has completed the transitional goodwill impairment test required under SFAS 142 to determine the potential impact, if any, on the consolidated financial statements. Our Company does not believe the results of the transitional goodwill impairment testing identified any impairment losses.

      The gross carrying amount and accumulated amortization of our Company's amortized intangible assets for the periods ended March 31, 2003 and December 31, 2002 are as follows:

                                                March 31, 2003                       December 31, 2002
                                      ---------------------------------     ---------------------------------
                                      Gross Carrying       Accumulated      Gross Carrying       Accumulated
                                           Amount          Amortization         Amount           Amortization
                                      --------------       ------------     --------------       ------------
Amortized intangible asset:
  Core deposit intangible               $ 1,800,000         (1,107,030)         1,800,000         (1,069,860)
  Consulting/Noncompete agreements          900,000           (812,500)           900,000           (775,000)
                                        -----------         ----------         ----------         ----------
                                        $ 2,700,000         (1,919,530)         2,700,000         (1,844,860)
                                        ===========         ==========         ==========         ==========

      The aggregate amortization expense of intangible assets subject to amortization for the three months periods ended March 31, 2003 and 2002 is as follows:

                                           Three Months Ended
                                       March 31,         March 31,
                                         2003              2002
                                      ----------        ----------
Aggregate amortization expense        $   74,670            74,670
                                      ==========        ==========

      The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
         For year ended 2003              $ 273,680
         For year ended 2004                148,680
         For year ended 2005                148,680
         For year ended 2006                148,680
         For year ended 2007                135,420

      Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a straight line basis over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                 Three Months Ended
                                                       March 31,
                                            ------------------------------
                                                2003               2002
                                            -----------         ----------
Balance, beginning of period                $ 1,515,848          1,134,234
Originated mortgage servicing rights            325,912            180,028
Amortization                                    (99,287)           (59,226)
                                            -----------         ----------
Balance, end of period                      $ 1,742,473          1,255,036
                                            ===========         ==========

The estimated amortization expense for the next five years is as follows:

         Estimated amortization expense:
                  For year ended 2003              $ 375,800
                  For year ended 2004                334,300
                  For year ended 2005                333,100
                  For year ended 2006                329,200
                  For year ended 2007                329,200

      Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended March 31, 2003 and December 31, 2002 is summarized as follows:

                                     The Exchange          Citizens Union
                                     National Bank         State Bank and            Osage
                                     of Jefferson             Trust of            Valley Bank
                                         City                  Clinton             of Warsaw            Total
                                    ---------------        ---------------        -----------        -----------
Goodwill associated with the
  purchase of subsidiaries          $     4,382,098             14,912,760          4,112,876         23,407,734
                                    ===============        ===============        ===========        ===========

      In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 on January 1, 2003 did not have a material effect on our Company's consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB interpretation No. 34. This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.

      Historically, the guarantor has not recorded guarantees until it was probable that a payment would be required under the guarantee. The new accounting requirements now require a guarantor to record a liability at its fair value at the time the guarantee is made. Certain guarantees are subject to the disclosure requirements of FIN 45, but not its recognition provisions. These guarantees include, but are limited to, guarantees treated as derivatives under SFAS 133, guarantees that are considered contingent consideration in a business combination, and guarantees issued between parent corporations and their subsidiaries or between entities under common control. The new disclosure requirements require a guarantor to disclose the following about each guarantee: the overall details of the guarantee, the maximum potential amount of future payments that could be required, the carrying amount of the guarantor's obligation under the guarantee, the fair value of the liability included in the statement of financial position, and the nature and extent of recourse provisions and collateral related to the guarantee and the extent of any potential amounts that the guarantor may recover from third parties as a result of payments made under the guarantee.

      The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and did not have a material effect on our Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have implemented the requirements of FASB Interpretation No. 45 and determined they did not have a material effect on our Company's consolidated financial statements other than the additional disclosure requirements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, (SFAS 148). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this Statement are applied prospectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At March 31, 2003, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 6% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 9% at December 31, 2002.

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

      There were no significant changes in our Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities                                              None

Item 3.  Defaults Upon Senior Securities                                    None

Item 4.  Submission of Matters to a Vote of Security Holders                None

Item 5.  Other Information                                                  None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.           Description
-----------           -----------

   3.1 Articles of Incorporation of Bancshares (filed as Exhibit 3(a) to Bancshares's Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

   3.2 Bylaws of Bancshares (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 0-23636) and incorporated herein by reference).

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

   99.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

No reports were filed on Form 8-K for the three-month period ended March 31, 2003, except for a report on Form 8-K filed with the SEC on March 19, 2003 to report the certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXCHANGE NATIONAL BANCSHARES, INC.


        Date                  By /s/ James E. Smith
                              -----------------------------------

   May 14, 2003               James E. Smith, Chairman of the Board
                               and Chief Executive Officer (Principal
                               Executive Officer)


                              By /s/ Richard G. Rose

                              ------------------------------------
   May 14, 2003               Richard G. Rose, Treasurer (Principal Financial
                               Officer and Principal Accounting Officer)

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


Date: May 14, 2003                          /s/ James E. Smith
                                            -----------------------
                                            James E. Smith
                                            Chairman of the Board and Chief
                                            Executive Officer

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


Date: May 14, 2003                          /s/ Richard G. Rose
                                            ---------------------
                                            Richard G. Rose
                                            Treasurer

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                            March 31, 2003 Form 10-Q

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

   99.1               Certificate of the Chief Executive Officer of the Company
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.          31

   99.2               Certificate of the Chief Financial Officer of the Company
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002           32

**    Incorporated by reference.