Form 10-Q
period 2003-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2003-08-14
CIK 893847

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

      As of August 13, 2003, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.


                               Page 1 of 41 pages
                      Index to Exhibits located on page 37

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     JUNE 30,       DECEMBER 31,
                                                       2003             2002
                                                   ------------     ------------
ASSETS
Loans:
  Commercial                                       $194,107,453     $147,850,348
  Real estate -- construction                        49,337,340       41,437,000
  Real estate -- mortgage                           268,334,878      250,318,539
  Consumer                                           43,677,909       46,958,417
                                                   ------------     ------------
                                                    555,457,580      486,564,304
  Less allowance for loan losses                      7,819,487        7,121,114
                                                   ------------     ------------
      Loans, net                                    547,638,093      479,443,190
                                                   ------------     ------------
Investment in debt and equity securities:
  Available-for-sale, at fair value                 186,936,219      186,724,362

Federal funds sold                                   33,697,090       49,669,213
Cash and due from banks                              28,995,808       27,742,030
Premises and equipment                               17,772,460       16,586,332
Accrued interest receivable                           5,474,891        5,539,661
Goodwill                                             25,183,673       23,407,734
Intangible assets                                     1,170,800          855,140
Other assets                                          3,540,946        4,450,250
                                                   ------------     ------------
                                                   $850,409,980     $794,417,912
                                                   ============     ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2003              2002
                                                               -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                $  83,885,714        77,474,471
Time deposits                                                    562,335,555       513,716,181
                                                               -------------     -------------
      Total deposits                                             646,221,269       591,190,652

Federal funds purchased and
  securities sold under agreements to repurchase                  65,812,859        67,359,199
Interest-bearing demand notes to U.S. Treasury                     3,018,988         3,061,503
Other borrowed money                                              41,409,983        41,795,016
Accrued interest payable                                           1,824,986         1,984,745
Other liabilities                                                  5,780,664         6,199,677
                                                               -------------     -------------
      Total liabilities                                          764,068,749       711,590,792
                                                               -------------     -------------
Stockholders' equity:/1/
  Common Stock - $1 par value; 15,000,000 shares
    authorized; 4,298,353 shares issued                            4,298,353         4,298,353
  Surplus                                                         21,999,701        21,983,467
  Retained earnings                                               60,022,010        56,930,519
  Accumulated other comprehensive income                           2,673,690         2,294,471
  Treasury stock, 125,506 and
    130,020, shares respectively at cost                          (2,652,523)       (2,679,690)
                                                               -------------     -------------
      Total stockholders' equity                                  86,341,231        82,827,120
                                                               -------------     -------------
                                                               $ 850,409,980     $ 794,417,912
                                                               =============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

/1/ Adjusted to give retroactive effect of three for two stock dividend paid on July 15, 2003.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                   -------------------------    --------------------------
                                     2003           2002           2003           2002
                                   ----------    -----------    -----------    -----------
Interest income                    $9,552,528    $10,213,633    $18,984,175    $20,506,961

Interest expense                    3,253,036      4,174,159      6,535,511      8,562,559
                                   ----------    -----------    -----------    -----------
Net interest income                 6,299,492      6,039,474     12,448,664     11,944,402

Provision for loan losses             235,500        234,000        471,000        468,000
                                   ----------    -----------    -----------    -----------
Net interest income after
  provision for loan losses         6,063,992      5,805,474     11,977,664     11,476,402

Noninterest income                  1,465,175      1,354,537      3,437,178      2,659,137

Noninterest expense                 4,584,194      4,400,313      9,084,534      8,621,021
                                   ----------    -----------    -----------    -----------
Income before income taxes          2,944,973      2,759,698      6,330,308      5,514,518

Income taxes                          902,353        761,904      1,932,451      1,588,068
                                   ----------    -----------    -----------    -----------
Net income                         $2,042,620    $ 1,997,794    $ 4,397,857    $ 3,926,450
                                   ==========    ===========    ===========    ===========

Basic earnings per share /1/       $     0.49    $      0.47    $      1.05    $      0.92
                                   ==========    ===========    ===========    ===========
Diluted earnings per share /1/     $     0.49    $      0.47    $      1.05    $      0.92
                                   ==========    ===========    ===========    ===========

Weighted average shares of
   common stock outstanding /1/
      Basic                         4,169,681      4,251,170      4,169,011      4,251,170
      Diluted                       4,209,858      4,263,696      4,201,890      4,260,027

Dividends per share: /1/
   Declared                        $     0.18    $      0.13    $      0.31    $      0.26
                                   ==========    ===========    ===========    ===========
   Paid                            $     0.13    $      0.13    $      0.27    $      0.25
                                   ==========    ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

/1/ Adjusted to give retroactive effect of three for two stock dividend paid on July 15, 2003.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                     -----------------------------
                                                          2003            2002
                                                     -------------     -----------
Cash flows from operating activities:
  Net income                                         $   4,397,857       3,926,450
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                              471,000         468,000
    Depreciation expense                                   851,666         583,303
    Net amortization of debt securities
     premiums and discounts                                646,362         455,429
    Amortization of intangible assets                      149,340         149,340
    Decrease (increase) in accrued
     interest receivable                                   171,769        (103,157)
    Decrease (increase) in other assets                    573,889        (152,223)
    Decrease in accrued interest payable                  (221,585)       (755,888)
   (Decrease) increase in other liabilities               (559,663)        120,810
    Gain on sale of securities, net                        (53,235)       (133,226)
    Origination of mortgage loans for sale             (75,180,679)    (35,791,194)
    Proceeds from the sale of mortgage loans
     held for sale                                      76,791,207      36,262,165
    Gain on sale of mortgage loans                      (1,610,528)       (470,917)
   (Gain) loss on dispositions of premises
     and equipment                                          (3,921)          3,417
    Other, net                                            (179,940)         15,150
                                                     -------------     -----------
     Net cash provided by operating activities           6,243,539       4,577,405
                                                     -------------     -----------
Cash flows from investing activities:
  Net increase in loans                                (41,467,211)    (11,275,778)
  Purchases of available-for-sale debt securities     (123,355,972)    (52,207,429)
  Proceeds from sales of available-for-sale
   debt securities                                       1,553,235       9,382,396
  Proceeds from maturities of available-for-sale
   debt securities                                      83,832,326      19,971,847
  Proceeds from calls of available-for-sale
   debt securities                                      37,740,000      17,190,000
  Purchases of premises and equipment                     (225,352)     (2,106,571)
  Proceeds from dispositions of premises
   and equipment                                             5,000          16,000
  Proceeds from sales of other real estate
   owned and repossessions                                 504,799         294,631
  Purchase of subsidiaries, net of cash and
   cash equivalents acquired                              (786,017)             --
                                                     -------------     -----------

     Net cash used in investing activities             (42,199,192)    (18,734,904)
                                                     -------------     -----------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                   -----------------------------
                                                       2003             2002
                                                   ------------     ------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits          2,847,125       (5,794,595)
  Net increase (decrease) in interest-bearing
   transaction accounts                               6,297,780       (2,332,848)
  Net increase in time deposits                      15,149,315        7,082,379
  Net (decrease) increase in federal funds
   purchased and securities sold under
   agreements to repurchase                          (1,546,340)       2,847,040
  Net (decrease) increase in interest-bearing
   demand notes to U.S. Treasury                        (42,515)         316,010
  Proceed from Federal Home Loan Bank
   Borrowings                                         1,000,000               --
  Repayment of Federal Home Loan Bank
   borrowings                                          (385,033)        (568,304)
  Repayment of other borrowed money                  (1,000,000)        (500,000)
  Cash dividends paid                                (1,111,275)      (1,105,317)
  Proceeds from sale of treasury stock                   28,251               --
                                                   ------------     ------------
     Net cash provided by (used in)
       financing activities                          21,237,308          (55,635)
                                                   ------------     ------------
Net decrease in cash and
 cash equivalents                                   (14,718,345)     (14,213,134)

Cash and cash equivalents, beginning of period       77,411,243       85,609,147
                                                   ------------     ------------
Cash and cash equivalents, end of period           $ 62,692,898     $ 71,396,013
                                                   ============     ============

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                        $  6,695,270     $  9,318,447
   Income taxes                                       2,892,921        1,785,000

Supplemental schedule of noncash
  investing activities-
    Other real estate and repossessions
     acquired in settlement of loans                    416,169          205,718

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                     Six Months Ended June 30, 2003 and 2002

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

      On June 26, 2003 our Company acquired Trustcorp Financial, Inc.'s branch of Missouri State Bank in Springfield, Missouri. Our Company received approximately $28 million in loans, $31 million in deposits as well as the real estate and tangible assets of the branch. Total cost of the transaction was approximately $4 million and was financed with cash on hand. The transaction generated approximately $1,776,000 of goodwill, and $465,000 of core deposit intangibles which will be amortized on a straight-line basis over seven years. Upon completion of the transaction the branch was merged with and is operated as a branch of CUSB. The results of operations of the acquired branch has been included in the condensed consolidated financial statements since date of acquisition.

      The accompanying unaudited condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The accompanying unaudited condensed consolidated financial statements have been adjusted to give retroactive effect of a three for two stock dividend paid on July 15, 2003.

      It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2002 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2002 as Exhibit 13.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2003, consolidated statements of earnings for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

      The following table reflects, for the three-month and six-month periods ended June 30, 2003 and 2002, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                     -----------------------    ----------------------
                                        2003         2002         2003         2002
                                     ----------    ---------    ---------    ---------
Net income, basic and diluted        $2,042,620    1,997,794    4,397,857    3,926,450

Average shares outstanding            4,169,681    4,251,170    4,169,011    4,251,170

Effect of dilutive stock options         40,177       12,526       32,879        8,857

Average shares outstanding
 including dilutive stock options     4,209,858    4,263,696    4,201,890    4,260,027

   Net income per share, basic       $     0.49    $    0.47    $    1.05    $    0.92
   Net income per share, diluted     $     0.49    $    0.47    $    1.05    $    0.92

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

      The following table illustrates, for the three-month and six-month periods ended June 30, 20023 and 2002, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            JUNE 30,                            JUNE 30,
                                 -------------------------------     -------------------------------
                                      2003              2002              2003             2002
                                 -------------     -------------     -------------     -------------
Net income
  As reported                    $   2,042,620         1,997,794         4,397,857         3,926,450
  Deduct stock-based employee
    compensation expense
    determined under fair-
    value-based methods for
    all awards, net of tax             (22,887)          (15,277)          (45,775)          (30,555)
                                 -------------     -------------     -------------     -------------
Pro forma income                 $   2,019,733         1,982,517         4,352,082         3,895,895
                                 =============     =============     =============     =============

Pro forma earnings per share:

        As reported, basic               $0.49             $0.47             $1.05             $0.92
        Pro forma, basic                  0.48              0.47              1.04              0.92

        As reported diluted               0.49              0.47              1.05              0.92
        Pro forma, diluted                0.48              0.46              1.04              0.91

      For the three-month and six-month periods ended June 30, 2003 and 2002, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002 is summarized as follows:

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                       ------------------------     -------------------------
                                          2003          2002           2003           2002
                                       ----------    ----------     ----------     ----------
Net income                             $2,042,620     1,997,794      4,397,857      3,926,450
Other comprehensive income:
   Net unrealized holding
     gains on
     investments in debt
     and equity securities
     available-for-sale,
     net of taxes                         359,113       929,804        414,354        481,538
   Adjustment for net
     securities gains
     realized in net
     income, net of
     applicable income taxes                   --       (88,569)       (35,135)       (88,569)
                                       ----------    ----------     ----------     ----------
   Total other comprehensive income       359,113       841,235        379,219        392,969
                                       ----------    ----------     ----------     ----------
Comprehensive income                   $2,401,733     2,839,029      4,777,076      4,319,419
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

                                                                         JUNE 30, 2003
                                                                         -------------
                                     THE EXCHANGE      CITIZENS UNION       OSAGE
                                     NATIONAL BANK       STATE BANK       VALLEY BANK
                                     OF JEFFERSON       AND TRUST OF          OF            CORPORATE
                                         CITY             CLINTON           WARSAW          AND OTHER            TOTAL
                                     -------------     --------------     -----------      ------------       ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses                 $344,238,726      $162,544,869      $40,854,498                --       $547,638,093
   Debt and equity securities          100,281,547        54,338,946       32,315,726                --        186,936,219
   Goodwill                              4,382,098        16,688,699        4,112,876                --         25,183,673

   Intangible assets                            --         1,120,800               --            50,000          1,170,800

   Total assets                        485,558,584       281,250,545       84,093,598          (492,747)       850,409,980
   Deposits                            359,731,386       226,400,668       67,010,889        (6,921,674)       646,221,269
   Stockholders' equity                 50,423,434        36,495,988       10,655,696       (11,233,887)        86,341,231
                                      ============      ============      ===========      ============       ============

                                                                        DECEMBER 31, 2002
                                                                        -----------------
                                     THE EXCHANGE      CITIZENS UNION       OSAGE
                                     NATIONAL BANK       STATE BANK       VALLEY BANK
                                     OF JEFFERSON       AND TRUST OF          OF            CORPORATE
                                         CITY             CLINTON           WARSAW          AND OTHER            TOTAL
                                     -------------     --------------     -----------      ------------       ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses                 $316,680,812      $123,679,641      $39,082,737                --       $479,443,190
   Debt and equity securities          102,210,874        55,259,879       29,253,609                --        186,724,362

   Goodwill                              4,382,098        14,912,760        4,112,876                --         23,407,734

   Intangible assets                            --           730,140               --           125,000            855,140

   Total assets                        472,806,720       240,869,039       81,209,370          (467,217)       794,417,912

   Deposits                            344,375,565       187,796,880       66,553,127        (7,534,920)       591,190,652

   Stockholders' equity                 48,856,217        35,513,162        9,979,001       (11,621,260)        82,827,120
                                      ============      ============      ===========      ============       ============

                                                                THREE MONTHS ENDED JUNE 30, 2003
                                                                --------------------------------
                                     THE EXCHANGE      CITIZENS UNION       OSAGE
                                     NATIONAL BANK       STATE BANK       VALLEY BANK
                                     OF JEFFERSON       AND TRUST OF          OF            CORPORATE
                                         CITY             CLINTON           WARSAW          AND OTHER            TOTAL
                                     -------------     --------------     -----------      ------------       ------------

Statement of earnings
information:
   Total interest income              $  5,669,113      $  2,812,447      $ 1,070,968      $         --       $  9,552,528
   Total interest expense                1,808,536           895,893          420,770           127,837          3,253,036
                                      ------------      ------------      -----------      ------------       ------------
   Net interest income                   3,860,577         1,916,554          650,198          (127,837)         6,299,492

   Provision for loan losses               150,000            75,000           10,500                --            235,500

   Noninterest income                    1,084,317           310,393           88,002           (17,537)         1,465,175
   Noninterest expense                   2,740,081         1,323,627          387,688           132,798          4,584,194
   Income taxes                            653,000           248,671           95,282           (94,600)           902,353
                                      ------------      ------------      -----------      ------------       ------------
   Net income (loss)                     1,401,813           579,649          244,730          (183,572)         2,042,620
                                      ============      ============      ===========      ============       ============

                                                                THREE MONTHS ENDED JUNE 30, 2002
                                                                --------------------------------
                                     THE EXCHANGE      CITIZENS UNION       OSAGE
                                     NATIONAL BANK       STATE BANK       VALLEY BANK
                                     OF JEFFERSON       AND TRUST OF          OF            CORPORATE
                                         CITY             CLINTON           WARSAW          AND OTHER            TOTAL
                                     -------------     --------------     -----------      ------------       ------------
Statement of earnings
information:
   Total interest income              $  6,090,091      $  3,005,235      $ 1,118,307      $         --       $ 10,213,633
   Total interest expense                2,265,112         1,193,135          457,323           258,589          4,174,159
                                      ------------      ------------      -----------      ------------       ------------
   Net interest income                   3,824,979         1,812,100          660,984          (258,589)         6,039,474

   Provision for loan losses               150,000            75,000            9,000                --            234,000

   Noninterest income                      861,275           433,642           59,620                --          1,354,537
   Noninterest expense                   2,531,182         1,318,454          402,176           148,501          4,400,313
   Income taxes                            574,150           250,473           75,681          (138,400)           761,904
                                      ------------      ------------      -----------      ------------       ------------
   Net income (loss)                     1,430,922           601,815          233,747          (268,690)         1,997,794
                                      ============      ============      ===========      ============       ============

                                                                 SIX MONTHS ENDED JUNE 30, 2003
                                                                 ------------------------------
                                     THE EXCHANGE      CITIZENS UNION       OSAGE
                                     NATIONAL BANK       STATE BANK       VALLEY BANK
                                     OF JEFFERSON       AND TRUST OF          OF            CORPORATE
                                         CITY             CLINTON           WARSAW          AND OTHER            TOTAL
                                     -------------     --------------     -----------      ------------       ------------
Statement of earnings
information:
   Total interest income              $ 11,236,039      $  5,644,177      $ 2,103,959      $         --       $ 18,984,175
   Total interest expense                3,630,280         1,806,046          849,517           249,668          6,535,511
                                      ------------      ------------      -----------      ------------       ------------
   Net interest income                   7,605,759         3,838,131        1,254,442          (249,668)        12,448,664

   Provision for loan losses               300,000           150,000           21,000                --            471,000

   Noninterest income                    2,660,451           644,437          170,851           (38,561)         3,437,178
   Noninterest expense                   5,463,004         2,630,497          772,350           218,683          9,084,534
   Income taxes                          1,428,100           502,303          174,448          (172,400)         1,932,451
                                      ------------      ------------      -----------      ------------       ------------
   Net income (loss)                     3,075,106         1,199,768          457,495          (334,512)         4,397,857
                                      ============      ============      ===========      ============       ============

                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                                                 ------------------------------
                                     THE EXCHANGE      CITIZENS UNION       OSAGE
                                     NATIONAL BANK       STATE BANK       VALLEY BANK
                                     OF JEFFERSON       AND TRUST OF          OF            CORPORATE
                                         CITY             CLINTON           WARSAW          AND OTHER            TOTAL
                                     -------------     --------------     -----------      ------------       ------------
Statement of earnings
information:
   Total interest income              $ 12,242,328      $  6,030,316      $ 2,234,317      $         --       $ 20,506,961
   Total interest expense                4,625,814         2,455,590          957,544           523,611          8,562,559
                                      ------------      ------------      -----------      ------------       ------------
   Net interest income                   7,616,514         3,574,726        1,276,773          (523,611)        11,944,402

   Provision for loan losses               300,000           150,000           18,000                --            468,000

   Noninterest income                    1,826,674           717,222          115,241                --          2,659,137
   Noninterest expense                   5,001,279         2,601,773          745,516           272,453          8,621,021
   Income taxes                          1,245,300           440,264          173,204          (270,700)         1,588,068
                                      ------------      ------------      -----------      ------------       ------------
   Net income (loss)                     2,896,609         1,099,911          455,294          (525,364)         3,926,450
                                      ============      ============      ===========      ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

      Net income for the three months ended June 30, 2003 of $2,043,000 increased $45,000 when compared to the second quarter of 2002. Earnings per diluted share for the second quarter of 2003 of $0.49 increased 2 cents or 4.3% when compared to the second quarter of 2002. Net income for the six months ended June 30, 2003 of $4,398,000 increased $472,000 when compared to the first six months of 2002. Earnings per diluted share for the six months ended June 30, 2000 of $1.05 increased 13 cents or 14.1% when compared to the first six months of 2002.

      The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

      (DOLLARS EXPRESSED IN THOUSANDS)

                                                         THREE MONTHS            SIX MONTHS
                                                            ENDED                 ENDED
                                                           JUNE 30,               JUNE 30,
                                                     ------------------      ------------------
                                                      2003        2002        2003        2002
                                                     ------      ------      ------      ------
      Interest income                                $9,553      10,214      18,984      20,507
      Fully taxable equivalent (FTE) adjustment         161         199         348         408
                                                     ------      ------      ------      ------
      Interest income (FTE basis)                     9,714      10,413      19,332      20,915
      Interest expense                                3,253       4,174       6,535       8,563
                                                     ------      ------      ------      ------
      Net interest income (FTE basis)                 6,461       6,239      12,797      12,352

      Provision for loan losses                         236         234         471         468
                                                     ------      ------      ------      ------
      Net interest income after provision
         for loan losses (FTE basis)                  6,225       6,005      12,326      11,884
      Noninterest income                              1,465       1,354       3,437       2,659
      Noninterest expense                             4,584       4,400       9,085       8,621
                                                     ------      ------      ------      ------
      Earnings before income taxes
         (FTE basis)                                  3,106       2,959       6,678       5,922
                                                     ------      ------      ------      ------
      Income taxes                                      902         762       1,932       1,588
      FTE adjustment                                    161         199         348         408
                                                     ------      ------      ------      ------
      Income taxes (FTE basis)                        1,063         961       2,280       1,996
                                                     ------      ------      ------      ------
      Net income                                     $2,043       1,998       4,398       3,926
                                                     ======      ======      ======      ======

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

      Net interest income on a fully taxable equivalent basis increased $222,000 or 3.6% to $6,461,000 or 3.46% of average earning assets for the second quarter of 2003 compared to $6,239,000 or 3.53% of average earning assets for the same period of 2002. The provision for loan losses for the three months ended June 30, 2003 was $236,000 compared to $234,000 for the same period of 2002.

      Noninterest income and noninterest expense for the three months periods ended June 30, 2003 and 2002 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS
                                                  ENDED
                                                 JUNE 30,           INCREASE(DECREASE)
                                          ---------------------     ------------------
                                             2003        2002       AMOUNT         %
                                          ---------     -------     ------       -----
NONINTEREST INCOME
   Service charges on deposit accounts      $   686         657         29       4.4 %
   Trust department income                      143         106         37        34.9
   Brokerage income                              45          15         30       200.0
   Mortgage loan servicing fees                (485)        118       (603)     (411.0)
   Gain on sales of mortgage loans              919         173        746       431.2
   Net gains on sales of
     debt securities                             --         134       (134)     (100.0)
   Gain on disposition of premises
     and equipment                                5          --          5       100.0
   Credit card fees                              37          37         --          --
   Other                                        115         114          1         0.9
                                            -------       -----      -----       -----
                                            $ 1,465       1,354        111         8.2%
                                            =======       =====      =====       =====
NONINTEREST EXPENSE
   Salaries and employee benefits           $ 2,476       2,342        134         5.7%
   Occupancy expense, net                       268         277         (9)       (3.2)
   Furniture and equipment expense              536         369        167        45.3
   Loss on disposition of premises
     and equipment                               --           3         (3)     (100.0)
   FDIC insurance assessment                     24          25         (1)       (4.0)
   Advertising and promotion                    123         112         11         9.8
   Postage, printing, and supplies              180         216        (36)      (16.7)
   Legal, examination, and
      professional fees                         205         240        (35)      (14.6)
   Credit card expenses                          23          23         --          --
   Credit investigation and loan
      collection expenses                        34          34         --          --
   Amortization of intangible assets             75          75         --          --
   Other                                        640         684        (44)       (6.4)
                                            -------       -----      -----       -----
                                            $ 4,584       4,400        184         4.2%
                                            =======       =====      =====       =====

      Noninterest income increased $111,000 or 8.2% to $1,465,000 for the second quarter of 2003 compared to $1,354,000 for the same period of 2002. Mortgage loan servicing fees decreased $603,000 or 411.0% due to an impairment charge of $556,000 to our Company's mortgage servicing rights. Gains on sales of mortgage loans increased $746,000 or 431.2% due to an increase in volume of loans originated and sold to the secondary market from approximately $13,319,000 in the second quarter of 2002 to approximately $44,208,000 for the second quarter of 2003 as well as an increase in funding gains on sold loans. Our company had no gains or losses on sales of securities during the second quarter of 2003.

      Noninterest expense increased $184,000 or 4.2% to $4,584,000 for the second quarter of 2003 compared to $4,400,000 for the second quarter of 2002. Salaries and benefits increased $134,000 or 5.7%. This increase is due to normal salary increases and higher health insurance premiums. The $167,000 or 45.3% increase in furniture and equipment expense reflects higher depreciation expense related to purchases of core data processing hardware and software during the second half of the prior year. The $36,000 or 16.7% decrease in advertising and promotion is due to timing of expense payments. The $35,000 or 14.6% decrease in legal, examination, and professional fees reflects consulting fees paid in the prior year for services related to the Company's conversion to a single data processing system. The $44,000 or 6.4% decrease in other noninterest expense represents losses recorded in second quarter 2002 on low income housing partnerships that our Company participates in with other financial institutions. These losses were recorded during the first quarter of the current year. These losses are offset by tax credits received from the projects.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 30.6% for the second quarter of 2003 compared to 27.6% for the second quarter of 2002. The increase in the effective tax rate reflects a smaller amount of tax-exempt income in the current period.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

      Net interest income on a fully taxable equivalent basis increased $445,000 or 3.6% to $12,797,000 or 3.49% of average earning assets for the first six months of 2003 compared to $12,352,000 or 3.54% of average earning assets for the same period of 2002. The provision for loan losses for the six months ended June 30, 2003 was $471,000 compared to $468,000 for the same period of 2002.

      Noninterest income and noninterest expense for the six months periods ended June 30, 2003 and 2002 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                SIX MONTHS
                                                  ENDED
                                                  JUNE 30,            INCREASE(DECREASE)
                                            -------------------      -------------------
                                              2003         2002      AMOUNT          %
                                            -------       -----      ------       ------
NONINTEREST INCOME
   Service charges on deposit accounts      $ 1,307       1,266          41          3.2%
   Trust department income                      476         227         249        109.7
   Brokerage income                              58          18          40        222.2
   Mortgage loan servicing fees                (372)        220        (592)      (169.1)
   Gain on sales of mortgage loans            1,611         471       1,140        242.0
   Net gains on sales of
     debt securities                             53         134         (81)       (60.4)
   Gain on dispositions of premises
     and equipment                                5          --           5        100.0
   Credit card fees                              74          73           1          1.4
   Other                                        225         250         (25)       (10.0)
                                            -------       -----      ------       ------
                                            $ 3,437       2,659         778         29.3%
                                            =======       =====      ======       ======
NONINTEREST EXPENSE
   Salaries and employee benefits           $ 4,931       4,645         286          6.2%
   Occupancy expense, net                       529         534          (5)        (0.9)
   Furniture and equipment expense            1,062         802         260         32.4
   Loss on dispositions of premises
     and equipment                               --           3          (3)      (100.0)
   FDIC insurance assessment                     48          54          (6)       (11.1)
   Advertising and promotion                    256         202          54         26.7
   Postage, printing, and supplies              386         418         (32)        (7.7)
   Legal, examination, and
      professional fees                         385         460         (75)       (16.3)
   Credit card expenses                          47          46           1          2.2
   Credit investigation and loan
      collection expenses                        58          62          (4)        (6.5)
   Amortization of intangible assets            149         149          --           --
   Other                                      1,234       1,246         (12)         1.0
                                            -------       -----      ------       ------
                                            $ 9,085       8,621         464          5.4%
                                            =======       =====      ======       ======

      Noninterest income increased $778,000 or 29.3% to $3,437,000 for the first six months of 2003 compared to $2,659,000 for the same period of 2002. The increase in trust department income of $249,000 or 109.7% primarily reflects the collection of two large trust distribution fees. The $40,000 or 222.2% increase in brokerage income is the result of higher sales volume in 2003. The $592,000 or 169.1% decrease in mortgage loan servicing fees reflects a $556,000 impairment charge to our Company's mortgage servicing rights. Gains on sales of mortgage loans increased $1,140,000 or 242.0% due to an increase in volume of loans originated and sold to the secondary market from approximately $35,791,000 during the first six months of 2002 to approximately $75,181,000 during the same period in 2003. The Company recognized $53,000 in gains on sales of securities during the first six months of 2003 compared to $134,000 for the same period in 2002.

      Noninterest expense increased $464,000 or 5.4% to $9,085,000 for the first six months of 2003 compared to $8,621,000 for the first six months of 2002. Salaries and benefits increased $286,000 or 6.2%. This increase is due to normal salary increases and higher health insurance premiums. The $260,000 or 32.4% increase in furniture and equipment expense reflects higher depreciation expense related to purchases of core data processing hardware and software during the second half of the prior year. The $54,000 or 26.7% increase in advertising and promotion reflects startup costs and marketing surveys with a new marketing agency for the Company. The $75,000 or 16.3% decrease in legal, examination, and professional fees reflects consulting fees paid in the prior year for services related to the Company's conversion to a single data processing system.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 30.5% for the first six months of 2003 compared to 28.8% for the first six months of 2002. The increase in the effective tax rate reflects a smaller amount of tax-exempt income in the current period.

NET INTEREST INCOME

      Fully taxable equivalent net interest income increased $222,000 or 3.6% and $445,000 or 3.6% respectively for the three month and six month periods ended June 30, 2003 compared to the corresponding periods in 2002. Even though the net interest margins decreased during both periods, net interest income increased due to increased net earning assets during the respective periods.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 2003 and 2002.

(DOLLARS EXPRESSED IN THOUSANDS)

                                     THREE MONTHS ENDED                            THREE MONTHS ENDED
                                        JUNE 30, 2003                                 JUNE 30, 2002
                           -----------------------------------------       ----------------------------------------
                                           INTEREST           RATE                        INTEREST            RATE
                           AVERAGE         INCOME/           EARNED/       AVERAGE        INCOME/           EARNED/
                           BALANCE        EXPENSE/1/         PAID/1/       BALANCE       EXPENSE/1          PAID/1/
                           --------       ----------         -------       --------      ----------         -------
ASSETS
Loans:/2/
 Commercial                $ 163,266       $   2,427           5.96%      $ 144,742       $   2,260           6.26%
 Real estate                 311,765           4,641           5.97         282,988           4,841           6.86
 Consumer                     42,120             876           8.34          46,403           1,008           8.71
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies                  147,400           1,085           2.95         144,381           1,436           3.99
  State and municipal         30,994             503           6.51          36,989             635           6.89
  Other                        5,107              48           3.77           5,035              53           4.22
Federal funds sold            45,986             125           1.09          46,400             174           1.50
Interest-bearing
 deposits                      3,095               9           1.17           1,289               6           1.87
                           ---------       ---------                      ---------       ---------
  Total interest
   earning assets            749,733           9,714           5.20         708,227          10,413           5.90
All other assets              70,368                                         70,726
Allowance for loan
 losses                       (7,485)                                        (6,905)
                           ---------                                      ---------
  Total assets             $ 812,616                                      $ 772,048
                           =========                                      =========

Continued on next page

                                       THREE MONTHS ENDED                       THREE MONTHS ENDED
                                          JUNE 30, 2003                            JUNE 30, 2002
                             ------------------------------------         ------------------------------------
                                            INTEREST        RATE                        INTEREST        RATE
                             AVERAGE        INCOME/        EARNED/        AVERAGE        INCOME/       EARNED/
                             BALANCE       EXPENSE/1/      PAID/1/        BALANCE       EXPENSE/1      PAID/1/
                             --------      ----------     --------        ---------     ----------     -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts                 $ 94,867      $     176           0.74%      $  86,695      $  233           1.08%
Savings                        52,641            106           0.81          50,416         133           1.06
Money market                   61,645            151           0.98          60,777         216           1.43
Deposits of
 $100,000 and over             72,455            460           2.55          64,815         507           3.14
Other time deposits           247,458          1,739           2.82         240,591       2,247           3.75
                             --------      ---------                      ---------      ------
  Total time deposits         529,066          2,632           2.00         503,294       3,336           2.66

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                    72,069            177           0.99          64,723         260           1.61
Interest-bearing demand
 notes to U.S. Treasury           818              2           0.98             383           1           1.05
Other borrowed money           41,072            442           4.32          42,103         577           5.50
                             --------      ---------                      ---------      ------
  Total interest-
   bearing
   liabilities                643,025          3,253           2.03         610,503       4,174           2.74
                                           ---------                                     ------
Demand deposits                75,773                                        70,215
Other liabilities               7,647                                        10,888
                             --------                                     ---------
  Total liabilities           726,445                                       691,606
Stockholders' equity           86,171                                        80,442
                             --------                                     ---------
  Total liabilities
   and stockholders'
   equity                    $812,616                                     $ 772,048
                             ========                                     =========
Net interest income                         $   6,461                                  $  6,239
                                            =========                                  ========
Net interest margin/4/                                         3.46%                                      3.53%
                                                               ====                                       ====

----------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $161,000 in 2003 and $199,000 in 2002.
/2/   Non-accruing loans are included in the average amounts outstanding.
/3/   Average balances based on amortized cost.
/4/   Net interest income divided by average total interest earning assets.

                               SIX MONTHS ENDED                       SIX MONTHS ENDED
                                 JUNE 30, 2003                         JUNE 30, 2002
                      -----------------------------------      ----------------------------------
                                    INTEREST       RATE                     INTEREST       RATE
                      AVERAGE       INCOME/       EARNED/      AVERAGE       INCOME/      EARNED/
                      BALANCE      EXPENSE/1/     PAID/1/      BALANCE      EXPENSE/1     PAID/1/
                      --------     ----------     -------      --------     ---------     -------
ASSETS
Loans:/2/
 Commercial           $158,217         $4,697       5.99%      $142,032         $4,525       6.42%
 Real estate           305,723          9,205       6.07        281,831          9,746       6.97
 Consumer               43,033          1,749       8.20         45,532          1,979       8.76
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies            145,537          2,227       3.09        140,398          2,829       4.06
  State and municipal   32,617          1,093       6.76         37,824          1,301       6.94
  Other                  5,259             97       3.72          4,997            105       4.24
Federal funds sold      43,967            238       1.09         49,982            405       1.63
Interest-bearing
 deposits                4,377             26       1.20          1,906             25       2.65
                      --------         ------                  --------         ------
  Total interest
   earning assets      738,730         19,332       5.28        704,502         20,915       5.99
All other assets        70,935                                   70,640
Allowance for loan
 losses                 (7,360)                                  (6,821)
                      --------                                 --------
  Total assets        $802,305                                 $768,321
                      ========                                 ========


Continued on next page

                                      SIX MONTHS ENDED                         SIX MONTHS ENDED
                                        JUNE 30, 2003                            JUNE 30, 2002
                            ------------------------------------     --------------------------------------
                                         INTEREST       RATE                       INTEREST        RATE
                             AVERAGE     INCOME/       EARNED/        AVERAGE       INCOME/       EARNED/
                             BALANCE    EXPENSE/1/     PAID/1/        BALANCE      EXPENSE/1      PAID/1/
                            --------    ----------    ----------     ----------    ----------    ----------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts                $ 94,925    $      358          0.76%    $   87,962    $      475          1.09%
Savings                       51,940           210          0.82         49,709           261          1.06
Money market                  62,576           303          0.98         61,046           428          1.41
Deposits of
 $100,000 and over            70,283           906          2.60         55,239           950          3.47
Other time deposits          244,105         3,526          2.91        247,617         4.766          3.88
                            --------    ----------                   ----------    ----------
  Total time deposits        523,829         5,303          2.04        501,573         6,880          2.77

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                   70,165           355          1.02         64,023           517          1.63
Interest-bearing demand
 notes to U.S. Treasury          644             3          0.94            694             5          1.45
Other borrowed money          40,922           874          4.31         42,496         1,161          5.51
                            --------    ----------                   ----------    ----------
  Total interest-bearing
   liabilities               635,560         6,535          2.07        608,786         8,563          2.84
                                        ----------                                 ----------
Demand deposits               73,784                                     68,511
Other liabilities              7,770                                     11,170
                            --------                                 ----------
  Total liabilities          717,114                                    688,467
Stockholders' equity          85,191                                     79,854
                            --------                                 ----------
  Total liabilities
   and stockholders'
   equity                   $802,305                                 $  768,321
                            ========                                 ==========
Net interest income         $ 12,797                                              $   12,352
                            ========                                              ==========
Net interest margin/4/                                      3.49%                                      3.54%
                                                      ==========                                 ==========

----------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $348,000 in 2003 and $408,000 in 2002.
/2/   Non-accruing loans are included in the average amounts outstanding.
/3/   Average balances based on amortized cost.
/4/   Net interest income divided by average total interest earning assets.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                      THREE MONTHS ENDED JUNE 30, 2003
                                              COMPARED TO
                                      THREE MONTHS ENDED JUNE 30, 2002
                                      --------------------------------
                                                     CHANGE DUE TO
                                       TOTAL     ---------------------
                                       CHANGE     VOLUME       RATE
                                      --------   --------   ----------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $   167        279       (112)
  Real estate /2/                        (200)       464       (664)
  Consumer                               (132)       (90)       (42)
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (351)        29       (380)
  State and municipal /2/                (132)       (99)       (33)
  Other                                    (5)         1         (6)
Federal funds sold                        (49)        (2)       (47)
Interest-bearing deposits                   3          6         (3)
                                      -------    -------   --------
    Total interest income                (699)       588     (1,287)

INTEREST EXPENSE:
NOW accounts                              (57)        20        (77)
Savings                                   (27)         6        (33)
Money market                              (65)         3        (68)
Deposits of
  $100,000 and over                       (47)        56       (103)
Other time deposits                      (508)        62       (570)
Federal funds purchased
 and securities sold under
 agreements to repurchase                 (83)        26       (109)
Interest-bearing demand
  notes to U.S. Treasury                    1          1         --
Other borrowed money                     (135)       (14)      (121)
                                      -------    -------   --------
    Total interest expense               (921)       160     (1,081)
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   222        428       (206)
                                      =======    =======   ========

----------
/1/   Non-accruing loans are included in the average amounts outstanding.
/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $161,000 in 2003 and $199,000 in 2002.

(DOLLARS EXPRESSED IN THOUSANDS)

                                      SIX MONTHS ENDED JUNE 30, 2003
                                               COMPARED TO
                                      SIX MONTHS ENDED JUNE 20, 2002
                                      ------------------------------
                                                    CHANGE DUE TO
                                       TOTAL     -------------------
                                       CHANGE     VOLUME     RATE
                                      --------   --------  ---------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                             $  172        490       (318)
  Real estate /2/                        (541)       784     (1,325)
  Consumer                               (230)      (106)      (124)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (602)       101       (703)
  State and municipal /2/                (208)      (176)       (32)
  Other                                    (8)         6        (14)
Federal funds sold                       (167)       (45)      (122)
Interest-bearing deposits                   1         19        (18)
                                      -------    -------   --------
    Total interest income              (1,583)     1,073     (2,656)

INTEREST EXPENSE:
NOW accounts                             (117)        36       (153)
Savings                                   (51)        11        (62)
Money market                             (125)        11       (136)
Deposits of
  $100,000 and over                       (44)       225       (269)
Other time deposits                    (1,240)       (67)    (1,173)
Federal funds purchased
 and securities sold under
 agreements to repurchase                (162)        46       (208)
Interest-bearing demand
  notes to U.S. Treasury                   (2)        --         (2)
Other borrowed money                     (287)       (42)      (245)
                                      -------    -------   --------
    Total interest expense             (2,028)       220     (2,248)
                                      -------    -------   --------
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   445        853       (408)
                                      =======    =======   ========

----------
/1/   Non-accruing loans are included in the average amounts outstanding.
/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $348,000 in 2003 and $408,000 in 2002.

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

      The allowance for loan losses was increased by net loan recoveries of $13,000 for the first quarter of 2003 and $2,000 for the second quarter of 2003. That compares to net loan charge-offs of $57,000 for the first quarter of 2002 and $112,000 for the second quarter of 2002. The allowance for loan losses was increased by a provision charged to expense of $235,000 for the first quarter of 2003 and $236,000 for the second quarter of 2003. That compares to $234,000 for both the first quarter and second quarter of 2002. In addition, our Company acquired $212,000 in loan loss reserves in the Springfield branch acquisition.

      The balance of the allowance for loan losses was $7,819,000 at June 30, 2003 compared to $7,121,000 at December 31, 2002 and $6,972,000 at June 30,
2002. The allowance for loan losses as a percent of outstanding loans was 1.41% at June 30, 2003 compared to 1.46% at December 31, 2002 and 1.47% at June 30, 2002.

                               FINANCIAL CONDITION

      Total assets increased $55,992,000 or 7.0% to $850,410,000 at June 30, 2003 compared to $794,418,000 at December 31, 2002. Total liabilities increased $52,478,000 or 7.4% to $764,069,000. Stockholders' equity increased $3,514,000 or 4.2% to $86,341,000. Approximately $31,725,000 of the increase in total assets is attributed to the acquisition of the Springfield branch. Approximately $30,939,000 of the increase in total liabilities is attributed to the acquisition.

      Loans increased $68,894,000 or 14.2% to $555,458,000 at June 30, 2003
compared to $486,564,000 at December 31, 2002. Approximately $27,827,000 of the increase in loans is attributed to the acquisition. Other than increase attributable to the acquisition, commercial loans increased $37,638,000; real estate construction loans increased $7,900,000; real estate mortgage loans decreased $600,000; and consumer loans decreased $3,872,000. The increases in commercial and real estate construction loans reflect the continuing strong loan demand that our Company is experiencing in its market areas. The increase in commercial loans represents a broad variety of loans. The increase in real estate construction loans primarily reflects commercial real estate loans. The decrease in consumer loans is reflective of lower rates in the markets that our Company is unwilling to match, primarily in the area of automobile financing.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $3,209,000 or 0.58% of total loans at June 30, 2003 compared to $3,009,000 or 0.62% of total loans at December 31, 2002. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                              JUNE 30, 2003     DECEMBER 31, 2002
                                            -----------------   -----------------
                                                         % OF                % OF
                                                        GROSS               GROSS
                                            BALANCE     LOANS   BALANCE     LOANS
                                            -------     -----   -------     -----
     Nonaccrual loans:
         Commercial                          $1,114      .20%    $1,179      .24%
         Real Estate:
           Construction                          17       --         69      .01
           Mortgage                           1,290      .23      1,152      .24
         Consumer                                45      .01         81      .02
                                             ------     ----     ------     ----
                                              2,466     0.44      2,481      .51
                                             ------     ----     ------    -----
Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                             24      .01         85      .02
          Real Estate:
            Construction                        176      .03        169      .03
            Mortgage                            518      .09        254      .05
          Consumer                               25      .01         20      .01
                                             ------     ----     ------     ----
                                                743      .14        528      .11
                                             ------     ----     ------     ----

           Restructured loans                    --       --         --       --
                                             ------     ----     ------     ----
              Total nonperforming loans       3,209     0.58%     3,009      .62%
                                                        ====                ====
              Other real estate                 115                 116
              Repossessions                      27                 115
                                             ------              ------
              Total nonperforming assets     $3,351              $3,240
                                             ======              ======

      The allowance for loan losses was 243.66% of nonperforming loans at June 30, 2003 compared to 236.66% of nonperforming loans at December 31, 2002.

      It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 2003 and 2002, which would have been recorded under the original terms of those loans, was approximately $141,000 and $222,000 for the six months ended June 30, 2003 and 2002, respectively. Approximately $24,000 and $19,000 was actually recorded as interest income on such loans for the six months ended June 30, 2003 and 2002, respectively.

      A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 2003 included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $15,412,000 and $9,137,000 at June 30, 2003 and December 31, 2002, respectively, which are not included in the table above but are considered by management to be "impaired". The $15,412,000 of loans identified by management as being "impaired" reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $5,726,000. The increase in "impaired" loans since December 31, 2002 is primarily represented by one large auto floor plan line of approximately $5,700,000. The average balance of nonaccrual and other "impaired" loans for the first six months of 2003 was approximately $18,189,000. At June 30, 2003 the allowance for loan losses on impaired loans was $1,762,000 compared to $1,352,000 at December 31, 2002.

      As of June 30, 2003 and December 31, 2002 approximately $5,993,000 and $2,697,000, respectively, of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk. The increase in this category since December 31, 2002 primarily reflects loans to one large commercial borrower that has not provided current financial statements. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

      Investment in debt and equity securities classified as available-for-sale increased $212,000 or 0.1% to $186,936,000 at June 30, 2003 compared to
$186,724,000 at December 31, 2002. Investments classified as available-for-sale are carried at fair value. During 2003, the market valuation account increased $575,000 to $4,051,000 to reflect the fair value of available-for-sale investments at June 30, 2003, and the net after tax increase resulting from the change in the market valuation adjustment of $379,000 increased the stockholders' equity component to $2,674,000 at June 30, 2003.

      At December 31, 2002 the market valuation account for the available-for-sale investments of $3,476,000 increased the amortized cost of those investments to their fair value on that date, and the net after tax increase resulting from the market valuation adjustment of $2,294,000 was reflected as a separate positive component of stockholders' equity.

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $14,718,000 or 19.0% to $62,693,000 at June 30 2003 compared to $77,411,000 at December 31, 2002.

      Premises and equipment increased $1,186,000 or 7.2% to $17,772,000 at June 30, 2003 compared to $16,586,000 at December 31, 2002. The increase reflects assets acquired in the acquisition of $1,814,000 plus expenditures for premises and equipment of $225,000, offset by depreciation expense of $852,000 and sales and retirements of premises and equipment of $1,000.

      Goodwill and intangible assets increased $2,091,000 or 8.6% to $26,354,000 at June 30, 2003 compared to $24,263,000 at December 31, 2002. This increase reflects goodwill and core deposit intangible related to the acquisition.

      Total deposits increased $55,030,000 or 9.3% to $646,221,000 at June 30, 2003 compared to $591,191,000 at December 31, 2002. Approximately $30,736,000 of this increase is attributed to the acquisition. Other than the increase attributable to the acquisition, demand deposits increased approximately $2,847,000 and time deposits increased approximately $21,447,000. These increases reflect increased public funds of approximately $6,800,00, approximately $8,580,000 of brokered time deposits, as well as a general increase in consumer deposit levels as a result of depositors moving funds back into financial institutions.

      Federal funds purchased and securities sold under agreements to repurchase decreased $1,546,000 or 2.3% to $65,813,000 at June 30, 2003 compared to
$67,359,000 at December 31, 2002. The decrease is primarily due to lower public fund repurchase agreements.

      The increase in stockholders' equity reflects net income of $4,398,000 less dividends declared of $1,306,000, a $379,000 change in accumulated other comprehensive income, and the sale of treasury stock of $28,000.

      No material changes in the Company's liquidity or capital resources have occurred since December 31, 2002.

      On January 1, 2002, our Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As of January 1, 2003 our Company had unamortized goodwill of $23,408,000, core deposit intangibles of $730,000,consulting/noncompete agreements of $125,000, and mortgage servicing rights of $1,516,000, all of which were subject to the transition provisions of SFAS 142. Under SFAS 142, our Company will continue to amortize, on a straight-line basis, its core deposit intangibles associated with the purchases of Citizens Union State Bank and Trust and the Springfield branch. Consulting/noncompete agreements will also continue to amortize on a straight-line basis. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following our Company's existing methods of measuring and recording impairment losses. Our Company completed the annual goodwill impairment test required under SFAS 142 as of December 31, 2002 and found no impairment existed.

      The gross carrying amount and accumulated amortization of our Company's amortized intangible assets for the periods ended June 30, 2003 and December 31, 2002 are as follows:

                                                         June 30, 2003                          December 31, 2002
                                             ----------------------------------       -----------------------------------
                                             Gross Carrying         Accumulated       Gross Carrying         Accumulated
                                                  Amount           Amortization            Amount            Amortization
                                             --------------       -------------       --------------         ------------
 Amortized intangible asset:
     Core deposit intangible                   $2,265,000           (1,144,200)          1,800,000            (1,069,860)
     Consulting/Noncompete agreements             900,000             (850,000)            900,000              (775,000)
                                               ----------           ----------           ---------            ----------
                                               $3,165,000           (1,994,200)          2,700,000            (1,844,860)
                                               ==========           ==========           =========            ==========

      The aggregate amortization expense of intangible assets subject to amortization for the three and six month periods ended June 30, 2003 and 2002 is as follows:

                                        Three Months Ended            Six Months Ended
                                             June 30,                      June 30,
                                      ----------------------        ----------------------
                                        2003           2002           2003           2002
                                      -------        -------        -------        -------
Aggregate amortization expense        $74,670         74,670        149,340        149,340
                                      =======        =======        =======        =======

      The estimated amortization expense of intangible assets for the next five years is as follows:

Estimated amortization expense:
         For year ended 2003               $306,896
         For year ended 2004                215,112
         For year ended 2005                215,112
         For year ended 2006                215,112
         For year ended 2007                201,852

      Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a straight line basis over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                           June 30,
                                               -----------------------------------
                                                   2003                  2002
                                               -------------          ------------
Balance, beginning of period                   $   1,515,848             1,134,234
Originated mortgage servicing rights                 710,204               282,481
Amortization                                        (264,237)             (124,881)
Impairment charge                                   (556,040)                   --
                                               -------------          ------------
Balance, end of period                         $   1,405,775             1,291,834
                                               =============          ============

Mortgage loans serviced                        $ 207,746,000           182,637,000
                                               =============          ============

Mortgage servicing rights as a
  percentage of mortgage loans serviced                 0.68%                 0.71%

      The estimated amortization expense of mortgage servicing rights for the next five years is as follows:

         Estimated amortization expense:
                  For year ended 2003               $444,300
                  For year ended 2004                348,400
                  For year ended 2005                348,400
                  For year ended 2006                348,400
                  For year ended 2007                348,400

      Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended June 30, 2003 and December 31, 2002 is summarized as follows:

                                                                         June 30, 2003
                                            ----------------------------------------------------------------------------
                                            The Exchange         Citizens Union
                                            National Bank        State Bank and            Osage
                                             of Jefferson           Trust of            Valley Bank
                                                City                Clinton              of Warsaw               Total
                                            ------------         --------------         -----------           ----------
 Goodwill associated with the
   purchase of subsidiaries                  $4,382,098            16,688,699            4,112,876            25,183,673
                                             ==========            ==========            =========            ==========

                                                                            December 31, 2002
                                            ----------------------------------------------------------------------------
                                            The Exchange         Citizens Union
                                            National Bank        State Bank and            Osage
                                             of Jefferson           Trust of            Valley Bank
                                                City                Clinton              of Warsaw               Total
                                            ------------         --------------         -----------           ----------
 Goodwill associated with the
   purchase of subsidiaries                  $4,382,098            14,912,760            4,112,876            23,407,734
                                             ==========            ==========            =========            ==========

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The provisions of this Statement are applied prospectively and are not expected to have a material effect on our Company's consolidated financial statements.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within this scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material effect on our Company's consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. On June 30, 2003, we implemented FASB Interpretation No. 46, which did not have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At June 30, 2003, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 8% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 9% at December 31, 2002.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             None

Item 2.  Changes in Securities                                         None

Item 3.  Defaults Upon Senior Securities                               None

Item 4. At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 11, 2003, the shareholders elected three Class II Directors, namely, David R. Goller, James R. Loyd, and Gus S. Wetzel, II to serve terms expiring at the annual meeting of shareholders in 2006 and ratified the Board of Directors selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2003. Class III Directors, namely, Kevin L. Riley and David T. Turner, and Class I Directors, namely, Charles G. Dudenhoeffer, Jr., Philip D. Freeman, and James E Smith, continue to serve terms expiring at the annual meetings of shareholders in 2004 and 2005, respectively.

               The following is a summary of votes cast. No broker non-votes were received.

                                                       Withhold
                                                       Authority/
                                             For        Against         Abstentions
                                          ---------   ------------      -----------
              Election of Directors:

              David R. Goller             2,112,941         16,974            N/A

              James R. Loyd               2,130,159          8,670            N/A

              Gus S. Wetzel, II           2,117,992         11,922            N/A

              Ratification of KPMG LLP
                as independent auditors   2,134,330          2,925          3,575

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

      31.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

      31.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

      32.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

      32.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)   Reports on Form 8-K.

      No reports were filed on Form 8-K for the three month period ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EXCHANGE NATIONAL BANCSHARES, INC.


        Date                            By /s/ James E. Smith
        ----                               -----------------------------------
    August 13, 2003                         James E. Smith, Chairman of the
                                           Board and Chief Executive Officer
                                           (Principal Executive Officer)


                                        By /s/ Richard G. Rose
                                           -----------------------------------
    August 13, 2003                          Richard G. Rose, Treasurer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                             June 30, 2003 Form 10-Q

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

      31.1     Certificate of the Chief Executive Officer of the Company
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2003                  38

      31.2     Certificate of the Chief Financial Officer of the Company
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2003                  39

      32.1     Certificate of the Chief Executive Officer of the Company
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2003                  40

      32.2     Certificate of the Chief Financial Officer of the Company
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2003                  41

               **   Incorporated by reference.