Form 10-Q
period 2003-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2003-11-12
CIK 893847

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                  to
                               ----------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). [X] Yes [ ] No

    As of November 12, 2003, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 40 pages
                      Index to Exhibits located on page 36

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     2003             2002
                                                 -------------   -------------
ASSETS
Loans:
  Commercial                                     $205,585,792    $147,850,348
  Real estate -- construction                      49,648,258      41,437,000
  Real estate -- mortgage                         277,725,875     250,318,539
  Consumer                                         40,941,052      46,958,417
                                                 ------------    ------------
                                                  573,900,977     486,564,304
  Less allowance for loan losses                    8,077,824       7,121,114
                                                 ------------    ------------
      Loans, net                                  565,823,153     479,443,190
                                                 ------------    ------------
Investment in debt and equity securities:
  Available-for-sale, at fair value               191,768,631     186,724,362

Federal funds sold                                 25,740,249      49,669,213
Cash and due from banks                            23,941,521      27,742,030
Premises and equipment                             17,994,635      16,586,332
Accrued interest receivable                         5,605,744       5,539,661
Goodwill                                           25,196,736      23,407,734
Intangible assets                                   1,079,522         855,140
Other assets                                        4,240,695       4,450,250
                                                 ------------    ------------
                                                 $861,390,886    $794,417,912
                                                 ============    ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2003            2002
                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                   $ 90,403,030       77,474,471
Time deposits                                      568,504,119      513,716,181
                                                  ------------     ------------
      Total deposits                               658,907,149      591,190,652

Federal funds purchased and
  securities sold under agreements to repurchase    64,761,968       67,359,199
Interest-bearing demand notes to U.S. Treasury         812,917        3,061,503
Other borrowed money                                42,036,872       41,795,016
Accrued interest payable                             1,722,689        1,984,745
Other liabilities                                    5,981,597        6,199,677
                                                  ------------     ------------
      Total liabilities                            774,223,192      711,590,792
                                                  ------------     ------------
Stockholders' equity:/1/
  Common stock - $1 par value; 15,000,000 shares
    authorized; 4,298,353 shares issued              4,298,353        4,298,353
  Surplus                                           21,999,714       21,983,467
  Retained earnings                                 61,813,235       56,930,519
  Accumulated other comprehensive income             1,708,901        2,294,471
  Treasury stock, 128,506 and
    130,020, shares respectively at cost            (2,652,509)      (2,679,690)
                                                  ------------     ------------
      Total stockholders' equity                    87,167,694       82,827,120
                                                  ------------     ------------
                                                  $861,390,886     $794,417,912
                                                  ============     ============

See accompanying notes to unaudited condensed consolidated financial statements. /1/ Adjusted to give retroactive effect of three for two stock dividend paid on July 15, 2003.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                 ------------------------  ------------------------
                                     2003         2002         2003        2002
                                 -----------  -----------  -----------  -----------
Interest income                  $ 9,997,501  $10,125,523  $28,981,676  $30,632,484

Interest expense                   3,172,415    4,078,854    9,707,926   12,641,413
                                 -----------  -----------  -----------  -----------
Net interest income                6,825,086    6,046,669   19,273,750   17,991,071

Provision for loan losses            310,500      234,000      781,500      702,000
                                 -----------  -----------  -----------  -----------
Net interest income after
  provision for loan losses        6,514,586    5,812,669   18,492,250   17,289,071

Noninterest income                 1,901,897    1,490,006    5,339,075    4,149,142

Noninterest expense                4,589,992    4,420,025   13,674,526   13,041,045
                                 -----------  -----------  -----------  -----------
Income before
  income taxes                     3,826,491    2,882,650   10,156,799    8,397,168

Income taxes                       1,282,165      855,375    3,214,616    2,443,443
                                 -----------  -----------  -----------  -----------
Net income                       $ 2,544,326  $ 2,027,275  $ 6,942,183  $ 5,953,725
                                 ===========  ===========  ===========  ===========

Basic earnings per share /1/     $      0.61  $      0.48  $      1.67  $      1.40
                                 ===========  ===========  ===========  ===========
Diluted earnings per share /1/   $      0.60  $      0.48  $      1.65  $      1.40
                                 ===========  ===========  ===========  ===========

Weighted average shares of
   common stock outstanding /1/
      Basic                        4,169,847    4,250,823    4,169,432    4,251,084
      Diluted                      4,216,320    4,262,710    4,208,000    4,259,779

Dividends per share: /1/
   Declared                      $      0.18  $      0.13  $      0.49  $      0.39
                                 ===========  ===========  ===========  ===========

   Paid                          $      0.18  $      0.13  $      0.45  $      0.39
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

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       2003             2002
                                                   -------------    -----------
Cash flows from operating activities:
  Net income                                       $   6,942,183      5,953,725
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                            781,500        702,000
    Depreciation expense                               1,244,371        953,700
    Net amortization of debt securities
     premiums and discounts                            1,053,785        719,024
    Amortization of intangible assets                    240,618        224,010
    Decrease in accrued interest receivable               40,916        234,273
    Decrease (increase) in other assets                  371,317       (563,301)
    Decrease in accrued interest payable                (323,882)    (1,047,488)
    Decrease in other liabilities                       (358,730)      (940,312)
    Gain on sale of securities, net                      (37,689)      (163,493)
    Origination of mortgage loans for sale          (105,145,670)   (67,001,604)
    Proceeds from the sale of mortgage loans
     held for sale                                   107,487,338     67,971,830
    Gain on sale of mortgage loans                    (2,341,668)      (970,226)
   (Gain) loss on dispositions of premises
     and equipment                                          (318)         3,417
    Other, net                                          (179,931)        15,145
                                                   -------------    -----------
     Net cash provided by operating activities         9,774,140      6,090,700
                                                   -------------    -----------
Cash flows from investing activities:
  Net increase in loans                              (60,117,854)   (17,657,929)
  Purchases of available-for-sale debt securities   (167,949,778)   (94,375,171)
  Proceeds from sales of available-for-sale
   debt securities                                     9,929,230     12,407,418
  Proceeds from maturities of available-for-sale
   debt securities                                   103,805,489     39,739,174
  Proceeds from calls of available-for-sale
   debt securities                                    47,307,300     26,507,000
  Purchases of premises and equipment                   (845,005)    (2,413,797)
  Proceeds from dispositions of premises
   and equipment                                           6,170         16,000
  Proceeds from sales of other real estate
   owned and repossessions                               635,376        336,629
  Purchase of subsidiaries, net of cash and
   cash equivalents acquired                            (814,572)            --
                                                   -------------    -----------
     Net cash used in investing activities           (68,043,644)   (35,440,676)
                                                   -------------    -----------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                      2003           2002
                                                  ------------   ------------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits         9,364,441     (1,607,078)
  Net increase (decrease) in interest-bearing
   transaction accounts                             12,570,154     (5,097,737)
  Net increase in time deposits                     15,045,505      9,696,543
  Net (decrease) increase in federal funds
   purchased and securities sold under
   agreements to repurchase                         (2,597,231)    13,692,073
  Net (decrease) increase in interest-bearing
   demand notes to U.S. Treasury                    (2,248,586)     2,069,489
  Proceeds from Federal Home Loan Bank
   Borrowings                                        2,000,000             --
  Repayment of Federal Home Loan Bank
   borrowings                                         (758,144)      (704,693)
  Repayment of other borrowed money                 (1,000,000)      (500,000)
  Purchase of common stock                              (2,503)      (115,850)
  Cash dividends paid                               (1,861,856)    (1,671,827)
  Proceeds from sale of treasury stock                  28,251             --
                                                  ------------   ------------
     Net cash provided by financing activities      30,540,031     15,760,920
                                                  ------------   ------------
Net decrease in cash and
 cash equivalents                                  (27,729,473)   (13,589,056)

Cash and cash equivalents, beginning of period      77,411,243     85,609,147
                                                  ------------   ------------
Cash and cash equivalents, end of period          $ 49,681,770   $ 72,020,091
                                                  ============   ============

Supplemental schedule of cash flow information-
  Cash paid during period for:
   Interest                                       $ 10,031,808   $ 13,688,901
   Income taxes                                      4,113,657      2,839,168

Supplemental schedule of noncash
  investing activities-
    Other real estate and repossessions
     acquired in settlement of loans                   571,252        367,618

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  Nine months Ended September 30, 2003 and 2002

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

         On June 26, 2003 our Company acquired Trustcorp Financial, Inc.'s branch of Missouri State Bank in Springfield, Missouri. Our Company received approximately $28 million in loans, $31 million in deposits as well as the real estate and tangible assets of the branch. Total cost of the transaction was approximately $4 million and was financed with cash on hand. The transaction generated approximately $1,789,000 of goodwill, and $465,000 of core deposit intangibles which will be amortized on a straight-line basis over seven years. Upon completion of the transaction the branch was merged with and is operated as a branch of CUSB. The results of operations of the acquired branch have been included in the condensed consolidated financial statements since the date of acquisition.

         The accompanying unaudited condensed consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2003, consolidated statements of earnings for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

         The following table reflects, for the three-month and nine-month periods ended September 30, 2003 and 2002, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                   ----------------------------------------------
                                      2003        2002        2003         2002
                                   ----------  ----------  ----------   ---------
Net income, basic and diluted      $2,544,326   2,027,275   6,942,183   5,953,725

Average shares outstanding          4,169,847   4,250,823   4,169,432   4,251,084

Effect of dilutive stock options       46,473      11,887      38,568       8,695
                                   ----------  ----------   ---------  ----------

Average shares outstanding
 including dilutive stock options   4,216,320   4,262,710   4,208,000   4,259,779

   Net income per share, basic     $     0.61  $     0.48  $     1.67  $     1.40
                                   ==========  ==========  ==========  ==========
   Net income per share, diluted   $     0.60  $     0.48  $     1.65  $     1.40
                                   ==========  ==========  ==========  ==========

         As allowed by SFAS No. 148 our Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Our Company provides pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied, and has adopted only the disclosure requirement of SFAS No. 148.

         The following table illustrates, for the three-month and nine-month periods ended September 30, 20023 and 2002, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                               -----------------------------------------------
                                 2003         2002          2003        2002
                               ----------  ----------   ----------  ----------
Net income
  As reported                  $2,544,326   2,027,275    6,942,183   5,953,725
  Deduct stock-based employee
    compensation expense
    determined under fair-
    value-based methods for
    all awards, net of tax        (22,887)    (15,277)     (68,663)    (45,833)

                               ----------  ----------   ----------  ----------
Pro forma income               $2,521,439   2,011,998    6,873,520   5,907,892
                               ==========  ==========   ==========  ==========

Pro forma earnings per share:

      As reported, basic       $     0.61  $     0.48   $     1.67  $     1.40
      Pro forma, basic               0.60        0.47         1.65        1.39

      As reported diluted            0.60        0.48         1.65        1.40
      Pro forma, diluted             0.60        0.47         1.63        1.39

         For the three-month and nine-month periods ended September 30, 2003 and 2002, unrealized holding gains and losses on investment in debt and equity securities available-for-sale were Bancshares' only other comprehensive income component. Comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002 is summarized as follows:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                               -----------------------------------------------
                                  2003        2002         2003        2002
                               ----------  ----------   ----------  ----------
Net income                     $2,544,326   2,027,275    6,942,183   5,953,725
Other comprehensive income
 (loss):
   Net unrealized holding
    gains (losses) on
    investments in debt
    and equity securities
    available-for-sale,
    net of taxes                 (974,894)    730,846     (561,072)  1,212,384
   Adjustment for net
    securities losses (gains)
    realized in net
    income, net of
    applicable income taxes        10,105     (19,336)     (24,498)   (107,905)

   Total other comprehensive   ----------   ---------    ---------   ---------
    income (loss)                (964,789)    711,510     (585,570)  1,104,479
                               ----------   ---------    ---------   ---------
Comprehensive income           $1,579,537   2,738,785    6,356,613   7,058,104
                               ==========   =========    =========   =========

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

                                                              SEPTEMBER 30, 2003
                                                              ------------------
                                 THE EXCHANGE    CITIZENS UNION     OSAGE
                                 NATIONAL BANK    STATE BANK      VALLEY BANK
                                 OF JEFFERSON     AND TRUST OF        OF          CORPORATE
                                     CITY           CLINTON         WARSAW        AND OTHER          TOTAL
                                 -------------   --------------  ------------    ------------     ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses            $ 349,855,201   $  171,334,482  $ 44,633,470              --     $565,823,153
   Debt and equity securities      111,474,906       48,425,435    31,868,290              --      191,768,631
   Goodwill                          4,382,098       16,701,762     4,112,876              --       25,196,736
   Intangible assets                        --        1,067,022            --          12,500        1,079,522
   Total assets                    496,540,378      277,981,755    87,195,954        (327,201)     861,390,886
   Deposits                        367,457,482      228,051,388    70,496,684      (7,098,405)     658,907,149
   Stockholders' equity             50,817,827       36,895,124    10,576,693     (11,121,950)      87,167,694
                                 =============   ==============  ============     ===========     ============

                                                        DECEMBER 31, 2002
                                                        -----------------
                                 THE EXCHANGE    CITIZENS UNION     OSAGE
                                 NATIONAL BANK    STATE BANK      VALLEY BANK
                                 OF JEFFERSON     AND TRUST OF        OF          CORPORATE
                                     CITY           CLINTON         WARSAW        AND OTHER          TOTAL
                                 -------------   --------------  ------------    ------------     ------------
Balance sheet information:
   Loans, net of allowance
      for loan losses            $ 316,680,812   $  123,679,641  $ 39,082,737              --     $479,443,190
   Debt and equity securities      102,210,874       55,259,879    29,253,609              --      186,724,362
   Goodwill                          4,382,098       14,912,760     4,112,876              --       23,407,734
   Intangible assets                        --          730,140            --         125,000          855,140
   Total assets                    472,806,720      240,869,039    81,209,370        (467,217)     794,417,912
   Deposits                        344,375,565      187,796,880    66,553,127      (7,534,920)     591,190,652
   Stockholders' equity             48,956,217       35,513,162     9,979,001     (11,621,260)      82,827,120
                                 =============   ==============  ============     ===========     ============

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                       -------------------------------------
                                 THE EXCHANGE    CITIZENS UNION     OSAGE
                                 NATIONAL BANK    STATE BANK      VALLEY BANK
                                 OF JEFFERSON     AND TRUST OF        OF          CORPORATE
                                     CITY           CLINTON         WARSAW        AND OTHER          TOTAL
                                 -------------   --------------  ------------    ------------     ------------
Statement of earnings
information:
   Total interest income         $   5,713,100   $    3,223,163  $  1,061,238    $          -     $  9,997,501
   Total interest expense            1,648,291          980,089       418,205         125,830        3,172,415
                                 -------------   --------------  ------------    ------------     ------------
   Net interest income               4,064,809        2,243,074       643,033        (125,830)       6,825,086
   Provision for loan losses           225,000           75,000        10,500               -          310,500
   Noninterest income                1,516,613          313,401        98,859         (26,976)       1,901,897
   Noninterest expense               2,682,804        1,448,439       396,166          62,583        4,589,992
   Income taxes                        915,300          346,521       100,744         (80,400)       1,282,165
                                 -------------   --------------  ------------    ------------     ------------
   Net income (loss)                 1,758,318          686,515       234,482        (134,989)       2,544,326
                                 =============   ==============  ============    ============     ============

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                      -------------------------------------
                                 THE EXCHANGE    CITIZENS UNION     OSAGE
                                 NATIONAL BANK    STATE BANK      VALLEY BANK
                                 OF JEFFERSON     AND TRUST OF        OF          CORPORATE
                                     CITY           CLINTON         WARSAW        AND OTHER          TOTAL
                                 -------------   --------------  ------------    ------------     ------------
Statement of earnings
information:
   Total interest income         $   5,995,379   $    2,999,320  $  1,130,824    $         --     $ 10,125,523
   Total interest expense            2,226,901        1,132,356       458,611         260,986        4,078,854
                                 -------------   --------------  ------------    ------------     ------------
   Net interest income               3,768,478        1,866,964       672,213        (260,986)       6,046,669
   Provision for loan losses           150,000           75,000         9,000              --          234,000
   Noninterest income                1,063,445          323,748       102,813              --        1,490,006
   Noninterest expense               2,692,435        1,233,010       402,893          91,687        4,420,025
   Income taxes                        626,400          246,373       102,502        (119,900)         855,375
                                 -------------   --------------  ------------    ------------     ------------
   Net income (loss)                 1,363,088          636,329       260,631        (232,773)       2,027,275
                                 =============   ==============  ============    ============     ============

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                     ------------------------------------
                                 THE EXCHANGE    CITIZENS UNION     OSAGE
                                 NATIONAL BANK    STATE BANK      VALLEY BANK
                                 OF JEFFERSON     AND TRUST OF        OF          CORPORATE
                                     CITY           CLINTON         WARSAW        AND OTHER          TOTAL
                                 -------------   --------------  ------------    ------------     ------------
Statement of earnings
information:
   Total interest income         $  16,949,139   $    8,867,340  $  3,165,197    $         --     $ 28,981,676
   Total interest expense            5,278,571        2,786,135     1,267,722         375,498        9,707,926
                                 -------------   --------------  ------------    ------------     ------------
   Net interest income              11,670,568        6,081,205     1,897,475        (375,498)      19,273,750
   Provision for loan losses           525,000          225,000        31,500              --          781,500
   Noninterest income                4,177,064          957,838       269,710         (65,537)       5,339,075
   Noninterest expense               8,145,808        4,078,936     1,168,516         281,266       13,674,526
   Income taxes                      2,343,400          848,824       275,192        (252,800)       3,214,616
                                 -------------   --------------  ------------    ------------     ------------
   Net income (loss)                 4,833,424        1,886,283       691,977        (469,501)       6,942,183
                                 =============   ==============  ============    ============     ============

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                     ------------------------------------
                                 THE EXCHANGE    CITIZENS UNION     OSAGE
                                 NATIONAL BANK    STATE BANK      VALLEY BANK
                                 OF JEFFERSON     AND TRUST OF        OF          CORPORATE
                                     CITY           CLINTON         WARSAW        AND OTHER          TOTAL
                                 -------------   --------------  ------------    ------------     ------------
Statement of earnings
information:
   Total interest income         $  18,237,706   $    9,029,637  $  3,365,141    $         --     $ 30,632,484
   Total interest expense            6,852,715        3,587,946     1,416,156         784,596       12,641,413
                                 -------------   --------------  ------------    ------------     ------------
   Net interest income              11,384,991        5,441,691     1,948,985        (784,596)      17,991,071
   Provision for loan losses           450,000          225,000        27,000              --          702,000
   Noninterest income                2,890,118        1,040,970       218,054              --        4,149,142
   Noninterest expense               7,693,714        3,834,783     1,148,409         364,139       13,041,045
   Income taxes                      1,871,700          686,637       275,706        (390,600)       2,443,443
                                 -------------   --------------  ------------    ------------     ------------
   Net income (loss)                 4,259,695        1,736,241       715,924        (758,135)       5,953,725
                                 =============   ==============  ============    ============     ============

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

    Net income for the three months ended September 30, 2003 of $2,544,000 increased $517,000 when compared to the third quarter of 2002. Earnings per diluted share for the third quarter of 2003 of $0.60 increased 12 cents or 25.0% when compared to the third quarter of 2002. Net income for the nine months ended September 30, 2003 of $6,942,000 increased $988,000 when compared to the first nine months of 2002. Earnings per diluted share for the nine months ended September 30, 2000 of $1.65 increased 25 cents or 17.9% when compared to the first nine months of 2002.

    The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

    (DOLLARS EXPRESSED IN THOUSANDS)

                                             THREE MONTHS      NINE MONTHS
                                                 ENDED            ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                           ----------------  ----------------
                                             2003     2002     2003     2002
                                           -------  -------  -------  -------
Interest income                            $ 9,998   10,125   28,982   30,632
Fully taxable equivalent (FTE) adjustment      170      195      518      603
                                           -------   ------   ------   ------
Interest income (FTE basis)                 10,168   10,320   29,500   31,235
Interest expense                             3,173    4,079    9,708   12,641
                                           -------   ------   ------   ------
Net interest income (FTE basis)              6,995    6,241   19,792   18,594

Provision for loan losses                      311      234      781      702
                                           -------   ------   ------   ------
Net interest income after provision
   for loan losses (FTE basis)               6,684    6,007   19,011   17,892
Noninterest income                           1,902    1,490    5,339    4,149
Noninterest expense                          4,590    4,420   13,675   13,041
                                           -------   ------   ------   ------
Earnings before income taxes
   (FTE basis)                               3,996    3,077   10,675    9,000
                                           -------   ------   ------   ------
Income taxes                                 1,282      855    3,215    2,443
FTE adjustment                                 170      195      518      603
                                           -------   ------   ------   ------
Income taxes (FTE basis)                     1,452    1,050    3,733    3,046
                                           -------   ------   ------   ------
Net income                                 $ 2,544    2,027    6,942    5,954
                                           =======   ======   ======   ======

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER
   30, 2002

     Net interest income on a fully taxable equivalent basis increased $754,000 or 12.1% to $6,995,000 or 3.49% of average earning assets for the third quarter of 2003 compared to $6,241,000 or 3.45% of average earning assets for the same period of 2002. The provision for loan losses for the three months ended September 30, 2003 was $311,000 compared to $234,000 for the same period of 2002.

    Noninterest income and noninterest expense for the three months periods ended September 30, 2003 and 2002 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                          THREE MONTHS
                                              ENDED
                                          SEPTEMBER 30,     INCREASE(DECREASE)
                                        -----------------   ------------------
                                          2003     2002      AMOUNT       %
                                        --------  -------   --------  --------
NONINTEREST INCOME
   Service charges on deposit accounts  $   724      710         14       2.0%
   Trust department income                  182      104         78      75.0
   Brokerage income                          20       36        (16)    (44.4)
   Mortgage loan servicing fees             107      (60)       167     278.3
   Gain on sales of mortgage loans          731      499        232      46.5
   Net (losses) gains on sales of
     debt securities                        (16)      29        (45)   (155.2)
   Credit card fees                          43       38          5      13.2
   Other                                    111      134        (23)    (17.2)
                                        -------    -----        ---
                                        $ 1,902    1,490        412      27.7%
                                        =======    =====        ===
NONINTEREST EXPENSE
   Salaries and employee benefits       $ 2,558    2,266        292      12.9%
   Occupancy expense, net                   274      293        (19)     (6.5)
   Furniture and equipment expense          508      524        (16)     (3.1)
   FDIC insurance assessment                 24       25         (1)     (4.0)
   Advertising and promotion                138      132          6       4.5
   Postage, printing, and supplies          205      205         --        --
   Legal, examination, and
      professional fees                     185      238        (53)    (22.3)
   Credit card expenses                      24       24         --        --
   Credit investigation and loan
      collection expenses                    35      101        (66)    (65.4)
   Amortization of intangible assets         91       75         16      21.3
   Other                                    548      537         11       2.0
                                        -------    -----        ---
                                        $ 4,590    4,420        170       3.8%
                                        =======    =====        ===

    Noninterest income increased $412,000 or 27.7% to $1,902,000 for the third quarter of 2003 compared to $1,490,000 for the same period of 2002. Mortgage loan servicing fees increased $167,000 or 278.3% due to an impairment charge of $199,000 to our Company's mortgage servicing rights during the third quarter of 2002. Gains on sales of mortgage loans increased $232,000 or 46.5% due to an increase in margins on the sales of mortgage loans. Our Company had losses on sales of securities of $16,000 during the third quarter of 2003 versus gains on sales of securities of $29,000 during the same period in 2002.

    Noninterest expense increased $170,000 or 3.8% to $4,590,000 for the third quarter of 2003 compared to $4,420,000 for the third quarter of 2002. Salaries and benefits increased $292,000 or 12.9%. Approximately $62,000 of this increase is related to the acquisition of the Springfield, Missouri branch. The balance of the increase is due to normal salary increases and higher health insurance premiums. The $53,000 or 22.3% decrease in legal, examination, and professional fees reflects consulting fees paid in the prior year for services related to the Company's conversion to a single data processing system. The $66,000 or 65.4% decrease in credit investigation and loan collection expenses reflects a reduction in expenses related to foreclosed properties. The $16,000 or 21.3% increase in amortization of intangible assets reflects core deposit intangible amortization on the Springfield, Missouri branch acquired during the second quarter of 2003.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 33.5% for the third quarter of 2003 compared to 29.7% for the third quarter of 2002. The increase in the effective tax rate reflects a smaller amount of tax-exempt income in the current period as well as a change to a higher corporate tax bracket.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS
   ENDED SEPTEMBER 30, 2002

    Net interest income on a fully taxable equivalent basis increased $1,198,000 or 6.4% to $19,792,000 or 3.49% of average earning assets for the first nine months of 2003 compared to $18,594,000 or 3.51% of average earning assets for the same period of 2002. The provision for loan losses for the nine months ended September 30, 2003 was $781,000 compared to $702,000 for the same period of 2002.

    Noninterest income and noninterest expense for the nine months periods ended September 30, 2003 and 2002 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                           NINE MONTHS
                                              ENDED
                                          SEPTEMBER 30,     INCREASE(DECREASE)
                                        -----------------   ------------------
                                          2003     2002      AMOUNT       %
                                        --------  -------   --------  --------
NONINTEREST INCOME
   Service charges on deposit accounts  $ 2,031    1,977         54       2.7%
   Trust department income                  659      331        328      99.1
   Brokerage income                          77       54         23      42.6
   Mortgage loan servicing fees            (265)     160       (425)   (265.6)
   Gain on sales of mortgage loans        2,342      970      1,372     141.4
   Net gains on sales of
     debt securities                         38      163       (125)    (76.7)
   Credit card fees                         118      111          7       6.3
   Other                                    339      383        (44)    (11.5)
                                        -------   ------      -----
                                        $ 5,339    4,149      1,190      28.7%
                                        =======   ======      =====
NONINTEREST EXPENSE
   Salaries and employee benefits       $ 7,490    6,911        579       8.4%
   Occupancy expense, net                   802      827        (25)     (3.0)
   Furniture and equipment expense        1,570    1,326        244      18.4
   Loss on dispositions of premises
     and equipment                           --        3         (3)   (100.0)
   FDIC insurance assessment                 72       78         (6)     (7.7)
   Advertising and promotion                393      334         59      17.7
   Postage, printing, and supplies          592      623        (31)     (5.0)
   Legal, examination, and
      professional fees                     570      698       (128)    (18.3)
   Credit card expenses                      71       70          1       1.4
   Credit investigation and loan
      collection expenses                    93      164        (71)    (43.3)
   Amortization of intangible assets        241      224         17       7.6
   Other                                  1,781    1,783         (2)      0.1
                                        -------   ------      -----
                                        $13,675   13,041        634       4.9%
                                        =======   ======      =====

    Noninterest income increased $1,190,000 or 28.7% to $5,339,000 for the first nine months of 2003 compared to $4,149,000 for the same period of 2002. The increase in trust department income of $328,000 or 99.1% primarily reflects the collection of two large trust distribution fees. The $23,000 or 42.6% increase in brokerage income is the result of higher sales volume in 2003. The $425,000 or 265.6% decrease in mortgage loan servicing fees reflects a $556,000 impairment charge to our Company's mortgage servicing rights taken during 2003 versus a $199,000 impairment charge taken in 2002. Gains on sales of mortgage loans increased $1,372,000 or 141.4% due to an increase in volume of loans originated and sold to the secondary market from approximately $67,002,000 during the first nine months of 2002 to approximately $105,146,000 during the same period in 2003 as well as an increase in margins on the sales of mortgage loans during 2003. The Company recognized $38,000 in gains on sales of securities during the first nine months of 2003 compared to $163,000 for the same period in 2002.

    Noninterest expense increased $634,000 or 4.9% to $13,675,000 for the first nine months of 2003 compared to $13,041,000 for the first nine months of 2002. Salaries and benefits increased $579,000 or 8.4%. Approximately $62,000 of this increase is related to the acquisition of the Springfield, Missouri branch. The balance of the increase is due to normal salary increases and higher health insurance premiums. The $244,000 or 18.4% increase in furniture and equipment expense reflects higher depreciation expense related to purchases of core data processing hardware and software during the second half of the prior year. The $59,000 or 17.7% increase in advertising and promotion reflects startup costs and marketing surveys with a new marketing agency for the Company. The $128,000 or 18.3% decrease in legal, examination, and professional fees reflects consulting fees paid in the prior year for services related to the Company's conversion to a single data processing system. The $71,000 or 43.3% decrease in credit investigation and loan collection expenses reflects lower costs related to foreclosed properties.

    Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 31.6% for the first nine months of 2003 compared to 29.1% for the first nine months of 2002. The increase in the effective tax rate reflects a smaller amount of tax-exempt income in the current period as well as a change to a higher corporate tax bracket.

NET INTEREST INCOME

    Fully taxable equivalent net interest income increased $754,000 or 12.1% and $1,198,000 or 6.4% respectively for the three month and nine month periods ended September 30, 2003 compared to the corresponding periods in 2002.

    The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2003 and 2002.

(DOLLARS EXPRESSED IN THOUSANDS)

                             THREE MONTHS ENDED              THREE MONTHS ENDED
                             SEPTEMBER 30, 2003              SEPTEMBER 30, 2002
                       ------------------------------  ------------------------------
                                   INTEREST    RATE                INTEREST    RATE
                        AVERAGE     INCOME/   EARNED/   AVERAGE     INCOME/   EARNED/
                        BALANCE   EXPENSE/1/  PAID/1/   BALANCE    EXPENSE/1  PAID/1/
                       ---------  ----------  -------  ---------  ----------  -------
ASSETS
Loans:/2/
 Commercial            $198,143     $ 2,922     5.85%  $143,140     $ 2,258     6.26%
 Real estate            324,861       4,740     5.79    285,417       4,814     6.69
 Consumer                41,223         864     8.32     47,804       1,000     8.30
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies             158,201       1,027     2.58    152,082       1,377     3.59
  State and municipal    30,488         494     6.43     36,933         610     6.55
  Other                   4,054          37     3.62      4,972          53     4.23
Federal funds sold       33,564          76     0.90     46,631         200     1.70
Interest-bearing
 deposits                 3,955           8     0.80      1,411           8     2.25
                       --------     -------            --------     -------
  Total interest
   earning assets       794,489      10,168     5.08    718,390      10,320     5.70

All other assets         74,144                          73,811
Allowance for loan
 losses                  (7,958)                         (7,018)
                       --------                        --------
  Total assets         $860,675                        $785,183
                       ========                        ========

Continued on next page

                              THREE MONTHS ENDED             THREE MONTHS ENDED
                              SEPTEMBER 30, 2003             SEPTEMBER 30, 2002
                         ---------------------------    -----------------------------
                                    INTEREST    RATE               INTEREST    RATE
                          AVERAGE    INCOME/   EARNED/  AVERAGE     INCOME/   EARNED/
                          BALANCE  EXPENSE/1/  PAID/1/  BALANCE   EXPENSE/1/  PAID/1/
                         --------  ----------  -------  -------   ----------  -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts             $106,138   $    154    0.58%   $ 86,638    $   228    1.04%
Savings                    55,193         81    0.58      49,643        131    1.05
Money market               66,722        136    0.81      64,047        232    1.44
Deposits of
 $100,000 and over         84,471        472    2.22      60,749        457    2.98
Other time deposits       258,511      1,734    2.66     248,358      2,176    3.48
                         --------   --------            --------    -------
  Total time deposits     571,035      2,577    1.79     509,435      3,224    2.51

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                66,005        145    0.87      68,198        270    1.57
Interest-bearing demand
 notes to U.S. Treasury       959          2    0.83       1,055          4    1.50
Other borrowed money       42,017        449    4.24      42,036        581    5.48
                         --------   --------            --------    -------
  Total interest-
   bearing
   liabilities            680,016      3,173    1.85     620,724      4,079    2.61
                                    --------                        -------
Demand deposits            86,096                         72,139
Other liabilities           7,043                          9,486
                         --------                       --------
  Total liabilities       773,155                        702,349
Stockholders' equity       87,520                         82,834
                         --------                       --------
  Total liabilities
   and stockholders'
   equity                $860,675                       $785,183
                         ========                       ========
Net interest income                 $  6,995                        $ 6,241
                                    ========                        =======
Net interest margin/4/                          3.49%                          3.45%
                                                ====                           ====

------------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $170,000 in 2003 and $195,000 in 2002.

/2/ Non-accruing loans are included in the average amounts outstanding.

/3/ Average balances based on amortized cost.

/4/ Net interest income divided by average total interest earning assets.

                              NINE MONTHS ENDED              NINE MONTHS ENDED
                              SEPTEMBER 30, 2003             SEPTEMBER 30, 2002
                       ------------------------------  ------------------------------
                                  INTEREST     RATE               INTEREST     RATE
                        AVERAGE    INCOME/    EARNED/   AVERAGE    INCOME/    EARNED/
                        BALANCE   EXPENSE/1/  PAID/1/   BALANCE   EXPENSE/1   PAID/1/
                       ---------  ----------  -------  ---------  ---------   -------
ASSETS
Loans:/2/
 Commercial            $171,672    $ 7,618     5.93%   $142,405    $ 6,783     6.37%
 Real estate            312,172     13,945     5.97     283,039     14,558     6.88
 Consumer                42,423      2,614     8.24      46,298      2,979     8.60
Investment
 securities:/3/
  U.S. Treasury and
   U.S. Government
   agencies             149,805      3,254     2.90     144,335      4,207     3.90
  State and municipal    31,899      1,586     6.65      37,524      1,912     6.81
  Other                   4,853        134     3.69       4,989        158     4.23
Federal funds sold       40,461        315     1.04      48,853        605     1.66
Interest-bearing
 deposits                 4,235         34     1.07       1,683         33     2.62
                       --------    -------             --------    -------
  Total interest
   earning assets       757,520     29,500     5.21     709,126     31,235     5.89
All other assets         72,017                          71,766
Allowance for loan
 losses                  (7,562)                         (6,888)
                       --------                        --------
  Total assets         $821,975                        $774,004
                       ========                        ========

Continued on next page

                               NINE MONTHS ENDED               NINE MONTHS ENDED
                               SEPTEMBER 30, 2003              SEPTEMBER 30, 2002
                         ------------------------------  ------------------------------
                                     INTEREST    RATE               INTEREST     RATE
                          AVERAGE     INCOME/   EARNED/   AVERAGE    INCOME/    EARNED/
                          BALANCE   EXPENSE/1/  PAID/1/   BALANCE   EXPENSE/1   PAID/1/
                         ---------  ----------  -------  ---------  ---------   -------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
NOW accounts             $ 98,704    $   512     0.69%   $ 87,516    $   703      1.07%
Savings                    53,037        291     0.73      49,687        393      1.06
Money market               63,973        438     0.92      62,057        659      1.42
Deposits of
 $100,000 and over         75,064      1,379     2.46      57,096      1,407      3.29
Other time deposits       248,960      5,260     2.82     247,867      6,942      3.74
                         --------    -------             --------    -------
  Total time deposits     539,738      7,880     1.95     504,223     10,104      2.68

Federal funds purchased
 and securities sold
 under agreements to
 repurchase                68,763        500     0.97      65,430        787      1.61
Interest-bearing demand
 notes to U.S. Treasury       750          5     0.89         815          9      1.48
Other borrowed money       41,291      1,323     4.28      42,341      1,741      5.50
                         --------    -------             --------    -------
  Total interest-
   bearing
   liabilities            650,542      9,708     2.00     612,809     12,641      2.76
                                     -------                         -------
Demand deposits            77,933                          69,734
Other liabilities           7,524                          10,603
                         --------                        --------
  Total liabilities       735,999                         693,146
Stockholders' equity       85,976                          80,858
                         --------                        --------
  Total liabilities
   and stockholders'
   equity                $821,975                        $774,004
                         ========                        ========
Net interest income                  $ 19,792                        $ 18,594
                                     ========                        ========
Net interest margin/4/                           3.49%                            3.51%
                                                 ====                             ====

-----------
/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $518,000 in 2003 and $603,000 in 2002.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                  COMPARED TO
                                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                      -------------------------------------
                                                         CHANGE DUE TO
                                       TOTAL        -----------------------
                                       CHANGE        VOLUME          RATE
                                      --------      --------        -------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $   664           819           (155)
  Real estate /2/                         (74)          619           (693)
  Consumer                               (136)         (138)             2
 Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (350)           54           (404)
  State and municipal /2/                (116)         (104)           (12)
  Other                                   (16)           (8)            (8)
Federal funds sold                       (124)          (46)           (78)
Interest-bearing deposits                  --             7             (7)
                                      -------         -----          -----
    Total interest income                (152)        1,203         (1,355)

INTEREST EXPENSE:
NOW accounts                              (74)           43           (117)
Savings                                   (50)           14            (64)
Money market                              (96)           10           (106)
Deposits of
  $100,000 and over                        15           150           (135)
Other time deposits                      (442)           86           (528)
Federal funds purchased
 and securities sold under
 agreements to repurchase                (125)           (9)          (116)
Interest-bearing demand
  notes to U.S. Treasury                   (2)           --             (2)
Other borrowed money                     (132)           --           (132)
                                      -------         -----          -----
    Total interest expense               (906)          294         (1,200)
                                      -------         -----          -----
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $   754           909           (155)
                                      =======         =====          =====

------------
/1/ Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $170,000 in 2003 and $195,000 in 2002.

(DOLLARS EXPRESSED IN THOUSANDS)

                                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                COMPARED TO
                                      NINE MONTHS ENDED SEPTEMBER 20, 2002
                                      ------------------------------------
                                                         CHANGE DUE TO
                                       TOTAL        ----------------------
                                       CHANGE        VOLUME          RATE
                                      --------      --------       -------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
Commercial                            $   835         1,326          (491)
  Real estate /2/                        (613)        1,412        (2,025)
  Consumer                               (365)         (243)         (122)
Investment securities:
  U.S. Treasury and U.S.
    Government agencies                  (953)          154        (1,107)
  State and municipal /2/                (326)         (281)          (45)
  Other                                   (24)           (5)          (19)
Federal funds sold                       (290)          (92)         (198)
Interest-bearing deposits                   1            28           (27)
                                      -------         -----         -----
    Total interest income              (1,735)        2,299        (4,034)

INTEREST EXPENSE:
NOW accounts                             (191)           82          (273)
Savings                                  (102)           25          (127)
Money market                             (221)           19          (240)
Deposits of
  $100,000 and over                       (28)          381          (409)
Other time deposits                    (1,682)           31        (1,713)
Federal funds purchased
 and securities sold under
 agreements to repurchase                (287)           38          (325)
Interest-bearing demand
  notes to U.S. Treasury                   (4)           (1)           (3)
Other borrowed money                     (418)          (42)         (376)
                                      -------         -----         -----
    Total interest expense             (2,933)          533        (3,466)
                                      -------         -----         -----
NET INTEREST INCOME ON A FULLY
  TAXABLE EQUIVALENT BASIS            $ 1,198         1,766          (568)
                                      =======         =====         =====

-------------
/1/ Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $518,000 in 2003 and $603,000 in 2002.

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

         Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, "classified", and "watch list" loans in order to classify or reclassify loans as "loans requiring attention," "substandard," "doubtful," or "loss". During that review, management also determines what loans should be considered to be impaired. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio. See additional discussion concerning nonperforming loans under "Financial Condition."

         The allowance for loan losses was increased by net loan recoveries of $13,000 for the first quarter of 2003 and $2,000 for the second quarter of 2003, and decreased by net loan charge-offs of $52,000 during the third quarter of 2003. That compares to net loan charge-offs of $57,000 for the first quarter of 2002, $$112,000 for the second quarter of 2002, and $212,000 for the third quarter of 2002. The allowance for loan losses was increased by a provision charged to expense of $235,000 for the first quarter of 2003, $236,000 for the second quarter of 2003, and $311,000 for the third quarter of 2003. That compares to $234,000 for each of the first quarter, second, and third quarters of 2002. In addition, our Company acquired $212,000 in loan loss reserves in the Springfield branch acquisition.

         The balance of the allowance for loan losses was $8,078,000 at September 30, 2003 compared to $7,121,000 at December 31, 2002 and $6,994,000 at September 30, 2002. The allowance for loan losses as a percent of outstanding loans was 1.41% at September 30, 2003 compared to 1.46% at December 31, 2002 and 1.45% at September 30, 2002.

                               FINANCIAL CONDITION

         Total assets increased $66,973,000 or 8.4% to $861,391,000 at September 30, 2003 compared to $794,418,000 at December 31, 2002. Total liabilities increased $62,632,000 or 8.8% to $774,223,000. Stockholders' equity increased $4,341,000 or 5.2% to $87,168,000. Approximately $31,725,000 of the increase in total assets is attributed to the acquisition of the Springfield branch. Approximately $30,939,000 of the increase in total liabilities is attributed to the acquisition.

         Loans increased $87,337,000 or 18.0% to $573,901,000 at September 30,
2003 compared to $486,564,000 at December 31, 2002. Approximately $27,827,000 of the increase in loans is attributed to the acquisition. Other than increase attributable to the acquisition, commercial loans increased $49,116,000; real estate construction loans increased $8,211,000; real estate mortgage loans increased $8,791,000; and consumer loans decreased $6,608,000. The increases in commercial, real estate construction loans, and real estate mortgage loans reflect the continuing strong loan demand that our Company is experiencing in its market areas. The increase in commercial loans represents a broad variety of loans. The increase in real estate construction loans primarily reflects commercial real estate loans. The decrease in consumer loans is reflective of lower rates in the markets that our Company is unwilling to match, primarily in the area of automobile financing.

         Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $2,712,000 or 0.47% of total loans at September 30, 2003 compared to $3,009,000 or 0.62% of total loans at December 31, 2002, a decrease of $297,000. Most of this decrease in nonperforming loans was in construction and mortgage loans contractually past-due 90 days or more and still accruing. Detail of those balances plus repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)


                                         SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                          -----------------   -----------------
                                                       % OF                % OF
                                                      GROSS               GROSS
                                          BALANCE     LOANS   BALANCE     LOANS
                                          -------     -----   -------     -----
     Nonaccrual loans:
         Commercial                       $1,170      .20%    $1,179      .24%
         Real Estate:
           Construction                       96      .02         69      .01
           Mortgage                        1,169      .20      1,152      .24
         Consumer                             50      .01         81      .02
                                          ------     ----     ------      ---
                                           2,485     0.43      2,481      .51
                                          ------     ----     ------      ---
Loans contractually past-due 90 days
       or more and still accruing:
          Commercial                          89      .02         85      .02
          Real Estate:
            Construction                      --       --        169      .03
            Mortgage                         121      .02        254      .05
          Consumer                            17       --         20      .01
                                          ------     ----     ------      ---
                                             227      .04        528      .11
                                          ------     ----     ------      ---

           Restructured loans                 --       --         --       --
                                          ------     ----     ------      ---
              Total nonperforming loans    2,712     0.47%     3,009      .62%
                                                     ====                 ===
              Other real estate              107                 116
              Repossessions                   60                 115
                                           -----              ------
              Total nonperforming assets  $2,879              $3,240
                                           =====              ======

         The allowance for loan losses was 297.86% of nonperforming loans at September 30, 2003 compared to 236.66% of nonperforming loans at December 31, 2002.

         It is the Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 2003 and 2002, which would have been recorded under the original terms of those loans, was approximately $182,000 and $222,000 for the nine months ended September 30, 2003 and 2002, respectively. Approximately $26,000 and $19,000 was actually recorded as interest income on such loans for the nine months ended September 30, 2003 and 2002, respectively.

         A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans at September 30, 2003 included in the table above, which were considered impaired, management has identified additional loans totaling approximately $13,920,000 and $9,137,000 at September 30, 2003 and December 31, 2002, respectively, which are not included in the table above but are considered by management to be impaired. The $13,920,000 of loans identified by management as being impaired reflected various commercial, commercial real estate, real estate, and consumer loans ranging in size from approximately $3,000 to approximately $3,830,000. The increase in impaired loans since December 31, 2002 is primarily represented by one large auto floor plan line of approximately $3,830,000. The average balance of nonaccrual and other impaired loans for the first nine months of 2003 was approximately $15,569,000. At September 30, 2003 the allowance for loan losses on impaired loans was $1,668,000 compared to $1,352,000 at December 31, 2002.

         As of September 30, 2003 and December 31, 2002 approximately $6,160,000 and $2,697,000, respectively, of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk. The increase in this category since December 31, 2002 primarily reflects loans to one large commercial borrower that has not provided current financial statements. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned a higher risk category.

         Investment in debt and equity securities classified as available-for-sale increased $5,045,000 or 2.7% to $191,769,000 at September 30, 2003 compared to $186,724,000 at December 31, 2002. Investments classified as available-for-sale are carried at fair value. During 2003, the market valuation account decreased $847,000 to $2,629,000 to reflect the fair value of available-for-sale investments at September 30, 2003, and the net after tax decrease resulting from the change in the market valuation adjustment of $586,000 decreased the stockholders' equity component to $1,709,000 at September 30, 2003.

        At December 31, 2002 the market valuation account for the available-for-sale investments of $3,476,000 increased the amortized cost of those investments to their fair value on that date, and the net after tax increase resulting from the market valuation adjustment of $2,294,000 was reflected as a separate positive component of stockholders' equity.

         Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $27,729,000 or 35.8% to $49,682,000 at September 30 2003 compared to $77,411,000 at December 31, 2002.

         Premises and equipment increased $1,409,000 or 8.5% to $17,995,000 at September 30, 2003 compared to $16,586,000 at December 31, 2002. The increase reflects assets acquired in the acquisition of $1,814,000 plus expenditures for premises and equipment of $845,000, offset by depreciation expense of $1,244,000 and sales and retirements of premises and equipment of $6,000.

         Goodwill and intangible assets increased $2,013,000 or 8.3% to $26,276,000 at September 30, 2003 compared to $24,263,000 at December 31, 2002.
This increase reflects goodwill and core deposit intangible related to the acquisition.

        Total deposits increased $67,716,000 or 11.5% to $658,907,000 at September 30, 2003 compared to $591,191,000 at December 31, 2002. Approximately $30,736,000 of this increase is attributed to the acquisition. Other than the increase attributable to the acquisition, demand deposits increased approximately $9,364,000 and time and other interest-bearing deposits increased approximately $27,616,000. These increases reflect increased public fund deposits of approximately $6,800,00, approximately $10,649,000 of brokered time deposits, as well as a general increase in consumer deposit levels as a result of depositors moving funds back into financial institutions.

         Federal funds purchased and securities sold under agreements to repurchase decreased $2,597,000 or 3.9% to $64,762,000 at September 30, 2003 compared to $67,359,000 at December 31, 2002. The decrease is primarily due to lower public fund repurchase agreements.

         The increase in stockholders' equity reflects net income of $6,942,000 less dividends declared of $2,057,000, a $586,000 change in accumulated other comprehensive income, the sale of treasury stock of $28,000, and the purchase of fractional common shares of $3,000.

         No material changes in the Company's liquidity or capital resources have occurred since December 31, 2002.

         On January 1, 2002, our Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As of January 1, 2003 our Company had unamortized goodwill of $23,408,000, core deposit intangibles of $730,000,consulting/noncompete agreements of $125,000, and mortgage servicing rights of $1,516,000, all of which were subject to the transition provisions of SFAS 142. Under SFAS 142, our Company will continue to amortize, on a straight-line basis, its core deposit intangibles associated with the purchases of Citizens Union State Bank and Trust and the Springfield branch. Consulting/noncompete agreements will also continue to amortize on a straight-line basis. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead will be tested annually for impairment following our Company's existing methods of measuring and recording impairment losses. Our Company completed the annual goodwill impairment test required under SFAS 142 as of December 31, 2002 and found no impairment existed.

         The gross carrying amount and accumulated amortization of our Company's amortized intangible assets for the periods ended September 30, 2003 and December 31, 2002 are as follows:

                                                 September 30, 2003                 December 31, 2002
                                          -------------------------------     ------------------------------
                                          Gross Carrying      Accumulated     Gross Carrying    Accumulated
                                               Amount        Amortization         Amount        Amortization
                                          --------------     ------------     --------------    ------------
Amortized intangible asset:
  Core deposit intangible                 $  2,265,000        (1,197,978)        1,800,000      (1,069,860)
  Consulting/Noncompete agreements             900,000          (887,500)          900,000        (775,000)
                                           -----------        -----------        ---------      -----------
                                          $  3,165,000        (2,085,478)        2,700,000      (1,844,860)
                                           ===========        ===========        =========      ===========

         The aggregate amortization expense of intangible assets subject to amortization for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                      ----------------------     -------------------
                                                         2003          2002       2003        2002
                                                      ----------      ------     -------     -------
Aggregate amortization expense                        $   91,278      74,670     240,618     224,010
                                                      ==========      ======     =======     =======

         The estimated amortization expense of intangible assets for the next five years is as follows:

Estimated amortization expense:
         For year ended 2003            $   306,896
         For year ended 2004                215,112
         For year ended 2005                215,112
         For year ended 2006                215,112
         For year ended 2007                201,852

         Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a straight line basis over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                                        September 30,
                                                               -----------------------------
                                                                    2003            2002
                                                               -------------    ------------
Balance, beginning of period                                   $  1,515,848       1,134,234
Originated mortgage servicing rights                              1,021,271         546,281
Amortization                                                       (399,837)       (194,196)
Impairment charge                                                  (556,040)       (199,241)
                                                               ------------     -----------
Balance, end of period                                         $  1,581,242       1,287,078
                                                               ============     ===========

Mortgage loans serviced                                        $210,244,000     184,945,000
                                                               ============     ===========
Mortgage servicing rights as a
  percentage of mortgage loans serviced                                0.75%           0.70%

         The estimated amortization expense of mortgage servicing rights for the next five years is as follows:

         Estimated amortization expense:
                  For year ended 2003           $    501,100
                  For year ended 2004                405,225
                  For year ended 2005                405,225
                  For year ended 2006                405,225
                  For year ended 2007                405,225

         Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended September 30, 2003 and December 31, 2002 is summarized as follows:

                                                                 September 30, 2003
                                           ------------------------------------------------------------
                                           The Exchange     Citizens Union
                                           National Bank    State Bank and       Osage
                                           of Jefferson        Trust of       Valley Bank
                                               City            Clinton         of Warsaw        Total
                                           -------------    --------------    -----------    ----------
Goodwill associated with the
     purchase of subsidiaries              $   4,382,098      16,701,762       4,112,876     25,196,736
                                           =============      ==========       =========     ==========

                                                          December 31, 2002
                                     ------------------------------------------------------------
                                     The Exchange     Citizens Union
                                     National Bank    State Bank and      Osage
                                     of Jefferson        Trust of       Valley Bank
                                         City            Clinton         of Warsaw        Total
                                     -------------    --------------    -----------    ----------
Goodwill associated with the
     purchase of subsidiaries         $ 4,382,098      14,912,760       4,112,876      23,407,734
                                      ===========      ==========       =========      ==========

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Our Company has implemented the requirements of FASB Interpretation No. 45 and determined they did not have a material effect on our Company's consolidated financial statements other that the additional disclosure requirements.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within this scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on our Company's consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, on September 17, 2003, the FASB deferred this effective date until the end of the first interim or annual period ending after December 15, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. On July 1, 2003, we implemented FASB Interpretation No. 46, which did not have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At September 30, 2003, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 7% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 9% at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

  Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

  There has been no change in our Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    31.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by our Company during the three-month period ended September 30, 2003.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCHANGE NATIONAL BANCSHARES, INC.

        Date                            By /s/ James E. Smith
        ----                               -----------------------------------
    November 12, 2003                         James E. Smith, Chairman of the
                                           Board and Chief Executive Officer
                                           (Principal Executive Officer)

                                        By /s/ Richard G. Rose
                                           -----------------------------------
    November 12, 2003                          Richard G. Rose, Treasurer
                                           (Principal Financial Officer and
                                            Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                          September 30, 2003 Form 10-Q

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

    31.1          Certificate of the Chief Executive Officer of the Company
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002              37

    31.2          Certificate of the Chief Financial Officer of the Company
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002              38

    32.1          Certificate of the Chief Executive Officer of the Company
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002              39

    32.2          Certificate of the Chief Financial Officer of the Company
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002              40

                  ** Incorporated by reference.