Form 10-K
period 2003-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2004-03-15
CIK 893847

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2003

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

              SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
       None                                               N/A

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                     Common Stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

The aggregate market value of the 3,256,655 shares of voting stock of the registrant held by non-affiliates computed by reference to the $35.77 closing price of such stock on March 1, 2004, was $116,490,549. The aggregate market value of the 3,255,002 shares of voting stock of the issuer held by non-affiliates computed by reference to the $37.31 closing price of such stock on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was $121,444,125. As of March 1, 2004, the registrant had 4,298,353 shares of common stock, par value $1.00 per share, issued and 4,169,847 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2003 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      Our Company, Exchange National Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Exchange was incorporated under the laws of the State of Missouri on October 23, 1992, and on April 7, 1993 it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares. On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank, Calhoun Bancshares' wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank. On October 25, 1999, Exchange established ENB Holdings, Inc. as a wholly-owned subsidiary for the sole purpose of effecting the June 16, 2000 merger with CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB. City National subsequently was merged into Exchange National Bank. ENB Holdings owns 27.4% of Exchange National Bank with the balance owned by Exchange. On October 17, 2001, Exchange and Union each received approval from the Federal Reserve and elected to become a financial holding company.

      Except as otherwise provided herein, references herein to "Exchange" or our "Company" include Exchange and its consolidated subsidiaries, and references herein to our "Banks" refer to Exchange National Bank, Citizens Union State Bank and Osage Valley Bank.

RECENT DEVELOPMENTS

      ISSUANCE OF TRUST PREFERRED SECURITIES. Our Company is in the process of completing a private placement of $25,000,000 in 30-year floating rate trust preferred securities (TPS). The interest rate on the TPS will be a floating rate based on a specified margin above three-month LIBOR. It is expected that the placement will be closed on or about March 17, 2004. Based on the LIBOR rate as of March 8, 2004, the initial interest rate would be 3.81%. The TPS can be prepaid without penalty at any time after five years from the issuance date.

      The TPS represent preferred interests in a special purpose subsidiary trust organized by our Company. Our Company will invest approximately $750,000 in common interests in the trust and the purchaser in the private placement will purchase $25,000,000 in preferred interests. The proceeds will be used to purchase from our Company its 30-year deeply subordinated debentures whose terms mirror those stated above for the TPS. The debentures are guaranteed by our Company pursuant to a subordinated guarantee. The trustee for the TPS holders will be U.S. Bank, N.A. The trustee will not have the power to take enforcement action in the event of a default under the TPS for five years from the date of default. In the event of default, however, our Company would be precluded from paying dividends until the default is cured.

      The proceeds of the TPS placement will be used by our Company to pay down and eliminate a loan in the amount of $11,000,000 under its line of credit, to enable our Company to repurchase shares of its outstanding common stock, to provide additional capital to one of its subsidiary banks to facilitate expansion into two new markets and for general corporate purposes.

      Currently, Federal Reserve Regulations allow TPS to be counted for up to 25% of total core capital elements. Because of a change in accounting practices which do not permit TPS to be included in capital, the Federal Reserve Board is considering whether to modify or eliminate Tier 1 capital treatment for TPS. In the event the Federal Reserve Board would eliminate Tier 1 capital treatment for TPS without providing grandfather rights to issues outstanding prior to the change in treatment, our Company's ability to use the proceeds for share repurchases and expansion would be inhibited, but not eliminated.

      LEE'S SUMMIT AND BRANSON, MISSOURI BRANCHES. In the first quarter of 2004, our Company announced its intention to expand into the Lee's Summit and Branson, Missouri markets. Subject to regulatory approval, we intend to open a de novo branch facility in each of those communities during the second quarter of 2004.

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

      CITIZENS UNION STATE BANK. Citizens Union State Bank was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. Union State Bank converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. On May 4, 2000, Union State Bank merged with Citizens State Bank of Calhoun and changed its name to Citizens Union State Bank and Trust. Citizens Union State Bank has nine banking offices, including its principal office at 102 North Second Street in Clinton, Missouri, four Clinton branch facilities, and a branch facility in each of the Missouri communities of Springfield, Collins, Osceola and Windsor. See "Item 2. Properties".

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

EMPLOYEES

      As of December 31, 2003, Exchange and its subsidiaries had approximately 245 full-time and 35 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

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

      The areas in which Citizens Union State Bank competes for deposits and loans are its primary service areas of Clinton, Springfield, Collins, Windsor and Osceola, Missouri and its secondary service area of the nearby communities in Henry and St. Clair counties. Citizens Union State Bank's principal competition for deposits and loans comes from four other banks within its primary service area and, to an increasing extent, six other banks in nearby communities. Based on publicly available information, management believes that Citizens Union State Bank is the largest (in terms of deposits) of the banks within Henry and St. Clair counties. The main competition for Citizens Union State Bank's trust services is from the trust departments of other commercial banks in the Kansas City area.

      Osage Valley Bank competes for deposits and loans in its primary service area of Warsaw, Missouri and its secondary service area of the nearby communities in Benton County. Osage Valley Bank's principal competition for deposits and loans comes from banks within its primary service area of Warsaw and in nearby communities. Based on publicly available information, management believes that Osage Valley Bank is the largest (in terms of deposits) of the five banks within Benton County.

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

      On December 31, 2003, Exchange was in compliance with all of the FRB's capital adequacy guidelines. Exchange's capital ratios on December 31, 2003 are shown below:

                                                              Total Risk-Based
                                       Tier 1 Risk-Based      Capital Ratio (8%
               Leverage Ratio (4%      Capital Ratio (4%           minimum
              minimum requirement)    minimum requirement)      requirement)
              --------------------    --------------------    -----------------
Exchange                      7.18%                   9.78%               10.98%

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

      On December 31, 2003, each of our Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios and classifications of each of our Banks as of December 31, 2003 is shown on the following chart.

                                                 Tier 1            Total
                                               Risk-Based       Risk-Based
                            Leverage Ratio    Capital Ratio    Capital Ratio     Classification
                            --------------    -------------    -------------    ----------------
Exchange National Bank                9.17%           11.94%           13.19%   Well-Capitalized
Citizens Union State Bank             7.44%           10.24%           11.39%   Well-Capitalized
Osage Valley Bank                     6.76%           12.12%           13.10%   Well-Capitalized

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

AVAILABLE INFORMATION

      The address of our principal executive offices is 132 East High Street, Jefferson City, MO 65101 and our telephone number at this location is (573) 761-6100. Our common stock trades on the Nasdaq national market under the symbol "EXJF".

      We electronically file certain documents with the Securities and Exchange Commission (SEC). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC's internet website (www.sec.gov). You may also read and copy our SEC filings at the SEC's public reference room located at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges.

      As of the date of this report, we do not maintain an internet website on which we make available our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Company is presently working to establish a website to make such filings and reports available. We anticipate having the site operational during the 2nd quarter of 2004. Our Company will provide a copy of any of our public filings, excluding exhibits, free of charge upon written request made to Kathleen L. Bruegenhemke, Exchange National Bancshares, Inc., 132 East High Street, Jefferson City, MO 65101. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

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

      The principal offices of Union and Citizens Union State Bank are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by Citizens Union State Bank, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for Union's and Citizens Union State Bank's operations. Citizens Union State Bank also operates eight branch banking facilities, of which seven are owned by it. Citizens Union State Bank owns its downtown Clinton branch, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable office space, all of which is used in Citizens Union State Bank operations. Citizens Union State Bank owns a second branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a two-story building which has approximately 5,760 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns its third branch banking facility, which is located at 608 East Ohio Street in Clinton. This facility is a one-story building which has approximately 3,500 square feet of usable office space, all of which is used for Citizens Union State Bank's operations. Citizens Union State Bank leases its fourth Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. Citizens Union State Bank leases approximately 600 square feet of space at this facility under a five-year lease expiring in January 2004, with two five-year renewal options granted to Citizens Union State Bank. Citizens Union State Bank owns one Springfield, Missouri branch banking facility located at 321 West Battlefield. The facility is a two-story building constructed in 1986 which has approximately 12,500 square feet of usable office space. The entire upper level (6,600 square feet) is leased to a non-affiliate with the remaining usable office space used for Citizens Union State Bank operations. Citizens Union State Bank owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns a 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. In addition to its existing facilities, Citizens Union State Bank has a new branch facility at 125 South Main in Windsor, Missouri. This facility has 3,600 square feet of office space of which 2,800 square feet is used for operations of Citizens Union State Bank. Management believes that the condition of these banking facilities presently is adequate for Citizens Union State Bank's business and that these facilities are adequately covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of the holders of our Company's common stock during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in our Company's 2003 Annual Report to Shareholders.

      We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

OUR PURCHASES OF EQUITY SECURITIES

      The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2003:

                                                                     (d) Maximum Number
                                                                      (or Approximate
                                      (b)      (c) Total Number of    Dollar Value) of
                      (a) Total     Average     Shares (or Units)    Shares (or Units)
                      Number of      Price      Purchased as Part     that May Yet Be
                      Shares (or   Paid per        of Publicly        Purchased Under
                        Units)       Share     Announced Plans or       the Plans or
Period                Purchased    (or Unit)       Programs *            Programs *
-------------------   ----------   ---------   -------------------   ------------------
October 1-31, 2003             0          --                    --                   --
November 1-30, 2003            0          --                    --                   --
December 1-31, 2003            0          --                    --                   --
Total                          0          --                    --                   --

----------

* On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our Board of Directors authorized an additional $2,000,000 for the purchase of our Company's stock through open market transactions.

ITEM 6. SELECTED FINANCIAL DATA.

      Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Selected Consolidated Financial Data" in Exchange's 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exchange's 2003 Annual Report to Shareholders.

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

      THE PROVISIONS FOR PROBABLE LOAN LOSSES OF EXCHANGE'S BANKING SUBSIDIARIES MAY NEED TO BE INCREASED. Each of Exchange's banking subsidiaries make a provision for loan losses based upon management's analysis of probable losses in the loan portfolio and consideration of prevailing economic conditions. Each of our banks may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio, provision for loan losses, and real estate acquired by foreclosure of each of our banks. Such agencies may require our banks to recognize additions to the provisions for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for probable loan losses, whether required as a result of regulatory review or initiated by Exchange itself, may materially alter the financial outlook of Exchange and its banking subsidiaries.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2003, the rate shock scenario models indicated that annual net interest income could change by as much as 5.82% should interest rates rise or fall within 200 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Exchange's 2003 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

      Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There has been no change in our company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Compensation and Other Information--Executive Officers," (iv) the information under the caption "Election of Directors--Meetings of the Board and Committees," and (v) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in Exchange's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

CODE OF ETHICS

      Our Company has adopted a Code of Business Conduct and Ethics for directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions) and employees. A copy of this Code of Business Conduct and Ethics has been filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

      Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Compensation and Other Information--Report on Executive Compensation," (ii) the information under the caption "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation," (iii) the information under the caption "Executive Compensation and Other Information--Executive Compensation," (iv) the information under the caption "Executive Compensation and Other Information--Option Grants," (v) the information under the caption "Executive Compensation and Other Information--

Option Exercises and Holdings," (vi) the information under the caption "Executive Compensation and Other Information--Exchange National Bank Profit-Sharing Trust," (vii) the information under the caption "Executive Compensation and Other Information--Citizens Union State Bank Profit-Sharing Plan," (viii) the information under the caption "Executive Compensation and Other Information--Stock Option Plan," (ix) the information under the caption "Executive Compensation and Other Information--Pension Plan," (x) the information under the caption "Executive Compensation and Other Information--Smith Employment Agreement," (xi) the information under the caption "Executive Compensation and Other Information--Change of Control Agreement,"
(xii) the information under the caption "Executive Compensation and Other Information--Company Performance," and (xiii) the information under the caption "Election of Directors--Compensation of Directors", in each case, in Exchange's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in Exchange's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      Our Company has only one equity compensation plan for its employees pursuant to which options, rights or warrants may be granted. See Note 15 to the Consolidated Financial Statements for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2003:

                           Number of                            Number of securities
                        securities to be                         remaining available
                          issued upon       Weighted-average     for future issuance
                          exercise of        exercise price         under equity
                          outstanding        of outstanding      compensation plans
                            options,            options,        (excluding securities
                          warrants and        warrants and       reflected in column
Plan category                rights              rights                 (a))
---------------------   ----------------    -----------------   ---------------------
                              (a)                  (b)                   (c)
Equity compensation
plans approved by
security holders                  98,891*              $20.27                 329,717

Equity compensation
plans not approved by
security holders                      --                   --                      --

Total                             98,891*              $20.27                 329,717

--------------
* Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company's Incentive Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and

Officers" in Exchange's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the captions (i) "Ratification of Selection of Independent Auditors--Independent Auditors' Fees" and (ii) "Ratification of Selection of Independent Auditors--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services", in each case, in Exchange's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) Exhibits, Financial Statements and Financial Statement Schedules:

      1. Financial Statements:

      The following consolidated financial statements of our Company and reports of our Company's independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2003 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

            Independent Auditors' Report.

            Consolidated Balance Sheets as of December 31, 2003 and 2002.

            Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

            Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

            Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

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

10.3 Form of Change of Control Agreement and schedule of parties thereto (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 10.3 and incorporated herein by reference).*

13 The Registrant's 2003 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14                Code of Business Conduct and Ethics of our Company.

21 List of Subsidiaries (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit
                  21 and incorporated herein by reference).

23                Consent of Independent Auditors

24 Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1              Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2              Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

----------

* Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

      (b) Reports on Form 8-K.

            No reports on Form 8-K were filed by our Company during the three month period ended December 31, 2003 except for the following two reports:

                  Form 8-K dated November 19, 2003, filed with the SEC on November 24, 2003 with respect to Items 5 and 7 to report our issuance of a press release dated November 19, 2003 announcing that our board of directors had approved a quarterly cash dividend of 18 cents per share, payable January 1, 2004 to shareholders of record at the close of business on December 15, 2003.

                  Form 8-K dated October 31, 2003, filed with the SEC on November 3, 2003 with respect to Items 7 and 12 to report our issuance of a press release dated October 31, 2003 containing unaudited financial information and accompanying discussion for the third quarter ended September 30, 2003.

      (c) Exhibits.

            See exhibits identified above under Item 15(a)3.

      (d) Financial Statement Schedules.

            See financial statement schedules identified above under Item 15(a)2, if any.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXCHANGE NATIONAL BANCSHARES, INC.

Dated: March 15, 2004              By /s/ James E. Smith
                                      ------------------------------------------
                                          James E. Smith, Chairman of the Board
                                          and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Smith and Richard G. Rose, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                                              Signature and Title

March 15, 2004                          /s/ James E. Smith
                                        ----------------------------------------
                                            James E. Smith, Chairman of the
                                            Board and Chief Executive Officer
                                            (Principal Executive Officer)

March 15, 2004                          /s/ Richard G. Rose
                                        ----------------------------------------
                                            Richard G. Rose, Treasurer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

March 15, 2004                          /s/ David T. Turner
                                        ----------------------------------------
                                            David T. Turner, Director

March 15, 2004                          /s/ James R. Loyd
                                        ----------------------------------------
                                            James R. Loyd, Director

March 15, 2004                          /s/ Charles G. Dudenhoeffer, Jr.
                                        ----------------------------------------
                                            Charles G. Dudenhoeffer, Jr.,
                                            Director

March 15, 2004                          /s/ David R. Goller
                                        ----------------------------------------
                                            David R. Goller, Director

March 15, 2004                          /s/ Philip D. Freeman
                                        ----------------------------------------
                                            Philip D. Freeman, Director

March 15, 2004                          /s/ Kevin L. Riley
                                        ----------------------------------------
                                            Kevin L. Riley, Director

March 15, 2004                          /s/ Gus S. Wetzel, II
                                        ----------------------------------------
                                            Gus S. Wetzel, II, Director

                                  EXHIBIT INDEX

Exhibit No.                        Description                          Page No.
-----------                        -----------                          --------
13                The Registrant's 2003 Annual Report to Shareholders
                  (only those portions of this Annual Report to
                  Shareholders which are specifically incorporated by
                  reference into this Annual Report on Form 10-K
                  shall be deemed to be filed with the Commission)

14                Code of Business Conduct and Ethics of our Company

23                Consent of Independent Auditors

24 Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002