Form 10-Q
period 2004-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2004-05-10
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the quarterly period ended March 31, 2004
                                       or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from_______________to

                         Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            MISSOURI                                          43-1626350
--------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

             132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI 65101
             ----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                 (573) 761-6100
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

      As of May 1, 2004, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 39 pages
                      Index to Exhibits located on page 35

ITEM 1. FINANCIAL STATEMENTS

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     MARCH 31, 2004     DECEMBER 31, 2003
                                                     --------------     -----------------
 ASSETS
 Loans:
    Commercial                                        $217,089,281         $212,440,053
    Real estate - construction                          44,090,057           46,415,577
    Real estate - mortgage                             283,916,027          283,367,122
    Consumer                                            38,598,240           41,696,414
                                                      ------------         ------------
                                                       583,693,605          583,919,166
    Less allowance for loan losses                       8,445,755            8,267,380
                                                      ------------         ------------
           Loans, net                                  575,247,850          575,651,786

 Investments in available for sale debt
        and equity securities, at fair value           217,096,521          188,955,832
 Federal funds sold                                     31,846,598           29,227,798
 Cash and due from banks                                22,333,788           27,817,117
 Premises and equipment                                 18,486,123           17,774,633
 Accrued interest receivable                             5,235,212            5,107,980
 Goodwill                                               25,196,736           25,196,736
 Intangible assets                                         959,466            1,013,244
 Other assets                                            4,799,626            4,850,866
                                                      ------------         ------------
 Total assets                                         $901,201,920         $875,595,992
                                                      ============         ============

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                           MARCH 31, 2004   DECEMBER 31, 2003
                                                          ----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                             $  90,775,993    $  89,214,182
Time deposits                                                 589,218,955      576,047,783
                                                            -------------    -------------
              Total deposits                                  679,994,948      665,261,965

Federal funds purchased and securities
       sold under agreements to repurchase                     74,357,088       72,983,423
Interest-bearing demand notes to U.S. Treasury                    474,913          688,978
Other borrowed money                                           49,059,686       41,629,893
Accrued interest payable                                        1,560,095        1,650,292
Other liabilities                                               6,156,038        5,598,697
                                                            -------------    -------------
              Total liabilities                               811,602,768      787,813,248
                                                            -------------    -------------

Stockholders' equity:

       Common stock - $1 par value; 15,000,000 shares
              authorized; 4,298,353  issued                     4,298,353        4,298,353
       Surplus                                                 21,999,714       21,999,714
       Retained earnings                                       64,332,333       62,789,107
       Accumulated other comprehensive income, net of tax       1,621,261        1,348,079
       Treasury stock; 128,506 shares at cost                  (2,652,509)      (2,652,509)
                                                            -------------    -------------
              Total stockholders' equity                       89,599,152       87,782,744
                                                            -------------    -------------
Total liabilities and stockholders' equity                  $ 901,201,920    $ 875,595,992
                                                            =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------
Interest income                                       $9,761,853   $9,431,647

Interest expense                                       2,954,393    3,282,475
                                                      ----------   ----------

Net interest income                                    6,807,460    6,149,172

Provision for loan losses                                235,500      235,500
                                                      ----------   ----------

Net interest income after provision for loan losses    6,571,960    5,913,672

Noninterest income                                     1,446,655    1,972,003

Noninterest expense                                    4,672,263    4,500,340
                                                      ----------   ----------

Income before income taxes                             3,346,352    3,385,335

Income taxes                                           1,052,553    1,030,098
                                                      ----------   ----------

Net income                                            $2,293,799   $2,355,237
                                                      ==========   ==========

Basic earning per share                               $     0.55   $     0.57
Diluted earnings per share                            $     0.54   $     0.56

Weighted average shares of common stock outstanding
          Basic                                        4,169,847    4,168,381
          Diluted                                      4,211,563    4,192,378

Dividend per share:
          Declared                                    $     0.18   $     0.13
          Paid                                        $     0.18   $     0.13

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                  2004           2003
                                                                                ---------    -------------
Cash flow from operating activities:
Net income                                                                      2,293,799    $  2,355,237
         Adjustments to reconcile net income to net cash
               cash provided by operating activities:
                    Provision for loan losses                                     235,500         235,500
                    Depreciation expense                                          374,353         425,366
                    Net amortization of debt securities
                          premiums and discounts                                  351,857         305,206
                    Amortization of intangible assets                              53,778          74,670
                    (Increase) decrease in accrued interest receivable           (127,232)        170,515
                    Increase in other assets                                      (83,807)       (261,197)
                    Decrease in accrued interest payable                          (90,197)       (183,424)
                    Increase in other liabilities                                 557,340       1,161,887
                    Gain on sales and calls of debt securities                     (2,537)        (53,235)
                    Origination of mortgage loans for sale                    (13,032,376)    (30,973,004)
                    Proceeds from the sale of mortgage loans held for sale     13,252,418      31,664,320
                    Gain on sale of mortgage loans                               (220,042)       (691,316)
                    Loss on disposition of premises and equipment                       -           1,079
                    Other, net                                                          -          14,856
                                                                             ------------    ------------
                    Net cash provided by operating activities                   3,562,854       4,246,460

 Cash flow from investing activities:
         Net decrease (increase) in loans                                          19,239     (21,908,229)
         Purchase of available-for-sale debt securities                      (102,063,028)    (66,116,574)
         Proceeds from maturities of available-for-sale debt securities        62,185,873      51,812,535
         Proceeds from calls of available-for-sale debt securities             11,557,425      19,415,000
         Proceeds from sales of available-for-sale debt securities                250,000       1,553,235
         Purchase of premises and equipment                                    (1,085,843)        (69,997)
         Proceeds from sales of other real estate owned and repossessions         137,148         121,136
                                                                             ------------    ------------
                    Net cash used in investing activities                     (28,999,186)    (15,192,894)
                                                                             ------------    ------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                      2004            2003
                                                                                 -------------    -------------
Cash flow from financing activities:
        Net increase in demand deposits                                             1,561,811       2,079,368
        Net increase in interest-bearing transaction accounts                      19,418,366       5,799,702
        Net (decrease) increase in time deposits                                   (6,247,194)      5,634,369
        Net increase in federal funds purchased and securities sold
              under agreements to repurchase                                        1,373,665       2,148,346
        Net decrease in interest-bearing demand notes
              to U.S. Treasury                                                       (214,065)     (2,600,604)
        Proceeds from subordinated debentures                                      25,774,000               -
        Repayment of Federal Home Loan Bank borrowings                               (393,639)       (139,436)
        Repayment of other borrowed money                                         (17,950,568)     (1,000,000)
        Cash dividends paid                                                          (750,573)       (555,491)
                                                                                 ------------    ------------
                   Net cash provided by in financing activities                    22,571,803      11,366,254
                                                                                 ------------    ------------
Net (decrease) increase in cash and cash equivalents                               (2,864,529)        419,820
                                                                                 ------------    ------------
Cash and cash equivalents, beginning of period                                     57,044,915      77,411,243
                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                         $ 54,180,386    $ 77,831,063
                                                                                 ============    ============

Supplemental disclosure of cash flow information -
   Cash paid (received) during period for:
              Interest                                                           $  3,044,590    $  3,465,899
              Income taxes                                                             60,000        (122,079)

Supplemental schedule of noncash investing activities -
   Other real estate and repossessions acquired in settlement of loans                166,843         185,326

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   Three Months Ended March 31, 2004 and 2003

      The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with our Company's audited consolidated financial statements included in its 2003 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2003 as Exhibit 13.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of March 31, 2004 and December 31, 2003 and the consolidated statements of earnings and cash flows for the three months ended March 31, 2004 and 2003.

      The weighted average common and diluted shares outstanding as well as dividends per share and earnings per share amounts have been restated to give effect to a three-for-two stock split accounted for as a dividend on July 15, 2003.

EARNINGS PER SHARE

      The following table reflects, for the three-month periods ended March 31, 2004 and 2003, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                          -----------------------
                                             2004         2003
                                          ----------   ----------
Net income, basic and diluted             $2,293,799   $2,355,237
                                          ==========   ==========

Average shares outstanding                 4,169,847    4,168,381
Effect of dilutive stock options              41,716       23,997
                                          ----------   ----------
Average shares outstanding
       including dilutive stock options    4,211,563    4,192,378

Net income per share, basic               $     0.55   $     0.57
                                          ==========   ==========
Net income per share, diluted             $     0.54   $     0.56
                                          ==========   ==========

      Our Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, establish accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the provision of APB Opinion No. 25, as described above, and has adopted only the disclosure requirements of SAFS No. 123, as amended by SFAS No. 148.

      The following table illustrates, for the three-month periods ended March 31, 2004 and 2003, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                   --------------------------------
                                                        2004            2003
                                                   -------------    ---------------
Net income:
        As reported                                $   2,293,799    $   2,355,237
        Deduct total stock-based employee
               compensation expense determined
               under fair-value-based method for
               all awards, net of tax                    (33,797)         (23,419)
                                                   -------------    -------------
        Pro forma net income                       $   2,260,002    $   2,331,818
                                                   =============    =============

Pro forma earnings per common share:

        As reported basic                          $        0.55    $        0.57

        Pro forma basic                                     0.54             0.56

        As reported diluted                                 0.54             0.56

        Pro forma diluted                                   0.54             0.55

COMPREHENSIVE INCOME

      For the three-month periods ended March 31, 2004 and 2003, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2004 and 2003 is summarized as follows:

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  --------------------------
                                                                      2004           2003
                                                                  -----------    -----------
Net income                                                        $ 2,293,799    $ 2,355,237
    Other compreshensive income:
            Net unrealized holding gains on
                     investments in debt and equity securities
                     available-for-sale, net of taxes                 274,831         55,241
            Adjustment for net securities gains realized in net
                     income, net of applicable income taxes            (1,649)       (35,135)
                                                                  -----------    -----------
            Total other comprehensive income                          273,182         20,106
                                                                  -----------    -----------
Comprehensive income                                              $ 2,566,981    $ 2,375,343
                                                                  ===========    ===========

SEGMENTS

      Through the respective branch network, Exchange National Bank, Citizens Union State Bank, and Osage Valley Bank provide similar products and services in three defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton and Warsaw, Missouri. The products and services offered to customers primarily within their respective geographical areas. The business segments results that follow are consistent with our Company's internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United States of America and practices prevalent in the banking industry.

                                                                 MARCH 31, 2004
                                                     CITIZENS
                                    THE EXCHANGE    UNION STATE       OSAGE
                                    NATIONAL BANK    BANK AND      VALLEY BANK
                                    OF JEFFERSON     TRUST OF          OF          CORPORATE
                                        CITY         CLINTON         WARSAW        AND OTHER        TOTAL
                                    ------------   ------------   -----------    -------------   ------------
Balance sheet information:
       Loans, net of allowance
            for loan losses         $357,869,983   $172,654,759   $ 44,723,10$   $          -    $575,247,850
       Debt and equity securities    136,601,928     44,698,452     35,022,141        774,000     217,096,521
       Goodwill                        4,382,098     16,701,762      4,112,876              -      25,196,736
       Intangible assets                       -        959,466              -              -         959,466
       Total assets                  527,651,267    283,453,986     89,516,335        580,332     901,201,920
       Deposits                      392,928,809    229,374,151     73,613,021    (15,921,033)    679,994,948
       Stockholders' equity           50,337,053     38,274,731     10,238,023     (9,250,655)     89,599,152
                                    ============   ============   ============   ============    ============

                                                                    DECEMBER 31, 2003
                                                       CITIZENS
                                      THE EXCHANGE    UNION STATE        OSAGE
                                     NATIONAL BANK      BANK AND       VALLEY BANK
                                     OF JEFFERSON       TRUST OF           OF           CORPORATE
                                         CITY           CLINTON          WARSAW         AND OTHER        TOTAL
                                     ------------     ------------     ------------    ------------   ------------
Balance sheet information:
      Loans, net of allowance
             for loan losses         $356,157,080     $174,415,896     $ 45,078,810      $        -   $575,651,786
      Debt and equity securities      110,422,665       45,520,374       33,012,793               -    188,955,832
      Goodwill                          4,382,098       16,701,762        4,112,876               -     25,196,736
      Intangible assets                         -        1,013,244                -               -      1,013,244
      Total assets                    502,800,863      281,534,651       91,417,739        (157,261)   875,595,992
      Deposits                        370,806,600      228,706,626       74,414,622      (8,665,883)   665,261,965
      Stockholders' equity             50,025,363       37,444,782        9,911,423      (9,598,824)    87,782,744
                                     ============     ============     ============    ============   ============

                                                    THREE MONTHS ENDED MARCH 31, 2004
                                                      CITIZENS
                                    THE EXCHANGE     UNION STATE      OSAGE
                                    NATIONAL BANK     BANK AND     VALLEY BANK
                                    OF JEFFERSON      TRUST OF         OF          CORPORATE
                                        CITY          CLINTON        WARSAW        AND OTHER        TOTAL
                                     ----------     ----------     ----------     -----------     ----------
Statement of earnings:
       Total interest income         $5,566,376     $3,136,931     $1,079,486     $  (20,940)     $9,761,853
       Total interest expense         1,604,185        867,756        408,786         73,666       2,954,393
                                     ----------     ----------     ----------     ----------      ----------
       Net interest income            3,962,191      2,269,175        670,700        (94,606)      6,807,460
       Provision for loan losses        150,000         75,000         10,500              -         235,500
       Noninterest income               974,056        403,160         90,550        (21,111)      1,446,655
       Noninterest expense            2,693,351      1,520,253        418,517         40,142       4,672,263
       Income taxes                     675,650        334,869         96,634        (54,600)      1,052,553
                                     ----------     ----------     ----------     ----------      ----------
       Net income (loss)             $1,417,246     $  742,213     $  235,599     $ (101,259)     $2,293,799
                                     ==========     ==========     ==========     ==========      ==========

                                                       THREE MONTHS ENDED MARCH 31, 2003
                                                     CITIZENS
                                    THE EXCHANGE    UNION STATE      OSAGE
                                    NATIONAL BANK    BANK AND     VALLEY BANK
                                    OF JEFFERSON     TRUST OF          OF         CORPORATE
                                       CITY          CLINTON         WARSAW       AND OTHER         TOTAL
                                     ----------     ----------     ----------     ----------      ----------
Statement of earnings:
       Total interest income         $5,566,926     $2,831,730     $1,032,991     $        -      $9,431,647
       Total interest expense         1,821,744        910,153        428,747        121,831       3,282,475
                                     ----------     ----------     ----------     ----------      ----------
       Net interest income            3,745,182      1,921,577        604,244       (121,831)      6,149,172
       Provision for loan losses        150,000         75,000         10,500              -         235,500
       Noninterest income             1,576,134        334,044         82,849        (21,024)      1,972,003
       Noninterest expense            2,722,923      1,306,870        384,662         85,885       4,500,340
       Income taxes                     775,100        253,632         79,166        (77,800)      1,030,098
                                     ----------     ----------     ----------     ----------      ----------
       Net income (loss)             $1,673,293     $  620,119     $  212,765     $ (150,940)     $2,355,237
                                     ==========     ==========     ==========     ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON BANCSHARES INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO BANCSHARES AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH BANCSHARES CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN BANCSHARES, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY BANCSHARES; AND THE ABILITY OF BANCSHARES TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire document. These have an impact on our Company's financial condition and results of operation.

      BUSINESS STRATEGY: In 1865, The Exchange National Bank of Jefferson City opened for business serving the loan and deposit needs of citizens living in Missouri's State Capitol of Jefferson City. Leveraging off of its strong equity position, Exchange National Bank's Board of Directors established Exchange National Bancshares, Inc., a multi-bank holding company on October 23, 1992. On April 7, 1993, Exchange National Bancshares, Inc. acquired The Exchange National Bank of Jefferson City. On November 3, 1997, our Company acquired Union State Bancshares, Inc. and its wholly-owned subsidiary, Union State Bank and Trust of Clinton, Missouri. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank., Calhoun Bancshares' wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank of Warsaw, Missouri. On June 16, 2000, our Company acquired CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB, Jefferson City, Missouri. City National subsequently was merged into Exchange National Bank. Finally, on June 26, 2003 our Company purchased the Springfield, Missouri branch of Missouri State Bank. Following the purchase, this branch was merged into Citizens Union State Bank and Trust.

      RECENT EVENTS: With ample capital available, our Company's business strategy continues to focus on increasing loan and deposit levels through internal, organic means in addition to expanding our de novo branching network into metropolitan growth areas. During the first quarter of 2004, our Company announced regulatory filings to establish de novo branches in the Branson and Lee's Summit, Missouri communities. Our Company also announced the completion of a $25,000,000 private placement of floating-rate trust preferred securities. $11,000,000 of the proceeds from the placement was used to reduce existing debt. The balance of the proceeds may be used to finance expansion into new markets and for other general corporate purposes.

      MATERIAL CHALLENGES AND RISKS: Our Company may experience difficulties in managing growth and in effectively integrating newly established branches. As part of our general strategy, our Company may continue to acquire banks and establish de novo branches that we believe provide a strategic fit. To the extent that our Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. The successes of our Company's growth strategy will depend primarily on the ability of our banking subsidiaries to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. Our Company's financial performance also depends, in part, on our ability to manage various portfolios and to successfully introduce additional financial products and services. Furthermore, the success of our Company's growth strategy will depend on our ability to maintain sufficient regulatory capital levels and on general economic conditions that are beyond our control.

      REVENUE SOURCE: Through the respective branch network, Exchange National Bank, Citizens Union State Bank and Osage Valley Bank provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, Warsaw and Springfield, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results which follow are consistent with our Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

      Much of our Company's business is commercial, commercial real estate development, and mortgage lending. Our Company has experienced continued strong loan demand in the communities within which we operate even during economic slowdowns. Our Company's income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancings.

      Our Company's primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. The Company also derives income from trust, brokerage, credit card and mortgage banking activities and service charge income.

      Our Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, our Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

      We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of our Company's results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. The impact and any associated risks related to these policies on our business operations are discussed in the "Lending and Credit Management" section below.

RESULTS OF OPERATIONS

      Net income for the three months ended March 31, 2004 of $2,294,000 decreased $61,000 when compared to the first quarter of 2003. Diluted earnings per common share for the first quarter of 2004 of $0.54 decreased 2 cents or 3.6% when compared to the first quarter of 2003.

      The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

                (DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                               2004       2003
                                              ------     ------
Interest income                               $9,762     $9,431
Fully taxable equivalent (FTE) adjustment        161        185
                                              ------     ------
Interest income (FTE basis)                    9,923      9,616
Interest expense                               2,954      3,282
                                              ------     ------
Net interest income (FTE basis)                6,969      6,334
Provision for loan losses                        236        236
                                              ------     ------
Net interest income after provision for
        loan losses (FTE basis)                6,733      6,098
Noninterest income                             1,447      1,972
Noninterest expense                            4,672      4,500
                                              ------     ------
Earning before income taxes (FTE basis)        3,508      3,570
                                              ------     ------
Income taxes                                   1,053      1,030
FTE adjustment                                   161        185
                                              ------     ------
Income taxes (FTE basis)                       1,214      1,215
                                              ------     ------
Net Income                                    $2,294     $2,355
                                              ======     ======

      Our Company's primary source of earning is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $635,000 or 10.0% to $6,969,000 or 3.45% of average earning assets for the first quarter of 2004 compared to $6,334,000 or 3.53% of average earning assets for the same period of 2003. The provision for loan losses was $236,000 for both reporting periods.

      Noninterest income and noninterest expense for the three-month periods ended March 31, 2004 and 2003 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,            INCREASE (DECREASE)
                                                           -------------------      ---------------------
                                                            2004        2003         AMOUNT          %
                                                           -------     -------      -------        ------
NONINTEREST INCOME
       Service charges on deposit accounts                 $   740     $   621      $   119         19.2%
       Trust department income                                 211         334         (123)       (36.8)
       Brokerage income                                         21          13            8         61.5
       Mortgage loan servicing fees                            102         113          (11)        (9.7)
       Net gains on sales and calls of debt securities           3          53          (50)       (94.3)
       Gain on sale of mortgage loans                          220         691         (471)       (68.2)
       Credit card fees                                         35          38           (3)        (7.9)
       Other                                                   115         109            6          5.5
                                                           -------      -------       ----         -----
                                                           $ 1,447     $ 1,972         (525)       (26.6)%
                                                           =======      =======       ====         =====

NONINTEREST EXPENSE
       Salaries and employee benefits                        2,781       2,455      $   326         13.3%
       Occupancy expense                                       265         261            4          1.5
       Furniture and equipment expense                         465         526          (61)       (11.6)
       FDIC insurance assessment                                28          24            4         16.7
       Advertising and promotion                                82         132          (50)       (37.9)
       Postage, printing and supplies                          175         206          (31)       (15.0)
       Legal, examination, and
               professional fees                               165         180          (15)        (8.3)
       Credit card expenses                                     26          23            3         13.0
       Credit investigation and loan
               collection expenses                              22          24           (2)        (8.3)
       Amortization of intangible assets                        54          75          (21)       (28.0)
       Other                                                   609         594           15          2.5
                                                           -------      -------       -----        -----
                                                           $ 4,672     $ 4,500      $   172          3.8%
                                                           =======      =======       =====        =====

      Noninterest income decreased $525,000 or 26.6% to $1,447,000 for the first quarter of 2004 compared to $1,972,000 for the same period of 2003. The $119,000 or 19.2% increase in service charges on deposit accounts reflects an increase in the per item insufficient check fee charged by one of our Company's subsidiary banks. Trust department income decreased $123,000 or 36.8% due primarily to the collection of more distribution fees during the first quarter of 2003 compared to the first quarter of 2004. The $50,000 or 94.3% decrease in gains on sales and call of debt securities represents a decrease in the volume of securities sold in 2004 versus 2003. Gain on sales of mortgage loans decreased $471,000 or 68.2% due to a decrease in volume of loans originated and sold to the secondary market from approximately $30,973,000 in the first quarter of 2003 to approximately $13,032,000 for the first quarter of 2004.

      Noninterest expense increased $172,000 or 3.8% to $4,672,000 for the first quarter of 2004 compared to $4,500,000 for the first quarter of 2003. Salaries and benefits increased $326,000 or 13.3%. Approximately $123,000 of this increase reflects salaries and benefits related to an additional branch purchased in June of 2003. The balance of the increase reflects normal salary increases, additional hires and higher health insurance premiums. The $61,000 or 11.6% decrease in furniture and equipment expense is primarily the result of decreased depreciation and amortization expense for equipment and software purchased in prior years. Our Company utilizes both straight-line and accelerated depreciation methods. Assets utilizing accelerated methods recognize higher depreciation expense in early years and lower expense in later years of the life of assets. The $50,000 or 37.9% decrease in advertising and promotion reflects initial startup costs paid in the prior year related to retaining a new advertising agency and the cost of a marketing survey.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements was 31.5% for the first quarter of 2004 compared to 30.4% for the first quarter of 2003.

NET INTEREST INCOME

      Fully taxable equivalent net interest income increased $635,000 or 10.0% for the three-month period ended March 31, 2004 compared to the same period in 2003. The increase in net interest income for the period ended March 31, 2004 compared to the period ended March 31, 2003 was the result of increased earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2004 and 2003.

(DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                 MARCH 31, 2004                              MARCH 31, 2003
                                      -------------------------------------       -----------------------------------
                                                     Interest      Rate                       Interest          Rate
                                       Average        Income/     Earned/          Average     Income/         Earned/
                                       Balance       Expense/1/   Paid/1/          Balance    Expense/1/       Paid/1/
                                      ---------      ----------  ----------       ---------   ----------       ------
ASSETS
Loans:/2/
         Commercial                   $ 213,127      $   2,955      5.56%        $ 153,112    $  2,269          6.01%
         Real estate                    327,522          4,649      5.69           299,613       4,563          6.18
         Consumer                        40,038            739      7.40            43,955         874          8.06
Investment securities:/3/
         U.S Treasury and
              U.S. Gov't Agencies       167,640          1,017      2.43           143,653       1,143          3.23
         State and municipal             28,959            464      6.43            34,257         588          6.96
         Other                            4,191             30      2.87             5,414          49          3.67
Federal funds sold                       25,857             63      0.98            41,926         114          1.10
Interest-bearing deposits                 3,040              6      0.79             5,673          16          1.14
                                      ---------      ---------      4.91         ---------    --------
Total interest earning assets           810,374          9,923                     727,603       9,616          5.36
All other assets                         74,796                                     71,512
Allowance for loan losses                (8,337)                                    (7,235)
                                      ---------                                  ---------
Total assets                          $ 876,833                                  $ 791,880
                                      =========                                  =========


Continued on next page

                                                THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                   MARCH 31, 2004                              MARCH 31, 2003
                                        -------------------------------------       -----------------------------------
                                                       Interest      Rate                       Interest          Rate
                                         Average        Income/     Earned/          Average     Income/         Earned/
                                         Balance       Expense/1/   Paid/1/          Balance    Expense/1/       Paid/1/
                                        ---------      ----------  ----------       ---------   ----------       ------
LIABILITIES AND
        STOCKHOLDERS'
        EQUITY
NOW accounts                             $120,152       $    171      0.57%          $ 94,983     $    182         0.78%
Savings                                    56,691             80      0.57             51,322          105         0.83
Money market                               68,722            144      0.84             63,517          152         0.97
Deposits of $100,000
         and over                          88,082            474      2.16             68,086          446         2.66
Other time deposits                       253,047          1,510      2.39            240,717        1,787         3.01
                                          --------       -------                     --------     --------
         Total time deposits              586,694          2,379      1.63            518,625        2,672         2.09
Federal funds purchased
         and securities sold under
         agreements to repurchase          71,319            167      0.94             68,241          177         1.05
Interest-bearing demand
         notes to US Treasury                 467              1      0.86                468            1         0.87
Other borrowed money                       36,924            407      4.42             40,769          432         4.30
                                         --------        -------      ----           --------     --------
Total interest-bearing
         liabilities                      695,404          2,954      1.70           $628,103        3,282         2.12
Demand deposits                            86,198        -------                       71,772
Other liabilities                           6,076                                       7,895
                                         --------                                    --------
Total liabilities                         787,678                                     707,770
Stockholders' equity                       89,155                                      84,200
                                         --------                                    --------
         Total liabilities and
              Stockholders' equity       $876,833                                     791,880
                                         ========                                    ========


Net interest income                                      $ 6,969                                  $  6,334
                                                         ========                                 ========


Net interest margin/4/                                                3.45%                                        3.53%
                                                                      ====                                         ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $161,000 in 2004 and $185,000 in 2003.

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

         (DOLLARS EXPRESSED IN THOUSANDS)

                                        THREE MONTHS ENDED MARCH 31, 2004
                                                    COMPARED TO
                                        THREE MONTHS ENDED MARCH 31, 2003
                                                       CHANGE DUE TO
                                          TOTAL    --------------------
                                         CHANGE      VOLUME      RATE
                                        ---------  ---------    -------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans: /1/
       Commercial                       $  686         840        (154)
       Real estate /2/                      86         408        (322)
       Consumer                           (135)        (75)        (60)
Investment securities:
       U.S Treasury and U.S.
             Government agencies          (126)        172        (298)
       State and municipal /2/            (124)        (87)        (37)
       Other                               (19)        (10)         (9)
Federal funds sold                         (51)        (40)        (11)
Interest-bearing deposits                  (10)         (6)         (4)
                                        ------      ------      ------
             Total interest income         307       1,202        (895)

INTEREST EXPENSE:
NOW accounts                               (11)         42         (53)
Savings                                    (25)         10         (35)
Money market                                (8)         12         (20)
Deposits of $100,000 and over               28         117         (89)
Other time deposits                       (277)         88        (365)
Federal funds purchased and
       securities sold under
       agreements to repurchase            (10)          8         (18)
Interest-bearing demand notes
       of U.S. Treasury                      -           -           -
Other borrowed money                       (25)        (42)         17
                                        ------      ------      ------
             Total interest expense       (328)        235        (563)
                                        ------      ------      ------
NET INTEREST INCOME ON A FULLY
       TAXABLE EQUIVALENT BASIS         $  635         967        (332)
                                        ======      ======      ======

/1/   Non-accruing loans are included in the average amounts outstanding.

/2/ Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate. Such adjustments totaled $161,000 in 2004 and $185,000 in 2003.

LENDING AND CREDIT MANAGEMENT

      Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 63.8% of total assets as of March 31, 2004 compared to 65.7% as of December 31, 2003 and 62.8% as of March 31, 2003.

      Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

      Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At March 31, 2004 our Company was servicing approximately $211,082,000 of loans sold to the secondary market.

      Mortgage loans retained in our Company's portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

      The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, value of underlying collateral and other relevant factors. The allowance for loan losses which is reported as a deduction from loans, is available for loan charge-offs. This allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, "classified", and "watch list" loans in order to classify or reclassify loans as "loans requiring attention," "substandard," "doubtful," or "loss". During that review, management also determines what loans should be considered to be "impaired". Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.

      The allowance for loan losses was decreased by net loan charge-offs of $57,000 for the first quarter of 2004 compared to net loan recoveries of $13,000 for the first quarter of 2003. The allowance for loan losses was increased by a provision charged to expense of $236,000 for both the first quarter of 2004 and the first quarter of 2003.

      The balance of the allowance for loan losses was $8,446,000 at March 31, 2004 compared to $8,267,000 at December 31, 2003 and $7,369,000 at March 31,
2003. The allowance for loan losses as a percent of outstanding loans was 1.45% at March 31, 2004 compared to 1.42% at December 31, 2003 and 1.45% at March 31, 2003.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $6,853,000 or 1.17% of total loans at March 31, 2004 compared to $3,014,000 or 0.52% of total loans at December 31, 2003. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                       MARCH 31, 2004                 DECEMBER 31, 2003
                                                                  ------------------------       ---------------------------
                                                                                  % OF                              % OF
                                                                    BALANCE    GROSS LOANS         BALANCE       GROSS LOANS
                                                                  ----------   -----------       -----------     -----------
 Nonaccrual loans:
        Commercial                                                $    5,398        0.92%        $     1,520         0.26%
        Real estate:
              Construction                                                45        0.01                  59         0.01
              Mortgage                                                 1,214        0.21               1,270         0.22
        Consumer                                                          19           -                  55         0.01
                                                                    --------       -----          ----------      -------
                                                                       6,676        1.14               2,904         0.50
                                                                    --------       -----          ----------      -------
 Loans  contractually past-due 90 days
         or more and still accruing:
              Commercial                                                 120        0.02                  66         0.01
              Real estate:
                    Construction                                           -           -                   -            -
                    Mortgage                                              41        0.01                   4            -
              Consumer                                                    16           -                  40         0.01
                                                                    --------       -----          ----------      -------
                                                                         177        0.03                 110         0.02
                                                                    --------       -----          ----------      -------

                    Restructured loans                                     -           -                   -            -
                                                                    --------       -----          ----------      -------
                             Total nonperforming loans                 6,853        1.17%              3,014         0.52%
                                                                                   =====                          =======

                    Other real estate                                     93                              47
                    Repossessions                                         56                              73
                                                                    --------                        --------

                    Total noperforming assets                     $    7,002                       $   3,134
                                                                    ========                       =========

      The allowance for loan losses was 123.25% of nonperforming loans at March 31, 2004 compared to 274.29% of nonperforming loans at December 31, 2003. The increase in nonaccrual commercial loans represents two credits. Management believes that our Company is well reserved for probable losses related to these two credits.

      It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 2004 and 2003, which would have been recorded under the original terms of those loans, was approximately $155,000 and $98,000 for the three months ended March 31, 2004 and 2003, respectively. Approximately $40,000 and $13,000 was actually recorded as interest income on such loans for the three months ended March 31, 2004 and 2003, respectively.

      A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $120,000 and $66,000 at March 31, 2004 and December 31, 2003, respectively, which are not included in the nonaccrual table above but are considered by management to be "impaired". The $120,000 of loans identified by management as being "impaired" reflected various commercial loans ranging in size from approximately $14,000 to approximately $56,000. The average balance of nonaccrual and other "impaired" loans for the first three months of 2004 was approximately $5,840,000. At March 31, 2004 the portion of the allowance for loan losses allocated to specific impaired loans was $1,865,000 compared to $685,000 at December 31, 2003. The balance of impaired loans with specific loan loss allocations was approximately $3,019,000 at March 31, 2004 compared to $1,572,000 at December 31, 2003.

      As of March 31, 2004 and December 31, 2003 approximately $12,800,000 and $17,167,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The decrease in loans having more than normal risk is primarily represented by two large commercial credits. One credit totaling approximately $2,623,000 has been placed on nonaccrual status and is part of the impaired loan totals presented above. The other credit of approximately $2,499,000 has been performing as agreed and has been removed from the internal classified list. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

      The allowance for loan losses is available to absorb probable loan losses regardless of the category of loan to be charged off. The allowance for loan losses consists of three components: asset-specific reserves, reserves based on expected loss estimates, and unallocated reserves. The asset-specific component applies to loans evaluated individually for impairment and is based on management's best estimate of discounted cash repayments and proceeds from liquidating collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management's estimate.

      The expected loss component is generally determined by applying statistical loss factors and other risk indicators to pools of loans by asset type. These expected loss estimates are sensitive to changes in delinquency status, realizable value of collateral, and other risk factors. The underlying assumptions, estimates and assessments used by management to determine these components are continually evaluated and updated to reflect management's current view of overall economic conditions and relevant factors impacting credit quality and inherent losses. Changes in such estimates could significantly impact the allowance and provision for credit losses. Our Company could experience credit losses that are different from the current estimates made by management.

      At March 31, 2004, management allocated $7,667,000 of the $8,446,000 total allowance for loan losses to specific loans and loan categories and $988,000 was unallocated. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the March 31, 2004 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

      Total assets increased $25,606,000 or 2.9% to $901,202,000 at March 31, 2004 compared to $875,596,000 at December 31, 2003. Total liabilities increased $23,790,000 or 3.0% to $811,603,000. Stockholders' equity increased $1,816,000 or 2.1% to $89,599,000. The increase in both total assets and total liabilities is primarily the result of our Company's issuance of subordinated debentures and the subsequent investment of excess funds not used to pay down debt.

      Loans decreased $225,000 to $583,694,000 at March 31, 2004 compared to $583,919,000 at December 31, 2003. Commercial loans increased $4,649,000; real estate construction loans decreased $2,326,000; real estate mortgage loans increased $549,000; and consumer loans decreased $3,098,000. The increase in commercial loans represents continued strong loan demand, especially in the Jefferson City market. The decrease in real estate construction loans represents the payoff of several commercial real estate construction loans. The decrease in consumer loans is primarily represented by the payoff of one very large consumer credit.

      Investment in debt and equity securities classified as available-for-sale increased $28,141,000 or 14.9% to $217,097,000 at March 31, 2004 compared to
$188,956,000 at December 31, 2003. Investments classified as available-for-sale are carried at fair value. During 2004 the market valuation account was increased $420,000 to $2,494,000 to reflect the fair value of available-for-sale investments at March 31, 2004 and the net after tax decrease resulting from the change in the market valuation adjustment of $273,000 increased the stockholders' equity component to $1,621,000 at March 31, 2004.

      The increase in investments in debt and equity securities is primarily the result of investing excess proceeds from the issuance of trust preferred securities and the purchase of securities to cover additional pledging requirements.

      At December 31, 2003 the market valuation account for the available-for-sale investments of $2,074,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $1,348,000 was reflected as a separate positive component of stockholders' equity.

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $2,865,000 or 5.0% to $54,180,000 at March 31, 2004 compared to $57,045,000 at December 31, 2003. Further discussion of this decrease may be found in the section of this report titled "Sources and Uses of Funds".

      Premises and equipment increased $711,000 or 4.0% to $18,486,000 at March 31, 2004 compared to $17,775,000 at December 31, 2003. The increase reflects purchases of premises and equipment of $1,086,000 offset by depreciation expense of $374,000. The purchase of premises and equipment primarily reflects purchases of land for two future branches.

      Total deposits increased $14,733,000 or 2.2% to $679,995,000 at March 31, 2004 compared to $665,262,000 at December 31, 2003. This increase primarily reflects increased public funds.

      Federal funds purchased and securities sold under agreements to repurchase increased $1,374,000 or 1.9% to $74,357,000 at March 31, 2004 compared to
$72,983,000 at December 31, 2003. This increase is due primarily to higher levels of public fund balances at March 31, 2004.

      Other borrowed money increased $7,430,000 or 17.8% to $49,060,000 at March 31, 2004 compared to $41,630,000 at December 31, 2003. This reflects the issuance of $25,774,000 of subordinated debentures which was partially used to repay $11,000,000 of other debt. An additional $7,000,000 of debt was repaid from cash on hand.

      The increase in stockholders' equity reflects net income of $2,294,000 less dividends declared of $754,000 and $273,000 change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

      No material changes in our Company's liquidity or capital resources have occurred since December 31, 2003.

INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of our Company's amortized intangible assets for the periods ended March 31, 2004 and December 31, 2003 are as follows:

                                                            MARCH 31, 2004                   DECEMBER 31, 2003
                                                ---------------------------------------------------------------------
                                                 Gross Carrying      Accumulated      Gross Carrying     Accumulated
                                                     Amount         Amortization           Amount        Amortization
                                                ---------------     ------------      --------------   ---------------
Amortized intangible asset:
       Core deposit intangible                  $     2,265,000       (1,305,534)         2,265,000        (1,251,756)1
                                                ===============     ============      ==============     ============

      The aggregate amortization expense of intangible assets subject to amortization for the three months periods ended March 31, 2004 and 2003 is as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         -----------------------
                                              2004        2003
                                         ----------      ------
 Aggregate amortization expense          $   53,778      74,670
                                         ==========      ======

      The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
      For year ended 2004                          $ 215,112
      For year ended 2005                            215,112
      For year ended 2006                            215,112
      For year ended 2007                            135,420
      For year ended 2008                             66,432

      Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income on a straight line basis over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                         -----------------------------
                                            2004             2003
                                         -----------      ------------
Balance, beginning of period             $ 1,591,289        1,515,848
Originated mortgage servicing rights         126,042          325,912
Amortization                                (107,341)         (99,287)
                                         -----------      -----------
Balance, end of period                   $ 1,609,990        1,742,473
                                         ===========      ===========

The estimated amortization expense for the next five years is as follows:

   Estimated amortization expense:

For year ended 2004   $ 429,300
For year ended 2005     429,300
For year ended 2006     429,300
For year ended 2007     429,300
For year ended 2008     429,300

      Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended March 31, 2004 and December 31, 2003 is summarized as follows:

                                    THE EXCHANGE    CITIZENS UNION
                                    NATIONAL BANK   STATE BANK AND     OSAGE
                                    OF JEFFERSON      TRUST OF       VALLEY BANK
                                        CITY          CLINTON        OF WARSAW         TOTAL
                                    ------------    --------------  ------------     ----------
Goodwill associated with the
        purchase of subsidiaries     $4,382,098      16,701,762        4,112,876     25,196,736
                                     ==========      ==========     ============     ==========

DEFINED BENEFIT RETIREMENT PLAN

      Our Company provides a noncontributory defined benefit pension plan in which all full-time employees become participants upon the later of the completion of one year of qualified service or the attainment of age 21, and in which they continue to participate as long as they continue to be full-time employees, until their retirement, death, or termination of employment prior to normal retirement date. The normal retirement benefits provided under the plan vary depending upon the participant's rate of compensation, length of employment, and social security benefits. Retirement benefits are payable for life, but not less than ten years. Plan assets consist of U.S. Treasury and government agency securities, corporate common stocks and bonds, real estate mortgages, and demand deposits. Disclosure information is based on a measurement date of November 1 for the corresponding year.

      The following table represents the components of the net periodic pension costs for the three-month periods ended March 31, 2004 and 2003:

                                                   ESTIMATED        ACTUAL
                                                      2004           2003
                                                   ----------     ---------
Service cost - benefits earned during the year     $ 292,059      $ 257,103
Interest cost on projected benefit obligations       242,638        231,253
Expected return on plan assets                      (374,910)      (373,976)
Net amortization and deferral                        (26,632)       (35,512)
Recognized net gains                                  (6,695)       (29,916)
                                                   ---------      ---------
Net periodic pension cost - annual                 $ 126,460      $  48,952
                                                   =========      =========
Net periodic pension cost - three months
              ended March 31                       $  31,615      $  12,238
                                                   =========      =========

      Our Company does not expect to make any contribution to the plan during 2004.

LIQUIDITY

      The role of liquidity management is to ensure funds are available to meet depositors' withdrawal and borrowers' credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by our Company, management prefers to focus on transaction accounts and full service relationships with customers. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

      Our Banks' Asset/Liability Committees (ALCO), primarily made up of senior management, have direct oversight responsibility for our Company's liquidity position and profile. A combination of daily, weekly and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital and exposure to contingent draws on our Company's liquidity.

      Our Company has a number of sources of funds to meet liquidity needs on a daily basis. The deposit base, consisting of consumer and commercial deposits and large dollar denomination ($100,000 and over) certificates of deposit, is a source of funds. Our Company has an insignificant amount of deposits on which the rate paid exceeded the market rate by more that 50 basis points when the account was established.

      Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At March 31, 2004, the amounts of available credit from the FHLB totaled $90,103,000. As of March 31, 2004, the Banks had $23,286,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $40,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of March 31, 2004.

SOURCES AND USES OF FUNDS

      For the periods ended March 31, 2004 and 2003, net cash provided by operating activities was $3,563,000 and $4,246,000, respectively. Approximately $471,000 of the decrease in net cash provided by operating activities is represented by lower gains on sale of mortgage loans.

      Net cash used in investing activities was $28,999,000 in 2004 versus $15,193,000 in 2003. In 2004 our Company's investment portfolio increased by approximately $28,070,000 compared to a $6,664,000 decrease for the same period in 2003. Much of this increase was the result of investing the excess proceeds from the subordinated debentures issued during the first quarter of 2004. In 2003 our Company's loan portfolio increased approximately $21,908,000 compared to a $19,000 decrease for the same period in 2004.

      Net cash provided by financing activities was $22,572,000 in 2004 versus $11,366,000 in 2003. Increases in deposits accounted for approximately $14,733,000 of the cash provided by financing activities in 2004 and approximately $13,513,000 in 2003. An additional $7,430,000 of cash was provided by additional borrowed funds in 2004.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46R) (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries should provide more complete information about the resources, obligations, risks and opportunities of the consolidated enterprise. For public companies, FIN 46R is applicable to all special-purpose entities (SPEs) no later than the end of the first reporting period ending after December 15, 2003, and immediately to all entities created after January 31, 2003. The effective dates of FIN 46R vary depending on the type of reporting enterprise and the type of entity that the enterprise is involved with.

      The only SPE that our Company has in place is a limited purpose trust that issues trust preferred securities. This limited purpose trust issues preferred securities to outside investors and uses the proceeds of the issuance to purchase, from our Company, an equivalent amount of junior subordinated debentures having stated maturities. The debentures are the only assets of the limited purpose trust. When our Company makes its payments of interest on the debentures, the limited purpose trust distributes cash to holders of the trust preferred securities. The trust preferred securities must be redeemed upon maturity of the debentures. Under the requirements of FIN 46R, our Company must deconsolidate the limited purpose trust. This has been reflected in our Company's consolidated financial statements.

      SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For our Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for our Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of manditorily redeemable financial instruments. Our Company currently does not have any financial instruments that are within the scope of SFAS 150.

      In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments under FASB Statement No. 133. SAB 105 specifically addresses commitments to sell loans after funding and the fact that the commitment should be accounted for as a derivative instrument and measured at fair value. SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Management is currently evaluating the effects of SAB 105 and does not expect it to have a material impact on our Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our Company's exposure to market risk is reviewed on a regular basis by the Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Banks' management include the standard GAP report subject to different rate shock scenarios. At March 31, 2004, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 7% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 6% at December 31, 2003. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

      Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There has been no change in our company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    None

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases
           of Equity Securities                                                               None

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

    31.1       Certificate of the Chief Executive Officer of the
               Company pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002

    31.2       Certificate of the Chief Financial Officer of the
               Company pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002

    32.1       Certificate of the Chief Executive Officer of the
               Company pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002

    32.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

            Form 8-K dated January 30, 2004, filed with the SEC on February 4, 2004 with respect to Items 5 and 7 to report our issuance of a press release dated January 30, 2004 announcing our 2003 earnings. The press release was filed as an exhibit to the Form 8-K.

            Form 8-K dated February 11, 2004, filed with the SEC on February 13, 2004 with respect to Items 5 and 7 to report our issuance of a press release dated February 11, 2004 announcing the establishment of a de novo branch in Lee's Summit, Missouri. The press release was filed as an exhibit to the Form 8-K.

            Form 8-K dated February 13, 2004, filed with the SEC on February 13, 2004 with respect to Items 5 and 7 to report our issuance of a press release dated February 13, 2004 announcing the establishment of a de novo branch in Branson, Missouri. The press release was filed as an exhibit to the Form 8-K.

            Form 8-K dated April 1, 2004, filed with the SEC on April 4, 2004 with respect to Items 5 and 7 to report our issuance of a press release dated April 1, 2004 announcing placement of a $25 million trust preferred offering. The press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EXCHANGE NATIONAL BANCSHARES, INC.

     Date                       By /s/ James E. Smith
     ----
                                -----------------------------------
   May 10, 2004                 James E. Smith, Chairman of the Board
                                and Chief Executive Officer (Principal
                                Executive Officer)

                                By /s/ Richard G. Rose

                                -----------------------------------
   May 10, 2004                 Richard G. Rose, Treasurer (Principal Financial
                                Officer and Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                            March 31, 2004 Form 10-Q

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

31.1          Certificate of the Chief Executive Officer of the Company pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                                     36

31.2          Certificate of the Chief Financial Officer of the Company pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                                     37

32.1          Certificate of the Chief Executive Officer of the Company pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                     38

32.2          Certificate of the Chief Financial Officer of the Company pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                     39

             **  Incorporated by reference.