Form 10-Q
period 2004-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2004-08-09
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission File Number: 0-23636

                       EXCHANGE NATIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                MISSOURI                                43-1626350
            (State or other                          (I.R.S. Employer
            jurisdiction of                        Identification No.)
            incorporation or
             organization)

              132 EAST HIGH STREET, JEFFERSON CITY, MISSOURI 65101
               (Address of principal executive offices) (Zip Code)

                                 (573) 761-6100
              (Registrant's telephone number, including area code)

                                       N/A

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

As of August 1, 2004, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 46 pages
                      Index to Exhibits located on page 42

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                           JUNE 30, 2004  DECEMBER 31, 2003
                                           -------------  -----------------
ASSETS
  Loans:
    Commercial                             $ 229,041,682  $     212,440,053
    Real estate - construction                49,285,941         46,415,577
    Real estate - mortgage                   281,178,894        283,367,122
    Consumer                                  37,891,593         41,696,414
                                           -------------  -----------------
                                             597,398,110        583,919,166
    Less allowance for loan losses             8,641,498          8,267,380
                                           -------------  -----------------
        Loans, net                           588,756,612        575,651,786

Investments in available for sale debt
    and equity securities, at fair value     212,088,272        188,955,832
Federal funds sold                            23,534,555         29,227,798
Cash due from banks                           20,559,435         27,817,117
Premises and equipment                        19,279,771         17,774,633
Accrued interest receivable                    5,232,662          5,107,980
Goodwill                                      25,196,736         25,196,736
Intangible assets                                905,688          1,013,244
Other assets                                   5,935,973          4,850,866
                                           -------------  -----------------
        Total assets                       $ 901,489,704  $     875,595,992
                                           =============  =================

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                         JUNE 30, 2004    DECEMBER 31, 2003
                                                         -------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Demand deposits                                      $  91,986,710    $      89,214,182
    Time deposits                                          584,070,104          576,047,783
                                                         -------------    -----------------
        Total deposits                                     676,056,814          665,261,965

    Federal funds purchased and securities
        sold under agreements to repurchase                 62,983,694           72,983,423
    Interest-bearing demand notes to U.S. Treasury           1,756,795              688,978
    Other borrowed money                                    63,864,626           41,629,893
    Accrued interest payable                                 1,484,774            1,650,292
    Other liabilities                                        6,444,392            5,598,697
                                                         -------------    -----------------
            Total liabilities                              812,591,095          787,813,248

Stockholders' equity:
        Common stock - $1 par value; 15,000,000 shares
            authorized; 4,298,353 issued                     4,298,353            4,298,353
        Surplus                                             22,014,894           21,999,714
        Retained earnings                                   65,710,729           62,789,107
        Accumulated other comprehensive income (loss),
            net of tax                                        (472,858)           1,348,079
        Treasury stock, 128,506 shares at cost              (2,652,509)          (2,652,509)
                                                         -------------    -----------------
            Total stockholders' equity                      88,898,609           87,782,744
                                                         -------------    -----------------
        Total liabilities and stockholders' equity       $ 901,489,704    $     875,595,992
                                                         =============    =================

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (Unaudited)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                      -------------------------   -------------------------
                                                          2004         2003          2004          2003
                                                      -----------   -----------   -----------   -----------
Interest Income                                       $ 9,984,344   $ 9,552,528   $19,746,197   $18,984,175
Interest Expense                                        3,181,269     3,253,036     6,135,662     6,535,511
                                                      -----------   -----------   -----------   -----------
Net interest income                                     6,803,075     6,299,492    13,610,535    12,448,664
Provision for loan losses                                 210,500       235,500       446,000       471,000
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     6,592,575     6,063,992    13,164,535    11,977,664
Noninterest income                                      1,550,814     1,465,175     2,997,469     3,437,178
Noninterest expense                                     4,990,709     4,584,194     9,662,972     9,084,534
                                                      -----------   -----------   -----------   -----------
Income before income taxes                              3,152,680     2,944,973     6,499,032     6,330,308
Income taxes                                            1,023,712       902,353     2,076,265     1,932,451
                                                      -----------   -----------   -----------   -----------
Net income                                            $ 2,128,968   $ 2,042,620   $ 4,422,767   $ 4,397,857
                                                      ===========   ===========   ===========   ===========
Basic earning per share                               $      0.51   $      0.49   $      1.06   $      1.05
Diluted earnings per share                            $      0.51   $      0.49   $      1.05   $      1.05

Weighed average shares of common stock outstanding
        Basic                                           4,169,847     4,169,681     4,169,847     4,169,011
        Diluted                                         4,203,766     4,209,858     4,207,944     4,201,890

Dividends per share:
        Declared                                      $      0.18   $      0.18   $      0.18   $      0.31
        Paid                                          $      0.18   $      0.13   $      0.18   $      0.27

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------
                                                                               2004              2003
                                                                           -------------    -------------
Cash flow from operating activities:
Net income                                                                 $   4,422,767    $   4,397,857
    Adjustments to reconcile net income to net cash
        cash provided by operating activities:
            Provision for loan losses                                            446,000          471,000
            Depreciation expense                                                 762,243          851,666
            Net amortization of debt securities premiums and discounts           747,649          646,362
            Amortization of intangible assets                                    107,556          149,340
            (Increase) decrease in accrued interest receivable                  (124,682)         171,769
            Decrease in other assets                                              92,613          573,889
            Decrease in accrued interest payable                                (165,518)        (221,585)
            Increase (decrease) in other liabilities                             845,695         (559,663)
            Gain on sales and calls of debt securities                            (2,537)         (53,235)
            Origination of mortgage loans for sale                           (27,807,405)     (75,180,679)
            Proceeds from the sale of mortgage loans held for sale            28,269,706       76,791,207
            Gain on sale of mortgage loans                                      (462,301)      (1,610,528)
            Gain on disposition of premises and equipment                              -           (3,921)
            Other, net                                                            15,180         (179,940)
                                                                           -------------    -------------
                Net cash provided by operating activities                      7,146,966        6,243,539

Cash flow from investing activities:
        Net increase in loans                                                (13,970,030)     (41,467,211)
        Purchase of available-for-sale debt securities                      (146,499,286)    (123,355,972)
        Proceeds from maturities of available-for-sale debt securities        95,822,867       83,832,326
        Proceeds from calls of available-for-sale debt securities             23,747,425       37,740,000
        Proceeds from sales of available-for-sale debt securities                250,000        1,553,235
        Purchase of premises and equipment                                    (2,267,381)        (225,352)
        Proceeds from dispositions of premises and equipment                           -            5,000
        Proceeds from sales of other real estate owned and repossessions         221,989          504,799
        Purchase of branch, net of cash and cash equivalents acquired                  -         (786,017)
                                                                           -------------    -------------
                Net cash used in investing activities                        (42,694,416)     (42,199,192)
                                                                           -------------    -------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  ----------------------------
                                                                                      2004            2003
                                                                                  ------------    ------------
Cash flow from financing activities:
    Net increase in demand deposits                                                  2,772,528       2,847,125
    Net increase in interest-bearing transaction accounts                           24,815,133       6,297,780
    Net (decrease) increase in time deposits                                       (16,792,812)     15,149,315
    Net decrease in federal funds purchased and securities sold
        under agreements to repurchase                                              (9,999,729)     (1,546,340)
    Net increase (decrease) in interest-bearing demand notes to U.S. Treasury        1,067,817         (42,515)
    Proceeds from subordinated debentures                                           25,774,000               -
    Proceeds from Federal Home Loan Bank borrowings                                 15,000,000       1,000,000
    Repayment of Federal Home Loan Bank borrowings                                    (588,699)       (385,033)
    Repayment of other borrowed money                                              (17,950,568)     (1,000,000)
    Cash dividends paid                                                             (1,501,145)     (1,111,275)
    Proceeds from exercise of stock options                                                  -          28,251
                                                                                  ------------    ------------
            Net cash provided by financing activities                               22,596,525      21,237,308
Net decrease in cash and cash equivalents                                          (12,950,925)    (14,718,345)
Cash and cash equivalents, beginning of period                                      57,044,915      77,411,243
                                                                                  ------------    ------------
Cash and cash equivalents, end of period                                          $ 44,093,990    $ 62,692,898
                                                                                  ============    ============

Supplemental disclosure of cash flow information -
    Cash paid during period for:
        Interest                                                                  $  6,301,180    $  6,695,270
        Income taxes                                                                 3,035,000       2,892,921

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                     Six Months Ended June 30, 2004 and 2003

      The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of June 30, 2004 and December 31, 2003 and the consolidated statements of earnings for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

      The weighted average common and diluted shares outstanding as well as dividends per share and earnings per share amounts have been restated to give effect to a three-for-two stock split accounted for as a dividend on July 15, 2003.

EARNINGS PER SHARE

      The following table reflects, for the three-month and six-month periods ended June 30, 2004 and 2003, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                  JUNE 30,
                                           -----------------------   -----------------------
                                              2004         2003         2004         2003
                                           ----------   ----------   ----------   ----------
Net income, basic and diluted              $2,128,968   $2,042,620   $4,422,767   $4,397,857
                                           ==========   ==========   ==========   ==========
Average shares outstanding                  4,169,847    4,169,681    4,169,847    4,169,011
Effect of dilutive stock options               33,919       40,177       38,097       32,879
                                           ----------   ----------   ----------   ----------
Average shares outstanding
        including dilutive stock options    4,203,766    4,209,858    4,207,944    4,201,890

Basic earning per share                    $     0.51   $     0.49   $     1.06   $     1.05
Diluted earnings per share                 $     0.51   $     0.49   $     1.05   $     1.05

      Our Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, establish accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, our Company has elected to continue to apply the provision of APB Opinion No. 25, as described above, and has adopted only the disclosure requirements of SAFS No. 123, as amended by SFAS No. 148.

               The following table illustrates, for the three-month and six-month periods ended June 30, 2004 and 2003, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                            ------------------------------    ------------------------------
                                                 2004            2003             2004              2003
                                            -------------    -------------    -------------    -------------
Net income:
    As reported                             $   2,128,968    $   2,042,620    $   4,422,767    $   4,397,857
    Deduct total stock-based employee
        compensation expense determined
        under fair-value-based method for
        all awards, net of tax                    (33,797)         (23,419)         (67,592)         (46,836)
                                            -------------    -------------    -------------    -------------
    Pro forma net income                    $   2,095,171    $   2,019,201    $   4,355,175    $   4,351,021
                                            =============    =============    =============    =============

Pro forma earnings per common share:
    As reported basic                       $        0.51    $        0.49    $        1.06    $        1.05
    Pro forma basic                                  0.50             0.48             1.04             1.04

    As reported diluted                              0.51             0.49             1.05             1.05
    Pro forma diluted                                0.50             0.48             1.03             1.04

COMPREHENSIVE INCOME

      For the three-month and six-month periods ended June 30, 2004 and 2003, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 is summarized as follows:

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                              --------------------------   --------------------------
                                                                  2004          2003          2004           2003
                                                              -----------    -----------   -----------    -----------
Net income                                                    $ 2,128,968    $ 2,042,620   $ 4,422,767    $ 4,397,857
    Other comprehensive income (loss):
        Net unrealized holding gains (losses) on
            investments in debt and equity securities
            available-for-sale, net of taxes                   (2,094,118)       359,113    (1,819,287)       414,354
        Adjustment for net securities gains realized in net
            income, net of applicable income taxes                      -              -        (1,649)       (35,135)
                                                              -----------    -----------   -----------    -----------
                Total other comprehensive income (loss)        (2,094,118)       359,113    (1,820,936)       379,219
                                                              -----------    -----------   -----------    -----------
                Comprehensive income                          $    34,850    $ 2,401,733   $ 2,601,831    $ 4,777,076
                                                              ===========    ===========   ===========    ===========

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

                                                                     JUNE 30, 2004
                                 ------------------------------------------------------------------------------------
                                   THE EXCHANGE      CITIZENS UNION
                                 NATIONAL BANK OF    STATE BANK AND     OSAGE VALLEY    CORPORATE AND
                                  JEFFERSON CITY    TRUST OF CLINTON   BANK OF WARSAW       OTHER            TOTAL
                                 ----------------   ----------------   --------------   -------------    ------------
Balance sheet information
    Loans, net of allowance
        for loan losses          $    361,425,765   $    180,948,722   $   46,382,125   $           -    $588,756,612
    Debt and equity securities        132,719,260         45,205,702       33,389,310         774,000     212,088,272
    Goodwill                            4,382,098         16,701,762        4,112,876               -      25,196,736
    Intangible assets                           -            905,688                -               -         905,688
    Total assets                      536,648,593        274,405,573       89,271,962       1,163,576     901,489,704
    Deposits                          395,934,963        222,016,767       74,237,688     (16,132,604)    676,056,814
    Stockholders' equity         $     49,494,511   $     38,491,788   $    9,937,457   $  (9,025,147)   $ 88,898,609
                                 ================   ================   ==============   =============    ============

                                                                    DECEMBER 31, 2003
                                 ------------------------------------------------------------------------------------
                                   THE EXCHANGE      CITIZENS UNION
                                 NATIONAL BANK OF    STATE BANK AND     OSAGE VALLEY    CORPORATE AND
                                  JEFFERSON CITY    TRUST OF CLINTON   BANK OF WARSAW       OTHER            TOTAL
                                 ----------------   ----------------   --------------   -------------    ------------
Balance sheet information
    Loans, net of allowance
        for loan losses          $    356,157,080   $    174,415,896   $   45,078,810   $           -    $575,651,786
    Debt and equity securities        110,422,665         45,520,374       33,012,793               -     188,955,832
    Goodwill                            4,382,098         16,701,762        4,112,876               -      25,196,736
    Intangible assets                           -          1,013,244                -               -       1,013,244
    Total assets                      502,800,863        281,534,651       91,417,739        (157,261)    875,595,992
    Deposits                          370,806,600        228,706,626       74,414,622      (8,665,883)    665,261,965
    Stockholders' equity         $     50,025,363   $     37,444,782   $    9,911,423   $  (9,598,824)   $ 87,782,744
                                 ================   ================   ==============   =============    ============

                                                           THREE MONTHS ENDED JUNE 30, 2004
                                 ------------------------------------------------------------------------------------
                                   THE EXCHANGE
                                  NATIONAL BANK      CITIZENS UNION
                                   OF JEFFERSON      STATE BANK AND     OSAGE VALLEY    CORPORATE AND
                                        CITY        TRUST OF CLINTON   BANK OF WARSAW       OTHER            TOTAL
                                 ----------------   ----------------   --------------   -------------    ------------
Statement of earnings:
    Total interest income        $      5,684,862   $      3,242,855   $    1,059,871   $      (3,244)   $  9,984,344
    Total interest expense              1,760,980            819,826          393,509         206,954       3,181,269
                                 ----------------   ----------------   --------------   -------------    ------------
    Net interest income                 3,923,882          2,423,029          666,362        (210,198)      6,803,075
    Provision for loan losses             125,000             75,000           10,500               -         210,500
    Noninterest income                  1,050,441            421,748          101,044         (22,419)      1,550,814
    Noninterest expense                 2,795,712          1,654,828          428,369         111,800       4,990,709
    Income taxes                          668,400            380,973           94,839        (120,500)      1,023,712
                                 ----------------   ----------------   --------------   -------------    ------------
    Net income (loss)            $      1,385,211   $        733,976   $      233,698   $    (223,917)   $  2,128,968
                                 ================   ================   ==============   =============    ============

                                                          THREE MONTHS ENDED JUNE 30, 2003
                                 ------------------------------------------------------------------------------------
                                   THE EXCHANGE      CITIZENS UNION
                                 NATIONAL BANK OF    STATE BANK AND     OSAGE VALLEY    CORPORATE AND
                                  JEFFERSON CITY    TRUST OF CLINTON   BANK OF WARSAW       OTHER            TOTAL
                                 ----------------   ----------------   --------------   -------------    ------------
Statement of earnings:
    Total interest income        $      5,669,113   $      2,812,447   $    1,070,968   $           -    $  9,552,528
    Total interest expense              1,808,536            895,893          420,770         127,837       3,253,036
                                 ----------------   ----------------   --------------   -------------    ------------
    Net interest income                 3,860,577          1,916,554          650,198        (127,837)      6,299,492
    Provision for loan losses             150,000             75,000           10,500               -         235,500
    Noninterest income                  1,084,317            310,393           88,002         (17,537)      1,465,175
    Noninterest expense                 2,740,081          1,323,627          387,688         132,798       4,584,194
    Income taxes                          653,000            248,671           95,282         (94,600)        902,353
                                 ----------------   ----------------   --------------   -------------    ------------
    Net income (loss)            $      1,401,813   $        579,649   $      244,730   $    (183,572)   $  2,042,620
                                 ================   ================   ==============   =============    ============

                                                             SIX MONTHS ENDED JUNE 30, 2004
                                 ------------------------------------------------------------------------------------
                                   THE EXCHANGE      CITIZENS UNION
                                 NATIONAL BANK OF    STATE BANK AND     OSAGE VALLEY    CORPORATE AND
                                  JEFFERSON CITY    TRUST OF CLINTON   BANK OF WARSAW       OTHER            TOTAL
                                 ----------------   ----------------   --------------   -------------    ------------
Statement of earnings:
    Total interest income        $     11,251,238   $      6,379,786   $    2,139,357   $     (24,184)   $ 19,746,197
    Total interest expense              3,365,165          1,687,582          802,295         280,620       6,135,662
                                 ----------------   ----------------   --------------   -------------    ------------
    Net interest income                 7,886,073          4,692,204        1,337,062        (304,804)     13,610,535
    Provision for loan losses             275,000            150,000           21,000               -         446,000
    Noninterest income                  2,024,497            824,908          191,594         (43,530)      2,997,469
    Noninterest expense                 5,489,063          3,175,081          846,886         151,942       9,662,972
    Income taxes                        1,344,050            715,842          191,473        (175,100)      2,076,265
                                 ----------------   ----------------   --------------   -------------    ------------
    Net income (loss)            $      2,802,457   $      1,476,189   $      469,297   $    (325,176)   $  4,422,767
                                 ================   ================   ==============   =============    ============

                                                             SIX MONTHS ENDED JUNE 30, 2003
                                 ------------------------------------------------------------------------------------
                                   THE EXCHANGE      CITIZENS UNION
                                 NATIONAL BANK OF    STATE BANK AND     OSAGE VALLEY    CORPORATE AND
                                  JEFFERSON CITY    TRUST OF CLINTON   BANK OF WARSAW       OTHER            TOTAL
                                 ----------------   ----------------   --------------   -------------    ------------
Statement of earnings:
    Total interest income        $     11,236,039   $      5,644,177   $    2,103,959   $           -    $ 18,984,175
    Total interest expense              3,630,280          1,806,046          849,517         249,668       6,535,511
                                 ----------------   ----------------   --------------   -------------    ------------
    Net interest income                 7,605,759          3,838,131        1,254,442        (249,668)     12,448,664
    Provision for loan losses             300,000            150,000           21,000               -         471,000
    Noninterest income                  2,660,451            644,437          170,851         (38,561)      3,437,178
    Noninterest expense                 5,463,004          2,630,497          772,350         218,683       9,084,534
    Income taxes                        1,428,100            502,303          174,448        (172,400)      1,932,451
                                 ----------------   ----------------   --------------   -------------    ------------
    Net income (loss)            $      3,075,106   $      1,199,768   $      457,495   $    (334,512)   $  4,397,857
                                 ================   ================   ==============   =============    ============

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

OVERVIEW

      This overview of management's discussion and analysis highlights selected information in this report and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report. These have an impact on our Company's financial condition and results of operation.

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

      MATERIAL CHALLENGES AND RISKS: Our Company may experience difficulties managing growth and effectively integrating newly established branches. As part of our general strategy, our Company may continue to acquire banks and establish de novo branches that we believe provide a strategic fit. To the extent that our Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. The successes of our Company's growth strategy will depend primarily on the ability of our banking subsidiaries to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. Our Company's financial performance also depends, in part, on our ability to manage various portfolios and to successfully introduce additional financial products and services. Furthermore, the success of our Company's growth strategy will depend on our ability to maintain sufficient regulatory capital levels and on general economic conditions that are beyond our control.

      REVENUE SOURCE: Through the respective branch network, Exchange National Bank, Citizens Union State Bank and Osage Valley Bank provide similar products and services in six defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee's Summit, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results which follow are consistent with our Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

      Much of our Company's business is commercial, commercial real estate development, and mortgage lending. Our Company has experienced continued strong loan demand in the communities within which we operate even during economic slowdowns. Our Company's income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing.

      Our Company's primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. Our Company also derives income from trust, brokerage, credit card and mortgage banking activities and service charge income.

      Our Company has prepared the consolidated financial statements in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, our Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

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

RESULTS OF OPERATIONS

      Net income for the three months ended June 30, 2004 of $2,129,000 increased $86,000 when compared to the second quarter of 2003. Diluted earnings per common share for the second quarter of 2004 of $0.51 increased 2 cents or 4.1% when compared to the second quarter of 2003. Net income for the six months ended June 30, 2004 of $4,423,000 increased $25,000 when compared to the six months ended June 30, 2003. Diluted earnings per common share for both the six months ended June 30, 2004 and 2003 was $1.05.

      The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

(DOLLARS EXPRESSED IN THOUSANDS)

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,            JUNE 30,
                                            ------------------  -----------------
                                             2004       2003      2004      2003
                                            -------    -------  -------   -------
Interest income                             $ 9,984    $ 9,553  $19,746   $18,984
Fully taxable equivalent (FTE) adjustment       155        161      316       348
                                            -------    -------  -------   -------
Interest income (FTE basis)                  10,139      9,714   20,062    19,332
Interest expense                              3,181      3,253    6,136     6,535
                                            -------    -------  -------   -------
Net Interest income (FTE basis)               6,958      6,461   13,926    12,797
Provision for loan losses                       210        236      446       471
                                            -------    -------  -------   -------
Net interest income after provision for
    loan losses (FTE basis)                   6,748      6,225   13,480    12,326
Noninterest income                            1,551      1,465    2,997     3,437
Noninterest expense                           4,991      4,584    9,663     9,085
                                            -------    -------  -------   -------
Earnings before income taxes (FTE basis)      3,308      3,106    6,814     6,678
                                            -------    -------  -------   -------
Income taxes                                  1,024        902    2,076     1,932
FTE adjustment                                  155        161      316       348
                                            -------    -------  -------   -------
Income taxes (FTE basis)                      1,179      1,063    2,392     2,280
                                            -------    -------  -------   -------
    Net Income                              $ 2,129    $ 2,043  $ 4,422   $ 4,398
                                            =======    =======  =======   =======

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Our Company's primary source of earning is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $497,000 or 7.7% to $6,958,000 or 3.32% of average earning assets for the second quarter of 2004 compared to $6,461,000 or 3.46% of average earning assets for the same period of 2003. The provision for loan losses was $210,000 and $236,000 for the three months ended June 30, 2004 and 2003 respectively.

      Noninterest income and noninterest expense for the three-month periods ended June 30, 2004 and 2003 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                          JUNE 30,       INCREASE (DECREASE)
                                                    ------------------   -------------------
                                                     2004       2003      AMOUNT         %
                                                    -------    -------   -------      ------
NONINTEREST INCOME

Service charges on deposit accounts                 $   780    $   686   $    94        13.7%
Trust department income                                 160        143        17        11.9
Brokerage income                                         21         45       (24)      (53.3)
Mortgage loan servicing fees                            112       (485)      597       123.1
Gain on sale of mortgage loans                          242        919      (677)      (73.7)
Gain on disposition of premises and equipment             -          5        (5)     (100.0)
Credit card fees                                         48         37        11        29.7
Other                                                   188        115        73        63.5
                                                    -------    -------   -------      ------
                                                    $ 1,551    $ 1,465   $    86         5.9%
                                                    =======    =======   =======      ======

NONINTEREST EXPENSE

Salaries and employee benefits                      $ 2,795    $ 2,476   $   319        12.9%
Occupancy expense                                       285        268        17         6.3
Furniture and equipment expense                         478        536       (58)      (10.8)
FDIC insurance assessment                                23         24        (1)       (4.2)
Advertising and promotion                               160        123        37        30.1
Postage, printing and supplies                          212        180        32        17.8
Legal, examination, and professional fees               268        205        63        30.7
Credit card expenses                                     24         23         1         4.3
Credit investigation and loan collection expenses        51         34        17        50.0
Amortization of intangible assets                        54         75       (21)      (28.0)
Other                                                   641        640         1         0.2
                                                    -------    -------   -------      ------
                                                    $ 4,991    $ 4,584   $   407         8.9%
                                                    =======    =======   =======      ======

      Noninterest income increased $86,000 or 5.9% to $1,551,000 for the second quarter of 2004 compared to $1,465,000 for the same period of 2003. The $94,000 or 13.7% increase in service charges on deposit accounts reflects an increase in the per item insufficient check fee charged by one of our Company's subsidiary banks. The $24,000 or 53.3% decrease in brokerage income reflects lower sales volume during the second quarter of 2004 compared to 2003. The $597,000 or 123.1% increase in mortgage loan servicing fees reflects a $556,000 impairment charge to mortgage servicing rights taken during the second quarter of 2003. There was no impairment to the carrying value of mortgage servicing rights in 2004. Gain on sales of mortgage loans decreased $677,000 or 73.7% due to a decrease in volume of loans originated and sold to the secondary market from approximately $44,208,000 in the second quarter of 2003 to approximately $14,775,000 for the second quarter of 2004. The $73,000 or 63.5% increase in other noninterest income reflects a refund received from a vendor for prior periods' overcharges.

      Noninterest expense increased $407,000 or 8.9% to $4,991,000 for the second quarter of 2004 compared to $4,584,000 for the second quarter of 2003. Salaries and benefits increased $319,000 or 12.9%. Approximately $200,000 of this increase reflects salaries and benefits related to an additional branch purchased in June of 2003 and two new branches opened in 2004. The balance of the increase reflects normal salary increases, additional hires and higher health insurance premiums. The $58,000 or 10.8% decrease in furniture and equipment expense is primarily the result of decreased depreciation and amortization expense for equipment and software purchased in prior years. Our Company utilizes both straight-line and accelerated depreciation methods. Assets utilizing accelerated methods recognize higher depreciation expense in early years and lower expense in later years of the life of assets. The $37,000 or 30.1% increase in advertising and promotion was the result of design and production costs associated with special product promotions initiated during the second quarter of 2004. The $32,000 or 17.8% increase in postage, printing and supplies reflects purchases of various forms and disclosures. The $63,000 or 30.7% increase in legal, examination, and professional fees represents increased costs associated with Sarbanes-Oxley compliance, benefit plan consulting, and strategic planning. The $17,000 or 50.0% increase in credit investigation and loan collection expense reflects costs associated with increased home equity loan applications.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 32.5% for the second quarter of 2004 compared to 30.6% for the second quarter of 2003. The increase in the effective tax rate reflects higher state taxable income than in prior periods.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net interest income on a fully taxable equivalent basis increased $1,129,000 or 8.8% to $13,926,000 or 3.38% of average earning assets for the first six months of 2004 compared to $12,797,000 or 3.49% of average earning assets for the same period of 2003. The provision for loan losses was $446,000 and $471,000 for the periods ended June 30, 2004 and 2003 respectively.

   Noninterest income and noninterest expense for the six-month periods ended June 30, 2004 and 2003 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                     SIX MONTHS ENDED
                                                         JUNE 30,        INCREASE (DECREASE)
                                                    ------------------   -------------------
                                                     2004       2003     AMOUNT          %
                                                    -------   -------    -------      ------
NONINTEREST INCOME

Service charges on deposit accounts                 $ 1,520   $ 1,307    $   213        16.3%
Trust department income                                 371       476       (105)      (22.1)
Brokerage income                                         41        58        (17)      (29.3)
Mortgage loan servicing fees                            214      (372)       586       157.5
Net gains on sales and calls of debt securities           3        53        (50)      (94.3)
Gain on sale of mortgage loans                          462     1,611     (1,149)      (71.3)
Gain on disposition of premises and equipment             -         5         (5)     (100.0)
Credit card fees                                         83        74          9        12.2
Other                                                   303       225         78        34.7
                                                    -------   -------    -------      ------
                                                    $ 2,997   $ 3,437    $  (440)      (12.8)%
                                                    =======   =======    =======      ======

NONINTEREST EXPENSE

Salaries and employee benefits                      $ 5,576   $ 4,931    $   645        13.1%
Occupancy expense                                       551       529         22         4.2
Furniture and equipment expense                         943     1,062       (119)      (11.2)
FDIC insurance assessment                                50        48          2         4.2
Advertising and promotion                               242       256        (14)       (5.5)
Postage, printing and supplies                          387       386          1         0.3
Legal, examination, and professional fees               432       385         47        12.2
Credit card expenses                                     50        47          3         6.4
Credit investigation and loan collection expenses        74        58         16        27.6
Amortization of intangible assets                       108       149        (41)      (27.5)
Other                                                 1,250     1,234         16         1.3
                                                    -------   -------    -------      ------
                                                    $ 9,663   $ 9,085    $   578         6.4%
                                                    =======   =======    =======      ======

      Noninterest income decreased $440,000 or 12.8% to $2,997,000 for the first six months of 2004 compared to $3,437,000 for the same period of 2003. The $213,000 or 16.3% increase in service charges on deposit accounts reflects an increase in the per item insufficient check fee charged by one of our Company's subsidiary banks. Trust department income decreased $105,000 or 22.1% due primarily to the collection of more distribution fees during the the first six months of 2003 compared to the first six months of 2004. Brokerage income decreased $17,000 or 29.3% due to lower sales volumes in 2004 compared to 2003. The $586,000 or 157.5% increase in mortgage loan servicing fees reflects a $556,000 impairment charge to mortgage servicing rights taken during 2003. There was no impairment to the carrying value of mortgage servicing rights in 2004. The $50,000 or 94.3% decrease in gains on sales and call of debt securities represents a decrease in the volume of securities sold in 2004 versus 2003. Gain on sales of mortgage loans decreased $1,149,000 or 71.3% due to a decrease in volume of loans originated and sold to the secondary market from approximately $75,181,000 in the first six months of 2003 to approximately $27,807,000 for the first six months of 2004. The $78,000 or 34.7% increase in other noninterest income reflects a refund received from a vendor for prior periods' overcharges.

      Noninterest expense increased $578,000 or 6.4% to $9,663,000 for the first six months of 2004 compared to $9,085,000 for the same period of 2003. Salaries and benefits increased $645,000 or 13.1%. Approximately $323,000 of this increase reflects salaries and benefits related to an additional branch purchased in June of 2003. The balance of the increase reflects normal salary increases, additional hires and higher health insurance premiums. The $119,000 or 11.2% decrease in furniture and equipment expense is primarily the result of decreased depreciation and amortization expense for equipment and software purchased in prior years. Our Company utilizes both straight-line and accelerated depreciation methods. Assets utilizing accelerated methods recognize higher depreciation expense in early years and lower expense in later years of the life of assets. The $47,000 or 12.2% increase in legal, examination, and professional fees represents increased costs associated with Sarbanes-Oxley compliance, benefit plan consulting, and strategic planning. Amortization of intangible assets decreased $41,000 or 27.5% due to a decrease in the amount of intangible assets requiring amortization.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.9% for the first six months of 2004 compared to 30.5% for the same period in 2003. The increase in the effective tax rate reflects higher state taxable income than in prior periods.

NET INTEREST INCOME

      Fully taxable equivalent net interest income increased $497,000 or 7.7% and $1,129,000 or 8.8% respectively for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. The increase in net interest income for the periods ended June 30, 2004 compared to the periods ended June 30, 2003 was the result of increased earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and six month periods ended June 30, 2004 and 2003.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                         THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                            JUNE 30, 2004                         JUNE 30, 2003
                                               ----------------------------------------   ------------------------------
                                                                                  RATE                INTEREST    RATE
                                               AVERAGE    INTEREST INCOME/      EARNED/   AVERAGE     INCOME/    EARNED/
                                               BALANCE       EXPENSE(1)         PAID(1)   BALANCE    EXPENSE(1)  PAID(1)
                                               --------   ----------------      -------   --------   ----------  -------
ASSETS
Loans:(2)
    Commercial                                 $224,742   $          3,124        5.58%   $163,266   $    2,427    5.96%
    Real estate                                 329,415              4,605        5.61     311,765        4,641    5.97
    Consumer                                     37,164                768        8.29      42,120          876    8.34
Investment securities:(3)
    U.S Treasury and
        U.S. Gov't Agencies                     188,065              1,058        2.26     147,400        1,085    2.95
    State and municipal                          30,783                459        5.98      30,994          503    6.51
    Other                                         5,227                 40        3.07       5,107           48    3.77
Federal funds sold                               22,531                 82        1.46      45,986          125    1.09
Interest-bearing deposits                         1,832                  3        0.66       3,095            9    1.17
                                               --------   ----------------                --------   ----------
    Total interest earning assets               839,759             10,139        4.84     749,733        9,714    5.20

All other assets                                 76,285                                     70,368
Allowance for loan losses                        (8,554)                                    (7,485)
                                               --------                                   --------
    Total assets                               $907,490                                   $812,616
                                               ========                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    NOW accounts                               $118,934   $            173        0.58    $ 94,867   $      176    0.74%
    Savings                                      57,658                 82        0.57      52,641          106    0.81
    Money market                                 77,577                228        1.18      61,645          151    0.98
    Deposits of $100,000 and over                84,841                456        2.16      72,455          460    2.55
    Other time deposits                         248,912              1,439        2.32     247,458        1,739    2.82
                                               --------   ----------------                --------   ----------
        Total time deposits                     587,922              2,378        1.62     529,066        2,632    2.00
    Federal funds purchased and
        securities sold under
        agreements to repurchase                 74,852                188        1.01      72,069          177    0.99
    Interest-bearing demand
        notes to US Treasury                        819                  2        0.98         818            2    0.98
    Other borrowed money                         57,285                613        4.29      41,072          442    4.32
                                               --------   ----------------                --------   ----------
        Total interest-bearing liabilities      720,878              3,181        1.77     643,025        3,253    2.03
    Demand deposits                              90,166                                     75,773
    Other liabilities                             5,980                                      7,647
                                               --------                                   --------
        Total liabilities                       817,024                                    726,445
    Stockholders' equity                         90,466                                     86,171
                                               --------                                   --------
    Total liabilities and
        Stockholders' equity                   $907,490                                   $812,616
                                               ========                                   ========
Net interest income                                       $          6,958                           $    6,461
                                                          ================                           ==========
Net interest margin(4)                                                            3.32%                            3.46%
                                                                                  ====                             ====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $155,000 in 2004 and $161,000 in 2003.

(2)   Non-accruing loans are included in the average amounts outstanding.

(3)   Average balances based on amortized cost.

(4)   Net interest income divided by average total interest earning assets.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                       SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30, 2004                        JUNE 30, 2003
                                           --------------------------------------   ------------------------------
                                                                            RATE                INTEREST    RATE
                                           AVERAGE    INTEREST INCOME/    EARNED/   AVERAGE     INCOME/    EARNED/
                                           BALANCE       EXPENSE(1)       PAID(1)   BALANCE    EXPENSE(1)  PAID(1)
                                           --------   ----------------    -------   --------   ----------  -------
ASSETS
Loans:(2)
    Commercial                             $218,935   $          6,080      5.57%   $158,217   $    4,697    5.99%
    Real estate                             328,469              9,253      5.65     305,723        9,205    6.07
    Consumer                                 38,601              1,507      7.83      43,033        1,749    8.20
Investment securities:(3)
    U.S Treasury and
        U.S. Gov't Agencies                 177,853              2,075      2.34     145,537        2,227    3.09
    State and municipal                      29,871                923      6.20      32,617        1,093    6.76
    Other                                     4,709                 69      2.94       5,259           97    3.72
Federal funds sold                           24,194                145      1.20      43,967          238    1.09
Interest-bearing deposits                     2,436                 10      0.82       4,377           26    1.20
                                           --------   ----------------              --------   ----------
    Total interest earning assets           825,068             20,062      4.88     738,730       19,332    5.28

All other assets                             75,539                                   70,935
Allowance for loan losses                    (8,446)                                  (7,360)
                                           --------                                 --------
    Total assets                           $892,161                                 $802,305
                                           ========                                 ========

LIABILITIES AND
    STOCKHOLDERS' EQUITY
    NOW accounts                           $119,543   $            345      0.58    $ 94,925   $      358    0.76%
    Savings                                  57,174                162      0.57      51,940          210    0.82
    Money market                             73,150                372      1.02      62,576          303    0.98
    Deposits of $100,000 and over            86,461                930      2.16      70,283          906    2.60
    Other time deposits                     250,980              2,948      2.36     244,105        3,526    2.91
                                           --------   ----------------              --------   ----------
        Total time deposits                 587,308              4,757      1.62     523,829        5,303    2.04
    Federal funds purchased and
        securities sold under
        agreements to repurchase             73,086                356      0.98      70,165          355    1.02
    Interest-bearing demand
        notes to US Treasury                    643                  2      0.62         644            3    0.94
    Other borrowed money                     47,104              1,021      4.35      40,922          874    4.31
                                           --------   ----------------              --------   ----------
        Total interest-bearing liabilities  708,141              6,136      1.74     635,560        6,535    2.07
    Demand deposits                          88,182                                   73,784
    Other liabilities                         6,027                                    7,770
                                           --------                                 --------
        Total liabilities                   802,350                                  717,114
    Stockholders' equity                     89,811                                   85,191
                                           --------                                 --------
    Total liabilities and
        Stockholders' equity               $892,161                                 $802,305
                                           ========                                 ========
Net interest income                                   $         13,926                         $   12,797
                                                      ================                         ==========
Net interest margin(4)                                                      3.38%                            3.49%
                                                                            ====                             ====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $316,000 in 2004 and $348,000 in 2003.

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

                                                       THREE MONTHS ENDED JUNE 30, 2004
                                                                  COMPARED TO
                                                       THREE MONTHS ENDED JUNE 30, 2003
                                                       --------------------------------
                                                                        CHANGE DUE TO
                                                        TOTAL        ------------------
                                                       CHANGE        VOLUME        RATE
                                                       ------        ------        ----
INTEREST INCOME ON A FULLY TAXABLE EQUIVALENT BASIS:
Loans:(1)
    Commercial                                         $  697           863        (166)
    Real estate (2)                                       (36)          255        (291)
    Consumer                                             (108)         (102)         (6)
Investment securities:(3)
    U.S Treasury and
        U.S. Gov't Agencies                               (27)          261        (288)
    State and municipal (2)                               (44)           (3)        (41)
    Other                                                  (8)            1          (9)
Federal funds sold                                        (43)          (77)         34
Interest-bearing deposits                                  (6)           (3)         (3)
                                                       ------         -----        ----
        Total interest income                             425         1,195        (770)

INTEREST EXPENSE:
    NOW accounts                                       $   (3)           40         (43)
    Savings                                               (24)            9         (33)
    Money market                                           77            44          33
    Deposits of $100,000 and over                          (4)           73         (77)
Other time deposits                                      (300)           10        (310)
    Federal funds purchased and
        securities sold under
        agreements to repurchase                           11             7           4
    Interest-bearing demand notes
        of U.S. Treasury                                    -             -           -
    Other borrowed money                                  171           173          (2)
                                                       ------         -----        ----
            Total interest expense                        (72)          356        (428)
                                                       ------         -----        ----
Net interest income on a fully
    taxable equivalent basis                           $  497           839        (342)
                                                       ======         =====        ====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $155,000 in 2004 and $161,000 in 2003.

(2) Non-accruing loans are included in the average amounts outstanding.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                        SIX MONTHS ENDED JUNE 30, 2004
                                                                 COMPARED TO
                                                        SIX MONTHS ENDED JUNE 30, 2003
                                                       --------------------------------
                                                                        CHANGE DUE TO
                                                        TOTAL        ------------------
                                                       CHANGE        VOLUME       RATE
                                                       -------       ------      ------
INTEREST INCOME ON A FULLY TAXABLE EQUIVALENT BASIS:
Loans:(1)
    Commercial                                         $ 1,383        1,704        (321)
    Real estate (2)                                         48          661        (613)
    Consumer                                              (242)        (175)        (67)
Investment securities:(3)
    U.S Treasury and
        U.S. Gov't Agencies                               (152)         438        (590)
    State and municipal (2)                               (170)         (88)        (82)
    Other                                                  (28)          (9)        (19)
Federal funds sold                                         (93)        (116)         23
Interest-bearing deposits                                  (16)         (10)         (6)
                                                       -------        -----        ----
        Total interest income                              730        2,405      (1,675)

INTEREST EXPENSE:
    NOW accounts                                       $   (13)          81         (94)
    Savings                                                (48)          19         (67)
    Money market                                            69           53          16
    Deposits of $100,000 and over                           24          189        (165)
Other time deposits                                       (578)          97        (675)
    Federal funds purchased and
        securities sold under
        agreements to repurchase                             1           14         (13)
    Interest-bearing demand notes
        of U.S. Treasury                                    (1)         -            (1)
    Other borrowed money                                   147          134          13
                                                       -------        -----        ----
            Total interest expense                        (399)         587        (986)
                                                       -------        -----        ----
Net interest income on a fully
    taxable equivalent basis                           $ 1,129        1,818        (689)
                                                       =======        =====        ====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $316,000 in 2004 and $348,000 in 2003.

(2) Non-accruing loans are included in the average amounts outstanding.

LENDING AND CREDIT MANAGEMENT

      Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 65.3% of total assets as of June 30, 2004 compared to 65.7% as of December 31, 2003 and 64.4% as of June 30, 2003.

      Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

      Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At June 30, 2004 our Company was servicing approximately $211,487,000 of loans sold to the secondary market.

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

      The allowance for loan losses was decreased by net loan charge-offs of $57,000 and $15,000, respectively, for the first and second quarters of 2004. That compares to net loan recoveries of $13,000 and $2,000, respectively, for the first and second quarters of 2003. The allowance for loan losses was increased by a provision charged to expense of $236,000 for the first quarter of 2004 and $210,000 for the second quarter of 2004. That compares to a provision of $235,000 for the first quarter of 2003 and $236,000 for the second quarter of 2003.

      The balance of the allowance for loan losses was $8,641,000 at June 30, 2004 compared to $8,267,000 at December 31, 2003 and $7,819,000 at June 30,
2003. The allowance for loan losses as a percent of outstanding loans was 1.45% at June 30, 2004 compared to 1.42% at December 31, 2003 and 1.41% at June 30, 2003.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $7,585,000 or 1.27% of total loans at June 30, 2004 compared to $3,014,000 or 0.52% of total loans at December 31, 2003. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                        JUNE 30, 2004       DECEMBER 31, 2003
                                     -------------------   -------------------
                                              % OF GROSS            % OF GROSS
                                     BALANCE     LOANS     BALANCE     LOANS
                                     -------  ----------   -------  ----------
Nonaccrual loans:
    Commercial                       $ 6,177     1.03%     $ 1,520     0.26%
    Real estate
        Construction                       -        -           59     0.01
        Mortgage                       1,186     0.20        1,270     0.22
    Consumer                              33     0.01           55     0.01
                                     -------     ----      -------     ----
                                       7,396     1.24        2,904     0.50
                                     -------     ----      -------     ----
Loans contractual past-due 90 days
    or more and still accruing:
    Commercial                            63     0.01           66     0.01
    Real estate
        Construction                       -        -            -        -
        Mortgage                         103     0.02            4        -
    Consumer                              23        -           40     0.01
                                     -------     ----      -------     ----
                                         189     0.03          110     0.02
                                     -------     ----      -------     ----
    Restructured loans                     -        -            -        -
                                     -------     ----      -------     ----
    Total nonperforming loans          7,585     1.27%       3,014     0.52%
                                                 ====                  ====
    Other real estate                    252                    47
    Repossessions                         64                    73
                                     -------               -------
    Total nonperforming assets       $ 7,901               $ 3,134
                                     =======               =======

The allowance for loan losses was 113.92% of nonperforming loans at June 30, 2004 compared to 274.29% of nonperforming loans at December 31, 2003. The increase in nonaccrual commercial loans is primarily represented by two credits with balances of $4,070,000 at June 30, 2004. Management has allocated $2,196,000 of the loan loss reserve to these two credits. Management believes that our Company has established sufficient reserves for probable losses related to these two credits.

      It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 2004 and 2003, which would have been recorded under the original terms of those loans, was approximately $243,000 and $141,000 for the six months ended June 30, 2004 and 2003, respectively. Approximately $38,000 and $24,000 was actually recorded as interest income on such loans for the six months ended June 30, 2004 and 2003, respectively.

      A loan is considered "impaired" when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered "impaired", management has identified additional loans totaling approximately $63,000 and $66,000 at June 30, 2004 and December 31, 2003, respectively, which are not included in the nonaccrual table above but are considered by management to be "impaired". The $63,000 of loans identified by management as being "impaired" reflected two commercial loans ranging in size from approximately $29,000 to approximately $34,000. The average balance of nonaccrual and other "impaired" loans for the first six months of 2004 was approximately $7,358,000. At June 30, 2004 the portion of the allowance for loan losses allocated to specific impaired loans was $2,159,000 compared to $685,000 at December 31, 2003. The balance of impaired loans with specific loan loss allocations was approximately $3,019,000 at June 30, 2004 compared to $1,572,000 at December 31, 2003.

      As of June 30, 2004 and December 31, 2003 approximately $12,765,000 and $17,167,000 of loans not included in the nonaccrual table above or identified by management as being "impaired" were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The decrease in loans having more than normal risk is primarily represented by two large commercial credits. One credit totaling approximately $2,623,000 has been placed on nonaccrual status and is part of the June 30, 2004 impaired loan totals presented above. The other credit of approximately $2,499,000 has been performing as agreed and has been removed from the internal classified list as of June 30, 2004. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

      At June 30, 2004, management allocated $8,014,000 of the $8,641,000 total allowance for loan losses to specific loans and loan categories and $627,000 was unallocated. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the June 30, 2004 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

      Total assets increased $25,894,000 or 3.0% to $901,490,000 at June 30, 2004 compared to $875,596,000 at December 31, 2003. Total liabilities increased $24,778,000 or 3.1% to $812,591,000. Stockholders' equity increased $1,116,000 or 1.3% to $88,899,000. The increase in both total assets and total liabilities is primarily the result of our Company's issuance of subordinated debentures and the subsequent investment of excess funds not used to pay down debt.

      Loans increased $13,479,000 to $597,398,000 at June 30, 2004 compared to $583,919,000 at December 31, 2003. Commercial loans increased $16,602,000; real estate construction loans increased $2,870,000; real estate mortgage loans decreased $2,188,000; and consumer loans decreased $3,805,000. The increase in commercial loans and real estate construction loans represents continued strong loan demand, especially in the Jefferson City market. The decrease in real estate mortgage loans is reflective of higher mortgage rates in the industry. The decrease in consumer loans is primarily represented by the payoff of one very large consumer credit.

      Investment in debt and equity securities classified as available-for-sale increased $23,132,000 or 12.2% to $212,088,000 at June 30, 2004 compared to
$188,956,000 at December 31, 2003. Investments classified as available-for-sale are carried at fair value. During 2004 the market valuation account was decreased $2,801,000 to $(727,000) to reflect the fair value of available-for-sale investments at June 30, 2004 and the net after tax decrease resulting from the change in the market valuation adjustment of $1,821,000 decreased the stockholders' equity component to $(473,000) at June 30, 2004.

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

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $12,951,000 or 22.7% to $44,094,000 at June 30, 2004 compared to $57,045,000 at December 31, 2003. Further discussion of this decrease may be found in the section of this report titled "Sources and Uses of Funds".

      Premises and equipment increased $1,505,000 or 8.5% to $19,280,000 at June 30, 2004 compared to $17,775,000 at December 31, 2003. The increase reflects purchases of premises and equipment of $2,267,000 offset by depreciation expense of $762,000. The purchase of premises and equipment primarily reflects purchases of land and equipment for two additional branches.

      Total deposits increased $10,795,000 or 1.6% to $676,057,000 at June 30, 2004 compared to $665,262,000 at December 31, 2003. This increase is due in large part to a special deposit promotion at one bank.

      Federal funds purchased and securities sold under agreements to repurchase decreased $9,999,000 or 13.7% to $62,984,000 at June 30, 2004 compared to
$72,983,000 at December 31, 2003. This decrease is due primarily to increased deposit balances at June 30, 2004.

      Other borrowed money increased $22,234,000 or 53.4% to $63,865,000 at June 30, 2004 compared to $41,630,000 at December 31, 2003. This reflects the issuance of $25,774,000 of subordinated debentures which was partially used to repay $11,000,000 of other debt. An additional $7,000,000 of debt was repaid from cash on hand. The Company also borrowed an additional $15,000,000 from the Federal Home Loan Bank during the period to lock in current funding rates.

      The increase in stockholders' equity reflects net income of $4,423,000 less dividends declared of $1,501,000 and $(1,821,000) change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

      No material changes in our Company's liquidity or capital resources have occurred since December 31, 2003.

INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of our Company's amortized intangible assets for the periods ended June 30, 2004 and December 31, 2003 are as follows:

                                       JUNE 30, 2004                DECEMBER 31, 2003
                              -----------------------------    ----------------------------
                              Gross Carrying    Accumulated    Gross Carrying  Accumulated
                                  Amount       Amortization        Amount      Amortization
                              --------------   ------------    --------------  ------------
Amortized intangible asset:
    Core deposit intangible   $    2,265,000    (1,359,312)       2,265,000     (1,251,756)
                              ==============    ==========        =========     ==========

      The aggregate amortization expense of intangible assets subject to amortization for the three and six month periods ended June 30, 2004 and 2003 is as follows:

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30,            JUNE 30,
                                 ------------------   -----------------
                                  2004        2003     2004      2003
                                 -------     ------   -------   -------
Aggregate amortization expense   $53,778     74,670   107,556   149,340
                                 =======     ======   =======   =======

      The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
      For year ended 2004          $ 215,000
      For year ended 2005            215,000
      For year ended 2006            215,000
      For year ended 2007            135,000
      For year ended 2008             66,000

      Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                   JUNE 30,
                                       -------------------------------
                                            2004               2003
                                       -------------       -----------
Balance, beginning of period           $   1,591,289         1,515,848
Originated mortgage servicing rights         245,940           710,204
Amortization                                (212,221)         (264,237)
Impairment charge                                  -          (556,040)
                                       -------------       -----------
Balance, end of period                 $   1,625,008         1,405,775
                                       =============       ===========
Mortgage loans serviced                $ 212,487,000       207,746,000
                                       =============       ===========
Mortgage servicing rights as a
    percentage of loans serviced                0.76%             0.68%
                                       =============       ===========

      The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
      For year ended 2004              $  375,000
      For year ended 2005                 325,000
      For year ended 2006                 325,000
      For year ended 2007                 325,000
      For year ended 2008                 275,000

      Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended June 30, 2004 and December 31, 2003 is summarized as follows:

                                               CITIZENS
                                THE EXCHANGE  UNION STATE
                               NATIONAL BANK   BANK AND    OSAGE VALLEY
                                OF JEFFERSON   TRUST OF       BANK OF
                                    CITY        CLINTON       WARSAW       TOTAL
                               -------------  -----------  ------------  ----------
Goodwill associated with the
    purchase of subsidiaries   $   4,382,098   16,701,762    4,112,876   25,196,736
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

      The following table represents the components of the net periodic pension costs for the three-month periods ended June 30, 2004 and 2003:

                                                 ESTIMATED     ACTUAL
                                                    2004        2003
                                                 ---------    ---------
Service cost - benefits earned during the year   $ 292,059    $ 257,103
Interest cost on projected benefit obligations     242,638      231,253
Expected return on plan assets                    (374,910)    (373,976)
Net amortization and deferral                      (26,632)     (35,512)
Recognized net gains                                (6,695)     (29,916)
                                                 ---------    ---------
Net periodic pension cost - annual               $ 126,460    $  48,952
                                                 =========    =========
Net periodic pension cost - three months
    ended June 30                                $  31,615    $  12,238
                                                 =========    =========
Net periodic pension cost - six months
    ended June 30                                $  63,230    $  24,476
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

      Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At June 30, 2004, the amounts of available credit from the FHLB totaled $94,170,000. As of June 30, 2004, the Banks had $38,091,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $40,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of June 30, 2004.

SOURCES AND USES OF FUNDS

      For the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $7,147,000 and $6,244,000, respectively. Approximately $1,405,000 of the increase in net cash provided by operating activities is represented by an increase in other liabilities representing loan participation payments received.

      Net cash used in investing activities was $42,694,000 in 2004 versus $42,199,000 in 2003. In 2004 our Company's investment portfolio increased by approximately $26,679,000 compared to a $231,000 increase for the same period in 2003. Much of this increase was the result of investing the excess proceeds from the subordinated debentures issued during the first quarter of 2004. In 2003 our Company's loan portfolio increased approximately $13,970,000 compared to a $41,467,000 increase for the same period in 2004. Our Company has also purchased premised and equipment of approximately $2,267,000 in 2004 compared to $225,000 for the same period of 2003. These purchases primarily represent land and equipment acquisition for additional branch locations.

      Net cash provided by financing activities was $22,597,000 in 2004 versus $21,237,000 in 2003. Increases in deposits accounted for approximately $10,795,000 of the cash provided by financing activities in 2004 and approximately $24,294,000 in 2003. An additional $22,235,000 of cash was provided by additional borrowed funds in 2004.

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

      The only special purpose entity that our Company has in place is a limited purpose trust that issued trust preferred securities. This limited purpose trust issued preferred securities to outside investors and used the proceeds of the issuance to purchase, from our Company, an equivalent amount of junior subordinated debentures having stated maturities. The debentures are the only assets of the limited purpose trust. When our Company makes its payments of interest on the debentures, the limited purpose trust distributes cash to holders of the trust preferred securities. The trust preferred securities must be redeemed upon maturity of the debentures. Under the requirements of FIN 46R, our Company must deconsolidate the limited purpose trust. This has been reflected in our Company's consolidated financial statements.

      SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For our Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for our Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. Our Company currently does not have any financial instruments that are within the scope of SFAS 150.

      In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments under FASB Statement No. 133. SAB 105 specifically addresses commitments to sell loans after funding and the fact that the commitment should be accounted for as a derivative instrument and measured at fair value. SAB 105 is required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Our Company has adopted SAB 105 and determined that it did not have a material impact on our Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At June 30, 2004, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 7% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 6% at December 31, 2003. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

      Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There has been no change in our company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases
             of Equity Securities                                      None

Item 3. Defaults Upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders

            At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 9, 2004, the shareholders elected two Class III directors, namely, Kevin L. Riley and David T. Turner, to serve terms expiring at the annual meeting of shareholders in 2007 and ratified the Board of Directors selection of KPMG LLP as the Company's independent auditors for the year ending December 31, 2004. Class I Directors, namely, Charles G. Dudenhoeffer, Jr., Philip D. Freeman, and James E Smith, and Class II directors, namely, David R. Goller, James R. Loyd, and Gus S. Wetzel, II, continue to serve terms expiring at the annual meetings of shareholders in 2005 and 2006, respectively.

       The following is a summary of votes cast. No broker non-votes were received.

                                         Withhold
                                        Authority/
                               For        Against   Abstentions
                            ---------   ----------  -----------
Election of Directors:
  Kevin L. Riley            3,594,097     32,755       N/A
  David T. Turner           3,597,903     28,545       N/A

Ratification of KPMG LLP
  as independent auditors   3,598,416     18,462     10,446

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

   31.1       Certificate of the Chief Executive Officer of the Company pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   31.2       Certificate of the Chief Financial Officer of the Company pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certificate of the Chief Executive Officer of the Company pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

   32.2       Certificate of the Chief Financial Officer of the Company pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

            Form 8-K dated May 6, 2004, filed with the SEC on May 13, 2004 with respect to Items 5 and 7 to report our issuance of a press release dated May 6, 2004 announcing our 2004 first quarter earnings. The press release was filed as an exhibit to the Form 8-K.

            Form 8-K dated May 12, 2004, filed with the SEC on May 13, 2004 with respect to Items 5 and 7 to report our issuance of a press release dated May 12, 2004 announcing the declaration of a quarterly dividend. The press release was filed as an exhibit to the Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EXCHANGE NATIONAL BANCSHARES, INC.

     Date                        By /s/ James E. Smith
                                 -----------------------------------
August 9, 2004                   James E. Smith, Chairman of the Board
                                 and Chief Executive Officer (Principal
                                 Executive Officer)

                                 By /s/ Richard G. Rose
                                 -----------------------------------
August 9, 2004                   Richard G. Rose, Treasurer (Principal Financial
                                 Officer and Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                             June 30, 2004 Form 10-Q

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

   31.1       Certificate of the Chief Executive Officer of the Company pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                                   43

   31.2       Certificate of the Chief Financial Officer of the Company pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002                                   44

   32.1       Certificate of the Chief Executive Officer of the Company pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                   45

   32.2       Certificate of the Chief Financial Officer of the Company pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                   46

                          ** Incorporated by reference.