Form 10-Q
period 2004-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2004-11-09
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

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

[X] Yes    [ ] No

As of November 9, 2004, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 45 pages
                      Index to Exhibits located on page 41

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                         SEPTEMBER 30, 2004          DECEMBER 31, 2003
                                         ------------------          -----------------
ASSETS
 Loans:
  Commercial                             $      239,341,783          $     212,440,053
  Real estate - construction                     53,999,425                 46,415,577
  Real estate - mortgage                        285,363,571                283,367,122
  Consumer                                       36,550,903                 41,696,414
                                         ------------------          -----------------
                                                615,255,682                583,919,166
  Less allowance for loan losses                  8,754,161                  8,267,380
                                         ------------------          -----------------
   Loans, net                                   606,501,521                575,651,786

 Investments in available for sale debt
  and equity securities, at fair value          166,809,609                188,955,832
 Federal funds sold                              28,101,889                 29,227,798
 Cash due from banks                             27,119,391                 27,817,117
 Premises and equipment                          19,820,216                 17,774,633
 Accrued interest receivable                      5,301,439                  5,107,980
 Mortgage servicing rights                        1,625,268                  1,591,289
 Goodwill                                        25,196,736                 25,196,736
 Intangible assets                                  851,910                  1,013,244
 Other assets                                     3,614,962                  3,259,577
                                         ------------------          -----------------
   Total assets                          $      884,942,941          $     875,595,992
                                         ==================          =================

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                  SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                                  ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Demand deposits                                                  $      100,250,749  $      89,214,182
 Time deposits                                                           587,715,636        576,047,783
                                                                  ------------------  -----------------
  Total deposits                                                         687,966,385        665,261,965

 Federal funds purchased and securities
  sold under agreements to repurchase                                     33,979,008         72,983,423
 Interest-bearing demand notes to U.S. Treasury                            1,055,208            688,978
 Subordinated notes                                                       25,774,000                  -
 Other borrowed money                                                     39,794,128         41,629,893
 Accrued interest payable                                                  1,557,883          1,650,292
 Other liabilities                                                         3,413,638          5,598,697
                                                                  ------------------  -----------------
   Total liabilities                                                     793,540,250        787,813,248

Stockholders' equity:
  Common stock - $1 par value; 15,000,000 shares
   authorized; 4,298,353 issued                                            4,298,353          4,298,353
  Surplus                                                                 22,014,894         21,999,714
  Retained earnings                                                       67,015,891         62,789,107
  Accumulated other comprehensive income,
   net of tax                                                                726,062          1,348,079
  Treasury stock, 128,506 shares at cost                                  (2,652,509)        (2,652,509)
                                                                  ------------------  -----------------
   Total stockholders' equity                                             91,402,691         87,782,744
                                                                  ------------------  -----------------
  Total liabilities and stockholders' equity                      $      884,942,941  $     875,595,992
                                                                  ==================  =================

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (Unaudited)

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPT 30,                       SEPT 30,
                                                              ----------------------------   -------------------------
                                                                   2004           2003          2004          2003
                                                              --------------   -----------   -----------   -----------
Interest Income                                               $   10,404,311   $ 9,997,501   $30,150,508   $28,981,676
Interest Expense                                                   3,458,738     3,172,415     9,594,400     9,707,926
                                                              --------------   -----------   -----------   -----------
Net interest income                                                6,945,573     6,825,086    20,556,108    19,273,750
Provision for loan losses                                            160,500       310,500       606,500       781,500
                                                              --------------   -----------   -----------   -----------
Net interest income after provision for loan losses                6,785,073     6,514,586    19,949,608    18,492,250
Noninterest income                                                 1,371,530     1,901,897     4,368,999     5,339,075
Noninterest expense                                                5,177,503     4,589,992    14,840,475    13,674,526
                                                              --------------   -----------   -----------   -----------
Income before income taxes                                         2,979,100     3,826,491     9,478,132    10,156,799
Income taxes                                                         923,366     1,282,165     2,999,631     3,214,616
                                                              --------------   -----------   -----------   -----------
Net income                                                    $    2,055,734   $ 2,544,326   $ 6,478,501   $ 6,942,183
                                                              ==============   ===========   ===========   ===========
Basic earning per share                                       $         0.49   $      0.61   $      1.55   $      1.67
Diluted earnings per share                                    $         0.49   $      0.60   $      1.54   $      1.65

Weighed average shares of common stock outstanding
 Basic                                                             4,169,847     4,169,847     4,169,847     4,169,432
 Diluted                                                           4,201,432     4,216,320     4,205,929     4,208,000

Dividends per share:
 Declared                                                     $         0.18   $      0.18   $      0.54   $      0.49
 Paid                                                         $         0.18   $      0.18   $      0.54   $      0.45

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ------------------------------
                                                                          2004              2003
                                                                      -------------    -------------
Cash flow from operating activities:
Net income                                                            $   6,478,501    $   6,942,183
  Adjustments to reconcile net income to net cash
   cash provided by operating activities:
     Provision for loan losses                                              606,500          781,500
     Depreciation expense                                                 1,163,300        1,244,371
     Net amortization of debt securities premiums and discounts           1,069,620        1,053,785
     Amortization of intangible assets                                      161,334          240,618
     (Increase) decrease in accrued interest receivable                    (193,459)          40,916
     Decrease in other assets                                                33,660          371,317
     Decrease in accrued interest payable                                   (92,409)        (323,882)
     Decrease in other liabilities                                       (2,185,059)        (358,730)
     Loss (gain) on sales and calls of debt securities                        7,612          (37,689)
     Origination of mortgage loans for sale                             (32,058,389)    (105,145,670)
     Proceeds from the sale of mortgage loans held for sale              32,691,395      107,487,338
     Gain on sale of mortgage loans                                        (633,006)      (2,341,668)
     Loss (gain) on disposition of premises and equipment                     4,822             (318)
     Other, net                                                              15,180         (179,931)
                                                                      -------------    -------------
      Net cash provided by operating activities                           7,069,602        9,774,140

Cash flow from investing activities:
   Net increase in loans                                                (31,954,969)     (60,117,854)
   Purchase of available-for-sale debt securities                      (257,866,701)    (167,949,778)
   Proceeds from maturities of available-for-sale debt securities       234,016,986      103,805,489
   Proceeds from calls of available-for-sale debt securities             33,657,425       47,307,300
   Proceeds from sales of available-for-sale debt securities             10,304,331        9,929,230
   Purchase of premises and equipment                                    (3,213,705)        (845,005)
   Proceeds from dispositions of premises and equipment                           -            6,170
   Proceeds from sales of other real estate owned and repossessions         410,643          635,376
   Purchase of branch, net of cash and cash equivalents acquired                  -         (814,572)
                                                                      -------------    -------------
      Net cash used in investing activities                             (14,645,990)     (68,043,644)
                                                                      -------------    -------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                   2004              2003
                                                                              ------------       ------------
Cash flow from financing activities:
  Net increase in demand deposits                                               11,036,567          9,364,441
  Net increase in interest-bearing transaction accounts                         28,650,258         12,570,154
  Net (decrease) increase in time deposits                                     (16,982,405)        15,045,505
  Net decrease in federal funds purchased and securities sold
    under agreements to repurchase                                             (39,004,415)        (2,597,231)
  Net increase (decrease) in interest-bearing demand notes to U.S. Treasury        366,230         (2,248,586)
  Proceeds from subordinated debentures                                         25,774,000                  -
  Proceeds from Federal Home Loan Bank borrowings                               17,000,000          2,000,000
  Repayment of Federal Home Loan Bank borrowings                                  (885,197)          (758,144)
  Repayment of other borrowed money                                            (17,950,568)        (1,000,000)
  Purchase of common stock                                                               -             (2,503)
  Cash dividends paid                                                           (2,251,717)        (1,861,856)
  Proceeds from sale of treasury stock                                                   -             28,251
                                                                              ------------       ------------
    Net cash provided by financing activities                                    5,752,753         30,540,031
Net decrease in cash and cash equivalents                                       (1,823,635)       (27,729,473)
Cash and cash equivalents, beginning of period                                  57,044,915         77,411,243
                                                                              ------------       ------------
Cash and cash equivalents, end of period                                      $ 55,221,280       $ 49,681,770
                                                                              ============       ============
Supplemental disclosure of cash flow information -
  Cash paid during period for:
    Interest                                                                  $  9,686,809       $ 10,031,808
    Income taxes                                                                 5,352,761          4,113,657

Supplemental schedule of noncash investing activities -
  Other real estate and repossessions
    acquired in settlement of loans                                                498,734            571,252

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                  Nine Months Ended September 30, 2004 and 2003

      The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of September 30, 2004 and December 31, 2003 and the consolidated statements of earnings for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

      The weighted average common and diluted shares outstanding as well as dividends per share and earnings per share amounts have been restated to give effect to a three-for-two stock split accounted for as a dividend on July 15, 2003.

EARNINGS PER SHARE

      The following table reflects, for the three-month and nine-month periods ended September 30, 2004 and 2003, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                                          THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                                 SEPTEMBER 30,
                                                  ----------------------------------            ---------------------------------
                                                      2004                  2003                   2004                  2003
                                                  -----------            -----------            -----------           -----------
Net income, basic and diluted                     $ 2,055,734            $ 2,544,326            $ 6,478,501           $ 6,942,183
                                                  ===========            ===========            ===========           ===========
Average shares outstanding                          4,169,847              4,169,847              4,169,847             4,169,432
Effect of dilutive stock options                       31,585                 46,473                 36,082                38,568
                                                  -----------            -----------            -----------           -----------
Average shares outstanding
  including dilutive stock options                  4,201,432              4,216,320              4,205,929             4,208,000

Basic earning per share                           $      0.49            $      0.61            $      1.55           $      1.67
Diluted earnings per share                        $      0.49            $      0.60            $      1.54           $      1.65

      Our Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, establish accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, our Company has elected to continue to apply the provision of APB Opinion No. 25, as described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

      The following table illustrates, for the three-month and nine-month periods ended September 30, 2004 and 2003, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                         THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                   SEPTEMBER 30,
                                                  ----------------------------------            ---------------------------------
                                                     2004                   2003                   2004                   2003
                                                  -----------            -----------            -----------           -----------
Net income:
 As reported                                      $ 2,055,734            $ 2,544,326            $ 6,478,501           $ 6,942,183
 Deduct total stock-based employee
  compensation expense determined
  under fair-value-based method for
  all awards, net of tax                              (33,797)               (23,419)              (101,389)              (70,255)
                                                  -----------            -----------            -----------           -----------
 Pro forma net income                             $ 2,021,937            $ 2,520,907            $ 6,377,112           $ 6,871,928
                                                  ===========            ===========            ===========           ===========
Pro forma earnings per common share:
 As reported basic                                $      0.49            $      0.61            $      1.55           $      1.67
 Pro forma basic                                         0.48                   0.60                   1.53                  1.65

 As reported diluted                                     0.49                   0.60                   1.54                  1.65
 Pro forma diluted                                       0.48                   0.60                   1.52                  1.64

COMPREHENSIVE INCOME

      For the three-month and nine-month periods ended September 30, 2004 and 2003, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 is summarized as follows:

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -------------------------------     -------------------------------
                                                                2004                2003            2004                 2003
                                                             -----------         -----------     -----------         -----------
Net income                                                   $ 2,055,734         $ 2,544,326     $ 6,478,501         $ 6,942,183
 Other comprehensive income (loss):
  Net unrealized holding gains (losses) on
   investments in debt and equity securities
   available-for-sale, net of taxes                            1,192,322            (974,894)       (615,420)           (561,072)
  Adjustment for net securities losses (gains) realized in
   net income, net of applicable income taxes                      6,597              10,105           4,948             (24,498)
                                                             -----------         -----------     -----------         -----------
    Total other comprehensive income (loss)                    1,198,919            (964,789)       (610,472)           (585,570)
                                                             -----------         -----------     -----------         -----------
    Comprehensive income                                     $ 3,254,653         $ 1,579,537     $ 5,868,029         $ 6,356,613
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

                                                                         SEPTEMBER 30, 2004
                                  ----------------------------------------------------------------------------------------------
                                  THE EXCHANGE
                                  NATIONAL BANK         CITIZENS UNION
                                  OF JEFFERSON          STATE BANK AND          OSAGE VALLEY        CORPORATE AND
                                      CITY             TRUST OF CLINTON        BANK OF WARSAW           OTHER          TOTAL
                                  -------------        ----------------        --------------       -------------  -------------
Balance sheet information
 Loans, net of allowance
  for loan losses                 $ 366,233,489        $    192,320,791        $   47,947,241       $           -  $ 606,501,521
 Debt and equity securities          91,406,003              41,854,959            32,774,647             774,000    166,809,609
 Goodwill                             4,382,098              16,701,762             4,112,876                   -     25,196,736
 Intangible assets                            -                 851,910                     -                   -        851,910
 Total assets                       509,382,720             280,432,411            94,230,605             897,205    884,942,941
 Deposits                           399,386,238             228,312,508            76,697,676         (16,430,037)   687,966,385
 Stockholders' equity             $  50,289,384        $     39,469,938        $   10,421,579       $  (8,778,210) $  91,402,691
                                  =============        ================        ==============       =============  =============



                                                                           DECEMBER 31, 2003
                                  ----------------------------------------------------------------------------------------------
                                  THE EXCHANGE
                                  NATIONAL BANK         CITIZENS UNION
                                  OF JEFFERSON          STATE BANK AND          OSAGE VALLEY        CORPORATE AND
                                      CITY             TRUST OF CLINTON        BANK OF WARSAW           OTHER          TOTAL
                                  -------------        ----------------        --------------       -------------  -------------
Balance sheet information
 Loans, net of allowance
  for loan losses                 $ 356,157,080        $    174,415,896        $   45,078,810       $           -  $ 575,651,786
 Debt and equity securities         110,422,665              45,520,374            33,012,793                   -    188,955,832
 Goodwill                             4,382,098              16,701,762             4,112,876                   -     25,196,736
 Intangible assets                            -               1,013,244                     -                   -      1,013,244
 Total assets                       502,800,863             281,534,651            91,417,739            (157,261)   875,595,992
 Deposits                           370,806,600             228,706,626            74,414,622          (8,665,883)   665,261,965
 Stockholders' equity             $  50,025,363        $     37,444,782        $    9,911,423       $  (9,598,824) $  87,782,744
                                  =============        ================        ==============       =============  =============

                                                                THREE MONTHS ENDED SEPTEMBER 30, 2004
                                  ----------------------------------------------------------------------------------------------
                                  THE EXCHANGE
                                  NATIONAL BANK         CITIZENS UNION
                                  OF JEFFERSON          STATE BANK AND          OSAGE VALLEY        CORPORATE AND
                                      CITY             TRUST OF CLINTON        BANK OF WARSAW           OTHER          TOTAL
                                  -------------        ----------------        --------------       -------------  -------------
Statement of earnings:
 Total interest income            $   5,918,842        $      3,389,362        $    1,087,712       $       8,395  $  10,404,311
 Total interest expense               1,973,396                 832,989               403,318             249,035      3,458,738
                                  -------------        ----------------        --------------       -------------  -------------
 Net interest income                  3,945,446               2,556,373               684,394            (240,640)     6,945,573
 Provision for loan losses               75,000                  75,000                10,500                   -        160,500
 Noninterest income                     907,290                 389,161                97,883             (22,804)     1,371,530
 Noninterest expense                  2,885,627               1,819,326               424,921              47,629      5,177,503
 Income taxes                           606,050                 324,505               101,391            (108,580)       923,366
                                  -------------        ----------------        --------------       -------------  -------------
 Net income (loss)                $   1,286,059        $        726,703        $      245,465       $    (202,493) $   2,055,734
                                  =============        ================        ==============       =============  =============

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 2003
                                  ----------------------------------------------------------------------------------------------
                                  THE EXCHANGE
                                  NATIONAL BANK         CITIZENS UNION
                                  OF JEFFERSON          STATE BANK AND          OSAGE VALLEY        CORPORATE AND
                                      CITY             TRUST OF CLINTON        BANK OF WARSAW           OTHER          TOTAL
                                  -------------        ----------------        --------------       -------------  -------------
Statement of earnings:
 Total interest income            $   5,713,100        $      3,223,163        $    1,061,238       $           -  $   9,997,501
 Total interest expense               1,648,291                 980,089               418,205             125,830      3,172,415
                                  -------------        ----------------        --------------       -------------  -------------
 Net interest income                  4,064,809               2,243,074               643,033            (125,830)     6,825,086
 Provision for loan losses              225,000                  75,000                10,500                   -        310,500
 Noninterest income                   1,516,613                 313,401                98,859             (26,976)     1,901,897
 Noninterest expense                  2,682,804               1,448,439               396,166              62,583      4,589,992
 Income taxes                           915,300                 346,521               100,744             (80,400)     1,282,165
                                  -------------        ----------------        --------------       -------------  -------------
 Net income (loss)                $   1,758,318        $        686,515        $      234,482       $    (134,989) $   2,544,326
                                  =============        ================        ==============       =============  =============

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2004
                                  ----------------------------------------------------------------------------------------------
                                  THE EXCHANGE
                                  NATIONAL BANK         CITIZENS UNION
                                  OF JEFFERSON          STATE BANK AND          OSAGE VALLEY        CORPORATE AND
                                      CITY             TRUST OF CLINTON        BANK OF WARSAW           OTHER          TOTAL
                                  -------------        ----------------        --------------       -------------  -------------
Statement of earnings:
 Total interest income            $  17,170,080        $      9,769,148         $   3,227,069       $     (15,789) $  30,150,508
 Total interest expense               5,338,561               2,520,571             1,205,613             529,655      9,594,400
                                  -------------        ----------------        --------------       -------------  -------------
 Net interest income                 11,831,519               7,248,577             2,021,456            (545,444)    20,556,108
 Provision for loan losses              350,000                 225,000                31,500                   -        606,500
 Noninterest income                   2,931,787               1,214,069               289,477             (66,334)     4,368,999
 Noninterest expense                  8,374,690               4,994,407             1,271,807             199,571     14,840,475
 Income taxes                         1,950,100               1,040,347               292,864            (283,680)     2,999,631
                                  -------------        ----------------        --------------       -------------  -------------
 Net income (loss)                $   4,088,516        $      2,202,892        $      714,762       $    (527,669) $   6,478,501
                                  =============        ================        ==============       =============  =============

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2003
                                  ----------------------------------------------------------------------------------------------
                                  THE EXCHANGE
                                  NATIONAL BANK         CITIZENS UNION
                                  OF JEFFERSON          STATE BANK AND          OSAGE VALLEY        CORPORATE AND
                                      CITY             TRUST OF CLINTON        BANK OF WARSAW           OTHER          TOTAL
                                  -------------        ----------------        --------------       -------------  -------------
Statement of earnings:
 Total interest income            $  16,949,139        $      8,867,340         $   3,165,197       $           -  $  28,981,676
 Total interest expense               5,278,571               2,786,135             1,267,722             375,498      9,707,926
                                  -------------        ----------------        --------------       -------------  -------------
 Net interest income                 11,670,568               6,081,205             1,897,475            (375,498)    19,273,750
 Provision for loan losses              525,000                 225,000                31,500                   -        781,500
 Noninterest income                   4,177,064                 957,838               269,710             (65,537)     5,339,075
 Noninterest expense                  8,145,808               4,078,936             1,168,516             281,266     13,674,526
 Income taxes                         2,343,400                 848,824               275,192            (252,800)     3,214,616
                                  -------------        ----------------        --------------       -------------  -------------
 Net income (loss)                $   4,833,424        $      1,886,283        $      691,977       $    (469,501) $   6,942,183
                                  =============        ================        ==============       =============  =============

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

RESULTS OF OPERATIONS

      Net income for the three months ended September 30, 2004 of $2,056,000 decreased $488,000 when compared to the third quarter of 2003. Diluted earnings per common share for the third quarter of 2004 of $0.49 decreased 11 cents or 18.3% when compared to the third quarter of 2003. Net income for the nine months ended September 30, 2004 of $6,479,000 decreased $463,000 when compared to the nine months ended September 30, 2003. Diluted earnings per common share for the nine months ended September 30, 2004 of $1.54 decreased 11 cents or 6.7% when compared to the nine months ended September 30, 2003.

      The following table provides a comparison of fully taxable equivalent earnings, including adjustments to interest income and tax expense for interest on tax-exempt loans and investments.

            (DOLLARS EXPRESSED IN THOUSANDS)

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     -------------------------            -----------------------
                                                                       2004              2003               2004           2003
                                                                     --------          -------            --------       --------
Interest income                                                      $ 10,404          $ 9,998            $ 30,151       $ 28,982
Fully taxable equivalent (FTE) adjustment                                 169              170                 485            518
                                                                     --------          -------            --------       --------
Interest income (FTE basis)                                            10,573           10,168              30,636         29,500
Interest expense                                                        3,459            3,173               9,594          9,708
                                                                     --------          -------            --------       --------
Net interest income (FTE basis)                                         7,114            6,995              21,042         19,792
Provision for loan losses                                                 160              311                 607            781
                                                                     --------          -------            --------       --------
Net interest income after provision for
 loan losses (FTE basis)                                                6,954            6,684              20,435         19,011
Noninterest income                                                      1,372            1,902               4,369          5,339
Noninterest expense                                                     5,178            4,590              14,840         13,675
                                                                     --------          -------            --------       --------
Earnings before income taxes (FTE basis)                                3,148            3,996               9,964         10,675
                                                                     --------          -------            --------       --------
Income taxes                                                              923            1,282               3,000          3,215
FTE adjustment                                                            169              170                 485            518
                                                                     --------          -------            --------       --------
Income taxes (FTE basis)                                                1,092            1,452               3,485          3,733
                                                                     --------          -------            --------       --------
 Net Income                                                          $  2,056          $ 2,544            $  6,479       $  6,942
                                                                     ========          =======            ========       ========

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $119,000 or 1.7% to $7,114,000 or 3.40% of average earning assets for the third quarter of 2004 compared to $6,995,000 or 3.49% of average earning assets for the same period of 2003. The provision for loan losses was $160,000 and $311,000 for the three months ended September 30, 2004 and 2003 respectively.

         Noninterest income and noninterest expense for the three-month periods ended September 30, 2004 and 2003 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,             INCREASE (DECREASE)
                                                                  ----------------------         -------------------
                                                                   2004           2003           AMOUNT          %
                                                                  -------        -------         ------        -----
NONINTEREST INCOME

Service charges on deposit accounts                               $   772        $   724         $   48          6.6%
Trust department income                                               147            182            (35)       (19.2)
Brokerage income                                                       30             20             10         50.0
Mortgage loan servicing fees                                          125            107             18         16.8
Gain on sale of mortgage loans                                        171            731           (560)       (76.6)
Net losses on sales and calls of debt securities                      (10)           (16)             6        (37.5)
Credit card fees                                                       52             43              9         20.9
Other                                                                  85            111            (26)       (23.4)
                                                                  -------        -------         ------        -----
                                                                  $ 1,372        $ 1,902         $ (530)       (27.9)%
                                                                  =======        =======         ======        =====
NONINTEREST EXPENSE

Salaries and employee benefits                                    $ 2,812        $ 2,558         $  254          9.9%
Occupancy expense                                                     287            274             13          4.7
Furniture and equipment expense                                       515            508              7          1.4
Loss on disposition of premises and equipment                          (5)             -             (5)           -
FDIC insurance assessment                                              25             24              1          4.2
Advertising and promotion                                             143            138              5          3.6
Postage, printing and supplies                                        179            205            (26)       (12.7)
Legal, examination, and professional fees                             174            185            (11)        (5.9)
Credit card expenses                                                   28             24              4         16.7
Credit investigation and loan collection expenses                      45             35             10         28.6
Amortization of intangible assets                                      54             91            (37)       (40.7)
Other                                                                 921            548            373         68.1
                                                                  -------        -------         ------        -----
                                                                  $ 5,178        $ 4,590         $  588         12.8%
                                                                  =======        =======         ======        =====

      Noninterest income decreased $530,000 or 27.9% to $1,372,000 for the third quarter of 2004 compared to $1,902,000 for the same period of 2003. The $48,000 or 6.6% increase in service charges on deposit accounts reflects an increase in the per item insufficient check fee charged by one of our Company's subsidiary banks. Trust department income decreased $35,000 or 19.2% when compared to the same period in 2003 due primarily to a decrease in the amount of trust distribution fees collected. The $10,000 or 50.0% increase in brokerage income reflects higher sales volume during the third quarter of 2004 compared to 2003. The $18,000 or 16.8% increase in mortgage loan servicing fees reflects a larger portfolio of serviced loans in 2004. Gain on sales of mortgage loans decreased $560,000 or 76.6% due to a decrease in volume of loans originated and sold to the secondary market from approximately $44,208,000 in the third quarter of 2003 to approximately $14,775,000 for the third quarter of 2004. The $26,000 or 23.4% decrease in other noninterest income reflects a correction in the amount of insurance commissions accrued in the prior two quarters of 2004.

      Noninterest expense increased $588,000 or 12.8% to $5,178,000 for the third quarter of 2004 compared to $4,590,000 for the third quarter of 2003. Salaries and benefits increased $254,000 or 9.9%. Approximately $200,000 of this increase reflects salaries and benefits related to an additional branch purchased in June of 2003 and two new branches opened in 2004. The balance of the increase reflects normal salary increases, additional hires and higher health insurance premiums. Amortization of intangible assets decreased $37,000 or 40.7% due to a decrease in the amount of intangible assets requiring amortization. Other expense increased $373,000 or 68.1% primarily due to an IRS settlement of $318,000 on income that had been deferred for tax purposes but not book.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.0% for the third quarter of 2004 compared to 33.5% for the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

Net interest income on a fully taxable equivalent basis increased $1,249,000 or 6.3% to $21,042,000 or 3.39% of average earning assets for the first nine months of 2004 compared to $19,792,000 or 3.49% of average earning assets for the same period of 2003. The provision for loan losses was $607,000 and $781,000 for the periods ended September 30, 2004 and 2003 respectively.

         Noninterest income and noninterest expense for the nine-month periods ended September 30, 2004 and 2003 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,             INCREASE (DECREASE)
                                                                  ----------------------         -------------------
                                                                   2004           2003           AMOUNT          %
                                                                  -------        -------         ------       ------
NONINTEREST INCOME

Service charges on deposit accounts                               $ 2,292        $ 2,031         $   261        12.9%
Trust department income                                               518            659            (141)      (21.4)
Brokerage income                                                       72             77              (5)       (6.5)
Mortgage loan servicing fees                                          340           (265)            605       228.3
Gain on sale of mortgage loans                                        633          2,342          (1,709)      (73.0)
Net (losses) gains on sales and calls of debt securities               (8)            38             (46)     (121.1)
Credit card fees                                                      135            118              17        14.4
Other                                                                 387            339              48        14.2
                                                                  -------        -------         -------      ------
                                                                  $ 4,369        $ 5,339         $  (970)      (18.2)%
                                                                  =======        =======         =======      ======

NONINTEREST EXPENSE

Salaries and employee benefits                                    $ 8,388        $ 7,490         $   898        12.0%
Occupancy expense                                                     838            802              36         4.5
Furniture and equipment expense                                     1,458          1,570            (112)       (7.1)
Gain on disposition of premises and equipment                          (5)             -              (5)          -
FDIC insurance assessment                                              76             72               4         5.6
Advertising and promotion                                             386            393              (7)       (1.8)
Postage, printing and supplies                                        566            592             (26)       (4.4)
Legal, examination, and professional fees                             606            570              36         6.3
Credit card expenses                                                   78             71               7         9.9
Credit investigation and loan collection expenses                     118             93              25        26.9
Amortization of intangible assets                                     161            241             (80)       33.2)
Other                                                               2,170          1,781             389        21.8
                                                                  -------        -------         -------      ------
                                                                  $14,840        $13,675         $ 1,165         8.5%
                                                                  =======        =======         =======      ======

      Noninterest income decreased $970,000 or 18.2% to $4,369,000 for the first nine months of 2004 compared to $5,339,000 for the same period of 2003. The $261,000 or 12.9% increase in service charges on deposit accounts reflects an increase in the per item insufficient check fee charged by one of our Company's subsidiary banks. Trust department income decreased $141,000 or 21.4% due primarily to the collection of more distribution fees during the first nine months of 2003 compared to the first nine months of 2004. The $605,000 or 228.3% increase in mortgage loan servicing fees reflects a $556,000 impairment charge to mortgage servicing rights taken during 2003. There has been no impairment to the carrying value of mortgage servicing rights in 2004. Gain on sales of mortgage loans decreased $1,709,000 or 73.0% due to a decrease in volume of loans originated and sold to the secondary market from approximately $105,146,000 in the first nine months of 2003 to approximately $32,058,000 for the first nine months of 2004. The $46,000 or 121.1% decrease in gains on sales and call of debt securities represents a decrease in the volume of securities sold in 2004 versus 2003. The $48,000 or 14.2% increase in other noninterest income reflects a refund received from a vendor for prior periods' overcharges.

      Noninterest expense increased $1,165,000 or 8.5% to $14,840,000 for the first nine months of 2004 compared to $13,675,000 for the same period of 2003. Salaries and benefits increased $898,000 or 12.0%. Approximately $518,000 of this increase reflects salaries and benefits related to an additional branch purchased in June of 2003 as well as two additional branches opened in 2004. The balance of the increase reflects normal salary increases, additional hires and higher health insurance premiums. The $112,000 or 7.1% decrease in furniture and equipment expense is primarily the result of decreased depreciation and amortization expense for equipment and software purchased in prior years. Our Company utilizes both straight-line and accelerated depreciation methods. Assets utilizing accelerated methods recognize higher depreciation expense in early years and lower expense in later years of the life of assets. The $36,000 or 6.3% increase in legal, examination, and professional fees represents increased costs associated with Sarbanes-Oxley compliance, benefit plan consulting, and strategic planning. Amortization of intangible assets decreased $80,000 or 33.2% due to a decrease in the amount of intangible assets requiring amortization. Other expense increased $389,000 or 21.8% primarily due to an IRS settlement of $318,000 on income that had been deferred for tax purposes but not book.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.7% for the first nine months of 2004 compared to 31.6% for the same period in 2003.

NET INTEREST INCOME

      Fully taxable equivalent net interest income increased $119,000 or 1.7% and $1,249,000 or 6.3% respectively for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. The increase in net interest income for the periods ended September 30, 2004 compared to the periods ended September 30, 2003 was the result of increased earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2004 and 2003.

(DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                              SEPTEMBER 30, 2004                 SEPTEMBER 30, 2003
                                       -------------------------------   ---------------------------------
                                                  INTEREST      RATE                   INTEREST     RATE
                                        AVERAGE    INCOME/     EARNED/   AVERAGE        INCOME/    EARNED/
                                        BALANCE   EXPENSE/1/   PAID/1/   BALANCE      EXPENSE/1/   PAID/1/
                                       ---------  ----------   -------   ---------    ----------   -------
ASSETS
Loans:/2/
 Commercial                            $ 234,451  $    3,384      5.73%  $ 198,143    $    2,922      5.85%
 Real estate                             334,966       4,831      5.72     324,861         4,740      5.79
 Consumer                                 36,982         760      8.15      41,223           864      8.32
Investment securities:/3/
 U.S Treasury and
  U.S. Gov't Agencies                    161,157         983      2.42     158,201         1,027      2.58
 State and municipal                      32,392         482      5.90      30,488           494      6.43
 Other                                     5,538          42      3.01       4,054            37      3.62
Federal funds sold                        22,153          87      1.56      33,564            76      0.90
Interest-bearing deposits                  1,463           4      1.08       3,955             8      0.80
                                       ---------  ----------             ---------    ----------
 Total interest earning assets           829,102      10,573      5.06     794,489        10,168      5.08
All other assets                          77,954                            74,144
Allowance for loan losses                 (8,692)                           (7,958)
                                       ---------                         ---------
 Total assets                          $ 898,364                         $ 860,675
                                       =========                         =========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
 NOW accounts                          $ 110,422  $      195      0.70%  $ 106,138    $      154      0.58%
 Savings                                  55,578          80      0.57      55,193            81      0.58
 Money market                             93,982         374      1.58      66,722           136      0.81
 Deposits of $100,000 and over            82,725         473      2.27      84,471           472      2.22
 Other time deposits                     241,677       1,428      2.34     258,511         1,734      2.66
                                       ---------  ----------             ---------    ----------
  Total time deposits                    584,384       2,550      1.73     571,035         2,577      1.79
 Federal funds purchased and
  securities sold under
  agreements to repurchase                59,968         209      1.38      66,005           145      0.87
 Interest-bearing demand
  notes to US Treasury                       654           2      1.21         959             2      0.83
 Other borrowed money                     64,036         698      4.32      42,017           449      4.24
                                       ---------  ----------             ---------    ----------
  Total interest-bearing liabilities     709,042       3,459      1.94     680,016         3,173      1.85
 Demand deposits                          93,370                            86,096
 Other liabilities                         5,727                             7,043
                                       ---------                         ---------
  Total liabilities                      808,139                           773,155
 Stockholders' equity                     90,225                            87,520
 Total liabilities and
                                       ---------                         ---------
  Stockholders' equity                 $ 898,364                         $ 860,675
                                       =========                         =========
Net interest income                               $    7,114                          $    6,995
                                                  ==========                          ==========
Net interest margin/4/                                            3.40%                               3.49%
                                                               =======                             =======

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $169,000 in 2004 and $170,000 in 2003.

/2/   Non-accruing loans are included in the average amounts outstanding.

/3/   Average balances based on amortized cost.

/4/   Net interest income divided by average total interest earning assets.

(DOLLARS EXPRESSED IN THOUSANDS)


                                              NINE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30, 2004                 SEPTEMBER 30, 2003
                                       -------------------------------   ---------------------------------
                                                  INTEREST      RATE                   INTEREST     RATE
                                        AVERAGE    INCOME/     EARNED/    AVERAGE      INCOME/     EARNED/
                                        BALANCE   EXPENSE/1/   PAID/1/    BALANCE     EXPENSE/1/   PAID/1/
                                       ---------  ----------   -------   ---------    ----------   -------
ASSETS
Loans:/2/
  Commercial                           $ 224,145  $    9,463      5.62%  $ 171,672    $    7,618      5.93
  Real estate                            330,650      14,084      5.67     312,172        13,945      5.97
  Consumer                                38,057       2,267      7.94      42,423         2,614      8.24
Investment securities:/3/
  U.S Treasury and
    U.S. Gov't Agencies                  172,247       3,057      2.36     149,805         3,254      2.90
  State and municipal                     30,718       1,407      6.10      31,899         1,586      6.65
  Other                                    4,984         112      2.99       4,853           134      3.69
Federal funds sold                        23,509         232      1.31      40,461           315      1.04
Interest-bearing deposits                  2,109          14      0.88       4,235            34      1.07
                                       ---------  ----------             ---------    ----------
  Total interest earning assets          826,419      30,636      4.94     757,520        29,500      5.21

All other assets                          76,352                            72,017
Allowance for loan losses                 (8,529)                           (7,562)
                                       ---------                         ---------
  Total assets                         $ 894,242                         $ 821,975
                                       =========                         =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  NOW accounts                         $ 116,481  $      539      0.62%  $  98,704    $      512      0.69%
  Savings                                 56,638         242      0.57      53,037           291      0.73
  Money market                            80,144         745      1.24      63,973           438      0.92
  Deposits of $100,000 and over           85,207       1,404      2.20      75,064         1,379      2.46
  Other time deposits                    247,856       4,378      2.35     248,960         5,260      2.82
                                       ---------  ----------             ---------    ----------
    Total time deposits                  586,326       7,308      1.66     539,738         7,880      1.95
  Federal funds purchased and
    securities sold under
    agreements to repurchase              68,681         565      1.10      68,763           500      0.97
  Interest-bearing demand
    notes to US Treasury                     647           4      0.82         750             5      0.89
  Other borrowed money                    52,717       1,717      4.34      41,291         1,323      4.28
                                       ---------  ----------             ---------    ----------
    Total interest-bearing liabilities   708,371       9,594      1.80     650,542         9,708      2.00
  Demand deposits                         89,924                            77,933
  Other liabilities                        5,926                             7,524
                                       ---------                         ---------
    Total liabilities                    804,221                           735,999
  Stockholders' equity                    90,021                            85,976
  Total liabilities and
                                       ---------                         ---------
    Stockholders' equity               $ 894,242                         $ 821,975
                                       =========                         =========
Net interest income                               $   21,042                          $   19,792
                                                  ==========                          ==========
Net interest margin/4/                                            3.39%                               3.49%
                                                               =======                             =======

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $485,000 in 2004 and $518,000 in 2003.

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

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                           COMPARED TO
                                                              THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                  -----------------------------------------------------------
                                                                                    CHANGE DUE TO
                                                   TOTAL              ---------------------------------------
                                                  CHANGE                VOLUME /3/                   RATE /4/
                                                  ------              -------------                  --------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans:/1/
 Commercial                                       $  462                        525                       (63)
 Real estate /2/                                      91                        146                       (55)
 Consumer                                           (104)                       (87)                      (17)
Investment securities:/3/
 U.S Treasury and
  U.S. Gov't Agencies                                (44)                        19                       (63)
 State and municipal /2/                             (12)                        30                       (42)
 Other                                                 5                         13                        (8)
Federal funds sold                                    11                        (32)                       43
Interest-bearing deposits                             (4)                        (6)                        2
                                                  ------              -------------                  --------
  Total interest income                              405                        608                      (203)

INTEREST EXPENSE:
 NOW accounts                                     $   41                          6                        35
 Savings                                              (1)                         1                        (2)
 Money market                                        238                         72                       166
 Deposits of $100,000 and over                         1                        (10)                       11
Other time deposits                                 (306)                      (108)                     (198)
 Federal funds purchased and
  securities sold under
  agreements to repurchase                            64                        (14)                       78
 Interest-bearing demand notes
  of U.S. Treasury                                     -                         (1)                        1
 Other borrowed money                                249                        240                         9
                                                  ------              -------------                  --------
  Total interest expense                             286                        186                       100
                                                  ------              -------------                  --------
Net interest income on a fully
 taxable equivalent basis                         $  119                        422                      (303)
                                                  ======              =============                  ========

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $169,000 in 2004 and $170,000 in 2003.

/2/   Non-accruing loans are included in the average amounts outstanding.

/3/   Change in volume multiplied by yield/rate of prior period.

/4/   Change in yield/rate multiplied by volume of prior period.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                            COMPARED TO
                                                                NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                  -----------------------------------------------------------
                                                                                   CHANGE DUE TO
                                                   TOTAL              ---------------------------------------
                                                  CHANGE                VOLUME /3/                   RATE /4/
                                                  ------              -------------                  --------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans:/1/
  Commercial                                      $1,845                      2,229                      (384)
  Real estate /2/                                    139                        804                      (665)
  Consumer                                          (347)                      (262)                      (85)
Investment securities:/3/
  U.S Treasury and
    U.S. Gov't Agencies                              (197)                       447                      (644)
  State and municipal /2/                           (179)                       (57)                     (122)
  Other                                              (22)                         4                       (26)
Federal funds sold                                   (83)                      (153)                       70
Interest-bearing deposits                            (20)                       (15)                       (5)
                                                  ------              -------------                  --------
    Total interest income                          1,136                      2,997                    (1,861)

INTEREST EXPENSE:
 NOW accounts                                     $   27                         86                       (59)
 Savings                                             (49)                        19                       (68)
 Money market                                        307                        128                       179
 Deposits of $100,000 and over                        25                        175                      (150)
Other time deposits                                 (882)                       (23)                     (859)
 Federal funds purchased and
  securities sold under
  agreements to repurchase                            65                         (1)                       66
 Interest-bearing demand notes
  of U.S. Treasury                                    (1)                        (1)                        -
 Other borrowed money                                394                        372                        22
                                                  ------              -------------                  --------
   Total interest expense                           (114)                       755                      (869)
                                                  ------              -------------                  --------
Net interest income on a fully
 taxable equivalent basis                         $1,250                      2,242                      (992)
                                                  ======              =============                  ========

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $485,000 in 2004 and $518,000 in 2003.

/2/   Non-accruing loans are included in the average amounts outstanding.

/3/   Change in volume multiplied by yield/rate of prior period.

/4/   Change in yield/rate multiplied by volume of prior period.

LENDING AND CREDIT MANAGEMENT

      Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 68.5% of total assets as of September 30, 2004 compared to 65.7% as of December 31, 2003 and 64.4% as of September 30, 2003.

      Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

      Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At September 30, 2004 our Company was servicing approximately $214,569,000 of loans sold to the secondary market.

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

      The allowance for loan losses was decreased by net loan charge-offs of $57,000, $15,000 and $48,000, respectively, for the first, second and third quarters of 2004. That compares to net loan recoveries of $13,000 and $2,000, respectively, for the first and second quarters of 2003 and net loan charge-offs of $57,000 for the third quarter of 2003. The allowance for loan losses was increased by a provision charged to expense of $236,000 for the first quarter of 2004, $210,000 for the second quarter of 2004 and $160,000 for the third quarter. That compares to a provision of $235,000 for the first quarter of 2003, $236,000 for the second quarter of 2003 and $310,000 for the third quarter of 2003.

      The balance of the allowance for loan losses was $8,754,161 at September 30, 2004 compared to $8,267,000 at December 31, 2003 and $8,078,000 at September 30, 2003. The allowance for loan losses as a percent of outstanding loans was 1.42% at September 30, 2004 compared to 1.42% at December 31, 2003 and 1.41% at September 30, 2003.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $6,985,000 or 1.13% of total loans at September 30, 2004 compared to $3,014,000 or 0.52% of total loans at December 31, 2003. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                              SEPTEMBER 30, 2004          DECEMBER 31, 2003
                                                           -------------------------    ---------------------
                                                                          % OF GROSS                % OF GROSS
                                                           BALANCE           LOANS      BALANCE       LOANS
                                                           -------        ----------    --------    ---------
Nonaccrual loans:
 Commercial                                                $ 5,304              0.86%   $  1,520         0.26%
 Real estate
   Construction                                                  -                 -          59         0.01
   Mortgage                                                  1,256              0.20       1,270         0.22
 Consumer                                                       38              0.01          55         0.01
                                                           -------        ----------    --------    ---------
                                                             6,598              1.07       2,904         0.50
                                                           -------        ----------    --------    ---------
Loans contractual past-due 90 days
 or more and still accruing:
 Commercial                                                     20                 -          66         0.01
 Real estate
   Construction                                                  -                 -           -            -
   Mortgage                                                    339              0.06           4            -
 Consumer                                                       28                 -          40         0.01
                                                           -------        ----------    --------    ---------
                                                               387              0.06         110         0.02
                                                           -------        ----------    --------    ---------
 Restructured loans                                              -                 -           -            -
                                                           -------        ----------    --------    ---------
 Total nonperforming loans                                   6,985              1.13%      3,014         0.52%
                                                                          ==========                =========
 Other real estate                                             185                            47
 Repossessions                                                  23                            73
                                                           -------                      --------
 Total nonperforming assets                                $ 7,193                      $  3,134
                                                           =======                      ========

The allowance for loan losses was 125.33% of nonperforming loans at September 30, 2004 compared to 274.29% of nonperforming loans at December 31, 2003. The increase in nonaccrual commercial loans is primarily represented by two credits with balances of $3,313,000 at September 30, 2004. Management has allocated $1,960,000 of the loan loss reserve to these two credits which is believed to be sufficient to cover probable losses. Management further believes these two credits are isolated situations and do not reflect a deficiency in the overall quality of the loan portfolio.

      It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 2004 and 2003, which would have been recorded under the original terms of those loans, was approximately $350,000 and $182,000 for the nine months ended September 30, 2004 and 2003, respectively. Approximately $50,000 and $26,000 was actually recorded as interest income on such loans for the nine months ended September 30, 2004 and 2003, respectively.

      A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified additional loans totaling approximately $20,000 and $66,000 at September 30, 2004 and December 31, 2003, respectively, which are not included in the nonaccrual table above but are considered by management to be impaired. The $20,000 of loans identified by management as being impaired reflected one commercial loan. The average balance of nonaccrual and other impaired loans for the first nine months of 2004 was approximately $7,623,000. At September 30, 2004 the portion of the allowance for loan losses allocated to specific impaired loans was $2,180,000 compared to $685,000 at December 31, 2003. The balance of impaired loans with specific loan loss allocations was approximately $3,019,000 at September 30, 2004 compared to $1,572,000 at December 31, 2003.

      As of September 30, 2004 and December 31, 2003 approximately $21,352,000 and $17,167,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The increase in loans having more than normal risk, is primarily represented by two large commercial real estate credits. These two credits had documentation exceptions causing them to be classified by regulatory authorities as special mention. However, the loans are well secured and performing in accordance with the terms of the loan agreement. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

      At September 30, 2004, management allocated $8,589,000 of the $8,754,000 total allowance for loan losses to specific loans and loan categories and $165,000 was unallocated. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the September 30, 2004 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

      Total assets increased $9,347,000 or 1.1% to $884,943,000 at September 30, 2004 compared to $875,596,000 at December 31, 2003. Total liabilities increased $5,727,000 or 0.7% to $793,540,000. Stockholders' equity increased $3,620,000 or
4.1% to $91,403,000. The increase in both total assets and total liabilities is primarily the result of our Company's issuance of subordinated debentures and the subsequent investment of excess funds not used to pay down debt.

      Loans increased $31,337,000 to $615,256,000 at September 30, 2004 compared to $583,919,000 at December 31, 2003. Commercial loans increased $26,902,000; real estate construction loans increased $7,584,000; real estate mortgage loans increased $1,996,000; and consumer loans decreased $5,145,000. The increase in commercial loans, real estate construction loans and real estate mortgage loans represents continued strong loan demand, especially in the Jefferson City market. The decrease in consumer loans is primarily represented by the payoff of one relatively large consumer credit.

      Investment in debt and equity securities classified as available-for-sale decreased $22,146,000 or 11.7% to $166,810,000 at September 30, 2004 compared to
$188,956,000 at

December 31, 2003. Investments classified as available-for-sale are carried at fair value. During 2004 the market valuation account decreased $957,000 to $1,117,000 to reflect the fair value of available-for-sale investments at September 30, 2004 and the net after tax decrease resulting from the change in the market valuation adjustment of $622,000 decreased the stockholders' equity component to $726,000 at September 30, 2004. The decrease in investments in debt and equity securities is primarily the result of reduced pledging requirements as a result of a decrease in public funds on deposit with the Company.

      At December 31, 2003 the market valuation account for the available-for-sale investments of $2,074,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $1,348,000 was reflected as a separate positive component of stockholders' equity.

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $1,824,000 or 3.2% to $55,221,000 at September 30, 2004 compared to $57,045,000 at December 31, 2003. Further discussion of this decrease may be found in the section of this report titled "Sources and Uses of Funds".

      Premises and equipment increased $2,045,000 or 11.5% to $19,820,000 at September 30, 2004 compared to $17,775,000 at December 31, 2003. The increase reflects purchases of premises and equipment of $3,214,000 offset by depreciation expense of $1,070,000. The purchase of premises and equipment primarily reflects land, construction costs and equipment purchases for two additional branches.

      Total deposits increased $22,704,000 or 3.4% to $687,966,000 at September 30, 2004 compared to $665,262,000 at December 31, 2003. This increase is due in large part to a special deposit promotion at one bank.

      Federal funds purchased and securities sold under agreements to repurchase decreased $39,004,000 or 53.4% to $33,979,000 at September 30, 2004 compared to $72,983,000 at December 31, 2003. This decrease is due primarily to the decision of one large public fund customer to switch to direct investment of its funds versus utilizing overnight repurchase agreements.

      Other borrowed money increased $23,938,000 or 57.5% to $65,568,000 at September 30, 2004 compared to $41,630,000 at December 31, 2003. This reflects the issuance of $25,774,000 of subordinated debentures which was partially used to repay $11,000,000 of other debt. An additional $7,000,000 of debt was repaid from cash on hand. The Company also borrowed an additional $17,000,000 from the Federal Home Loan Bank during the period.

      The increase in stockholders' equity reflects net income of $6,479,000 less dividends declared of $2,252,000 and ($622,000) change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

      No material changes in our Company's liquidity or capital resources have occurred since December 31, 2003.

INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of our Company's amortized intangible assets for the periods ended September 30, 2004 and December 31, 2003 are as follows:

                                                    SEPTEMBER 30, 2004                          DECEMBER 31, 2003
                                           -----------------------------------        -----------------------------------
                                           Gross Carrying         Accumulated         Gross Carrying         Accumulated
                                               Amount             Amortization            Amount             Amortization
                                           --------------         ------------        --------------         ------------
Amortized intangible asset:
 Core deposit intangible                   $    2,265,000           (1,413,090)            2,265,000           (1,251,756)
                                           ==============         ============        ==============         ============

      The aggregate amortization expense of intangible assets subject to amortization for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

                                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       SEPTEMBER 30,                               SEPTEMBER 30,
                                           -----------------------------------        -----------------------------------
                                                2004                  2003                2004                   2003
                                           --------------         ------------        --------------         ------------
Aggregate amortization expense             $       53,778               91,278               161,334              240,618
                                           ==============         ============        ==============         ============

      The estimated amortization expense for the next five years is as follows:

            Estimated amortization expense:

For year ended 2004                 $ 215,000
For year ended 2005                   215,000
For year ended 2006                   215,000
For year ended 2007                   135,000
For year ended 2008                    66,000

      Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                      SEPTEMBER 30,
                                           -----------------------------------
                                               2004                   2003
                                           --------------         ------------
Balance, beginning of period               $    1,591,289            1,515,848
Originated mortgage servicing rights              347,592            1,021,271
Amortization                                     (313,613)            (399,837)
Impairment charge                                       -             (556,040)
                                           --------------         ------------
Balance, end of period                     $    1,625,268            1,581,242
                                           ==============         ============
Mortgage loans serviced                    $  214,569,000          210,244,000
                                           ==============         ============
Mortgage servicing rights as a
 percentage of loans serviced                        0.76%                0.75%
                                           ==============         ============

      The estimated amortization expense of mortgage servicing rights for the next five years is as follows:

            Estimated amortization expense:

For year ended 2004                 $ 400,000
For year ended 2005                   340,000
For year ended 2006                   340,000
For year ended 2007                   340,000
For year ended 2008                   205,000

      Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended September 30, 2004 and December 31, 2003 is summarized as follows:

                                                                   CITIZENS
                                           THE EXCHANGE           UNION STATE
                                           NATIONAL BANK            BANK AND           OSAGE VALLEY
                                           OF JEFFERSON             TRUST OF              BANK OF
                                                CITY                CLINTON               WARSAW                TOTAL
                                           --------------         ------------        --------------         ------------
Goodwill associated with the
 purchase of subsidiaries                  $    4,382,098           16,701,762             4,112,876           25,196,736
                                           ==============         ============        ==============         ============

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

      The following table represents the components of the net periodic pension costs for the three-month and nine-month periods ended September 30, 2004 and 2003:

                                                         ESTIMATED             ACTUAL
                                                           2004                 2003
                                                         ---------            --------
Service cost - benefits earned during the year           $ 292,059            $257,103
Interest cost on projected benefit obligations             242,638             231,253
Expected return on plan assets                            (374,910)           (373,976)
Net amortization and deferral                              (26,632)            (35,512)
Recognized net gains                                        (6,695)            (29,916)
                                                         ---------            --------
Net periodic pension cost - annual                       $ 126,460            $ 48,952
                                                         =========            ========
Net periodic pension cost - three months
 ended September 30                                      $  31,615            $ 12,238
                                                         =========            ========
Net periodic pension cost - nine months
 ended September 30                                      $  94,845            $ 36,714
                                                         =========            ========

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

      Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At September 30, 2004, the amounts of available credit from the FHLB totaled $97,860,000. As of September 30, 2004, the Banks had $39,794,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $40,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of September 30, 2004.

SOURCES AND USES OF FUNDS

      For the nine months ended September 30, 2004 and 2003, net cash provided by operating activities was $7,070,000 and $9,774,000, respectively. Approximately $1,405,000 of the decrease in net cash provided by operating activities is represented by a decrease in other liabilities representing an increase in taxes paid.

      Net cash used in investing activities was $14,646,000 in 2004 versus $68,044,000 in 2003. In 2004 our Company's investment portfolio decreased by approximately $20,112,000 compared to a $6,908,000 increase for the same period in 2003. In 2003 our Company's loan portfolio increased approximately $60,118,000 compared to a $31,955,000 increase for the same period in 2004. Our Company has also purchased premises and equipment of approximately $3,214,000 in 2004 compared to $845,000 for the same period of 2003. These purchases primarily represent land, construction costs and equipment acquisition for additional branch locations.

      Net cash provided by financing activities was $5,753,000 in 2004 versus $30,540,000 in 2003. Increases in deposits accounted for approximately $22,704,000 of the cash provided by financing activities in 2004 and approximately $36,980,000 in 2003. An additional $23,938,000 of cash was provided by additional borrowed funds in 2004. Offsetting the increase in deposits in 2004 was a decrease in securities sold under agreements to repurchase of $39,004,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At September 30, 2004, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 3% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to as much as 6% at December 31, 2003. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

      Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There has been no change in our company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      None

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

                       EXCHANGE NATIONAL BANCSHARES, INC.

      Date                    /s/ James E. Smith
                              -----------------------------------
November 9, 2004                James E. Smith, Chairman of the Board
                              and Chief Executive Officer (Principal
                              Executive Officer)

                              /s/ Richard G. Rose
                              -----------------------------------
November 9, 2004                Richard G. Rose, Treasurer (Principal Financial
                              Officer and Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                          September 30, 2004 Form 10-Q

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

    31.1      Certificate of the Chief Executive Officer of the Company pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002                               42

    31.2      Certificate of the Chief Financial Officer of the Company pursuant
              to Section 302 of the Sarbanes-Oxley Act of 2002                               43

    32.1      Certificate of the Chief Executive Officer of the Company pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002                               44

    32.2      Certificate of the Chief Financial Officer of the Company pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002                               45

              ** Incorporated by reference.