Form 10-K
period 2004-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2005-03-15
CIK 893847

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
        None                                              N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $1.00 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the 3,292,783 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $29.20 closing price of such common equity on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was $96,149,264. Aggregate market value excludes an aggregate of 336,720 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 12, 2005, the registrant had 4,298,353 shares of common stock, par value $1.00 per share, issued and 4,169,847 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2004 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

RECENT DEVELOPMENTS

     DREXEL BANCSHARES TRANSACTION. On February 28, 2005, our Company announced that it had entered into an agreement to acquire Bank 10, a Missouri state bank with offices in the Missouri communities of Belton, Drexel, Harrisonville, Independence and Raymore. The terms and conditions of the proposed acquisition are provided in an Acquisition Agreement dated January 28, 2005 among our Company, Drexel Bancshares, Inc., the sole shareholder of Bank 10, and certain other persons and entities, which Acquisition Agreement was amended by an Agreement Altering Transaction Structure dated February 28, 2005 between our Company, Drexel Bancshares and the representative for the shareholders of Drexel Bancshares.

     Under the terms of the Acquisition Agreement, as amended by an Agreement Altering Transaction Structure, our Company would purchase all of the outstanding shares of Bank 10's common stock from Drexel Bancshares. The purchase price payable to Drexel Bancshares for Bank 10 would be cash aggregating $32,862,000, plus (or minus) any amount by which the book value of Bank 10 as of the business day preceding the closing date is greater (or less) than $13,144,800, subject to further adjustments to eliminate any unrealized gain or loss in Bank 10's investment portfolio and to cause Bank 10's reserve for loan losses to be at least 1.1% of the amount of its outstanding loans. Consummation of the proposed acquisition is subject to the receipt of all requisite regulatory approvals and to the satisfaction of customary closing conditions.

     The summary of the proposed acquisition is not complete and is qualified in its entirety by reference to the complete text of the Acquisition Agreement and of the Agreement Altering Transaction Structure, each of which is filed as an exhibit to this report and incorporated herein by reference.

     ISSUANCE OF TRUST PREFERRED SECURITIES. Our Company is in the process of completing a private placement of $23,000,000 in 30-year floating rate trust preferred securities (TPS). The interest rate on the TPS will be a fixed rate for five years then converting to a floating rate. The rate is based on a specific margin above three-month LIBOR. It is expected that the placement will be closed on or about March 17,

2005. Based on the LIBOR rate as of March 9, 2005, the initial interest rate would be 6.30%. The TPS can be prepaid without penalty at any time after five years from the issuance date.

     The TPS represent preferred interests in a special purpose subsidiary trust organized by our Company. Our Company will invest approximately $712,000 in common interests in the trust and the purchaser in the private placement will purchase $23,000,000 in preferred interests. The proceeds will be used to purchase from our Company its 30-year deeply subordinated debentures whose terms mirror those stated above for the TPS. The debentures are guaranteed by our Company pursuant to a subordinated guarantee. The trustee for the TPS holders will be U.S. Bank, N.A. The trustee will not have the power to take enforcement action in the event of a default under the TPS for five years from the date of default. In the event of default, however, our Company would be precluded from paying dividends until the default is cured.

     The proceeds of the TPS placement will be used by our Company to facilitate the Bank 10 acquisition and for general corporate purposes. Consummation of the TPS placement is subject to the satisfaction of customary closing conditions.

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

     CITIZENS UNION STATE BANK. Citizens Union State Bank was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. Union State Bank converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. On May 4, 2000, Union State Bank merged with Citizens State Bank of Calhoun and changed its name to Citizens Union State Bank and Trust. Citizens Union State Bank has eleven banking offices, including its principal office at 102 North Second Street in Clinton, Missouri, four Clinton branch facilities, and a branch facility in each of the Missouri communities of Springfield, Branson, Collins, Lee's Summit, Osceola and Windsor. See "Item 2. Properties".

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

EMPLOYEES

     As of December 31, 2004, Exchange and its subsidiaries had approximately 251 full-time and 41 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

COMPETITION

     Bank holding companies and their subsidiaries and affiliates encounter intense competition from nonbanking as well as banking sources in all of their activities. Our Banks' competitors include other commercial banks, thrifts, savings banks, credit unions and money market mutual funds. Thrifts and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. In our Banks' respective service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our Banks' market share of deposits and loans in such service areas.

     Exchange National Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole, Moniteau, and Pulaski Counties. Exchange National Bank's principal competition for deposits and loans comes from twelve other banks and fourteen credit unions within its primary service area of Jefferson City. Based on publicly available information, management believes that Exchange National Bank is the second largest (in terms of deposits) of the banks within Cole County. The main competition for Exchange National Bank's trust services is from other commercial banks.

     The areas in which Citizens Union State Bank competes for deposits and loans are its primary service areas of Clinton, Springfield, Branson, Collins, Lee's Summit, Osceola and Windsor, Missouri and its secondary service area of the nearby communities in Henry, St. Clair, Greene and Jackson Counties. Citizens Union State Bank's principal competition for deposits and loans comes from seven other banks within its primary service area and, to an increasing extent, sixty-nine other banks in nearby communities. Based on publicly available information, management believes that Citizens Union State Bank is the largest (in terms of deposits) of the banks within Henry County. The main competition for Citizens Union State Bank's trust services is from the trust departments of other commercial banks in the Kansas City area.

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

     A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows that the activity does not pose a substantial risk to the safety and soundness of its insured depository institutions or the financial system.

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

     If any subsidiary bank of a financial holding company ceases to be "well-capitalized" or "well-managed," the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act (the "CRA") of less than "satisfactory", then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to "satisfactory" or better.

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

     On December 31, 2004, Exchange was in compliance with all of the FRB's capital adequacy guidelines. Exchange's capital ratios on December 31, 2004 are shown below:

                                    Tier 1 Risk-Based    Total Risk-Based Capital
            Leverage Ratio (4%      Capital Ratio (4%        Ratio (8% minimum
           minimum requirement)   minimum requirement)         requirement)
           --------------------   --------------------   ------------------------
Exchange          10.39%                 13.47%                   14.58%

     INTERSTATE BANKING AND BRANCHING. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

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

     MISSOURI BANK HOLDING COMPANY REGULATION. Missouri prohibits any bank holding company from acquiring ownership or control of any bank or Missouri depository trust company that has Missouri deposits if, after such acquisition, the bank holding company would hold or control more than 13% of total Missouri deposits. Because of this restriction, a bank holding company, prior to acquiring control of a bank or depository trust company that has deposits in Missouri, must receive the approval of the Missouri Division of Finance.

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

     On December 31, 2004, each of our Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios and classifications of each of our Banks as of December 31, 2004 is shown on the following chart.

                                     Tier 1 Risk-Based   Total Risk-Based
                    Leverage Ratio     Capital Ratio       Capital Ratio     Classification
                    --------------   -----------------   ----------------   ----------------
Exchange National
Bank                     8.98%             11.66%             12.84%        Well-Capitalized
Citizens Union
State Bank               8.19%              9.64%             10.68%        Well-Capitalized
Osage Valley Bank        6.28%             10.54%             11.47%        Well-Capitalized

     All of our Banks must be well-capitalized for Exchange to remain a financial holding company.

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of our Banks are insured by the BIF administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC's risk-based assessment system requires that BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The FDIC's assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose.

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

     PAYMENT OF DIVIDENDS. Our Banks are subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. These laws and regulations are not expected to have a material effect upon the current dividend policies of our Banks.

     COMMUNITY REINVESTMENT ACT. Our Banks are subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by Exchange and its banking subsidiaries.

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

     OTHER BANKING ACTIVITIES. The investments and activities of our Banks are also subject to regulation by federal banking agencies regarding investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

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

     The Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

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

     FISCAL MONETARY POLICIES. Exchange's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Exchange is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:

     - conducting open market operations in United States government securities;

     -    changing the discount rates of borrowings of depository institutions;

     - imposing or changing reserve requirements against depository institutions' deposits; and

     - imposing or changing reserve requirements against certain borrowings by bank and their affiliates.

     These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on Exchange's business, results of operations and financial condition.

     The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries, which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

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

     Our internet website address is www.exchangebancshares.com. Under the "Documents" section of our website (www.exchangebancshares.com), we make available our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Company will provide a copy of any of our public filings, excluding exhibits, free of charge upon written request made to Kathleen L. Bruegenhemke, Exchange National Bancshares, Inc., 132 East High Street, Jefferson City, MO 65101. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

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

     The principal offices of Union and Citizens Union State Bank are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by Citizens Union State Bank, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for Union's and Citizens Union State Bank's operations. Citizens Union State Bank also operates ten branch banking facilities, of which eight are owned by it. Citizens Union State Bank owns its downtown Clinton branch, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable office space, all of which is used in Citizens Union State Bank operations. Citizens Union State Bank owns a second branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a two-story building which has approximately 5,760 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns its third branch banking facility, which is located at 608 East Ohio Street in Clinton. This facility is a one-story building which has approximately 3,500 square feet of usable office space, all of which is used for Citizens Union State Bank's operations. Citizens Union State Bank leases its fourth Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. Citizens Union State Bank leases approximately 600 square feet of space at this facility under a five-year lease expiring in January 2004, with two five-year renewal options granted to Citizens Union State Bank. Citizens Union State Bank owns one Springfield, Missouri branch banking facility located at 321 West Battlefield. The facility is a two-story building constructed in 1986 which has approximately 12,500 square feet of usable office space. The entire upper level (6,600 square feet) is leased to a non-affiliate with the remaining usable office space used for Citizens Union State Bank operations. Citizens Union State Bank owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns a 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. In addition to its existing facilities, Citizens Union State Bank has a branch facility at 125 South Main in Windsor, Missouri. This facility has 3,600 square feet of office space of which 2,800 square feet is used for operations of Citizens Union State Bank. In 2004, management opened temporary branch facilities at 4675 Gretna Road in Branson and 1006 S.W. Blue Parkway, Lee's Summit. Permanent facility construction projects are anticipated to be completed in the second and third quarter of 2005, respectively. Management believes that the condition of these banking facilities presently is adequate for Citizens Union State Bank's business and that these facilities are adequately covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of our Company's common stock during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in our Company's 2004 Annual Report to Shareholders.

     We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

OUR PURCHASES OF EQUITY SECURITIES

     The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2004:

                                                                         (d) Maximum Number
                       (a) Total       (b)       (c) Total Number of   (or Approximate Dollar
                       Number of     Average      Shares (or Units)     Value) of Shares (or
                      Shares (or   Price Paid   Purchased as Part of   Units) that May Yet Be
                        Units)      per Share    Publicly Announced      Purchased Under the
       Period         Purchased     (or Unit)    Plans or Programs *     Plans or Programs *
-------------------   ----------   ----------   --------------------   ----------------------
October 1-31, 2004         0           --                --                      --
November 1-30, 2004        0           --                --                      --
December 1-31, 2004        0           --                --                      --
Total                      0           --                --                      --

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

ITEM 6. SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Selected Consolidated Financial Data" in Exchange's 2004 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exchange's 2004 Annual Report to Shareholders.

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

Competition for deposits comes principally from:

     -    other commercial banks

     -    savings banks

     -    savings and loan associations

     -    credit unions

     -    brokerage firms

     -    insurance companies

     -    money market mutual funds

     -    mutual funds (such as corporate and government securities funds)

     Many of these competitors have greater financial resources and name recognition, more locations, more advanced technology and more financial products to offer than our banks. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. In addition, the Gramm-Leach-Bliley Act removes many of the remaining restrictions in federal banking law against cross-ownership between banks and other financial institutions, such as insurance companies and securities firms. The law will likely increase the number and financial strength of companies that compete directly with our banks. The profitability of our banks depends of their continued ability to attract new customers and compete in Missouri. New competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our banks' market share of deposits and loans in our banks' respective service areas. If our banks are unable to successfully compete, their financial condition and results of operations will be adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2004, the rate shock scenario models indicated that annual net interest income could change by as much as 3.61% should interest rates rise or fall within 200 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to (i) the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Sensitivity and Liquidity" and (ii) the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk", in each case, in our Company's 2004 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Exchange's 2004 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

INTERNAL CONTROLS OVER FINANCIAL REPORTING.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our Company's management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Exchange National Bancshares, Inc.:

We have audited management's assessment, included in the accompanying Form 10-K, that Exchange National Bancshares, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Exchange National Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Exchange National Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exchange National Bancshares, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder's equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
St. Louis, Missouri
March 11, 2005

CHANGES IN INTERNAL CONTROLS.

     There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Compensation and Other Information--Executive Officers," (iv) the information under the caption "Election of Directors--Meetings of the Board and Committees," and (v) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in Exchange's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

CODE OF ETHICS

     Our Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of this Code of Business Conduct and Ethics has been filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2003. In addition, this Code is available on our internet website (www.exchangebancshares.com) under "Governance Documents." Any substantive amendments to this Code, or any waivers granted for our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Compensation and Other Information--Report on Executive Compensation," (ii) the information under the caption "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation," (iii) the information under the caption "Executive Compensation and Other Information--Executive Compensation," (iv) the information under the caption "Executive Compensation and Other Information--Option Grants," (v) the information under the caption "Executive Compensation and Other Information--Option Exercises and Holdings," (vi) the information under the caption "Executive Compensation and Other Information-- Profit-Sharing 401(k) Plan," (vii) the information under the caption "Executive Compensation and Other Information--Stock Option Plan," (viii) the information under the caption "Executive Compensation and Other Information--Pension Plan," (ix) the information under the caption "Executive Compensation and Other Information--Smith Employment Agreement," (x) the information under the caption "Executive Compensation and Other Information--Change of Control Agreement,"
(xi) the information under the caption "Executive Compensation and Other Information--Company Performance," and (xii) the information under the caption "Election of Directors--Compensation of Directors", in each case, in Exchange's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in Exchange's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Our Company has only one equity compensation plan for its employees pursuant to which options, rights or warrants may be granted. See Note 16 to the Consolidated Financial Statements for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2004:

                                                                                     Number of securities remaining
                                  Number of securities to     Weighted-average      available for future issuance
                                  be issued upon exercise     exercise price of    under equity compensation plans
                                  of outstanding options,   outstanding options,   (excluding securities reflected
         Plan category              warrants and rights      warrants and rights           in column (a))
-------------------------------   -----------------------   --------------------   --------------------------------
                                            (a)                     (b)                          (c)
Equity compensation plans
   approved by security holders            125,391*                $23.44                      303,217
Equity compensation plans not
   approved by security holders                 --                     --                           --
   Total                                   125,391*                $23.44                      303,217

----------
* Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company's Incentive Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in Exchange's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the captions (i) "Ratification of Selection of Independent Auditors--Independent Auditors' Fees" and (ii) "Ratification of Selection of Independent Auditors--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services", in each case, in Exchange's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  Exhibits, Financial Statements and Financial Statement Schedules:

     1.   Financial Statements:

     The following consolidated financial statements of our Company and reports of our Company's independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2004 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

     Report of Independent Registered Public Accounting Firm.

          Consolidated Balance Sheets as of December 31, 2004 and 2003.

          Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002.

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules:

     Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

     3.   Exhibits:

Exhibit No.                                  Description
-----------                                  -----------
2.1           Acquisition Agreement, dated January 28, 2005 among Exchange National
              Bancshares, Inc., 2005 Acquisition Company, Inc., Drexel Bancshares,
              Inc., and the shareholders of Drexel Bancshares, Inc. (filed with our
              Company's Current Report on Form 8-K dated February 28, 2005 as Exhibit
              2.1 and incorporated herein by reference).

2.1.1         Agreement Altering Transaction Structure, dated February 28, 2005, among
              Exchange National Bancshares, Inc., Drexel Bancshares, Inc., and the
              shareholder representative of the shareholders of Drexel Bancshares,
              Inc. (filed with our Company's Current Report on Form 8-K dated February
              28, 2005 as Exhibit 2.1.1 and incorporated herein by reference).

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

13            The Registrant's 2004 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14            Code of Business Conduct and Ethics of our Company (filed with our
              Company's Annual Report on Form 10-K for the year ended December 31,
              2003 as Exhibit 14 and incorporated herein by reference).

21            List of Subsidiaries (filed with our Company's Annual Report on Form
              10-K for the year ended December 31, 2000 as Exhibit 21 and incorporated herein by reference).

23            Consent of Independent Registered Public Accounting Firm.

24            Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and
              Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2          Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and
              Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

     (b)  Exhibits.

          See exhibits identified above under Item 15(a)3.

     (c)  Financial Statement Schedules.

     See financial statement schedules identified above under Item 15(a)2, if any.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EXCHANGE NATIONAL BANCSHARES, INC.


Dated: March 15, 2005                   By /s/ James E. Smith
                                           -------------------------------------
                                           James E. Smith, Chairman of the
                                           Board and Chief Executive Officer

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

Date                                    Signature and Title
----                                    -------------------


March 15, 2005   /s/ James E. Smith
                 ------------------------------------
                     James E. Smith,
                     Chairman of the Board and Chief Executive Officer
                     (Principal Executive Officer)


March 15, 2005   /s/ Richard G. Rose
                 ------------------------------------
                     Richard G. Rose,
                     Treasurer
                     (Principal Financial Officer and Principal Accounting Officer)


March 15, 2005   /s/ David T. Turner
                 ------------------------------------
                     David T. Turner,
                     Director


March 15, 2005   /s/ James R. Loyd
                 -----------------------------------
                     James R. Loyd,
                     Director


March 15, 2005   /s/ Charles G. Dudenhoeffer, Jr.
                 ------------------------------------
                     Charles G. Dudenhoeffer, Jr.,
                     Director


March 15, 2005   /s/ David R. Goller
                 ------------------------------------
                     David R. Goller,
                     Director


March 15, 2005   /s/ Philip D. Freeman
                 ------------------------------------
                     Philip D. Freeman,
                     Director


March 15, 2005   /s/ Kevin L. Riley
                 ------------------------------------
                     Kevin L. Riley,
                     Director


March 15, 2005   /s/ Gus S. Wetzel, II
                 ------------------------------------
                     Gus S. Wetzel, II,
                     Director

                                  EXHIBIT INDEX

Exhibit No.                                 Description                            Page No.
-----------                                 -----------                            --------
13            The Registrant's 2004 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are
              specifically incorporated by reference into this Annual Report on
              Form 10-K shall be deemed to be filed with the Commission).

23            Consent of Independent Registered Public Accounting Firm.

24            Power of Attorney (included on the signature page to this Annual
              Report on Form 10-K).

31.1          Certification of Chief Executive Officer pursuant to Rule
              13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2          Certification of Chief Financial Officer pursuant to Rule
              13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.