Form 10-Q
period 2005-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2005-05-10
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

As of May 10, 2005, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 191 pages
                      Index to Exhibits located on page 39

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                            MARCH 31, 2005      DECEMBER 31, 2004
                                            --------------      -----------------
ASSETS
 Loans:
   Commercial                               $  250,390,697      $     249,497,691
   Real estate - construction                   75,782,693             65,075,185
   Real estate - mortgage                      278,472,788            284,309,203
   Consumer                                     36,854,033             37,985,508
   Unamortized loan origination fees
      and costs, net                              (198,493)              (230,957)
                                            --------------      -----------------
                                               641,301,718            636,636,630
   Less allowance for loan losses                7,728,744              7,495,594
                                            --------------      -----------------
      Loans, net                               633,572,974            629,141,036

 Investments in available for sale debt
    and equity securities, at fair value       223,793,181            171,717,635
 Federal funds sold                             37,135,691             41,603,952
 Cash due from banks                            22,222,447             24,104,458
 Premises and equipment                         22,284,338             21,276,387
 Accrued interest receivable                     5,719,294              5,289,083
 Mortgage servicing rights                       1,588,292              1,605,930
 Goodwill                                       25,196,736             25,196,736
 Intangible assets                                 744,354                798,132
 Other assets                                    4,330,248              3,140,921
                                            --------------      -----------------
      Total assets                          $  976,587,555      $     923,874,270
                                            ==============      =================

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                     MARCH 31, 2005    DECEMBER 31, 2004
                                                     --------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Demand deposits                                   $   95,141,393    $      98,156,124
   Time deposits                                        642,787,408    $     628,493,352
                                                     --------------    -----------------
    Total deposits                                      737,928,801          726,649,476

   Federal funds purchased and securities
     sold under agreements to repurchase                 51,288,037           34,515,323
   Interest-bearing demand notes to U.S. Treasury           705,725              897,470
   Subordinated notes                                    49,486,000           25,774,000
   Other borrowed money                                  39,253,899           39,524,747
   Accrued interest payable                               2,044,364            1,795,267
   Other liabilities                                      3,674,466            2,947,204
                                                     --------------    -----------------
    Total liabilities                                   884,381,292          832,103,487

Stockholders' equity:
    Common stock - $1 par value; 15,000,000 shares
      authorized; 4,298,353 issued                        4,298,353            4,298,353
    Surplus                                              22,030,074           22,014,894
    Retained earnings                                    69,203,552           67,716,511
    Accumulated other comprehensive income (loss),
      net of tax                                           (673,207)             393,534
    Treasury stock, 128,506 shares at cost               (2,652,509)          (2,652,509)
                                                     --------------    -----------------
      Total stockholders' equity                         92,206,263           91,770,783
                                                     --------------    -----------------
    Total liabilities and stockholders' equity       $  976,587,555    $     923,874,270
                                                     ==============    =================

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -----------------------------
                                                          2005               2004
                                                       -----------       -----------
Interest income:
  Interest and fees on loans                           $ 9,736,094       $ 8,329,782
  Interest on debt and equity securities:
    Taxable                                              1,121,606         1,016,877
    Nontaxable                                             342,914           316,125
  Interest on federal funds sold                           252,652            63,132
  Interest on interest-bearing deposits                     15,922             6,206
  Dividends on equity securities                            58,190            29,731
                                                       -----------       -----------
    Total interest income                               11,527,378         9,761,853
                                                       -----------       -----------
Interest Expense:
  NOW accounts                                             355,545           171,409
  Savings                                                   71,245            80,382
  Money market accounts                                    644,726           143,813
  Certificates of deposit:
    $100,000 and over                                      620,082           474,021
    Other time deposits                                  1,659,442         1,509,329
  Federal funds purchased and securities sold
    under agreements to repurchase                         268,122           167,318
  Subordinated debentures                                  403,065            40,916
  Federal Home Loan borrowings                             414,690           305,942
  Other borrowings                                           3,350            61,263
                                                       -----------       -----------
    Total interest expense                               4,440,267         2,954,393
                                                       -----------       -----------
    Net interest income                                  7,087,111         6,807,460

Provision for loan losses                                  235,500           235,500
                                                       -----------       -----------
Net interest income after provision for loan losses      6,851,611         6,571,960

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ----------------------------
                                                          2005             2004
                                                      ------------     -----------
Noninterest income:
   Service charges on deposit accounts                     680,509         740,258
   Trust department income                                 182,011         211,429
   Brokerage income                                         40,562          20,895
   Mortgage loan servicing fees, net                       112,767         102,121
   Gain on sale of mortgage loans                          129,696         220,042
   Credit card fees                                         34,968          34,724
   Other                                                   150,831         117,186
                                                      ------------     -----------
      Total noninterest income                           1,331,344       1,446,655
                                                      ------------     -----------

Noninterest expense:
   Salaries and employee benefits                        2,885,789       2,781,019
   Occupancy expense                                       289,770         265,477
   Furniture and equipment expense                         504,229         464,668
   FDIC insurance assessment                                24,776          27,845
   Advertising and promotion                               152,752          82,481
   Postage, printing and supplies                          164,151         175,356
   Legal, examination, and professional fees               251,096         164,509
   Other                                                   702,695         710,908
                                                      ------------     -----------
     Total noninterest expense                           4,975,258       4,672,263
                                                      ------------     -----------

Income before income taxes                               3,207,697       3,346,352

Income taxes                                               970,083       1,052,553
                                                      ------------     -----------

Net income                                            $  2,237,614     $ 2,293,799
                                                      ============     ===========
Basic earning per share                               $       0.54     $      0.55
Diluted earnings per share                            $       0.53     $      0.54

Weighed average shares of common stock outstanding
   Basic                                                 4,169,847       4,169,847
   Diluted                                               4,199,268       4,211,563

Dividends per share:

   Declared                                           $       0.18     $      0.18
   Paid                                               $       0.18     $      0.18

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2005           2004
                                                                          ------------   -------------
Cash flow from operating activities:
Net income                                                                $  2,237,614   $   2,293,799
  Adjustments to reconcile net income to net cash
    cash provided by operating activities:
      Provision for loan losses                                                235,500         235,500
      Depreciation expense                                                     396,814         374,353
      Net amortization of debt securities premiums and discounts               233,672         351,857
      Amortization of intangible assets                                         53,778          53,778
      Increase in accrued interest receivable                                 (430,211)       (127,232)
      Increase in other assets                                                (285,952)        (83,807)
      Increase (decrease) in accrued interest payable                          249,097         (90,197)
      Increase in other liabilities                                            727,262         557,340
      Loss (gain) on sales and calls of debt securities                              -          (2,537)
      Origination of mortgage loans for sale                                (9,117,814)    (13,032,376)
      Proceeds from the sale of mortgage loans held for sale                 9,247,510      13,252,418
      Gain on sale of mortgage loans                                          (129,696)       (220,042)
      Loss (gain) on disposition of premises and equipment                         674               -
      Other, net                                                                15,180               -
                                                                          ------------   -------------
        Net cash provided by operating activities                            3,433,428       3,562,854

Cash flow from investing activities:

      Net decrease (increase) in loans                                      (5,053,259)         19,239
      Purchase of available-for-sale debt securities                       (81,885,227)   (102,063,028)
      Proceeds from maturities of available-for-sale debt securities        18,998,012      62,185,873
      Proceeds from calls of available-for-sale debt securities              7,872,500      11,557,425
      Proceeds from sales of available-for-sale debt securities              1,071,803         250,000
      Purchase of premises and equipment                                    (1,405,439)     (1,085,843)
      Proceeds from sales of other real estate owned and repossessions          67,037         137,148
                                                                          ------------   -------------
        Net cash used in investing activities                              (60,334,573)    (28,999,186)
                                                                          ------------   -------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       2005           2004
                                                                                   ------------    ------------
Cash flow from financing activities:
   Net increase (decrease) in demand deposits                                        (3,014,731)      1,561,811
   Net increase in interest-bearing transaction accounts                             14,110,187      19,418,366
   Net increase (decrease) in time deposits                                             183,869      (6,247,194)
   Net increase in federal funds purchased and securities sold
     under agreements to repurchase                                                  16,772,714       1,373,665
   Net decrease in interest-bearing demand notes to U.S. Treasury                      (191,745)       (214,065)
   Proceeds from subordinated debentures                                             23,712,000      25,774,000
   Repayment of Federal Home Loan Bank borrowings                                      (270,848)       (393,639)
   Repayment of other borrowed money                                                          -     (17,950,568)
   Cash dividends paid                                                                 (750,573)       (750,573)
                                                                                   ------------    ------------
     Net cash provided by financing activities                                       50,550,873      22,571,803

Net decrease in cash and cash equivalents                                            (6,350,272)     (2,864,529)
Cash and cash equivalents, beginning of period                                       65,708,410      57,044,915
                                                                                   ------------    ------------
Cash and cash equivalents, end of period                                           $ 59,358,138    $ 54,180,386
                                                                                   ============    ============
Supplemental disclosure of cash flow information -
  Cash paid during period for:

   Interest                                                                        $  4,191,170    $  3,044,590
   Income taxes                                                                          70,000          60,000

Supplemental schedule of noncash investing activities -
  Other real estate and repossessions
    acquired in settlement of loans                                                $    385,821    $    166,843

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                   Three Months Ended March 31, 2005 and 2004

      The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with our Company's audited consolidated financial statements included in its 2004 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2004 as Exhibit 13.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of March 31, 2005 and December 31, 2004 and the consolidated statements of earnings for the three periods ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.

EARNINGS PER SHARE

      The following table reflects, for the three-month periods ended March 31, 2005 and 2004, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                     -------------------------
                                        2005          2004
                                     -----------   -----------
Net income, basic and diluted        $ 2,237,614   $ 2,293,799
                                     ===========   ===========
Average shares outstanding             4,169,847   $ 4,169,847
Effect of dilutive stock options          29,421        41,716
                                     -----------   -----------
Average shares outstanding

  including dilutive stock options     4,199,268     4,211,563

Basic earning per share              $      0.54   $      0.55
Diluted earnings per share           $      0.53   $      0.54

      Our Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, establish accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, our Company has elected to continue to apply the provision of APB Opinion No. 25, as described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. See Impact of New Accounting Pronouncements in this report for further discussion of this issue.

      The following table illustrates, for the three-month periods ended March 31, 2005 and 2004, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                        -------------------------
                                           2005          2004
                                        -----------   -----------
Net income:
  As reported                           $ 2,237,614   $ 2,293,799
  Deduct total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all awards, net of tax                  (26,501)      (34,058)
                                        -----------   -----------
  Pro forma net income                  $ 2,211,113   $ 2,259,741
                                        ===========   ===========
Pro forma earnings per common share:

  As reported basic                          $ 0.54        $ 0.55
  Pro forma basic                              0.53          0.54

  As reported diluted                          0.53          0.54
  Pro forma diluted                            0.53          0.54

COMPREHENSIVE INCOME

      For the three-month periods ended March 31, 2005 and 2004, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2005 and 2004 is summarized as follows:

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              --------------------------
                                                                 2005           2004
                                                              -----------    -----------
Net income                                                    $ 2,237,614    $ 2,293,799
  Other comprehensive income (loss):
    Net unrealized holding gains (losses) on
    investments in debt and equity securities
    available-for-sale, net of taxes                           (1,066,741)       274,831
  Adjustment for net securities losses (gains) realized in
    net income, net of applicable income taxes                          -         (1,649)
                                                              -----------    -----------
      Total other comprehensive income (loss)                  (1,066,741)       273,182
                                                              -----------    -----------
      Comprehensive income                                    $ 1,170,873    $ 2,566,981
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

                                                                   MARCH 31, 2005
                                 ---------------------------------------------------------------------------------
                                 THE EXCHANGE
                                 NATIONAL BANK   CITIZENS UNION
                                 OF JEFFERSON    STATE BANK AND     OSAGE VALLEY     CORPORATE AND
                                     CITY        TRUST OF CLINTON   BANK OF WARSAW       OTHER          TOTAL
                                 -------------   ----------------   --------------   -------------   -------------
Balance sheet information
   Loans, net of allowance
     for loan losses             $ 369,776,627   $    216,102,081   $   47,694,266   $           -   $ 633,572,974
   Debt and equity securities      151,296,956         33,814,890       37,195,335       1,486,000     223,793,181
   Goodwill                          4,382,098         16,701,762        4,112,876               -      25,196,736
   Intangible assets                         -            744,354                -               -         744,354
   Total assets                    567,465,925        310,171,469       96,581,235       2,368,926     976,587,555
   Deposits                        442,292,784        255,328,257       80,880,233     (40,572,473)    737,928,801
   Stockholders' equity          $  49,622,157   $     40,486,964   $    9,438,085   $  (7,340,943)  $  92,206,263
                                 =============   ================   ==============   =============   =============

                                                                DECEMBER 31, 2004
                                 ---------------------------------------------------------------------------------
                                 THE EXCHANGE
                                 NATIONAL BANK   CITIZENS UNION
                                 OF JEFFERSON    STATE BANK AND     OSAGE VALLEY     CORPORATE AND
                                     CITY        TRUST OF CLINTON   BANK OF WARSAW       OTHER          TOTAL
                                 -------------   ----------------   --------------   -------------   -------------
Balance sheet information
   Loans, net of allowance
     for loan losses             $ 366,749,286   $    213,808,231   $   48,583,519   $           -   $ 629,141,036
   Debt and equity securities       99,466,264         36,449,804       35,027,567         774,000     171,717,635
   Goodwill                          4,382,098         16,701,762        4,112,876               -      25,196,736
   Intangible assets                         -            798,132                -               -         798,132
   Total assets                    513,839,636        311,756,271       97,507,515         770,848     923,874,270
   Deposits                        406,897,725        256,351,275       81,077,272     (17,676,796)    726,649,476
   Stockholders' equity          $  49,643,120   $     39,954,448   $    9,654,137   $  (7,480,922)  $  91,770,783
                                 =============   ================   ==============   =============   =============

                                                        THREE MONTHS ENDED MARCH 31, 2005
                                 ---------------------------------------------------------------------------------
                                 THE EXCHANGE
                                 NATIONAL BANK   CITIZENS UNION
                                 OF JEFFERSON    STATE BANK AND     OSAGE VALLEY     CORPORATE AND
                                     CITY        TRUST OF CLINTON   BANK OF WARSAW       OTHER          TOTAL
                                 -------------   ----------------   --------------   -------------   -------------
Statement of earnings:
  Total interest income          $   6,576,008   $      3,794,507   $    1,144,759   $      12,104   $  11,527,378
  Total interest expense             2,411,675          1,201,629          485,623         341,340       4,440,267
                                 -------------   ----------------   --------------   -------------   -------------
  Net interest income                4,164,333          2,592,878          659,136        (329,236)      7,087,111
  Provision for loan losses            150,000             75,000           10,500               -         235,500
  Noninterest income                   869,074            383,572           95,375         (16,677)      1,331,344
  Noninterest expense                2,683,542          1,736,459          430,591         124,666       4,975,258
  Income taxes                         695,400            349,685           86,128        (161,130)        970,083
                                 -------------   ----------------   --------------   -------------   -------------
  Net income (loss)              $   1,504,465   $        815,306   $      227,292   $    (309,449)  $   2,237,614
                                 =============   ================   ==============   =============   =============

                                                        THREE MONTHS ENDED MARCH 31, 2004
                                 ---------------------------------------------------------------------------------
                                 THE EXCHANGE
                                 NATIONAL BANK   CITIZENS UNION
                                 OF JEFFERSON    STATE BANK AND     OSAGE VALLEY     CORPORATE AND
                                     CITY        TRUST OF CLINTON   BANK OF WARSAW       OTHER          TOTAL
                                 -------------   ----------------   --------------   -------------   -------------
Statement of earnings:
  Total interest income          $   5,566,376   $      3,136,931   $    1,079,486   $     (20,940)  $   9,761,853
  Total interest expense             1,604,185            867,756          408,786          73,666       2,954,393
                                 -------------   ----------------   --------------   -------------   -------------
  Net interest income                3,962,191          2,269,175          670,700         (94,606)      6,807,460
  Provision for loan losses            150,000             75,000           10,500               -         235,500
  Noninterest income                   974,056            403,160           90,550         (21,111)      1,446,655
  Noninterest expense                2,693,351          1,520,253          418,517          40,142       4,672,263
  Income taxes                         675,650            334,869           96,634         (54,600)      1,052,553
                                 -------------   ----------------   --------------   -------------   -------------
  Net income (loss)              $   1,417,246   $        742,213   $      235,599   $    (101,259)  $   2,293,799
                                 =============   ================   ==============   =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR FROM THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON OUR COMPANY INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO OUR COMPANY AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH OUR COMPANY CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN OUR COMPANY, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY OUR COMPANY; AND THE ABILITY OF OUR COMPANY TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

      RECENT EVENTS:

      BANK 10 TRANSACTION. On May 2, 2005, our Company announced that on that date it had completed its acquisition of Bank 10, a Missouri state bank with offices in the Missouri communities of Belton, Drexel, Harrisonville, Independence and Raymore. The terms and conditions of the acquisition are provided in an Acquisition Agreement dated January 28, 2005 among our Company, Drexel Bancshares, Inc., the sole shareholder of Bank 10, and certain other persons and entities, which Acquisition Agreement was amended by an Agreement Altering Transaction Structure dated February 28, 2005 between our Company, Drexel Bancshares and the representative for the shareholders of Drexel Bancshares.

      Under the terms of the Acquisition Agreement, as amended by an Agreement Altering Transaction Structure, our Company purchased all of the outstanding shares of Bank 10's common stock from Drexel Bancshares. The purchase price payable to Drexel Bancshares for Bank 10 was cash aggregating approximately $33,988,000. Approximately $23,000,000 of the purchase price was raised from the issuance of trust preferred securities with the balance being paid from cash on hand. The purchase price is subject to final adjustments within 30 days of closing based upon Bank 10's final April 29, 2005 financial statements.

      At the date of closing Bank 10 had total assets of $173,902,000, loans of $131,432,000, deposits of $144,847,000, and stockholders' equity of $13,999,000.

      The summary of the acquisition is not complete and is qualified in its entirety by reference to the complete text of the Acquisition Agreement and of the Agreement Altering Transaction Structure, each of which is filed as an exhibit to this report and incorporated herein by reference.

      ISSUANCE OF TRUST PREFERRED SECURITIES. Our Company completed a $23,000,000 private placement in 30-year floating rate trust preferred securities (TPS) on March 17, 2005. The interest rate on the TPS is fixed rate at 6.30% for five years then converting to a floating rate. The floating rate will be based on a specific margin above three-month LIBOR. The TPS can be prepaid without penalty at any time after five years from the issuance date.

      The TPS represent preferred interests in a special purpose subsidiary trust organized by our Company. Our Company invested approximately $712,000 in common interests in the trust and the purchaser in the private placement purchased $23,000,000 in preferred interests. The proceeds were used to purchase from our Company its 30-year deeply subordinated debentures whose terms mirror those stated above for the TPS. The debentures are guaranteed by our Company pursuant to a subordinated guarantee. The trustee for the TPS holders is U.S. Bank, N.A. The trustee will not have the power to take enforcement action in the event of a default under the TPS for five years from the date of default. In the event of default, however, our Company would be precluded from paying dividends until the default is cured.

      The proceeds of the private placement TPS were used by our Company to facilitate the Bank 10 acquisition. The Placement Agreement, Indenture, Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, Guarantee Agreement, and Subscription Agreement related to the private placement of the TPS are filed as Exhibits 10.3 through 10.7 of this report. The summary of the private placement of the TPS is not complete and is qualified in its entirety by reference to those five documents filed as exhibits to this report, each of which is incorporated herein by reference.

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

      REVENUE SOURCE: Through the respective branch network, Exchange National Bank, Citizens Union State Bank and Osage Valley Bank provide similar products and services in three defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, and Warsaw, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results which follow are consistent with our Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

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

RESULTS OF OPERATIONS

      Net income for the three months ended March 31, 2005 of $2,238,000 decreased $56,000 when compared to the first quarter of 2004. Diluted earnings per common share for the first quarter of 2005 of $0.53 decreased 1 cent or 1.8% when compared to the first quarter of 2004.

      Net interest income (on a tax equivalent basis) was $7,270,000, or 3.34% of average earning assets, for the three months ended March 31, 2005, compared to $6,969,000, or 3.45% of average earning assets, for the same period in 2004. The $301,000 increase in net interest income for the three months ended March 31, 2005 as compared to the same period in 2004 was the result of an increase in average interest-earning assets partially offset by a decrease in net interest margin.

      Average interest-earning assets for the three months ended March 31, 2005 were $881,682,000, an increase of $71,308,000 or 8.8%, compared to average interest-earning assets of $810,374,000 for the same period of 2004. The increase in average interest-earning assets is attributable to the issuance of additional subordinated debentures and an increase in money market deposits which provided additional funds for lending and investment activities.

      The yield on average interest-earning assets increased to 5.39% for the three month period ended March 31, 2005 compared to 4.91% for the same period in 2004. However, the rate paid on interest-bearing liabilities also increased to 2.36% in 2005 compared to 1.70% in 2004.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $301,000 or 4.3% to $7,270,000 or 3.34% of average earning assets for the first quarter of 2005 compared to $6,969,000 or 3.45% of average earning assets for the same period of 2004. The provision for loan losses was $236,000 for the three months ended March 31, 2005 and 2004 respectively.

      Noninterest income and noninterest expense for the three-month periods ended March 31, 2005 and 2004 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,              INCREASE (DECREASE)
                                                                ------------------------    -------------------------
                                                                   2005          2004         AMOUNT           %
                                                                ----------    ----------    ----------     ----------
NONINTEREST INCOME

Service charges on deposit accounts                             $      680    $      740    $      (60)          (8.1)%
Trust department income                                                182           211           (29)         (13.7)
Brokerage income                                                        40            21            19           90.5
Mortgage loan servicing fees, net                                      113           102            11           10.8
Gain on sale of mortgage loans                                         130           220           (90)         (40.9)
Credit card fees                                                        35            35             -              -
Other                                                                  151           118            33           28.0
                                                                ----------    ----------    ----------     ----------
                                                                $    1,331    $    1,447    $     (116)          (8.0)%
                                                                ==========    ==========    ==========     ==========

NONINTEREST EXPENSE

Salaries and employee benefits                                  $    2,886    $    2,781    $      105            3.8%
Occupancy expense                                                      290           265            25            9.4
Furniture and equipment expense                                        504           465            39            8.4
FDIC insurance assessment                                               25            28            (3)         (10.7)
Advertising and promotion                                              153            82            71           86.6
Postage, printing and supplies                                         164           175           (11)          (6.3)
Legal, examination, and professional fees                              251           165            86           52.1
Other                                                                  702           711            (9)          (1.3)
                                                                ----------    ----------    ----------     ----------
                                                                $    4,975    $    4,672    $      303            6.5%
                                                                ==========    ==========    ==========     ==========

      Noninterest income decreased $116,000 or 8.0% to $1,331,000 for the first quarter of 2005 compared to $1,447,000 for the same period of 2004. The $60,000 or 8.1% decrease in service charges on deposit accounts reflects a decrease in the amount of insufficient check fees assessed by our banks. Trust department income decreased $29,000 or 13.7% when compared to the same period in 2004 due primarily to a decrease in the amount of trust distribution fees collected. The $19,000 or 90.5% increase in brokerage income reflects higher sales volume during the first quarter of 2005 compared to 2004. The $11,000 or 10.8% increase in mortgage loan servicing fees reflects a larger portfolio of serviced loans in 2004. Gain on sales of mortgage loans decreased $90,000 or 40.9% due to a decrease in volume of loans originated and sold to the secondary market from approximately $13,032,000 in the first quarter of 2004 to approximately $9,118,000 for the first quarter of 2005.

      Noninterest expense increased $303,000 or 6.5% to $4,975,000 for the first quarter of 2005 compared to $4,672,000 for the first quarter of 2004. Salaries and benefits increased $105,000 or 3.8%. The increase reflects normal salary increases, additional hires and higher health insurance premiums. The $25,000, or 9.4% increase in occupancy expense and the $39,000, or 8.4% increase in furniture and equipment expense reflects additional costs associated with two new branch facilities. These are currently operating out of temporary facilities pending completion of permanent structures. Advertising and promotion expense increased $71,000 or 86.6% and reflects advertising and promotion in new market areas. Legal, examination, and professional fees increased $86,000 or 52.1% which reflects higher audit costs associated with Sarbanes-Oxley compliance and benefit consulting.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.2% for the first quarter of 2005 compared to 31.5% for the first quarter of 2004.

NET INTEREST INCOME

      Fully taxable equivalent net interest income increased $301,000 or 4.3% respectively for the three-month period ended March 31, 2005 compared to the same period in 2004. The increase in net interest income for the periods ended March 31, 2005 compared to the period ended March 31, 2004 was the result of increased earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2005 and 2004.

(DOLLARS EXPRESSED IN THOUSANDS)


                                              THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                MARCH 31, 2005                               MARCH 31, 2004
                                  ------------------------------------------  ------------------------------------------
                                    AVERAGE   INTEREST INCOME/  RATE EARNED/   AVERAGE   INTEREST INCOME/   RATE EARNED/
                                    BALANCE      EXPENSE/1/        PAID/1/     BALANCE      EXPENSE/1/         PAID/1/
                                  ----------  ----------------  ------------  ---------  ----------------   ------------

ASSETS
Loans:/2/
  Commercial                      $  249,840     $   3,758          6.10%     $ 213,127     $   2,955          5.56%
  Real estate                        353,491         5,345          6.13        327,522         4,649          5.69
  Consumer                            36,773           665          7.33         40,038           739          7.40
Investment securities:/3/
  U.S Treasury and
    U.S. Gov't Agencies              158,942         1,122          2.86        167,640         1,017          2.43
  State and municipal                 34,048           493          5.87         28,959           464          6.43
  Other                                5,668            58          4.15          4,191            30          2.87
Federal funds sold                    39,929           253          2.57         25,857            63          0.98
Interest-bearing deposits              2,991            16          2.17          3,040             6          0.79
                                  ----------     ---------                    ---------     ---------
  Total interest earning assets      881,682        11,710          5.39        810,374         9,923          4.91

All other assets                      78,763                                     74,796
Allowance for loan losses             (7,609)                                    (8,337)
                                  ----------                                  ---------
  Total assets                    $  952,836                                  $ 876,833
                                  ==========                                  =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  NOW accounts                    $  125,645     $     356          1.15%     $ 120,152     $     171          0.57%
  Savings                             50,428            71          0.57         56,691            80          0.57
  Money market                       125,227           645          2.09         68,722           144          0.84
  Deposits of $100 and over           90,540           620          2.78         88,082           474          2.16
  Other time deposits                252,180         1,659          2.67        253,047         1,510          2.39
                                  ----------     ---------                    ---------     ---------
    Total time deposits              644,020         3,351          2.11        586,694         2,379          1.63
  Federal funds purchased and
    securities sold under
    agreements to repurchase          48,969           268          2.22         71,319           167          0.94
  Interest-bearing demand
    notes to US Treasury                 662             3          1.84            467             1          0.86
  Subordinated debentures             29,726           403          5.50          4,248            41          3.87
  Other borrowed money                39,432           415          4.27         32,676           366          4.49
                                  ----------     ---------                    ---------     ---------
    Total interest-bearing
      liabilities                    762,809         4,440          2.36        695,404         2,954          1.70
  Demand deposits                     92,280                                     86,198
  Other liabilities                    5,034                                      6,076
                                  ----------                                  ---------
    Total liabilities                860,123                                    787,678
  Stockholders' equity                92,713                                     89,155
  Total liabilities and
                                  ----------                                  ---------
    Stockholders' equity          $  952,836                                  $ 876,833
                                  ==========                                  =========
Net interest income                              $   7,270                                  $   6,969
                                                 =========                                  =========
Net interest margin/4/                                              3.34%                                      3.45%
                                                                ========                                    =======

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $182,000 in 2005 and $161,000 in 2004.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                             THREE MONTHS ENDED MARCH 31, 2005
                                                       COMPARED TO
                                             THREE MONTHS ENDED MARCH 31, 2004
                                            ------------------------------------
                                                             CHANGE DUE TO
                                              TOTAL     ------------------------
                                             CHANGE      VOLUME /3/    RATE /4/
                                            ---------   -----------   ----------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans:/1/
  Commercial                                $     803           538          265
  Real estate /2/                                 696           382          314
  Consumer                                        (74)          (59)         (15)
Investment securities:/3/
  U.S Treasury and
    U.S. Gov't Agencies                           105           (55)         160
  State and municipal /2/                          29            77          (48)
  Other                                            28            13           15
Federal funds sold                                190            48          142
Interest-bearing deposits                          10             -           10
                                            ---------   -----------   ----------

    Total interest income                       1,787           944          843

INTEREST EXPENSE:
  NOW accounts                              $     185             8          177
  Savings                                          (9)           (9)           -
  Money market                                    501           180          321
  Deposits of $100 and over                       146            13          133
Other time deposits                               149            (5)         154
  Federal funds purchased and
    securities sold under
    agreements to repurchase                      101           (65)         166
Interest-bearing demand notes
  of U.S. Treasury                                  2             -            2
Subordinated debentures                           362           340           22
Other borrowed money                               49            72          (23)
                                            ---------   -----------   ----------
    Total interest expense                      1,486           534          952
                                            ---------   -----------   ----------
Net interest income on a fully
  taxable equivalent basis                  $     301           410         (109)
                                            ---------   -----------   ----------

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $182,000 in 2005 and $161,000 in 2004.

/2/   Non-accruing loans are included in the average amounts outstanding.

/3/   Change in volume multiplied by yield/rate of prior period.

/4/   Change in yield/rate multiplied by volume of prior period.

LENDING AND CREDIT MANAGEMENT

      Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 64.9% of total assets as of March 31, 2005 compared to 68.1% as of December 31, 2004 and 63.8% as of March 31, 2004.

      Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

      Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At March 31, 2005, our Company was servicing approximately $214,569,000 of loans sold to the secondary market.

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

      The allowance for loan losses was decreased by net loan charge-offs of $2,000 for the first quarter of 2005 compared to $57,000 for the first quarter of 2004. The allowance for loan losses was increased by a provision charged to expense of $236,000 for the first quarter of 2005 and for the first quarter of 2004.

      The balance of the allowance for loan losses was $7,729,000 at March 31, 2005 compared to $7,496,000 at December 31, 2004 and $8,446,000 at March 31,
2004. The allowance for loan losses as a percent of outstanding loans was 1.21% at March 31, 2005 compared to 1.18% at December 31, 2004 and 1.45% at March 31, 2004.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $5,793,000 or 0.90% of total loans at March 31, 2005 compared to $6,092,000 or 0.96% of total loans at December 31, 2004. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                  MARCH 31, 2005                      DECEMBER 31, 2004
                                          ------------------------------        ---------------------------
                                                              % OF GROSS                         % OF GROSS
                                           BALANCE              LOANS            BALANCE           LOANS
                                          ----------          ----------        ----------       ----------
Nonaccrual loans:
  Commercial                              $    4,601                0.72%       $    4,213             0.67%
  Real estate
    Construction                                   -                   -                 -                -
    Mortgage                                     883                0.14             1,246             0.20
  Consumer                                        16                   -                30                -
                                          ----------          ----------        ----------       ----------
                                               5,500                0.86             5,489             0.87
                                          ----------          ----------        ----------       ----------
Loans contractual past-due 90 days
  or more and still accruing:
  Commercial                                      16                   -                12                -
  Real estate
    Construction                                 257                0.04                 -                -
    Mortgage                                       -                   -               591             0.09
Consumer                                          20                   -                 -                -
                                          ----------          ----------        ----------       ----------
                                                 293                0.04               603             0.09
                                          ----------          ----------        ----------       ----------
Restructured loans                                 -                   -                 -                -
Total nonperforming loans                      5,793                0.90%            6,092             0.96%
                                                              ==========                         ==========
Other real estate                                391                                    30
Repossessions                                      -                                    42
                                          ----------                            ----------
Total nonperforming assets                $    6,184                            $    6,164
                                          ==========                            ==========

      The allowance for loan losses was 133.42% of nonperforming loans at March 31, 2005 compared to 123.05% of nonperforming loans at December 31, 2004. There has been no material change in the overall level of nonperforming assets since the prior year-end.

      It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at March 31, 2005 and 2004, which would have been recorded under the original terms of those loans, was approximately $267,000 and $155,000 for the three months ended March 31, 2005 and 2004, respectively. Approximately $3,000 and $40,000 was actually recorded as interest income on such loans for the three months ended March 31, 2005 and 2004, respectively.

      A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified additional loans totaling approximately $ 16,000 and $12,000 at March 31, 2005 and December 31, 2004, respectively, which are not included in the nonaccrual table above but are considered by management to be impaired. The $16,000 of loans identified by management as being impaired reflected one commercial loan. The average balance of nonaccrual and other impaired loans for the first three months of 2005 was approximately $6,059,000. At March 31, 2005 the portion of the allowance for loan losses allocated to specific impaired loans was $1,203,000 compared to $1,681,000 at December 31, 2004. The balance of impaired loans with specific loan loss allocations was approximately $5,516,000 at March 31, 2005 compared to $5,501,000 at December 31, 2004.

      As of March 31, 2005 and December 31, 2004 approximately $11,736,000 and $12,879,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The increase in loans having more than normal risk, is primarily represented by two large commercial real estate credits. These two credits had documentation exceptions causing them to be classified by regulatory authorities as special mention. However, the loans are well secured and performing in accordance with the terms of the loan agreement. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

      At March 31, 2005, management allocated $6,801,000 of the $7,729,000 total allowance for loan losses to specific loans and loan categories and $928,000 was unallocated. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the March 31, 2005 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

      Total assets increased $52,714,000 or 5.7% to $976,588,000 at March 31, 2005 compared to $923,874,000 at December 31, 2004. Total liabilities increased $52,277,000 or 6.3% to $884,381,000. Stockholders' equity increased $435,000 or
0.5% to $92,206,000. The increase in both total assets and total liabilities is primarily the result of our Company's issuance of additional subordinated debentures as well as an increase in public funds deposits. The proceeds of the subordinated debentures were invested in short-term investments securities until needed to complete the Bank 10 purchase. A discussion of the Bank 10 transaction may be found in the section of this report titled "Overview - Recent Events - Bank 10 Transaction."

      Loans increased $4,665,000 to $641,302,000 at March 31, 2005 compared to $636,636,000 at December 31, 2004. Commercial loans increased $893,000; real estate construction loans increased $10,707,000; real estate mortgage loans decreased $5,836,000; and consumer loans decreased $1,099,000. The increase in commercial loans and real estate construction loans represents continued strong loan demand, especially in the Jefferson City market. The decrease in real estate mortgage loans is reflective of slightly higher morgtage rates in the market. The decrease in consumer loans is primarily represented by the payoff of one relatively large consumer credit.

      Investment in debt and equity securities classified as available-for-sale increased $52,075,000 or 30.3% to $223,793,000 at March 31, 2005 compared to
$171,718,000 at December 31, 2004. Investments classified as available-for-sale are carried at fair value. During 2005 the market valuation account decreased $1,634,000 to $1,028,000 to reflect the fair value of available-for-sale investments at March 31, 2005 and the net after tax decrease resulting from the change in the market valuation adjustment of $1,066,000 decreased the stockholders' equity component to ($673,000) at March 31, 2005. The increase in investments in debt and equity securities is primarily the result of investing excess proceeds from the first quarter 2005 issuance of subordinated debentures and the purchase of securities to cover additional pledging requirements as a result of the increase in public funds deposits.

      At December 31, 2004 the market valuation account for the available-for-sale investments of $605,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $394,000 was reflected as a separate positive component of stockholders' equity.

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, decreased $6,350,000 or 3.2% to $59,358,000 at March 31, 2005 compared to $65,708,000 at December 31, 2004. Further discussion of this decrease may be found in the section of this report titled "Sources and Uses of Funds".

      Premises and equipment increased $1,008,000 or 4.7% to $22,284,000 at March 31, 2005 compared to $21,276,000 at December 31, 2004. The increase reflects purchases of premises and equipment of $1,405,000 offset by depreciation expense of $397,000. The purchase of premises and equipment primarily reflects construction costs and equipment purchases for two additional branches.

      Total deposits increased $11,279,000 or 1.6% to $737,929,000 at March 31, 2005 compared to $726,649,000 at December 31, 2005.

      Federal funds purchased and securities sold under agreements to repurchase increased $16,773,000 or 48.6% to $51,288,000 at March 31, 2005 compared to
$34,515,000 at December 31, 2004. This is due primarily to an increase in public fund deposits.

      Subordinated notes increased $23,712,000 at March 31, 2005 compared to $25,774,000 at December 31, 2004. Our Company issued $23,712,000 of subordinated notes in March 2005. The proceeds were used to pay for the acquisition of Bank 10.

      Other borrowed money decreased $271,000 or 0.7% to $39,254,000 at March 31, 2005 compared to $39,525,000 at December 31, 2004 and reflects regular amortizing payments due or Federal Home Loan Bank advances.

      The increase in stockholders' equity reflects net income of $2,238,000 less dividends declared of $751,000 and ($1,067,000) change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

      No material changes in our Company's liquidity or capital resources have occurred since December 31, 2004.

INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of our Company's amortized intangible assets as of March 31, 2005 and December 31, 2004 are as follows:

                                               MARCH 31, 2005                            DECEMBER 31, 2004
                                ------------------------------------------  ------------------------------------------
                                   Gross Carrying          Accumulated         Gross Carrying          Accumulated
                                       Amount              Amortization            Amount              Amortization
                                ---------------------   ------------------  --------------------    ------------------
Amortized intangible asset:
  Core deposit intangible          $     2,265,000           (1,520,646)           2,265,000            (1,466,868)
                                   ===============           ==========            =========            ==========

      The aggregate amortization expense of intangible assets subject to amortization for the three month periods ended March 31, 2005 and 2004 is as follows:

                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                         ---------------------------
                                            2005              2004
                                         ----------        ----------
Aggregate amortization expense           $   53,778          91,278
                                         ==========        ========

      The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
         For year ending 2005               $ 215,112
         For year ending 2006                 215,112
         For year ending 2007                 201,852
         For year ending 2008                  66,432
         For year ending 2009                  66,432

      Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                     MARCH 31,
                                         -------------------------------
                                             2005               2004
                                         -------------       -----------
Balance, beginning of period             $   1,605,930         1,591,289
Originated mortgage servicing rights            83,551           126,042
Amortization                                  (101,189)         (107,341)
                                         -------------       -----------
Balance, end of period                   $   1,588,292         1,609,990
                                         -------------       -----------

Mortgage loans serviced                  $ 215,881,000       211,748,000
                                         =============       ===========

Mortgage servicing rights as a
  percentage of loans serviced                    0.74%             0.76%
                                         =============       ===========

      The estimated amortization expense of mortgage servicing rights for the next five years is as follows:

Estimated amortization expense:
         For year ending 2005            $  404,000
         For year ending 2006               404,000
         For year ending 2007               404,000
         For year ending 2008               334,000
         For year ending 2009                42,000

      Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended March 31, 2005 and December 31, 2004 is summarized as follows:

                                                         CITIZENS UNION
                                    THE EXCHANGE           STATE BANK
                                  NATIONAL BANK OF        AND TRUST OF         OSAGE VALLEY
                                   JEFFERSON CITY           CLINTON           BANK OF WARSAW         TOTAL
                                  ----------------       --------------       --------------       ----------
Goodwill associated with the
   purchase of subsidiaries        $   4,382,098           16,701,762           4,112,876          25,196,736
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

      The following table represents the components of the net periodic pension costs for the three-month periods ended March 31, 2005 and 2004:

                                                            ESTIMATED             ACTUAL
                                                               2005                2004
                                                            ---------           ----------
Service cost - benefits earned during the year              $ 308,105           $  292,059
Interest cost on projected benefit obligations                245,214              242,384
Expected return on plan assets                               (369,604)            (374,586)
Net amortization and deferral                                 (26,632)             (35,512)
Recognized net gains                                                -               (6,695)
                                                            ---------           ----------
Net periodic pension cost - annual                          $ 157,083           $  117,650
                                                            =========           ==========

Net periodic pension cost - three months
  ended March 31 (actual)                                   $  39,271           $   29,413
                                                            =========           ==========

      Our Company does not expect to make any contribution to the plan during 2005.

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

      Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At March 31, 2005, the amounts of available credit from the FHLB totaled $98,053,000. As of March 31, 2005, the Banks had $39,254,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $40,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of March 31, 2005.

SOURCES AND USES OF FUNDS

      For the three months ended March 31, 2005 and 2004, net cash provided by operating activities was $3,433,000 and $3,563,000, respectively.

      Net cash used in investing activities was $60,335,000 in 2005 versus $28,999,000 in 2004. In 2005 our Company's investment portfolio increased by approximately $52,076,000 compared to a $28,070,000 increase for the same period in 2004. This increase primarily reflects the investment of proceeds from the issuance of subordinated debentures and the purchase of securities to satisfy pledging requirements of increased public fund deposits. In 2004 our Company's loan portfolio decreased approximately $19,000 compared to a $5,053,000 increase for the same period in 2005. Our Company has also purchased premises and equipment of approximately $1,405,000 in 2005 compared to $1,086,000 for the same period of 2004. These purchases primarily represent land, construction costs and equipment acquisition for additional branch locations.

      Net cash provided by financing activities was $50,551,000 in 2005 versus $22,572,000 in 2004. Increases in deposits accounted for approximately $11,279,000 of the cash provided by financing activities in 2005 and approximately $14,733,000 in 2004. An additional $23,712,000 of cash was provided by the issuance of subordinated debentures and an increase in securities sold under agreements to repurchase of $16,776,000 in 2005. The proceeds from the issuance of these subordinated debentures were used to finance the purchase of Bank 10. During the same period of 2004 our Company issued $25,774,000 of subordinated debentures and used those proceeds to reduce other borrowed money by $17,951,000.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For our Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement was effective for our Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of manditorily redeemable financial instruments. Our Company currently does not have any financial instruments that are within the scope of SFAS 150.

      In November 2003, the Emerging Issues Tasks Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. Our Company has adopted the disclosure requirements of EITF Issue No. 03-1 and they are included in Note 5 of our consolidated financial statements appearing in this report.

      In March, 2004, the Emerging Issues Task Force, (EITF) came to a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Securities in scope are those subject to SFAS 115 and SFAS 124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other than temporary losses in earnings.

      In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the delay's scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other than temporary and should be recognized in income. The approved delay will apply to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect.

      In December 2003, the Accounting Standards Executive Committee, (AcSEC) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of SOP 03-3 applies to "problem" loans that have been acquired, either individually in a portfolio, in an acquisition. These loans must have evidence of credit deterioration and the purchaser must not expect to collect contractual cash flows. SOP 03-3 updates Practice Bulletin (PB) No. 6, Amortization of Discounts on Certain Acquired Loans, for more recently issued literature, including FASB Statements No. 114, Accounting by Creditors for Impairment of a Loan; No. 115, Accounting for Certain Investments in Debt and Equity Securities; and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, it addresses FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which requires that discounts be recognized as an adjustment of yield over a loan's life.

      SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this Statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales. Management is in the process of determining the impact of SOP 03-3 on our Company's financial statements as a result of the Bank 10 acquisition.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This Statement is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005 and will be effective for our Company as of January 1, 2006. See the note to consolidated financial statements titled Earnings per Share for the pro forma net income and net income per share amounts for the quarters ended March 31, 2005 and 2004 as if we had used a fair value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At March 31, 2005, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 13.1% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to a like amount at December 31, 2004. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

      Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     None

Item 3.  Defaults Upon Senior Securities                                 None

Item 4.  Submission of Matters to a Vote of Security Holders             None

Item 5.  Other Information

            On March 9, 2005, our Company entered into change of control agreements with two executive officers: our Treasurer, Richard G. Rose, and our Senior Vice President and Secretary, Kathleen L. Bruegenhemke. These agreements provide that if, within two years after a change in control (as defined below), our Company or any subsidiary that is the primary employer of the executive terminates the executive's employment other than by reason of the executive's death, disability or for cause (as defined) or if the executive terminates his or her employment for good reason (as defined), the executive will be entitled to receive:

      - an amount equal to two years' of the executive's salary (based on the executive's highest monthly base salary for the preceding twelve-month period);

      - an amount equal to two times the executive's incentive bonus for the preceding year;

      - the proportionate amount of any incentive bonus and other compensation, payments and benefits which would otherwise have been received by the executive for the year in which employment was terminated; and

      -     any accrued and unpaid vacation pay.

            The total payments made under the change of control agreements and under any other agreements, plans or arrangements as a result of a change in control is not permitted to be in excess of 5% of the aggregate cash consideration that our shareholders would receive as a result of a change of control. Our Company will reimburse the executive for any excise taxes that result from any of such payments being considered "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986, and will make a gross-up payment to reimburse the executive for any income or other tax attributable to the excess parachute payment and to the tax reimbursement payments themselves. The change of control agreements require the executives to maintain the confidentiality of our confidential information prior to its disclosure by our Company.

            A "change in control" generally is defined to take place when (a) a person or group (other than our Company and various affiliated persons or entities) becomes the beneficial owner, directly or indirectly, of 50% or more of the total voting power of our Company's outstanding securities,
      (b) our shareholders approve a merger or consolidation involving our Company in which at least 50% of the total voting power of the voting securities of the surviving corporation is held by persons who were not previously shareholders of our Company, or (c) our shareholders approve a plan of complete liquidation of our Company or an agreement for the sale or disposition by our Company of all or substantially all of its assets.

            Our Company previously entered into change of control agreements with our Chairman and Chief Executive Officer, James E. Smith, and our President, David T. Turner. These agreements are similar to those described above except that (a) instead of being entitled to receive an amount equal to two years' of the executive's salary, Messrs. Smith and Turner would be entitled to receive an amount equal to three years' of the executive's salary, and (b) instead of being entitled to receive an amount equal to two times the executive's incentive bonus, Messrs. Smith and Turner would be entitled to receive an amount equal to three times the executive's incentive bonus.

Item 6. Exhibits

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

10.1              Acquisition Agreement, dated January 28, 2005 among Exchange
                  National Bancshares, Inc., 2005 Acquisition Company, Inc.,
                  Drexel Bancshares, Inc., and the shareholders of Drexel
                  Bancshares, Inc. (filed as Exhibit 2.1 to our Company's
                  Current Report on Form 8-K dated February 28, 2005 and incorporated herein by reference).

10.1.1            Agreement Altering Transaction Structure, dated February 28,
                  2005, among Exchange National Bancshares, Inc., Drexel
                  Bancshares, Inc., and the shareholder representative of the shareholders of Drexel Bancshares, Inc. (filed as Exhibit
                  2.1.1 to our Company's Current Report on Form 8-K dated
                  February 28, 2005 and incorporated herein by reference).

10.2 Form of Change of Control Agreement and schedule of parties thereto.*

10.3              Placement Agreement, dated March 9, 2005, among Exchange
                  National Bancshares, Inc., Exchange National Statutory Trust
                  II, FTN Financial Capital Markets and Keefe, Bruyette & Woods,
                  Inc.

10.4              Indenture, dated as of March 17, 2005, between Exchange
                  National Bancshares, Inc., and Wilmington Trust Company.

10.5              Fixed/Floating Rate Junior Subordinated Deferrable Interest
                  Debenture of Exchange National Bancshares, Inc., dated March
                  17, 2005.

10.6              Guarantee Agreement, dated as of March 17, 2005, by Exchange
                  National Bancshares, Inc. and Wilmington Trust Company for the benefit of certain registered of the undivided beneficial interests of Exchange National Statutory Trust II having and aggregate liquidation amount of $23,000,000.

10.7              Subscription Agreement, dated March 17, 2005, among Exchange
                  National Statutory Trust II, Exchange National Bancshares,
                  Inc., and Preferred Term Securities XVII, Ltd.

31.1 Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Management contracts or compensatory plans or arrangements.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EXCHANGE NATIONAL BANCSHARES, INC.

       Date                      /s/ James E. Smith
   ------------                  --------------------------------------
   May 10, 2005                  James E. Smith, Chairman of the Board
                                 and Chief Executive Officer (Principal
                                 Executive Officer)

                                 /s/ Richard G. Rose
                                 -----------------------------------------------
   May 10, 2005                  Richard G. Rose, Treasurer (Principal Financial
                                 Officer and Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                            March 31, 2005 Form 10-Q

Exhibit No.                              Description                                Page No.
-----------                              -----------                                --------
3.1               Articles of Incorporation of our Company (filed as Exhibit           **
                  3(a) to our Company's Registration Statement on Form S-4
                  (Registration No. 33-54166) and incorporated herein by
                  reference).

3.2               Bylaws of our Company (filed as Exhibit 3.2 to our Company's         **
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2002 (Commission file number 0-23636) and incorporated herein by reference).

4                 Specimen certificate representing shares of our Company's            **
                  $1.00 par value common stock (filed as Exhibit 4 to our
                  Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999 (Commission file number 0-23636) and
                  incorporated herein by reference).

10.1              Acquisition Agreement, dated January 28, 2005 among Exchange         **
                  National Bancshares, Inc., 2005 Acquisition Company, Inc.,
                  Drexel Bancshares, Inc., and the shareholders of Drexel
                  Bancshares, Inc. (filed as Exhibit 2.1 to our Company's
                  Current Report on Form 8-K dated February 28, 2005 and
                  incorporated herein by reference).

10.1.1            Agreement Altering Transaction Structure, dated February 28,         **
                  2005, among Exchange National Bancshares, Inc., Drexel
                  Bancshares, Inc., and the shareholder representative of the shareholders of Drexel Bancshares, Inc. (filed as Exhibit
                  2.1.1 to our Company's Current Report on Form 8-K dated
                  February 28, 2005 and incorporated herein by reference).

10.2              Form of Change of Control Agreement and schedule of parties          41
                  thereto.*

10.3              Placement Agreement, dated March 9, 2005, among Exchange             51
                  National Bancshares, Inc., Exchange National Statutory Trust
                  II, FTN Financial Capital Markets and Keefe, Bruyette & Woods,
                  Inc.

10.4              Indenture, dated as of March 17, 2005, between Exchange              93
                  National Bancshares, Inc., and Wilmington Trust Company.

10.5              Fixed/Floating Rate Junior Subordinated Deferrable Interest         156
                  Debenture of Exchange National Bancshares, Inc., dated March
                  17, 2005.

10.6              Guarantee Agreement, dated as of March 17, 2005, by Exchange        165
                  National Bancshares, Inc. and Wilmington Trust Company for the
                  benefit of certain registered of the undivided beneficial
                  interests of Exchange National Statutory Trust II having and aggregate liquidation amount of $23,000,000.

10.7              Subscription Agreement, dated March 17, 2005, among Exchange        182
                  National Statutory Trust II, Exchange National Bancshares,
                  Inc., and Preferred Term Securities XVII, Ltd.

31.1              Certificate of the Chief Executive Officer of our Company           187
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2              Certificate of the Chief Financial Officer of our Company           189
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certificate of the Chief Executive Officer of our Company           190
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certificate of the Chief Financial Officer of our Company           191
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Management contracts or compensatory plans or arrangements.

** Incorporated by reference.