Form 10-Q
period 2005-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2005-08-09
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to______________

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

As of August 9, 2005, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 47 pages
                      Index to Exhibits located on page 43

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         JUNE 30, 2005      DECEMBER 31, 2004
                                                        ---------------     -----------------
ASSETS
   Loans:
      Commercial                                        $   269,502,034     $     249,497,691
      Real estate - construction                             86,880,123            65,075,185
      Real estate - mortgage                                395,469,715           284,309,203
      Consumer                                               38,283,781            37,985,508
      Unamortized loan origination fees
         and costs, net                                        (387,299)             (230,957)
                                                        ---------------     -----------------
                                                            789,748,354           636,636,630
      Less allowance for loan losses                          9,336,516             7,495,594
                                                        ---------------     -----------------
         Loans, net                                         780,411,838           629,141,036

   Investments in available for sale debt
      and equity securities, at fair value                  216,593,498           171,717,635
   Federal funds sold                                        52,608,148            41,603,952
   Cash and due from banks                                   27,389,616            24,104,458
   Premises and equipment                                    30,679,747            21,276,387
   Accrued interest receivable                                7,300,290             5,289,083
   Mortgage servicing rights                                  1,569,578             1,605,930
   Goodwill                                                  39,090,025            25,196,736
   Core deposit intangible                                    5,096,826               798,132
   Cash surrender value - life insurance                      1,620,080               106,218
   Other assets                                               4,058,159             3,034,703
                                                        ---------------     -----------------
         Total assets                                   $ 1,166,417,805     $     923,874,270
                                                        ===============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Demand deposits                                      $   130,669,397     $      98,156,124
   Time deposits                                            787,458,356           628,493,352
                                                        ---------------     -----------------
      Total deposits                                        918,127,753           726,649,476

   Federal funds purchased and securities
      sold under agreements to repurchase                    43,891,974            34,515,323
   Interest-bearing demand notes to U.S. Treasury             1,055,522               897,470
   Subordinated notes                                        49,486,000            25,774,000
   Other borrowed money                                      52,490,658            39,524,747
   Accrued interest payable                                   2,785,216             1,795,267
   Other liabilities                                          4,040,923             2,947,204
                                                        ---------------     -----------------
         Total liabilities                                1,071,878,046           832,103,487

Stockholders' equity:
      Common stock - $1 par value; 15,000,000 shares
         authorized; 4,298,353 issued                         4,298,353             4,298,353
      Surplus                                                22,030,074            22,014,894
      Retained earnings                                      70,797,784            67,716,511
      Accumulated other comprehensive income (loss),
         net of tax                                              66,057               393,534
      Treasury stock, 128,506 shares at cost                 (2,652,509)           (2,652,509)
                                                        ---------------     -----------------
         Total stockholders' equity                          94,539,759            91,770,783
                                                        ---------------     -----------------
      Total liabilities and stockholders' equity        $ 1,166,417,805     $     923,874,270
                                                        ===============     =================

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                       --------------------------    --------------------------
                                                          2005           2004            2005          2004
                                                       -----------    -----------    -----------    -----------
Interest income:
   Interest and fees on loans                          $11,826,533    $ 8,487,563    $21,562,627    $16,817,345
   Interest on debt and equity securities:
      Taxable                                            1,344,608      1,057,675      2,466,214      2,074,552
      Nontaxable                                           405,528        314,314        748,442        630,439
   Interest on federal funds sold                          233,508         81,746        486,160        144,878
   Interest on interest-bearing deposits                     4,580          3,519         20,502          9,725
   Dividends on equity securities                           72,506         39,527        130,696         69,258
                                                       -----------    -----------    -----------    -----------
      Total interest income                             13,887,263      9,984,344     25,414,641     19,746,197
                                                       -----------    -----------    -----------    -----------

Interest Expense:
   NOW accounts                                            429,816        173,120        785,361        344,529
   Savings                                                  80,644         81,935        151,889        162,317
   Money market accounts                                   825,936        227,819      1,470,662        371,632
   Certificates of deposit:
      $100,000 and over                                    811,613        424,893      1,431,695        864,573
      Other time deposits                                2,111,065      1,470,575      3,770,507      3,014,245
   Federal funds purchased and securities sold
      under agreements to repurchase                       315,697        188,542        583,819        355,860
   Subordinated notes                                      746,544        252,736      1,149,609        293,652
   Federal Home Loan borrowings                            484,862        360,202        899,552        666,144
   Other borrowings                                          4,929          1,447          8,279         62,710
                                                       -----------    -----------    -----------    -----------
      Total interest expense                             5,811,106      3,181,269     10,251,373      6,135,662
                                                       -----------    -----------    -----------    -----------
      Net interest income                                8,076,157      6,803,075     15,163,268     13,610,535

Provision for loan losses                                  237,667        210,500        473,167        446,000
                                                       -----------    -----------    -----------    -----------
Net interest income after provision for loan losses      7,838,490      6,592,575     14,690,101     13,164,535

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                      --------------------------    --------------------------
                                                         2005           2004            2005          2004
                                                      -----------    -----------    -----------    -----------
Noninterest income:
   Service charges on deposit accounts                $ 1,019,169    $   779,862    $ 1,699,678    $ 1,520,120
   Trust department income                                247,954        159,565        429,965        370,994
   Brokerage income                                        50,748         20,614         91,310         41,509
   Gain on sales and calls of debt securities                   -              -              -          2,537
   Mortgage loan servicing fees, net                      104,032        112,303        216,799        214,424
   Gain on sale of mortgage loans                         176,891        242,259        306,587        462,301
   Other                                                  198,397        236,211        384,196        385,584
                                                      -----------    -----------    -----------    -----------
      Total noninterest income                          1,797,191      1,550,814      3,128,535      2,997,469
                                                      -----------    -----------    -----------    -----------

Noninterest expense:

   Salaries and employee benefits                       3,434,712      2,795,158      6,320,501      5,576,177
   Occupancy expense                                      386,336        285,183        676,106        550,660
   Furniture and equipment expense                        541,999        478,116      1,046,228        942,784
   Advertising and promotion                              204,916        160,041        357,668        242,522
   Postage, printing and supplies                         254,871        211,970        419,022        387,326
   Legal, examination, and professional fees              333,148        267,969        584,244        432,478
   Other                                                1,104,875        792,272      1,832,346      1,531,025
                                                      -----------    -----------    -----------    -----------
      Total noninterest expense                         6,260,857      4,990,709     11,236,115      9,662,972
                                                      -----------    -----------    -----------    -----------

Income before income taxes                              3,374,824      3,152,680      6,582,521      6,499,032

Income taxes                                            1,030,021      1,023,712      2,000,104      2,076,265
                                                      -----------    -----------    -----------    -----------

Net income                                            $ 2,344,803    $ 2,128,968    $ 4,582,417    $ 4,422,767
                                                      ===========    ===========    ===========    ===========

Basic earning per share                               $      0.56    $      0.51    $      1.10    $      1.06
Diluted earnings per share                            $      0.56    $      0.51    $      1.09    $      1.05

Weighed average shares of common stock outstanding
      Basic                                             4,169,847      4,169,847      4,169,847      4,169,847
      Diluted                                           4,198,333      4,203,766      4,198,808      4,207,944

Dividends per share:

      Declared                                        $      0.18    $      0.18    $      0.36    $      0.36
      Paid                                            $      0.18    $      0.18    $      0.36    $      0.36

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------------
                                                                                   2005             2004
                                                                              -------------     -------------
Cash flow from operating activities:
Net income                                                                    $   4,582,417     $   4,422,767
   Adjustments to reconcile net income to net cash
      cash provided by operating activities:
         Provision for loan losses                                                  473,167           446,000
         Depreciation expense                                                       842,543           762,243
         Net amortization of debt securities premiums and discounts                 425,137           747,649
         Amortization of intangible assets                                          201,306           107,556
         Increase in accrued interest receivable                                   (762,388)         (124,682)
         Increase in cash surrender value - life insurance                           (9,042)           (3,282)
         (Increase) decrease in other assets                                       (349,526)           95,895
         Increase (decrease) in accrued interest payable                            792,565          (165,518)
         Increase in other liabilities                                              569,970           845,695
         Gain on sales and calls of debt securities                                       -            (2,537)
         Origination of mortgage loans for sale                                 (19,077,940)      (27,807,405)
         Proceeds from the sale of mortgage loans held for sale                  19,384,527        28,269,706
         Gain on sale of mortgage loans                                            (306,587)         (462,301)
         Loss on disposition of premises and equipment                                  674                 -
         Other, net                                                                  15,180            15,180
                                                                              -------------     -------------
            Net cash provided by operating activities                             6,782,003         7,146,966

Cash flow from investing activities:
      Net increase in loans                                                     (21,907,593)      (13,970,030)
      Purchase of available-for-sale debt securities                           (150,620,781)     (146,499,286)
      Proceeds from maturities of available-for-sale debt securities            116,651,308        95,822,867
      Proceeds from calls of available-for-sale debt securities                  13,172,500        23,747,425
      Proceeds from sales of available-for-sale debt securities                   1,071,803           250,000
      Acquisition of subsidiary, net of cash and cash equivalents acquired      (21,798,564)                -
      Purchase of premises and equipment                                         (3,127,280)       (2,267,381)
      Proceeds from sales of other real estate owned and repossessions            1,439,880           221,989
                                                                              -------------     -------------
            Net cash used in investing activities                               (65,118,727)      (42,694,416)
                                                                              -------------     -------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                   -----------------------------
                                                                                       2005            2004
                                                                                   ------------     ------------
Cash flow from financing activities:
   Net increase in demand deposits                                                 $  8,252,832     $  2,772,528
   Net increase in interest-bearing transaction accounts                             23,663,971       24,815,133
   Net increase (decrease) in time deposits                                          10,283,788      (16,792,812)
   Net increase (decrease) in federal funds purchased and securities
      sold under agreements to repurchase                                             8,370,728       (9,999,729)
   Net increase in interest-bearing demand notes to U.S. Treasury                       137,083        1,067,817
   Proceeds from subordinated notes                                                  23,712,000       25,774,000
   Proceeds from Federal Home Loan Bank borrowings                                    3,500,000       15,000,000
   Repayment of Federal Home Loan Bank borrowings                                    (3,793,180)        (588,699)
   Repayment of other borrowed money                                                          -      (17,950,568)
   Cash dividends paid                                                               (1,501,144)      (1,501,145)
                                                                                   ------------     ------------
         Net cash provided by financing activities                                   72,626,078       22,596,525

Net increase (decrease) in cash and cash equivalents                                 14,289,354      (12,950,925)
Cash and cash equivalents, beginning of period                                       65,708,410       57,044,915
                                                                                   ------------     ------------
Cash and cash equivalents, end of period                                           $ 79,997,764     $ 44,093,990
                                                                                   ============     ============

Supplemental disclosure of cash flow information -
   Cash paid during period for:
      Interest                                                                     $  9,450,543     $  6,301,180
      Income taxes                                                                    1,600,000        3,035,000

Supplemental schedule of noncash investing activities -
   Other real estate and repossessions
      acquired in settlement of loans                                              $  1,880,141     $    419,204

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                     Six Months Ended June 30, 2005 and 2004

      The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of June 30, 2005 and December 31, 2004 and the consolidated statements of earnings for the three and six periods ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.

ACQUISITION

      On May 2, 2005 our Company acquired 100 percent of the outstanding common shares of Bank 10 from Drexel Bancshares, Inc. of Belton, Missouri. Accordingly, the results of operations of Bank 10 have been included in the condensed consolidated financial statements since the date of acquisition. Bank 10 has branches in Belton, Drexel, Independence, Harrisonville, and Raymore, Missouri. As a result of this acquisition our Company will be able to expand our presence in the Kansas City, Missouri metropolitan market.

      The purchase price payable to Drexel Bancshares, Inc. for Bank 10 was cash aggregating $34,020,000. $23,000,000 of the purchase price was provided from the issuance of subordinated notes with the balance being paid from cash and liquid assets on hand.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Our company is in the process of obtaining third-party valuations of loans, deposits and the core deposit intangible asset; thus, the allocation of the purchase price is subject to refinement.

                                            AT MAY 2, 2005
                                            --------------
Cash and cash equivalents                   $   12,221,439
Loans, net                                     131,716,517
Investments in available for sale debt
    and equity securities, at fair value        26,080,340
Premises and equipment                           7,119,297
Core deposit intangible                          4,500,000
Goodwill                                        13,893,289
Other assets                                     2,773,923
                                            --------------
    Total assets acquired                      198,304,805

Deposits                                       149,277,685
Securities sold under agreements
    to repurchase                                1,005,923
Other borrwed money                             13,280,060
Other liabilities                                  721,134
                                            --------------
    Total liabilities acquired                 164,284,802
                                            --------------

Net assets acquired                         $   34,020,003
                                            ==============

      The $4,500,000 core deposit intangible has been assigned an estimated 8 year useful life subject to third party verification. The $13,893,289 of goodwill is expected to be deductible for income tax purposes.

      A summary of unaudited pro forma combined financial information for the three-month and six-month periods ended June 30, 2005 and 2004 for our Company and Bank 10 as if the transaction had occurred on January 1, 2004 follows. These pro forma presentations do not include any anticipated expense reductions that may result from the acquisition.

                                     Three Months Ended                  Six Months Ended
                                          June 30,                            June 30,
                              --------------------------------    --------------------------------
                                   2005              2004             2005              2004
                              --------------    --------------    --------------    --------------
Net interest income           $    8,593,966    $    8,000,759    $   16,896,125    $   15,994,652

Net income                    $    2,403,826         2,256,013         4,695,768         4,679,123

Basic earnings per share      $         0.58    $         0.54    $         1.13    $         1.12

Diluted earnings per share    $         0.57    $         0.54    $         1.12    $         1.11

EARNINGS PER SHARE

      The following table reflects, for the three-month and six-month periods ended June 30, 2005 and 2004, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                          ------------------------    ------------------------
                                             2005          2004          2005         2004
                                          ----------    ----------    ----------    ----------
Net income, basic and diluted             $2,344,803    $2,128,968    $4,582,417    $4,422,767
                                          ==========    ==========    ==========    ==========
Average shares outstanding                 4,169,847     4,169,847     4,169,847     4,169,847
Effect of dilutive stock options              28,521        33,919        29,234        38,097
                                          ----------    ----------    ----------    ----------
Average shares outstanding
      including dilutive stock options     4,198,368     4,203,766     4,199,081     4,207,944

Basic earning per share                   $     0.56    $     0.51    $     1.10    $     1.06
Diluted earnings per share                $     0.56    $     0.51    $     1.09    $     1.05

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

      The following table illustrates, for the three-month and six-month periods ended June 30, 2005 and 2004, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                            -------------------------------     -------------------------------
                                                 2005             2004              2005              2004
                                            -------------     -------------     -------------     -------------
Net income:
   As reported                              $   2,344,803     $   2,128,968     $   4,582,417     $   4,422,767
   Add total stock-based employee
      compensation expense included
      in reported net income, net of tax                -                 -                 -                 -
   Deduct total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of tax                      (35,700)          (34,058)          (71,399)          (68,113)
                                            -------------     -------------     -------------     -------------
   Pro forma net income                     $   2,309,103     $   2,094,910     $   4,511,018     $   4,354,654
                                            =============     =============     =============     =============

Pro forma earnings per common share:
   As reported basic                        $        0.56     $        0.51     $        1.10     $        1.06
   Pro forma basic                                   0.55              0.50              1.08              1.04

   As reported diluted                               0.56              0.51              1.09              1.05
   Pro forma diluted                                 0.55              0.50              1.07              1.03

COMPREHENSIVE INCOME

      For the three-month and six-month periods ended June 30, 2005 and 2004, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 is summarized as follows:

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                             --------------------------     ---------------------------
                                                                 2005          2004            2005            2004
                                                             -----------    -----------     -----------     -----------
Net income                                                   $ 2,344,803    $ 2,128,968     $ 4,582,417     $ 4,422,767
   Other comprehensive income (loss):
      Net unrealized holding gains (losses) on
         investments in debt and equity securities
         available-for-sale, net of taxes                        739,264     (2,094,118)       (327,477)     (1,819,287)
      Adjustment for net securities gains realized in net
         income, net of applicable income taxes                        -              -               -          (1,649)
                                                             -----------    -----------     -----------     -----------
            Total other comprehensive income (loss)              739,264     (2,094,118)       (327,477)     (1,820,936)
                                                             -----------    -----------     -----------     -----------
            Comprehensive income                             $ 3,084,067    $    34,850     $ 4,254,940     $ 2,601,831
                                                             ===========    ===========     ===========     ===========

INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of our Company's amortizable core deposit intangible asset as of June 30, 2005 and December 31, 2004 is as follows:

                                     JUNE 30, 2005              DECEMBER 31, 2004
                           -----------------------------  ----------------------------
                           Gross Carrying   Accumulated   Gross Carrying   Accumulated
                               Amount       Amortization      Amount      Amortization
                           --------------   ------------  --------------  ------------
Core deposit intangible    $    6,765,000    (1,668,174)     2,265,000     (1,466,868)
                           ==============   ===========   ==============  ===========

      The aggregate amortization expense of core deposit intangible subject to amortization for the three-month and six-month periods ended June 30, 2005 and 2004 is as follows:

                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                ------------------  -------------------
                                   2005      2004      2005      2004
                                ----------  ------  ----------  -------
Aggregate amortization expense  $  147,528  53,778  $  201,306  107,556
                                ==========  ======  ==========  =======

      The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
           For year ending 2005                $ 590,112
           For year ending 2006                  777,612
           For year ending 2007                  764,352
           For year ending 2008                  628,932
           For year ending 2009                  628,932

      Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                        JUNE 30,
                                           ---------------------------------
                                               2005                 2004
                                           -------------         -----------
Balance, beginning of period               $   1,605,930           1,591,289
Originated mortgage servicing rights             183,824             245,940
Amortization                                    (220,176)           (212,221)
                                           -------------         -----------
Balance, end of period                     $   1,569,578           1,625,008
                                           =============         ===========

Mortgage loans serviced                    $ 217,047,351         212,487,000
                                           =============         ===========

Mortgage servicing rights as a
  percentage of loans serviced                      0.72%               0.76%
                                           =============         ===========

      The estimated amortization expense of mortgage servicing rights for the next five years is as follows:

Estimated amortization expense:
          For year ending 2005                $ 440,000
          For year ending 2006                  440,000
          For year ending 2007                  440,000
          For year ending 2008                  204,000
          For year ending 2009                   46,000

      Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended June 30, 2005 and December 31, 2004 is summarized as follows:

                                                              JUNE 30, 2005
                                   -------------------------------------------------------------------
                                                    CITIZENS
                                   THE EXCHANGE    UNION STATE     OSAGE
                                   NATIONAL BANK    BANK AND      VALLEY
                                    OF JEFFERSON    TRUST OF      BANK OF
                                        CITY         CLINTON       WARSAW      BANK 10        TOTAL
                                   -------------   -----------   ---------    ----------    ----------
Goodwill associated with the
  purchase of subsidiaries         $   4,382,098    16,701,762   4,112,876    13,893,289    39,090,025
                                   =============   ===========   =========    ==========    ==========

                                                      DECEMBER 31, 2004
                                   ------------------------------------------------------
                                                    CITIZENS
                                   THE EXCHANGE    UNION STATE     OSAGE
                                   NATIONAL BANK    BANK AND      VALLEY
                                    OF JEFFERSON    TRUST OF      BANK OF
                                        CITY         CLINTON       WARSAW       TOTAL
                                   -------------   -----------   ---------    ----------
Goodwill associated with the
  purchase of subsidiaries         $   4,382,098    16,701,762   4,112,876    25,196,736
                                   =============   ===========   =========    ==========

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

      The following table represents the components of the net periodic pension costs for the three and six-month periods ended June 30, 2005 and 2004:

                                                     ESTIMATED         ACTUAL
                                                       2005             2004
                                                     ---------        ---------
Service cost - benefits earned during the year       $ 308,105        $ 292,059
Interest cost on projected benefit obligations         245,214          242,384
Expected return on plan assets                        (369,604)        (374,586)
Net amortization and deferral                          (26,632)         (35,512)
Recognized net gains                                         -           (6,695)
                                                     ---------        ---------
Net periodic pension cost - annual                   $ 157,083        $ 117,650
                                                     =========        =========

Net periodic pension cost - three months
  ended June 30 (actual)                             $  39,271        $  31,615
                                                     =========        =========

Net periodic pension cost - six months
  ended June 30 (actual)                             $  78,542        $  63,230
                                                     =========        =========

      Our Company does not expect to make any contribution to the plan during 2005.

SEGMENTS

      Through the respective branch network, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank, and Bank 10 provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, Warsaw and Belton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segments results that follow are consistent with our Company's internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United States of America and practices prevalent in the banking industry.

                                                                            JUNE 30, 2005
                             ----------------------------------------------------------------------------------------------------
                              THE EXCHANGE
                             NATIONAL BANK    CITIZENS UNION
                              OF JEFFERSON    STATE BANK AND    OSAGE VALLEY                     CORPORATE AND
                                  CITY       TRUST OF CLINTON  BANK OF WARSAW      BANK 10           OTHER             TOTAL
                             --------------  ----------------  --------------   --------------   --------------    --------------
Balance sheet information
 Loans, net of allowance
   for loan losses           $  378,165,474   $  222,704,782   $   51,161,384   $  128,380,198   $            -    $  780,411,838
 Debt and equity securities     110,708,492       37,630,984       37,495,309       29,272,713        1,486,000       216,593,498
 Goodwill                         4,382,098       16,701,762        4,112,876       13,893,289                -        39,090,025
 Intangible assets                        -          690,576                -        4,406,250                -         5,096,826
 Total assets                   547,573,344      319,269,709       97,172,165      200,288,694        2,113,893     1,166,417,805
 Deposits                       431,851,643      262,432,300       78,479,971      151,965,663       (6,601,824)      918,127,753
 Stockholders' equity        $   50,283,174   $   41,350,810   $    9,955,772   $   34,385,950   $  (41,435,947)   $   94,539,759
                             ==============   ==============   ==============   ==============   ==============    ==============

                                                              DECEMBER 31, 2004
                             -------------------------------------------------------------------------------
                             THE EXCHANGE
                             NATIONAL BANK   CITIZENS UNION
                             OF JEFFERSON    STATE BANK AND    OSAGE VALLEY    CORPORATE AND
                                 CITY       TRUST OF CLINTON  BANK OF WARSAW       OTHER           TOTAL
                             ------------   ----------------  --------------   -------------    ------------
Balance sheet information
 Loans, net of allowance
   for loan losses           $ 366,749,286    $213,808,231     $ 48,583,519     $          -    $629,141,036
 Debt and equity securities     99,466,264      36,449,804       35,027,567          774,000     171,717,635
 Goodwill                        4,382,098      16,701,762        4,112,876                -      25,196,736
 Intangible assets                       -         798,132                -                -         798,132
 Total assets                  513,839,636     311,756,271       97,507,515          770,848     923,874,270
 Deposits                      406,897,725     256,351,275       81,077,272      (17,676,796)    726,649,476
 Stockholders' equity        $  49,643,120    $ 39,954,448     $  9,654,137     $ (7,480,922)   $ 91,770,783
                             =============    ============     ============     ============    ============

                                                    THREE MONTHS ENDED JUNE 30, 2005
                             ------------------------------------------------------------------------------------------
                              THE EXCHANGE
                             NATIONAL BANK    CITIZENS UNION
                              OF JEFFERSON    STATE BANK AND    OSAGE VALLEY                 CORPORATE AND
                                  CITY       TRUST OF CLINTON  BANK OF WARSAW    BANK 10        OTHER         TOTAL
                             -------------   ----------------  --------------  -----------   -------------  -----------
Statement of earnings:
  Total interest income       $ 6,977,560       $ 4,006,187      $ 1,173,086   $ 1,708,824    $    21,606   $13,887,263
  Total interest expense        2,657,604         1,341,438          518,246       599,202        694,616     5,811,106
                              -----------       -----------      -----------   -----------    -----------   -----------
  Net interest income           4,319,956         2,664,749          654,840     1,109,622       (673,010)    8,076,157
  Provision for loan losses       150,000            75,000           10,500         2,167              -       237,667
  Noninterest income            1,017,283           378,843          125,741       297,220        (21,896)    1,797,191
  Noninterest expense           2,719,329         1,989,499          448,707     1,000,783        102,539     6,260,857
  Income taxes                    795,400           300,338           88,067       119,236       (273,020)    1,030,021
                              -----------       -----------      -----------   -----------    -----------   -----------
  Net income (loss)           $ 1,672,510       $   678,755      $   233,307   $   284,656    $  (524,425)  $ 2,344,803
                              ===========       ===========      ===========   ===========    ===========   ===========

                                                    THREE MONTHS ENDED JUNE 30, 2004
                             ------------------------------------------------------------------------------
                              THE EXCHANGE
                             NATIONAL BANK    CITIZENS UNION
                              OF JEFFERSON    STATE BANK AND    OSAGE VALLEY    CORPORATE AND
                                  CITY       TRUST OF CLINTON  BANK OF WARSAW      OTHER          TOTAL
                             -------------   ----------------  --------------   -------------   -----------
Statement of earnings:
  Total interest income       $ 5,684,862       $ 3,242,855      $ 1,059,871     $   (3,244)     $9,984,344
  Total interest expense        1,760,980           819,826          393,509        206,954       3,181,269
                              -----------       -----------      -----------     -----------    -----------
  Net interest income           3,923,882         2,423,029          666,362       (210,198)      6,803,075
  Provision for loan losses       125,000            75,000           10,500              -         210,500
  Noninterest income            1,050,441           412,748          101,044        (22,419)      1,550,814
  Noninterest expense           2,795,712         1,654,828          428,369        111,800       4,990,709
  Income taxes                    668,400           380,973           94,839       (120,500)      1,023,712
                              -----------       -----------      -----------     ----------     -----------
  Net income (loss)           $ 1,385,211       $   733,976      $   233,698     $ (223,917)    $ 2,128,968
                              ===========       ===========      ===========     ==========     ===========

                                                               SIX MONTHS ENDED JUNE 30, 2005
                                 ------------------------------------------------------------------------------------------
                                  THE EXCHANGE
                                 NATIONAL BANK    CITIZENS UNION
                                  OF JEFFERSON    STATE BANK AND    OSAGE VALLEY                 CORPORATE AND
                                      CITY       TRUST OF CLINTON  BANK OF WARSAW    BANK 10        OTHER         TOTAL
                                 -------------   ----------------  --------------  -----------   -------------  -----------
Statement of earnings:
   Total interest income          $13,553,568       $ 7,800,694      $ 2,317,845   $ 1,708,824    $    33,710   $25,414,641
   Total interest expense           5,069,279         2,543,067        1,003,869       599,202      1,035,956    10,251,373
                                  -----------       -----------      -----------   -----------    -----------   -----------
   Net interest income              8,484,289         5,257,627        1,313,976     1,109,622     (1,002,246)   15,163,268
   Provision for loan losses          300,000           150,000           21,000         2,167              -       473,167
   Noninterest income               1,886,357           762,415          221,116       297,220        (38,573)    3,128,535
   Noninterest expense              5,402,871         3,725,958          879,298     1,000,783        227,205    11,236,115
   Income taxes                     1,490,800           650,023          174,195       119,236       (434,150)    2,000,104
                                  -----------       -----------      -----------   -----------    -----------   -----------
   Net income (loss)              $ 3,176,975       $ 1,494,061      $   460,599   $   284,656    $  (833,874)  $ 4,582,417
                                  ===========       ===========      ===========   ===========    ===========   ===========

                                                      SIX MONTHS ENDED JUNE 30, 2004
                                 -----------------------------------------------------------------------------
                                  THE EXCHANGE
                                 NATIONAL BANK    CITIZENS UNION
                                  OF JEFFERSON    STATE BANK AND    OSAGE VALLEY    CORPORATE AND
                                      CITY       TRUST OF CLINTON  BANK OF WARSAW      OTHER         TOTAL
                                 -------------   ----------------  --------------   -------------  -----------
Statement of earnings:
   Total interest income          $11,251,238       $ 6,379,786      $ 2,139,357     $   (24,184)  $19,746,197
   Total interest expense           3,365,165         1,687,582          802,295         280,620     6,135,662
                                  -----------       -----------      -----------     -----------   -----------
   Net interest income              7,886,073         4,692,204        1,337,062        (304,804)   13,610,535
   Provision for loan losses          275,000           150,000           21,000               -       446,000
   Noninterest income               2,024,497           824,908          191,594         (43,530)    2,997,469
   Noninterest expense              5,489,063         3,175,081          846,886         151,942     9,662,972
   Income taxes                     1,344,050           715,842          191,473        (175,100)    2,076,265
                                  -----------       -----------      -----------     -----------   -----------
   Net income (loss)              $ 2,802,457       $ 1,476,189      $   469,297     $  (325,176)  $ 4,422,767
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

      BUSINESS STRATEGY: In 1865, The Exchange National Bank of Jefferson City opened for business serving the loan and deposit needs of citizens living in Missouri's State Capitol of Jefferson City. Leveraging off of its strong equity position, Exchange National Bank's Board of Directors established Exchange National Bancshares, Inc., a multi-bank holding company on October 23, 1992. On April 7, 1993, Exchange National Bancshares, Inc. acquired The Exchange National Bank of Jefferson City. On November 3, 1997, our Company acquired Union State Bancshares, Inc. and its wholly-owned subsidiary, Union State Bank and Trust of Clinton, Missouri. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank, Calhoun Bancshares' wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank of Warsaw, Missouri. On June 16, 2000, our Company acquired CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB, Jefferson City, Missouri. City National subsequently was merged into Exchange National Bank. On June 26, 2003 our Company purchased the Springfield, Missouri branch of Missouri State Bank. Following the purchase, this branch was merged into Citizens Union State Bank and Trust. Finally, on May 2, 2005, our Company acquired Bank 10 of Belton, Missouri.

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

      REVENUE SOURCE: Through the respective branch network, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank, and Bank 10 provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, Warsaw, and Belton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results which follow are consistent with our Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

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

RESULTS OF OPERATIONS

      Net income for the three months ended June 30, 3005 of $2,345,000 increased $216,000 when compared to the second quarter of 2004. Diluted earnings per common share for the second quarter of 2005 of $0.56 increased 5 cents or 9.8% when compared to the second quarter of 2004. Net income for the six months ended June 30, 2005 of $4,582,000 increased $159,000 when compared to the second quarter of 2004. Diluted earnings per common share for the second quarter of 2005 of $1.09 increased 4 cents or 3.81% when compared to the second quarter of 2004.

      Net interest income (on a tax equivalent basis) was $8,428,000, or 3.40% of average earning assets, for the three months ended June 30, 2005, compared to $6,958,000, or 3.32% of average earning assets, for the same period in 2004. Approximately, $1,110,000 of the $1,470,000 increase in net interest income for the three months ended June 30, 2005 as compared to the same period in 2004 is related to the acquisition. The balance was the result of an increase in average interest-earning assets partially offset by a decrease in net interest margin.

      Net interest income (on a tax equivalent basis) was $15,697,000, or 3.37% of average earning assets, for the six months ended June 30, 2005, compared to $13,926,000, or 3.38% of average earning assets, for the same period in 2004. Approximately, $1,110,000 of the $1,771,000 increase in net interest income for the six months ended June 30, 2005 as compared to the same period in 2004 is related to the acquisition. The balance was the result of an increase in average interest-earning assets partially offset by a decrease in net interest margin.

      Average interest-earning assets for the three months ended June 30, 2005 were $993,873,000, an increase of $154,114,000 or 18.35%, compared to average interest-earning assets of $839,759,000 for the same period of 2004. The acquisition of Bank 10 represents approximately $111,434,000 of the increase in interest-earning assets. In addition to the increase due to the acquisition, average loans outstanding increased approximately $56,103,000.

      The yield on average interest-earning assets increased to 5.75% for the three month period ended June 30, 2005 compared to 4.84% for the same period in 2004. However, the rate paid on interest-bearing liabilities also increased to 2.67% in 2005 compared to 1.77% in 2004.

      Average interest-earning assets for the six months ended June 30, 2005 were $938,087,000, an increase of $113,019,000 or 13.7%, compared to average interest-earning assets of $825,068,000 for the same period of 2004. The acquisition of Bank 10 represents approximately $56,025,000 of the increase in interest-earning assets. In addition to the increase due to the acquisition, average loans outstanding increased approximately $57,778,000.

      The yield on average interest-earning assets increased to 5.58% for the six month period ended June 30, 2005 compared to 4.88% for the same period in 2004. However, the rate paid on interest-bearing liabilities also increased to 2.53% in 2005 compared to 1.74% in 2004.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $1,322,000 or 19.00% to $8,280,000 or 3.34% of average earning assets for the second quarter of 2005 compared to $6,958,000 or 3.32% of average earning assets for the same period of 2004. The provision for loan losses was $238,000 and $210,000 the three months ended June 30, 2005 and 2004 respectively.

      Noninterest income and noninterest expense for the three-month periods ended June 30, 2005 and 2004 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                               THREE MONTHS ENDED
                                                     JUNE 30,          INCREASE (DECREASE)
                                              --------------------     -------------------
                                                2005        2004        AMOUNT         %
                                              --------     -------     ---------    ------
NONINTEREST INCOME

Service charges on deposit accounts           $  1,019     $   780     $     239      30.6 %
Trust department income                            248         160            88      55.0
Brokerage income                                    51          21            30     142.9
Mortgage loan servicing fees, net                  104         112            (8)     (7.1)
Gain on sale of mortgage loans                     177         242           (65)    (26.9)
Other                                              198         236           (38)    (16.1)
                                              --------     -------     ---------     -----
                                              $  1,797     $ 1,551     $     246      15.9 %
                                              ========     =======     =========     =====

NONINTEREST EXPENSE

Salaries and employee benefits                $  3,435     $ 2,795     $     640      22.9 %
Occupancy expense                                  386         285           101      35.4
Furniture and equipment expense                    542         478            64      13.4
Advertising and promotion                          205         160            45      28.1
Postage, printing and supplies                     255         212            43      20.3
Legal, examination, and professional fees          333         268            65      24.3
Other                                            1,105         793           312      39.3
                                              --------     -------     ---------     -----
                                              $  6,261     $ 4,991     $   1,270      25.4 %
                                              ========     =======     =========     =====

      Noninterest income increased $246,000 or 15.9% to $1,797,000 for the second quarter of 2005 compared to $1,551,000 for the same period of 2004. The acquisition of Bank 10 contributed $297,000 of additional noninterest income during the second quarter. In addition to the income due to the acquisition, trust department income increased $88,000 or 55.0% when compared to the same period in 2004 due primarily to a large distribution fee collected during the quarter. Brokerage income increased $30,000 or 142.9% due to higher sales volume during the second quarter of 2005 compared to 2004. Gain on sales of mortgage loans decreased $65,000 or 26.9% due to a decrease in volume of loans originated and sold to the secondary market from approximately $14,775,000 in the second quarter of 2004 to approximately $9,960,000 for the second quarter of 2005. Other noninterest income decreased $54,000 or 22.9% due to the receipt in 2004 of a refund of vendor charges that incurred in prior years.

      Noninterest expense increased $1,270,000 or 25.4% to $6,261,000 for the second quarter of 2005 compared to $4,991,000 for the second quarter of 2004. Approximately $1,001,000 of the increase in noninterest expense is attributed to the acquisition of Bank 10. Excluding costs associated with the acquisition, salaries and benefits increased $93,000 or 3.3%, occupancy expense increased $42,000 or 14.7%, advertising and promotion increased $14,000 or 8.8%, legal, examination, and professional fees increased $44,000 or 16.4%, and other noninterest expense increased $76,000 or 9.6%. The increase in salaries and employees benefits represents normal salary increases and additional hires as well as increased health care costs. The increase in occupancy expense reflects additional costs associated with two new branch facilities. The increase in advertising and promotion reflects additional advertising and promotion in new market areas. The increase in legal, examination, and professional fees reflects increases in accruals to cover expected costs associated with Sarbanes-Oxley compliance and benefit consulting. The increase in other noninterest expense is primarily in the area of data processing expense with smaller increases in various other categories.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.5% for the second quarter of 2005 compared to 32.5% for the second quarter of 2004. The reduction in the effective tax rate is due to an increase in tax-exempt income as a percentage of total income in the current year as well as a reduction in the tax accrual rate to reflect the anticipated effective rate for the current year.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $1,622,000 or 11.65% to $15,548,000 or 3.34% of average earning assets for the six months of 2005 compared to $13,926,000 or 3.38% of average earning assets for the same period of 2004. The provision for loan losses was $473,000 and $446,000 for the six months ended June 30, 2005 and 2004 respectively.

      Noninterest income and noninterest expense for the six-month periods ended June 30, 2005 and 2004 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                SIX MONTHS ENDED
                                                     JUNE 30,          INCREASE (DECREASE)
                                               -------------------     -------------------
                                                2005        2004        AMOUNT        %
                                               -------     -------     ---------    ------
NONINTEREST INCOME

Service charges on deposit accounts            $ 1,700     $ 1,520      $   180       11.8 %
Trust department income                            430         371           59       15.9
Brokerage income                                    91          41           50      122.0
Gain on sales and calls of debt securities           -           2           (2)    (100.0)
Mortgage loan servicing fees, net                  217         214            3        1.4
Gain on sale of mortgage loans                     307         462         (155)     (33.5)
Other                                              384         387           (3)      (0.8)
                                               -------     -------      -------     ------
                                               $ 3,129     $ 2,997      $   132        4.4 %
                                               =======     =======      =======     ======

NONINTEREST EXPENSE

Salaries and employee benefits                 $ 6,320     $ 5,576      $   744       13.3 %
Occupancy expense                                  676         551          125       22.7
Furniture and equipment expense                  1,046         943          103       10.9
Advertising and promotion                          358         242          116       47.9
Postage, printing and supplies                     419         387           32        8.3
Legal, examination, and professional fees          584         432          152       35.2
Other                                            1,833       1,532          301       19.6
                                               -------     -------      -------     ------
                                               $11,236     $ 9,663      $ 1,573       16.3 %
                                               =======     =======      =======     ======

      Noninterest income increased $132,000 or 4.4% to $3,129,000 for the six months of 2005 compared to $2,997,000 for the same period of 2004. $297,000 additional noninterest income resulted from the acquisition of Bank 10. Excluding noninterest income associated with the acquisition, service charge income decreased $90,000 or 5.9%. This reflects a decrease in the amount of insufficient check fees collected by our banks. Trust department income increased $59,000 or 15.9% when compared to the same period in 2004 due primarily to a large distribution fee collected during the quarter. The $50,000 or 122.0% increase in brokerage income reflects higher sales volume during the second quarter of 2005 compared to 2004. Gain on sales of mortgage loans decreased $155,000 or 33.5% due to a decrease in volume of loans originated and sold to the secondary market from approximately $27,807,000 in the first six months of 2004 to approximately $19,078,000 for the first six months of 2005.

      Noninterest expense increased $1,573,000 or 16.3% to $11,236,000 for the first six months of 2005 compared to $9,663,000 for the same period of 2004. Approximately $1,001,000 of the increase in noninterest expense is attributed to the acquisition of Bank 10. Excluding costs associated with the acquisition, salaries and benefits increased $197,000 or 3.5%, occupancy expense increased $66,000 or 12.0%, furniture and equipment expense increased $47,000 or 5.0%, advertising and promotion increased $85,000 or 35.1%, legal, examination, and professional fees increased $131,000 or 30.3%, and other noninterest expense increased $65,000 or 4.2%. The increase in salaries and benefits reflects normal salary increases, additional hires and higher health insurance premiums. The increases in occupancy expense and furniture and equipment expense primarily reflect additional costs associated with two new branch facilities. The increase in advertising and promotion expense reflects additional advertising and promotion in new market areas. The increase in legal, examination, and professional fees reflects additional costs incurred with the acquisition and higher audit costs associated with Sarbanes-Oxley compliance and benefit consulting. The increase in other noninterest expense is primarily in the area of data processing expense with smaller increases in various other categories.

      Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.4% for the first six months of 2005 compared to 31.9% for the same period of 2004. The reduction in the effective tax rate is due to an increase in tax-exempt income as a percentage of total income in the current year as well as a reduction in the tax accrual rate to reflect the anticipated effective rate for the current year.

NET INTEREST INCOME

      Fully taxable equivalent net interest income increased $1,322,000 or 19.00% and $1,622,000 or 11.65% respectively for the three and six month periods ended June 30, 2005 compared to the same period in 2004. The increase in net interest income for the periods ended June 30, 2005 compared to the period ended June 30, 2004 was the result of increased earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended June 30, 2005 and 2004.

(DOLLARS EXPRESSED IN THOUSANDS)

                                        THREE MONTHS ENDED                 THREE MONTHS ENDED
                                         JUNE 30, 2005                         JUNE 30, 2004
                                ----------------------------------    -----------------------------
                                                INTEREST    RATE                 INTEREST    RATE
                                   AVERAGE      INCOME/    EARNED/     AVERAGE    INCOME/   EARNED/
                                   BALANCE     EXPENSE(1)  PAID(1)     BALANCE   EXPENSE(1) PAID(1)
                                -------------  ----------  -------    ---------- ---------- -------
ASSETS
Loans:(2)
  Commercial                    $     259,540  $    4,131     6.38  % $ 224,742  $    3,124    5.58  %
  Real estate                         438,531       6,958     6.36      329,415       4,605    5.61
  Consumer                             36,724         767     8.38       37,164         768    8.29
Investment securities:(3)
  U.S Treasury and
   U.S. Gov't Agencies                176,832       1,345     3.05      188,065       1,058    2.26
  State and municipal                  42,077         579     5.52       30,783         459    5.98
  Other                                 6,929          73     4.23        5,227          40    3.07
Federal funds sold                     32,482         233     2.88       22,531          82    1.46
Interest-bearing deposits                 758           5     2.65        1,832           3    0.66
                                -------------  ----------             ---------  ----------

  Total interest earning assets       993,873      14,091     5.69      839,759      10,139    4.84

All other assets                      104,323                            76,285
Allowance for loan losses              (8,754)                           (8,554)

                                -------------                         ---------
  Total assets                  $   1,089,442                         $ 907,490
                                =============                         =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  NOW accounts                  $     131,880  $      430     1.31  % $ 118,934  $      173    0.58  %
  Savings                              56,792          81     0.57       57,658          82    0.57
  Money market                        141,731         826     2.34       77,577         228    1.18
  Deposits of $100 and over           104,956         812     3.10       84,841         456    2.16
  Other time deposits                 292,308       2,110     2.90      248,912       1,439    2.32
                                -------------  ----------             ---------  ----------
   Total time deposits                727,667       4,259     2.35      587,922       2,378    1.62
  Federal funds purchased and
   securities sold under
   agreements to repurchase            47,550         316     2.67       74,852         188    1.01
  Interest-bearing demand
   notes to US Treasury                   760           5     2.64          819           2    0.98
  Subordinated debentures              49,486         746     6.05        4,248         253    3.91
  Other borrowed money                 47,907         485     4.06       53,037         360    4.61
                                -------------  ----------             ---------  ----------
   Total interest-bearing
     liabilities                      873,370       5,811     2.67      720,878       3,181    1.77
  Demand deposits                     116,491                            90,166
  Other liabilities                     6,293                             5,980
                                -------------                         ---------
   Total liabilities                  996,154                           817,024
  Stockholders' equity                 93,288                            90,466
  Total liabilities and         -------------                         ---------
     stockholders' equity       $   1,089,442                         $ 907,490
                                =============                         =========


  Net interest income                          $    8,280                        $    6,958
                                               ==========                        ==========

  Net interest margin(4)                                      3.34  %                          3.32  %
                                                              ====                             ====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $204,000 in 2005 and $155,000 in 2004.

(2)   Non-accruing loans are included in the average amounts outstanding.

(3)   Average balances based on amortized cost.

(4)   Net interest income divided by average total interest earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the six month periods ended June 30, 2005 and 2004.

                                        SIX MONTHS ENDED                  SIX MONTHS ENDED
                                         JUNE 30, 2005                     JUNE 30, 2004
                                ----------------------------------    -----------------------------
                                                INTEREST    RATE                 INTEREST    RATE
                                   AVERAGE      INCOME/    EARNED/     AVERAGE    INCOME/   EARNED/
                                   BALANCE     EXPENSE(1)  PAID(1)     BALANCE   EXPENSE(1) PAID(1)
                                -------------  ----------  -------    ---------- ---------- -------
ASSETS
Loans:(2)
  Commercial                    $     254,717  $    7,888     6.24 %  $ 218,935  $    6,080    5.57 %
  Real estate                         396,245      12,303     6.26      328,469       9,253    5.65
  Consumer                             36,748       1,432     7.86       38,601       1,507    7.83
Investment securities:(3)
  U.S Treasury and
   U.S. Gov't Agencies                167,937       2,466     2.96      177,853       2,075    2.34
  State and municipal                  38,084       1,072     5.68       29,871         923    6.20
  Other                                 6,302         131     4.19        4,709          69    2.94
Federal funds sold                     36,185         486     2.71       24,194         145    1.20
Interest-bearing deposits               1,869          21     2.27        2,436          10    0.82
                                -------------  ----------             ---------  ----------

  Total interest earning assets       938,087      25,799     5.55      825,068      20,062    4.88

All other assets                       91,614                            75,539
Allowance for loan losses              (8,185)                           (8,446)

                                -------------                         ---------
  Total assets                  $   1,021,516                         $ 892,161
                                =============                         =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  NOW accounts                  $     128,780  $      785     1.23 %  $ 119,543  $      345    0.58 %
  Savings                              53,627         152     0.57       57,174         162    0.57
  Money market                        133,525       1,471     2.22       73,150         372    1.02
  Deposits of $100 and over            97,788       1,432     2.95       86,461         930    2.16
  Other time deposits                 272,355       3,770     2.79      250,980       2,948    2.36
                                -------------  ----------             ---------  ----------
   Total time deposits                686,075       7,610     2.24      587,308       4,757    1.62
  Federal funds purchased and
   securities sold under
   agreements to repurchase            48,256         584     2.44       73,086         356    0.98
  Interest-bearing demand
   notes to US Treasury                   711           8     2.27          643           2    0.62
  Subordinated debentures              39,660       1,150     5.85        4,248         294    3.91
  Other borrowed money                 43,693         899     4.15       42,856         727    4.55
                                -------------  ----------             ---------  ----------
   Total interest-bearing
     liabilities                      818,395      10,251     2.53      708,141       6,136    1.74
  Demand deposits                     104,452                            88,182
  Other liabilities                     5,667                             6,027
                                -------------                         ---------
   Total liabilities                  928,514                           802,350
  Stockholders' equity                 93,002                            89,811

   Total liabilities and        -------------                         ---------
   stockholders' equity         $   1,021,516                         $ 892,161
                                =============                         =========

  Net interest income                          $   15,548                        $   13,926
                                               ==========                        ==========

  Net interest margin(4)                                      3.34 %                           3.38 %
                                                              ====                             ====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $385,000 in 2005 and $316,000 in 2004.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                    THREE MONTHS ENDED JUNE 30, 2005
                                              COMPARED TO
                                    THREE MONTHS ENDED JUNE 30, 2004
                                ------------------------------------
                                                   CHANGE DUE TO
                                    TOTAL     ----------------------
                                    CHANGE     VOLUME (3)   RATE (4)
                                ------------  ------------  --------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans:(1)
  Commercial                    $      1,007           520       487
  Real estate (2)                      2,353         1,671       682
  Consumer                                (1)           (9)        8
Investment securities:(3)
  U.S Treasury and
   U.S. Gov't Agencies                   287           (66)      353
  State and municipal (2)                120           157       (37)
  Other                                   33            15        18
Federal funds sold                       151            47       104
Interest-bearing deposits                  2            (3)        5
                                ------------         -----     -----

   Total interest income               3,952         2,332     1,620

INTEREST EXPENSE:
  NOW accounts                  $        257            21       236
  Savings                                 (1)           (1)        -
  Money market                           598           274       324
  Deposits of $100 and over              356           125       231
Other time deposits                      671           277       394
  Federal funds purchased and
   securities sold under
   agreements to repurchase              128           (90)      218
  Interest-bearing demand notes
   of U.S. Treasury                        3             -         3
  Subordinated debentures                493           308       185
  Other borrowed money                   125           171       (46)
                                ------------         -----     -----

    Total interest expense             2,630         1,085     1,545
                                ------------         -----     -----

Net interest income on a fully
  taxable equivalent basis      $      1,322         1,247        75
                                ============         =====     =====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $204,000 in 2005 and $155,000 in 2004.

(2)   Non-accruing loans are included in the average amounts outstanding.

(3)   Change in volume multiplied by yield/rate of prior period.

(4)   Change in yield/rate multiplied by volume of prior period.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                   SIX MONTHS ENDED JUNE 30, 2005
                                            COMPARED TO
                                   SIX MONTHS ENDED JUNE 30, 2004
                                ------------------------------------
                                                  CHANGE DUE TO
                                    TOTAL     ----------------------
                                   CHANGE       VOLUME (3)  RATE (4)
                                ------------  ------------  --------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:
Loans:(1)
  Commercial                    $      1,808         1,061       747
  Real estate (2)                      3,050         2,039     1,011
  Consumer                               (75)          (72)       (3)
Investment securities:(3)
  U.S Treasury and
   U.S. Gov't Agencies                   391          (121)      512
  State and municipal (2)                149           237       (88)
  Other                                   62            27        35
Federal funds sold                       341            97       244
Interest-bearing deposits                 11            (2)       13
                                ------------         -----     -----

   Total interest income               5,737         3,266     2,471

INTEREST EXPENSE:
  NOW accounts                  $        440            29       411
  Savings                                (10)          (10)        -
  Money market                         1,099           455       644
  Deposits of $100 and over              502           134       368
Other time deposits                      822           266       556
  Federal funds purchased and
   securities sold under
   agreements to repurchase              228          (155)      383
  Interest-bearing demand notes
   of U.S. Treasury                        6             -         6
  Subordinated debentures                856           658       198
  Other borrowed money                   172           245       (73)
                                ------------         -----     -----

    Total interest expense             4,115         1,622     2,493
                                ------------         -----     -----

Net interest income on a fully
   taxable equivalent basis     $      1,622         1,644       (22)
                                ============         =====     =====

(1) Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $385,000 in 2005 and $316,000 in 2004.

(2)   Non-accruing loans are included in the average amounts outstanding.

(3)   Change in volume multiplied by yield/rate of prior period.

(4)   Change in yield/rate multiplied by volume of prior period.

LENDING AND CREDIT MANAGEMENT

      Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 66.9% of total assets as of June 30, 2005 compared to 68.1% as of December 31, 2004 and 65.3% as of June 30, 2004.

      Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

      Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At June 30, 2005, our Company was servicing approximately $217,047,000 of loans sold to the secondary market.

      Mortgage loans retained in our Company's portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

      The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, value of underlying collateral and other relevant factors. The allowance for loan losses which is reported as a deduction from loans is available for loan charge-offs. This allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, "classified", and "watch list" loans in order to classify or reclassify loans as "loans requiring attention," "substandard," "doubtful," or "loss". During that review, management also determines what loans should be considered to be "impaired". Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.

      The allowance for loan losses was decreased by net loan charge-offs of $2,000 and $48,000 for the first and second quarter of 2005 compared to $57,000 and $15,000 for the first and second quarter of 2004. The allowance for loan losses was increased by a provision charged to expense of $236,000 for the first quarter of 2005 and $237,000 for the second quarter of 2005. That compares to a provision of $236,000 for the first quarter of 2004 and $210,000 for the second quarter of 2004.

      The balance of the allowance for loan losses was $9,336,000 at June 30, 2005 compared to $7,496,000 at December 31, 2004 and $8,641,000 at June 30,
2004. $1,418,000 of the increase in the allowance for loan losses represents the balance of Bank 10's allowance acquired in the acquisition. The allowance for loan losses as a percent of outstanding loans was 1.18% at June 30, 2005 compared to 1.18% at December 31, 2004 and 1.45% at June 30, 2004.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $5,095,000 or 0.65% of total loans at June 30, 2005 compared to $6,092,000 or 0.96% of total loans at December 31, 2004. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                              JUNE 30, 2005        DECEMBER 31, 2004
                                         ----------------------  ---------------------
                                                     % OF GROSS             % OF GROSS
                                           BALANCE      LOANS     BALANCE      LOANS
                                         ----------  ----------  ---------  ----------
Nonaccrual loans:
  Commercial                             $    3,918     0.50%    $   4,213     0.67%
  Real estate
    Construction                                142     0.02             -        -
    Mortgage                                    914     0.12         1,246     0.20
  Consumer                                       39        -            30        -
                                         ----------     ----     ---------     ----
                                              5,013     0.64         5,489     0.87
                                         ----------     ----     ---------     ----
Loans contractual past-due 90 days
  or more and still accruing:
  Commercial                                      -        -            12        -
  Real estate
    Construction                                  -        -             -        -
    Mortgage                                     27        -           591     0.09
  Consumer                                       55     0.01             -        -
                                         ----------     ----     ---------     ----
                                                 82     0.01           603     0.09
                                         ----------     ----     ---------     ----
  Restructured loans                              -        -             -        -
                                         ----------     ----     ---------     ----
  Total nonperforming loans                   5,095     0.65%        6,092     0.96%
                                                        ====                   ====
  Other real estate                             512                     30
  Repossessions                                   -                     42
                                         ----------              ---------
  Total nonperforming assets             $    5,607              $   6,164
                                         ==========              =========

The allowance for loan losses was 183.24% of nonperforming loans at June 30, 2005 compared to 123.05% of nonperforming loans at December 31, 2004. There has been no material change in the overall level of nonperforming assets since the prior year-end.

      It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at June 30, 2005 and 2004, which would have been recorded under the original terms of those loans, was approximately $370,000 and $243,000 for the six months ended June 30, 2005 and 2004, respectively. Approximately $8,000 and $38,000 was actually recorded as interest income on such loans for the six months ended June 30, 2005 and 2004, respectively.

      A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. The nonaccrual loans included in the table above were the only loans that management has identified as impaired at June 30, 2005. The average balance of nonaccrual loans for the first six months of 2005 was approximately $5,632,000. At June 30, 2005 the portion of the allowance for loan losses allocated to specific impaired loans was $1,486,000 compared to $1,681,000 at December 31, 2004. The balance of impaired loans with specific loan loss allocations was approximately $5,014,000 at June 30, 2005 compared to $5,501,000 at December 31, 2004.

      As of June 30, 2005 and December 31, 2004 approximately $12,085,000 and $12,879,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The increase in loans having more than normal risk is primarily represented by two large commercial real estate credits. These two credits had documentation exceptions causing them to be classified by regulatory authorities as special mention. However, the loans are well secured and performing in accordance with the terms of the loan agreement. In addition to the classified list, our Company also maintains an internal loan watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

      At June 30, 2005, management allocated $7,704,000 of the $9,336,000 total allowance for loan losses to specific loans and loan categories and $1,632,000 was unallocated. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the June 30, 2005 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

      Total assets increased $242,543,000 or 26.25% to $1,166,418,000 at June
30, 2005 compared to $923,874,000 at December 31, 2004. Total liabilities increased $239,775,000 or 28.82% to $1,071,878,000. Stockholders' equity increased $2,769,000 or 3.02% to $94,540,000. The increase in both total assets and total liabilities is primarily the result of our Company's acquisition of Bank 10 and issuance of additional subordinated debentures. A discussion of the Bank 10 transaction may be found in the section of this report titled "Overview
- Recent Events - Bank 10 Transaction."

      Loans increased $153,112,000 to $789,748,000 at June 30, 2005 compared to $636,636,000 at December 31, 2004. Approximately $129,804,000 of the increase in loans reflects loans of Bank 10. Excluding loans acquired in the acquisition, commercial loans increased $9,096,000; real estate construction loans increased $21,805,000; real estate mortgage loans decreased $5,032,000; and consumer loans decreased $2,563,000. The increase in commercial loans and real estate construction loans represents continued strong loan demand, especially in the Jefferson City market. The decrease in real estate mortgage loans is primarily represented by the payoff of one large commercial real estate loan that was refinanced in the commercial finance market. The decrease in consumer loans was also due to the payoff of one very large personal consumer credit.

      Investment in debt and equity securities classified as available-for-sale increased $44,876,000 or 26.13% to $216,593,000 at June 30, 2005 compared to
$171,718,000 at December 31, 2004. Investments classified as available-for-sale are carried at fair value. $29,223,000 the increase reflects securities of Bank
10. During 2005 the market valuation account decreased $504,510 to $101,000 to reflect the fair value of available-for-sale investments at June 30, 2005 and the net after tax decrease resulting from the change in the market valuation adjustment of $327,000 decreased the stockholders' equity component to $66,000 at June 30, 2005.

      At December 31, 2004 the market valuation account for the available-for-sale investments of $605,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $394,000 was reflected as a separate positive component of stockholders' equity.

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $14,289,000 or 21.75% to $79,997,000 at June 30, 2005 compared to $65,708,000 at December 31, 2004. Approximately $14,145,000
represents cash and cash equivalents of Bank 10. Further discussion of this decrease may be found in the section of this report titled "Sources and Uses of Funds".

      Premises and equipment increased $9,403,000 or 44.20% to $30,679,000 at June 30, 2005 compared to $21,276,000 at December 31, 2004. The increase reflects $7,119,000 of premises and equipment acquired with Bank 10 and purchases of premises and equipment of $3,127,000 offset by depreciation expense of $842,000. The purchase of premises and equipment primarily reflects construction costs and equipment purchases for two additional branches.

      Goodwill increased $13,893,000 or 55.14% to 39,090,000 at June 30, 2005
compared to $25,197,000 at December 31, 2004. The increase reflects the difference between the purchase price of Bank 10 and the fair value of the identifiable net assets acquired.

      Core deposit intangible increased $4,299,000 or 538.59% to $5,096,826 at June 30, 2005 compared to $798,132 at December 31, 2004. The increase reflects an estimated core deposit intangible of $4,500,000 recorded as part of the Bank 10 acquisition. This intangible asset will be amortized on an accelerated basis over an estimated life of eight years and is subject to a final valuation study. Additional discussion of intangible assets can be found in the "Intangible Assets" section that follows.

      Total deposits increased $191,478,000 or 26.35% to $918,128,000 at June 30, 2005 compared to $726,649,000 at December 31, 2004. $151,966,000 represents deposits of Bank 10. The balance of the increase primarily reflects increased public fund deposits.

      Federal funds purchased and securities sold under agreements to repurchase increased $9,377,000 or 27.17% to $43,892,000 at June 30, 2005 compared to
$34,515,000 at December 31, 2004. $1,009,000 represents securities sold under agreements to repurchase of Bank 10. The balance represents an increase in public fund deposits.

      Subordinated notes increased $23,712,000 at June 30, 2005 compared to $25,774,000 at December 31, 2004. Our Company issued $23,712,000 of subordinated notes in March 2005. The proceeds were used to fund the acquisition of Bank 10.

      Other borrowed money increased $12,966,000 or 32.80% to $52,491,000 at June 30, 2005 compared to $39,525,000 at December 31, 2004. The increase reflects $13,259,000 of Federal Home Loan Bank advances acquired in the Bank 10 acquisition reduced by regular amortizing payments due or Federal Home Loan Bank advances.

      The increase in stockholders' equity reflects net income of $4,582,000 less dividends declared of $1,501,000 and ($327,000) change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

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

      Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At June 30, 2005, the amounts of available credit from the FHLB totaled $123,659,000. As of June 30, 2005, the Banks had $52,491,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $45,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of June 30, 2005.

SOURCES AND USES OF FUNDS

      For the six months ended June 30, 2005 and 2004, net cash provided by operating activities was $6,782,000 and $7,147,000, respectively.

      Net cash used in investing activities was $65,119,000 in 2005 versus $42,694,000 in 2004. The primary increase in cash used in investing activities reflects our Company's purchase of Bank 10. The cash used in this purchase, net of cash and cash equivalents acquired, was $21,799,000.

      Net cash provided by financing activities was $72,626,000 in 2005 versus $22,597,000 in 2004. Increases in deposits accounted for approximately $42,200,000 of the cash provided by financing activities in 2005 and approximately $10,795,000 in 2004. An additional $23,712,000 of cash was provided by the issuance of subordinated debentures. The proceeds from the issuance of these subordinated debentures were used to finance the purchase of Bank 10. During the same period of 2004 our Company issued $25,774,000 of subordinated debentures and used those proceeds to reduce other borrowed money by $17,951,000. Securities sold under agreements to repurchase increased $8,371,000 in 2005 compared to a $10,000,000 decrease during the same period of 2004.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In November 2003, the Emerging Issues Tasks Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. Our Company has adopted the disclosure requirements of EITF Issue No. 03-1 and they are included in Note 5 of our audited consolidated financial statements included in our 2004 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2004.

      In March 2004, the Emerging Issues Task Force, (EITF) came to a consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Securities in scope are those subject to SFAS 115 and SFAS 124. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other than temporary losses in earnings.

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

      SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses. For those loans within the scope of SOP 03-3, this Statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales. SOP 03-3 did not have a material effect on our Company's financial statements.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This Statement is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005 and will be effective for our Company as of January 1, 2006. See the note to consolidated financial statements titled Earnings per Share for the pro forma net income and net income per share amounts for the quarters ended June 30, 2005 and 2004 as if we had used a fair value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At June 30, 2005, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 13% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to a like amount at December 31, 2004. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

      Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     None

Item 3. Defaults Upon Senior Securities                                 None

Item 4. Submission of Matters to a Vote of Security Holders

            At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 8, 2005, the shareholders elected three Class I directors, namely, Charles G. Dudenhoeffer, Jr., Phil D. Freeman, and James E. Smith, to serve terms expiring at the annual meeting of shareholders in 2008 and ratified the Board of Directors selection of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2005. Class III Directors, namely, Kevin Riley and David Turner, and Class II directors, namely, David R. Goller, James
      R. Loyd, and Gus S. Wetzel, II, continue to serve terms expiring at the annual meetings of shareholders in 2007 and 2006, respectively.

            The following is a summary of votes cast. No broker non-votes were received.

                                         Withhold
                                        Authority
                               For       Against    Abstentions
                            ---------   ---------   -----------
Election of Directors:
  Charles Dudenhoeffer      3,428,000     33,984        N/A
  Phil Freeman              3,454,041      7,943        N/A
  James Smith               3,159,527    302,457        N/A

Ratification of KPMG LLP
  as independent registered
  public accounting firm    3,364,294     59,765      37,925

Item 5. Other Information                                               None

Item 6.  Exhibits

Exhibit No.                                Description
-----------       --------------------------------------------------------------
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

                              EXCHANGE NATIONAL BANCSHARES, INC.

    Date
                              /s/ James E. Smith
                              -----------------------------------------------
August 9, 2005                James E. Smith, Chairman of the Board
                              and Chief Executive Officer (Principal
                              Executive Officer)

                              /s/ Richard G. Rose
                              -----------------------------------------------
August 9, 2005                Richard G. Rose, Treasurer (Principal Financial
                              Officer and Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                             June 30, 2005 Form 10-Q

Exhibit No.                         Description                             Page No.
-----------  -------------------------------------------------------------  --------
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

4            Specimen certificate representing shares of our Company's $1.00   **
             par value common stock (filed as Exhibit 4 to our Company's
             Annual Report on Form 10-K for the fiscal year ended December
             31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1         Certificate of the Chief Executive Officer of our Company         44
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certificate of the Chief Financial Officer of our Company         45
             pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certificate of the Chief Executive Officer of our Company         46
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certificate of the Chief Financial Officer of our Company         47
             pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------

**  Incorporated by reference.