Form 10-Q
period 2005-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2005-11-09
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to______________

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


                                 (573)761-6100
              (Registrant's telephone number,including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of November 9, 2005, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 49 pages
                      Index to Exhibits located on page 45

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     SEPTEMBER 30,      DECEMBER 31,
                                                          2005              2004
                                                    ---------------    ---------------
ASSETS
 Loans:
   Commercial                                       $   275,458,035    $   249,497,691
   Real estate - construction                           138,076,764         65,075,185
   Real estate - mortgage                               346,456,673        284,309,203
   Consumer                                              37,993,464         37,985,508
   Unamortized loan origination fees
     and costs, net                                        (414,818)          (230,957)
                                                    ---------------    ---------------
                                                        797,570,118        636,636,630
   Less allowance for loan losses                         8,792,999          7,495,594
                                                    ---------------    ---------------
     Loans, net                                         788,777,119        629,141,036

 Investments in available for sale debt
  and equity securities, at fair value                  212,481,981        171,717,635
 Federal funds sold                                      54,121,886         41,603,952
 Cash and due from banks                                 31,160,201         24,104,458
 Premises and equipment                                  32,133,628         21,276,387
 Accrued interest receivable                              7,185,067          5,289,083
 Mortgage servicing rights                                1,560,406          1,605,930
 Goodwill                                                40,323,775         25,196,736
 Core deposit intangible                                  5,062,157            798,132
 Cash surrender value - life insurance                    1,638,278            106,218
 Other assets                                             5,316,232          3,034,703
                                                    ---------------    ---------------
     Total assets                                   $ 1,179,760,730    $   923,874,270
                                                    ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

 Demand deposits                                    $   134,825,932    $    98,156,124
 Time deposits                                          774,657,576        628,493,352
                                                    ---------------    ---------------
   Total deposits                                       909,483,508        726,649,476

 Federal funds purchased and securities
  sold under agreements to repurchase                    64,212,880         34,515,323
 Interest-bearing demand notes to U.S. Treasury           1,431,790            897,470
 Subordinated notes                                      49,486,000         25,774,000
 Other borrowed money                                    52,216,826         39,524,747
 Accrued interest payable                                 3,046,639          1,795,267
 Other liabilities                                        3,876,904          2,947,204
                                                    ---------------    ---------------
     Total liabilities                                1,083,754,547        832,103,487

Stockholders' equity:
   Common stock - $1 par value; 15,000,000 shares
     authorized; 4,298,353 issued                         4,298,353          4,298,353
   Surplus                                               22,030,074         22,014,894
   Retained earnings                                     72,698,882         67,716,511
   Accumulated other comprehensive income (loss),
     net of tax                                            (368,617)           393,534
   Treasury stock, 128,506 shares at cost                (2,652,509)        (2,652,509)
                                                    ---------------    ---------------
   Total stockholders' equity                            96,006,183         91,770,783
                                                    ---------------    ---------------
Total liabilities and stockholders' equity          $ 1,179,760,730    $   923,874,270
                                                    ===============    ===============

See accompanying notes to unaudited condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                     --------------------------   -------------------------
                                                         2005          2004          2005          2004
                                                     ------------   -----------   -----------   -----------
Interest income:
  Interest and fees on loans                          $13,577,646   $ 8,955,054   $35,140,273   $25,772,399
  Interest on debt securities:
    Taxable                                             1,493,402       982,617     3,959,616     3,057,169
    Nontaxable                                            412,270       333,364     1,160,712       963,803
  Interest on federal funds sold                          314,308        86,651       800,468       231,529
  Interest on interest-bearing deposits                     7,952         4,454        28,454        14,179
  Dividends on equity securities                           57,105        42,171       187,801       111,429
                                                      -----------   -----------   -----------   -----------
    Total interest income                              15,862,683    10,404,311    41,277,324    30,150,508
                                                      -----------   -----------   -----------   -----------

Interest Expense:
  NOW accounts                                            559,041       194,459     1,344,402       538,988
  Savings                                                  84,307        80,157       236,196       242,474
  Money market accounts                                 1,017,955       373,740     2,488,617       745,372
  Certificates of deposit:
    $100,000 and over                                     920,511       472,958     2,352,206     1,403,341
    Other time deposits                                 2,396,624     1,429,004     6,167,131     4,377,439
  Federal funds purchased and securities sold
    under agreements to repurchase                        434,293       208,643     1,018,112       564,503
  Subordinated notes                                      772,307       283,881     1,921,916       577,533
  Federal Home Loan borrowings                            516,008       414,220     1,415,560     1,080,364
  Other borrowings                                          5,591         1,676        13,870        64,386
                                                      -----------   -----------   -----------   -----------
    Total interest expense                              6,706,637     3,458,738    16,958,010     9,594,400
                                                      -----------   -----------   -----------   -----------

    Net interest income                                 9,156,046     6,945,573    24,319,314    20,556,108

  Provision for loan losses                               260,500       160,500       733,667       606,500
                                                      -----------   -----------   -----------   -----------

  Net interest income after provision for loan
    losses                                              8,895,546     6,785,073    23,585,647    19,949,608

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ---------------------------    ---------------------------
                                                         2005           2004            2005           2004
                                                     ------------   ------------    ------------   ------------
Noninterest income:
  Service charges on deposit accounts                $  1,251,632   $    771,533    $  2,951,310   $  2,291,653
  Trust department income                                 165,376        147,309         595,341        518,303
  Loss on sales and calls of debt securities                    -        (10,149)              -         (7,612)
  Mortgage loan servicing fees, net                       101,159        125,218         317,958        339,642
  Gain on sale of mortgage loans                          200,936        170,705         507,523        633,006
  Other                                                   292,084        166,914         767,590        594,007
                                                     ------------   ------------    ------------   ------------
    Total noninterest income                            2,011,187      1,371,530       5,139,722      4,368,999
                                                     ------------   ------------    ------------   ------------

Noninterest expense:
  Salaries and employee benefits                        3,899,655      2,811,628      10,220,156      8,387,805
  Occupancy expense                                       431,801        287,162       1,107,907        837,822
  Furniture and equipment expense                         545,208        510,526       1,591,436      1,453,310
  Advertising and promotion                               216,586        143,159         574,254        385,681
  Postage, printing and supplies                          287,863        178,816         706,885        566,142
  Legal, examination, and professional fees               400,997        173,947         985,241        606,425
  Amortization of intangible assets                       329,893         53,778         531,199        161,334
  Processing expense                                      223,671         91,366         508,097        287,942
  Other                                                   733,081        927,121       2,079,695      2,154,014
                                                     ------------   ------------    ------------   ------------
    Total noninterest expense                           7,068,755      5,177,503      18,304,870     14,840,475
                                                     ------------   ------------    ------------   ------------

Income before income taxes                              3,837,978      2,979,100      10,420,499      9,478,132

Income taxes                                            1,186,307        923,366       3,186,411      2,999,631
                                                     ------------   ------------    ------------   ------------

Net income                                           $  2,651,671   $  2,055,734    $  7,234,088   $  6,478,501
                                                     ============   ============    ============   ============

Basic earning per share                              $       0.64   $       0.49    $       1.73   $       1.55
Diluted earnings per share                           $       0.63   $       0.49    $       1.72   $       1.54

Weighed average shares of common stock outstanding
    Basic                                               4,169,847      4,169,847       4,169,847      4,169,847
    Diluted                                             4,196,929      4,201,432       4,198,179      4,205,929

Dividends per share:
    Declared                                         $       0.18   $       0.18    $       0.54   $       0.54
    Paid                                             $       0.18   $       0.18    $       0.54   $       0.54

See accompanying notes to unaudited condensed consolidated financial statements.

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                              2005              2004
                                                                         --------------    -------------
Cash flow from operating activities:
Net income                                                                $   7,234,088    $   6,478,501
  Adjustments to reconcile net income to net cash
   cash provided by operating activities:
    Provision for loan losses                                                   733,667          606,500
    Depreciation expense                                                      1,274,082        1,163,300
    Net amortization of debt securities premiums and discounts                  562,590        1,069,620
    Amortization of intangible assets                                           531,199          161,334
    Increase in accrued interest receivable                                    (647,165)        (193,459)
    Increase in cash surrender value - life insurance                           (27,240)          (4,159)
    (Increase) decrease in other assets                                        (287,743)          37,819
    Increase (decrease) in accrued interest payable                           1,053,988          (92,409)
    Increase (decrease) in other liabilities                                    405,951       (2,185,059)
    Loss on sales and calls of debt securities                                        -            7,612
    Origination of mortgage loans for sale                                   30,243,789)     (32,058,389)
    Proceeds from the sale of mortgage loans held for sale                   30,751,312       32,691,395
    Gain on sale of mortgage loans                                             (507,523)        (633,006)
    Loss on disposition of premises and equipment                                   924            4,822
    Other, net                                                                   15,180           15,180
                                                                          -------------    -------------
     Net cash provided by operating activities                               10,849,521        7,069,602

Cash flow from investing activities:

   Net increase in loans                                                    (33,112,348)     (31,954,969)
   Purchase of available-for-sale debt securities                          (481,242,069)    (257,866,701)
   Proceeds from maturities of available-for-sale debt securities           443,465,782      234,016,986
   Proceeds from calls of available-for-sale debt securities                 20,272,500       33,657,425
   Proceeds from sales of available-for-sale debt securities                  1,071,803       10,304,331
   Acquisition of subsidiary, net of cash and cash equivalents acquired     (21,800,539)               -
   Purchase of premises and equipment                                        (5,012,950)      (3,213,705)
   Proceeds from sales of other real estate owned and repossessions           1,760,374          410,643
                                                                          -------------    -------------
     Net cash used in investing activities                                  (74,597,447)     (14,645,990)
                                                                          -------------    -------------

Continued on next page

              EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                           2005             2004
                                                                      --------------   --------------
Cash flow from financing activities:
   Net increase in demand deposits                                     $ 12,409,368    $ 11,036,567
   Net increase in interest-bearing transaction accounts                 12,400,805      28,650,258
   Net increase (decrease) in time deposits                               8,413,174     (16,982,405)
   Net increase (decrease) in federal funds purchased and securities
      sold under agreements to repurchase                                28,691,634     (39,004,415)
   Net increase in interest-bearing demand notes to U.S. Treasury           513,351         366,230
   Proceeds from subordinated notes                                      23,712,000      25,774,000
   Proceeds from Federal Home Loan Bank borrowings                        3,500,000      17,000,000
   Repayment of Federal Home Loan Bank borrowings                        (4,067,012)       (885,197)
   Repayment of other borrowed money                                              -     (17,950,568)
   Cash dividends paid                                                   (2,251,717)     (2,251,717)
                                                                       ------------    ------------

      Net cash provided by financing activities                          83,321,603       5,752,753

Net increase (decrease) in cash and cash equivalents                     19,573,677      (1,823,635)
Cash and cash equivalents, beginning of period                           65,708,410      57,044,915
                                                                       ------------    ------------

Cash and cash equivalents, end of period                               $ 85,282,087    $ 55,221,280
                                                                       ============    ============

Supplemental disclosure of cash flow information -
   Cash paid during period for:

    Interest                                                           $ 15,904,022    $  9,686,809
    Income taxes                                                          2,620,000       5,352,761

Supplemental schedule of noncash investing activities -
   Other real estate and repossessions
    acquired in settlement of loans                                    $  3,265,115    $    498,734

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                  Nine Months Ended September 30, 2005 and 2004

      The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of September 30, 2005 and December 31, 2004 and the consolidated statements of earnings for the three and nine periods ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.

ACQUISITION

      On May 2, 2005 our Company acquired 100 percent of the outstanding common shares of Bank 10 from Drexel Bancshares, Inc. of Belton, Missouri. Accordingly, the results of operations of Bank 10 have been included in the condensed consolidated financial statements since the date of acquisition. Bank 10 has branches in Belton, Drexel, Independence, Harrisonville, and Raymore, Missouri. As a result of this acquisition our Company has expanded our presence in the Kansas City, Missouri metropolitan market.

      The purchase price payable to Drexel Bancshares, Inc. for Bank 10 was cash aggregating $34,020,000. $23,000,000 of the purchase price was provided from the issuance of subordinated notes with the balance being paid from cash and liquid assets on hand.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                   AT MAY 2, 2005
                                                                   --------------
Cash and cash equivalents                                          $  12,219,465
Loans, net                                                           130,522,517
Investments in available for sale debt
  and equity securities, at fair value                                26,080,340
Premises and equipment                                                 7,119,297
Core deposit intangible                                                4,795,224
Goodwill                                                              15,127,039
                                                                   -------------
Other assets                                                           2,773,923
    Total assets acquired                                            198,637,805

Deposits                                                             149,610,685
Securities sold under agreements
    to repurchase                                                      1,005,923
Other borrwed money                                                   13,280,060
Other liabilities                                                        721,133
                                                                   -------------
    Total liabilities acquired                                       164,617,801
                                                                   -------------

Net assets acquired                                                $  34,020,004
                                                                   =============

      The $4,795,224 core deposit intangible has been assigned an 8 year useful life. The $15,127,039 of goodwill is expected to be deductible for income tax purposes.

      A summary of unaudited pro forma combined financial information for the three-month period ended September 30, 2004 and nine-month periods ended September 30, 2005 and 2004 for our Company and Bank 10 as if the transaction had occurred on January 1, 2004 follows. These pro forma presentations do not include any expense reductions that may result from the acquisition.

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                  ------------------    --------------------------------------
                                                        2004                   2005                2004
                                                  ------------------    --------------------------------------
Net interest income                               $        8,343,912    $      26,052,171    $      24,872,476

Net income                                                 2,250,503            7,478,232            7,170,986

Basic earnings per share                          $             0.54    $            1.79    $            1.72

Diluted earnings per share                        $             0.54    $            1.78    $            1.70

EARNINGS PER SHARE

      The following table reflects, for the three-month and nine-month periods ended September 30, 2005 and 2004, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  ---------------------------   ---------------------------
                                                      2005           2004           2005           2004
                                                  ------------   ------------   ------------   ------------
Net income, basic and diluted                     $  2,651,671   $  2,055,734   $  7,234,088   $  6,478,501
                                                  ============   ============   ============   ============

Average shares outstanding                           4,169,847      4,169,847      4,169,847      4,169,847
Effect of dilutive stock options                        27,082         31,585         28,332         36,082
                                                  ------------   ------------   ------------   ------------
Average shares outstanding
  including dilutive stock options                   4,196,929      4,201,432      4,198,179      4,205,929
                                                  ============   ============   ============   ============

Basic earning per share                           $       0.64   $       0.49   $       1.73   $       1.55
Diluted earnings per share                        $       0.63   $       0.49   $       1.72   $       1.54

      Our Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, establish accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, our Company has elected to continue to apply the provision of APB Opinion No. 25, as described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. See Impact of New Accounting Pronouncements in this report for further discussion of this issue.

      The following table illustrates, for the three-month and nine-month periods ended September 30, 2005 and 2004, the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------    ------------------------------
                                                      2005             2004             2005             2004
                                                  -------------    -------------    -------------    -------------
Net income:
  As reported                                     $   2,651,671    $   2,055,734    $   7,234,088    $   6,478,501
  Add total stock-based employee
    compensation expense included
    in reported net income, net of tax                        -                -                -                -
  Deduct total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all awards, net of tax                              (35,700)         (34,058)        (107,099)        (102,171)
                                                  -------------    -------------    -------------    -------------
  Pro forma net income                            $   2,615,971    $   2,021,676    $   7,126,989    $   6,376,330
                                                  =============    =============    =============    =============

Pro forma earnings per common share:
  As reported basic                               $        0.64    $        0.49    $        1.73    $        1.55
  Pro forma basic                                          0.63             0.48             1.71             1.53

  As reported diluted                                      0.63             0.49             1.72             1.54
  Pro forma diluted                                        0.62             0.48             1.70             1.52

COMPREHENSIVE INCOME

      For the three-month and nine-month periods ended September 30, 2005 and 2004, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004 is summarized as follows:

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                               --------------------------    ---------------------------
                                                                  2005           2004           2005            2004
                                                               -----------    -----------    -----------    ------------
Net income                                                     $ 2,651,671    $ 2,055,734    $ 7,234,088    $  6,478,501
  Other comprehensive income (loss):
    Net unrealized holding gains (losses) on
     investments in debt and equity securities
     available-for-sale, net of taxes                             (434,674)     1,192,322       (762,151)       (615,420)
    Adjustment for net securities gains realized in net
     income, net of applicable income taxes                              -          6,597              -           4,948
                                                               -----------    -----------    -----------    ------------
        Total other comprehensive income (loss)                   (434,674)     1,198,919       (762,151)       (610,472)
                                                               -----------    -----------    -----------    ------------
        Comprehensive income                                   $ 2,216,997    $ 3,254,653    $ 6,471,937    $  5,868,029
                                                               ===========    ===========    ===========    ============

INTANGIBLE ASSETS

      The gross carrying amount and accumulated amortization of our Company's amortizable core deposit intangible asset as of September 30, 2005 and December 31, 2004 is as follows:

                                          SEPTEMBER 30, 2005                    DECEMBER 31, 2004
                                   ---------------------------------   ---------------------------------
                                    Gross Carrying      Accumulated     Gross Carrying     Accumulated
                                         Amount         Amortization        Amount         Amortization
                                   ----------------   --------------   ----------------   --------------
Core deposit intangible            $      7,060,224       (1,998,067)         2,265,000       (1,466,868)
                                   ================   ==============   ================   ==============

      The aggregate amortization expense of core deposit intangible subject to amortization for the three-month and nine-month periods ended September 30, 2005 and 2004 is as follows:

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                   ---------------------------------   ---------------------------------
                                        2005              2004                2005            2004
                                   ----------------   --------------   ----------------   --------------
Aggregate amortization expense     $        329,893           53,778   $        531,199          161,334
                                   ================   ==============   ================   ==============

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
   For year ending 2005            $    806,896
   For year ending 2006               1,032,583
   For year ending 2007                 922,337
   For year ending 2008                 701,443
   For year ending 2009                 626,111

     Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                        SEPTEMBER 30,
                                             ---------------------------------
                                                 2005                 2004
                                             -------------         -----------
Balance, beginning of period                 $   1,605,930           1,591,289
Originated mortgage servicing rights               294,888             347,592
Amortization                                      (340,412)           (313,613)
                                             -------------         -----------
Balance, end of period                       $   1,560,406           1,625,268
                                             =============         ===========

Mortgage loans serviced                      $ 219,336,200         214,569,000
                                             =============         ===========

Mortgage servicing rights as a
  percentage of loans serviced                        0.71%               0.76%
                                             =============         ===========

     The estimated amortization expense of mortgage servicing rights for the next five years is as follows:

Estimated amortization expense:
   For year ending 2005            $  454,000
   For year ending 2006               454,000
   For year ending 2007               454,000
   For year ending 2008               198,000
   For year ending 2009                   -0-

     Our Company's goodwill associated with the purchase of subsidiaries by reporting segments for the periods ended September 30, 2005 and December 31, 2004 is summarized as follows:

                                                 SEPTEMBER 30, 2005
                              -----------------------------------------------------------
                                             CITIZENS
                               THE EXCHANGE UNION STATE   OSAGE
                              NATIONAL BANK  BANK AND     VALLEY
                               OF JEFFERSON  TRUST OF    BANK OF
                                  CITY        CLINTON     WARSAW     BANK 10     TOTAL
                              ------------- ----------- ----------  ---------- ----------
Goodwill associated with the
  purchase of subsidiaries    $   4,382,098  16,701,762  4,112,876  15,127,039 40,323,775
                              ============= =========== ==========  ========== ==========

                                                                          DECEMBER 31, 2004
                                           -----------------------------------------------------------------------------
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

     The following table represents the components of the net periodic pension costs for the three and nine-month periods ended September 30, 2005 and 2004:

                                                                               ESTIMATED                        ACTUAL
                                                                                 2005                            2004
                                                                               ---------                      ----------
Service cost - benefits earned during the year                                 $ 308,105                      $  292,059
Interest cost on projected benefit obligations                                   245,214                         242,384
Expected return on plan assets                                                  (369,604)                       (374,586)
Net amortization and deferral                                                    (26,632)                        (35,512)
Recognized net gains                                                                   -                          (6,695)
                                                                               ---------                      ----------
Net periodic pension cost - annual                                             $ 157,083                      $  117,650
                                                                               =========                      ==========

Net periodic pension cost - three months
  ended September 30 (actual)                                                  $  39,271                      $   31,615
                                                                               =========                      ==========

Net periodic pension cost - nine months
  ended September 30 (actual)                                                  $ 117,812                      $   94,845
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

                                                                              SEPTEMBER 30, 2005
                               -----------------------------------------------------------------------------------------------------
                                 THE EXCHANGE
                               NATIONAL BANK OF    CITIZENS UNION
                                 OF JEFFERSON       STATE BANK AND    OSAGE VALLEY                    CORPORATE AND
                                     CITY         TRUST OF CLINTON   BANK OF WARSAW      BANK 10          OTHER            TOTAL
                               ----------------  ------------------  --------------   --------------  -------------   --------------
Balance sheet information
   Loans, net of allowance
     for loan losses           $    376,048,969  $      228,409,969  $  52,439,717    $  131,878,464  $           -   $  788,777,119
   Debt and equity Securities       104,494,086          38,834,169     36,091,924        31,575,802      1,486,000      212,481,981
   Goodwill                           4,382,098          16,701,762      4,112,876        15,127,039              -       40,323,775
   Intangible assets                          -             636,798              -         4,425,359              -        5,062,157
   Total assets                     549,976,692         329,255,538     98,116,772       200,089,109      2,322,619    1,179,760,730
   Deposits                         414,736,647         269,454,020     79,838,239       151,235,965     (5,781,363)     909,483,508
   Stockholders' equity        $     50,665,216  $       42,009,646  $  10,009,739    $   34,875,142    (41,553,560)  $   96,006,183
                               ================  ==================  ==============   ==============  =============   ==============


                                                                        DECEMBER 31, 2004
                               ---------------------------------------------------------------------------------------
                                THE EXCHANGE
                               NATIONAL BANK       CITIZENS UNION
                                OF JEFFERSON        STATE BANK AND    OSAGE VALLEY    CORPORATE AND
                                    CITY          TRUST OF CLINTON   BANK OF WARSAW       OTHER            TOTAL
                               --------------    ------------------  --------------   -------------   --------------
Balance sheet information
   Loans, net of allowance
     for loan losses           $  366,749,286    $      213,808,231  $   48,583,519   $           -   $  629,141,036
   Debt and equity Securities      99,466,264            36,449,804      35,027,567         774,000      171,717,635
   Goodwill                         4,382,098            16,701,762       4,112,876               -       25,196,736
   Intangible assets                        -               798,132               -               -          798,132
   Total assets                   513,839,636           311,756,271      97,507,515         770,848      923,874,270
   Deposits                       406,897,725           256,351,275      81,077,272     (17,676,796)     726,649,476
   Stockholders' equity        $   49,643,120    $       39,954,448  $    9,654,137   $  (7,480,922)  $   91,770,783
                               ==============    ==================  ==============   =============   ===============



                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2005
                               -----------------------------------------------------------------------------------------------------
                                 THE EXCHANGE
                               NATIONAL BANK OF     CITIZENS UNION
                                  OF JEFFERSON       STATE BANK AND    OSAGE VALLEY                    CORPORATE AND
                                      CITY         TRUST OF CLINTON   BANK OF WARSAW      BANK 10          OTHER           TOTAL
                               -----------------  ------------------  --------------   --------------  --------------  -------------
Statement of earnings:                         -                   -               -                -                -             -
   Total interest income             $ 7,385,816         $ 4,253,749     $ 1,189,612      $ 3,010,549      $    22,957   $15,862,683
   Total interest expense              3,038,120           1,535,350         566,348          806,968          759,851     6,706,637
                                     -----------         -----------     -----------      -----------      -----------   -----------
   Net interest income                 4,347,696           2,718,399         623,264        2,203,581         (736,894)    9,156,046
   Provision for loan losses             150,000             100,000          10,500                -                -       260,500
   Noninterest income                    962,434             471,212         142,425          456,897          (21,781)    2,011,187
   Noninterest expense                 2,804,965           1,980,370         468,353        1,711,758          103,309     7,068,755
   Income taxes                          751,300             336,846          74,228          318,873         (294,940)    1,186,307
                                     -----------         -----------     -----------      -----------      -----------   -----------
   Net income (loss)                 $ 1,603,865         $   772,395     $   212,608      $   629,847      $  (567,044)  $ 2,651,671
                                     ===========         ===========     ===========      ===========      ===========   ===========



                                                          THREE MONTHS ENDED SEPTEMBER 30, 2004
                              -------------------------------------------------------------------------------------
                                 THE EXCHANGE
                                 NATIONAL BANK      CITIZENS UNION
                                 OF JEFFERSON        STATE BANK AND    OSAGE VALLEY     CORPORATE AND
                                     CITY          TRUST OF CLINTON   BANK OF WARSAW       OTHER          TOTAL
                               -----------------  ------------------  --------------   --------------  ------------
Statement of earnings:
   Total interest income             $ 5,918,842     $ 3,389,362       $ 1,087,712     $     8,395      $10,404,311
   Total interest expense              1,973,396         832,989           403,318         249,035        3,458,738
                                     -----------     -----------       -----------     -----------      -----------
   Net interest income                 3,945,446       2,556,373           684,394        (240,640)       6,945,573
   Provision for loan losses              75,000          75,000            10,500               -          160,500
   Noninterest income                    907,290         389,161            97,883         (22,804)       1,371,530
   Noninterest expense                 2,885,627       1,819,326           424,921          47,629        5,177,503
   Income taxes                          606,050         324,505           101,391        (108,580)         923,366
                                     -----------     -----------       -----------     -----------      -----------
   Net income (loss)                 $ 1,286,059     $   726,703       $   245,465     $  (202,493)     $ 2,055,734
                                     ===========     ===========       ===========     ===========      ===========

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2005
                             -----------------------------------------------------------------------------------------
                             THE EXCHANGE
                             NATIONAL BANK   CITIZENS UNION
                             OF JEFFERSON    STATE BANK AND    OSAGE VALLEY                CORPORATE AND
                                 CITY       TRUST OF CLINTON  BANK OF WARSAW    BANK 10        OTHER         TOTAL
                             -------------  ----------------  --------------  -----------  -------------  ------------
Statement of earnings:
  Total interest income      $  20,939,384    $ 12,054,443     $  3,507,457   $ 4,719,373   $    56,667   $ 41,277,324
  Total interest expense         8,107,399       4,078,417        1,570,217     1,406,170     1,795,807     16,958,010
                             -------------    ------------     ------------   -----------   -----------   ------------
  Net interest income           12,831,985       7,976,026        1,937,240     3,313,203    (1,739,140)    24,319,314
  Provision for loan losses        450,000         250,000           31,500         2,167             -        733,667
  Noninterest income             2,848,791       1,233,627          363,541       754,117       (60,354)     5,139,722
  Noninterest expense            8,207,836       5,706,328        1,347,651     2,712,541       330,514     18,304,870
  Income taxes                   2,242,100         986,869          248,423       438,109      (729,090)     3,186,411
                             -------------    ------------     ------------   -----------   -----------   ------------
  Net income (loss)          $   4,780,840    $  2,266,456     $    673,207   $   914,503   $(1,400,918   $  7,234,088
                             =============    ============     ============   ===========   ===========   ============

                                                 NINE MONTHS ENDED SEPTEMBER 30, 2004
                             ----------------------------------------------------------------------------
                             THE EXCHANGE
                             NATIONAL BANK   CITIZENS UNION
                             OF JEFFERSON    STATE BANK AND    OSAGE VALLEY   CORPORATE AND
                                 CITY       TRUST OF CLINTON  BANK OF WARSAW      OTHER         TOTAL
                             -------------  ----------------  --------------  -------------  ------------
Statement of earnings:
  Total interest income      $  17,170,080    $ 9,769,148      $ 3,227,069    $   (15,789)   $ 30,150,508
  Total interest expense         5,338,561      2,520,571        1,205,613        529,655       9,594,400
                             -------------    -----------       ----------    -----------    ------------
  Net interest income           11,831,519      7,248,577        2,021,456       (545,444)     20,556,108
  Provision for loan losses        350,000        225,000           31,500              -         606,500
  Noninterest income             2,931,787      1,214,069          289,477        (66,334)      4,368,999
  Noninterest expense            8,374,690      4,994,407        1,271,807        199,571      14,840,475
  Income taxes                   1,950,100      1,040,347          292,864       (283,680)      2,999,631
                             -------------    -----------       ----------     ----------    ------------
  Net income (loss)          $   4,088,516    $ 2,202,892       $  714,762    $  (527,669)   $  6,478,501
                             =============    ===========       ==========    ===========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS CONCERNING OUR COMPANY'S ABILITY TO EXPAND ITS PRESENCE IN THE KANSAS CITY, MISSOURI METROPOLITAN MARKET, CONCERNING OUR EXPECTED CONTRIBUTIONS TO ANY OF OUR BANK'S BENEFIT PLANS, CONCERNING OUR AMORTIZATION OF CORE DEPOSIT INTANGIBLES OR OTHER ASSETS, THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR FROM THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON OUR COMPANY INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO OUR COMPANY AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH OUR COMPANY CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN OUR COMPANY, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY OUR COMPANY; AND THE ABILITY OF OUR COMPANY TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     REVENUE SOURCE: Through the respective branch network, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank, and Bank 10 provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, Warsaw, and Belton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results are consistent with our Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

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

     Our Company has prepared the unaudited condensed consolidated financial statements in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, our Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

     We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of our Company's results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts being reported if conditions or underlying circumstances were to change. The impact and any associated risks related to these policies on our business operations are discussed in the "Lending and Credit Management" section below.

RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 2005 of $2,652,000 increased $596,000 when compared to the third quarter of 2004. Diluted earnings per common share for the third quarter of 2005 of $0.63 increased 14 cents or 28.6% when compared to the third quarter of 2004. Net income for the nine months ended September 30, 2005 of $7,234,000 increased $756,000 when compared to the third quarter of 2004. Diluted earnings per common share for the third quarter of 2005 of $1.72 increased 18 cents or 11.7% when compared to the third quarter of 2004.

     The net interest income contribution of the Bank 10 acquisition discussed below represents Bank 10's actual net interest income for the periods reduced by the interest expense on $23,712,000 of subordinated notes and the imputed interest expense on the approximately $11,020,000 of cash used in the transaction. The imputed interest expense on the cash used is calculated using the average federal funds sold rate for the applicable periods.

     Net interest income (on a tax equivalent basis) was $9,399,000, or 3.53% of average earning assets, for the three months ended September 30, 2005, compared to $7,114,000, or 3.40% of average earning assets, for the same period in 2004. Approximately, $1,731,000 of the $2,285,000 increase in net interest income for the three months ended September 30, 2005 as compared to the same period in 2004 is related to the acquisition. The balance of the increase in net interest income was the result of an increase in average interest-earning assets and an increase in net interest margin.

     Net interest income (on a tax equivalent basis) was $24,947,000, or 3.41% of average earning assets, for the nine months ended September 30, 2005, compared to $21,042,000, or 3.39% of average earning assets, for the same period in 2004. Approximately, $2,545,000 of the $3,905,000 increase in net interest income for the nine months ended September 30, 2005 as compared to the same period in 2004 is related to the acquisition of Bank 10. The balance of the increase in net interest income was the result of an increase in average interest-earning assets and an increase in net interest margin.

     Average interest-earning assets for the three months ended September 30, 2005 were $1,054,992,000, an increase of $225,890,000 or 27.3%, compared to average interest-earning assets of $829,102,000 for the same period of 2004. The acquisition of Bank 10 represents approximately $165,712,000 of the increase in interest-earning assets. In addition to the increase due to the acquisition, average loans outstanding increased approximately $52,041,000.

     The yield on average interest-earning assets increased to 6.06% for the three month period ended September 30, 2005 compared to 5.06% for the same period in 2004. The rate paid on interest-bearing liabilities also increased to 2.85% in 2005 compared to 1.94% in 2004.

     Average interest-earning assets for the nine months ended September 30, 2005 were $977,483,000, an increase of $151,064,000 or 18.3%, compared to average interest-earning assets of $826,419,000 for the same period of 2004. The acquisition of Bank 10 represents approximately $92,989,000 of the increase in interest-earning assets. In addition to the increase due to the acquisition, average loans outstanding increased approximately $55,870,000.

     The yield on average interest-earning assets increased to 5.73% for the nine month period ended September 30, 2005 compared to 4.94% for the same period in 2004. The rate paid on interest-bearing liabilities also increased to 2.65% in 2005 compared to 1.80% in 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $2,285,000 or 32.1% to $9,399,000 or 3.53% of average earning assets for the third quarter of 2005 compared to $7,114,000 or 3.40% of average earning assets for the same period of 2004. The provision for loan losses was $260,000 and $160,000 the three months ended September 30, 2005 and 2004 respectively. The increase in the provision for loan losses reflects a higher level of charge-offs during the third quarter of 2005 compared to 2004 as well as an increase in loan balances. Net charge-offs were $845,000 for the third quarter of 2005 compared to $48,000 for the third quarter of 2004. See Lending and Credit Management in this report for further discussion of third quarter 2005 charge-offs.

     Noninterest income and noninterest expense for the three-month periods ended September 30, 2005 and 2004 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,             INCREASE (DECREASE)
                                                              --------------------------    --------------------------
                                                                  2005           2004          AMOUNT               %
                                                              -----------   ------------    -----------          -----
NONINTEREST INCOME

Service charges on deposit accounts                           $     1,252   $        772    $       480           62.2%
Trust department income                                               165            147             18           12.2
Net gain (loss) on sales of calls of debt securities                    -            (10)            10          100.0
Mortgage loan servicing fees, net                                     101            125            (24)         (19.2)
Gain on sale of mortgage loans                                        201            171             30           17.5
Other                                                                 292            167            125           74.9
                                                              -----------   ------------    -----------          -----
                                                              $     2,011   $      1,372    $       639           46.6%
                                                              ===========   ============    ===========          =====

NONINTEREST EXPENSE

Salaries and employee benefits                                $     3,899        $ 2,812    $     1,087           38.7%
Occupancy expense                                                     432            287            145           50.5
Furniture and equipment expense                                       545            511             34            6.7
Advertising and promotion                                             217            143             74           51.7
Postage, printing and supplies                                        288            179            109           60.9
Legal, examination, and professional fees                             401            174            227          130.5
Amortization - CDI                                                    330             54            276          511.1
Processing expense                                                    224             91            133          146.2
Other                                                                 733            927           (194)         (20.9)
                                                              -----------   ------------    -----------          -----
                                                              $     7,069   $      5,178    $     1,891           36.5%
                                                              ===========   ============    ===========          =====

     Noninterest income increased $639,000 or 46.6% to $2,011,000 for the third quarter of 2005 compared to $1,372,000 for the same period of 2004. The acquisition of Bank 10 contributed $457,000 of the increase in noninterest income during the third quarter. Excluding income due to the acquisition, service charges on deposit accounts increased $65,000 or 8.4% as a result of increased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Gain on sale of mortgage loans increased $30,000 or 17.5% due to recognition of higher funding gains recognized on sale of mortgage loans. The dollar volume of mortgage loans sold was consistent for the two periods at approximately $11,000,000. Other noninterest income increased $83,000 or 49.7% due to the receipt in 2004 of a refund of vendor charges that incurred in prior years.

     Noninterest expense increased $1,891,000 or 36.5% to $7,069,000 for the third quarter of 2005 compared to $5,178,000 for the third quarter of 2004. Approximately $1,712,000 of the increase in noninterest expense is attributed to the acquisition of Bank 10. Excluding costs associated with the acquisition, salaries and benefits increased $258,000 or 9.2%, occupancy expense increased $37,000 or 12.9%, advertising and promotion increased $26,000 or 18.2%, legal, examination, and professional fees increased $142,000 or 81.6%, processing expense increased $58,000 or 63.7% and other noninterest expense decreased $340,000 or 36.7%. The increase in salaries and employees benefits represents normal salary increases and additional hires as well as increased health care costs. The increase in occupancy expense reflects additional costs associated with two new branch facilities. The increase in advertising and promotion reflects additional advertising and promotion in new market areas. The increase in legal, examination, and professional fees reflects increases in accruals to cover expected costs associated with Sarbanes-Oxley compliance, internal audit and benefit consulting. The increase in processing expense is related to costs associated with switching to a new ATM network. These costs include one-time conversion costs as well as higher monthly costs. The decrease in other noninterest expense reflects a $318,000 IRS settlement that was paid in the third quarter 2004 related to income that had been deferred for tax purposes but not for financial reporting.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.9% for the third quarter of 2005 compared to 31.0% for the third quarter of 2004. The reduction in the effective tax rate is due to an increase in tax-exempt income as a percentage of total income in the current year.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $3,905,000 or 18.6% to $24,947,000 or 3.41% of average earning assets for the nine months of 2005 compared to $21,042,000 or 3.39% of average earning assets for the same period of 2004. The provision for loan losses was $734,000 and $607,000 for the nine months ended September 30, 2005 and 2004 respectively. The increase in the provision for loan losses reflects a high level of charge-offs during the current year compared to the prior year.

     Noninterest income and noninterest expense for the nine-month periods ended September 30, 2005 and 2004 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             INCREASE (DECREASE)
                                                              --------------------------    --------------------------
                                                                 2005           2004          AMOUNT               %
                                                              -----------   ------------    -----------          -----
NONINTEREST INCOME

Service charges on deposit accounts                           $     2,951   $      2,292    $       659           28.8%
Trust department income                                               595            518             77           14.9
Net gain (loss) on sales of calls of debt securities                    -             (8)             8          100.0
Mortgage loan servicing fees, net                                     318            340            (22)          (6.5)
Gain on sale of mortgage loans                                        508            633           (125)         (19.7)
Other                                                                 768            594            174           29.3
                                                              -----------   ------------    -----------          -----
                                                                  $ 5,140        $ 4,369          $ 771           17.6%
                                                              ===========   ============    ===========          =====

NONINTEREST EXPENSE

Salaries and employee benefits                                    $10,220        $ 8,388        $ 1,832           21.8%
Occupancy expense                                                   1,108            838            270           32.2
Furniture and equipment expense                                     1,592          1,453            139            9.6
Advertising and promotion                                             574            386            188           48.7
Postage, printing and supplies                                        707            566            141           24.9
Legal, examination, and professional fees                             985            606            379           62.5
Amortization - CDI                                                    531            161            370          229.8
Processing expense                                                    508            288            220           76.4
Other                                                               2,080          2,154            (74)          (3.4)
                                                              -----------   ------------    -----------          -----
                                                                  $18,305       $ 14,840        $ 3,465           23.3%
                                                              ===========   ============    ===========          =====

     Noninterest income increased $771,000 or 17.6% to $5,140,000 for the nine months of 2005 compared to $4,369,000 for the same period of 2004. $754,000 of the increase in noninterest income resulted from the acquisition of Bank 10. Excluding noninterest income associated with the acquisition, service charge income decreased $26,000 or 1.1%. Trust department income increased $77,000 or 14.9% when compared to the same period in 2004 due primarily to a large distribution fee collected during 2005. Gain on sales of mortgage loans decreased $125,000 or 19.7% due to a decrease in volume of loans originated and sold to the secondary market from approximately $32,058,000 in the first nine months of 2004 to approximately $30,244,000 for the first nine months of 2005. The decrease reflects both lower mortgage servicing rights recorded and lower funding gains recognized on the sales.

     Noninterest expense increased $3,465,000 or 23.3% to $18,305,000 for the first nine months of 2005 compared to $14,840,000 for the same period of 2004. Approximately $2,713,000 of the increase in noninterest expense is attributed to the acquisition of Bank 10. Excluding costs associated with the acquisition, salaries and benefits increased $456,000 or 5.4%, occupancy expense increased $103,000 or 12.3%, advertising and promotion increased $109,000 or 28.2%, legal, examination, and professional fees increased $273,000 or 45.0%, processing expense increased $91,000 or 31.6% and other noninterest expense decreased $308,000 or 14.3%. The increase in salaries and benefits reflects normal salary increases, additional hires and higher health insurance premiums. The increases in occupancy expense and furniture and equipment expense primarily reflect additional costs associated with two new branch facilities. The increase in advertising and promotion expense reflects additional advertising and promotion in new market areas. The increase in legal, examination, and professional fees reflects additional costs incurred with the acquisition and higher audit costs associated with Sarbanes-Oxley compliance, internal audit and benefit consulting. The increase in processing expense is related to costs associated with switching to a new ATM network. The decrease in other noninterest expense reflects a $318,000 IRS settlement that was paid in the third quarter 2004 related to income that had been deferred for tax purposes but not for financial reporting.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.6% for the first nine months of 2005 compared to 31.6% for the same period of 2004. The reduction in the effective tax rate is due to an increase in tax-exempt income as a percentage of total income in the current year.

NET INTEREST INCOME

     Fully taxable equivalent net interest income increased $2,285,000 or 32.1% and $3,905,000 or 18.6% respectively for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. The increase in net interest income for the periods ended September 30, 2005 compared to the periods ended September 30, 2004 was the result of increased earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended September 30, 2005 and 2004.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                     THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                     SEPTEMBER 30, 2005                 SEPTEMBER 30, 2004
                                             ----------------------------------  --------------------------------
                                                            INTEREST     RATE                  INTEREST    RATE
                                               AVERAGE      INCOME/     EARNED/    AVERAGE     INCOME/    EARNED/
                                               BALANCE     EXPENSE/1/   PAID/1/    BALANCE    EXPENSE/1/  PAID/1/
                                             ------------  ----------  --------  -----------  ----------  -------
ASSETS
Loans:/2/
  Commercial                                 $    271,383  $    4,504    6.58%   $   234,451  $    3,384    5.73%
  Real estate                                     481,297       8,275    6.82        334,966       4,831    5.72
  Consumer                                         37,864         828    8.68         36,982         760    8.15
Investment securities:/3/
  U.S Treasury and
    U.S. Gov't Agencies                           170,148       1,419    3.31        161,157         983    2.42
  State and municipal                              51,690         700    5.37         32,392         482    5.90
  Other                                             7,227          57    3.13          5,538          42    3.01
Federal funds sold                                 34,345         314    3.63         22,153          87    1.56
Interest-bearing deposits                           1,038           8    3.06          1,463           4    1.08
                                             ------------  ----------            -----------  ----------

  Total interest earning assets                 1,054,992      16,105    6.06        829,102      10,573    5.06

All other assets                                  119,875                             77,954
Allowance for loan losses                          (9,260)                            (8,692)

                                             ------------                        -----------
  Total assets                               $  1,165,607                        $   898,364
                                             ============                        ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
  NOW accounts                               $    134,709  $      559    1.65%   $   110,422  $      195    0.70%
  Savings                                          58,658          84    0.57         55,578          80    0.57
  Money market                                    154,386       1,018    2.62         93,982         374    1.58
  Deposits of $100 and over                       114,478         920    3.19         82,725         473    2.27
  Other time deposits                             313,517       2,397    3.03        241,677       1,428    2.34
                                             ------------  ----------            -----------  ----------
    Total time deposits                           775,748       4,978    2.55        584,384       2,550    1.73
  Federal funds purchased and
    securities sold under
    agreements to repurchase                       54,525         434    3.16         59,968         209    1.38
  Interest-bearing demand
    notes to US Treasury                              677           6    3.52            654           2    1.21
  Subordinated notes                               49,486         772    6.19         25,774         284    4.37
  Other borrowed money                             52,396         516    3.91         38,262         414    4.29
                                             ------------  ----------            -----------  ----------
    Total interest-bearing liabilities            932,832       6,706    2.85        709,042       3,459    1.94
  Demand deposits                                 129,622                             93,370
  Other liabilities                                 7,184                              5,727
                                             ------------                        -----------
    Total liabilities                           1,069,638                            808,139
  Stockholders' equity                             95,969                             90,225
                                             ------------                        -----------
  Total liabilities and
    stockholders' equity                     $  1,165,607                        $   898,364
                                             ============                        ===========

Net interest income                                        $    9,399                         $    7,114
                                                           ==========                         ==========

Net interest margin/4/                                                   3.53%                              3.40%
                                                                         ====                               ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $243,000 in 2005 and $169,000 in 2004.

/2/   Non-accruing loans are included in the average amounts outstanding.

/3/   Average balances based on amortized cost.

/4/   Net interest income divided by average total interest earning assets.

      The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the nine month periods ended September 30, 2005 and 2004.

                                                     NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2005                 SEPTEMBER 30, 2004
                                             ----------------------------------  --------------------------------
                                                            INTEREST     RATE                  INTEREST    RATE
                                               AVERAGE      INCOME/     EARNED/    AVERAGE     INCOME/    EARNED/
                                               BALANCE     EXPENSE/1/   PAID/1/    BALANCE    EXPENSE/1/  PAID/1/
                                             ------------  ----------  --------  -----------  ----------  -------

ASSETS
Loans:/2/
   Commercial                                $    260,333  $   12,393    6.36%   $   224,145  $    9,463    5.62%
   Real estate                                    424,908      20,577    6.47        330,650      14,084    5.67
   Consumer                                        37,124       2,259    8.14         38,057       2,267    7.94
Investment securities:/3/
   U.S Treasury and
     U.S. Gov't Agencies                          168,682       3,886    3.08        172,247       3,057    2.36
   State and municipal                             42,669       1,774    5.56         30,718       1,407    6.10
   Other                                            6,613         188    3.80          4,984         112    2.99
Federal funds sold                                 35,565         800    3.01         23,509         232    1.31
Interest-bearing deposits                           1,589          28    2.36          2,109          14    0.88
                                             ------------  ----------            -----------  ----------

   Total interest earning assets                  977,483      41,905    5.73        826,419      30,636    4.94

All other assets                                  101,138                             76,352
Allowance for loan losses                          (8,547)                            (8,529)
                                             ------------                        -----------
   Total assets                              $  1,070,074                        $   894,242
                                             ============                        ===========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
   NOW accounts                              $    130,778  $    1,344    1.37%   $   116,481  $      539    0.62%
   Savings                                         55,323         236    0.57         56,638         242    0.57
   Money market                                   140,555       2,489    2.37         80,144         745    1.24
   Deposits of $100 and over                      103,412       2,352    3.04         85,207       1,404    2.20
   Other time deposits                            286,226       6,167    2.88        247,856       4,378    2.35
                                             ------------  ----------            -----------  ----------
     Total time deposits                          716,294      12,588    2.35        586,326       7,308    1.66
   Federal funds purchased and
     securities sold under
     agreements to repurchase                      50,368       1,018    2.70         68,681         565    1.10
   Interest-bearing demand
     notes to US Treasury                             700          14    2.67            647           4    0.82
   Subordinated debentures                         42,972       1,922    5.98         25,774         577    2.98
   Other borrowed money                            46,626       1,416    4.06         26,943       1,140    5.64
                                             ------------  ----------            -----------  ----------
     Total interest-bearing liabilities           856,960      16,958    2.65        708,371       9,594    1.80
   Demand deposits                                112,934                             89,924
   Other liabilities                                6,178                              5,926
                                             ------------                        -----------
     Total liabilities                            976,072                            804,221
   Stockholders' equity                            94,002                             90,021
                                             ------------                        -----------
   Total liabilities and
     stockholders' equity                    $  1,070,074                        $   894,242
                                             ============                        ===========
Net interest income                                        $   24,947                         $    21,042
                                                           ==========                         ===========

Net interest margin/4/                                                   3.41%                              3.39%
                                                                         ====                               ====


/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $628,000 in 2005 and $485,000 in 2004.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                                                  COMPARED TO
                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                     -------------------------------------
                                                                                       CHANGE DUE TO
                                                                     TOTAL        -----------------------
                                                                     CHANGE       VOLUME /3/      RATE /4/
                                                                     ------       ----------      --------
INTEREST INCOME ON A FULLY TAXABLE EQUIVALENT BASIS:
Loans:/1/
  Commercial                                                         $1,120            574           546
  Real estate /2/                                                     3,444          2,391         1,053
  Consumer                                                               68             18            50
Investment securities:/3/
  U.S Treasury and
    U.S. Gov't Agencies                                                 436             58           378
  State and municipal /2/                                               218            264           (46)
  Other                                                                  15             14             1
Federal funds sold                                                      227             67           160
Interest-bearing deposits                                                 4             (1)            5
                                                                     ------          -----         -----

    Total interest income                                             5,532          3,385         2,147

INTEREST EXPENSE:
  NOW accounts                                                       $  364             51           313
  Savings                                                                 4              4            --
  Money market                                                          644            318           326
  Deposits of $100 and over                                             447            218           229
Other time deposits                                                     969            487           482
  Federal funds purchased and
   securities sold under
   agreements to repurchase                                             225            (21)          246
  Interest-bearing demand notes
   of U.S. Treasury                                                       4              -             4
  Subordinated debentures                                               488            336           152
  Other borrowed money                                                  102            142           (40)
                                                                     ------          -----         -----

    Total interest expense                                            3,247          1,535         1,712
                                                                     ------          -----         -----

Net interest income on a fully
   taxable equivalent basis                                          $2,285          1,850           435
                                                                     ======          =====         =====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $243,000 in 2005 and $169,000 in 2004.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                                                    COMPARED TO
                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                     -------------------------------------
                                                                                       CHANGE DUE TO
                                                                      TOTAL       -----------------------
                                                                      CHANGE      VOLUME /3/      RATE /4/
                                                                     --------     ----------      --------
INTEREST INCOME ON A FULLY TAXABLE EQUIVALENT BASIS:

Loans:/1/
  Commercial                                                         $  2,930         1,636         1,294
  Real estate /2/                                                       6,493         4,387         2,106
  Consumer                                                                 (8)          (57)           49
Investment securities:/3/
  U.S Treasury and
    U.S. Gov't Agencies                                                   829           (64)          893
  State and municipal /2/                                                 367           506          (139)
  Other                                                                    76            43            33
Federal funds sold                                                        568           162           406
Interest-bearing deposits                                                  14            (4)           18
                                                                     --------         -----         -----

    Total interest income                                              11,269         6,609         4,660

INTEREST EXPENSE:
  NOW accounts                                                       $    805            73           732
  Savings                                                                  (6)           (6)           --
  Money market                                                          1,744           793           951
  Deposits of $100 and over                                               948           341           607
Other time deposits                                                     1,789           740         1,049
  Federal funds purchased and
   securities sold under
   agreements to repurchase                                               453          (185)          638
  Interest-bearing demand notes
   of U.S. Treasury                                                        10            --            10
  Subordinated debentures                                               1,345           539           806

  Other borrowed money                                                    276           664          (388)
                                                                     --------         -----         -----

    Total interest expense                                              7,364         2,959         4,405
                                                                     --------         -----         -----

Net interest income on a fully
   taxable equivalent basis                                          $  3,905         3,650           255
                                                                     ========         =====         =====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $628,000 in 2005 and $485,000 in 2004.

/2/ Non-accruing loans are included in the average amounts outstanding.

/3/ Change in volume multiplied by yield/rate of prior period.

/4/ Change in yield/rate multiplied by volume of prior period.

LENDING AND CREDIT MANAGEMENT

      Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 66.8% of total assets as of September 30, 2005 compared to 68.1% as of December 31, 2004 and 68.5% as of September 30, 2004.

      Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

      Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At September 30, 2005, our Company was servicing approximately $219,336,000 of loans sold to the secondary market.

      Mortgage loans retained in our Company's portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

      The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, value of underlying collateral and other relevant factors. The allowance for loan losses which is reported as a deduction from loans is available for loan charge-offs. This allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, "classified", and "watch list" loans in order to classify or reclassify loans as "loans requiring attention," "substandard," "doubtful," or "loss". During that review, management also determines which loans should be considered to be "impaired". Management follows the guidance provided in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114) in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement the loan is considered to be impaired. Once a loan has been identified as impaired management generally measures impairment based upon the fair value of the underlying collateral. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.

      The allowance for loan losses was decreased by net loan charge-offs of $2,000, $48,000, and $854,000 for the first, second, and third quarters of 2005 compared to $57,000, $15,000, and $48,000 for the first, second, and third quarters of 2004. The allowance for loan losses was increased by a provision charged to expense of $236,000 for the first quarter of 2005, $237,000 for the second quarter of 2005, and $260,000 for the third quarter of 2005. That compares to a provision of $236,000 for the first quarter of 2004, $210,000 for the second quarter of 2004, and $160,000 for the third quarter of 2004. The $854,000 charge-off during the third quarter of 2005 is primarily represented by a $448,000 charge-off on an auto dealership, a $217,000 charge-off on a real estate foreclosure and a $110,000 commercial loan charge-off. Management had previously allocated $667,000 of the allowance for loan losses to these particular credits.

      The balance of the allowance for loan losses was $8,793,000 at September 30, 2005 compared to $7,496,000 at December 31, 2004 and $8,754,000 at September 30, 2004. $1,418,000 of the increase in the allowance for loan losses represents the balance of Bank 10's allowance acquired in the acquisition. The allowance for loan losses as a percent of outstanding loans was 1.10% at September 30, 2005 compared to 1.18% at December 31, 2004 and 1.42% at September 30, 2004. The decrease in the allowances for loan losses as a percent of outstanding loans reflects both the increase in loan balances as a result of the Bank 10 acquisition as well as the charge-off of loans for which management had made previous provisions in the allowance.

      Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $6,762,000 or 0.85% of total loans at September 30, 2005 compared to $6,092,000 or 0.96% of total loans at December 31, 2004. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                         SEPTEMBER 30, 2005              DECEMBER 31, 2004
                                                    ---------------------------      ------------------------
                                                                     % OF GROSS                    % OF GROSS
                                                    BALANCE             LOANS        BALANCE         LOANS
                                                    -------          ----------      -------       ----------
Nonaccrual loans:
 Commercial                                         $ 5,563                0.70 %    $ 4,213             0.67 %
 Real estate
  Construction                                           15                   -            -                -
  Mortgage                                              841                0.11        1,246             0.20
 Consumer                                                55                0.01           30                -
                                                    -------          ----------      -------       ----------
                                                      6,474                0.82        5,489             0.87
                                                    -------          ----------      -------       ----------
Loans contractually past-due 90 days or
 more and still accruing:
 Commercial                                             142                0.02           12                -
 Real estate
  Construction                                            -                   -            -                -
  Mortgage                                               94                0.01          591             0.09
 Consumer                                                52                0.01            -                -
                                                    -------          ----------      -------       ----------
                                                        288                0.04          603             0.09
                                                    -------          ----------      -------       ----------

 Restructured loans                                       -                   -            -                -
                                                    -------          ----------      -------       ----------
 Total nonperforming loans                            6,762                0.86 %      6,092             0.96 %
                                                                     ==========                    ==========

 Other real estate                                    1,577                               30
 Repossessions                                            -                               42
                                                    -------                          -------
 Total nonperforming assets                         $ 8,339                          $ 6,164
                                                    =======                          =======

The allowance for loan losses was 130.05% of nonperforming loans at September 30, 2005 compared to 123.05% of nonperforming loans at December 31, 2004. The $1,350,000 increase in commercial nonaccrual loans is primarily represented by one large commercial loan to a retail auto dealer. The increase in other real estate owned primarily reflects the foreclosures on one large residential property of approximately $1,236,000 and one commercial property of $212,000.

      It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status at September 30, 2005 and 2004, which would have been recorded under the original terms of those loans, was approximately $489,000 and $350,000 for the nine months ended September 30, 2005 and 2004, respectively. Approximately $43,000 and $50,000 was actually recorded as interest income on such loans for the nine months ended September 30, 2005 and 2004, respectively.

      A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified one additional commercial loan of approximately $142,000 as being impaired at September 30, 2005. The average balance of nonaccrual and other impaired loans for the first nine months of 2005 was approximately $5,807,000. At September 30, 2005 the portion of the allowance for loan losses allocated (both asset-specific and percentage) to impaired loans was $1,485,000 compared to $1,681,000 at December 31, 2004. The balance of impaired loans with no specific loan loss allocations was approximately $5,014,000 at September 30, 2005 compared to approximately $5,225,000 at December 31, 2004.

      As of September 30, 2005 and December 31, 2004 approximately $21,139,000 and $12,879,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The increase in loans having more than normal risk is primarily represented by two large commercial real estate credits. These two credits had documentation exceptions causing them to be classified by regulatory authorities as substandard and special mention. The loans are well secured and performing in accordance with the terms of the loan agreements. In addition to the classified list, our Company also maintains an internal watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

      The expected loss component is generally determined by applying percentages to pools of loans by asset type. These pre-established percentages are based upon standard bank regulatory classification percentages as well as average historical loss percentages. These expected loss estimates are sensitive to changes in delinquency status, realizable value of collateral, and other risk factors.

      The unallocated portion of the allowance is based on management's evaluation of conditions that are not directly reflected in the determination of the asset-specific component and the expected loss component discussed above. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. Conditions evaluated in connection with the unallocated portion of the allowance include general economic and business conditions affecting our key lending areas, credit quality trends (including trends in substandard loans expected to result from existing conditions), collateral values, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of our internal loan review department.

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

      At September 30, 2005, management allocated $6,685,000 of the $8,793,000 total allowance for loan losses to specific loans and loan categories and $2,108,000 was unallocated. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the September 30, 2005 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

      Total assets increased $255,887,000 or 27.7% to $1,179,761,000 at
September 30, 2005 compared to $923,874,000 at December 31, 2004. Total liabilities increased $251,652,000 or 30.2% to $1,083,755,000. Stockholders' equity increased $4,235,000 or 4.6% to $96,006,000. The increase in both total assets and total liabilities is primarily the result of our Company's acquisition of Bank 10 and issuance of additional subordinated debentures. A discussion of the Bank 10 transaction may be found in the section of this report titled "Overview - Recent Events - Bank 10 Transaction."

      Loans increased $160,933,000 to $797,570,000 at September 30, 2005 compared to $636,637,000 at December 31, 2004. Approximately $133,309,000 of the increase in loans reflects loans of Bank 10. Excluding loans acquired in the acquisition of Bank 10, commercial loans increased $14,695,000; real estate construction loans increased $27,052,000; real estate mortgage loans decreased $11,146,000; and consumer loans decreased $2,977,000. The increase in commercial loans and real estate construction loans represents continued strong loan demand, especially in the Jefferson City market. The decrease in real estate mortgage loans is primarily represented by the payoff of one large commercial real estate loan that was refinanced in the commercial finance market. The decrease in consumer loans was also due to the payoff of one very large personal consumer credit.

      Investment in debt securities classified as available-for-sale increased $40,764,000 or 23.7% to $212,482,000 at September 30, 2005 compared to
$171,718,000 at December 31, 2004. Investments classified as available-for-sale are carried at fair value. $29,223,000 of the increase reflects securities of Bank 10. During 2005 the market valuation account decreased $1,185,000 to ($580,000) to reflect the fair value of available-for-sale investments at September 30, 2005 and the net after tax decrease resulting from the change in the market valuation adjustment of $762,000 decreased the stockholders' equity component to ($369,000) at September 30, 2005.

      At December 31, 2004 the market valuation account for the available-for-sale investments of $605,000 increased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $394,000 was reflected as a separate positive component of stockholders' equity.

      Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $19,574,000 or 29.8% to $85,282,000 at September 30, 2005 compared to $65,708,000 at December 31, 2004. Approximately $6,730,000
of the increase represents cash and cash equivalents of Bank 10. Further discussion of this increase may be found in the section of this report titled "Sources and Uses of Funds".

      Premises and equipment increased $10,858,000 or 51.0% to $32,134,000 at September 30, 2005 compared to $21,276,000 at December 31, 2004. The increase reflects $7,119,000 of premises and equipment acquired in the Bank 10 transaction and purchases of premises and equipment of $5,012,000 offset by depreciation expense of $1,274,000. The purchase of premises and equipment primarily reflects construction costs and equipment purchases for two additional branches located in Branson and Lee's Summit, Missouri.

      Goodwill increased $15,127,000 or 60.0% to 40,324,000 at September 30, 2005 compared to $25,197,000 at December 31, 2004. The increase reflects the difference between the purchase price of Bank 10 and the fair value of the identifiable net assets acquired.

      Core deposit intangible increased $4,264,000 or 534.2% to $5,062,000 at September 30, 2005 compared to $798,000 at December 31, 2004. The increase reflects a core deposit intangible of $4,795,000 recorded as part of the Bank 10 acquisition. This intangible asset is being amortized on an accelerated basis over an estimated life of eight years. Additional discussion of intangible assets can be found in the "Intangible Assets" section that follows.

      Total deposits increased $182,835,000 or 25.2% to $909,484,000 at
September 30, 2005 compared to $726,649,000 at December 31, 2004. $151,236,000 of the increase represents deposits of Bank 10. The balance of the increase primarily reflects increased public fund deposits.

      Federal funds purchased and securities sold under agreements to repurchase increased $29,698,000 or 86.0% to $64,213,000 at September 30, 2005 compared to $34,515,000 at

December 31, 2004. $911,000 of the increase represents securities sold under agreements to repurchase of Bank 10. The balance represents an increase in public fund repurchase agreements.

      Subordinated notes increased $23,712,000 or 92.0% to $49,486,000 at September 30, 2005 compared to $25,774,000 at December 31, 2004. Our Company issued $23,712,000 of subordinated notes in March 2005. The proceeds were used to provide part of the finding for the acquisition of Bank 10.

      Other borrowed money increased $12,692,000 or 32.1% to $52,217,000 at September 30, 2005 compared to $39,525,000 at December 31, 2004. The increase reflects $13,259,000 of Federal Home Loan Bank advances acquired in the Bank 10 acquisition reduced by regular amortizing payments due on Federal Home Loan Bank advances.

      The increase in stockholders' equity reflects net income of $7,234,000 less dividends declared of $2,252,000 and ($762,000) change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

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

      Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At September 30, 2005, the amounts of available credit from the FHLB totaled $110,489,000. As of September 30, 2005, the Banks had $52,217,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $45,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of September 30, 2005.

SOURCES AND USES OF FUNDS

      For the nine months ended September 30, 2005 and 2004, net cash provided by operating activities was $10,849,000 and $7,070,000, respectively. $756,000 of the increase in net cash provided by operating activities reflects a higher level of net income. Approximately $2,733,000 reflects a decrease in income tax payments. Our Company paid $2,620,000 in income taxes for the nine-month period ended September 30, 2005 compared to $5,353,000 for the nine-month period ended September 30, 2004. The higher income tax payment in 2004 reflects taxes paid as a result of an IRS settlement related to income that had been deferred for tax purposes but not for financial reporting.

      Net cash used in investing activities was $74,597,000 in 2005 versus $14,646,000 in 2004. The primary increase in cash used in investing activities reflects our Company's purchase of Bank 10. The cash used in this purchase, net of cash and cash equivalents acquired, was $21,801,000. In addition, $1,799,000 more cash was used for purchase of premises and equipment in 2005 versus 2004. Net cash used in securities investment activities was $16,432,000 in 2005 compared to net cash provided of $20,112,000 for the same period of 2004.

      Net cash provided by financing activities was $83,322,000 in 2005 versus $5,753,000 in 2004. Increases in deposits accounted for approximately $33,223,000 of the cash provided by financing activities in 2005 and approximately $22,704,000 in 2004. An additional $23,712,000 of cash was provided by the issuance of subordinated debentures. The proceeds from the issuance of these subordinated debentures were used to finance as part of the purchase of Bank 10. During the same period of 2004 our Company issued $25,774,000 of subordinated debentures and used those proceeds to reduce other borrowed money by $17,951,000. Securities sold under agreements to repurchase increased $28,691,000 in 2005 compared to a $39,004,000 decrease during the same period of 2004.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

      In November 2003, the Emerging Issues Tasks Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The disclosure requirements apply to investment in debt and marketable equity securities that are accounted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Effective for fiscal years ending after December 15, 2003, companies are required to disclose information about debt or marketable equity securities with market values below carrying values. Our Company has adopted the disclosure requirements of EITF Issue No. 03-1 and they are included in Note 5 of our audited consolidated financial statements included in our 2004 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2004.

      In March 2004, the Emerging Issues Task Force, (EITF) came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other than temporary, and record other than temporary losses in earnings.

      In September 2004, the FASB approved a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the delay's scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect.

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

      SOP 03-3 states that an institution may no longer display discounts on purchased loans within the scope of SOP 03-3 on the balance sheet and may not carry over the allowance for loan losses related to such loans. For those loans within the scope of SOP 03-3, this Statement clarifies that a buyer cannot carry over the seller's allowance for loan losses for the acquisition of loans with credit deterioration. Loans acquired with evidence of deterioration in credit quality since origination will need to be accounted for under a new method using an income recognition model. This prohibition also applies to purchases of problem loans not included in a purchase business combination, which would include syndicated loans purchased in the secondary market and loans acquired in portfolio sales. The application of SOP 03-3 did not have a material effect on our Company's financial statements with the acquisition of Bank 10.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 123 (Revised 2004), Share-Based Payment. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This Statement is effective for public entities as of the beginning of the first annual reporting period that begins after September 15, 2005 and will be effective for our Company as of January 1, 2006. See the note to condensed consolidated financial statements titled Earnings per Share for the pro forma net income and net income per share amounts for the quarters ended September 30, 2005 and 2004 as if we had used a fair value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At September 30, 2005, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 7.5% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to 13.1% at December 31, 2004. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

      Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                          EXCHANGE NATIONAL BANCSHARES, INC.

     Date
----------------
                          /s/ James E. Smith
                          -------------------------------------------------
November 9, 2005          James E. Smith, Chairman of the Board
                          and Chief Executive Officer (Principal
                          Executive Officer)

                          /s/ Richard G. Rose
                          -------------------------------------------------
November 9, 2005          Richard G. Rose, Treasurer (Principal Financial
                          Officer and Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                          September 30, 2005 Form 10-Q

Exhibit No.     Description                                                          Page No.
-----------     -----------                                                          --------
3.1             Articles of Incorporation of our Company (filed as Exhibit 3(a)         **
                to our Company's Registration Statement on Form S-4
                (Registration No. 33-54166) and incorporated herein by
                reference).

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

31.1            Certificate of the Chief Executive Officer of our Company               46
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certificate of the Chief Financial Officer of our Company               47
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certificate of the Chief Executive Officer of our Company               48
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certificate of the Chief Financial Officer of our Company               49
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
**  Incorporated by reference.