Form 10-K
period 2005-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2006-03-16
CIK 893847

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the 3,234,233 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $27.44 closing price of such common equity on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was $88,747,354. Aggregate market value excludes an aggregate of 935,614 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 1, 2006, the registrant had 4,298,353 shares of common stock, par value $1.00 per share, issued and 4,169,847 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2005 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.

GENERAL

     Our Company, Exchange National Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Exchange was incorporated under the laws of the State of Missouri on October 23, 1992, and on April 7, 1993 it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares. On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank, Calhoun Bancshares' wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central's wholly-owned subsidiary, Osage Valley Bank. On October 25, 1999, Exchange established ENB Holdings, Inc. as a wholly-owned subsidiary for the sole purpose of effecting the June 16, 2000 merger with CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB. City National subsequently was merged into Exchange National Bank. ENB Holdings owns 27.4% of Exchange National Bank with the balance owned by Exchange. On October 17, 2001, Exchange and Union each received approval from the Federal Reserve and elected to become a financial holding company. On May 2, 2005, our Company, completed its acquisition of 100% of the outstanding capital stock of Bank 10, a Missouri state bank.

     Except as otherwise provided herein, references herein to "Exchange" or our "Company" include Exchange and its consolidated subsidiaries, and references herein to our "Banks" refer to Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10.

DESCRIPTION OF BUSINESS

     EXCHANGE. Exchange is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Our Company's activities currently are limited to ownership, directly or indirectly through subsidiaries, of the outstanding capital stock of Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10. In addition to ownership of its subsidiaries, Exchange may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that Exchange will engage in any business other than that directly related to its ownership of its banking subsidiaries or other financial institutions.

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

     CITIZENS UNION STATE BANK. Citizens Union State Bank was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. Union State Bank converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. On May 4, 2000, Union State Bank merged with Citizens State Bank of Calhoun and changed its name to Citizens Union State Bank and Trust. Citizens Union State Bank has ten banking offices, including its principal office at 102 North Second Street in Clinton, Missouri, three Clinton branch facilities, and a branch facility in each of the Missouri communities of Springfield, Branson, Collins, Lee's Summit, Osceola and Windsor. See "Item 2. Properties".

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

     BANK 10. Bank 10 was founded in 1910 as a Missouri state bank. Bank 10 has banking offices in the Missouri communities of Belton, Drexel, Harrisonville, Independence and Raymore. See "Item 2. Properties".

     Bank 10 is a full service bank conducting a general banking business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.

     Bank 10's deposit accounts are insured by the FDIC to the extent provided by law. Bank 10's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Bank 10 are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Bank 10's common stock. See "Regulation Applicable to Bank Holding Companies " and "Regulation Applicable to our Banks".

EMPLOYEES

     As of December 31, 2005, Exchange and its subsidiaries had approximately 309 full-time and 68 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

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

     Exchange National Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole, Moniteau, and Pulaski Counties. Exchange National Bank's principal competition for deposits and loans comes from eleven other banks within its primary service area of Jefferson City and, to an increasing extent, thirteen other banks in nearby communities. Based on publicly available information, management believes that Exchange National Bank is the second largest (in terms of deposits) of the banks within Cole County. The main competition for Exchange National Bank's trust services is from other commercial banks.

     The areas in which Citizens Union State Bank competes for deposits and loans are its primary service areas of Clinton, Springfield, Branson, Collins, Lee's Summit, Osceola and Windsor, Missouri and its secondary service area of the nearby communities in Henry, St. Clair, Greene and Jackson Counties. Citizens Union State Bank's principal competition for deposits and loans comes from seven other banks within its primary service area and, to an increasing extent, sixty-four other banks in nearby communities. Based on publicly available information, management believes that Citizens Union State Bank is the largest (in terms of deposits) of the banks within Henry County. The main competition for Citizens Union State Bank's trust services is from the trust departments of other commercial banks in the Kansas City area.

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

     Bank 10 competes for deposits and loans in its primary service area of Belton, Drexel, Harrisonville, Independence and Raymore, Missouri and its secondary service area of nearby communities in Cass and Jackson counties. Bank 10's principal competition for deposits and loans comes from banks within its primary service area of Belton and in nearby communities. Based on publicly available information, management believes that Bank 10 is the largest (in terms of deposits) of the eighteen banks within Cass County.

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

     REGULATORY CAPITAL REQUIREMENTS. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited.

     The FRB's capital adequacy guidelines provide for the following types of capital:

Tier 1 capital, also referred to as core capital, calculated as:

          -    common stockholders' equity;

          - plus, perpetual preferred stock and any related surplus (limited to a maximum of 25% of Tier 1 capital elements);

          - plus, minority interests in the equity accounts of consolidated subsidiaries.;

          - less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets and purchased credit card relationships);

          - less, certain credit-enhanced interest only strips and nonfinancial equity investments required to be deducted from capital; and

          -    less, certain deferred tax assets.

Tier 2 capital, also referred to as supplementary capital, calculated as:

          - allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

          - plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

          - plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus (noncumulative and cumulative, without percentage limits);

          - plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

          - plus, hybrid capital instruments (including mandatory convertible debt securities); and

          - plus, term subordinated debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).

     The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.

Total capital, calculated as:

          -    Tier 1 capital;

          -    plus, qualifying Tier 2 capital;

          - less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

          - less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

          - less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.

     The FRB's capital adequacy guidelines require that a bank holding company maintain a Tier 1 leverage ratio equal to at least 4% of its average total consolidated assets, a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets.

     On December 31, 2005, Exchange was in compliance with all of the FRB's capital adequacy guidelines. Exchange's capital ratios on December 31, 2005 are shown below:

                                    Tier 1 Risk-Based    Total Risk-Based Capital
            Leverage Ratio (3%      Capital Ratio (4%        Ratio (8% minimum
           minimum requirement)   minimum requirement)          requirement)
           --------------------   --------------------   ------------------------
Exchange           7.88%                  9.83%                   12.70%

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

REGULATION APPLICABLE TO OUR BANKS

     GENERAL. Exchange National Bank, a national bank, is subject to regulation and examination by the OCC and the FDIC. Citizens Union State Bank, a Missouri state non-member depository trust company, is subject to the regulation of the Missouri Division of Finance and the FDIC. Osage Valley Bank, a Missouri state non-member bank, is subject to the regulation of the Missouri Division of Finance and the FDIC. Bank 10, a Missouri state non-member bank, is subject to the regulation of the Missouri Division of Finance and the FDIC. Each of the OCC and the FDIC is empowered to issue cease and desist orders against our Banks if it determines that activities of any of our Banks represents unsafe and unsound banking practices or violations of law. In addition, the OCC and the FDIC have the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of the bank, not shareholders of Exchange.

     BANK REGULATORY CAPITAL REQUIREMENTS. The OCC and the FDIC have adopted minimum capital requirements applicable to national banks and state non-member banks, respectively, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. A special risk-based capital requirement (including a Tier 3 capital component) applies to certain large banks whose trading activity (on a worldwide consolidated basis) equals 10% or more of their total assets or $1 billion or more. None of our Banks is subject to such special capital requirement:

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

     On December 31, 2005, each of our Banks was in compliance with its federal banking agency's minimum capital requirements. The capital ratios and classifications of each of our Banks as of December 31, 2005 is shown on the following chart.

                                     Tier 1 Risk-Based   Total Risk-Based
                    Leverage Ratio     Capital Ratio       Capital Ratio     Classification
                    --------------   -----------------   ----------------   ----------------
Exchange National
   Bank                  9.41%             11.63%             12.88%        Well-Capitalized
Citizens Union
   State Bank            8.29%              9.82%             10.73%        Well-Capitalized
Osage Valley Bank        6.31%             10.48%             11.43%        Well-Capitalized
Bank 10                  8.24%             10.05%             10.85%        Well-Capitalized

     All of our Banks must be well-capitalized for Exchange to remain a financial holding company.

     DEPOSIT INSURANCE AND ASSESSMENTS. The deposits of our Banks are insured by the BIF administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC's risk-based assessment system requires that BIF members pay varying assessment rates depending upon the level of the institution's capital and the degree of supervisory concern over the institution. The FDIC's assessment rates range from zero cents to 27 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose. As of January 1, 2006, the assessment rate for each of our banks was zero cents per $100 of insured deposits.

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

ITEM 1A. RISK FACTORS.

RISK FACTORS

     We are identifying important risks and uncertainties that could affect our Company's results of operations, financial condition or business and that could cause them to differ materially from our Company's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, our Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below. The risk factors highlighted below are not the only ones that our Company faces.

     BECAUSE WE PRIMARILY SERVE MISSOURI, A DECLINE IN THE LOCAL ECONOMIC CONDITIONS COULD LOWER EXCHANGE'S PROFITABILITY. The profitability of Exchange is dependant on the profitability of its banking subsidiaries, which operate out of central Missouri. The financial condition of these banks is affected by fluctuations in the economic conditions prevailing in the portion of Missouri in which their operations are located. Accordingly, the financial conditions of both Exchange and its banking subsidiaries would be adversely affected by deterioration in the general economic and real estate climate in Missouri.

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

     INTEREST RATE CHANGES MAY REDUCE OUR PROFITABILITY AND OUR BANKING SUBSIDIARIES. The primary source of earnings for Exchange's banking subsidiaries is net interest income. To be profitable, our banks have to earn more money in interest and fees on loans and other interest-earning assets than they pay as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, as has already happened on several occasions since January 2001, the amount of interest our banks earn on loans and investment securities may decrease more rapidly than the amount of interest our banks have to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Exchange and its banking subsidiaries, other factors remaining equal.

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

     OUR PROFITABILITY DEPENDS ON THEIR ASSET QUALITY AND LENDING RISKS. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Exchange's banking subsidiaries are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. A recent review by our new credit officer identified areas of concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration. Our banks' failure to timely and accurately monitor the quality of their loans and other assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries. There is a degree of credit risk associated with any lending activity. Our banks attempt to minimize their credit risk through loan diversification. Although our banks' loan portfolios are varied, with no undue concentration in any one industry, substantially all of the loans in the portfolios have been made to borrowers in central and west central Missouri. Therefore, the loan portfolios are susceptible to factors affecting the central and west central Missouri area and the level of non-performing assets is heavily dependant upon local conditions. There can be no assurance that the level of our banks' non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.

     OUR PROVISIONS FOR PROBABLE LOAN LOSSES MAY NEED TO BE INCREASED. Each of Exchange's banking subsidiaries make a provision for loan losses based upon management's analysis of probable losses in the loan portfolio and consideration of prevailing economic conditions. Each of our banks may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio, provision for loan losses, and real estate acquired by foreclosure of each of our banks. Such agencies may require our banks to recognize additions to the provisions for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for probable loan losses, whether required as a result of regulatory review or initiated by Exchange itself, may materially alter the financial outlook of Exchange and its banking subsidiaries.

     IF WE ARE UNABLE TO SUCCESSFULLY COMPETE FOR CUSTOMERS IN OUR MARKET AREA, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED. Exchange's banking subsidiaries face substantial competition in making loans, attracting deposits and providing other financial products and services. Our banks have numerous competitors for customers in their market area. Such competition for loans comes principally from:

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

     WE MAY EXPERIENCE DIFFICULTIES IN MANAGING OUR GROWTH AND IN EFFECTIVELY INTEGRATING NEWLY ACQUIRED COMPANIES. As part of our general strategy, Exchange may continue to acquire banks and businesses that it believes provide a strategic fit with its business. To the extent that our company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

     - potential exposure to liabilities of the banks and businesses acquired;

     - difficulty and expense of integrating the operations and personnel of the banks and businesses acquired;

     - difficulty and expense of instituting the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprises on a profitable basis;

     -    potential disruption to our existing business and operations;

     -    potential diversion of the time and attention of our management; and

     - impairment of relationships with and the possible loss of key employees and customers of the banks and businesses acquired.

The success of our internal growth strategy will depend primarily on the ability of our banking subsidiaries to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. There is no assurance that we will be successful in implementing our internal growth strategy.

     WE MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS AFFECTING THE FINANCIAL SERVICES INDUSTRY. Banks and bank holding companies such as Exchange are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. The regulatory authorities have extensive discretion in connection with their supervision and enforcement activities and their examination policies, including the imposition of restrictions on the operation of a bank, the classification of assets by an institution and requiring an increase in a bank's allowance for loan losses. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a material adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.

     OUR SUCCESS LARGELY DEPENDS ON THE EFFORTS OF OUR EXECUTIVE OFFICERS. The success of Exchange and its banking subsidiaries has been largely dependant on the efforts of James Smith, Chairman and CEO and David Turner, President and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Messrs. Smith or Turner, or any of the other key executive officers could have a materially adverse effect on Exchange and its banks.

     WE CANNOT PREDICT HOW CHANGES IN TECHNOLOGY WILL AFFECT OUR BUSINESS. The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

     -    telecommunications

     -    data processing

     -    automation

     -    Internet-based banking

     -    telebanking

     -    debit cards and so-called "smart cards"

     Our ability to compete successfully in the future will depend on whether they can anticipate and respond to technological changes. To develop these and other new technologies our Banks will likely have to make additional capital investments. Although our Banks continually invest in new technology, there can be no assurance that our Banks will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     None.

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

     The principal offices of Union and Citizens Union State Bank are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by Citizens Union State Bank, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for Union's and Citizens Union State Bank's operations. Citizens Union State Bank also operates nine branch banking facilities, of which eight are owned by it. Citizens Union State Bank owns its downtown Clinton storage facility, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable storage space, all of which is used in Citizens Union State Bank operations. Citizens Union State Bank owns a branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a two-story building which has approximately 5,760 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns its second branch banking facility, which is located at 608 East Ohio Street in Clinton. This facility is a one-story building which has approximately 3,500 square feet of usable office space, all of which is used for Citizens Union State Bank's operations. Citizens Union State Bank leases its third Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. Citizens Union State Bank leases approximately 600 square feet of space at this facility under a lease having an initial five-year term that expired in January 2004. Citizens Union State Bank exercised the first of two five-year renewal options granted to it for this facility. Citizens Union State Bank owns one Springfield, Missouri branch banking facility located at 321 West Battlefield. The facility is a two-story building constructed in 1986 which has approximately 12,500 square feet of usable office space. The entire upper level (6,600 square feet) is leased to a non-affiliate with the remaining usable office space used for Citizens Union State Bank operations. Citizens Union State Bank owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns a 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. In addition to its existing facilities, Citizens Union State Bank has a branch facility at 125 South Main in Windsor, Missouri. This facility has 3,600 square feet of office space of which 2,800 square feet is used for operations of Citizens Union State Bank. Citizens Union State Bank owns a two story, 11,000 square feet facility at 4675 Gretna Road in Branson which was constructed in 2005. Currently, the entire facility is used for operations of Citizens Union State Bank. Citizens Union State Bank's last branch facility at 300 SW Long View in Lee's Summit was constructed in 2005. The entire 11,700 square feet facility is used for Citizens Union State Bank operations. Management believes that the condition of these banking facilities presently is adequate for Citizens Union State Bank's business and that these facilities are adequately covered by insurance.

     The principal offices of Mid Central Bancorp and Osage Valley Bank are located at 200 Main Street in Warsaw, Missouri. The bank building, which is owned by Osage Valley Bank, is a two-story structure constructed in 1891. It has approximately 8,900 square feet of usable office space, all of which is currently used for Osage Valley Bank's operations. Osage Valley Bank also owns and operates one branch banking facility constructed in 2005. Osage Valley Bank's branch facility is a story and a half structure located at 1891 Commercial Drive in Warsaw, Missouri, and it has approximately 11,000 square feet of usable office space, all of which is used for Osage Valley Bank operations. Management believes that the condition of these banking facilities presently is adequate for Osage Valley Bank's business and that these facilities are adequately covered by insurance.

     The principal offices of Bank 10 are located at 8127 E. 171st Street in Belton, Missouri. The bank building, which is owned by Bank 10, has approximately 13,000 square feet of usable office space, all of which is currently used for Bank 10's operations. Bank 10 also operates five branch banking facilities, of which four are owned by it. Bank 10 owns a Drexel, Missouri branch banking facility located at 115 S 2nd. This facility has approximately 4,000 square feet of usable office space, all of which is used for Bank 10's operations. Bank 10 owns a Harrisonville, Missouri branch banking facility located at 100 Plaza Drive. This facility has approximately 4,000 square feet of usable office space, all of which is used for Bank 10's operations. Bank 10 owns two Independence, Missouri branch banking facilities located at 17430 E 39th Street and 220 W. White Oak. These facilities have approximately 4,070 and 1,800 square feet respectively of usable office space, all of which is used for Bank 10's operations. Bank 10 leases a Raymore, Missouri branch banking facility located at 500 Mott Drive Apartment 103C. This facility has approximately 462 square feet of usable office space, all of which is used for Bank 10's operations. Management believes that the condition of these banking facilities presently is adequate for Bank 10's business and that these facilities are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

     None of Exchange or its subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of our Company's common stock during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in our Company's 2005 Annual Report to Shareholders.

     We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

OUR PURCHASES OF EQUITY SECURITIES

     The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2005:

                       (a) Total       (b)                                     (d) Maximum Number (or
                       Number of     Average    (c) Total Number of Shares    Approximate Dollar Value)
                      Shares (or   Price Paid     (or Units) Purchased as     of Shares (or Units) that
                        Units)      per Share   Part of Publicly Announced   May Yet Be Purchased Under
       Period          Purchased    (or Unit)       Plans or Programs *        the Plans or Programs *
-------------------   ----------   ----------   --------------------------   --------------------------
October 1-31, 2005         0           --                   --                       ___________
November 1-30, 2005        0           --                   --                       ___________
December 1-31, 2005        0           --                   --                       ___________
Total                      0           --                   --                       ___________

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

ITEM 6. SELECTED FINANCIAL DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Selected Consolidated Financial Data" in Exchange's 2005 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exchange's 2005 Annual Report to Shareholders.

FORWARD-LOOKING STATEMENTS

     This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of our Company and its subsidiaries, including, without limitation:

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

We have described additional factors that could cause actual results to be materially different from those described in the forward-looking statements, which factors are identified in Item 1A of this report under the heading "Risk Factors." Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date such statement is made. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2005, the rate shock scenario models indicated that annual net interest income could change by as much as 8.26% should interest rates rise or fall within 200 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to (i) the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Sensitivity and Liquidity" and (ii) the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk", in each case, in our Company's 2005 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in Exchange's 2005 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

INTERNAL CONTROLS OVER FINANCIAL REPORTING.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

          Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control
     - Integrated Framework, our Company's management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The Board of Directors and Shareholders
     Exchange National Bancshares, Inc.:

     We have audited management's assessment, as set forth above, that Exchange National Bancshares, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, management's assessment that Exchange National Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, Exchange National Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-- Integrated Framework issued by COSO.

     We also have audited, in accordance with the standards of the PCAOB (United States), the consolidated balance sheets of Exchange National Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.


     /s/ KPMG LLP
     St. Louis, Missouri
     March 13, 2006

     CHANGES IN INTERNAL CONTROLS.

          There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to (i) the information under the caption "Election of Directors--The Board of Directors," (ii) the information under the caption "Election of Directors--Nominees and Directors Continuing in Office," (iii) the information under the caption "Executive Compensation and Other Information--Executive Officers," (iv) the information under the caption "Election of Directors--Meetings of the Board and Committees," and (v) the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in each case, in Exchange's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

CODE OF ETHICS

     Our Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of this Code of Business Conduct and Ethics has been filed as an exhibit to this Annual Report on Form 10-K for the year ended December 31, 2003. In addition, this Code is available on our internet website (www.exchangebancshares.com) under "Governance Documents." Any substantive amendment to, or waiver from, a provision of this Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to (i) the information under the caption "Executive Compensation and Other Information--Report on Executive Compensation," (ii) the information under the caption "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation," (iii) the information under the caption "Executive Compensation and Other Information--Executive Compensation," (iv) the information under the caption "Executive Compensation and Other Information--Option Grants," (v) the information under the caption "Executive Compensation and Other Information--Option Exercises and Holdings," (vi) the information under the caption "Executive Compensation and Other Information-- Profit-Sharing 401(k) Plan," (vii) the information under the caption "Executive Compensation and Other Information--Stock Option Plan," (viii) the information under the caption "Executive Compensation and Other Information--Pension Plan," (ix) the information under the caption "Executive Compensation and Other Information--Smith Employment Agreement," (x) the information under the caption "Executive Compensation and Other Information--Change of Control Agreement,"
(xi) the information under the caption "Executive Compensation and Other Information--Company Performance," and (xii) the information under the caption "Election of Directors--Compensation of Directors", in each case, in Exchange's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in Exchange's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Our Company has only one equity compensation plan for its employees pursuant to which options, rights or warrants may be granted. See Note 16 to the Consolidated Financial Statements for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2005:

                                                                                  Number of securities remaining
                                Number of securities to     Weighted-average      available for future issuance
                                be issued upon exercise     exercise price of    under equity compensation plans
                                of outstanding options,   outstanding options,   (excluding securities reflected
        Plan category             warrants and rights      warrants and rights            in column (a))
-----------------------------   -----------------------   --------------------   -------------------------------
                                          (a)                       (b)                          (c)
Equity compensation plans
approved by security holders           161,556*                  $24.56                      267,052

Equity compensation plans not
approved by security holders                --                       --                           --

   Total                               161,556*                  $24.56                      267,052

----------
* Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company's Incentive Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Transactions with Directors and Officers" in Exchange's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the captions (i) "Ratification of Selection of Independent Registered Public Accounting Firm--Independent Auditors' Fees" and (ii) "Ratification of Selection of Independent Auditors--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services", in each case, in Exchange's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  Exhibits, Financial Statements and Financial Statement Schedules:

     1.   Financial Statements:

     The following consolidated financial statements of our Company and reports of our Company's independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2005 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

          Report of Independent Registered Public Accounting Firm.

          Consolidated Balance Sheets as of December 31, 2005 and 2004.

          Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

10.2          Exchange National Bancshares, Inc. Incentive Stock Option Plan
              (filed with our Company's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and incorporated herein by reference).*

10.2 Form of Change of Control Agreement and schedule of parties thereto (filed with our Company's Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 as Exhibit 10.2 and incorporated herein by reference).*

13 The Registrant's 2005 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14            Code of Business Conduct and Ethics of our Company (filed with our
              Company's Annual Report on Form 10-K for the year ended December
              31, 2003 as Exhibit 14 and incorporated herein by reference).

21            List of Subsidiaries.

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

                                        EXCHANGE NATIONAL BANCSHARES, INC.


Dated: March 16, 2006                   By /s/ James E. Smith
                                           -------------------------------------
                                           James E. Smith, Chairman of the Board
                                           and Chief Executive Officer

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

Date                                           Signature and Title
----                                           -------------------


March 16, 2006                   /s/ James E. Smith
                                 -----------------------------------------------
                                 James E. Smith, Chairman of the Board and Chief
                                 Executive Officer (Principal Executive Officer)


March 16, 2006                   /s/ Richard G. Rose
                                 -----------------------------------------------
                                 Richard G. Rose, Treasurer (Principal Financial
                                 Officer and Principal Accounting Officer)


March 16, 2006                   /s/ David T. Turner
                                 -----------------------------------------------
                                 David T. Turner, Director


March 16, 2006                   /s/ James R. Loyd
                                 -----------------------------------------------
                                 James R. Loyd, Director


March 16, 2006                   /s/ Charles G. Dudenhoeffer, Jr.
                                 -----------------------------------------------
                                 Charles G. Dudenhoeffer, Jr., Director


March 16, 2006                   /s/ David R. Goller
                                 -----------------------------------------------
                                 David R. Goller, Director


March 16, 2006                   /s/ Philip D. Freeman
                                 -----------------------------------------------
                                 Philip D. Freeman, Director


March 16, 2006                   /s/ Kevin L. Riley
                                 -----------------------------------------------
                                 Kevin L. Riley, Director


March 16, 2006                   /s/ Gus S. Wetzel, II
                                 -----------------------------------------------
                                 Gus S. Wetzel, II, Director

                                  EXHIBIT INDEX

Exhibit No.                         Description                         Page No.
-----------                         -----------                         --------
13            The Registrant's 2005 Annual Report to Shareholders
              (only those portions of this Annual Report to
              Shareholders which are specifically incorporated by
              reference into this Annual Report on Form 10-K shall be
              deemed to be filed with the Commission).

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