Form 10-Q
period 2006-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2006-05-10
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                       or

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of May 10, 2006, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 43 pages
                      Index to Exhibits located on page 39

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    MARCH 31, 2006   DECEMBER 31, 2005
                                                    --------------   -----------------
ASSETS
   Loans:                                           $  826,693,351    $  813,534,876
   Less allowance for loan losses                        9,384,783         9,084,774
                                                    --------------    --------------
      Loans, net                                       817,308,568       804,450,102
   Investments in available for sale debt
      and equity securities, at fair value             200,595,384       179,691,826
   Federal funds sold                                   16,358,933        12,447,981
   Cash and due from banks                              31,451,426        35,282,568
   Premises and equipment                               33,059,785        32,890,908
   Accrued interest receivable                           7,647,176         7,772,573
   Mortgage servicing rights                             1,486,547         1,536,331
   Goodwill                                             40,323,775        40,323,775
   Core deposit intangible                               4,510,763         4,786,460
   Cash surrender value - life insurance                 1,699,559         1,682,836
   Other assets                                          5,622,359         5,605,116
                                                    --------------    --------------
      Total assets                                  $1,160,064,275    $1,126,470,476
                                                    ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Demand deposits                                  $  133,647,595    $  134,364,788
   Time deposits                                       743,818,277       747,090,418
                                                    --------------    --------------
      Total deposits                                   877,465,872       881,455,206
   Federal funds purchased and securities
      sold under agreements to repurchase               56,027,169        36,995,735
   Interest-bearing demand notes to U.S. Treasury          372,179         1,098,337
   Subordinated notes                                   49,486,000        49,486,000
   Advances from Federal Home Loan Bank                 69,303,472        52,179,661
   Accrued interest payable                              3,351,299         3,124,365
   Other liabilities                                     5,745,973         5,398,307
                                                    --------------    --------------
      Total liabilities                              1,061,751,964     1,029,737,611
Stockholders' equity:
   Common stock - $1 par value; 15,000,000 shares
      authorized; 4,298,353 issued                       4,298,353         4,298,353
   Surplus                                              22,072,467        22,030,074
   Retained earnings                                    75,942,056        74,129,117
   Accumulated other comprehensive income (loss),
      net of tax                                        (1,348,056)       (1,072,170)
   Treasury stock, 128,506 shares at cost               (2,652,509)       (2,652,509)
                                                    --------------    --------------
      Total stockholders' equity                        98,312,311        96,732,865
                                                    --------------    --------------
   Total liabilities and stockholders' equity       $1,160,064,275    $1,126,470,476
                                                    ==============    ==============

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Interest income:
   Interest and fees on loans                         $14,724,479   $ 9,736,094
   Interest on debt securities:
      Taxable                                           1,400,870     1,121,606
      Nontaxable                                          484,133       342,914
   Interest on federal funds sold                          93,554       252,652
   Interest on interest-bearing deposits                   26,291        15,922
   Dividends on equity securities                          63,539        58,190
                                                      -----------   -----------
      Total interest income                            16,792,866    11,527,378
                                                      -----------   -----------
Interest Expense:
   NOW accounts                                           390,569       355,545
   Savings                                                 77,774        71,245
   Money market accounts                                1,134,006       644,726
   Certificates of deposit:
      $100,000 and over                                 1,058,128       620,082
      Other time deposits                               2,714,061     1,659,442
   Federal funds purchased and securities sold
      under agreements to repurchase                      510,861       268,122
   Subordinated notes                                     841,739       403,065
   Advances from Federal Home Loan Bank                   602,523       414,690
   Other borrowed money                                     4,659         3,350
                                                      -----------   -----------
      Total interest expense                            7,334,320     4,440,267
                                                      -----------   -----------
      Net interest income                               9,458,546     7,087,111
Provision for loan losses                                 317,500       235,500
                                                      -----------   -----------
Net interest income after provision for loan losses     9,141,046     6,851,611

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                        2006         2005
                                                     ----------   ----------
Noninterest income:
   Service charges on deposit accounts               $1,360,830   $  680,509
   Trust department income                              179,710      182,011
   Loss on sales and calls of debt securities           (18,351)          --
   Mortgage loan servicing fees, net                    114,682      112,767
   Gain on sale of mortgage loans                       112,234      129,696
   Other                                                276,806      226,361
                                                     ----------   ----------
      Total noninterest income                        2,025,911    1,331,344
                                                     ----------   ----------
   Noninterest expense:
   Salaries and employee benefits                     4,345,246    2,885,789
   Occupancy expense                                    452,342      289,770
   Furniture and equipment expense                      519,627      504,229
   Postage, printing and supplies                       292,373      164,151
   Legal, examination, and professional fees            294,223      251,096
   Amortization of intangible assets                    275,697       53,778
   Processing expense                                   212,783       89,247
   Other                                                919,301      737,198
                                                     ----------   ----------
      Total noninterest expense                       7,311,592    4,975,258
                                                     ----------   ----------
Income before income taxes                            3,855,365    3,207,697
Income taxes                                          1,166,758      970,083
                                                     ----------   ----------
Net income                                           $2,688,607   $2,237,614
                                                     ==========   ==========
Basic earning per share                              $     0.64   $     0.54
Diluted earnings per share                           $     0.64   $     0.53

Weighed average shares of common stock outstanding
   Basic                                              4,169,847    4,169,847
   Diluted                                            4,203,607    4,199,268

Dividends per share:
   Declared                                          $     0.21   $     0.18
   Paid                                              $     0.21   $     0.18

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                                                                             2006           2005
                                                                         ------------   ------------
Cash flow from operating activities:
Net income                                                               $  2,688,607   $  2,237,614
   Adjustments to reconcile net income to net cash
      cash provided by operating activities:
      Provision for loan losses                                               317,500        235,500
      Depreciation expense                                                    435,333        396,814
      Net amortization of debt securities premiums and discounts               31,553        233,672
      Amortization of intangible assets                                       275,697         53,778
      Non-cash compensation expense for stock option grants                    42,393             --
      (Increase) decrease in accrued interest receivable                      125,397       (430,211)
      Increase in cash surrender value - life insurance                       (16,723)            --
      (Increase) decrease in other assets                                      94,323       (285,952)
      Increase in accrued interest payable                                    226,934        249,097
      Increase in other liabilities                                           347,666        727,262
      Loss on sales and calls of debt securities                               18,351             --
      Origination of mortgage loans for sale                               (6,138,550)    (9,117,814)
      Proceeds from the sale of mortgage loans held for sale                6,250,784      9,247,510
      Gain on sale of mortgage loans                                         (112,234)      (129,696)
      Loss on disposition of premises and equipment                                --            674
      Other, net                                                                   --         15,180
                                                                         ------------   ------------
         Net cash provided by operating activities                          4,587,031      3,433,428

Cash flow from investing activities:
   Net increase in loans                                                  (13,175,966)    (5,053,259)
   Purchase of available-for-sale debt securities                         (36,981,708)   (81,885,227)
   Proceeds from maturities of available-for-sale debt securities          13,003,919     18,998,012
   Proceeds from calls of available-for-sale debt securities                  610,038      7,872,500
   Proceeds from sales of available-for-sale debt securities                1,993,120      1,071,803
   Purchase of premises and equipment                                        (613,549)    (1,405,439)
   Proceeds from dispositions of premises and equipment                         9,339             --
   Proceeds from sales of other real estate owned and repossessions            83,501         67,037
                                                                         ------------   ------------
         Net cash used in investing activities                            (35,071,306)   (60,334,573)
                                                                         ------------   ------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                                                                             2006           2005
                                                                         ------------   ------------
Cash flow from financing activities:
   Net decrease in demand deposits                                       $   (717,193)  $ (3,014,731)
   Net increase (decrease) in interest-bearing transaction accounts        (4,091,822)    14,110,187
   Net increase in time deposits                                              819,681        183,869
   Net increase in federal funds purchased and securities sold under
      agreements to repurchase                                             19,031,434     16,772,714
   Net decrease in interest-bearing demand notes to U.S. Treasury            (726,158)      (191,745)
   Proceeds from subordinated notes                                                --     23,712,000
   Proceeds from Federal Home Loan Bank borrowings                         47,409,734             --
   Repayment of Federal Home Loan Bank borrowings                         (30,285,923)      (270,848)
   Cash dividends paid                                                       (875,668)      (750,573)
                                                                         ------------   ------------
      Net cash provided by financing activities                            30,564,085     50,550,873
   Net increase (decrease) in cash and cash equivalents                        79,810     (6,350,272)
   Cash and cash equivalents, beginning of period                          47,730,549     65,708,410
                                                                         ------------   ------------
   Cash and cash equivalents, end of period                              $ 47,810,359   $ 59,358,138
                                                                         ============   ============
Supplemental disclosure of cash flow information - Cash paid during period for:
      Interest                                                           $  7,107,386   $  4,191,170
      Income taxes                                                            225,000         70,000
Supplemental schedule of noncash investing activities -
   Other real estate and repossessions acquired in settlement of loans   $         --   $    385,821

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                   Three Months Ended March 31, 2006 and 2005

     The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     It is suggested that these unaudited condensed consolidated interim financial statements be read in conjunction with our Company's audited consolidated financial statements included in its 2005 Annual Report to Shareholders under the caption "Consolidated Financial Statements" and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2005 as Exhibit 13.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of March 31, 2006 and December 31, 2005 and the consolidated statements of earnings for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005.

ACQUISITION

     On May 2, 2005 our Company acquired 100 percent of the outstanding common shares of Bank 10 from Drexel Bancshares, Inc. of Belton, Missouri. Accordingly, the results of operations of Bank 10 have been included in the condensed consolidated financial statements since the date of acquisition. Bank 10 has branches in Belton, Drexel, Independence, Harrisonville, and Raymore, Missouri. As a result of this acquisition our Company expanded our presence in the Kansas City, Missouri metropolitan market.

     A summary of unaudited pro forma combined financial information for the three-month period ended March 31, 2005 for our Company and Bank 10 as if the transaction had occurred on January 1, 2005 follows.

                              Three Months
                                  Ended
                             March 31, 2005
                             --------------
Net interest income            $8,533,579
Net income                      2,389,523
Basic earnings per share       $     0.57
Diluted earnings per share           0.57

EARNINGS PER SHARE

     The following table reflects, for the three-month periods ended March 31, 2006 and 2005, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                      -----------------------
                                         2006         2005
                                      ----------   ----------
Net income, basic and diluted         $2,688,607   $2,237,614
                                      ==========   ==========
Average shares outstanding             4,169,847    4,169,847
Effect of dilutive stock options          33,760       29,421
                                      ----------   ----------
Average shares outstanding
   including dilutive stock options    4,203,607    4,199,268
                                      ==========   ==========
Basic earning per share               $     0.64   $     0.54
Diluted earnings per share            $     0.64   $     0.53

SHARE-BASED COMPENSATION

     Our Company maintains a stock-based incentive program which is discussed in more detail in the "Stock Option Plans" section which follows. Prior to 2006, our Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of our Company's employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the consolidated statements of income for stock options granted to employees, since all options granted under our Company's share incentive programs had an exercise price equal to the fair value of the underlying common stock on the date of the grant.

     Effective January 1, 2006, our Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS No.123(R)) Share-Based Payment. This statement replaces SFAS No. 123 Accounting for Stock-Based Compensation and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensationbe recognized as an expense in the financial statements and that such cost bemeasured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires our Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended March 31, 2006, there were no stock options exercised.

     Total stock-based compensation expense in the first quarter of 2006 was $42,000 ($28,000 after tax), or $0.01 for basic and diluted earnings per share, respectively. As of March 31, 2006, the total unrecognized compensation expense related to non-vested stock awards was $588,000 and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

     The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123(R) had been applied in 2005:

                                                    THREE MONTHS
                                                       ENDED
                                                   MARCH 31, 2005
                                                   --------------
Net income, as reported                              $2,237,614
   Add: share-based compensation expense
      included in reported net income,
      net of related tax effects                             --
   Less: total share-based employee compensation
      expense associated with stock options
      determined under fair value method for all
      option awards, net of related tax effects         (26,501)
                                                     ----------
   Pro forma net income                              $2,211,113
                                                     ==========
Pro forma earnings per common share:
   As reported basic                                 $     0.54
   Pro forma basic                                         0.53
   As reported diluted                                     0.53
   Pro forma diluted                                       0.53

STOCK OPTION PLANS

     On December 4, 2000, the Incentive Stock Option Committee of the board of directors (the "Committee") approved our Company's stock option plan, which provides for the grant of options to purchase up to 450,000 shares of our Company's common stock to officers and other key employees of our Company and its subsidiaries. Terms and conditions (including price, exercise date, and number of shares to which the option relates) are determined by the Committee. All options granted to date have been granted at an exercise price equal to fair value of the underlying shares at the grant date and vest over periods ranging from one to five years except for options granted with respect to 4,821 shares in 2002 that vested immediately.

The following table summarizes our Company's stock option activity for the three months ended March 31, 2006:

                                                                  WEIGHTED
                                         WEIGHTED   AGGREGATE     AVERAGE
                                          AVERAGE   INTRINSIC   CONTRACTUAL
                                         EXERCISE     VALUE         TERM
                               OPTIONS     PRICE      (000)      (IN YEARS)
                               -------   --------   ---------   -----------
Outstanding, January 1, 2006   160,809    $24.54
Granted                         46,380     29.95
Exercised                           --        --
Expired                             --        --
Forfeited                           --        --
                               -------
Outstanding, March 31, 2006    207,189     25.75       $974         7.5
                               =======
Exercisable, March 31, 2006    112,137     21.90        919         6.3

     The weighted average remaining contractual life of options outstanding at March 31, 2006 was approximately 7.5 years.

     The weighted average grant date fair values of stock options granted during the quarter ended March 31, 2006 and the weighted average significant assumptions used to determine those fair values, using the Black-Scholes option-pricing model are as follows:

Options granted during 2006:
   Grant date fair value per share         $6.13
Significant assumptions:
   Risk-free interest rate at grant date    4.61%
   Expected annual rate of
      quarterly dividends                   2.80
   Expected stock price volatility            20
   Expected life to exercise (years)        6.25

     Compensation expense associated with stock option grants is amortized on a straight-line basis over the vesting period of each option, which is generally four years.

COMPREHENSIVE INCOME

     For the three-month periods ended March 31, 2006 and 2005, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 2006 and 2005 is summarized as follows:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                                2006          2005
                                                             ----------   -----------
Net income                                                   $2,688,607   $ 2,237,614
   Other comprehensive loss:
      Net unrealized holding losses on
         investments in debt and equity securities
         available-for-sale, net of taxes                      (287,814)   (1,066,741)
      Adjustment for net securities losses realized in net
         income, net of applicable income taxes                  11,928            --
                                                             ----------   -----------
            Total other comprehensive loss                     (275,886)   (1,066,741)
                                                             ----------   -----------
            Comprehensive income                             $2,412,721   $ 1,170,873
                                                             ==========   ===========

INTANGIBLE ASSETS

     The gross carrying amount and accumulated amortization of our Company's amortizable core deposit intangible assets as of March 31, 2006 and December 31, 2005 is as follows:

                                       MARCH 31, 2006                 DECEMBER 31, 2005
                               ------------------------------   -----------------------------
                               Gross Carrying     Accumulated   Gross Carrying    Accumulated
                                   Amount        Amortization       Amount       Amortization
                               --------------    ------------   --------------   ------------
Amortized intangible assets:
   Core deposit intangible       $7,060,224       (2,549,461)      7,060,224      (2,273,764)
                                 ==========       ==========       =========      ==========

     The aggregate amortization expense of core deposit intangible subject to amortization for the three-month period ended March 31, 2006 and 2005 is as follows:

                                    THREE MONTHS
                                  ENDED MARCH 31,
                                 -----------------
                                   2006      2005
                                 --------   ------
Aggregate amortization expense   $275,697   53,778
                                 ========   ======

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
   For year ending 2006           $1,032,583
   For year ending 2007              922,337
   For year ending 2008              701,443
   For year ending 2009              626,111
   For year ending 2010              526,477

     Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                MARCH 31,
                                       --------------------------
                                           2006           2005
                                       ------------   -----------
Balance, beginning of period           $  1,536,331     1,605,930
Originated mortgage servicing rights         53,745        83,551
Amortization                               (103,529)     (101,189)
                                       ------------   -----------
Balance, end of period                 $  1,486,547     1,588,292
                                       ============   ===========
Mortgage loans serviced                $219,697,000   215,881,000
                                       ============   ===========
Mortgage servicing rights as a
   percentage of loans serviced                0.68%         0.74%
                                       ============   ===========

     The estimated amortization expense of mortgage servicing rights for the next five years is as follows:

Estimated amortization expense:
   For year ending 2006           $427,000
   For year ending 2007            362,000
   For year ending 2008            309,000
   For year ending 2009            229,000
   For year ending 2010            153,000

     Our Company's goodwill associated with the purchase of subsidiaries by reporting segments as of March 31, 2006 and December 31, 2005 is summarized as follows:

                                THE EXCHANGE    CITIZENS UNION     OSAGE
                                NATIONAL BANK     STATE BANK       VALLEY
                                     OF            AND TRUST      BANK OF
                               JEFFERSON CITY     OF CLINTON       WARSAW      BANK 10       TOTAL
                               --------------   --------------   ---------   ----------   ----------
Goodwill associated with the
   purchase of subsidiaries      $4,382,098       16,701,762     4,112,876   15,127,039   40,323,775
                                 ==========       ==========     =========   ==========   ==========

DEFINED BENEFIT RETIREMENT PLAN

     The Exchange National Bank of Jefferson City provides a noncontributory defined benefit pension plan in which all full-time employees become participants upon the later of the completion of one year of qualified service or the attainment of age 21, and in which they continue to participate as long as they continue to be full-time employees, until their retirement, death, or termination of employment prior to normal retirement date. The normal retirement benefits provided under the plan vary depending upon the participant's rate of compensation, length of employment, and social security benefits. Monthly retirement benefits are payable for life with payments guaranteed for the first ten years. Plan assets consist of U.S. Treasury and government agency securities, corporate common stocks and bonds, real estate mortgages, and demand deposits. Disclosure information is based on a measurement date of November 1 for the corresponding year.

     The following table represents the components of the net periodic pension costs for the three month periods ended March 31, 2006 and 2005, respectively:

                                                 ESTIMATED     ACTUAL
                                                    2006        2005
                                                 ---------   ---------
Service cost - benefits earned during the year   $ 615,293   $ 471,319
Interest cost on projected benefit obligations     317,852     276,245
Expected return on plan assets                    (342,134)   (368,873)
Net amortization and deferral                           --     (26,632)
Amortization of prior service cost                  78,628      39,315
Amortization of net gains                           (2,601)         --
                                                 ---------   ---------
Net periodic pension cost - annual               $ 667,038   $ 391,374
                                                 =========   =========
Net periodic pension cost - three months
   ended March 31 (actual)                       $ 167,202   $  97,844
                                                 =========   =========

     Our Company does not expect to make any contribution to the plan during 2006.

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

                                                                   MARCH 31, 2006
                             -----------------------------------------------------------------------------------------
                                              CITIZENS
                             THE EXCHANGE       UNION
                               NATIONAL      STATE BANK        OSAGE
                                BANK OF          AND          VALLEY
                               JEFFERSON      TRUST OF        BANK OF      BANK 10 OF      CORPORATE
                                 CITY          CLINTON         WARSAW        BELTON        AND OTHER         TOTAL
                             ------------   ------------   ------------   ------------   ------------   --------------
Balance sheet information:
Loans, net of allowance
   for loan losses           $377,748,517   $242,180,691   $ 54,421,057   $142,958,303   $         --   $  817,308,568
Debt and equity securities     92,761,103     43,508,901     33,666,649     29,172,731      1,486,000      200,595,384
Goodwill                        4,382,098     16,701,762      4,112,876     15,127,039             --       40,323,775
Intangible assets                      --        529,242             --      3,981,521             --        4,510,763
Total assets                  515,092,502    331,620,864    100,849,682    210,224,056      2,277,171    1,160,064,275
Deposits                      388,656,001    266,883,889     85,087,844    145,226,684     (8,388,546)     877,465,872
Stockholders' equity         $ 49,934,170   $ 43,323,462   $  9,485,153   $ 34,973,771   $(39,404,245)  $   98,312,311
                             ============   ============   ============   ============   ============   ==============

                                                                 DECEMBER 31, 2005
                             -----------------------------------------------------------------------------------------
                                              CITIZENS
                             THE EXCHANGE       UNION
                               NATIONAL      STATE BANK        OSAGE
                                BANK OF          AND          VALLEY
                               JEFFERSON      TRUST OF        BANK OF      BANK 10 OF      CORPORATE
                                 CITY          CLINTON        WARSAW         BELTON        AND OTHER         TOTAL
                             ------------   ------------   ------------   ------------   ------------   --------------
Balance sheet information
Loans, net of allowance
   for loan losses           $374,467,039   $238,347,946   $ 53,132,834   $138,502,283   $         --    $  804,450,102
Debt and equity securities     71,830,503     42,305,412     34,234,784     29,835,127      1,486,000       179,691,826
Goodwill                        4,382,098     16,701,762      4,112,876     15,127,039             --        40,323,775
Intangible assets                      --        583,020             --      4,203,440             --         4,786,460
Total assets                  487,322,716    329,366,100    102,071,064    205,092,903      2,617,693     1,126,470,476
Deposits                      391,682,694    265,370,183     84,823,313    148,430,696     (8,851,680)      881,455,206
Stockholders' equity         $ 49,732,241   $ 42,602,916   $  9,415,739   $ 34,410,079   $(39,428,110)   $   96,732,865
                             ============   ============   ============   ============   ============    ==============

                                                     THREE MONTHS ENDED MARCH 31, 2006
                               -----------------------------------------------------------------------------
                                               CITIZENS
                               THE EXCHANGE      UNION
                                 NATIONAL     STATE BANK      OSAGE
                                  BANK OF         AND        VALLEY
                                 JEFFERSON     TRUST OF      BANK OF    BANK 10 OF   CORPORATE
                                   CITY         CLINTON      WARSAW       BELTON     AND OTHER      TOTAL
                               ------------   ----------   ----------   ----------   ---------   -----------
Statement of earnings:
   Total interest income        $7,741,073    $4,646,317   $1,249,550   $3,130,650   $  25,276   $16,792,866
   Total interest expense        3,054,113     1,739,422      676,420    1,041,914     822,451     7,334,320
                                ----------    ----------   ----------   ----------   ---------   -----------
   Net interest income           4,686,960     2,906,895      573,130    2,088,736    (797,175)    9,458,546
   Provision for loan losses       225,000        75,000       10,500        7,000          --       317,500
   Noninterest income              979,511       425,616      141,109      498,581     (18,906)    2,025,911
   Noninterest expense           2,863,097     2,085,538      509,768    1,691,910     161,279     7,311,592
   Income taxes                    827,400       347,891       41,743      284,224    (334,500)    1,166,758
                                ----------    ----------   ----------   ----------   ---------   -----------
   Net income (loss)            $1,750,974    $  824,082   $  152,228   $  604,183   $(642,860)  $ 2,688,607
                                ==========    ==========   ==========   ==========   =========   ===========

                                               THREE MONTHS ENDED MARCH 31, 2005
                               ----------------------------------------------------------------
                                               CITIZENS
                               THE EXCHANGE      UNION
                                 NATIONAL     STATE BANK      OSAGE
                                  BANK OF         AND        VALLEY
                                 JEFFERSON     TRUST OF      BANK OF    CORPORATE
                                   CITY         CLINTON      WARSAW     AND OTHER      TOTAL
                               ------------   ----------   ----------   ---------   -----------
Statement of earnings:
   Total interest income        $6,576,008    $3,794,507   $1,144,759   $  12,104   $11,527,378
   Total interest expense        2,411,675     1,201,629      485,623     341,340     4,440,267
                                ----------    ----------   ----------   ---------   -----------
   Net interest income           4,164,333     2,592,878      659,136    (329,236)    7,087,111
   Provision for loan losses       150,000        75,000       10,500          --       235,500
   Noninterest income              869,074       383,572       95,375     (16,677)    1,331,344
   Noninterest expense           2,683,542     1,736,459      430,591     124,666     4,975,258
   Income taxes                    695,400       349,685       86,128    (161,130)      970,083
                                ----------    ----------   ----------   ---------   -----------
   Net income (loss)            $1,504,465    $  815,306   $  227,292   $(309,449)  $ 2,237,614
                                ==========    ==========   ==========   =========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS CONCERNING OUR COMPANY'S ABILITY TO EXPAND ITS PRESENCE IN THE KANSAS CITY, MISSOURI METROPOLITAN MARKET, CONCERNING OUR EXPECTED CONTRIBUTIONS TO ANY OF OUR BANK'S BENEFIT PLANS, CONCERNING OUR AMORTIZATION OF CORE DEPOSIT INTANGIBLES OR OTHER ASSETS, THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR FROM THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON OUR COMPANY INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO OUR COMPANY AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH OUR COMPANY CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN OUR COMPANY, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY OUR COMPANY; AND THE ABILITY OF OUR COMPANY TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     REVENUE SOURCE: Through the respective branch network, Exchange National Bank of Jefferson City, Citizens Union State Bank and Trust of Clinton, Osage Valley Bank of Warsaw, and Bank 10 of Belton provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, Warsaw, and Belton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results are consistent with our Company's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.

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

RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2006 of $2,689,000 increased $451,000 when compared to the first quarter of 2005. Diluted earnings per common share for the first quarter of 2006 of $0.64 increased 11 cents or 20.8% when compared to the first quarter of 2005.

     Net interest income (on a tax equivalent basis) was $9,723,000, or 3.83% of average earning assets, for the three months ended March 31, 2006, compared to $7,270,000, or 3.34% of average earning assets, for the same period in 2005. Approximately, $2,089,000 of the $2,453,000 increase in net interest income for the three months ended March 31, 2006 is related to the acquisition of Bank 10. The balance of the increase in net interest income was the result of an increase in average interest-earning assets and an increase in net interest margin.

     Average interest-earning assets for the three months ended March 31, 2006 were $1,030,315,000, an increase of $148,633,000 or 16.9%, compared to average interest-earning assets of $881,682,000 for the same period of 2005. The acquisition of Bank 10 represents approximately $171,896,000 of the increase in interest-earning assets. In addition to the increase due to the acquisition of Bank 10, average loans outstanding increased approximately $39,611,000 while other earning assets decreased $62,874,000. The decrease in other earning assets reflects the use of excess liquidity to fund loan growth and the purchase of Bank 10.

     The yield on average interest-earning assets increased to 6.71% for the three month period ended March 31, 2006 compared to 5.39% for the same period in 2005. The rate paid on interest-bearing liabilities also increased to 3.27% in 2006 compared to 2.36% in 2005. These increased in rates reflect the general increases in market rates as a result of the Federal Reserve Bank's rate activity over the last year.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $2,453,000 or 33.7% to $9,723,000 or 3.83% of average earning assets for the first quarter of 2006 compared to $7,270,000 or 3.34% of average earning assets for the same period of 2005. The provision for loan losses was $318,000 and $236,000 for the three months ended March 31, 2006 and 2005 respectively. The increase in the provision for loan losses reflects a higher level of charge-offs during the first quarter of 2006 compared to 2005 as well as an increase in loan balances. Net charge-offs were $17,000 for the first quarter of 2006 compared to $2,000 for the first quarter of 2005. See Lending and Credit Management in this report for further discussion of first quarter 2006 charge-offs.

     Noninterest income and noninterest expense for the three-month periods ended March 31, 2006 and 2005 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,       INCREASE (DECREASE)
                                                       ------------------   -------------------
NONINTEREST INCOME                                       2006       2005      AMOUNT     %
------------------                                     ---------   ------     ------   -----
Service charges on deposit accounts                     $1,361     $  681     $  680    99.9%
Trust department income                                    180        182         (2)   (1.1)
Net gain (loss) on sales of calls of debt securities       (18)         0        (18)     NM
Mortgage loan servicing fees, net                          114        113          1     0.9
Gain on sale of mortgage loans                             112        130        (18)  (13.8)
Other                                                      277        225         52    23.1
                                                        ------     ------     ------   -----
                                                        $2,026     $1,331     $  695    52.2%
                                                        ======     ======     ======   =====
NONINTEREST EXPENSE
Salaries and employee benefits                          $4,345     $2,886     $1,459   50.6%
Occupancy expense                                          452        290        162    55.9
Furniture and equipment expense                            520        504         16     3.2
Postage, printing and supplies                             292        164        128    78.0
Legal, examination, and professional fees                  294        251         43    17.1
Amortization - CDI                                         276         54        222   411.1
Processing expense                                         213         89        124   139.3
Other                                                      919        737        182    24.7
                                                        ------     ------     ------   -----
                                                        $7,311     $4,975     $2,336   47.0%
                                                        ======     ======     ======   =====

     Noninterest income increased $695,000 or 52.2% to $2,026,000 for the first quarter of 2006 compared to $1,331,000 for the same period of 2005. The acquisition of Bank 10 contributed $499,000 to the increase in noninterest income during the first quarter. Excluding income due to the acquisition, service charges on deposit accounts increased $230,000 or 33.8% as a result of increased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Gain on sale of mortgage loans decreased $18,000 or 13.8% due to a decrease in volume of loans originated and sold to the secondary market from approximately $9,118,000 in the first quarter of 2005 to approximately $6,139,000 for the first quarter of 2006.

     Noninterest expense increased $2,336,000 or 47.0% to $7,311,000 for the first quarter of 2006 compared to $4,975,000 for the first quarter of 2005. Approximately $1,692,000 of the increase in noninterest expense is attributed to the acquisition of Bank 10. Excluding costs associated with the acquisition, salaries and benefits increased $491,000 or 17.2%, occupancy expense increased $58,000 or 20.0%, postage, printing, and supplies increased $56,000 or 34.1%, processing expense increased $28,000 or 31.5% and other noninterest expense increased $62,000 or 8.4%. In addition to the increase in salaries and employees benefits represented by normal salary increases and additional hires, $42,000 of the increase reflects share-based compensation expense recorded as a result of the adoption of SFAS No. 123R, $103,000 reflects increased pension expense and $72,000 represents increased profit sharing expense. The increase in occupancy expense reflects additional costs associated with three new branch facilities. The increase in postage, printing, and supplies reflects both higher postage rates and additional mail volume. The increase in processing expense generally reflects higher costs associated with the various data processing systems utilized by our Company. The increase in other noninterest expense reflects higher expenses in various other categories including, but not limited to, telephone and communications expense, correspondent bank charges, corporate dues, education, and miscellaneous charge-offs.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.3% for the first quarter of 2006 compared to 30.2% for the first quarter of 2005.

NET INTEREST INCOME

     Fully taxable equivalent net interest income increased $2,453,000 or 33.7% for the three month period ended March 31, 2006 compared to the same period in 2005. The increase in net interest income for the period ended March 31, 2006 compared to the period ended March 31, 2005 was the result of increased earning assets and margin.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2006 and 2005.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                  THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                     MARCH 31, 2006                      MARCH 31, 2005
                                           ---------------------------------   -------------------------------
                                                         INTEREST      RATE                INTEREST      RATE
                                             AVERAGE      INCOME/    EARNED/    AVERAGE     INCOME/    EARNED/
                                             BALANCE    EXPENSE/1/   PAID/1/    BALANCE   EXPENSE/1/   PAID/1/
                                           ----------   ----------   -------   --------   ----------   -------
ASSETS
Loans:/2/                                  $  821,412     $14,762     7.29%    $640,104     $ 9,768     6.19%
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies                     136,913       1,370     4.06      158,942       1,122     2.86
   State and municipal                         53,585         736     5.57       34,048         493     5.87
   Other                                        7,169          69     3.90        5,668          58     4.15
Federal funds sold                              8,571          94     4.45       39,929         253     2.57
Interest-bearing deposits                       2,665          26     3.96        2,991          16     2.17
                                           ----------     -------              --------     -------
   Total interest earning assets            1,030,315      17,057     6.71      881,682      11,710     5.39
All other assets                              123,069                            78,763
Allowance for loan losses                      (9,248)                           (7,609)
                                           ----------                          --------
   Total assets                            $1,144,136                          $952,836
                                           ==========                          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW accounts                            $  113,049     $   391     1.40%    $125,645     $   356     1.15%
   Savings                                     55,112          78     0.57       50,428          71     0.57
   Money market                               157,184       1,134     2.93      125,227         645     2.09
   Deposits of $100 and over                  115,460       1,059     3.72       90,540         620     2.78
   Other time deposits                        310,519       2,713     3.54      252,180       1,659     2.67
                                           ----------     -------              --------     -------
      Total time deposits                     751,324       5,375     2.90      644,020       3,351     2.11
   Federal funds purchased and
      securities sold under
      agreements to repurchase                 52,021         511     3.98       48,969         268     2.22
   Interest-bearing demand
      notes to US Treasury                        480           4     3.38          662           3     1.84
   Subordinated notes                          49,486         842     6.90       29,726         403     5.50
   Advances from Federal Home Loan Bank        57,122         602     4.27       39,432         415     4.27
                                           ----------     -------              --------     -------
      Total interest-bearing liabilities      910,433       7,334     3.27      762,809       4,440     2.36
   Demand deposits                            127,499                            92,280
   Other liabilities                            8,305                             5,034
                                           ----------                          --------
      Total liabilities                     1,046,237                           860,123
   Stockholders' equity                        97,899                            92,713
                                           ----------                          --------
   Total liabilities and
      stockholders' equity                 $1,144,136                          $952,836
                                           ==========                          ========
Net interest income                                       $ 9,723                           $ 7,270
                                                          =======                           =======
Net interest margin/4/                                                3.83%                             3.34%
                                                                      ====                              ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $265,000 in 2006 and $182,000 in 2005.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                   THREE MONTHS ENDED MARCH 31, 2006
                                              COMPARED TO
                                   THREE MONTHS ENDED MARCH 31, 2005
                                   ---------------------------------
                                                  CHANGE DUE TO
                                      TOTAL   ---------------------
                                     CHANGE   VOLUME /3/   RATE /4/
                                     ------   ----------   --------
INTEREST INCOME ON A FULLY
   TAXABLE EQUIVALENT BASIS:
Loans:/1/                            $4,994      3,069       1,925
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies               248       (172)        420
   State and municipal /2/              243        269         (26)
   Other                                 11         14          (3)
Federal funds sold                     (159)      (274)        115
Interest-bearing deposits                10         (2)         12
                                     ------     ------      ------
      Total interest income           5,347      2,904       2,443
INTEREST EXPENSE:
   NOW accounts                      $   35        (39)         74
   Savings                                7          7          --
   Money market                         489        191         298
   Deposits of $100 and over            439        197         242
   Other time deposits                1,054        436         618
   Federal funds purchased and
      securities sold under
      agreements to repurchase          243         18         225
   Interest-bearing demand notes
      of U.S. Treasury                    1         (1)          2
   Subordinated debentures              439        317         122
   Other borrowed money                 187        186           1
                                     ------     ------      ------
      Total interest expense          2,894      1,312       1,582
                                     ------     ------      ------
Net interest income on a fully
   taxable equivalent basis          $2,453      1,592         861
                                     ======     ======      ======

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $265,000 in 2006 and $182,000 in 2005.

/2/  Non-accruing loans are included in the average amounts outstanding.

/3/  Change in volume multiplied by yield/rate of prior period.

/4/  Change in yield/rate multiplied by volume of prior period.

LENDING AND CREDIT MANAGEMENT

     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 70.4% of total assets as of March 31, 2006 compared to 71.4% as of December 31, 2005 and 64.9% as of March 31, 2005.

     Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At March 31, 2006, our Company was servicing approximately $219,697,000 of loans sold to the secondary market.

     Mortgage loans retained in our Company's portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

     The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, value of underlying collateral and other relevant factors. The allowance for loan losses which is reported as a deduction from loans is available for loan charge-offs. This allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, "classified", and "watch list" loans in order to classify or reclassify loans as "loans requiring attention," "substandard," "doubtful," or "loss". During that review, management also determines which loans should be considered to be "impaired". Management follows the guidance provided in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114) in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. Once a loan has been identified as impaired management generally measures impairment based upon the fair value of the underlying collateral. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.

     The allowance for loan losses was decreased by net loan charge-offs of $17,000 for the first quarter of 2006 compared to $2,000 for the first quarter of 2005. The allowance for loan losses was increased by a provision charged to expense of $318,000 for the first quarter of 2005. That compares to a provision of $236,000 for the first quarter of 2005.

     The balance of the allowance for loan losses was $9,385,000 at March 31, 2006 compared to $9,085,000 at December 31, 2005 and $7,729,000 at March 31,
2005. $1,216,000 of the increase in the allowance for loan losses from March 31, 2005 to 2006 represents the balance of Bank 10's allowance acquired in the acquisition. The allowance for loan losses as a percent of outstanding loans was 1.14% at March 31, 2006 compared to 1.12% at December 31, 2005 and 1.21% at March 31, 2005. The decrease in the allowances for loan losses as a percent of outstanding loans reflects both the increase in loan balances as a result of the Bank 10 acquisition as well as the charge-off of loans for which management had made previous provisions in the allowance.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $8,624,000 or 1.04% of total loans at March 31, 2006 compared to $9,050,000 or 1.11% of total loans at December 31, 2005. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                           MARCH 31, 2006        DECEMBER 31, 2005
                                       ---------------------   ---------------------
                                                     % OF                    % OF
                                       BALANCE   GROSS LOANS   BALANCE   GROSS LOANS
                                       -------   -----------   -------   -----------
Nonaccrual loans:
   Commercial                          $ 5,386       0.65%     $ 5,705       0.70%
   Real estate:
      Construction                       1,803       0.22        1,760       0.22
      Mortgage                             849       0.10        1,090       0.13
   Consumer                                 55       0.01           56       0.01
                                       -------       ----      -------       ----
                                         8,093       0.98        8,611       1.06
                                       -------       ----      -------       ----
Loans contractually past-due 90 days
   or more and still accruing:
   Commercial                               --         --          238       0.03
   Real estate:
      Construction                          --         --           --         --
      Mortgage                             517       0.06          187       0.02
   Consumer                                 14         --           14         --
                                       -------       ----      -------       ----
                                           531       0.06          439       0.05
                                       -------       ----      -------       ----
   Restructured loans                       --         --           --         --
                                       -------       ----      -------       ----
   Total nonperforming loans             8,624       1.04%       9,050       1.11%
                                                     ====                    ====
   Other real estate                     1,484                   1,568
   Repossessions                            --                      --
                                       -------                 -------
   Total nonperforming assets          $10,108                 $10,618
                                       =======                 =======

     The allowance for loan losses was 108.82% of nonperforming loans at March 31, 2006 compared to 100.39% of nonperforming loans at December 31, 2005. There has been no material change in the overall level of nonperforming assets since the prior year-end.

     It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of those loans, was approximately $540,000 and $267,000 for the three months ended March 31, 2006 and 2005, respectively. Approximately $8,000 and $3,000 was actually recorded as interest income on such loans for the three months ended March 31, 2006 and 2005, respectively.

     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $1,894,000 of additional loans as being impaired at March 31, 2006. The average balance of nonaccrual and other impaired loans for the first three months of 2006 was approximately $10,333,000. At March 31, 2006 the portion of the allowance for loan losses allocated (both asset-specific and percentage) to impaired loans was $2,382,000 compared to $2,392,000 at December 31, 2005. The balance of impaired loans with no specific loan loss allocations was approximately $1,369,000 at March 31, 2006 compared to approximately $1,217,000 at December 31, 2005.

     As of March 31, 2006 and December 31, 2005 approximately $17,631,000 and $16,387,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The increase in loans having more than normal risk is primarily represented by two large commercial real estate credits. These two credits had documentation exceptions causing them to be classified by regulatory authorities as substandard and special mention. The loans are well secured and performing in accordance with the terms of the loan agreements. In addition to the classified list, our Company also maintains an internal watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

     At March 31, 2006, management allocated $8,624,000 of the $9,385,000 total allowance for loan losses to specific loans and loan categories and $761,000 was unallocated. This is in comparison to at December 31, 2005, management allocated $8,062,000 of the $9,085,000 total allowance for loan losses to specific loans and loan categories and $1,023,000 was unallocated. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the March 31, 2006 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

     Total assets increased $33,594,000 or 3.0% to $1,160,064,000 at March 31,
2006 compared to $1,126,470,000 at December 31, 2005. Total liabilities increased $32,014,000 or 3.1% to $1,061,752,000. Stockholders' equity increased $1,579,000 or 1.6% to $98,312,000. The increase in assets reflects growth in both the loan portfolio and the investment portfolio. The increase in liabilities reflects increases in securities sold under agreements to repurchase and other borrowed funds.

     Loans increased $13,158,000 to $826,693,000 at March 31, 2006 compared to $813,535,000 at December 31, 2005. Commercial loans increased $1,235,000; real estate construction loans increased $18,685,000; real estate mortgage loans decreased $3,055,000; and consumer loans decreased $3,707,000. The increase in commercial loans and real estate construction loans represents continued strong loan demand in all our market areas. The decrease in real estate mortgage loans reflects generally higher mortgage rates in the market since year-end. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers' financing programs which generally tend to offer more favorable financing rates than our Company. Our Company chose to not aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio declined in balance.

     Investment in debt securities classified as available-for-sale increased $20,903,000 or 11.6% to $200,595,000 at March 31, 2006 compared to $179,692,000 at December 31, 2005. Investments classified as available-for-sale are carried at fair value. During 2006 the market valuation account decreased $421,000 to ($2,060,000) to reflect the fair value of available-for-sale investments at March 31, 2006 and the net after tax decrease resulting from the change in the market valuation adjustment of $276,000 decreased the stockholders' equity component to ($1,348,000) at March 31, 2006. The increase in debt securities represents securities purchased as collateral for increased public funds.

     At December 31, 2005 the market valuation account for the available-for-sale investments of ($1,639,000) decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of ($1,072,000) was reflected as a separate component of stockholders' equity.

     Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $80,000 or 0.2% to $47,810,000 at March 31, 2006 compared to $47,731,000 at December 31, 2005. Further discussion of this increase may be found in the section of this report titled "Sources and Uses of Funds".

     Premises and equipment increased $169,000 or 0.5% to $33,060,000 at March 31, 2006 compared to $32,891,000 at December 31, 2005. The increase reflects purchases of premises and equipment $614,000 offset by depreciation expense of $435,000.

     Total deposits decreased $3,989,000 or .45% to $877,466,000 at March 31, 2006 compared to $881,455,000 at December 31, 2005.

     Federal funds purchased and securities sold under agreements to repurchase increased $19,031,000 or 51.4% to $56,027,000 at March 31, 2006 compared to
$36,996,000 at December 31, 2005. The balance represents an increase in public fund repurchase agreements.

     Other borrowed money increased $17,124,000 or 32.8% to $69,303,000 at March 31, 2006 compared to $52,179,000 at December 31, 2005. The increase reflects new borrowings of $47,000,000 reduced by repayments of $30,286,000. $8,000,000 of the net increase reflects an advance funding of a future maturity in order to lock in a lower funding rate. The balance of the net increases reflects funding of loan growth.

     The increase in stockholders' equity reflects net income of $2,688,000 less dividends declared of $875,000 and ($276,000) change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

     No material changes in our Company's liquidity or capital resources have occurred since December 31, 2005.

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

     Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At March 31, 2006, the amounts of available credit from the FHLB totaled $58,874,000. As of March 31, 2006, the Banks had $69,303,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $45,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of March 31, 2006.

SOURCES AND USES OF FUNDS

     For the three months ended March 31, 2006 and 2005, net cash provided by operating activities was $4,587,000 and $3,433,000, respectively. $451,000 of the increase in net cash provided by operating activities reflects a higher level of net income. Approximately $556,000 represents the change in accrued interest receivable.

     Net cash used in investing activities was $35,071,000 in 2006 versus $60,335,000 in 2005. The primary decrease in cash used in investing activities reflects lower purchases of debt securities during the first quarter of 2006 versus the same period in 2005.

     Net cash provided by financing activities was $30,564,000 in 2006 versus $50,551,000 in 2005. The decrease in cash proved by financing activities in 2006 compared to 2005 is primarily represented by a $23,712,000 issuance of subordinated notes in the first quarter of 2005 to partially fund the purchase of Bank 10. In addition, an increase in interest-bearing transaction accounts provided approximately $14,110,000 of cash during the first quarter of 2005 compared to a decrease in interest-bearing accounts of approximately $4,000,000 during the first quarter of 2006.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 156"). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. Our Company is currently evaluating the impact of the adoption of SFAS No. 156; however, it is not expected to have a material impact on our Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At March 31, 2006, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 4.5% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to 8.3% at December 31, 2005. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

     Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             NONE

Item 1A. Risk Factors                                                  NONE

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

                                        EXCHANGE NATIONAL BANCSHARES, INC.

    Date
    ----


                                        /s/ James E. Smith
                                        ----------------------------------------
May 10, 2006                            James E. Smith, Chairman of the Board
                                        and Chief Executive Officer (Principal
                                        Executive Officer)


                                        /s/ Richard G. Rose
                                        ----------------------------------------
May 10, 2006                            Richard G. Rose, Treasurer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                            March 31, 2006 Form 10-Q

Exhibit No.   Description                                               PAGE NO.
-----------   -----------                                               --------
3.1           Articles of Incorporation of our Company (filed as           **
              Exhibit 3(a) to our Company's Registration Statement on
              Form S-4 (Registration No. 33-54166) and incorporated
              herein by reference).

3.2           Bylaws of our Company (filed as Exhibit 3.2 to our           **
              Company's Annual Report on Form 10-K for the fiscal
              year ended December 31, 2002 (Commission file number
              0-23636) and incorporated herein by reference).

4             Specimen certificate representing shares of our              **
              Company's $1.00 par value common stock (filed as
              Exhibit 4 to our Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1999 (Commission
              file number 0-23636) and incorporated herein by
              reference).

31.1          Certificate of the Chief Executive Officer of our            40
              Company pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

31.2          Certificate of the Chief Financial Officer of our            41
              Company pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

32.1          Certificate of the Chief Executive Officer of our            42
              Company pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

32.2          Certificate of the Chief Financial Officer of our            43
              Company pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

----------
**   Incorporated by reference.