Form 10-Q
period 2006-06-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2006-08-09
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                       or

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

As of August 9, 2006, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 47 pages
                      Index to Exhibits located on page 47

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       JUNE 30, 2006   DECEMBER 31, 2005
                                                      --------------   -----------------
ASSETS
   Loans:                                             $  834,369,769    $  813,534,876
   Less allowance for loan losses                          9,335,047         9,084,774
                                                      --------------    --------------
      Loans, net                                         825,034,722       804,450,102
   Investments in available for sale debt
      securities, at fair value                          179,103,697       173,389,101
   Investments in equity securities, at cost               6,814,500         6,302,725
   Federal funds sold                                     22,215,186        12,447,981
   Cash and due from banks                                32,579,791        35,282,568
   Premises and equipment                                 33,395,496        32,890,908
   Accrued interest receivable                             8,171,170         7,772,573
   Mortgage servicing rights                               1,434,227         1,536,331
   Goodwill                                               40,323,775        40,323,775
   Core deposit intangible                                 4,252,615         4,786,460
   Cash surrender value - life insurance                   1,710,451         1,682,836
   Other assets                                            6,550,347         5,605,116
                                                      --------------    --------------
      Total assets                                    $1,161,585,977    $1,126,470,476
                                                      ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Demand deposits                                    $  142,712,557    $  134,364,788
   Time deposits                                         756,136,753       747,090,418
                                                      --------------    --------------
      Total deposits                                     898,849,310       881,455,206
   Federal funds purchased and securities
      sold under agreements to repurchase                 46,084,905        36,995,735
   Interest-bearing demand notes to U.S. Treasury            447,574         1,098,337
   Subordinated notes                                     49,486,000        49,486,000
   Advances from Federal Home Loan Bank, Des Moines       57,879,739        52,179,661
   Accrued interest payable                                3,819,811         3,139,130
   Other liabilities                                       5,393,284         5,383,542
                                                      --------------    --------------
      Total liabilities                                1,061,960,623     1,029,737,611
Stockholders' equity:
   Common stock - $1 par value; 15,000,000 shares
      authorized; 4,298,353 issued                         4,298,353         4,298,353
   Surplus                                                22,132,641        22,030,074
   Retained earnings                                      77,999,573        74,129,117
   Accumulated other comprehensive loss, net of tax       (2,152,704)       (1,072,170)
   Treasury stock, 128,506 shares at cost                 (2,652,509)       (2,652,509)
                                                      --------------    --------------
      Total stockholders' equity                          99,625,354        96,732,865
                                                      --------------    --------------
   Total liabilities and stockholders' equity         $1,161,585,977    $1,126,470,476
                                                      ==============    ==============

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                      -------------------------   -------------------------
                                                          2006          2005          2006          2005
                                                      -----------   -----------   -----------   -----------
Interest income:
   Interest and fees on loans                         $15,756,514   $11,826,533   $30,480,993   $21,562,627
   Interest on debt securities:
      Taxable                                           1,375,081     1,344,608     2,775,951     2,466,214
      Nontaxable                                          477,003       405,528       961,136       748,442
   Interest on federal funds sold                         213,606       233,508       307,160       486,160
   Interest on interest-bearing deposits                   30,709         4,580        57,000        20,502
   Dividends on equity securities                          76,908        72,506       140,447       130,696
                                                      -----------   -----------   -----------   -----------
      Total interest income                            17,929,821    13,887,263    34,722,687    25,414,641
                                                      -----------   -----------   -----------   -----------
Interest Expense:
   NOW accounts                                           391,007       429,816       781,576       785,361
   Savings                                                 75,885        80,644       153,659       151,889
   Money market accounts                                1,258,016       825,936     2,392,022     1,470,662
   Certificates of deposit:
      $100,000 and over                                 1,207,225       811,613     2,265,353     1,431,695
      Other time deposits                               2,992,934     2,111,065     5,706,995     3,770,507
   Federal funds purchased and securities sold
      under agreements to repurchase                      486,090       315,697       996,951       583,819
   Subordinated notes                                     874,000       746,544     1,715,739     1,149,609
   Advances from Federal Home Loan Bank                   801,416       484,862     1,403,939       899,552
   Other borrowed money                                     8,699         4,929        13,358         8,279
                                                      -----------   -----------   -----------   -----------
      Total interest expense                            8,095,272     5,811,106    15,429,592    10,251,373
                                                      -----------   -----------   -----------   -----------
      Net interest income                               9,834,549     8,076,157    19,293,095    15,163,268
Provision for loan losses                                 310,500       237,667       628,000       473,167
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     9,524,049     7,838,490    18,665,095    14,690,101

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                     -----------------------   -------------------------
                                                        2006         2005          2006          2005
                                                     ----------   ----------   -----------   -----------
Noninterest income:
   Service charges on deposit accounts               $1,516,875   $1,019,169   $ 2,877,705   $ 1,699,678
   Trust department income                              228,369      247,954       408,079       429,965
   Loss on sales and calls of debt securities                --           --       (18,351)           --
   Mortgage loan servicing fees, net                    109,594      104,032       224,276       216,799
   Gain on sale of mortgage loans                        89,600      176,891       201,834       306,587
   Other                                                304,742      249,145       581,548       475,506
                                                     ----------   ----------   -----------   -----------
      Total noninterest income                        2,249,180    1,797,191     4,275,091     3,128,535
                                                     ----------   ----------   -----------   -----------
Noninterest expense:
   Salaries and employee benefits                     4,342,902    3,434,712     8,688,148     6,320,501
   Occupancy expense                                    447,824      386,336       900,166       676,106
   Furniture and equipment expense                      542,858      541,999     1,062,485     1,046,228
   Postage, printing and supplies                       291,546      254,871       583,919       419,022
   Legal, examination, and professional fees            318,866      333,148       613,089       584,244
   Amortization of intangible assets                    258,148      147,528       533,845       201,306
   Processing expense                                   302,237      195,179       515,020       284,426
   Other                                                953,086      967,084     1,872,387     1,704,282
                                                     ----------   ----------   -----------   -----------
      Total noninterest expense                       7,457,467    6,260,857    14,769,059    11,236,115
                                                     ----------   ----------   -----------   -----------
Income before income taxes                            4,315,762    3,374,824     8,171,127     6,582,521
Income taxes                                          1,382,577    1,030,021     2,549,335     2,000,104
                                                     ----------   ----------   -----------   -----------
Net income                                           $2,933,185   $2,344,803   $ 5,621,792   $ 4,582,417
                                                     ==========   ==========   ===========   ===========
Basic earning per share                              $     0.70   $     0.56   $      1.35   $      1.10
Diluted earnings per share                           $     0.70   $     0.56   $      1.34   $      1.09
Weighed average shares of common stock outstanding
   Basic                                              4,169,847    4,169,847     4,169,847     4,169,847
   Diluted                                            4,202,079    4,198,333     4,202,891     4,198,808

Dividends per share:
   Declared                                          $     0.21   $     0.18   $      0.42   $      0.36
   Paid                                              $     0.21   $     0.18   $      0.42   $      0.36

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------
                                                         2006            2005
                                                     ------------   -------------
Cash flow from operating activities:
Net income                                           $  5,621,792   $   4,582,417
   Adjustments to reconcile net income to net cash
      cash provided by operating activities:
      Provision for loan losses                           628,000         473,167
      Depreciation expense                                887,099         842,543
      Net amortization of debt securities premiums
         and discounts                                     24,181         425,137
      Amortization of intangible assets                   533,845         201,306
      Non-cash compensation expense for stock
         based compensation                               102,567              --
      Increase in accrued interest receivable            (398,597)       (762,388)
      Increase in cash surrender value -
         life insurance                                   (27,615)         (9,042)
      Increase in other assets                           (104,893)       (349,526)
      Increase in accrued interest payable                680,681         792,565
      Increase in other liabilities                         9,742         569,970
      Loss on sales and calls of debt securities           18,351              --
      Origination of mortgage loans for sale          (10,831,923)    (19,077,940)
      Proceeds from the sale of mortgage loans
         held for sale                                 11,033,757      19,384,527
      Gain on sale of mortgage loans                     (201,834)       (306,587)
      Loss on disposition of premises
         and equipment                                     22,989             674
      Other, net                                               --          15,180
                                                     ------------   -------------
         Net cash provided by operating activities      7,998,142       6,782,003
                                                     ------------   -------------
   Cash flow from investing activities:
      Net increase in loans                           (21,463,240)    (21,907,593)
      Purchase of available-for-sale
         debt securities                              (94,746,721)   (149,808,331)
      Proceeds from maturities of available-for-
         sale debt securities                          84,743,761     116,555,508
      Proceeds from calls of available-for-sale
         debt securities                                  610,038      13,172,500
      Proceeds from sales of available-for-sale
         debt securities                                1,985,020       1,071,803
      Purchase of equity securities                    (1,008,150)       (812,450)
      Proceeds from sales of equity securities            495,500          95,800
      Acquisition of subsidiary, net of cash and
         cash equivalents acquired                             --     (21,798,564)
      Purchase of premises and equipment               (1,446,926)     (3,127,280)
      Proceeds from dispositions of premises
         and equipment                                     32,250              --
      Proceeds from sales of other real estate
         owned and repossessions                           83,501       1,439,880
                                                     ------------   -------------
         Net cash used in investing activities        (30,714,967)    (65,118,727)
                                                     ------------   -------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                           SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                               2006           2005
                                                          -------------   -----------
Cash flow from financing activities:
   Net increase in demand deposits                        $   8,347,769   $ 8,252,832
   Net increase (decrease) in interest-bearing
      transaction accounts                                   (3,992,022)   23,663,971
   Net increase in time deposits                             13,038,357    10,283,788
   Net increase in federal funds purchased and
      securities sold under agreements to repurchase          9,089,170     8,370,728
   Net increase (decrease) in interest-bearing
      demand notes to U.S. Treasury                            (650,763)      137,083
   Proceeds from issuance of subordinated notes                      --    23,712,000
   Proceeds from Federal Home Loan Bank borrowings          123,624,684     3,500,000
   Repayment of Federal Home Loan Bank borrowings          (117,924,606)   (3,793,180)
   Cash dividends paid                                       (1,751,336)   (1,501,144)
                                                          -------------   -----------
      Net cash provided by financing activities              29,781,253    72,626,078
                                                          -------------   -----------
Net increase in cash and cash equivalents                     7,064,428    14,289,354
Cash and cash equivalents, beginning of period               47,730,549    65,708,410
                                                          -------------   -----------
Cash and cash equivalents, end of period                  $  54,794,977   $79,997,764
                                                          =============   ===========
Supplemental disclosure of cash flow information -
   Cash paid during period for:
      Interest                                            $  14,748,911   $ 9,450,543
      Income taxes                                            2,660,000     1,600,000
Supplemental schedule of noncash investing activities -
   Other real estate and repossessions
      acquired in settlement of loans                     $     250,620   $ 1,880,141

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                Three and Six Months Ended June 30, 2006 and 2005

     The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of June 30, 2006 and December 31, 2005 and the consolidated statements of earnings for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.

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

     A summary of unaudited pro forma combined financial information for the three-month and six-month periods ended June 30, 2005 for our Company and Bank 10 as if the transaction had occurred on January 1, 2005 as follows:

                              Three Months     Six Months
                                 Ended           Ended
                             June 30, 2005   June 30, 2005
                             -------------   -------------
Net interest income            $8,593,966     $16,896,125
Net income                      2,403,826       4,695,768
Basic earnings per share       $     0.58     $      1.13
Diluted earnings per share           0.57            1.12

EARNINGS PER SHARE

     The following table reflects, for the three-month and six-month periods ended June 30, 2006 and 2005, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                      ----------   ----------   ----------   ----------
                                         2006         2005         2006         2005
                                      ----------   ----------   ----------   ----------
Net income, basic and diluted         $2,933,185   $2,344,803   $5,621,792   $4,582,417
                                      ==========   ==========   ==========   ==========
Average shares outstanding             4,169,847    4,169,847    4,169,847    4,169,847
Effect of dilutive stock options          32,232       28,521       33,044       29,234
                                      ----------   ----------   ----------   ----------
Average shares outstanding
   including dilutive stock options    4,202,079    4,198,368    4,202,891    4,199,081
                                      ==========   ==========   ==========   ==========
Basic earning per share               $     0.70   $     0.56   $     1.35   $     1.10
Diluted earnings per share            $     0.70   $     0.56   $     1.34   $     1.09

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

     Effective January 1, 2006, our Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS No.123(R)) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires our Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended June 30, 2006, there were no stock options exercised.

     Total stock-based compensation expense for the three-month and six-month periods ended June 30, 2006 was $42,000 ($28,000 after tax) and $103,000
($68,000 after tax). As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock awards was $528,000 and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

     The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123(R) had been applied in 2005:

                                                    THREE MONTHS     SIX MONTHS
                                                       ENDED           ENDED
                                                   JUNE 30, 2005   JUNE 30, 2005
                                                   -------------   -------------
Net income, as reported                              $2,344,803      $4,582,417
   Add: share-based compensation expense
      included in reported net income,
      net of related tax effects                             --              --
   Less: total share-based employee compensation
      expense associated with stock options
      determined under fair value method for all
      option awards, net of related tax effects         (35,700)        (71,399)
                                                     ----------      ----------
Pro forma net income                                 $2,309,103      $4,511,018
                                                     ==========      ==========
Pro forma earnings per common share:
   As reported basic                                 $     0.56      $     1.10
   Pro forma basic                                         0.55            1.08
   As reported diluted                                     0.56            1.09
   Pro forma diluted                                       0.55            1.07

STOCK OPTION PLANS

     On December 4, 2000, the Incentive Stock Option Committee of the board of directors (the "Committee") approved our Company's stock option plan, which provides for the grant of options to purchase up to 450,000 shares of our Company's common stock to officers and other key employees of our Company and its subsidiaries. Terms and conditions (including price, exercise date, and number of shares to which the option relates) are determined by the Committee. All options granted to date have been granted at an exercise price equal to fair value of the underlying shares at the grant date and vest over periods ranging from one to seven years except for options granted with respect to 4,821 shares in 2002 that vested immediately.

The following table summarizes our Company's stock option activity for the six-month period ended June 30, 2006:

                                                                  WEIGHTED
                                         WEIGHTED   AGGREGATE     AVERAGE
                                          AVERAGE   INTRINSIC   CONTRACTUAL
                                         EXERCISE     VALUE         TERM
                               OPTIONS     PRICE      (000)      (IN YEARS)
                               -------   --------   ---------   -----------
Outstanding, January 1, 2006   160,809    $24.54
Granted                         46,380     29.95
Exercised                           --        --
Expired                             --        --
Forfeited                           --        --
                               -------
Outstanding, June 30, 2006     207,189     25.75       $962         7.3
                               =======
Exercisable, June 30, 2006     112,137     21.90        909         6.0

     The weighted average grant date fair values of stock options granted during the quarter ended June 30, 2006 and the weighted average significant assumptions used to determine those fair values, using the Black-Scholes option-pricing model are as follows:

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

COMPREHENSIVE INCOME

     For the three-month and six-month periods ended June 30, 2006 and 2005, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005 is summarized as follows:

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             -----------------------   ------------------------
                                                                2006         2005         2006          2005
                                                             ----------   ----------   -----------   ----------
Net income                                                   $2,933,185   $2,344,803   $ 5,621,792   $4,582,417
   Other comprehensive income (loss):
      Net unrealized holding gains (losses) on
         investments in debt and equity securities
         available-for-sale, net of taxes                      (804,648)     739,264    (1,092,462)    (327,477)
      Adjustment for net securities losses realized in net
         income, net of applicable income taxes                      --           --        11,928           --
                                                             ----------   ----------   -----------   ----------
         Total other comprehensive income (loss)               (804,648)     739,264    (1,080,534)    (327,477)
                                                             ----------   ----------   -----------   ----------
         Comprehensive income                                $2,128,537   $3,084,067   $ 4,541,258   $4,254,940
                                                             ==========   ==========   ===========   ==========

INTANGIBLE ASSETS

     The gross carrying amount and accumulated amortization of our Company's amortizable core deposit intangible assets as of June 30, 2006 and December 31, 2005 is as follows:

                                       JUNE 30, 2006                 DECEMBER 31, 2005
                               -----------------------------   -----------------------------
                               Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                   Amount       Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------
Amortized intangible assets:
   Core deposit intangible       $7,060,224      (2,807,609)      7,060,224      (2,273,764)
                                 ==========      ==========       =========      ==========

     The aggregate amortization expense of core deposit intangible subject to amortization for the three-month and six-month period ended June 30, 2006 and 2005 is as follows:

                                    THREE MONTHS          SIX MONTHS
                                   ENDED JUNE 30,       ENDED JUNE 30,
                                 ------------------   ------------------
                                   2006       2005      2006       2005
                                 --------   -------   --------   -------
Aggregate amortization expense   $258,148   147,528   $533,845   201,306
                                 ========   =======   ========   =======

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
   For year ending 2006           $498,738
   For year ending 2007            922,337
   For year ending 2008            701,443
   For year ending 2009            626,111
   For year ending 2010            526,477

     Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                                JUNE 30,
                                       --------------------------
                                           2006           2005
                                       ------------   -----------
Balance, beginning of period           $  1,536,331     1,605,930
Originated mortgage servicing rights        103,784       183,824
Amortization                               (205,888)     (220,176)
                                       ------------   -----------
Balance, end of period                 $  1,434,227     1,569,578
                                       ============   ===========
Mortgage loans serviced                $218,204,948   217,047,351
                                       ============   ===========
Mortgage servicing rights as a
   percentage of loans serviced                0.66%         0.72%
                                       ============   ===========

     The estimated amortization expense for mortgage servicing rights for the next five years is as follows:

Estimated amortization expense:
   For year ending 2006           $207,000
   For year ending 2007            350,000
   For year ending 2008            299,000
   For year ending 2009            221,000
   For year ending 2010            146,000

     Our Company's goodwill associated with the purchase of subsidiaries by reporting segments as of June 30, 2006 and December 31, 2005 is summarized as follows:

                                                CITIZENS UNION
                                THE EXCHANGE      STATE BANK
                                  NATIONAL            AND        OSAGE VALLEY
                                   BANK OF         TRUST OF         BANK OF
                               JEFFERSON CITY       CLINTON         WARSAW        BANK 10       TOTAL
                               --------------   --------------   ------------   ----------   ----------
Goodwill associated with the
   purchase of subsidiaries      $4,382,098       16,701,762       4,112,876    15,127,039   40,323,775
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

     The following table represents the components of the net periodic pension costs for the three-month and six-month periods ended June 30, 2006 and 2005, respectively:

                                                 ESTIMATED     ACTUAL
                                                    2006        2005
                                                 ---------   ---------
Service cost - benefits earned during the year   $ 615,293   $ 471,319
Interest cost on projected benefit obligations     317,852     276,245
Expected return on plan assets                    (342,134)   (368,873)
Net amortization and deferral                           --     (26,632)
Amortization of prior service cost                  78,628      39,315
Amortization of net gains                           (2,601)         --
                                                 ---------   ---------
Net periodic pension cost - annual               $ 667,038   $ 391,374
                                                 =========   =========
Net periodic pension cost - three months
   ended June 30 (actual)                        $ 166,760   $  97,844
                                                 =========   =========
Net periodic pension cost - six months
   ended June 30 (actual)                        $ 333,519   $  24,461
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

                                                                    JUNE 30, 2006
                             -------------------------------------------------------------------------------------------
                                                CITIZENS
                              THE EXCHANGE       UNION
                                NATIONAL       STATE BANK    OSAGE VALLEY
                                 BANK OF        AND TRUST        BANK          BANK 10       CORPORATE
                             JEFFERSON CITY    OF CLINTON      OF WARSAW      OF BELTON      AND OTHER         TOTAL
                             --------------   ------------   ------------   ------------   ------------   --------------
Balance sheet information:
Loans, net of allowance
   for loan losses            $370,251,393    $247,084,609   $ 55,715,908   $151,982,812   $         --   $  825,034,722
Debt and equity securities      79,808,643      41,107,187     35,586,697     27,929,670      1,486,000      185,918,197
Goodwill                         4,382,098      16,701,762      4,112,876     15,127,039             --       40,323,775
Intangible assets                       --         475,464             --      3,777,151             --        4,252,615
Total assets                   498,322,847     338,459,389    105,034,640    217,317,088      2,452,013    1,161,585,977
Deposits                       392,143,504     273,147,620     89,803,395    152,703,753     (8,948,962)     898,849,310
Stockholders' equity          $ 50,082,088    $ 44,036,414   $  9,391,858   $ 35,540,207   $(39,425,213)  $   99,625,354
                              ============    ============   ============   ============   ============   ==============

                                                                     DECEMBER 31, 2005
                                -------------------------------------------------------------------------------------------
                                                   CITIZENS
                                 THE EXCHANGE       UNION
                                   NATIONAL       STATE BANK    OSAGE VALLEY
                                    BANK OF        AND TRUST        BANK          BANK 10       CORPORATE
                                JEFFERSON CITY    OF CLINTON      OF WARSAW      OF BELTON      AND OTHER         TOTAL
                                --------------   ------------   ------------   ------------   ------------   --------------
Balance sheet information
   Loans, net of allowance
      for loan losses            $374,467,039    $238,347,946   $ 53,132,834   $138,502,283   $         --   $  804,450,102
   Debt and equity securities      71,830,503      42,305,412     34,234,784     29,835,127      1,486,000      179,691,826
   Goodwill                         4,382,098      16,701,762      4,112,876     15,127,039             --       40,323,775
   Intangible assets                       --         583,020             --      4,203,440             --        4,786,460
   Total assets                   487,322,716     329,366,100    102,071,064    205,092,903      2,617,693    1,126,470,476
   Deposits                       391,682,694     265,370,183     84,823,313    148,430,696     (8,851,680)     881,455,206
   Stockholders' equity          $ 49,732,241    $ 42,602,916   $  9,415,739   $ 34,410,079   $(39,428,110)  $   96,732,865
                                 ============    ============   ============   ============   ============   ==============

                                                            THREE MONTHS ENDED JUNE 30, 2006
                               -----------------------------------------------------------------------------------------
                                 THE EXCHANGE      CITIZENS UNION    OSAGE VALLEY                CORPORATE
                               NATIONAL BANK OF    STATE BANK AND       BANK OF                     AND
                                JEFFERSON CITY    TRUST OF CLINTON      WARSAW        BANK 10      OTHER        TOTAL
                               ----------------   ----------------   ------------   ----------   ---------   -----------
Statement of earnings:
   Total interest income          $8,089,318         $5,096,089       $1,292,125    $3,426,044   $  26,245   $17,929,821
   Total interest expense          3,319,994          1,889,475          755,336     1,276,208     854,259     8,095,272
                                  ----------         ----------       ----------    ----------   ---------   -----------
   Net interest income             4,769,324          3,206,614          536,789     2,149,836    (828,014)    9,834,549
   Provision for loan losses         225,000             75,000           10,500            --          --       310,500
   Noninterest income              1,102,531            454,414          157,574       552,675     (18,014)    2,249,180
   Noninterest expense             2,895,649          2,245,304          537,744     1,606,034     172,736     7,457,467
   Income taxes                      888,200            413,851           29,398       364,418    (313,290)    1,382,577
                                  ----------         ----------       ----------    ----------   ---------   -----------
   Net income (loss)              $1,863,006         $  926,873       $  116,721    $  732,059   $(705,474)  $ 2,933,185
                                  ==========         ==========       ==========    ==========   =========   ===========

                                                            THREE MONTHS ENDED JUNE 30, 2005
                               -----------------------------------------------------------------------------------------
                                 THE EXCHANGE      CITIZENS UNION    OSAGE VALLEY                CORPORATE
                               NATIONAL BANK OF    STATE BANK AND       BANK OF       BANK 10       AND
                                JEFFERSON CITY    TRUST OF CLINTON      WARSAW       OF BELTON     OTHER        TOTAL
                               ----------------   ----------------   ------------   ----------   ---------   -----------
Statement of earnings:
   Total interest income          $6,977,560         $4,006,187       $1,173,086    $1,708,824   $  21,606   $13,887,263
   Total interest expense          2,657,604          1,341,438          518,246       599,202     694,616     5,811,106
                                  ----------         ----------       ----------    ----------   ---------   -----------
   Net interest income             4,319,956          2,664,749          654,840     1,109,622    (673,010)    8,076,157
   Provision for loan losses         150,000             75,000           10,500         2,167          --       237,667
   Noninterest income              1,017,283            378,843          125,741       297,220     (21,896)    1,797,191
   Noninterest expense             2,719,329          1,989,499          448,707     1,000,783     102,539     6,260,857
   Income taxes                      795,400            300,338           88,067       119,236    (273,020)    1,030,021
                                  ----------         ----------       ----------    ----------   ---------   -----------
   Net income (loss)              $1,672,510         $  678,755       $  233,307    $  284,656   $(524,425)  $ 2,344,803
                                  ==========         ==========       ==========    ==========   =========   ===========

                                                              SIX MONTHS ENDED JUNE 30, 2006
                               -------------------------------------------------------------------------------------------
                                 THE EXCHANGE      CITIZENS UNION    OSAGE VALLEY                 CORPORATE
                               NATIONAL BANK OF    STATE BANK AND       BANK OF                      AND
                                JEFFERSON CITY    TRUST OF CLINTON      WARSAW        BANK 10       OTHER         TOTAL
                               ----------------   ----------------   ------------   ----------   -----------   -----------
Statement of earnings:
   Total interest income          $15,830,391        $9,742,406       $2,541,675    $6,556,694   $    51,521   $34,722,687
   Total interest expense           6,374,107         3,628,897        1,431,756     2,318,122     1,676,710    15,429,592
                                  -----------        ----------       ----------    ----------   -----------   -----------
   Net interest income              9,456,284         6,113,509        1,109,919     4,238,572    (1,625,189)   19,293,095
   Provision for loan losses          450,000           150,000           21,000         7,000            --       628,000
   Noninterest income               2,082,042           880,030          298,683     1,051,256       (36,920)    4,275,091
   Noninterest expense              5,758,746         4,330,842        1,047,512     3,297,944       334,015    14,769,059
   Income taxes                     1,715,600           761,742           71,141       648,642      (647,790)    2,549,335
                                  -----------        ----------       ----------    ----------   -----------   -----------
   Net income (loss)              $ 3,613,980        $1,750,955       $  268,949    $1,336,242   $(1,348,334)  $ 5,621,792
                                  ===========        ==========       ==========    ==========   ===========   ===========

                                                              SIX MONTHS ENDED JUNE 30, 2005
                               -------------------------------------------------------------------------------------------
                                 THE EXCHANGE      CITIZENS UNION    OSAGE VALLEY                 CORPORATE
                               NATIONAL BANK OF    STATE BANK AND       BANK OF       BANK 10        AND
                                JEFFERSON CITY    TRUST OF CLINTON      WARSAW       OF BELTON      OTHER         TOTAL
                               ----------------   ----------------   ------------   ----------   -----------   -----------
Statement of earnings:
   Total interest income          $13,553,568        $7,800,694       $2,317,845    $1,708,824   $    33,710   $25,414,641
   Total interest expense           5,069,279         2,543,067        1,003,869       599,202     1,035,956    10,251,373
                                  -----------        ----------       ----------    ----------   -----------   -----------
   Net interest income              8,484,289         5,257,627        1,313,976     1,109,622    (1,002,246)   15,163,268
   Provision for loan losses          300,000           150,000           21,000         2,167            --       473,167
   Noninterest income               1,886,357           762,415          221,116       297,220       (38,573)    3,128,535
   Noninterest expense              5,402,871         3,725,958          879,298     1,000,783       227,205    11,236,115
   Income taxes                     1,490,800           650,023          174,195       119,236      (434,150)    2,000,104
                                  -----------        ----------       ----------    ----------   -----------   -----------
   Net income (loss)              $ 3,176,975        $1,494,061       $  460,599    $  284,656   $  (833,874)  $ 4,582,417
                                  ===========        ==========       ==========    ==========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "SHOULD", "EXPECT", "ANTICIPATE", "BELIEVE", "INTEND", "MAY", "HOPE", "FORECAST" AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS CONCERNING OUR COMPANY'S ABILITY TO EXPAND ITS PRESENCE IN THE KANSAS CITY, MISSOURI METROPOLITAN MARKET, CONCERNING OUR EXPECTED CONTRIBUTIONS TO ANY OF OUR BANK'S BENEFIT PLANS, CONCERNING OUR AMORTIZATION OF CORE DEPOSIT INTANGIBLES OR OTHER ASSETS, CONCERNING OUR INTENT AND ABILITY TO HOLD SECURITIES UNTIL MATURITY, THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY'S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR FROM THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON OUR COMPANY INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO OUR COMPANY AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH OUR COMPANY CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN OUR COMPANY, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY OUR COMPANY; AND THE ABILITY OF OUR COMPANY TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS," IN OUR COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

RESULTS OF OPERATIONS

     Net income for the three months ended June 30, 2006 of $2,933,000 increased $588,000 when compared to the second quarter of 2005. Diluted earnings per common share for the second quarter of 2006 of $0.70 increased 14 cents or 25.0% when compared to the second quarter of 2005.

     Net income for the six months ended June 30, 2006 of $5,622,000 increased $1,039,000 when compared to the second quarter of 2005. Diluted earnings per common share for the second quarter of 2006 of $1.34 increased 25 cents or 22.9% when compared to the second quarter of 2005.

     Net interest income (on a tax equivalent basis) was $10,081,000, or 3.90% of average earning assets, for the three months ended June 30, 2006, compared to $8,280,000, or 3.34% of average earning assets, for the same period in 2005. The increase in net interest income was the result of an increase in average interest-earning assets and an increase in net interest margin.

     Net interest income (on a tax equivalent basis) was $19,796,000, or 3.86% of average earning assets, for the six months ended June 30, 2006, compared to $15,548,000, or 3.34% of average earning assets, for the same period in 2005. The increase in net interest income was the result of an increase in average interest-earning assets and an increase in net interest margin.

     Average interest-earning assets for the three months ended June 30, 2006 were $1,036,367,000, an increase of $42,494,000 or 4.3%, compared to average interest-earning assets of $993,873,000 for the same period of 2005. Average loans outstanding increased approximately $94,795,000 while other earning assets increased $52,301,000.

     The yield on average interest-earning assets increased to 7.03% for the three month period ended June 30, 2006 compared to 5.69% for the same period in 2005. The rate paid on interest-bearing liabilities also increased to 3.57% in 2006 compared to 2.67% in 2005. These increased in rates reflect the general increases in market rates as a result of the Federal Reserve Bank's rate activity over the last year.

     Average interest-earning assets for the six months ended June 30, 2006 were $1,033,358,000, an increase of $95,271,000 or 10.2%, compared to average interest-earning assets of $938,087,000 for the same period of 2005. Average loans outstanding increased approximately $137,814,000 while other earning assets decreased $42,543,000.

     The yield on average interest-earning assets increased to 6.87% for the six month period ended June 30, 2006 compared to 5.55% for the same period in 2005. The rate paid on interest-bearing liabilities also increased to 3.42% in 2006 compared to 2.53% in 2005. These increased in rates reflect the general increases in market rates as a result of the Federal Reserve Bank's rate activity over the last year.

NET INTEREST INCOME

     Fully taxable equivalent net interest income increased $1,801,000 or 21.7% and $4,248,000 or 27.3% respectively for the three and six month periods ended June 30, 2006 compared to the same period in 2005. The increase in net interest income for the periods ended June 30, 2006 compared to the periods ended June 30, 2005 was the result of both increased earning assets and net interest margin.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended June 30, 2006 and 2005.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                        THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                          JUNE 30, 2006                       JUNE 30, 2005
                                                ---------------------------------   ---------------------------------
                                                              INTEREST      RATE                  INTEREST      RATE
                                                  AVERAGE      INCOME/    EARNED/     AVERAGE      INCOME/    EARNED/
                                                  BALANCE    EXPENSE/1/   PAID/1/     BALANCE    EXPENSE/1/   PAID/1/
                                                ----------   ----------   -------   ----------   ----------   -------
ASSETS
Loans:/2/                                       $  829,590     $15,791     7.63%    $  734,795     $11,856     6.47%
Investment securities:/3/
   U.S Treasury and U.S. Gov't Agencies            127,046       1,349     4.26        176,832       1,345     3.05
   State and municipal                              52,624         714     5.44         42,077         579     5.52
   Other                                             7,089          78     4.41          6,929          73     4.23
Federal funds sold                                  17,341         213     4.93         32,482         233     2.88
Interest-bearing deposits                            2,677          31     4.64            758           5     2.65
                                                ----------     -------              ----------     -------
   Total interest earning assets                 1,036,367      18,176     7.03        993,873      14,091     5.69
All other assets                                   123,989                             104,323
Allowance for loan losses                           (9,285)                             (8,754)
                                                ----------                          ----------
   Total assets                                 $1,151,071                          $1,089,442
                                                ==========                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW accounts                                 $  111,648     $   391     1.40%    $  131,880     $   430     1.31%
   Savings                                          53,495          76     0.57         56,792          81     0.57
   Money market                                    154,104       1,258     3.27        141,731         826     2.34
   Deposits of $100 and over                       116,662       1,207     4.15        104,956         812     3.10
   Other time deposits                             312,462       2,993     3.84        292,308       2,110     2.90
                                                ----------     -------              ----------     -------
      Total time deposits                          748,371       5,925     3.18        727,667       4,259     2.35
   Federal funds purchased and securities
      sold under agreements to repurchase           45,460         486     4.29         47,550         316     2.67
   Interest-bearing demand notes to US
      Treasury                                         720           9     5.01            760           5     2.64
   Subordinated notes                               49,486         874     7.08         49,486         746     6.05
   Advances from Federal Home Loan Bank             65,236         801     4.92         47,907         485     4.06
                                                ----------     -------              ----------     -------
      Total interest-bearing liabilities           909,273       8,095     3.57        873,370       5,811     2.67
   Demand deposits                                 133,501                             116,491
   Other liabilities                                 8,491                               6,293
                                                ----------                          ----------
      Total liabilities                          1,051,265                             996,154
   Stockholders' equity                             99,806                              93,288
                                                ----------                          ----------
   Total liabilities and stockholders' equity   $1,151,071                          $1,089,442
                                                ==========                          ==========
Net interest income                                            $10,081                             $ 8,280
                                                               =======                             =======
Net interest margin/4/                                                     3.90%                               3.34%
                                                                           ====                                ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $247,000 in 2006 and $204,000 in 2005.

/2/  Non-accruing loans are included in the average amounts outstanding.

/3/  Average balances based on amortized cost.

/4/  Net interest income divided by average total interest earning assets.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the six month periods ended June 30, 2006 and 2005.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                   SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                     JUNE 30, 2006                             JUNE 30, 2005
                                       ----------------------------------------   ---------------------------------------
                                                                         RATE                                       RATE
                                         AVERAGE     INTEREST INCOME/   EARNED/     AVERAGE    INTEREST INCOME/   EARNED/
                                         BALANCE         EXPENSE/1/     PAID/1/     BALANCE       EXPENSE/1/      PAID/1/
                                       -----------   ----------------   -------   ----------   ----------------   -------
ASSETS
Loans:/2/                               $  825,524        $30,553         7.46%   $  687,710        $21,623         6.34%
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies                  131,952          2,720         4.16       167,937          2,466         2.96
State and municipal                         53,102          1,442         5.48        38,084          1,072         5.68
   Other                                     7,129            147         4.16         6,302            131         4.19
Federal funds sold                          12,980            307         4.77        36,185            486         2.71
Interest-bearing deposits                    2,671             57         4.30         1,869             21         2.27
                                       -----------        -------                 ----------        -------
   Total interest earning assets         1,033,358         35,226         6.87       938,087         25,799         5.55
All other assets                           123,069                                    91,614
Allowance for loan losses                  (9,248)                                    (8,185)
                                       -----------                                ----------
   Total assets                         $1,147,179                                $1,021,516
                                       ===========                                ==========

LIABILITIES AND
   STOCKHOLDERS' EQUITY
NOW accounts                            $  112,345        $   782        11.40%   $  128,780        $   785         1.23%
Savings                                     54,299            154         0.57        53,627            152         0.57
Money market                               155,636          2,392         3.10       133,525          1,471         2.22
Deposits of $100 and over                  116,064          2,265         3.94        97,788          1,432         2.95
Other time deposits                        311,495          5,707         3.69       272,355          3,770         2.79
                                       -----------        --------                ----------        -------
   Total time deposits                     749,839         11,300         3.04       686,075          7,610         2.24
Federal funds purchased and
   securities sold under
   agreements to repurchase                 48,722            997         4.13        48,256            584         2.44
Interest-bearing demand
   notes to US Treasury                        601             13         4.36           711              8         2.27
Subordinated notes                          49,486          1,716         6.99        39,660          1,150         5.85
Advances from Federal Home Loan Bank        61,202          1,404         4.63        43,693            899         4.15
                                       -----------       --------                 ----------        -------
   Total interest-bearing
      liabilities                          909,850         15,430         3.42       818,395         10,251         2.53
Demand deposits                            130,517                                   104,452
Other liabilities                            8,398                                     5,667
                                       -----------                                ----------
   Total liabilities                     1,048,765                                   928,514
Stockholders' equity                        98,858                                    93,002
                                       -----------                                ----------
Total liabilities and
   stockholders' equity                 $1,147,623                                $1,021,516
                                       ===========                                ==========
Net interest income                                       $19,796                                   $15,548
                                                          ========                                  =======
Net interest margin/4/                                                    3.86%                                     3.34%
                                                                         =====                                      ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate.

     Such adjustments were $503,000 in 2006 and $385,000 in 2005.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                     THREE MONTHS ENDED JUNE 30, 2006
                                               COMPARED TO
                                     THREE MONTHS ENDED JUNE 30, 2005
                                     --------------------------------
                                                    CHANGE DUE TO
                                      TOTAL    ----------------------
                                      CHANGE   VOLUME /3/    RATE /4/
                                     -------   ----------   ---------
INTEREST INCOME ON A FULLY TAXABLE
   EQUIVALENT BASIS:
Loans:/1/                             $3,935      1,644       2,291
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies                  4       (441)        445
State and municipal /2/                  135        143          (8)
Other                                      5          2           3
Federal funds sold                       (20)      (140)        120
Interest-bearing deposits                 26         21           5
                                      ------     ------       -----
   Total interest income               4,085      1,229       2,856
INTEREST EXPENSE:
NOW accounts                          $  (39)       (69)         30
Savings                                   (5)        (5)         --
Money market                             432         77         355
Deposits of $100 and over                395         99         296
Other time deposits                      883        153         730
Federal funds purchased and
   securities sold under
   agreements to repurchase              170        (15)        185
Interest-bearing demand notes
   of U.S. Treasury                        4         --           4
Subordinated debentures                  128         --         128
Other borrowed money                     316        198         118
                                      ------     ------       -----
   Total interest expense              2,284        438       1,846
                                      ------     ------       -----
Net interest income on a fully
   taxable equivalent basis           $1,801        791       1,010
                                      ======     ======       =====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $247,000 in 2006 and $204,000 in 2005.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                 SIX MONTHS ENDED JUNE 30, 2006
                                          COMPARED TO
                                 SIX MONTHS ENDED JUNE 30, 2005
                                 -------------------------------
                                               CHANGE DUE TO
                                   TOTAL   ---------------------
                                  CHANGE   VOLUME /3/   RATE /4/
                                 -------   ----------   --------
INTEREST INCOME ON A FULLY
   TAXABLE EQUIVALENT BASIS:
Loans:/1/                         $8,930      4,740       4,190
Investment securities:/3/
U.S Treasury and
   U.S. Gov't Agencies               254       (602)        856
State and municipal /2/              370        409         (39)
Other                                 16         17          (1)
Federal funds sold                  (179)      (420)        241
Interest-bearing deposits             36         12          24
                                  ------      -----       -----
   Total interest income           9,427      4,156       5,271
INTEREST EXPENSE:
NOW accounts                      $   (3)      (107)        104
Savings                                2          2          --
Money market                         921        272         649
Deposits of $100 and over            833        300         533
Other time deposits                1,937        596       1,341
Federal funds purchased and
   securities sold under
   agreements to repurchase          413          6         407
Interest-bearing demand notes
   of U.S. Treasury                    5         (1)          6
Subordinated debentures              566        316         250
Other borrowed money                 505        392         113
                                  ------      -----       -----
   Total interest expense          5,179      1,776       3,403
                                  ------      -----       -----
Net interest income on a fully
   taxable equivalent basis       $4,248      2,380       1,868
                                  ======      =====       =====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $503,000 in 2006 and $385,000 in 2005.

/2/  Non-accruing loans are included in the average amounts outstanding.

/3/  Change in volume multiplied by yield/rate of prior period.

/4/  Change in yield/rate multiplied by volume of prior period.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $1,801,000 or 21.8% to $10,081,000 or 3.90% of average earning assets for the second quarter of 2006 compared to $8,280,000 or 3.34% of average earning assets for the same period of 2005. The provision for loan losses was $311,000 and $238,000 for the three months ended June 30, 2006 and 2005 respectively. The increase in the provision for loan losses reflects a higher level of charge-offs during the second quarter of 2006 compared to 2005 as well as an increase in loan balances. Net charge-offs were $361,000 for the second quarter of 2006 compared to $2,000 for the second quarter of 2005. See Lending and Credit Management in this report for further discussion of second quarter 2006 charge-offs.

     Noninterest income and noninterest expense for the three-month periods ended June 30, 2006 and 2005 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                            THREE MONTHS ENDED
                                                 JUNE 30,        INCREASE (DECREASE)
                                            ------------------   -------------------
                                               2006      2005      AMOUNT     %
                                              ------   -------     ------   -----
NONINTEREST INCOME
Service charges on deposit accounts           $1,517   $1,019      $  498    48.9%
Trust department income                          228      248         (20)   (8.1)
Mortgage loan servicing fees, net                109      104           5     4.8
Gain on sale of mortgage loans                    90      177         (87)  (49.2)
Other                                            305      249          56    22.5
                                              ------   ------      ------   -----
                                              $2,249   $1,797      $  452    25.2%
                                              ======   ======      ======   =====
NONINTEREST EXPENSE
Salaries and employee benefits                $4,343   $3,435      $  908    26.4%
Occupancy expense                                448      386          62    16.1
Furniture and equipment expense                  543      542           1     0.2
Postage, printing and supplies                   291      255          36    14.1
Legal, examination, and professional fees        319      333         (14)   (4.2)
Amortization of intangible assets                258      147         111    75.5
Processing expense                               302      195         107    54.9
Other                                            953      968         (15)   (1.5)
                                              ------   ------      ------   -----
                                              $7,457   $6,261      $1,196    19.1%
                                              ======   ======      ======   =====

     Noninterest income increased $452,000 or 25.2% to $2,249,000 for the second quarter of 2006 compared to $1,797,000 for the same period of 2005. The acquisition of Bank 10 accounts for approximately $266,000 of the increase in noninterest income. Bank 10 contributed three months of noninterest income during the second quarter of 2006 versus two months during the same period in 2005. Excluding the additional noninterest income contributed by Bank 10, service charges on deposit accounts increased $264,000 or 35.2% as a result of increased overdraft and insufficient check fee income, ATM fee income, debit card fee income. Gain on sale of mortgage loans decreased $87,000 or 49.2% due to a decrease in volume of loans originated and sold to the secondary market from approximately $9,960,000 in the second quarter of 2005 to approximately $4,693,000 for the second quarter of 2006.

     Noninterest expense increased $1,196,000 or 19.1% to $7,457,000 for the second quarter of 2006 compared to $6,261,000 for the second quarter of 2005. The acquisition of Bank 10 accounts for approximately $605,000 of the increase in noninterest expense. Bank 10 contributed three months of noninterest expense during the second quarter of 2006 versus two months during the same period in 2005. Excluding the impact of the Bank 10 acquisition, salaries and benefits increased $559,000 or 19.4%, occupancy expense increased $21,000 or 6.4%, and processing expense increased $59,000 or 41.8%. In addition to the increase in salaries and employees benefits represented by normal salary increases and additional hires, $60,000 of the increase reflects share-based compensation expense recorded as a result of the adoption of SFAS No. 123R, $73,000 reflects increased pension expense, and $101,000 represents increased profit sharing expense. The $21,000 of the increase in occupancy expense reflects additional costs associated with three new branch facilities. The $59,000 increase in processing expense reflects higher costs associated with the various data processing systems utilized by our Company.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 32.0% for the second quarter of 2006 compared to 30.5% for the second quarter of 2005. The increase in the effective tax rate is due to a higher level of state taxable income as a result of the Bank 10 acquisition.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     Net interest income on a fully taxable equivalent basis increased $4,248,000 or 27.3% to $19,796,000 or 3.86% of average earning assets for the first six months of 2006 compared to $15,548,000 or 3.34% of average earning assets for the same period of 2005. The provision for loan losses was $628,000 and $473,000 for the six months ended June 30, 2006 and 2005 respectively. The increase in the provision for loan losses reflects a higher level of charge-offs during the first six months of 2006 compared to the same period in 2005 as well as an increase in loan balances. Net charge-offs were $378,000 for the first six months of 2006 compared to $48,000 for the same period in 2005. See Lending and Credit Management in this report for further discussion of 2006 charge-offs.

     Noninterest income and noninterest expense for the six-month periods ended June 30, 2006 and 2005 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,       INCREASE (DECREASE)
                                                       -----------------   -------------------
                                                         2006      2005      AMOUNT     %
                                                       -------   -------     ------   -----
NONINTEREST INCOME
Service charges on deposit accounts                    $ 2,878   $ 1,700     $1,178    69.3%
Trust department income                                    408       430        (22)   (5.1)
Net gain (loss) on sales of calls of debt securities       (18)       --        (18)     NM
Mortgage loan servicing fees, net                          224       217          7     3.2
Gain on sale of mortgage loans                             202       307       (105)  (34.2)
Other                                                      581       475        106    22.3
                                                       -------   -------     ------   -----
                                                       $ 4,275   $ 3,129     $1,146    36.6%
                                                       =======   =======     ======   =====
NONINTEREST EXPENSE
Salaries and employee benefits                         $ 8,688   $ 6,320     $2,368    37.5%
Occupancy expense                                          900       676        224    33.1
Furniture and equipment expense                          1,062     1,046         16     1.5
Postage, printing and supplies                             584       419        165    39.4
Legal, examination, and professional fees                  613       584         29     5.0
Amortization - CDI                                         534       201        333   165.7
Processing expense                                         515       284        231    81.3
Other                                                    1,873     1,706        167     9.8
                                                       -------   -------     ------   -----
                                                       $14,769   $11,236     $3,533    31.4%
                                                       =======   =======     ======   =====

     Noninterest income increased $1,146,000 or 36.6% to $4,275,000 for the first six months of 2006 compared to $3,129,000 for the same period of 2005. The acquisition of Bank 10 contributed an additional $765,000 of noninterest income. Bank 10 contributed six months of noninterest income during the first and second quarter of 2006 versus two months during the same period in 2005. Excluding the additional noninterest income contributed by Bank 10, service charges on deposit accounts increased $494,000 or 34.5% as a result of increased overdraft and insufficient check fee income, ATM fee income, debit card fee income. Gain on sale of mortgage loans decreased $105,000 or 34.2% due to a decrease in volume of loans originated and sold to the secondary market from approximately $19,078,000 in the first six months of 2005 to approximately $10,832,000 for the first six months of 2006.

     Noninterest expense increased $3,533,000 or 31.4% to $14,769,000 for the first six months of 2006 compared to $11,236,000 for the same period in 2005. The acquisition of Bank 10 contributed an additional $2,297,000 to noninterest expense. Bank 10 contributed six months of noninterest expense during the first and second quarter of 2006 versus two months during the same period in 2005. Excluding the impact of the Bank 10 acquisition, salaries and benefits increased $1,051,000 or 18.2%, occupancy expense increased $79,000 or 12.8%, postage, printing, and supplies increased $69,000 or 18.8%, and processing expense increased $87,000 or 37.8%. In addition to the increase in salaries and employees benefits represented by normal salary increases and additional hires, $103,000 of the increase reflects share-based compensation expense recorded as a result of the adoption of SFAS No. 123R, $176,000 reflects increased pension expense, and $173,000 represents increased profit sharing expense. The $79,000 increase in occupancy expense reflects additional costs associated with three new branch facilities. The $69,000 increase in postage, printing, and supplies reflects both higher postage rates and additional mail volume. The $87,000 increase in processing expense reflects higher costs associated with the various data processing systems utilized by our Company.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.2% for the first six months of 2006 compared to 30.4% for the same period in 2005. The increase in the effective tax rate is due to a higher level of state taxable income as a result of the Bank 10 acquisition.

LENDING AND CREDIT MANAGEMENT

     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 71.0% of total assets as of June 30, 2006 compared to 71.4% as of December 31, 2005 and 66.9% as of June 30, 2005.

     Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At June 30, 2006, our Company was servicing approximately $218,205,000 of loans sold to the secondary market.

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

     The allowance for loan losses was decreased by net loan charge-offs of $17,000 and $378,000, respectively for the first and second quarters of 2006 compared to $2,000 and $48,000, respectively for the first and second quarters of 2005. The allowance for loan losses was increased by a provision charged to expense of $318,000 for the first quarter of 2006 and $311,000 for the second quarter of 2006. That compares to a provision of $236,000 for the first quarter of 2005 and $237,000 for the second quarter of 2005.

     The balance of the allowance for loan losses was $9,335,000 at June 30, 2006 compared to $9,085,000 at December 31, 2005 and $9,336,000 at June 30,
2005. The allowance for loan losses as a percent of outstanding loans was 1.12% at both June 30, 2006 and at December 31, 2005 and 1.18% at June 30, 2005. The decrease in the allowances for loan losses as a percent of outstanding loans reflects the increase in loan balances as well as the charge-off of loans for which management had made previous provisions in the allowance and a decrease in nonperforming loans.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $5,556,000 or 0.67% of total loans at June 30, 2006 compared to $9,050,000 or 1.11% of total loans at December 31, 2005. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                           JUNE 30, 2006        DECEMBER 31, 2005
                                       --------------------   --------------------
                                                 % OF GROSS             % OF GROSS
                                       BALANCE      LOANS     BALANCE      LOANS
                                       -------   ----------   -------   ----------
Nonaccrual loans:
   Commercial                           $2,924      0.35%     $ 5,705      0.70%
   Real estate:
      Construction                         785      0.09        1,760      0.22
      Mortgage                           1,252      0.15        1,090      0.13
   Consumer                                 42      0.01           56      0.01
                                        ------      ----      -------      ----
                                         5,003      0.60        8,611      1.06
                                        ------      ----      -------      ----
Loans contractually past-due 90 days
   or more and still accruing:
   Commercial                                5        --          238      0.03
   Real estate:
      Construction                          --        --           --        --
      Mortgage                             502      0.06          187      0.02
   Consumer                                 46      0.01           14        --
                                        ------      ----      -------      ----
                                           553      0.07          439      0.05
                                        ------      ----      -------      ----
   Restructured loans                       --        --           --        --
                                        ------      ----      -------      ----
   Total nonperforming loans             5,556      0.67%       9,050      1.11%
                                                    ====                   ====
   Other real estate                     1,735                  1,568
   Repossessions                            --                     --
                                        ------                -------
   Total nonperforming assets           $7,291                $10,618
                                        ======                =======

     The allowance for loan losses was 168.0% of nonperforming loans at June 30, 2006 compared to 100.4% of nonperforming loans at December 31, 2005. The decrease in nonaccrual loans is primarily represented by the payoff of two large commercial credits.

     It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of those loans, was approximately $573,000 and $370,000 for the six months ended June 30, 2006 and 2005, respectively. Approximately $16,000 and $8,000 was recorded as interest income on such loans for the six months ended June 30, 2006 and 2005, respectively.

     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $2,081,000 of additional loans as being impaired at June 30, 2006. The average balance of nonaccrual and other impaired loans for the first six months of 2006 was approximately $9,602,000. At June 30, 2006 the portion of the allowance for loan losses allocated (both asset-specific and percentage) to impaired loans was $1,556,000 compared to $2,392,000 at December 31, 2005. The balance of impaired loans with no specific loan loss allocations was approximately $2,028,000 at June 30, 2006 compared to approximately $1,217,000 at December 31, 2005.

     As of June 30, 2006 and December 31, 2005 approximately $16,392,000 and $16,387,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The increase in loans having more than normal risk is primarily represented by two large commercial real estate credits. These two credits had documentation exceptions causing them to be classified by regulatory authorities as substandard and special mention. The loans are well secured and performing in accordance with the terms of the loan agreements. In addition to the classified list, our Company also maintains an internal watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

     At June 30, 2006, management allocated $7,682,000 of the $9,335,000 total allowance for loan losses to specific loans and loan categories and $1,653,000 was unallocated. At December 31, 2005, management allocated $8,062,000 of the $9,085,000 total allowance for loan losses to specific loans and loan categories and $1,023,000 was unallocated. Due to continued growth in the loan portfolio and current economic conditions that may impact our borrowers' ability to service their loans, management feels the increase in the unallocated portion of the allowance for loan losses is reasonable. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the June 30, 2006 allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

     Total assets increased $35,116,000 or 3.1% to $1,161,586,000 at June 30,
2006 compared to $1,126,470,000 at December 31, 2005. Total liabilities increased $32,223,000 or 3.1% to $1,061,961,000 compared to $1,029,738 at
December 31, 2005. Stockholders' equity increased $2,892,000 or 3.0% to $99,625,000 compared to $96,733,000 at December 31, 2005. The increase in assets reflects growth in both the loan portfolio and the investment portfolio. The increase in liabilities reflects increases in securities sold under agreements to repurchase and other borrowed funds.

     Loans increased $20,835,000 to $834,370,000 at June 30, 2006 compared to $813,535,000 at December 31, 2005. Commercial loans decreased $6,270,000; real estate construction loans increased $23,320,000; real estate mortgage loans increased $6,692,000; and consumer loans decreased $2,907,000. The decrease in commercial loans primarily reflects the repayments of several large commercial credits in the Jefferson City market. The increase in real estate construction loans represents several large commercial construction projects including a large shopping mall and an executive office building. The increase in real estate mortgage loans reflects strong loan demand in the Kansas City market. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers' financing programs which generally tend to offer more favorable financing rates than our

Company. Our Company chose to not aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio declined.

     Investment in debt securities classified as available-for-sale increased $5,715,000 or 3.3% to $179,104,000 at June 30, 2006 compared to $173,389,000 at
December 31, 2005. Investments classified as available-for-sale are carried at fair value. During 2006 the market valuation account decreased $1,652,000 to ($3,291,000) to reflect the fair value of available-for-sale investments at June 30, 2006 and the net after tax decrease resulting from the change in the market valuation adjustment of $1,081,000 decreased the stockholders' equity component to ($2,153,000) at June 30, 2006. The increase in debt securities represents securities purchased as collateral for increased public funds.

     Investment in equity securities increased $512,000 or 8.1% to $6,815,000 at June 30, 2006 compared to $6,303,000 at December 31, 2005. The increase reflects additional purchases of Federal Home Loan Bank stock due to additional Federal Home Loan Bank borrowings.

     At December 31, 2005 the market valuation account for the available-for-sale investments of ($1,639,000) decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of ($1,072,000) was reflected as a separate component of stockholders' equity.

     Although all securities are classified as available-for-sale and have on occasion been sold prior to maturity to meet liquidity needs or to improve portfolio yields, management has the ability and intent to hold securities until maturity and expects that the securities will be redeemed at par. Therefore management does not consider any of the securities to be other than temporarily impaired.

     Cash and cash equivalents, which consist of cash and due from banks and Federal funds sold, increased $7,064,000 or 14.8% to $54,795,000 at June 30, 2006 compared to $47,731,000 at December 31, 2005. Further discussion of this increase may be found in the section of this report titled "Sources and Uses of Funds".

     Premises and equipment increased $504,000 or 1.5% to $33,395,000 at June 30, 2006 compared to $32,891,000 at December 31, 2005. The increase reflects purchases of premises and equipment $1,447,000 offset by depreciation expense of $887,000.

     Total deposits increased $17,394,000 or 2.0% to $898,849,000 at June 30, 2006 compared to $881,455,000 at December 31, 2005.

     Federal funds purchased and securities sold under agreements to repurchase increased $9,089,000 or 24.6% to $46,085,000 at June 30, 2006 compared to
$36,996,000 at December 31, 2005. The balance represents an increase of $3,000,000 to $15,000,000 in a term repurchase agreement held for public funds at December 31, 2005 to June 30, 2006 respectively.

     Other borrowed money increased $5,700,000 or 10.9% to $57,880,000 at June 30, 2006 compared to $52,179,000 at December 31, 2005. The increase reflects new borrowings of

$123,625,000 reduced by repayments of $117,925,000. The net increase reflects funding of loan growth.

     The increase in stockholders' equity reflects net income of $5,622,000 less dividends declared of $1,751,000 and ($1,081,000) change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale.

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

     Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At June 30, 2006, the amounts of available credit from the FHLB totaled $77,661,000. As of June 30, 2006, the Banks had $57,880,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $45,000,000 and agreements with unaffiliated banks to sell and repurchase securities of $10,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of June 30, 2006.

SOURCES AND USES OF FUNDS

     For the six months ended June 30, 2006 and 2005, net cash provided by operating activities was $7,998,000 and $6,782,000, respectively. $1,039,000 of the increase in net cash provided by operating activities reflects a higher level of net income.

     Net cash used in investing activities was $30,715,000 in 2006 versus $65,119,000 in 2005. The primary decrease in cash used in investing activities reflects lower purchases of debt securities during the first six months of 2006 versus the same period in 2005 as well as cash used for the purchase of Bank 10 in 2005.

     Net cash provided by financing activities was $29,781,000 in 2006 versus $72,626,000 in 2005. The decrease in cash proved by financing activities in 2006 compared to 2005 is primarily represented by a $23,712,000 issuance of subordinated notes in the first quarter of 2005 to partially fund the purchase of Bank 10. In addition, an increase in interest-bearing transaction accounts provided approximately $23,664,000 of cash during the first six months of 2005 compared to a decrease in interest-bearing accounts of approximately $3,992,000 during the same period in 2006.

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

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48, "Accounting for Uncertainty in Income Taxes", an Interpretation of FAS No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the financial impact of uncertain tax provisions in accordance with FAS 109. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is "more-likely-than-not" of being sustained on audit based solely on the technical merits of the position on the reporting date. In evaluating whether the probable recognition threshold has been met, the Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term "more-likely-than-not" is defined as a likelihood of more than 50 percent. Individual tax positions that fail to meet the recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. The Interpretation is effective for reporting periods after December 15, 2006. Our Company is evaluating the Interpretation and is presently unable to determine its overall impact on our consolidated financial statements or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At June 30, 2006, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 3.4% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to 8.3% at December 31, 2005. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

     Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors                                                       None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         None

Item 3. Defaults Upon Senior Securities                                     None

Item 4. Submission of Matters to a Vote of Security Holders

          At the annual meeting of the shareholders of Exchange National Bancshares, Inc. held on June 14, 2006, the shareholders reelected three Class II directors, namely, David R. Goller, James R. Loyd, and Gus S. Wetzel, II, to serve terms expiring at the annual meeting of shareholders in 2009 and ratified the Board of Directors selection of KPMG LLP as the Company's independent registered public accounting firm for the year ending December 31, 2006. Class III Directors, namely, Kevin Riley and David Turner, and Class I directors, namely Charles G. Dudenhoeffer, Jr., Phil D. Freeman, continue to serve terms expiring at the annual meetings of shareholders in 2007 and 2008, respectively.

          The following is a summary of votes cast. No broker non-votes were received.

                                            Withhold
                                           Authority
                                  For       Against    Abstentions
                               ---------   ---------   -----------
Election of Directors:
   David R. Goller             3,478,383     20,025        N/A
   James R. Loyd               3,437,650     60,757        N/A
   Gus S. Wetzel, II           3,444,625     53,783        N/A

Ratification of KPMG LLP
   as independent registered
   public accounting firm      3,454,216     18,881       25,312

Item 5. Other Information                                                   None

Item 6. Exhibits

Exhibit No.   Description
-----------   -----------
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

                                        EXCHANGE NATIONAL BANCSHARES, INC.

     Date
     ----


August 9, 2006                          /s/ James E. Smith
                                        ----------------------------------------
                                        James E. Smith, Chairman of the Board
                                        and Chief Executive Officer (Principal
                                        Executive Officer)


August 9, 2006                          /s/ Richard G. Rose
                                        ----------------------------------------
                                        Richard G. Rose, Treasurer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                             June 30, 2006 Form 10-Q

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

31.1          Certificate of the Chief Executive Officer of our             48
              Company pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

31.2          Certificate of the Chief Financial Officer of our             49
              Company pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

32.1          Certificate of the Chief Executive Officer of our             50
              Company pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

32.2          Certificate of the Chief Financial Officer of our             51
              Company pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

----------
**   Incorporated by reference.