Form 10-Q
period 2006-09-30
EXCHANGE NATIONAL BANCSHARES INC
filed 2006-11-09
CIK 893847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

                                       or

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

As of November 9, 2006, the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

                               Page 1 of 52 pages
                      Index to Exhibits located on page 48

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2006             2005
                                                      --------------   --------------
ASSETS
   Loans:                                             $  820,550,139   $  813,534,876
   Less allowance for loan losses                          9,381,333        9,084,774
                                                      --------------   --------------
      Loans, net                                         811,168,806      804,450,102
   Investments in available for sale debt
      securities, at fair value                          179,041,365      173,389,101
   Investments in equity securities, at cost               6,568,875        6,302,725
   Federal funds sold                                     26,535,273       12,447,981
   Cash and due from banks                                30,421,093       35,282,568
   Premises and equipment                                 33,455,374       32,890,908
   Accrued interest receivable                             8,388,281        7,772,573
   Mortgage servicing rights                               1,414,954        1,536,331
   Goodwill                                               40,323,775       40,323,775
   Core deposit intangible                                 4,003,246        4,786,460
   Cash surrender value - life insurance                   1,730,508        1,682,836
   Other assets                                            5,464,115        5,605,116
                                                      --------------   --------------
      Total assets                                    $1,148,515,665   $1,126,470,476
                                                      ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Demand deposits                                    $  137,593,549   $  134,364,788
   Time deposits                                         754,142,882      747,090,418
                                                      --------------   --------------
      Total deposits                                     891,736,431      881,455,206
   Federal funds purchased and securities
      sold under agreements to repurchase                 41,544,194       36,995,735
   Interest-bearing demand notes to U.S. Treasury          1,889,472        1,098,337
   Subordinated notes                                     49,486,000       49,486,000
   Other borrowed money                                   50,610,683       52,179,661
   Accrued interest payable                                4,352,048        3,139,130
   Other liabilities                                       5,889,052        5,383,542
                                                      --------------   --------------
      Total liabilities                                1,045,507,880    1,029,737,611
Stockholders' equity:
   Common stock - $1 par value; 15,000,000 shares
      authorized; 4,298,353 issued                         4,298,353        4,298,353
   Surplus                                                22,192,815       22,030,074
   Retained earnings                                      79,982,390       74,129,117
   Accumulated other comprehensive loss, net of tax         (813,264)      (1,072,170)
   Treasury stock, 128,506 shares at cost                 (2,652,509)      (2,652,509)
                                                      --------------   --------------
      Total stockholders' equity                         103,007,785       96,732,865
                                                      --------------   --------------
   Total liabilities and stockholders' equity         $1,148,515,665   $1,126,470,476
                                                      ==============   ==============

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                      -------------------------   -------------------------
                                                          2006          2005          2006          2005
                                                      -----------   -----------   -----------   -----------
Interest income:
   Interest and fees on loans                         $16,064,823   $13,577,646   $46,545,816   $35,140,273
   Interest on debt securities:
      Taxable                                           1,444,437     1,493,402     4,220,388     3,959,616
      Nontaxable                                          481,074       412,270     1,442,210     1,160,712
   Interest on federal funds sold                         221,387       314,308       528,547       800,468
   Interest on interest-bearing deposits                   19,492         7,952        76,492        28,454
   Dividends on equity securities                          83,252        57,105       223,699       187,801
                                                      -----------   -----------   -----------   -----------
      Total interest income                            18,314,465    15,862,683    53,037,152    41,277,324
                                                      -----------   -----------   -----------   -----------
Interest Expense:
   NOW accounts                                           322,507       559,041     1,104,083     1,344,402
   Savings                                                 73,324        84,307       226,983       236,196
   Money market accounts                                1,377,511     1,017,955     3,769,533     2,488,617
   Certificates of deposit:
      $100,000 and over                                 1,420,547       920,511     3,685,900     2,352,206
      Other time deposits                               3,262,639     2,396,624     8,969,634     6,167,131
   Federal funds purchased and securities sold
      under agreements to repurchase                      461,640       434,293     1,458,591     1,018,112
   Subordinated notes                                     912,438       772,307     2,628,177     1,921,916
   Advances from Federal Home Loan Bank                   750,026       516,008     2,153,965     1,415,560
   Other borrowed money                                     8,830         5,591        22,188        13,870
                                                      -----------   -----------   -----------   -----------
      Total interest expense                            8,589,462     6,706,637    24,019,054    16,958,010
                                                      -----------   -----------   -----------   -----------
      Net interest income                               9,725,003     9,156,046    29,018,098    24,319,314
Provision for loan losses                                 300,000       260,500       928,000       733,667
                                                      -----------   -----------   -----------   -----------
Net interest income after provision for loan losses     9,425,003     8,895,546    28,090,098    23,585,647

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                      -----------------------   -------------------------
                                                         2006         2005          2006          2005
                                                      ----------   ----------   -----------   -----------
Noninterest income:
   Service charges on deposit accounts                $1,461,703   $1,251,632   $ 4,339,408   $ 2,951,310
   Trust department income                               214,472      165,376       622,551       595,341
   Loss on sales and calls of debt securities                 --           --       (18,351)           --
   Mortgage loan servicing fees, net                     102,370      101,159       326,646       317,958
   Gain on sale of mortgage loans                        126,686      200,936       328,520       507,523
   Other                                                 311,342      292,084       892,890       767,590
                                                      ----------   ----------   -----------   -----------
      Total noninterest income                         2,216,573    2,011,187     6,491,664     5,139,722
                                                      ----------   ----------   -----------   -----------
Noninterest expense:
   Salaries and employee benefits                      4,254,272    3,899,655    12,942,420    10,220,156
   Occupancy expense                                     499,840      431,801     1,400,006     1,107,907
   Furniture and equipment expense                       591,482      545,208     1,653,967     1,591,436
   Advertising and promotion                             234,298      216,586       621,636       574,254
   Postage, printing and supplies                        277,290      287,863       861,209       706,885
   Legal, examination, and professional fees             333,575      400,997       946,664       985,241
   Amortization of intangible assets                     249,369      329,893       783,214       531,199
   Processing expense                                    261,202      223,671       776,222       508,097
   Other                                                 780,591      733,081     2,265,640     2,079,695
                                                      ----------   ----------   -----------   -----------
      Total noninterest expense                        7,481,919    7,068,755    22,250,978    18,304,870
                                                      ----------   ----------   -----------   -----------
Income before income taxes                             4,159,657    3,837,978    12,330,784    10,420,499
Income taxes                                           1,301,172    1,186,307     3,850,507     3,186,411
                                                      ----------   ----------   -----------   -----------
Net income                                            $2,858,485   $2,651,671   $ 8,480,277   $ 7,234,088
                                                      ==========   ==========   ===========   ===========
Basic earning per share                               $     0.69   $     0.64   $      2.03   $      1.73
Diluted earnings per share                            $     0.68   $     0.63   $      2.02   $      1.72
Weighed average shares of common stock outstanding
   Basic                                               4,169,847    4,169,847     4,169,847     4,169,847
   Diluted                                             4,202,485    4,196,929     4,202,762     4,198,179
Dividends per share:
   Declared                                           $     0.21   $     0.18   $      0.63   $      0.54
   Paid                                               $     0.21   $     0.18   $      0.63   $      0.54

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                          -----------------------------
                                                                               2006            2005
                                                                          -------------   -------------
Cash flow from operating activities:
Net income                                                                $   8,480,277   $   7,234,088
   Adjustments to reconcile net income to net cash
      cash provided by operating activities:
      Provision for loan losses                                                 928,000         733,667
      Depreciation expense                                                    1,360,457       1,274,082
      Net amortization of debt securities premiums and discounts                 34,945         562,590
      Amortization of intangible assets                                         783,214         531,199
      Non-cash compensation expense for stock based compensation                162,741              --
      Increase in accrued interest receivable                                  (615,708)       (647,165)
      Increase in cash surrender value - life insurance                         (47,672)        (27,240)
      Increase in other assets                                                  (36,151)       (287,743)
      Increase in accrued interest payable                                    1,212,918       1,053,988
      Increase in other liabilities                                             505,510         405,951
      Loss on sales and calls of debt securities                                 18,351              --
      Origination of mortgage loans for sale                                (15,247,120)    (30,243,789)
      Proceeds from the sale of mortgage loans held for sale                 15,575,640      30,751,312
      Gain on sale of mortgage loans                                           (328,520)       (507,523)
      Loss on disposition of premises and equipment                              25,952             924
      Other, net                                                                     --          15,180
                                                                          -------------   -------------
         Net cash provided by operating activities                           12,812,834      10,849,521
                                                                          -------------   -------------
Cash flow from investing activities:
   Net increase in loans                                                     (8,136,202)    (33,112,348)
   Purchase of available-for-sale debt securities                          (117,945,571)   (480,397,119)
   Proceeds from maturities of available-for-sale debt securities           109,781,262     443,369,982
   Proceeds from calls of available-for-sale debt securities                    950,038      20,272,500
   Proceeds from sales of available-for-sale debt securities                  1,985,020       1,071,803
   Purchase of equity securities                                             (1,008,150)       (844,950)
   Proceeds from sales of equity securities                                     742,000          95,800
   Acquisition of subsidiary, net of cash and cash equivalents acquired              --     (21,800,539)
   Purchase of premises and equipment                                        (2,020,077)     (5,012,950)
   Proceeds from dispositions of premises and equipment                          69,202              --
   Proceeds from sales of other real estate owned and repossessions             570,624       1,760,374
                                                                          -------------   -------------
         Net cash used in investing activities                              (15,011,854)    (74,597,447)
                                                                          -------------   -------------

Continued on next page

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                   NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                          -----------------------------
                                                                               2006            2005
                                                                          -------------   -------------
Cash flow from financing activities:
   Net increase in demand deposits                                        $   3,228,761   $  12,409,368
   Net increase (decrease) in interest-bearing transaction accounts         (19,314,069)     12,400,805
   Net increase in time deposits                                             26,366,533       8,413,174
   Net increase in federal funds purchased and securities
      sold under agreements to repurchase                                     4,548,459      28,691,634
   Net increase in interest-bearing demand notes to U.S. Treasury               791,135         513,351
   Proceeds from issuance of subordinated notes                                      --      23,712,000
   Proceeds from Federal Home Loan Bank borrowings                          176,355,627       3,500,000
   Repayment of Federal Home Loan Bank borrowings                          (177,924,605)     (4,067,012)
   Cash dividends paid                                                       (2,627,004)     (2,251,717)
                                                                          -------------   -------------
      Net cash provided by financing activities                              11,424,837      83,321,603
                                                                          -------------   -------------
Net increase in cash and cash equivalents                                     9,225,817      19,573,677
Cash and cash equivalents, beginning of period                               47,730,549      65,708,410
                                                                          -------------   -------------
Cash and cash equivalents, end of period                                  $  56,956,366   $  85,282,087
                                                                          =============   =============
Supplemental disclosure of cash flow information -
   Cash paid during period for:
      Interest                                                            $  22,806,136   $  15,904,022
      Income taxes                                                            4,135,000       2,620,000
Supplemental schedule of noncash investing activities -
   Other real estate and repossessions
      acquired in settlement of loans                                     $     489,498   $   3,265,115

See accompanying notes to unaudited condensed consolidated financial statements.

               EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

             Three and Nine Months Ended September 30, 2006 and 2005

     The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders' equity. Operating results for the periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. Our Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company's consolidated financial position as of September 30, 2006 and December 31, 2005 and the consolidated statements of earnings for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005.

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

     A summary of unaudited pro forma combined financial information for the nine-month period ended September 30, 2005 for our Company and Bank 10 as if the transaction had occurred on January 1, 2005 is as follows:

                                 Nine Months
                                    Ended
                             September 30, 2005
                             ------------------
Net interest income              $26,052,171
Net income                         7,478,232
Basic earnings per share         $      1.79
Diluted earnings per share              1.78

EARNINGS PER SHARE

     The following table reflects, for the three-month and nine-month periods ended September 30, 2006 and 2005, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                      -----------------------   -----------------------
                                         2006         2005         2006         2005
                                      ----------   ----------   ----------   ----------
Net income, basic and diluted         $2,858,485   $2,651,671   $8,480,277   $7,234,088
                                      ==========   ==========   ==========   ==========
Average shares outstanding             4,169,847    4,169,847    4,169,847    4,169,847
Effect of dilutive stock options          32,638       27,082       32,915       28,332
                                      ----------   ----------   ----------   ----------
Average shares outstanding
   including dilutive stock options    4,202,485    4,196,929    4,202,762    4,198,179
                                      ==========   ==========   ==========   ==========
Basic earning per share               $     0.69   $     0.64   $     2.03   $     1.73
Diluted earnings per share            $     0.68   $     0.63   $     2.02   $     1.72

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

     Effective January 1, 2006, our Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS No.123(R)) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires our Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the nine months ended September 30, 2006, there were no stock options exercised.

     Total stock-based compensation expense for the three-month and nine-month periods ended September 30, 2006 was $60,000 ($40,000 after tax) and $163,000 ($107,000 after tax). As of September 30, 2006, the total unrecognized compensation expense related to non-vested stock awards was $467,000 and the related weighted average period over which it is expected to be recognized is approximately 1.8 years.

     The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123(R) had been applied in 2005:

                                                      THREE MONTHS          NINE MONTHS
                                                          ENDED                ENDED
                                                   SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                   ------------------   ------------------
Net income, as reported                                $2,651,671           $7,234,088
   Add: share-based compensation expense
      included in reported net income, net of
      related tax effects                                      --                   --
   Less: total share-based employee compensation
      expense associated with stock options
      determined under fair value method for all
      option awards, net of related tax effects           (35,700)            (107,099)
                                                       ----------           ----------
   Pro forma net income                                $2,615,971           $7,126,989
                                                       ==========           ==========
Pro forma earnings per common share:
   As reported basic                                   $     0.64           $     1.73
   Pro forma basic                                           0.63                 1.71
   As reported diluted                                       0.63                 1.72
   Pro forma diluted                                         0.62                 1.70

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

The following table summarizes our Company's stock option activity for the nine-month period ended September 30, 2006:

                                                                     WEIGHTED
                                            WEIGHTED   AGGREGATE     AVERAGE
                                             AVERAGE   INTRINSIC   CONTRACTUAL
                                            EXERCISE     VALUE         TERM
                                  OPTIONS     PRICE      (000)      (IN YEARS)
                                  -------   --------   ---------   -----------
Outstanding, January 1, 2006      160,809    $24.54
Granted                            46,380     29.95
Exercised                              --        --
Expired                                --        --
Forfeited                              --        --
                                  -------    ------
Outstanding, September 30, 2006   207,189     25.75      $1,091        7.0
                                  =======    ======
Exercisable, September 30, 2006   112,137     21.90         993        5.8

     The weighted average grant date fair values of stock options granted during 2006 and the weighted average significant assumptions used to determine those fair values, using the Black-Scholes option-pricing model are as follows:

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

COMPREHENSIVE INCOME

     For the three-month and nine-month periods ended September 30, 2006 and 2005, unrealized holding gains and losses on investments in debt and equity securities available-for-sale were our Company's only other comprehensive income component. Comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005 is summarized as follows:

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                            ------------------------   -----------------------
                                                               2006          2005         2006         2005
                                                            ----------   -----------   ----------   ----------
Net income                                                  $2,858,485   $2,651,671    $8,480,277   $7,234,088
   Other comprehensive income (loss):
      Net unrealized holding gains (losses) on
         investments in debt and equity securities
         available-for-sale, net of taxes                    1,339,440     (434,674)      246,978     (762,151)
     Adjustment for net securities losses realized in net
         income, net of applicable income taxes                     --           --        11,928           --
                                                            ----------   ----------    ----------   ----------
         Total other comprehensive income (loss)             1,339,440     (434,674)      258,906     (762,151)
                                                            ----------   ----------    ----------   ----------
         Comprehensive income                               $4,197,925   $2,216,997    $8,739,183   $6,471,937
                                                            ==========   ==========    ==========   ==========

INTANGIBLE ASSETS

     The gross carrying amount and accumulated amortization of our Company's amortizable core deposit intangible assets as of September 30, 2006 and December 31, 2005 is as follows:

                                      SEPTEMBER 30, 2006              DECEMBER 31, 2005
                               -----------------------------   -----------------------------
                               Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                   Amount       Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------
Amortized intangible assets:
   Core deposit intangible       $7,060,224      (3,056,978)      7,060,224      (2,273,764)
                                 ==========      ==========       =========      ==========

     The aggregate amortization expense of core deposit intangible subject to amortization for the three-month and nine-month period ended September 30, 2006 and 2005 is as follows:

                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                                 ------------------   ------------------
                                   2006       2005      2006       2005
                                 --------   -------   --------   -------
Aggregate amortization expense   $249,369   329,893   $783,214   531,199
                                 ========   =======   ========   =======

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
   For the three months ended December 31, 2006   $249,369
   For year ending 2007                            922,337
   For year ending 2008                            701,443
   For year ending 2009                            626,111
   For year ending 2010                            526,477

     Our Company's mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

                                              SEPTEMBER 30,
                                       --------------------------
                                           2006           2005
                                       ------------   -----------
Balance, beginning of period           $  1,536,331     1,605,930
Originated mortgage servicing rights        192,849       294,888
Amortization                               (314,226)     (340,412)
                                       ------------   -----------
Balance, end of period                 $  1,414,954     1,560,406
                                       ============   ===========
Mortgage loans serviced                $219,160,535   219,336,200
                                       ============   ===========
Mortgage servicing rights as a
   percentage of loans serviced                0.65%         0.71%
                                       ============   ===========

     The estimated amortization expense for mortgage servicing rights for the next five years is as follows:

Estimated amortization expense:
   For the three months ended December 31, 2006   $ 95,000
   For year ending 2007                            347,000
   For year ending 2008                            296,000
   For year ending 2009                            219,000
   For year ending 2010                            144,000

     Our Company's goodwill associated with the purchase of subsidiaries by reporting segments as of September 30, 2006 and December 31, 2005 is summarized as follows:

                                                  CITIZENS UNION
                                 THE EXCHANGE     STATE BANK AND   OSAGE VALLEY
                               NATIONAL BANK OF      TRUST OF         BANK OF
                                JEFFERSON CITY        CLINTON         WARSAW        BANK 10       TOTAL
                               ----------------   --------------   ------------   ----------   ----------
Goodwill associated with the
   purchase of subsidiaries       $4,382,098        16,701,762       4,112,876    15,127,039   40,323,775
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

     The following table represents the components of the net periodic pension costs for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively:

                                                 ESTIMATED     ACTUAL
                                                    2006        2005
                                                 ---------   ---------
Service cost - benefits earned during the year   $ 615,293   $ 471,319
Interest cost on projected benefit obligations     317,852     276,245
Expected return on plan assets                    (342,134)   (368,873)
Net amortization and deferral                           --     (26,632)
Amortization of prior service cost                  78,628      39,315
Amortization of net gains                           (2,601)         --
                                                 ---------   ---------
Net periodic pension cost - annual               $ 667,038   $ 391,374
                                                 =========   =========
Net periodic pension cost - three months
   ended September 30 (actual)                   $ 166,760   $  97,844
                                                 =========   =========
Net periodic pension cost - nine months
   ended September 30 (actual)                   $ 500,279   $ 293,531
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

                                                                 SEPTEMBER 30, 2006
                             -----------------------------------------------------------------------------------------
                                  THE
                               EXCHANGE       CITIZENS
                               NATIONAL         UNION
                                BANK OF      STATE BANK    OSAGE VALLEY
                               JEFFERSON      AND TRUST        BANK          BANK 10       CORPORATE
                                 CITY        OF CLINTON      OF WARSAW      OF BELTON      AND OTHER         TOTAL
                             ------------   ------------   ------------   ------------   ------------   --------------
Balance sheet information:
Loans, net of allowance
   for loan losses           $352,740,225   $246,499,562   $ 57,639,778   $154,289,241   $         --   $  811,168,806
Debt and equity securities     80,585,591     40,124,189     35,362,805     28,051,655      1,486,000      185,610,240
Goodwill                        4,382,098     16,701,762      4,112,876     15,127,039             --       40,323,775
Intangible assets                      --        421,686             --      3,581,560             --        4,003,246
Total assets                  490,298,882    329,623,906    105,795,923    220,688,819      2,108,135    1,148,515,665
Deposits                      386,196,451    263,260,991     90,297,456    160,891,525     (8,909,992)     891,736,431
Stockholders' equity         $ 50,857,765   $ 45,241,431   $  9,833,809   $ 36,542,765   $(39,467,985)  $  103,007,785
                             ============   ============   ============   ============   ============   ==============

                                                                 DECEMBER 31, 2005
                             -----------------------------------------------------------------------------------------
                                  THE
                               EXCHANGE       CITIZENS
                               NATIONAL         UNION
                                BANK OF      STATE BANK    OSAGE VALLEY
                               JEFFERSON      AND TRUST        BANK          BANK 10       CORPORATE
                                 CITY        OF CLINTON      OF WARSAW      OF BELTON      AND OTHER         TOTAL
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
                             ============   ============   ============   ============   ============   ==============

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2006
                               ------------------------------------------------------------------------------------
                                THE EXCHANGE   CITIZENS UNION
                               NATIONAL BANK   STATE BANK AND   OSAGE VALLEY                CORPORATE
                               OF JEFFERSON       TRUST OF         BANK OF                     AND
                                    CITY           CLINTON         WARSAW        BANK 10      OTHER        TOTAL
                               -------------   --------------   ------------   ----------   ---------   -----------
Statement of earnings:
   Total interest income         $8,209,775      $5,038,137      $1,344,040    $3,695,461   $  27,052   $18,314,465
   Total interest expense         3,430,944       1,976,669         799,159     1,490,285     892,405     8,589,462
                                 ----------      ----------      ----------    ----------   ---------   -----------
   Net interest income            4,778,831       3,061,468         544,881     2,205,176    (865,353)    9,725,003
   Provision for loan losses        225,000          75,000              --            --          --       300,000
   Noninterest income             1,069,554         473,053         171,838       522,957     (20,829)    2,216,573
   Noninterest expense            2,824,360       2,270,624         565,491     1,633,168     188,276     7,481,919
   Income taxes                     903,100         353,481          26,880       364,891    (347,180)    1,301,172
                                 ----------      ----------      ----------    ----------   ---------   -----------
   Net income (loss)             $1,895,925      $  835,416      $  124,348    $  730,074   $(727,278)  $ 2,858,485
                                 ==========      ==========      ==========    ==========   =========   ===========

                                                       THREE MONTHS ENDED SEPTEMBER 30, 2005
                               ------------------------------------------------------------------------------------
                                THE EXCHANGE   CITIZENS UNION
                               NATIONAL BANK   STATE BANK AND   OSAGE VALLEY                CORPORATE
                               OF JEFFERSON       TRUST OF         BANK OF       BANK 10       AND
                                    CITY           CLINTON         WARSAW       OF BELTON     OTHER        TOTAL
                               -------------   --------------   ------------   ----------   ---------   -----------
Statement of earnings:
   Total interest income         $7,385,816      $4,253,749      $1,189,612    $3,010,549   $  22,957   $15,862,683
   Total interest expense         3,038,120       1,535,350         566,348       806,968     759,851     6,706,637
                                 ----------      ----------      ----------    ----------   ---------   -----------
   Net interest income            4,347,696       2,718,399         623,264     2,203,581    (736,894)    9,156,046
   Provision for loan losses        150,000         100,000          10,500            --          --       260,500
   Noninterest income               962,434         471,212         142,425       456,897     (21,781)    2,011,187
   Noninterest expense            2,804,965       1,980,370         468,353     1,711,758     103,309     7,068,755
   Income taxes                     751,300         336,846          74,228       318,873    (294,940)    1,186,307
                                 ----------      ----------      ----------    ----------   ---------   -----------
   Net income (loss)             $1,603,865      $  772,395      $  212,608    $  629,847   $(567,044)  $ 2,651,671
                                 ==========      ==========      ==========    ==========   =========   ===========

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2006
                               ---------------------------------------------------------------------------------------
                                THE EXCHANGE   CITIZENS UNION
                               NATIONAL BANK   STATE BANK AND   OSAGE VALLEY                  CORPORATE
                                OF JEFFERSON      TRUST OF         BANK OF                       AND
                                    CITY           CLINTON         WARSAW        BANK 10        OTHER         TOTAL
                               -------------   --------------   ------------   ----------    -----------   -----------
Statement of earnings:
   Total interest income        $24,040,166      $14,780,543     $3,885,715    $10,252,155   $    78,573   $53,037,152
   Total interest expense         9,805,051        5,605,566      2,230,915      3,808,407     2,569,115    24,019,054
                                -----------      -----------     ----------    -----------   -----------   -----------
   Net interest income           14,235,115        9,174,977      1,654,800      6,443,748    (2,490,542)   29,018,098
   Provision for loan losses        675,000          225,000         21,000          7,000            --       928,000
   Noninterest income             3,151,596        1,353,083        470,521      1,574,213       (57,749)    6,491,664
   Noninterest expense            8,583,106        6,601,466      1,613,003      4,931,112       522,291    22,250,978
   Income taxes                   2,618,700        1,115,223         98,021      1,013,533      (994,970)    3,850,507
                                -----------      -----------     ----------    -----------   -----------   -----------
   Net income (loss)            $ 5,509,905      $ 2,586,371     $  393,297    $ 2,066,316   $(2,075,612)  $ 8,480,277
                                ===========      ===========     ==========    ===========   ===========   ===========

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2005
                               ---------------------------------------------------------------------------------------
                                THE EXCHANGE   CITIZENS UNION
                               NATIONAL BANK   STATE BANK AND   OSAGE VALLEY                  CORPORATE
                                OF JEFFERSON      TRUST OF         BANK OF       BANK 10         AND
                                    CITY           CLINTON         WARSAW       OF BELTON       OTHER         TOTAL
                               -------------   --------------   ------------   ----------    -----------   -----------
Statement of earnings:
   Total interest income        $20,939,384      $12,054,443     $3,507,457     $4,719,373   $    56,667   $41,277,324
   Total interest expense         8,107,399        4,078,417      1,570,217      1,406,170     1,795,807    16,958,010
                                -----------      -----------     ----------     ----------   -----------   -----------
   Net interest income           12,831,985        7,976,026      1,937,240      3,313,203    (1,739,140)   24,319,314
   Provision for loan losses        450,000          250,000         31,500          2,167            --       733,667
   Noninterest income             2,848,791        1,233,627        363,541        754,117       (60,354)    5,139,722
   Noninterest expense            8,207,836        5,706,328      1,347,651      2,712,541       330,514    18,304,870
   Income taxes                   2,242,100          986,869        248,423        438,109      (729,090)    3,186,411
                                -----------      -----------     ----------     ----------   -----------   -----------
   Net income (loss)            $ 4,780,840      $ 2,266,456     $  673,207     $  914,503   $(1,400,918)  $ 7,234,088
                                ===========      ===========     ==========     ==========   ===========   ===========

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

RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 2006 of $2,858,000 increased $207,000 when compared to the second quarter of 2005. Diluted earnings per common share for the third quarter of 2006 of $0.68 increased 5 cents or 7.9% when compared to the third quarter of 2005.

     Net income for the nine months ended September 30, 2006 of $8,480,000 increased $1,246,000 when compared to the third quarter of 2005. Diluted earnings per common share for the third quarter of 2006 of $2.02 increased 30 cents or 17.4% when compared to the third quarter of 2005.

     Net interest income (on a tax equivalent basis) was $9,973,000, or 3.83% of average earning assets, for the three months ended September 30, 2006, compared to $9,399,000, or 3.53% of average earning assets, for the same period in 2005. The increase in net interest income was primarily the result of an increase in net interest margin.

     Net interest income (on a tax equivalent basis) was $29,769,000, or 3.85% of average earning assets, for the nine months ended September 30, 2006, compared to $24,947,000, or 3.41% of average earning assets, for the same period in 2005. The increase in net interest income was the result of an increase in average interest-earning assets and an increase in net interest margin.

     Average interest-earning assets for the three months ended September 30, 2006 were $1,032,105,000, a decrease of $22,887,000 or 2.2%, compared to average interest-earning assets of $1,054,992,000 for the same period of 2005. Average loans outstanding increased approximately $38,304,000 while other earning assets decreased $61,191,000.

     The yield on average interest-earning assets increased to 7.1% for the three month period ended September 30, 2006 compared to 6.0% for the same period in 2005. The rate paid on interest-bearing liabilities also increased to 3.8% in 2006 compared to 2.9% in 2005. The increase in rates reflects the general increases in market rates as a result of the Federal Reserve Bank's rate activity over the last year.

     Average interest-earning assets for the nine months ended September 30, 2006 were $1,032,936,000, an increase of $55,453,000 or 5.7%, compared to average interest-earning assets of $977,483,000 for the same period of 2005. Average loans outstanding increased approximately $104,279,000 while other earning assets decreased $48,826,000.

     The yield on average interest-earning assets increased to 7.0% for the nine month period ended September 30, 2006 compared to 5.7% for the same period in 2005. The rate paid on interest-bearing liabilities also increased to 3.5% in 2006 compared to 2.7% in 2005. The increase in rates reflects the general increases in market rates as a result of the Federal Reserve Bank's rate activity over the last year.

NET INTEREST INCOME

     Fully taxable equivalent net interest income increased $574,000 or 6.1% and $4,822,000 or 19.3% respectively for the three and nine month periods ended September 30, 2006 compared to the same period in 2005. The increase in net interest income for the periods ended September 30, 2006 compared to the periods ended September 30, 2005 was the result of both increased earning assets and net interest margin.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended September 30, 2006 and 2005.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                   THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                   SEPTEMBER 30, 2006                  SEPTEMBER 30, 2005
                                           ---------------------------------   ---------------------------------
                                                         INTEREST      RATE                  INTEREST      RATE
                                             AVERAGE      INCOME/    EARNED/     AVERAGE      INCOME/    EARNED/
                                             BALANCE    EXPENSE/1/   PAID/1/     BALANCE    EXPENSE/1/   PAID/1/
                                           ----------   ----------   -------   ----------   ----------   -------
ASSETS
Loans:/2/                                  $  828,848     $16,101     7.71%    $  790,544     $13,607     6.83%
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies                     125,463       1,420     4.49        170,148       1,419     3.31
   State and municipal                         52,924         718     5.38         51,690         700     5.37
   Other                                        6,650          83     4.95          7,227          57     3.13
Federal funds sold                             16,613         221     5.28         34,345         314     3.63
Interest-bearing deposits                       1,607          19     4.69          1,038           8     3.06
                                           ----------     -------              ----------     -------
   Total interest earning assets            1,032,105      18,562     7.14      1,054,992      16,105     6.06
All other assets                              124,628                             119,875
Allowance for loan losses                      (9,321)                             (9,260)
                                           ----------                          ----------
   Total assets                            $1,147,412                          $1,165,607
                                           ==========                          ==========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
   NOW accounts                            $  102,521     $   323     1.25%    $  134,709     $   559     1.65%
   Savings                                     50,779          73     0.57         58,658          84     0.57
   Money market                               158,797       1,378     3.44        154,386       1,018     2.62
   Deposits of $100 and over                  126,220       1,420     4.46        114,478         920     3.19
   Other time deposits                        317,542       3,262     4.08        313,517       2,397     3.03
                                           ----------     -------              ----------     -------
      Total time deposits                     755,859       6,456     3.39        775,748       4,978     2.55
   Federal funds purchased and
      securities sold under
      agreements to repurchase                 40,304         462     4.55         54,525         434     3.16
   Interest-bearing demand
      notes to US Treasury                        763           9     4.68            677           6     3.52
   Subordinated notes                          49,486         912     7.31         49,486         772     6.19
   Advances from Federal Home Loan Bank        55,468         750     5.36         52,396         516     3.91
                                           ----------     -------              ----------     -------
      Total interest-bearing liabilities      901,880       8,589     3.78        932,832       6,706     2.85
   Demand deposits                            134,539                             129,622
   Other liabilities                            9,656                               7,184
                                           ----------                          ----------
      Total liabilities                     1,046,075                           1,069,638
   Stockholders' equity                       101,337                              95,969
                                           ----------                          ----------
   Total liabilities and
      stockholders' equity                 $1,147,412                          $1,165,607
                                           ==========                          ==========
Net interest income                                       $ 9,973                             $ 9,399
                                                          =======                             =======
Net interest margin/4/                                                3.83%                               3.53%
                                                                      ====                                ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $248,000 in 2006 and $243,000 in 2005.

/2/  Non-accruing loans are included in the average amounts outstanding.

/3/  Average balances based on amortized cost.

/4/  Net interest income divided by average total interest earning assets.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the nine month periods ended September 30, 2006 and 2005.

(DOLLARS EXPRESSED IN THOUSANDS)

                                                        NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2006                  SEPTEMBER 30, 2005
                                                ---------------------------------   ---------------------------------
                                                              INTEREST      RATE                  INTEREST      RATE
                                                  AVERAGE      INCOME/    EARNED/     AVERAGE      INCOME/    EARNED/
                                                  BALANCE    EXPENSE/1/   PAID/1/     BALANCE    EXPENSE/1/   PAID/1/
                                                ----------   ----------   -------   ----------   ----------   -------
ASSETS
Loans:/2/                                       $  826,644     $46,654     7.55%    $  722,365     $35,229     6.52%
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies                          129,766       4,139     4.26        168,682       3,886     3.08
   State and municipal                              53,042       2,159     5.44         42,669       1,774     5.56
   Other                                             6,968         231     4.43          6,613         188     3.80
Federal funds sold                                  14,204         529     4.98         35,565         800     3.01
Interest-bearing deposits                            2,312          76     4.40          1,589          28     2.36
                                                ----------     -------              ----------     -------
   Total interest earning assets                 1,032,936      53,788     6.96        977,483      41,905     5.73
All other assets                                   123,901                             101,138
Allowance for loan losses                           (9,285)                             (8,547)
                                                ----------                          ----------
   Total assets                                 $1,147,552                          $1,070,074
                                                ==========                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   NOW accounts                                 $  109,034     $ 1,104     1.35%    $  130,778     $ 1,344     1.37%
   Savings                                          53,113         227     0.57         55,323         236     0.57
   Money market                                    156,701       3,770     3.22        140,555       2,489     2.37
   Deposits of $100 and over                       119,487       3,686     4.12        103,412       2,352     3.04
   Other time deposits                             313,533       8,969     3.82        286,226       6,167     2.88
                                                ----------     -------              ----------     -------
      Total time deposits                          751,868      17,756     3.16        716,294      12,588     2.35
   Federal funds purchased and
      securities sold under
      agreements to repurchase                      45,885       1,459     4.25         50,368       1,018     2.70
   Interest-bearing demand
      notes to US Treasury                             655          22     4.49            700          14     2.67
   Subordinated notes                               49,486       2,628     7.10         42,972       1,922     5.98
   Advances from Federal Home Loan Bank             59,270       2,154     4.86         46,626       1,416     4.06
                                                ----------     -------              ----------     -------
      Total interest-bearing liabilities           907,164      24,019     3.54        856,960      16,958     2.65
   Demand deposits                                 131,872                             112,934
   Other liabilities                                 8,823                               6,178
                                                ----------                          ----------
      Total liabilities                          1,047,859                             976,072
   Stockholders' equity                             99,693                              94,002
                                                ----------                          ----------
   Total liabilities and stockholders' equity   $1,147,552                          $1,070,074
                                                ==========                          ==========
Net interest income                                            $29,769                             $24,947
                                                               =======                             =======
Net interest margin/4/                                                     3.85%                               3.41%
                                                                           ====                                ====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $751,000 in 2006 and $628,000 in 2005.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS ENDED SEPTEMBER
                                               30, 2006 COMPARED TO THREE
                                            MONTHS ENDED SEPTEMBER 30, 2005
                                            -------------------------------
                                                          CHANGE DUE TO
                                              TOTAL   ---------------------
                                             CHANGE   VOLUME /3/   RATE /4/
                                             ------   ----------   --------
INTEREST INCOME ON A FULLY TAXABLE
EQUIVALENT BASIS:
Loans:/1/                                    $2,494       682       1,812
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies                         1      (429)        430
   State and municipal /2/                       18        17           1
   Other                                         26        (5)         31
Federal funds sold                              (93)     (201)        108
Interest-bearing deposits                        11         5           6
                                             ------      ----       -----
      Total interest income                   2,457        69       2,388

INTEREST EXPENSE:
   NOW accounts                              $ (236)     (118)       (118)
   Savings                                      (11)      (11)         --
   Money market                                 360        30         330
   Deposits of $100 and over                    500       102         398
   Other time deposits                          865        31         834
   Federal funds purchased and securities
      sold under agreements to repurchase        28      (132)        160
   Interest-bearing demand notes of U.S.
      Treasury                                    3         1           2
   Subordinated debentures                      140        --         140
   Other borrowed money                         234        31         203
                                             ------      ----       -----
      Total interest expense                  1,883       (66)      1,949
                                             ------      ----       -----
Net interest income on a fully taxable
   equivalent basis                          $  574       135         439
                                             ======      ====       =====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $248,000 in 2006 and $243,000 in 2005.

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

(DOLLARS EXPRESSED IN THOUSANDS)

                                          NINE MONTHS ENDED
                                          SEPTEMBER 30, 2006
                                             COMPARED TO
                                          NINE MONTHS ENDED
                                          SEPTEMBER 30, 2005
                                   -------------------------------
                                                 CHANGE DUE TO
                                    TOTAL    ---------------------
                                    CHANGE   VOLUME /3/   RATE /4/
                                   -------   ----------   --------
INTEREST INCOME ON A FULLY
TAXABLE EQUIVALENT BASIS:

Loans:/1/                          $11,425      5,468      5,957
Investment securities:/3/
   U.S Treasury and
      U.S. Gov't Agencies              253     (1,026)     1,279
   State and municipal /2/             385        423        (38)
   Other                                43         10         33
Federal funds sold                    (271)      (630)       359
Interest-bearing deposits               48         17         31
                                   -------     ------      -----
      Total interest income         11,883      4,262      7,621

INTEREST EXPENSE:
   NOW accounts                    $  (240)      (220)       (20)
   Savings                              (9)        (9)        --
   Money market                      1,281        311        970
   Deposits of $100 and over         1,334        406        928
   Other time deposits               2,802        631      2,171
   Federal funds purchased and
      securities sold under
      agreements to repurchase         441        (98)       539
   Interest-bearing demand notes
      of U.S. Treasury                   8         (1)         9
   Subordinated debentures             706        316        390
   Other borrowed money                738        428        310
                                   -------     ------      -----
      Total interest expense         7,061      1,764      5,297
                                   -------     ------      -----
Net interest income on a fully
   taxable equivalent basis        $ 4,822      2,498      2,324
                                   =======     ======      =====

/1/ Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $751,000 in 2006 and $628,000 in 2005.

/2/  Non-accruing loans are included in the average amounts outstanding.

/3/  Change in volume multiplied by yield/rate of prior period.

/4/  Change in yield/rate multiplied by volume of prior period.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

     Our Company's primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $574,000 or 6.1% to $9,973,000 or 3.8% of average earning assets for the third quarter of 2006 compared to $9,399,000 or 3.5% of average earning assets for the same period of 2005. The provision for loan losses was $300,000 and $260,000 for the three months ended September 30, 2006 and 2005 respectively. Net charge-offs were $253,000 for the third quarter of 2006 compared to $804,000 for the third quarter of 2005. Even though charge-offs were less for third quarter of 2006 compared to third quarter 2005, management felt it prudent to increase the provision for loan losses as a result of continued growth in the loan portfolio as well as concern about general economic conditions as they relate to borrowers' abilities to service existing debt. See Lending and Credit Management in this report for further discussion of third quarter 2006 charge-offs.

     Noninterest income and noninterest expense for the three-month periods ended September 30, 2006 and 2005 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                              THREE MONTHS
                                                 ENDED           INCREASE
                                             SEPTEMBER 30,      (DECREASE)
                                            ---------------   --------------
                                             2006     2005    AMOUNT     %
                                            ------   ------   ------   -----
NONINTEREST INCOME
Service charges on deposit accounts         $1,462   $1,252    $210     16.8%
Trust department income                        215      165      50     30.3
Mortgage loan servicing fees, net              102      101       1      1.0
Gain on sale of mortgage loans                 127      201     (74)   (36.8)
Other                                          311      292      19      6.5
                                            ------   ------    ----    -----
                                            $2,217   $2,011    $206     10.2%
                                            ======   ======    ====    =====

NONINTEREST EXPENSE
Salaries and employee benefits              $4,254   $3,900    $354      9.1%
Occupancy expense                              500      432      68     15.7
Furniture and equipment expense                592      545      47      8.6
Advertising and promotion                      234      216      18      8.3
Postage, printing and supplies                 277      288     (11)    (3.8)
Legal, examination, and professional fees      334      401     (67)   (16.7)
Amortization - CDI                             249      330     (81)   (24.5)
Processing expense                             261      224      37     16.5
Other                                          781      733      48      6.5
                                            ------   ------    ----    -----
                                            $7,482   $7,069    $413      5.8%
                                            ======   ======    ====    =====

     Noninterest income increased $206,000 or 10.2% to $2,217,000 for the third quarter of 2006 compared to $2,011,000 for the same period of 2005. Service charges on deposit accounts increased $210,000 or 16.8% as a result of increased overdraft and insufficient check fee income, ATM fee income, debit card fee income. Trust department income increased due to the collection of additional trust distribution fees. Gain on sale of mortgage loans decreased $74,000 or 36.8% due to a decrease in volume of loans originated and sold to the secondary market from approximately $11,000,000 in the third quarter of 2005 to approximately $4,415,000 for the third quarter of 2006.

     Noninterest expense increased $413,000 or 5.8% to $7,482,000 for the third quarter of 2006 compared to $7,069,000 for the third quarter of 2005. Salaries and benefits increased $354,000 or 9.1%, occupancy expense increased $68,000 or 15.7%, advertising and promotion expense increased $18,000 or 8.3%, and processing expense increased $48,000 or 6.5%. In addition to the increase in salaries and employees benefits represented by normal salary increases and additional hires, $60,000 of the increase reflects share-based compensation expense recorded as a result of the adoption of SFAS No. 123R, $76,000 reflects increased pension expense, and $12,000 represents increased profit sharing expense. The $68,000 of the increase in occupancy expense reflects additional costs associated with three new branch facilities. The $18,000 increase in advertising and promotion expense reflects additional advertising and promotion in new market areas. The $48,000 increase in processing expense reflects higher costs associated with the various data processing systems utilized by our Company.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.3% for the third quarter of 2006 compared to 30.9% for the third quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

     Net interest income on a fully taxable equivalent basis increased $4,822,000 or 19.3% to $29,769,000 or 3.9% of average earning assets for the first nine months of 2006 compared to $24,947,000 or 3.4% of average earning assets for the same period of 2005. The provision for loan losses was $928,000 and $734,000 for the nine months ended September 30, 2006 and 2005 respectively. Net charge-offs were $631,000 for the first nine months of 2006 compared to $854,000 for the same period in 2005. Even though charge-offs were less for the nine-month period of 2006 compared to the same period in 2005, management felt it prudent to increase the provision for loan losses as a result of continued growth in the loan portfolio as well as concern about general economic conditions as they relate to borrowers' abilities to service existing debt. See Lending and Credit Management in this report for further discussion of 2006 charge-offs.

     Noninterest income and noninterest expense for the nine-month periods ended September 30, 2006 and 2005 were as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,     INCREASE (DECREASE)
                                                -----------------   -------------------
                                                  2006      2005      AMOUNT     %
                                                -------   -------     ------   -----
NONINTEREST INCOME

Service charges on deposit accounts             $ 4,339   $ 2,951     $1,388    47.0%
Trust department income                             623       595         28     4.7
Net loss on sales of calls of debt securities       (18)       --        (18)     NM
Mortgage loan servicing fees, net                   327       318          9     2.8
Gain on sale of mortgage loans                      328       508       (180)  (35.4)
Other                                               893       768        125    16.3
                                                -------   -------     ------   -----
                                                $ 6,492   $ 5,140     $1,352    26.3%
                                                =======   =======     ======   =====
NONINTEREST EXPENSE

Salaries and employee benefits                  $12,942   $10,220     $2,722    26.6%
Occupancy expense                                 1,400     1,108        292    26.4
Furniture and equipment expense                   1,654     1,592         62     3.9
Advertising and promotion                           622       574         48     8.4
Postage, printing and supplies                      861       707        154    21.8
Legal, examination, and professional fees           947       985        (38)   (3.9)
Amortization - CDI                                  783       531        252    47.5
Processing expense                                  776       508        268    52.8
Other                                             2,266     2,080        186     8.9
                                                -------   -------     ------   -----
                                                $22,251   $18,305     $3,946    21.6%
                                                =======   =======     ======   =====

     Noninterest income increased $1,352,000 or 26.3% to $6,492,000 for the first nine months of 2006 compared to $5,140,000 for the same period of 2005. The acquisition of Bank 10 contributed an additional $666,000 of noninterest income. Bank 10 contributed nine months of noninterest income during the first three quarters of 2006 versus five months during the same period in 2005. Excluding the additional noninterest income contributed by Bank 10, service charges on deposit accounts increased $789,000 or 26.7% as a result of increased overdraft and insufficient check fee income, ATM fee income, debit card fee income. Gain on sale of mortgage loans decreased $180,000 or 35.4% due to a decrease in volume of loans originated and sold to the secondary market from approximately $30,244,000 in the first nine months of 2005 to approximately $15,247,000 for the first nine months of 2006.

     Noninterest expense increased $3,946,000 or 21.6% to $22,251,000 for the first nine months of 2006 compared to $18,305,000 for the same period in 2005. The acquisition of Bank 10 contributed an additional $2,218,000 to noninterest expense. Bank 10 contributed nine months of noninterest expense during the first three quarters of 2006 versus five months during the same period in 2005. Excluding the impact of the Bank 10 acquisition, salaries and benefits increased $1,460,000 or 14.3%, occupancy expense increased $155,000 or 14.0%, postage, printing, and supplies increased $61,000 or 8.6%, legal, examination and professional fees decreased $94,000 or 9.5%, and processing expense increased $141,000 or 27.8%. In addition to the increase in salaries and employees benefits represented by normal salary increases and additional hires, $162,000 of the increase reflects share-based compensation expense recorded as a result of the adoption of SFAS No. 123R, $252,000 reflects increased pension expense, and $185,000 represents increased profit sharing expense. The $155,000 increase in occupancy expense reflects additional costs associated with three new branch facilities. The $61,000 increase in postage, printing, and supplies reflects both higher postage rates and additional mail volume. The $94,000 decrease in legal, examination, and professional fees reflects lower costs associated with Sarbanes-Oxley compliance and outsourced internal audits projects. The $141,000 increase in processing expense reflects higher costs associated with the various data processing systems utilized by our Company.

     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.2% for the first nine months of 2006 compared to 30.6% for the same period in 2005. The increase in the effective tax rate is due to a higher level of state taxable income as a result of the Bank 10 acquisition.

LENDING AND CREDIT MANAGEMENT

     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 70.6% of total assets as of September 30, 2006 compared to 71.4% as of December 31, 2005 and 66.8% as of September 30, 2005.

     Lending activities are conducted pursuant to written loan policies approved by our Banks' Boards of Directors. Larger credits are reviewed by our Banks' Discount Committees. These committees are comprised of members of senior management.

     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At September 30, 2006, our Company was servicing approximately $219,160,000 of loans sold to the secondary market.

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

     The allowance for loan losses was decreased by net loan charge-offs of $17,000 and $361,000, and $253,000 respectively for the first, second and third quarters of 2006 compared to $2,000, $48,000, and $804,000 respectively for the first, second and third quarters of 2005. The allowance for loan losses was increased by a provision charged to expense of $318,000 for the first quarter of 2006, $310,000 for the second quarter, and $300,000 for the third quarter of 2006. That compares to a provision of $236,000 for the first quarter of 2005, $237,000 for the second quarter of 2005 and $261,000 for the third quarter of 2006.

     The balance of the allowance for loan losses was $9,381,000 at September 30, 2006 compared to $9,085,000 at December 31, 2005 and $8,793,000 at September 30, 2005. The allowance for loan losses as a percent of outstanding loans was 1.14% at September 30, 2006 compared to 1.12% at December 31, 2005 and 1.10% at September 30, 2005. In light of current economic conditions which are impacting borrowers' abilities to service debt and as a result of growth in the loan portfolio management believes it is necessary to increase the level of the provision for loan losses.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $6,626,000 or 0.81% of total loans at September 30, 2006 compared to $9,050,000 or 1.11% of total loans at December 31, 2005. Detail of those balances plus other real estate and repossessions is as follows:

(DOLLARS EXPRESSED IN THOUSANDS)

                                        SEPTEMBER 30, 2006      DECEMBER 31, 2005
                                       --------------------   --------------------
                                                 % OF GROSS             % OF GROSS
                                       BALANCE      LOANS     BALANCE      LOANS
                                       -------   ----------   -------   ----------
Nonaccrual loans:
   Commercial                           $2,513      0.31%     $ 5,705      0.70%
   Real estate:
      Construction                       1,448      0.18        1,760      0.22
      Mortgage                           2,424      0.30        1,090      0.13
   Consumer                                 39        --           56      0.01
                                        ------      ----      -------      ----
                                         6,424      0.79        8,611      1.06
                                        ------      ----      -------      ----
Loans contractually past-due 90 days
   or more and still accruing:
   Commercial                                4        --          238      0.03
   Real estate:
      Construction                          --        --           --        --
      Mortgage                             116      0.01          187      0.02
   Consumer                                 82      0.01           14        --
                                        ------      ----      -------      ----
                                           202      0.02          439      0.05
                                        ------      ----      -------      ----
   Restructured loans                       --        --           --        --
                                        ------      ----      -------      ----
   Total nonperforming loans             6,626      0.81%       9,050      1.11%
                                                    ====                   ====
   Other real estate                     1,471                  1,568
   Repossessions                            15                     --
                                        ------                -------
   Total nonperforming assets           $8,112                $10,618
                                        ======                =======

     The allowance for loan losses was 141.6% of nonperforming loans at September 30, 2006 compared to 100.4% of nonperforming loans at December 31, 2005. The decrease in nonaccrual loans is primarily represented by the payoff of two large commercial credits. The decrease in commercial nonaccrual loans is partially offset by a $1,334,000 increase in nonaccrual mortgage loans since year-end.

     It is our Company's policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of those loans was approximately $764,000 and $489,000 for the nine months ended September 30, 2006 and 2005, respectively. Approximately $35,000 and $43,000 was recorded as interest income on such loans for the nine months ended September 30, 2006 and 2005, respectively.

     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $2,382,000 of additional loans as being impaired at September 30, 2006. The average balance of nonaccrual and other impaired loans for the first nine months of 2006 was approximately $11,005,000. At September 30, 2006 the portion of the allowance for loan losses allocated (both asset-specific and percentage) to impaired loans was $2,012,000 compared to $2,392,000 at December 31, 2005. The balance of impaired loans with no specific loan loss allocations was approximately $1,418,000 at September 30, 2006 compared to approximately $1,217,000 at December 31, 2005.

     As of September 30, 2006 and December 31, 2005 approximately $11,518,000 and $16,387,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The decrease in loans having more than normal risk is primarily represented by one large commercial real estate credit which has paid down approximately $4,885,000 since the 2005 year-end. In addition to the classified list, our Company also maintains an internal watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company's watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.

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

     At September 30, 2006, management allocated $7,431,000 of the $9,335,000 total allowance for loan losses to specific loans and loan categories and $1,950,000 was unallocated. At December 31, 2005, management allocated $8,062,000 of the $9,085,000 total allowance for loan losses to specific loans and loan categories and $1,023,000 was unallocated. Due to continued growth in the loan portfolio and current economic conditions that may impact our borrowers' ability to service their loans, management believes the increase in the unallocated portion of the allowance for loan losses is appropriate. Considering the size of several of our Company's lending relationships and the loan portfolio in total, management believes that the September 30, 2006 overall allowance for loan losses is adequate. Our Company does not lend funds for the type of transactions defined as "highly leveraged" by bank regulatory authorities or for foreign loans. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

FINANCIAL CONDITION

     Total assets increased $22,045,000 or 2.0% to $1,148,516,000 at September 30, 2006 compared to $1,126,470,000 at December 31, 2005. Total liabilities increased $15,770,000 or 1.5% to $1,045,508,000 compared to $1,029,738,000 at
December 31, 2005. Stockholders' equity increased $6,275,000 or 6.5% to $103,008,000 compared to $96,733,000 at December 31, 2005. The increase in assets reflects growth in both the loan portfolio and the investment portfolio. The increase in liabilities reflects increases in securities sold under agreements to repurchase and other borrowed funds.

     Loans increased $7,015,000 to $820,550,000 at September 30, 2006 compared to $813,535,000 at December 31, 2005. Commercial loans decreased $7,977,000; real estate construction loans increased $529,000; real estate mortgage loans increased $18,379,000; and consumer loans decreased $3,916,000. The decrease in commercial loans primarily reflects the repayments of several large commercial credits in the Jefferson City market. The increase in real estate mortgage loans reflects strong loan demand in the Kansas City market. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers' financing programs which generally tend to offer more favorable financing rates than our Company. Our Company chose to not aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio declined.

     Investment in debt securities classified as available-for-sale increased $5,652,000 or 3.3% to $179,041,000 at September 30, 2006 compared to
$173,389,000 at December 31, 2005. Investments classified as available-for-sale are carried at fair value. During 2006 the market valuation account decreased $476,000 to ($1,163,000) to reflect the fair value of available-for-sale investments at September 30, 2006 and the net after tax decrease resulting from the change in the market valuation adjustment of $259,000 increased the stockholders' equity component to ($813,000) at September 30, 2006.

     Investment in equity securities increased $266,000 or 4.2% to $6,569,000 at September 30, 2006 compared to $6,303,000 at December 31, 2005. The increase reflects additional purchases of Federal Home Loan Bank stock due to additional Federal Home Loan Bank borrowings.

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

     Cash and cash equivalents, which consist of cash due from banks and Federal funds sold, increased $9,226,000 or 19.3% to $56,956,000 at September 30, 2006
compared to $47,730,000 at December 31, 2005. Further discussion of this increase may be found in the section of this report titled "Sources and Uses of Funds".

     Premises and equipment increased $564,000 or 1.7% to $33,455,000 at September 30, 2006 compared to $32,891,000 at December 31, 2005. The increase reflects purchases of premises and equipment of $2,020,000 offset by depreciation expense of $1,360,000.

     Total deposits increased $10,281,000 or 1.2% to $891,736,000 at September 30, 2006 compared to $881,455,000 at December 31, 2005. This increase in deposits primarily reflects growth in our banks in the Kansas City market.

     Federal funds purchased and securities sold under agreements to repurchase increased $4,548,000 or 12.3% to $41,544,000 at September 30, 2006 compared to $36,996,000 at December 31, 2005. The increase primarily reflects additional public funds placed with our Company during the period.

     Other borrowed money decreased $1,569,000 or 3.0% to $50,611,000 at September 30, 2006 compared to $52,179,000 at December 31, 2005. The decrease reflects net repayment of Federal Home Loan Bank advances.

     The increase in stockholders' equity reflects net income of $8,480,000 less dividends declared of $2,627,000, a $259,000 change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale, and a $163,000 increase, net of taxes, related to stock option compensation expense.

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

     Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase and funds made available under a treasury tax and loan note agreement with the federal government. Also, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At September 30, 2006, the amounts of available credit from the FHLB totaled $79,967,000. As of September 30, 2006, the Banks had $50,611,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $44,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of September 30, 2006.

SOURCES AND USES OF FUNDS

     For the nine months ended September 30, 2006 and 2005, net cash provided by operating activities was $12,813,000 and $10,849,000, respectively. $1,246,000 of the increase in net cash provided by operating activities reflects a higher level of net income.

     Net cash used in investing activities was $15,012,000 in 2006 versus $74,597,000 in 2005. The primary decrease in cash used in investing activities reflects lower purchases of debt securities during the first nine months of 2006 versus the same period in 2005 as well as cash used for the purchase of Bank 10 in 2005.

     Net cash provided by financing activities was $11,425,000 in 2006 versus $83,322,000 in 2005. The decrease in cash proved by financing activities in 2006 compared to 2005 is primarily represented by a $23,712,000 issuance of subordinated notes in the first quarter of 2005 to partially fund the purchase of Bank 10. In addition, an increase in interest-bearing transaction accounts provided approximately $12,401,000 of cash during the first nine months of 2005 compared to a decrease in interest-bearing accounts of approximately $19,314,000 during the same period in 2006. Approximately $28,692,000 of cash was provided by an increase in federal funds purchased and securities sold under agreements to repurchase in 2005 compared to $4,548,000 of cash provided by an increase in such items for 2006. Our Company experienced a $26,367,000 increase in time deposits in 2006 compared to an $8,413,000 increase during the same period of 2005.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 156). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. Our Company is currently evaluating the impact of the adoption of SFAS No. 156; however, it is not expected to have a material impact on our Company's financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, "Accounting for Uncertainty in Income Taxes", an Interpretation of FAS No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the financial impact of uncertain tax provisions in accordance with FAS 109. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is "more-likely-than-not" of being sustained on audit based solely on the technical merits of the position on the reporting date. In evaluating whether the probable recognition threshold has been met, the Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term "more-likely-than-not" is defined as a likelihood of more than 50 percent. Individual tax positions that fail to meet the recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. The Interpretation is effective for reporting periods after December 15, 2006. Our Company is evaluating the Interpretation and is presently unable to determine its overall impact on our consolidated financial statements or results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relates to the definition of fair value, the methods used to estimate fair value, and the requirements for expanded disclosures about estimates of fair value. SFAS No. 157 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Our Company is currently evaluating the impact of the adoption of SFAS No. 157; however, it is not expected to have a material impact on our Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 will be effective for our Company for the current fiscal year ending December 31, 2006. Based upon the December 31, 2005 actuarial information, we would record a pretax charge to other comprehensive income of approximately $600,000 in the fourth quarter of 2006. By the time of adoption, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.

     In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No.
108). SAB No. 108 requires an entity to consider the effects of prior year misstatements when quantifying misstatements in current year financial statements for purposes of determining materiality. SAB No. 108 is effective for an entity's first interim period of the first fiscal year ending after November 15, 2006. Application of SAB No. 108 is not expected to have a material impact on our Company's financial position or results of operations.

     In September 2006, the Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. Our Company does not expect the adoption of the Issue to have a material effect on our Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our Company's exposure to market risk is reviewed on a regular basis by our Banks' Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks' management include the standard GAP report subject to different rate shock scenarios. At September 30, 2006, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 1.7% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to 8.3% at December 31, 2005. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.

ITEM 4. CONTROLS AND PROCEDURES

     Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                        EXCHANGE NATIONAL BANCSHARES, INC.

      Date
                                        /s/ James E. Smith
                                        ----------------------------------------
November 9, 2006                        James E. Smith, Chairman of the Board
                                        and Chief Executive Officer (Principal
                                        Executive Officer)


                                        /s/ Richard G. Rose
                                        ----------------------------------------
November 9, 2006                        Richard G. Rose, Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                       EXCHANGE NATIONAL BANCSHARES, INC.

                                INDEX TO EXHIBITS

                          September 30, 2006 Form 10-Q

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

31.1          Certificate of the Chief Executive Officer of our Company pursuant      49
              to Section 302 of the Sarbanes-Oxley Act of 2002

31.2          Certificate of the Chief Financial Officer of our Company pursuant      50
              to Section 302 of the Sarbanes-Oxley Act of 2002

32.1          Certificate of the Chief Executive Officer of our Company pursuant      51
              to Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certificate of the Chief Financial Officer of our Company pursuant      52
              to Section 906 of the Sarbanes-Oxley Act of 2002

----------
**   Incorporated by reference.