Form 10-K
period 2006-12-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2007-03-16
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to                               .
Commission file number: 0-23636
EXCHANGE NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1626350 (I.R.S. Employer Identification No.)

300 Southwest Longview Boulevard, Lee’s Summit, Missouri (Address of principal executive offices)	64081 (Zip Code)
(816) 347-8100
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $1.00 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes Yes ☐ No ☑
The aggregate market value of the 3,014,063 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $29.59 closing price of such common equity on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $89,186,124. Aggregate market value excludes an aggregate of 1,155,784 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 1, 2007, the registrant had 4,298,353 shares of common stock, par value $1.00 per share, issued and 4,169,847 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2006 Annual Report to Shareholders — Part II and (2) definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A — Part III.

PART I
Item 1. Business.
     This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.
General
     Our Company, Exchange National Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Exchange was incorporated under the laws of the State of Missouri on October 23, 1992, and on April 7, 1993 it acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares. On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union’s wholly-owned subsidiary, Union State Bank and Trust of Clinton. Following the May 4, 2000 acquisition of Calhoun Bancshares, Inc. by Union State Bank, Calhoun Bancshares’ wholly-owned subsidiary, Citizens State Bank of Calhoun, merged into Union State Bank. The surviving bank in this merger is called Citizens Union State Bank & Trust. On January 3, 2000, our Company acquired Mid Central Bancorp, Inc., and Mid Central’s wholly-owned subsidiary, Osage Valley Bank. On October 25, 1999, Exchange established ENB Holdings, Inc. as a wholly-owned subsidiary for the sole purpose of effecting the June 16, 2000 merger with CNS Bancorp, Inc. and its subsidiary, City National Savings Bank, FSB. City National subsequently was merged into Exchange National Bank. ENB Holdings owns 27.4% of Exchange National Bank with the balance owned by Exchange. On October 17, 2001, Exchange and Union each received approval from the Federal Reserve and elected to become a financial holding company. On May 2, 2005, our Company, completed its acquisition of 100% of the outstanding capital stock of Bank 10, a Missouri state bank. On December 1, 2006, our Company announced its development of a strategic plan in which, among other things, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter. As a result of this consolidation, three of our bank charters would become available for sale during 2007. Our Company’s strategic plan also provides for the relocation of our corporate headquarters from Jefferson City, Missouri to the Kansas City, Missouri metropolitan area.
     Except as otherwise provided herein, references herein to “Exchange” or our “Company” include Exchange and its consolidated subsidiaries, and references herein to our “Banks” refer to Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10.
Description of Business
     Exchange. Exchange is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Our Company’s activities currently are limited to ownership, directly or indirectly through subsidiaries, of the outstanding capital stock of Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10. In addition to ownership of its subsidiaries, Exchange may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that Exchange will engage in any business other than that directly related to its ownership of its banking subsidiaries or other financial institutions.
     Union. Union is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Union’s activities currently are limited to ownership of the outstanding capital stock of Citizens Union State Bank. It is not currently anticipated that Union will engage in any business other than that directly related to its ownership of Citizens Union State Bank.

     Mid Central Bancorp. Mid Central Bancorp is a bank holding company registered under the Bank Holding Company Act. Mid Central Bancorp’s activities currently are limited to ownership of the outstanding capital stock of Osage Valley Bank. It is not currently anticipated that Mid Central Bancorp will engage in any business other than that directly related to its ownership of Osage Valley Bank.
     ENB Holdings. ENB Holdings is a bank holding company registered under the Bank Holding Company Act. ENB Holdings’ activities currently are limited to the ownership of 27.4% of the outstanding capital stock of Exchange National Bank. It is not currently anticipated that ENB Holdings will engage in any business other than that directly related to its minority ownership of Exchange National Bank.
     Exchange National Bank. Exchange National Bank, located in Jefferson City, Missouri, was founded in 1865. Exchange National Bank is the oldest bank in Cole County, and became a national bank in 1927. Exchange National Bank has seven banking offices, including its principal office at 132 East High Street in Jefferson City’s central business district, three Jefferson City branch facilities and a branch facility in each of the Missouri communities of Tipton, California and St. Robert. See “Item 2. Properties”.
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
     Exchange National Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law, and it is a member of the Federal Reserve System. Exchange National Bank’s operations are supervised and regulated by the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC. A periodic examination of Exchange National Bank is conducted by representatives of the OCC. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Exchange National Bank’s common stock. See “Regulation Applicable to Bank Holding Companies” and “Regulation Applicable to our Banks”.
     Citizens Union State Bank. Citizens Union State Bank was founded in 1932 as a Missouri bank known as Union State Bank of Clinton. Union State Bank converted from a Missouri bank to a Missouri trust company on August 16, 1989, changing its name to Union State Bank and Trust of Clinton. On May 4, 2000, Union State Bank merged with Citizens State Bank of Calhoun and changed its name to Citizens Union State Bank and Trust. Citizens Union State Bank has ten banking offices, including its principal office at 102 North Second Street in Clinton, Missouri, three Clinton branch facilities, and a branch facility in each of the Missouri communities of Springfield, Branson, Collins, Lee’s Summit, Osceola and Windsor. See “Item 2. Properties”.
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
     Citizens Union State Bank’s deposit accounts are insured by the FDIC to the extent provided by law. Citizens Union State Bank’s operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Citizens Union State Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Citizens Union State Bank’s common stock. See “Regulation Applicable to Bank Holding Companies” and “Regulation Applicable to our Banks”.

     Osage Valley Bank. Osage Valley Bank was founded in 1891 as a Missouri state bank. Osage Valley Bank has two banking offices, including its principal office at 200 Main Street in Warsaw, Missouri and a branch facility in Warsaw, Missouri. See “Item 2. Properties”.
     Osage Valley Bank is a full service bank conducting a general banking business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.
     Osage Valley Bank’s deposit accounts are insured by the FDIC to the extent provided by law. Osage Valley Bank’s operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Osage Valley Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Osage Valley Bank’s common stock. See “Regulation Applicable to Bank Holding Companies “ and “Regulation Applicable to our Banks”.
     Bank 10. Bank 10 was founded in 1910 as a Missouri state bank. Bank 10 has six banking offices in the Missouri communities of Belton, Drexel, Harrisonville, Independence and Raymore. See “Item 2. Properties”.
     Bank 10 is a full service bank conducting a general banking business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.
     Bank 10’s deposit accounts are insured by the FDIC to the extent provided by law. Bank 10’s operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Bank 10 are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Bank 10’s common stock. See “Regulation Applicable to Bank Holding Companies” and “Regulation Applicable to our Banks”.
Employees
     As of December 31, 2006, Exchange and its subsidiaries had approximately 322 full-time and 67 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.
Competition
     Bank holding companies and their subsidiaries and affiliates encounter intense competition from nonbanking as well as banking sources in all of their activities. Our Banks’ competitors include other commercial banks, thrifts, savings banks, credit unions and money market mutual funds. Thrifts and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. In our Banks’ respective service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our Banks’ market share of deposits and loans in such service areas.
     Exchange National Bank experiences substantial competition for deposits and loans within both its primary service area of Jefferson City and its secondary service area of the nearby communities in Cole,

Moniteau, and Pulaski Counties. Exchange National Bank’s principal competition for deposits and loans comes from other banks within its primary service area of Jefferson City and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Exchange National Bank is the fourth largest (in terms of deposits) of the thirteen banks within Cole County. The main competition for Exchange National Bank’s trust services is from other commercial banks.
     The areas in which Citizens Union State Bank competes for deposits and loans are its primary service areas of Clinton, Springfield, Branson, Collins, Lee’s Summit, Osceola and Windsor, Missouri and its secondary service area of the nearby communities in Henry, St. Clair, Greene and Jackson Counties. Citizens Union State Bank’s principal competition for deposits and loans comes from other banks within its primary service area and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Citizens Union State Bank is the largest (in terms of deposits) of the nine banks within Henry County. The main competition for Citizens Union State Bank’s trust services is from the trust departments of other commercial banks in the Kansas City area.
     Osage Valley Bank competes for deposits and loans in its primary service area of Warsaw, Missouri and its secondary service area of the nearby communities in Benton County. Osage Valley Bank’s principal competition for deposits and loans comes from banks within its primary service area of Warsaw and in nearby communities. Based on publicly available information, management believes that Osage Valley Bank is the largest (in terms of deposits) of the five banks within Benton County.
     Bank 10 competes for deposits and loans in its primary service area of Belton, Drexel, Harrisonville, Independence and Raymore, Missouri and its secondary service area of nearby communities in Cass and Jackson counties. Bank 10’s principal competition for deposits and loans comes from banks within its primary service area of Belton and in nearby communities. Based on publicly available information, management believes that Bank 10 is the largest (in terms of deposits) of the eighteen banks within Cass County.
Regulation Applicable to Bank Holding Companies
     General. As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the “BHC Act”) and the Gramm-Leach-Bliley Act (the “GLB Act”), Exchange is subject to supervision and examination by the Federal Reserve Board (the “FRB”). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of our Banks, not the shareholders of Exchange.
     Limitation on Acquisitions. The BHC Act requires a bank holding company to obtain prior approval of the FRB before:
•	taking any action that causes a bank to become a controlled subsidiary of the bank holding company;

•	acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition;

•	acquiring substantially all of the assets of a bank; or

•	merging or consolidating with another bank holding company.

     Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well capitalized” and “well managed” (as defined in federal banking regulations) and which obtains “satisfactory” Community Reinvestment Act ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities.
     A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:
•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and insurance agency activities;

•	merchant banking; and

•	activities that the FRB determines to be financial in nature or incidental to a financial activity; or which is complementary to a financial activity and does not pose a safety and soundness risk.
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
     A financial holding company may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company’s controlled depository institutions.
     If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed,” the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act (the “CRA”) of less than “satisfactory”, then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.
     Regulatory Capital Requirements. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited.

     The FRB’s capital adequacy guidelines provide for the following types of capital:
•	Tier 1 capital, also referred to as core capital, calculated as:
•	common stockholders’ equity;

•	plus, perpetual preferred stock and any related surplus (limited to a maximum of 25% of Tier 1 capital elements);

•	plus, minority interests in the equity accounts of consolidated subsidiaries;

•	less, all intangible assets (other than certain mortgage servicing assets, non-mortgage servicing assets and purchased credit card relationships);

•	less, certain credit-enhanced interest only strips and nonfinancial equity investments required to be deducted from capital; and

•	less, certain deferred tax assets.
•	Tier 2 capital, also referred to as supplementary capital, calculated as:
•	allowances for loan and lease losses (limited to 1.25% of risk-weighted assets);

•	plus, unrealized gains on certain equity securities (limited to 45% of pre-tax net unrealized gains);

•	plus, cumulative perpetual and long-term preferred stock (original maturity of 20 years or more) and any related surplus (noncumulative and cumulative, without percentage limits);

•	plus, auction rate and similar preferred stock (both cumulative and non-cumulative);

•	plus, hybrid capital instruments (including mandatory convertible debt securities); and

•	plus, term subordinated debt and intermediate-term preferred stock with an original weighted average maturity of five years or more (limited to 50% of Tier 1 capital).
The maximum amount of supplementary capital that qualifies as Tier 2 capital is limited to 100% of Tier 1 capital.
•	Total capital, calculated as:
•	Tier 1 capital;

•	plus, qualifying Tier 2 capital;

•	less, investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes;

•	less, intentional, reciprocal cross-holdings of capital securities issued by banks; and

•	less, other deductions (such as investments in other subsidiaries and joint ventures) as determined by supervising authority.
     The FRB’s capital adequacy guidelines require that a bank holding company maintain a Tier 1 leverage ratio equal to at least 4% of its average total consolidated assets, a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets.
     On December 31, 2006, Exchange was in compliance with all of the FRB’s capital adequacy guidelines. Exchange’s capital ratios on December 31, 2006 are shown below:

		Tier 1 Risk-Based	Total Risk-Based
	Leverage Ratio (3%	Capital Ratio (4%	Capital Ratio (8%
	minimum	minimum	minimum
	requirement)	requirement)	requirement)

Exchange	8.77%	11.28%	13.84%
     Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.
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
     Source of Strength. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Under this “source of strength doctrine,” a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital which it can commit to its subsidiary banks. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.
     Liability of Commonly Controlled Institutions. Under cross-guaranty provisions of the Federal Deposit Insurance Act (the “FDIA”), bank subsidiaries of a bank holding company are liable for any loss incurred by the Deposit Insurance Fund (the “DIF”), the federal deposit insurance fund for banks, in connection with the failure of any other bank subsidiary of the bank holding company.
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
     Bank Regulatory Capital Requirements. The OCC and the FDIC have adopted minimum capital requirements applicable to national banks and state non-member banks, respectively, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. A special risk-based capital requirement (including a Tier 3 capital component) applies to certain large banks whose trading activity (on a worldwide consolidated basis) equals 10% or more of their total assets or $1 billion or more. None of our Banks is subject to such special capital requirement:
•	“well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio);

•	“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio of 4% or greater and a total risk-based capital ratio of 8% or greater;

•	“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

•	“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk based capital ratio that is less than 3% or a total risk-based capital ratio that is less than 6%; and

•	“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.
     Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions.
     On December 31, 2006, each of our Banks was in compliance with its federal banking agency’s minimum capital requirements. The capital ratios and classifications of each of our Banks as of December 31, 2006 is shown on the following chart.

		Tier 1 Risk-Based	Total Risk-Based
	Leverage Ratio	Capital Ratio	Capital Ratio	Classification

Exchange National Bank	9.91%	12.51%	13.76%	Well-Capitalized
Citizens Union State Bank	9.16%	11.66%	12.64%	Well-Capitalized
Osage Valley Bank	6.35%	10.18%	11.02%	Well-Capitalized
Bank 10	9.34%	11.49%	12.22%	Well-Capitalized
     All of our Banks must be well-capitalized for Exchange to remain a financial holding company.
     Deposit Insurance and Assessments. The deposits of our Banks are insured by the DIF administered by the FDIC, in general up to a maximum of $100,000 per insured depositor. Under federal banking regulations, insured banks are required to pay semi-annual assessments to the FDIC for deposit insurance. The FDIC’s risk-based assessment system requires that DIF members pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. As of January 1, 2007, the FDIC’s assessment rates ranged from five cents to 43 cents per $100 of insured deposits. The FDIC has authority to increase the annual assessment rate and there is no cap on the annual assessment rate which the FDIC may impose. As of January 1, 2007, the assessment rate for each of our banks was five cents per $100 of insured deposits.
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
     Community Reinvestment Act. Our Banks are subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by Exchange and its banking subsidiaries.
     Limitations on Transactions with Affiliates. Exchange and its non-bank subsidiaries are “affiliates” within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which our Banks may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.
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
     The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Further, the Sarbanes-Oxley Act includes very specified additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act’s new requirements, the final scope of these requirements remains to be determined.
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
     Future Legislation. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the United States Congress. This legislation may change banking statutes and the operating environment of Exchange in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Exchange cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on Exchange’s business, results of operations or financial condition.
     Fiscal Monetary Policies. Exchange’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Exchange is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:
•	conducting open market operations in United States government securities;

•	changing the discount rates of borrowings of depository institutions;

•	imposing or changing reserve requirements against depository institutions’ deposits; and

•	imposing or changing reserve requirements against certain borrowings by bank and their affiliates.
     These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on Exchange’s business, results of operations and financial condition.
     The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries, which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.

Available Information
     The address of our principal executive offices is 300 Southwest Longview Boulevard, Lee’s Summit, Missouri 64081 and our telephone number at this location is (816) 347-8100. Our common stock trades on the Nasdaq national market under the symbol “EXJF”.
     We electronically file certain documents with the Securities and Exchange Commission (SEC). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s internet website (www.sec.gov). You may also read and copy our SEC filings at the SEC’s public reference room located at 100 F Street, NE., Washington, DC 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges.
     Our internet website address is www.exchangebancshares.com. Under the “Documents” section of our website (www.exchangebancshares.com), we make available our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Company will provide a copy of any of our public filings, excluding exhibits, free of charge upon written request made to Kathleen L. Bruegenhemke, Exchange National Bancshares, Inc., 132 East High Street, Jefferson City, MO 65101. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
Item 1A. Risk Factors.
Risk Factors
     We are identifying important risks and uncertainties that could affect our Company’s results of operations, financial condition or business and that could cause them to differ materially from our Company’s historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, our Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below. The risk factors highlighted below are not the only ones that our Company faces.
     Because We Primarily Serve Missouri, A Decline In The Local Economic Conditions Could Lower Exchange’s Profitability. The profitability of Exchange is dependant on the profitability of its banking subsidiaries, which operate out of central Missouri. The financial condition of these banks is affected by fluctuations in the economic conditions prevailing in the portion of Missouri in which their operations are located. Accordingly, the financial conditions of both Exchange and its banking subsidiaries would be adversely affected by deterioration in the general economic and real estate climate in Missouri.
     An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:
•	customers may not want or need the products and services of Exchange’s banking subsidiaries,

•	borrowers may be unable to repay their loans,

•	the value of the collateral security of our banks’ loans to borrowers may decline, and

•	the overall quality of our banks’ loan portfolio may decline.
     Making mortgage loans and consumer loans is a significant source of profits for Exchange’s banking subsidiaries. If individual customers in the local area do not want these loans, profits may decrease. Although our banks could make other investments, our banks may earn less revenue on these investments than on loans. Also, our banks’ losses on loans may increase if borrowers are unable to make payments on their loans.
     Interest Rate Changes May Reduce Our Profitability And Our Banking Subsidiaries. The primary source of earnings for Exchange’s banking subsidiaries is net interest income. To be profitable, our banks have to earn more money in interest and fees on loans and other interest-earning assets than they pay as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, as has already happened on several occasions since January 2001, the amount of interest our banks earn on loans and investment securities may decrease more rapidly than the amount of interest our banks have to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Exchange and its banking subsidiaries, other factors remaining equal.
     Changes in the level or structure of interest rates also affect
•	our banks’ ability to originate loans,

•	the value of our banks’ loan and securities portfolios,

•	our banks’ ability to realize gains from the sale of loans and securities,

•	the average life of our banks’ deposits, and

•	our banks’ ability to obtain deposits.
     Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of our banks’ assets and liabilities, and the market value of all interest-earning assets, other than interest-earning assets that mature in the short term. Our banks’ interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities. Although Exchange believes that its banks’ current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of our banks.
     Our Profitability Depends On Their Asset Quality And Lending Risks. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Exchange’s banking subsidiaries are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. A recent review by our new credit officer identified areas of concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration. Our banks’ failure to timely and accurately monitor the quality of their loans and other assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries. There is a degree of credit risk associated with any lending activity. Our banks attempt to minimize their credit risk through loan diversification. Although our banks’ loan portfolios are varied, with no undue concentration in any one industry, substantially all of the loans in the portfolios have been made to borrowers in central and west central Missouri. Therefore, the loan portfolios are susceptible to factors affecting the central and west central Missouri area and the level of non-performing assets is heavily dependant upon local conditions. There can be no assurance that the level of our banks’ non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.

     Our Provisions For Probable Loan Losses May Need To Be Increased. Each of Exchange’s banking subsidiaries make a provision for loan losses based upon management’s analysis of probable losses in the loan portfolio and consideration of prevailing economic conditions. Each of our banks may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio, provision for loan losses, and real estate acquired by foreclosure of each of our banks. Such agencies may require our banks to recognize additions to the provisions for loan losses based on their judgments of information available to them at the time of the examination. Any additional provisions for probable loan losses, whether required as a result of regulatory review or initiated by Exchange itself, may materially alter the financial outlook of Exchange and its banking subsidiaries.
     If We Are Unable To Successfully Compete For Customers In Our Market Area, Our Financial Condition And Results Of Operations Could Be Adversely Affected. Exchange’s banking subsidiaries face substantial competition in making loans, attracting deposits and providing other financial products and services. Our banks have numerous competitors for customers in their market area. Such competition for loans comes principally from:
•	other commercial banks
•	savings banks
•	savings and loan associations
•	mortgage banking companies
•	finance companies
•	credit unions
Competition for deposits comes principally from:
•	other commercial banks
•	savings banks
•	savings and loan associations
•	credit unions
•	brokerage firms
•	insurance companies
•	money market mutual funds
•	mutual funds (such as corporate and government securities funds)
     Many of these competitors have greater financial resources and name recognition, more locations, more advanced technology and more financial products to offer than our banks. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. In addition, the Gramm-Leach-Bliley Act removes many of the remaining restrictions in federal banking law against cross-ownership between banks and other financial institutions, such as insurance companies and securities firms. The law will likely increase the number and financial strength of companies that compete directly with our banks. The profitability of our banks depends of their continued ability to attract new customers and compete in Missouri. New competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our banks’ market share of deposits and loans in our banks’ respective service areas. If our banks are unable to successfully compete, their financial condition and results of operations will be adversely affected.
     We May Experience Difficulties In Managing Our Growth And In Effectively Integrating Newly Acquired Companies. As part of our general strategy, Exchange may continue to acquire banks and businesses that it believes provide a strategic fit with its business. To the extent that our company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:
•	potential exposure to liabilities of the banks and businesses acquired;

•	difficulty and expense of integrating the operations and personnel of the banks and businesses acquired;
•	difficulty and expense of instituting the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprises on a profitable basis;
•	potential disruption to our existing business and operations;
•	potential diversion of the time and attention of our management; and
•	impairment of relationships with and the possible loss of key employees and customers of the banks and businesses acquired.
The success of our internal growth strategy will depend primarily on the ability of our banking subsidiaries to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. There is no assurance that we will be successful in implementing our internal growth strategy.
     We May Be Adversely Affected By Changes In Laws And Regulations Affecting The Financial Services Industry. Banks and bank holding companies such as Exchange are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. The regulatory authorities have extensive discretion in connection with their supervision and enforcement activities and their examination policies, including the imposition of restrictions on the operation of a bank, the classification of assets by an institution and requiring an increase in a bank’s allowance for loan losses. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a material adverse effect on the operations and financial condition of Exchange and its banking subsidiaries.
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
     We Cannot Predict How Changes In Technology Will Affect Our Business. The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:
•	telecommunications
•	data processing
•	automation
•	Internet-based banking
•	telebanking
•	debit cards and so-called “smart cards”
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     On February 14, 2007, our principal offices were relocated from Jefferson City, Missouri to the location of Citizen Union Bank’s branch at 300 Southwest Longview Boulevard, Lee’s Summit, Missouri. The Lee’s Summit location will serve as our principal offices temporarily until permanent facilities are located in the Kansas City metropolitan area. None of Exchange, Union, Mid Central Bancorp or ENB Holdings owns any property. Exchange is in the second year of a three year lease to occupy 1,302 square feet of office space at 7321 S. Lindbergh, St. Louis, Missouri.
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
     Exchange National Bank also owns a branch banking facility at 3701 West Truman Boulevard in Jefferson City. This facility has approximately 21,000 square feet of usable office space, all of which is used for Exchange National Bank operations, and has full drive-in facilities. Exchange National Bank owns a second branch banking facility, which is located at 217 West Dunklin Street in Jefferson City. This facility is a one-story building which has approximately 2,400 square feet of usable office space, all of which is used for Exchange National Bank operations. In addition, Exchange National Bank has established a branch banking facility at 800 Eastland Drive in Jefferson City with approximately 4,100 square feet of usable office space, all of which is used for Exchange National Bank’s operations. In 2001, Exchange National Bank renovated 1,800 square feet of office space at 128 East High Street in Jefferson City for use as additional operations.
     Exchange National Bank also owns a branch in each of the California, Tipton and St. Robert communities. The California branch located at 1000 West Buchanan Street was constructed in 2002 and it is a single story structure with 2,270 square feet of usable office space. All of the California branch’s office space is used for Exchange National Bank’s operations. The Tipton branch which is located at 445 South Moreau is a single story structure with 1,962 square feet of usable office space all of which is used for Exchange National Bank’s operations. The Tipton branch was constructed in the mid 1970’s. The St. Robert branch located at 595 Missouri Avenue is a single story structure with 2,236 square feet of usable office space. The St. Robert branch was constructed in the late 1960’s. All of the St. Robert office space is used for Exchange National Bank’s operations. Exchange National Bank is constructing a 5,000 square foot, single story branch facility, in Columbia, Missouri, which is expected to be available for use in the second quarter of 2007. The entire facility will be used for Exchange National Bank operations. Management believes that the condition of these banking facilities presently is adequate for Exchange National Bank’s business and that these facilities are adequately covered by insurance.
     The principal offices of Union and Citizens Union State Bank are located at 102 North Second Street in Clinton, Missouri. The bank building, which is owned by Citizens Union State Bank, is a one-story structure constructed in 1972. It has approximately 5,000 square feet of usable office space, all of which is currently used for Union’s and Citizens Union State Bank’s operations. Citizens Union State Bank also operates nine branch banking facilities, of which eight are owned by it. Citizens Union State Bank owns its downtown Clinton storage facility, which is located at 115 North Main Street. This facility has approximately 1,500 square feet of usable storage space, all of which is used in Citizens Union State Bank operations. Citizens Union State Bank owns a branch banking facility, which is located at 1603 East Ohio in Clinton. This facility is a two-story building which has approximately 5,760 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns its second branch banking facility, which is located at 608 East Ohio Street in Clinton. This facility is a one-story building which has approximately 3,500 square feet of usable office space, all of which is used for Citizens Union State Bank’s operations. Citizens Union State Bank leases its third Clinton branch banking facility, which is located inside the Wal-Mart store at 1712 East Ohio. Citizens Union State Bank leases approximately 600 square feet of space at this facility under a lease having an initial five-year term that expired in January 2004. Citizens Union State Bank exercised the first of two five-year renewal options granted to it for this facility. Citizens Union State Bank owns one Springfield, Missouri branch banking facility located at 321 West Battlefield. The facility is a two-story building constructed in 1986 which has approximately 12,500 square feet of usable office space. The entire upper level (6,600 square feet) is leased to a non-affiliate with the remaining usable office space used for Citizens Union State Bank operations. Citizens Union State Bank owns one Osceola, Missouri branch banking facility located at 4th and Chestnut. This facility is a one-story building which has approximately 1,580 square feet of usable office space, all of which is used for Citizens Union State Bank operations. Citizens Union State Bank owns a 1,500 square foot branch banking facility located at the intersection of Highways 13 and 54 in Collins, Missouri. In addition to its existing facilities, Citizens Union State Bank has a branch facility at 125 South Main in Windsor, Missouri. This facility has 3,600 square feet of office space of which 2,800 square feet is used for operations of Citizens Union State Bank. Citizens Union State Bank owns a two story, 11,000 square feet facility at 4675 Gretna Road in Branson which was constructed in 2005. Currently, the entire facility is used for operations of Citizens Union State Bank. Citizens Union State Bank’s last branch facility at 300 SW Long View in Lee’s Summit was constructed in 2005. The entire 11,700 square feet facility is used for Citizens Union State Bank operations and as temporary corporate headquarters for our Company. Management believes that the condition of these banking facilities presently is adequate for Citizens Union State Bank’s business and that these facilities are adequately covered by insurance.
     The principal offices of Mid Central Bancorp and Osage Valley Bank are located at 200 Main Street in Warsaw, Missouri. The bank building, which is owned by Osage Valley Bank, is a two-story structure constructed in 1891. It has approximately 8,900 square feet of usable office space, all of which is currently used for Osage Valley Bank’s operations. Osage Valley Bank also owns and operates one branch banking facility constructed in 2005. Osage Valley Bank’s branch facility is a story and a half structure located at 1891 Commercial Drive in Warsaw, Missouri, and it has approximately 11,000 square feet of usable office space, all of which is used for Osage Valley Bank operations. Management believes that the condition of these banking facilities presently is adequate for Osage Valley Bank’s business and that these facilities are adequately covered by insurance.
     The principal offices of Bank 10 are located at 8127 E. 171st Street in Belton, Missouri. The bank building, which is owned by Bank 10, has approximately 13,000 square feet of usable office space, all of which is currently used for Bank 10’s operations. Bank 10 also operates five branch banking facilities, of which four are owned by it. Bank 10 owns a Drexel, Missouri branch banking facility located at 115 S 2nd. This facility has approximately 4,000 square feet of usable office space, all of which is used for Bank 10’s operations. Bank 10 owns a Harrisonville, Missouri branch banking facility located at 100 Plaza Drive. This facility has approximately 4,000 square feet of usable office space, all of which is used for Bank 10’s operations. Bank 10 owns two Independence, Missouri branch banking facilities located at 17430 E 39th Street and 220 W. White Oak. These facilities have approximately 4,070 and 1,800 square feet respectively of usable office space, all of which is used for Bank 10’s operations. Bank 10 leases a Raymore, Missouri branch banking facility located at 500 Mott Drive Apartment 103C. This facility has approximately 462 square feet of usable office space, all of which is used for Bank 10’s operations. Management believes that the condition of these banking facilities presently is adequate for Bank 10’s business and that these facilities are adequately covered by insurance.
Item 3. Legal Proceedings.
     None of Exchange or its subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their business.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of the holders of our Company’s common stock during the fourth quarter of the year ended December 31, 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive officers of our company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our company.

Name	Age	Position
James E. Smith	62	Chairman, Chief Executive Officer and Director
David T. Turner	50	President and Director
Richard G. Rose	55	Treasurer
Kathleen L. Bruegenhemke	41	Senior Vice President and Secretary
James H. Taylor, Jr.	57	Senior Vice President and Senior Credit Officer
     The business experience of the executive officers of our company during the last five years is as follows:
     James E. Smith has served as a Director of Citizens Union State Bank since 1975, of our company since 1997, of Osage Valley Bank since January 2000, of Exchange National Bank since March 2002 and of Bank 10 since May 2005. He served as Vice Chairman of our company from 1998 through March 2002 when he assumed the responsibilities of Chairman and Chief Executive Officer, as President and Secretary of Citizens Union State Bank from 1975 through May 2000 when he was promoted to Chairman and Chief Executive Officer, and as President of Osage Valley Bank from January 2000 through October 2002 when he was promoted to Vice Chairman.
     David T. Turner has served as a Director of Exchange National Bank and of our company since January 1997 and of Citizens Union State Bank since April 2002. Mr. Turner served as Vice Chairman of our company from June 1998 through March 2002 when he assumed the position of President. From 1993 until June 1998, he served as Senior Vice President of our company. Mr. Turner served as President of Exchange National Bank from January 1997 through March 2002 when he assumed the position of Chairman, Chief Executive Officer and President. He served as Senior Vice President of Exchange National Bank from June 1992 through December 1996 and as Vice President from 1985 until June 1992.
     Richard G. Rose has served as Treasurer of our company since July 1998 and as Senior Vice President and Controller of Exchange National Bank since July 1998. Prior to that he served as Senior Vice President and Controller of the First National Bank of St. Louis from June 1979 until June 1998.
     Kathleen L. Bruegenhemke has served as Senior Vice President and Secretary of our company since November 1997. From January 1992 until November 1997, she served as Internal Auditor of Exchange

National Bank. Prior to joining Exchange National Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the Federal Deposit Insurance Corporation.
     James H. Taylor, Jr. has served as Senior Vice President and Senior Credit Officer of our company since June 2005. Prior to joining our company, Mr. Taylor served as an executive officer in various senior management capacities with Deutsche Financial Services Corp., a wholly owned subsidiary of Deutsche Bank, A.G., Frankfort, Germany.
     There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in our Company’s 2006 Annual Report to Shareholders.
     We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.
Our Purchases of Equity Securities
     The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2006:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs *

October 1-31, 2006	0	—	—	$1,280,783
November 1-30, 2006	0	—	—	$1,280,783
December 1-31, 2006	0	—	—	$1,280,783
Total	0	—	—	$1,280,783

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our Board of Directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions.

Item 6. Selected Financial Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Selected Consolidated Financial Data” in our Company’s 2006 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Pursuant to General Instruction G(2) to Form 10-K, certain information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Company’s 2006 Annual Report to Shareholders.
Forward-Looking Statements
     This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of our Company and its subsidiaries, including, without limitation:
•	statements that are not historical in nature, and

•	statements preceded by, followed by or that include the words “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions.
     Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•	competitive pressures among financial services companies may increase significantly,

•	costs or difficulties related to the integration of the business of Exchange and its acquisition targets may be greater than expected,

•	changes in the interest rate environment may reduce interest margins,

•	general economic conditions, either nationally or in Missouri, may be less favorable than expected,

•	legislative or regulatory changes may adversely affect the business in which Exchange and its subsidiaries are engaged,

•	technological changes may be more difficult or expensive than anticipated, and

•	changes may occur in the securities markets.
We have described additional factors that could cause actual results to be materially different from those described in the forward-looking statements, which factors are identified in Item 1A of this report under the heading “Risk Factors.” Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date such statement is made. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our Company’s exposure to market risk is reviewed on a regular basis by our Banks’ Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank’s management include the standard GAP report subject to different rate shock scenarios. At December 31, 2006, the rate shock scenario models indicated that annual net interest income could change by as much as 9.44% should interest rates rise or fall within 200 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:
(i)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity” in our Company’s 2006 Annual Report to Shareholders; and

(ii)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in our Company’s 2006 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in our Company’s 2006 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls Over Financial Reporting.
      Management’s Report on Internal Control Over Financial Reporting.
     Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Report of Independent Registered Public Accounting Firm.
     Report of Independent Registered Public Accounting Firm
      The Board of Directors and Shareholders
      Exchange National Bancshares, Inc.:
We have audited management’s assessment, as set forth above, that Exchange National Bancshares, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Exchange National Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Exchange National Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the PCAOB (United States), the consolidated balance sheets of Exchange National Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
St. Louis, Missouri
March 16, 2007
     Changes in Internal Controls.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Code of Ethics
     Our Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This Code of Business Conduct and Ethics is posted on our internet website (www.exchangebancshares.com) under “Governance Documents” and is available for your examination. Any substantive amendment to, or waiver from, a provision of this Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.
Item 11. Executive Compensation.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Executive Compensation and Related Matters” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Securities Authorized For Issuance Under Equity Compensation Plans

     Our Company has only one equity compensation plan for its employees pursuant to which options, rights or warrants may be granted. See Note 16 to the Consolidated Financial Statements for further information on the material terms of this plan. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2006:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	202,739 *	$25.66	225,869

Equity compensation plans not approved by security holders	—	—	—

Total	202,739 *	$25.66	225,869

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company’s Incentive Stock Option Plan.
Item 13. Certain Relationships and Related Transactions.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Related Party Transactions” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:
     The following consolidated financial statements of our Company and reports of our Company’s independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2006 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:
     Report of Independent Registered Public Accounting Firm.
     Consolidated Balance Sheets as of December 31, 2006 and 2005.
     Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.
     Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.
     Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
     Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules:
     Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.
3.	Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of our Company (filed as Exhibit 4.1 to our Company’s current report on Form 8-K filed May 25, 2000 and incorporated herein by reference).

3.1.1	Articles of Amendment to Articles of Incorporation of our Company (filed as Exhibit 4.1.1 to our Company’s current report on Form 8-K filed May 25, 2000 and incorporated herein by reference).

3.2	Bylaws of our Company (filed with our Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 3.2 and incorporated herein by reference).

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed with our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 4 and incorporated herein by reference).

10.1	Employment Agreement, dated November 3, 1997, between the Registrant and James E. Smith (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 10.4 and incorporated herein by reference).*

10.2	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed with our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and incorporated herein by reference).*

Exhibit No.	Description

10.2	Form of Change of Control Agreement and schedule of parties thereto (filed with our Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 as Exhibit 10.2 and incorporated herein by reference).*

13	The Registrant’s 2006 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of our Company (filed with our Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as Exhibit 14 and incorporated herein by reference).

21	List of Subsidiaries (filed with our Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as Exhibit 21 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
(b)	Exhibits.
     See exhibits identified above under Item 15(a)3.
(c)	Financial Statement Schedules.
     See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCHANGE NATIONAL BANCSHARES, INC.
Dated: March 16, 2007	By	/s/ James E. Smith
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

Date	Signature and Title

March 16, 2007	/s/ James E. Smith James E. Smith, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 16, 2007	/s/ Richard G. Rose Richard G. Rose, Treasurer (Principal Financial Officer and Principal Accounting Officer)

March 16, 2007	/s/ David T. Turner David T. Turner, Director

March 16, 2007	/s/ Charles G. Dudenhoeffer, Jr. Charles G. Dudenhoeffer, Jr., Director

March 16, 2007	/s/ Philip D. Freeman Philip D. Freeman, Director

March 16, 2007	/s/ Kevin L. Riley Kevin L. Riley, Director

March 16, 2007	/s/ Julius F. Wall Julius F. Wall, Director

March 16, 2007	/s/ Gus S. Wetzel, II Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13
The Registrant’s 2006 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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