Form 10-Q
period 2007-03-31
EXCHANGE NATIONAL BANCSHARES INC
filed 2007-05-10
CIK 893847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-23636
EXCHANGE NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1626350
(State or other jurisdiction of	(I.R.S. Employer
of incorporation or organization)	Identification No.)

300 Southwest Longview Boulevard, Lee’s Summit, Missouri	64081
(Address of principal executive offices)	(Zip Code)
Top of Form

(816) 347-8100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
As of May 10, 2007 the registrant had 4,169,847 shares of common stock, par value $1.00 per share, outstanding.

Index to Exhibits located on page 35

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Loans:	$810,288,974	$812,312,759
Less allowance for loan losses	9,163,612	9,015,378

Loans, net	801,125,362	803,297,381

Investments in available for sale debt securities, at fair value	184,798,079	183,566,135
Investments in equity securities, at cost	6,293,875	6,207,175
Federal funds sold and securities purchased under agreements to resell	18,975,193	9,922,961
Cash and due from banks	31,306,577	43,077,605
Premises and equipment	36,447,383	34,706,857
Other real estate owned and repossessed assets	3,491,321	2,734,500
Accrued interest receivable	8,074,373	8,773,686
Mortgage servicing rights	1,317,490	1,350,375
Goodwill	40,323,775	40,323,775
Intangible assets	3,507,823	3,753,877
Cash surrender value — life insurance	1,766,461	1,750,420
Other assets	3,124,229	3,247,150

Total assets	$1,140,551,941	$1,142,711,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$131,945,487	$138,885,883
Time deposits	771,549,706	760,978,851

Total deposits	903,495,193	899,864,734

Federal funds purchased and securities sold under agreements to repurchase	30,223,351	29,460,492
Interest-bearing demand notes to U.S. Treasury	969,688	1,735,638
Subordinated notes	49,486,000	49,486,000
Other borrowed money	39,700,584	47,368,315
Accrued interest payable	4,531,475	4,366,250
Other liabilities	5,476,907	5,485,878

Total liabilities	1,033,883,198	1,037,767,307

Stockholders’ equity:
Common stock — $1 par value; 15,000,000 shares authorized; 4,298,353 issued	4,298,353	4,298,353
Surplus	22,294,510	22,248,319
Retained earnings	82,862,711	81,431,713
Accumulated other comprehensive loss, net of tax	(134,322)	(381,286)
Treasury stock, 128,506 shares at cost	(2,652,509)	(2,652,509)

Total stockholders’ equity	106,668,743	104,944,590

Total liabilities and stockholders’ equity	$1,140,551,941	$1,142,711,897

See accompanying notes to unaudited condensed consolidated financial statements.

EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Interest and fees on loans	$15,559,314	$14,724,479
Interest on debt securities:
Taxable	1,545,812	1,400,870
Nontaxable	500,907	484,133
Interest on federal funds sold and securities purchased under agreements to resell	312,318	93,554
Interest on interest-bearing deposits	34,854	26,291
Dividends and interest on equity securities	77,478	63,539

Total interest income	18,030,683	16,792,866

Interest Expense:
NOW accounts	345,782	390,569
Savings accounts	68,655	77,774
Money market accounts	1,323,747	1,134,006
Certificates of deposit:
$100,000 and over	1,709,604	1,058,128
Other time deposits	3,558,144	2,714,061
Federal funds purchased and securities sold under agreements to repurchase	346,363	510,861
Subordinated notes	892,711	841,739
Advances from Federal Home Loan Bank	641,319	602,523
Other borrowed money	8,658	4,659

Total interest expense	8,894,983	7,334,320

Net interest income	9,135,700	9,458,546

Provision for loan losses	225,000	317,500

Net interest income after provision for loan losses	8,910,700	9,141,046
Continued on next page

EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Noninterest income:
Service charges on deposit accounts	$1,279,955	$1,360,830
Trust department income	236,372	179,710
Mortgage loan servicing fees, net	94,969	114,682
Gain on sale of mortgage loans, net	129,295	112,234
Loss on sales and calls of debt securities	(1,747)	(18,351)
Other	784,544	276,806

Total noninterest income	2,523,388	2,025,911

Noninterest expense:
Salaries and employee benefits	4,822,700	4,345,246
Occupancy expense	506,780	452,342
Furniture and equipment expense	580,008	519,627
Postage, printing and supplies	266,846	292,373
Legal, examination, and professional fees	310,924	294,223
Processing expense	268,452	212,783
Amortization of intangible assets	246,054	275,697
Other	1,132,036	919,301

Total noninterest expense	8,133,800	7,311,592

Income before income taxes	3,300,288	3,855,365

Income taxes	993,621	1,166,758

Net income	$2,306,667	$2,688,607

Basic earning per share	$0.55	$0.64
Diluted earnings per share	$0.55	$0.64

Weighed average shares of common stock outstanding
Basic	4,169,847	4,169,847
Diluted	4,222,766	4,203,607

Dividends per share:
Declared	$0.21	$0.21
Paid	$0.21	$0.21
See accompanying notes to unaudited condensed consolidated financial statements.

EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net income	$2,306,667	$2,688,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225,000	317,500
Depreciation expense	476,473	435,333
Net amortization (accretion) of debt securities premiums and discounts	(12,123)	31,553
Amortization of intangible assets	246,054	275,697
Stock based compensation expense	46,191	42,393
Decrease in accrued interest receivable	699,313	125,397
Increase in cash surrender value — life insurance	(16,041)	(16,723)
(Increase) decrease in other assets	(99,462)	262,311
Increase in accrued interest payable	165,225	226,934
(Decrease) increase in other liabilities	(8,971)	347,666
Loss on sales and calls of debt securities	1,747	18,351
Origination of mortgage loans for sale	(9,259,479)	(6,138,550)
Proceeds from the sale of mortgage loans held for sale	9,388,774	6,250,784
Gain on sale of mortgage loans	(129,295)	(112,234)
Loss on disposition of premises and equipment	297	—
Other, net	142,144	(167,988)

Net cash provided by operating activities	4,172,514	4,587,031

Cash flow from investing activities:
Net decrease (increase) in loans	1,145,123	(13,175,966)
Purchase of available-for-sale debt securities	(19,268,852)	(36,175,158)
Proceeds from maturities of available-for-sale debt securities	6,578,138	13,003,919
Proceeds from calls of available-for-sale debt securities	4,918,600	610,038
Proceeds from sales of available-for-sale debt securities	6,910,634	1,985,020
Purchase of equity securities	(216,400)	(806,550)
Proceeds from sales of equity securities	129,700	8,100
Purchase of premises and equipment	(2,217,296)	(613,549)
Proceeds from sales of premises and equipment	—	9,339
Proceeds from sales of other real estate owned and repossessions	45,075	83,501

Net cash used in investing activities	(1,975,278)	(35,071,306)

Continued on next page

EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flow from financing activities:
Net decrease in demand deposits	$(6,940,396)	$(717,193)
Net decrease in interest-bearing transaction accounts	(1,390,980)	(4,091,822)
Net increase in time deposits	11,961,835	819,681
Net increase in federal funds purchased and securities sold under agreements to repurchase	762,859	19,031,434
Net decrease in interest-bearing demand notes to U.S. Treasury	(765,950)	(726,158)
Proceeds from Federal Home Loan Bank advances	42,000,000	47,409,734
Repayment of Federal Home Loan Bank advances	(49,667,731)	(30,285,923)
Cash dividends paid	(875,669)	(875,668)

Net cash (used) provided by financing activities	(4,916,032)	30,564,085

Net (decrease) increase in cash and cash equivalents	(2,718,796)	79,810
Cash and cash equivalents, beginning of period	53,000,566	47,730,549

Cash and cash equivalents, end of period	$50,281,770	$47,810,359

Supplemental disclosure of cash flow information -
Cash paid during period for:
Interest	$8,729,758	$7,107,386
Income taxes	—	225,000

Supplemental schedule of noncash investing activities -
Other real estate and repossessions acquired in settlement of loans	$801,896	$—
See accompanying notes to unaudited condensed consolidated financial statements.

EXCHANGE NATIONAL BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2007 and 2006
     The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2006 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2006 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of March 31, 2007 and the consolidated statement of earnings for the three month-period ended March 31, 2007 and cash flows for the three month-period ended March 31, 2007.

Earnings per Share
     The following table reflects, for the three-month periods ended March 31, 2007 and 2006, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	Three Months Ended
	March 31,
	2007	2006
Net income, basic and diluted	$2,306,667	$2,688,607

Average shares outstanding	4,169,847	4,169,847
Effect of dilutive stock options	52,919	33,760

Average shares outstanding including dilutive stock options	4,222,766	4,203,607

Basic earning per share	$0.55	$0.64
Diluted earnings per share	$0.55	$0.64
Stock Option Plans
     Total stock-based compensation expense was $46,000 ($30,000 after tax) and $42,000 ($28,000 after tax) for the three-month period ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the total unrecognized compensation expense related to non-vested stock awards was $345,000 and the related weighted average period over which it is expected to be recognized is approximately 1.4 years. For the three months ended March 31, 2007, there were no stock options exercised.
The following table summarizes our Company’s stock option activity for the three-month period ended March 31, 2007:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)
Outstanding, January 1, 2007	202,738	$24.54
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(1,186)	28.45

Outstanding, March 31, 2007	201,552	24.52	$2,127	6.5

Exercisable, March 31, 2007	141,220	23.52	1,790	5.8

     Options outstanding at March 31, 2007 had an intrinsic value of $2,127,000. Options exercisable at March 31, 2007 had an intrinsic value of approximately $1,790,000. On April 27, 2007, 48,104 stock options were granted. On March 3, 2006, 46,380 stock options were granted.
Comprehensive Income
     Comprehensive income for the three-month periods ended March 31, 2007 and 2006 is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$2,306,667	$2,688,607
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	234,397	(287,814)
Adjustment for loss on sales and calls of debt and equity securities, net of tax	1,136	11,928
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	11,431	—

Total other comprehensive income (loss)	246,964	(275,886)

Comprehensive income	$2,553,631	$2,412,721

Intangible Assets
     The gross carrying amount and accumulated amortization of our Company’s amortized intangible assets as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangible	$7,060,224	(3,552,401)	$7,060,224	(3,306,347)

     The aggregate amortization expense of core deposit intangible subject to amortization for the three-month period ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Aggregate amortization expense	$246,054	275,697

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
For the nine months ending December, 2007	$676,283
For year ending 2008	701,443
For year ending 2009	626,111
For year ending 2010	526,477
For year ending 2011	434,763
Mortgage Servicing Rights
     Mortgage loans serviced for others totaled approximately $215,133,000 and $216,697,000 at March 31, 2007 and 2006, respectively. Mortgage servicing rights totaled approximately $1,318,000 and $1,487,000 at March 31, 2007 and 2006, respectively.
     Changes in the balance of servicing assets related to the loans serviced by The Exchange National Bank of Jefferson City for the three-month period ended March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
Balance, beginning of period	$1,350,375	1,536,331
Originated mortgage servicing rights	74,885	53,745
Amortization	(107,770)	(103,529)

Balance, end of period	$1,317,490	1,486,547

Mortgage loans serviced	$215,132,837	216,696,646

Mortgage servicing rights as a percentage of loans serviced	0.61%	0.69%

     Our Company’s mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated were as follows:

Estimated amortization expense:
For the nine months ending December 31, 2007	$239,000
For year ending 2008	303,000
For year ending 2009	229,000
For year ending 2010	156,000
For year ending 2011	130,000
Income Taxes
     On January 1, 2007, our Company adopted the provisions of FIN 48. As of January 1, 2007 our Company had $1,026,000 of gross unrecognized tax benefits of which $683,000 would impact the effective tax rate, if recognized. If these tax benefits are not recognized, the result would be cash tax payments. Our Company expects a reduction of $234,000 in gross unrecognized tax benefits during the remaining nine-month period ending December 31, 2007 as a result of the statute of limitations closing for the 2003 tax year. The unrecognized tax benefits are related to various federal and state tax strategies.
     In addition, our Company recognizes interest expense related to unrecognized tax positions as a component of the Income Tax Provision. As of January 1, 2007, interest accrued was approximately $124,000. There were no penalties related to tax matters accrued at January 1, 2007, nor did our Company recognize any penalties during the three months ended March 31, 2007.
     Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri. Management believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. Our Company’s federal and state income tax returns for 2003 to 2006 are open tax years. As of March 31, 2007, there were no federal or state income tax examinations in process.

Defined Benefit Retirement Plan
     Our Company provides a noncontributory defined benefit pension plan for all full-time employees over the age of 21 who have completed at least on year of qualified service.
     Pension expense for the three month-periods ended March 31, 2007 and 2006 is as follows:

	Estimated	Estimated
	2007	2006
Service cost — benefits earned during the year	$797,675	$620,564
Interest cost on projected benefit obligations	364,493	318,142
Expected return on plan assets	(377,180)	(369,164)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	(8,279)	(2,601)

Pension expense — Annual	$855,337	$645,569

Pension expense — three months ended March 31 (actual)	$213,834	$161,392

Under the provisions of the Pension Protection Act of 2006 our Company may make a contribution to the defined benefit pension plan during 2007.
Segment reporting
     Through the respective branch network, Exchange National Bank, Hawthorn Bank, and Bank 10 provide similar products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, and Belton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segments results that follow are consistent with our Company’s internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United States of America and practices prevalent in the banking industry.

	March 31, 2007
	The Exchange
	National
	Bank of	Hawthorn	Bank 10	Corporate
	Jefferson City	Bank	of Belton	and other	Total
Balance sheet information:
Loans, net of allowance for loan losses	$356,195,293	$298,131,743	$146,798,326	$—	$801,125,362
Debt and equity securities	83,298,773	76,613,760	29,693,421	1,486,000	191,091,954
Goodwill	4,382,098	20,814,638	15,127,039	—	40,323,775
Intangible assets	—	317,445	3,190,378	—	3,507,823
Total assets	472,881,321	449,809,107	216,531,471	1,330,042	1,140,551,941
Deposits	385,626,712	365,318,011	163,803,250	(11,252,780)	903,495,193
Stockholders’ equity	$51,520,943	$57,720,760	$35,429,179	$(38,002,139)	$106,668,743

	December 31, 2006
	The Exchange
	National
	Bank of	Hawthorn	Bank 10	Corporate
	Jefferson City	Bank	of Belton	and other	Total
Balance sheet information
Loans, net of allowance for loan losses	$350,563,084	$304,588,049	$148,146,248	$—	$803,297,381
Debt and equity securities	85,177,657	74,515,470	28,594,183	1,486,000	189,773,310
Goodwill	4,382,098	20,814,638	15,127,039	—	40,323,775
Intangible assets	—	367,908	3,385,969	—	3,753,877
Total assets	475,048,886	451,182,848	214,955,317	1,524,846	1,142,711,897
Deposits	384,413,021	366,964,822	157,263,345	(8,776,454)	899,864,734
Stockholders’ equity	$51,168,606	$46,046,673	$37,033,766	$(29,304,455)	$104,944,590

	Three Months Ended March 31, 2007
	The Exchange
	National
	Bank of	Hawthorn	Bank 10	Corporate
	Jefferson City	Bank	of Belton	and other	Total
Statement of earnings:
Total interest income	$8,010,205	$6,685,684	$3,307,987	$26,807	$18,030,683
Total interest expense	3,467,996	3,017,843	1,536,179	872,965	8,894,983

Net interest income	4,542,209	3,667,841	1,771,808	(846,158)	9,135,700
Provision for loan losses	150,000	75,000	—	—	225,000
Noninterest income	1,032,797	634,957	448,498	407,136	2,523,388
Noninterest expense	2,811,499	2,691,688	1,706,349	924,264	8,133,800
Income taxes	845,800	457,609	140,062	(449,850)	993,621

Net income (loss)	$1,767,707	$1,078,501	$373,895	$(913,436)	$2,306,667

	Three Months Ended March 31, 2006
	The Exchange
	National
	Bank of	Hawthorn	Bank 10	Corporate
	Jefferson City	Bank	of Belton	and other	Total
Statement of earnings:
Total interest income	$7,741,073	$5,895,867	$3,130,650	$25,276	$16,792,866
Total interest expense	3,054,113	2,415,842	1,041,914	822,451	7,334,320

Net interest income	4,686,960	3,480,025	2,088,736	(797,175)	9,458,546
Provision for loan losses	225,000	85,500	7,000	—	317,500
Noninterest income	979,511	566,725	498,581	(18,906)	2,025,911
Noninterest expense	2,863,097	2,595,306	1,691,910	161,279	7,311,592
Income taxes	827,400	389,634	284,224	(334,500)	1,166,758

Net income (loss)	$1,750,974	$976,310	$604,183	$(642,860)	$2,688,607

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS “SHOULD”, “EXPECT”, “ANTICIPATE”, “BELIEVE”, “INTEND”, “MAY”, “HOPE”, “FORECAST” AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS CONCERNING OUR COMPANY’S ABILITY TO EXPAND ITS PRESENCE IN THE KANSAS CITY, MISSOURI METROPOLITAN MARKET, CONCERNING OUR EXPECTED CONTRIBUTIONS TO ANY OF OUR BANK’S BENEFIT PLANS, CONCERNING OUR AMORTIZATION OF CORE DEPOSIT INTANGIBLES OR OTHER ASSETS, CONCERNING OUR INTENT AND ABILITY TO HOLD SECURITIES UNTIL MATURITY, THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY’S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR FROM THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON OUR COMPANY INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO OUR COMPANY AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH OUR COMPANY CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN OUR COMPANY, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY OUR COMPANY; AND THE ABILITY OF OUR COMPANY TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS,” IN OUR COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY’S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview
     This overview of management’s discussion and analysis highlights selected information in this report and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report. These have an impact on our Company’s financial condition and results of operation.
     Business Strategy: On December 1, 2006, our Company announced its development of a strategic plan in which, among other things, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter.
     The first step in this consolidation process was accomplished on March 16, 2007 when Osage Valley Bank and Citizens Union State Bank were combined. Exchange National Bank and Bank 10 plan to complete the consolidation process before December 31, 2007 when they combine with Citizens Union State Bank.
     The second step was accomplished on April, 20, 2007, when our Company issued a press release announcing that Hawthorn Bank had been selected as the new name for its combined subsidiary banks. As of April 23, 2007 Citizens Union State Bank began using the name “Hawthorn Bank”. It was also announced that our shareholders would be asked to approve the change of our Company’s name to Hawthorn Bancshares, Inc. at the 2007 annual meeting of shareholders. It is anticipated that by the time the aforementioned consolidation is completed, the resulting consolidated bank would be known as “Hawthorn Bank.” Our Company’s name change is being proposed in anticipation of this consolidation and would reflect the name under which our consolidated bank is to operate. Our board of directors believes that the name change would provide continuity between us and our consolidated bank, and would allow us to better leverage the “Hawthorn” brand identity than if we were to retain our current name.
     Material Challenges and Risks: Our Company may experience difficulties managing growth and effectively integrating newly established branches. As part of our general strategy, our Company may continue to acquire banks and establish de novo branches that we believe provide a strategic fit. To the extent that our Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. The successes of our Company’s growth strategy will depend primarily on the ability of our banking subsidiaries to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. Our Company’s financial performance also depends, in part, on our ability to manage various portfolios and to successfully introduce additional financial products and services. Furthermore, the success of our Company’s growth strategy will depend on our ability to maintain sufficient regulatory capital levels and on general economic conditions that are beyond our control.

     Revenue Source: Through the respective branch network, Exchange National Bank, Hawthorn Bank, and Bank 10 provide similar products and services in three defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, and Belton, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results are consistent with our Company’s internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.
     Much of our Company’s business is commercial, commercial real estate development, and mortgage lending. Our Company has experienced continued strong loan demand in the communities within which we operate even during economic slowdowns. Our Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing.
     Our Company’s primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. Our Company also derives income from trust, brokerage, credit card and mortgage banking activities and service charge income.
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
     We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of our Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts being reported if conditions or underlying circumstances were to change. The impact and any associated risks related to these policies on our business operations are discussed in the “Lending and Credit Management” section below.

Results of Operations
     Net income for the three months ended March 31, 2007 of $2,307,000 decreased $382,000 when compared to the first quarter of 2006. Diluted earnings per common share for the first quarter of 2007 of $0.55 decreased 9 cents or 14.1% when compared to the first quarter of 2006.
     Net interest income (on a tax equivalent basis) was $9,382,000, or 3.75% of average earning assets, for the three months ended March 31, 2007, compared to $9,723,000, or 3.83% of average earning assets, for the same period in 2006. While the yield on earning assets increased 59 basis points from 6.71% at March 31, 2006 to 7.30% at March 31, 2007, the average rate paid on interest-bearing liabilities increased 78 basis points from 3.27% at March 31, 2006 to 4.05% at March 31, 2007.
     Average interest-earning assets for the three months ended March 31, 2007 were $1,015,528,000, a decrease of $14,787,000 or 1.4%, compared to average interest-earning assets of $1,030,315,000 for the same period of 2006. Average loans outstanding decreased approximately $17,838,000 while other earning assets increased $3,051,000. The decrease in average loans is primarily a result of a general slowdown in the real estate construction market. Our Company has experienced significant reductions in the amount of construction and land development loans outstanding in all our market areas over the past twelve months. Much of this reduction is the result of several large real estate construction loans obtaining permanent financing in the long term financing markets.
Net Interest Income
     Fully taxable equivalent net interest income decreased $341,000 or 3.5% for the three month period ended March 31, 2007 compared to the same period in 2006. The decrease in net interest income for the period ended March 31, 2007 compared to the period ended March 31, 2006 was the result of both decreased earning assets and decreased net interest margin.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended March 31, 2007 and 2006.
(Dollars expressed in thousands )

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
			Rate		Interest	Rate
		Interest Income/	Earned/	Average	Income/	Earned/
	Average Balance	Expense/1/	Paid/1/	Balance	Expense/1/	Paid/1/
ASSETS

Loans:/2/ /3/	$803,574	$15,585	7.87%	$821,412	$14,762	7.29%
Investment in debt and equity securities :/4/
Government sponsored enterprises	124,896	1,521	4.94	136,913	1,370	4.06
State and municipal	53,806	746	5.62	53,585	736	5.57
Other	6,317	78	5.01	7,169	69	3.90
Federal funds sold	24,374	312	5.19	8,571	94	4.45
Interest-bearing deposits	2,561	35	5.54	2,665	26	3.96

Total interest earning assets	1,015,528	18,277	7.30	1,030,315	17,057	6.71

All other assets	124,595			123,069
Allowance for loan losses	(9,043)			(9,248)

Total assets	$1,131,080			$1,144,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$107,292	$346	1.31%	$113,049	$391	1.40%
Savings accounts	48,220	68	0.57	55,112	78	0.57
Money market	152,148	1,324	3.53	157,184	1,134	2.93
Deposits of $100 and over	140,111	1,710	4.95	115,460	1,059	3.72
Other time deposits	314,660	3,558	4.59	310,519	2,713	3.54

Total time deposits	762,431	7,006	3.73	751,324	5,375	2.90
Federal funds purchased and securities sold under agreements to repurchase	31,088	346	4.51	52,021	511	3.98
Interest-bearing demand notes to US Treasury	718	9	5.08	480	4	3.38
Subordinated notes	49,486	893	7.32	49,486	842	6.90
Advances from Federal Home Loan Bank	47,943	641	5.42	57,122	602	4.27

Total interest-bearing liabilities	891,666	8,895	4.05	910,433	7,334	3.27
Demand deposits	126,203			127,499
Other liabilities	9,029			8,305

Total liabilities	1,026,898			1,046,237
Stockholders’ equity	104,182			97,899

Total liabilities and stockholders’ equity	$1,131,080			$1,144,136

Net interest income		$9,382			$9,723

Net interest margin/5/			3.75%			3.83%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $246,000 in 2007 and $265,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

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
     Dollars expressed in thousands)

	Three Months Ended March 31, 2007
	Compared to
	Three Months Ended March 31, 2006
	Total	Change due to
	Change	Volume /3/	Rate /4/
Interest income on a fully taxable equivalent basis:

Loans:/1/	$823	(327)	1,150
Investment in debt and equity securities :/3/
Government sponsored enterprises	151	(127)	278
State and municipal	10	3	7
Other	9	(9)	18
Federal funds sold	218	200	18
Interest-bearing deposits	9	(1)	10

Total interest income	1,220	(261)	1,481

Interest expense:
NOW accounts	$(44)	(20)	(24)
Savings accounts	(10)	(10)	—
Money market	190	(37)	227
Deposits of $100 and over	652	255	397
Other time deposits	844	36	808
Federal funds purchased and securities sold under agreements to repurchase	(165)	(226)	61
Interest-bearing demand notes of U.S. Treasury	4	3	1
Subordinated debentures	51	—	51
Other borrowed money	39	(107)	146

Total interest expense	1,561	(106)	1,667

Net interest income on a fully taxable equivalent basis	$(341)	(155)	(186)

1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $246,000 in 2007 and $265,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Change in volume multiplied by yield/rate of prior period.

/4/	Change in yield/rate multiplied by volume of prior period.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
     Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis decreased $341,000 or 3.5% to $9,382,000 or 3.75% of average earning assets for the first quarter of 2007 compared to $9,723,000 or 3.83% of average earning assets for the same period of 2006. The provision for loan losses was $225,000 and $318,000 for the three months ended March 31, 2007 and 2006 respectively. Net charge-offs were $77,000 for the first quarter of 2007 compared to $17,000 for the first quarter of 2006. The decrease in the provision for loan losses for the first quarter of 2007 compared to first quarter 2006 reflects the expected loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio. See Lending and Credit Management in this report for further discussion of first quarter 2007 charge-offs.

     Noninterest income and noninterest expense for the three-month periods ended March 31, 2007 and 2006 were as follows:
(Dollars expressed in thousands)

	Three Months Ended
	March 31,		Increase (decrease)
	2007	2006	Amount	%
Noninterest Income

Service charges on deposit accounts	$1,280	$1,361	$(81)	(6.0)%
Trust department income	236	180	56	31.1
Mortgage loan servicing fees, net	95	114	(19)	(16.7)
Gain on sale of mortgage loans	129	112	17	15.2
Loss on sales and calls of debt securities	(2)	(18)	16	(88.9)
Other	785	277	508	183.4

	$2,523	$2,026	$497	24.5%

Noninterest Expense

Salaries and employee benefits	$4,823	$4,345	$478	11.0%
Occupancy expense	507	452	55	12.2
Furniture and equipment expense	580	520	60	11.5
Postage, printing and supplies	267	292	(25)	(8.6)
Legal, examination, and professional fees	311	294	17	5.8
Amortization — CDI	246	276	(30)	(10.9)
Processing expense	268	213	55	25.8
Other	1,132	919	213	23.2

	$8,134	$7,311	$823	11.3%

     Noninterest income increased $497,000 or 24.5% to $2,523,000 for the first quarter of 2007 compared to $2,026,000 for the same period of 2006. Service charges on deposit accounts decreased $81,000 or 6.0% as a result of decreased overdraft and insufficient check fee income, ATM fee income, debit card fee income. Trust department income increased $56,000 or 31.1% due to the collection of additional trust distribution fees. Gain on sale of mortgage loans increased $17,000 or 15.2% due to an increase in volume of loans originated and sold to the secondary market from approximately $6,139,000 in the first quarter of 2006 to approximately $9,259,000 for the first quarter of 2007. Our Company recognized $2,000 in loss on sales and calls of debt securities during the first quarter of 2007 versus losses of $18,000 during the first quarter of 2006. Other noninterest income increased $508,000 or $183.4%. $425,000 of the increase represents the amount received from the sale of Osage Valley Bank’s state bank charter.

     Noninterest expense increased $823,000 or 11.3% to $8,134,000 for the first quarter of 2007 compared to $7,311,000 for the first quarter of 2006. Salaries and benefits increased $478,000 or 11.0%, occupancy expense increased $55,000 or 12.2%, furniture and equipment expense increased $60,000 or 11.5%, amortization expense decreased $30,000 or 10.9%, processing expense increased $55,000 or 25.8%, and other noninterest expense increased $213,000 or 23.2%. In addition to the increase in salaries and employees benefits represented by normal salary increases, additional hires resulting from staffing for a new branch facility to open during second quarter 2007 in a new market area and additional holding company hires required for the implementation of our Company’s strategic plan, $47,000 reflects increased pension expense. Partially offsetting these increases is a $27,000 decreased profit sharing expense. The $55,000 increase in occupancy expense is primarily reflected by higher property tax accruals as a result of the completion of several branch projects and the associated increase in assessed valuations. The $60,000 increase in furniture and equipment expense reflects additional depreciation expense, equipment repair expense, and equipment maintenance costs. The $55,000 increase in processing expense reflects higher costs associated with the various data processing systems utilized by our Company and costs associated with preparing for consolidation of the bank charters. The $213,000 increase in other noninterest expense reflects higher expenses in various other categories including, but not limited to, directors fees, travel, meals & entertainment, and other insurance.
     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.1% for the first quarter of 2007 compared to 30.3% for the first quarter of 2006.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 70.2% of total assets as of March 31, 2007 compared to 70.3% as of December 31, 2006 and 70.4% as of March 31, 2006.
     Lending activities are conducted pursuant to written loan policies approved by our Banks’ Boards of Directors. Larger credits are reviewed by our Banks’ Discount Committees. These committees are comprised of members of senior management.
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At March 31, 2007, our Company was servicing approximately $215,133,000 of loans sold to the secondary market.
     Mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

     The provision for loan losses is based on management’s evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, value of underlying collateral and other relevant factors. The allowance for loan losses which is reported as a deduction from loans is available for loan charge-offs. This allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. Management formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. In addition, on a monthly basis, management reviews past due, “classified”, and “watch list” loans in order to classify or reclassify loans as “loans requiring attention,” “substandard,” “doubtful,” or “loss”. During that review, management also determines which loans should be considered to be “impaired”. Management follows the guidance provided in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114) in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. Once a loan has been identified as impaired management generally measures impairment based upon the fair value of the underlying collateral. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
     The allowance for loan losses was decreased by net loan charge-offs of $77,000 for the first quarter of 2007 compared to $17,000 for the first quarter of 2006. The allowance for loan losses was increased by a provision charged to expense of $225,000 for the first quarter of 2007. That compares to a provision of $318,000 for the first quarter of 2006.
     The balance of the allowance for loan losses was $9,164,000 at March 31, 2007 compared to $9,015,000 at December 31, 2006 and $9,385,000 at March 31, 2006. The allowance for loan losses as a percent of outstanding loans was 1.13% at March 31, 2007 compared to 1.11% at December 31, 2006 and 1.14% at March 31, 2006. Based upon an analysis of the probable losses in the loan portfolio management believes the current balance of the allowance for loan losses is at an acceptable level.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $5,203,000 or 0.64% of total loans at March 31, 2007 compared to $5,066,000 or 0.62% of total loans at December 31, 2006. Detail of those balances plus other real estate and repossessions is as follows:
(Dollars expressed in thousands)

	March 31, 2007		December 31, 2006
		% of Gross		% of Gross
	Balance	Loans	Balance	Loans
Nonaccrual loans:
Commercial	$3,059	0.38%	$2,495	0.31%
Real estate:
Construction	1,051	0.13	1,657	0.20
Mortgage	795	0.10	644	0.08
Consumer	77	0.01	73	0.01

	4,982	0.62	4,869	0.60

Loans contractually past-due 90 days or more and still accruing:
Commercial	3	—	5	—
Real estate:
Construction	—	—	—	—
Mortgage	197	0.02	170	0.02
Consumer	21	—	22	—

	221	0.02	197	0.02

Restructured loans	—	—	—	—

Total nonperforming loans	5,203	0.64%	5,066	0.62%

Other real estate	3,491		2,720
Repossessions	—		15

Total nonperforming assets	$8,694		$7,801

     The allowance for loan losses was 176.1% of nonperforming loans at March 31, 2007 compared to 177.9% of nonperforming loans at December 31, 2006.
     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of those loans was approximately $697,000 and $540,000 for the three months ended March 31, 2007 and 2006, respectively. Approximately $22,000 and $8,000 was recorded as interest income on such loans for the three months ended March 31, 2007 and 2006, respectively.
     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $7,003,000 of additional loans as being impaired at March 31, 2007. The average balance of nonaccrual and other impaired loans for the first three months of 2007 was approximately $14,195,000. At March 31, 2007 the portion of the allowance for loan losses allocated (both asset-specific and percentage) to impaired loans was $2,767,000 compared to $3,287,000 at December 31, 2006. The balance of impaired loans with no specific loan loss allocations was approximately $1,998,000 at March 31, 2007 compared to approximately $3,117,000 at December 31, 2006.
     As of March 31, 2007 and December 31, 2006 approximately $4,897,000 and $7,102,000 of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The decrease in loans having more than normal risk is primarily represented by one large commercial real estate credit which has paid down approximately $1,300,000 since 2006 year-end. The remaining decrease is the result of payments on various other classified loans. In addition to the classified list, our Company also maintains an internal watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
     The allowance for loan losses is available to absorb probable loan losses regardless of the category of loan to be charged off. The allowance for loan losses consists of three components: asset-specific reserves, reserves based on expected loss estimates, and unallocated reserves. The asset-specific component applies to loans evaluated individually for impairment and is based on management’s best estimate of discounted cash repayments and proceeds from liquidating collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management’s estimate.
     The expected loss component is generally determined by applying percentages to pools of loans by asset type. These pre-established percentages are based upon standard bank regulatory classification percentages as well as average historical loss percentages. These expected loss estimates are sensitive to changes in delinquency status, realizable value of collateral, and other risk factors.
     The unallocated portion of the allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the asset-specific component and the expected loss component discussed above. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. Conditions evaluated in connection with the unallocated portion of the allowance include general economic and business conditions affecting our key lending areas, credit quality trends (including trends in substandard loans expected to result from existing conditions), collateral values, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of our internal loan review department.
     The underlying assumptions, estimates and assessments used by management to determine these components are continually evaluated and updated to reflect management’s current view of overall economic conditions and relevant factors impacting credit quality and inherent losses. Changes in such estimates could significantly impact the allowance and provision for credit losses. Our Company could experience credit losses that are different from the current estimates made by management.
     At March 31, 2007, management allocated $7,174,000 of the $9,164,000 total allowance for loan losses to specific loans and loan categories and $1,990,000 was unallocated. At December 31, 2006, management allocated $8,012,000 of the $9,015,000 total allowance for loan losses to specific loans and loan categories and $1,003,000 was unallocated. Due to current economic conditions that may impact our borrowers’ ability to service their loans, management believes the increase in the unallocated portion of the allowance for loan losses is appropriate. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the March 31, 2007 overall allowance for loan losses is adequate.
     Our Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, our Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.
Financial Condition
     Total assets decreased $2,160,000 or 0.2% to $1,140,552,000 at March 31, 2007 compared to $1,142,712,000 at December 31, 2006. Total liabilities decreased $3,884,000 or 0.4% to $1,033,883,000 compared to $1,037,767,000 at December 31, 2006. Stockholders’ equity increased $1,724,000 or 1.6% to $106,669,000 compared to $104,945,000 at December 31, 2006.
     Loans decreased $2,023,000 to $810,289,000 at March 31, 2007 compared to $812,312,000 at December 31, 2006. Commercial loans increased $4,855,000; real estate construction loans decreased $35,763,000; real estate mortgage loans increased $30,647,000; and consumer loans decreased $1,762,000. The decrease in construction loans and the increase in real estate mortgage loans primarily reflect the reclassification of completed construction loans to permanent real estate mortgage loans. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers’ financing programs which generally tend to offer more favorable financing rates than our Company. Our Company chose to not aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio declined.
     Investment in debt securities classified as available-for-sale increased $1,232,000 or 0.7% to $184,798,000 at March 31, 2007 compared to $183,566,000 at December 31, 2006. Investments classified as available-for-sale are carried at fair value. During 2007 the market valuation account decreased $360,000 to ($661,000) to reflect the fair value of available-for-sale investments at March 31, 2007 and the net after tax decrease resulting from the change in the market valuation adjustment of $235,000 increased the stockholders’ equity component to ($432,000) at March 31, 2007.
     Investment in equity securities increased $87,000 or 1.4% to $6,294,000 at March 31, 2007 compared to $6,207,000 at December 31, 2006. The increase reflects additional purchases of Federal Home Loan Bank stock due to additional Federal Home Loan Bank borrowings offset by the sale of Federal Home Loan Bank stock resulting from the sale of the Osage Valley Bank charter.
     At December 31, 2006 the market valuation account for the available-for-sale investments of ($1,021,000) decreased the amortized cost of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of ($668,000) was reflected as a separate component of stockholders’ equity.
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
     Cash and cash equivalents, which consist of cash due from banks and Federal funds sold, decreased $2,719,000 or 5.1% to $50,282,000 at March 31, 2007 compared to $53,001,000 at December 31, 2006. Further discussion of this increase may be found in the section of this report titled “Sources and Uses of Funds”.
     Premises and equipment increased $1,740,000 or 5.0% to $36,447,000 at March 31, 2007 compared to $34,707,000 at December 31, 2006. The increase reflects purchases of premises and equipment of $2,217,000 offset by depreciation expense of $476,000. The increase in premises and equipment is the result of construction projects related to two new branches.
     Total deposits increased $3,630,000 or 0.4% to $903,495,000 at March 31, 2007 compared to $899,865,000 at December 31, 2006. This increase in deposits primarily reflects growth in our banks in the Kansas City and Columbia markets.
     Federal funds purchased and securities sold under agreements to repurchase increased $763,000 or 2.6% to $30,223,000 at March 31, 2007 compared to $29,460,000 at December 31, 2006.

     Other borrowed money decreased $7,668,000 or 16.1% to $39,701,000 at March 31, 2007 compared to $47,368,000 at December 31, 2006. The decrease reflects net repayment of Federal Home Loan Bank advances.
     The increase in stockholders’ equity reflects net income of $2,307,000 less dividends declared of $875,000, a $234,000 change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale, $11,000 amortization of net gain and prior service cost for defined benefit plan, and a $46,000 increase, net of taxes, related to stock option compensation expense.
     No material changes in our Company’s liquidity or capital resources have occurred since December 31, 2006.
Liquidity
     The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by our Company, management prefers to focus on transaction accounts and full service relationships with customers. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.
     Our Banks’ Asset/Liability Committees (ALCO), primarily made up of senior management, have direct oversight responsibility for our Company’s liquidity position and profile. A combination of daily, weekly and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital and exposure to contingent draws on our Company’s liquidity.
     Our Company has a number of sources of funds to meet liquidity needs on a daily basis. The deposit base, consisting of consumer and commercial deposits and large dollar denomination ($100,000 and over) certificates of deposit, is a source of funds.
     Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. In addition, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At March 31, 2007, the amounts of available credit from the FHLB totaled $89,981,000. As of March 31, 2007, the Banks had $39,701,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $60,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of March 31, 2007.

Sources and Uses of Funds
     For the three months ended March 31, 2007 and 2006, net cash provided by operating activities was $4,173,000 and $4,587,000, respectively. $382,000 of the decrease in net cash provided by operating activities reflects a lower level of net income.
     Net cash used in investing activities was $1,975,000 in 2007 versus $35,071,000 in 2006. The primary decrease in cash used in investing activities reflects lower purchases of debt securities during the first three months of 2007 versus the same period in 2006 as well as a decrease in net loans in 2007 versus an increase in net loans during the same period of 2006.
     Net cash used by financing activities was $4,916,000 in 2007 versus net cash provided of $30,564,000 in 2006. Our Company experienced a net increase in Federal Home Loan Bank borrowings of $17,124,000 during the first quarter of 2006 compared to a net decrease of $7,668,000 during 2007. In addition federal funds sold and securities sold under agreements to repurchase increased $19,031,000 in 2006 compared to a $763,000 increase in 2007. Our Company experienced an $11,962,000 increase in time deposits in 2007 compared to an $820,000 increase during the same period of 2006.
Impact of New Accounting Pronouncements
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 156). SFAS No. 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with fiscal year in which an entity adopts SFAS No. 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. Our Company has adopted SFAS No. 156 as of January 1, 2007 and elected to use the amortized cost method of accounting for financial assets. As a result, the adoption of SFAS No. 156 did not have a material impact on our Company’s financial position or results of operations.
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FAS No. 109, Accounting for Income Taxes (FIN 48). The Interpretation defines the threshold for recognizing the financial impact of uncertain tax provisions in accordance with FAS 109. An enterprise would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is “more-likely-than-not” of being sustained on audit based solely on the technical merits of the position on the reporting date. In evaluating whether the probable recognition threshold has been met, the Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term “more-likely-than-not” is defined as a likelihood of more than 50 percent. Individual tax positions that fail to meet the recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). This Interpretation also provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. The Interpretation is effective for reporting periods after December 15, 2006. Our Company adopted the provisions of FIN 48 on January 1, 2007, and the adoption had no material impact on our Company’s financial position or results of operations. See Income Taxes in the notes to the financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relates to the definition of fair value, the methods used to estimate fair value, and the requirements for expanded disclosures about estimates of fair value. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Our Company is currently evaluating the impact of the adoption of SFAS No. 157; however, it is not expected to have a material impact on our Company’s financial position or results of operations.
     In September 2006, the Emerging Issues Task Force Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies such as our Company, the Issue is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. Our Company does not expect the adoption of the Issue to have a material effect on our Company’s consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities-Including an amendment to FAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007.

Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. Our Company is currently evaluating the effects of this statement on its financial statements and has made a decision to not exercise the early adoption option provision of this statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our Company’s exposure to market risk is reviewed on a regular basis by our Banks’ Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks’ management include the standard GAP report subject to different rate shock scenarios. At March 31, 2007, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 9.6% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to 9.4% at December 31, 2006. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.
Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 1A. Risk Factors	None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None
Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of our Company (filed as Exhibit 3(a) to our Company’s Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

3.2	Bylaws of our Company (filed as Exhibit 3.2 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 0-23636) and incorporated herein by reference).

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCHANGE NATIONAL BANCSHARES, INC.
Date
/s/ James E. Smith

May 10, 2007	James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal
Executive Officer)

/s/ Richard G. Rose

May 10, 2007	Richard G. Rose, Treasurer (Principal Financial
Officer and Principal Accounting Officer)

EXCHANGE NATIONAL BANCSHARES, INC.
INDEX TO EXHIBITS
March 31, 2007 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Articles of Incorporation of our Company (filed as Exhibit 3(a) to our Company’s Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).	**

3.2	Bylaws of our Company (filed as Exhibit 3.2 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 0-23636) and incorporated herein by reference).	**

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

**	Incorporated by reference.