Form 10-Q
period 2007-06-30
HAWTHORN BANCSHARES, INC.
filed 2007-08-09
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-23636
HAWTHORN BANCSHARES, INC.
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 9, 2007 the registrant had 4,174,495 shares of common stock, par value $1.00 per share, outstanding.
Page 1 of 47 pages
Index to Exhibits located on page 43

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Loans:	$837,421,852	$812,312,759
Less allowance for loan losses	9,110,277	9,015,378

Loans, net	828,311,575	803,297,381

Investments in available for sale debt securities, at fair value	171,639,308	183,566,135
Investments in equity securities, at cost	5,574,725	6,207,175
Federal funds sold and securities purchased under agreements to resell	24,894,925	9,922,961
Cash and due from banks	29,541,981	43,077,605
Premises and equipment	38,306,845	34,706,857
Other real estate owned and repossessed assets	2,636,434	2,734,500
Accrued interest receivable	8,445,818	8,773,686
Mortgage servicing rights	1,263,439	1,350,375
Goodwill	40,323,775	40,323,775
Intangible assets	3,277,238	3,753,877
Cash surrender value — life insurance	1,788,505	1,750,420
Other assets	4,103,468	3,247,150

Total assets	$1,160,108,036	$1,142,711,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$138,815,640	$138,885,883
Time deposits	778,342,093	760,978,851

Total deposits	917,157,733	899,864,734

Federal funds purchased and securities sold under agreements to repurchase	25,597,657	29,460,492
Interest-bearing demand notes to U.S. Treasury	—	1,735,638
Subordinated notes	49,486,000	49,486,000
Other borrowed money	49,387,760	47,368,315
Accrued interest payable	4,683,655	4,366,250
Other liabilities	6,220,854	5,485,878

Total liabilities	1,052,533,659	1,037,767,307

Stockholders’ equity:
Common stock — $1 par value; 15,000,000 shares authorized; 4,298,353 issued	4,298,353	4,298,353
Surplus	22,352,702	22,248,319
Retained earnings	84,350,072	81,431,713
Accumulated other comprehensive loss, net of tax	(799,659)	(381,286)
Treasury stock, 127,090 and 128,506 shares at cost	(2,627,091)	(2,652,509)

Total stockholders’ equity	107,574,377	104,944,590

Total liabilities and stockholders’ equity	$1,160,108,036	$1,142,711,897

See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$15,958,870	$15,756,514	$31,518,184	$30,480,993
Interest on debt securities:
Taxable	1,421,368	1,375,081	2,967,180	2,775,951
Nontaxable	498,992	477,003	999,899	961,136
Interest on federal funds sold and securities purchased under agreements to resell	145,538	213,606	457,856	307,160
Interest on interest-bearing deposits	11,366	30,709	46,220	57,000
Dividends and interest on equity securities	101,038	76,908	178,516	140,447

Total interest income	18,137,172	17,929,821	36,167,855	34,722,687

Interest Expense:
NOW accounts	315,089	391,007	660,871	781,576
Savings accounts	67,504	75,885	136,159	153,659
Money market accounts	1,354,347	1,258,016	2,678,094	2,392,022
Certificates of deposit:
$100,000 and over	1,716,956	1,207,225	3,426,560	2,265,353
Other time deposits	3,701,396	2,992,934	7,259,540	5,706,995
Federal funds purchased and securities sold under agreements to repurchase	356,642	486,090	703,005	996,951
Subordinated notes	898,022	874,000	1,790,733	1,715,739
Advances from Federal Home Loan Bank	640,125	801,416	1,281,444	1,403,939
Other borrowed money	2,074	8,699	10,732	13,358

Total interest expense	9,052,155	8,095,272	17,947,138	15,429,592

Net interest income	9,085,017	9,834,549	18,220,717	19,293,095

Provision for loan losses	154,216	310,500	379,216	628,000

Net interest income after provision for loan losses	8,930,801	9,524,049	17,841,501	18,665,095
Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Noninterest income:
Service charges on deposit accounts	$1,305,612	$1,516,875	$2,585,567	$2,877,705
Trust department income	192,179	228,369	428,551	408,079
Mortgage loan servicing fees, net	94,823	109,594	189,792	224,276
Gain on sale of mortgage loans, net	212,208	89,600	341,503	201,834
Loss on sales and calls of debt securities	—	—	(1,747)	(18,351)
Other	1,044,819	304,742	1,829,544	581,548

Total noninterest income	2,849,641	2,249,180	5,373,210	4,275,091

Noninterest expense:
Salaries and employee benefits	4,847,063	4,342,902	9,669,763	8,688,148
Occupancy expense	485,515	447,824	992,295	900,166
Furniture and equipment expense	579,607	542,858	1,159,796	1,062,485
Advertising and promotion	249,356	204,501	428,965	387,338
Postage, printing and supplies	292,440	291,546	559,286	583,919
Legal, examination, and professional fees	600,166	318,866	911,090	613,089
Processing expense	285,354	302,237	553,806	515,020
Amortization of intangible assets	230,585	258,148	476,639	533,845
Other	875,075	748,585	1,827,502	1,485,049

Total noninterest expense	8,445,161	7,457,467	16,579,142	14,769,059

Income before income taxes	3,335,281	4,315,762	6,635,569	8,171,127

Income taxes	972,253	1,382,577	1,965,874	2,549,335

Net income	$2,363,028	$2,933,185	$4,669,695	$5,621,792

Basic earning per share	$0.57	$0.70	$1.12	$1.35
Diluted earnings per share	$0.56	$0.70	$1.11	$1.34

Weighed average shares of common stock outstanding
Basic	4,170,003	4,169,847	4,169,925	4,169,847
Diluted	4,214,670	4,202,079	4,218,223	4,202,891

Dividends per share:
Declared	$0.21	$0.21	$0.42	$0.42
Paid	$0.21	$0.21	$0.42	$0.42
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$4,669,695	$5,621,792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	379,216	628,000
Depreciation expense	952,255	887,099
Net (accretion) amortization of debt securities premiums and discounts	(22,215)	24,181
Amortization of intangible assets	476,639	533,845
Stock based compensation expense	106,678	102,567
Decrease (increase) in accrued interest receivable	327,868	(398,597)
Increase in cash surrender value — life insurance	(38,085)	(27,615)
(Increase) decrease in other assets	(326,322)	488,926
Increase in accrued interest payable	317,405	680,681
Increase in other liabilities	734,976	9,742
Loss on sales and calls of debt securities	1,747	18,351
Origination of mortgage loans for sale	(16,508,000)	(10,831,923)
Proceeds from the sale of mortgage loans held for sale	16,849,503	11,033,757
Gain on sale of mortgage loans	(341,503)	(201,834)
Loss on disposition of premises and equipment	1,064	22,989
Other, net	(192,512)	(593,819)

Net cash provided by operating activities	7,388,409	7,998,142

Cash flow from investing activities:
Net increase in loans	(26,195,306)	(21,463,240)
Purchase of available-for-sale debt securities	(32,750,173)	(94,746,721)
Proceeds from maturities of available-for-sale debt securities	27,229,313	84,743,761
Proceeds from calls of available-for-sale debt securities	9,888,600	610,038
Proceeds from sales of available-for-sale debt securities	6,910,634	1,985,020
Purchase of equity securities	(344,400)	(1,008,150)
Proceeds from sales of equity securities	976,850	495,500
Purchase of premises and equipment	(4,571,307)	(1,446,926)
Proceeds from sales of premises and equipment	18,000	32,250
Proceeds from sales of other real estate owned and repossessions	899,962	83,501

Net cash used in investing activities	(17,937,827)	(30,714,967)

Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flow from financing activities:
Net (decrease) increase in demand deposits	$(70,243)	$8,347,769
Net increase (decrease) in interest-bearing transaction accounts	16,503,724	(3,992,022)
Net increase in time deposits	859,518	13,038,357
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(3,862,835)	9,089,170
Net decrease in interest-bearing demand notes to U.S. Treasury	(1,735,638)	(650,763)
Proceeds from Federal Home Loan Bank advances	73,000,000	123,624,684
Repayment of Federal Home Loan Bank advances	(70,980,555)	(117,924,606)
Cash dividends paid	(1,751,336)	(1,751,336)
Sale of treasury stock	23,123	—

Net cash provided by financing activities	11,985,758	29,781,253

Net increase in cash and cash equivalents	1,436,340	7,064,428
Cash and cash equivalents, beginning of period	53,000,566	47,730,549

Cash and cash equivalents, end of period	$54,436,906	$54,794,977

Supplemental disclosure of cash flow information -
Cash paid during period for:
Interest	$17,629,733	$14,748,911
Income taxes	1,552,000	2,660,000

Supplemental schedule of noncash investing activities -
Other real estate and repossessions acquired in settlement of loans	$801,896	$250,620
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three and Six Months Ended June 30, 2007 and 2006
     The accompanying unaudited condensed consolidated financial statements include all adjustments that in the opinion of management are necessary in order to make those statements not misleading. Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2006 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2006 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of June 30, 2007 and the consolidated statement of earnings for the three and six month-periods ended June 30, 2007 and cash flows for the six months ended June 30, 2007.

Earnings per Share
     The following table reflects, for the three and six month periods ended June 30, 2007 and 2006, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income, basic and diluted	$2,363,028	$2,933,185	$4,669,695	$5,621,792

Average shares outstanding	4,170,003	4,169,847	4,169,925	4,169,847
Effect of dilutive stock options	44,667	32,232	48,298	33,044

Average shares outstanding including dilutive stock options	4,214,670	4,202,079	4,218,223	4,202,891

Basic earning per share	$0.57	$0.70	$1.12	$1.35
Diluted earnings per share	$0.56	$0.70	$1.11	$1.34
     For the three months ended June 30, 2007 and 2006, 3,259 and 5,838 of shares, respectively, are excluded in the calculation because their effect would be anti-dilutive. For the six months ended June 30, 2007 and 2006, 1,283 and 5,211 of shares, respectively, are excluded in the calculation because their effect would be anti-dilutive.
Stock Option Plans
     Total stock-based compensation expense was $61,000 ($40,000 after tax) and $107,000 ($70,000 after tax) for the three and six-month periods ended June 30, 2007, respectively.
     Total stock-based compensation expense was $42,000 ($28,000 after tax) and $103,000 ($68,000 after tax) for the three and six-month periods ended June 30, 2006, respectively.
     As of June 30, 2007, the total unrecognized compensation expense related to non-vested stock awards was $627,000 and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

The following table summarizes our Company’s stock option activity for the six-month period ended June 30, 2007:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)
Outstanding, January 1, 2007	202,738	$24.54
Granted	48,104	33.50
Exercised	(1,416)	16.33
Expired	—	—
Forfeited	(1,186)	28.45

Outstanding, June 30, 2007	248,240	26.30	$1,430	7.0

Exercisable, June 30, 2007	144,013	20.30	1,297	5.6
     Options outstanding at June 30, 2007 had an intrinsic value of $1,430,000. Options exercisable at June 30, 2007 had an intrinsic value of approximately $1,297,000. On April 27, 2007, 48,104 stock options were granted.
     The weighted average grant date fair values of stock options granted during the quarter ended June 30, 2007 and the weighted average significant assumptions used to determine those fair values, using the Black-Scholes option-pricing model, are as follows:

Options granted during 2007:
Grant date fair value per option	$7.13
Significant assumptions:
Risk-free interest rate at grant date	4.49%
Expected annual dividend yield	2.50%
Expected stock price volatility	20.00%
Expected life to exercise (years)	6.25

Comprehensive Income
     Comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,363,028	$2,933,185	$4,669,695	$5,621,792
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	(676,768)	(804,648)	(442,371)	(1,092,462)
Adjustment for loss on sales and calls of debt and equity securities, net of tax	—	—	1,136	11,928
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	11,431	—	22,862	—

Total other comprehensive income (loss)	(665,337)	(804,648)	(418,373)	(1,080,534)

Comprehensive income	$1,697,691	$2,128,537	$4,251,322	$4,541,258

Intangible Assets
     The gross carrying amount and accumulated amortization of our Company’s amortized intangible assets as of June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangible	$7,060,224	(3,782,986)	$7,060,224	(3,306,347)

     The aggregate amortization expense of core deposit intangible subject to amortization for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Aggregate amortization expense	$230,585	258,148	$476,639	533,845

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
For the six months ending December, 2007	$445,698
For year ending 2008	701,443
For year ending 2009	626,111
For year ending 2010	526,477
For year ending 2011	434,763
Mortgage Servicing Rights
     Mortgage loans serviced for others totaled approximately $210,636,000 and $218,205,000 at June 30, 2007 and 2006, respectively. Mortgage servicing rights totaled approximately $1,263,000 and $1,487,000 at June 30, 2007 and 2006, respectively.
     Changes in the balance of servicing assets related to the loans serviced by The Exchange National Bank of Jefferson City for the periods indicated are as follows:

	June 30,
	2007	2006
Balance, beginning of period	$1,350,375	1,536,331
Originated mortgage servicing rights	138,019	103,784
Amortization	(224,955)	(205,888)

Balance, end of period	$1,263,439	1,434,227

Mortgage loans serviced	$210,636,388	218,204,948

Mortgage servicing rights as a percentage of loans serviced	0.60%	0.66%

     Our Company’s mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated are as follows:

Estimated amortization expense:
For the six months ending December 31, 2007	$114,000
For year ending 2008	295,000
For year ending 2009	223,000
For year ending 2010	151,000
For year ending 2011	126,000

Income Taxes
     On January 1, 2007, our Company adopted the provisions of FIN 48. As of January 1, 2007 our Company had $1,015,000 of gross unrecognized tax benefits of which $683,000 would impact the effective tax rate, if recognized. If these tax benefits are not recognized, the result would be cash tax payments. Our Company expects a reduction of $234,000 in gross unrecognized tax benefits during the remaining six-month period ending December 31, 2007 as a result of the statute of limitations closing for the 2003 tax year. The unrecognized tax benefits are related to various federal and state tax positions.
     In addition, our Company accrues interest and, if applicable, penalties related to unrecognized tax positions as a component of income tax expense. As of January 1, 2007, interest accrued was approximately $124,000. No additional interest was accrued during the six months ended June 30, 2007
     Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri. Management believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. Our Company’s federal and state income tax returns for 2003 to 2006 are open tax years. As of June 30, 2007, there were no federal or state income tax examinations in process.
Sale of Bank Charters
     As a result of our Company’s plan to consolidate our four bank subsidiaries under one charter, our Company sold the bank charter of Osage Valley Bank on March 16, 2007 for $425,000 and the bank charter of Bank 10 on June 22, 2007 for $450,000. These amounts are included in Other Noninterest Income in the accompanying financial statements.
     Further, our Company has an agreement to sell the bank charter of Exchange National Bank for $325,000 on or about October 4, 2007. At that time all bank subsidiaries will have been merged into and operating under the single bank charter of Hawthorn Bank.

Defined Benefit Retirement Plan
     Our Company provides a noncontributory defined benefit pension plan for all full-time employees over the age of 21 who have completed at least on year of qualified service.
     Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2007	2006
Service cost — benefits earned during the year	$797,675	$620,564
Interest cost on projected benefit obligations	364,493	318,142
Expected return on plan assets	(377,180)	(369,164)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	(8,279)	(2,601)

Pension expense — Annual	$855,337	$645,569

Pension expense — three months ended June 30 (actual)	$213,834	$166,760

Pension expense — six months ended June 30 (actual)	$427,668	$333,519

Under the provisions of the Pension Protection Act of 2006 our Company may make a contribution to the defined benefit pension plan during 2007.
Segment reporting
     Through the respective branch network, Exchange National Bank and Hawthorn Bank provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City and Kansas City, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segments results that follow are consistent with our Company’s internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United States of America and practices prevalent in the banking industry.

	June 30, 2007
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Balance sheet information:
Loans, net of allowance for loan losses	$369,053,429	$459,258,146	$—	$828,311,575
Debt and equity securities	73,190,804	102,537,229	1,486,000	177,214,033
Goodwill	4,382,098	35,941,677	—	40,323,775
Intangible assets	—	3,277,238	—	3,277,238
Total assets	498,942,177	659,380,017	1,785,842	1,160,108,036
Deposits	406,521,156	521,968,826	(11,332,249)	917,157,733
Stockholders’ equity	$51,762,880	$94,152,540	$(38,341,043)	$107,574,377

	December 31, 2006
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Balance sheet information
Loans, net of allowance for loan losses	$350,563,084	$452,734,297	$—	$803,297,381
Debt and equity securities	85,177,657	103,109,653	1,486,000	189,773,310
Goodwill	4,382,098	35,941,677	—	40,323,775
Intangible assets	—	3,753,877	—	3,753,877
Total assets	475,048,886	666,138,165	1,524,846	1,142,711,897
Deposits	384,413,021	524,228,167	(8,776,454)	899,864,734
Stockholders’ equity	$51,168,606	$83,080,439	$(29,304,455)	$104,944,590

	Three Months Ended June 30, 2007
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$8,158,762	$9,951,443	$26,967	$18,137,172
Total interest expense	3,538,844	4,635,328	877,983	9,052,155

Net interest income	4,619,918	5,316,115	(851,016)	9,085,017
Provision for loan losses	150,000	4,216	—	154,216
Noninterest income	1,048,260	1,351,381	450,000	2,849,641
Noninterest expense	2,791,297	4,477,428	1,176,436	8,445,161
Income taxes	883,650	607,779	(519,176)	972,253

Net income (loss)	$1,843,231	$1,578,073	$(1,058,276)	$2,363,028

	Three Months Ended June 30, 2006
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$8,089,318	$9,814,258	$26,245	$17,929,821
Total interest expense	3,319,994	3,921,019	854,259	8,095,272

Net interest income	4,769,324	5,893,239	(828,014)	9,834,549
Provision for loan losses	225,000	85,500	—	310,500
Noninterest income	1,102,531	1,164,663	(18,014)	2,249,180
Noninterest expense	2,895,649	4,389,082	172,736	7,457,467
Income taxes	888,200	807,667	(313,290)	1,382,577

Net income (loss)	$1,863,006	$1,775,653	$(705,474)	$2,933,185

	Six Months Ended June 30, 2007
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$16,168,967	$19,945,114	$53,774	$36,167,855
Total interest expense	7,006,840	9,189,350	1,750,948	17,947,138

Net interest income	9,162,127	10,755,764	(1,697,174)	18,220,717
Provision for loan losses	300,000	79,216	—	379,216
Noninterest income	2,081,238	2,434,836	857,136	5,373,210
Noninterest expense	5,602,977	8,875,465	2,100,700	16,579,142
Income taxes	1,729,450	1,205,450	(969,026)	1,965,874

Net income (loss)	$3,610,938	$3,030,469	$(1,971,712)	$4,669,695

	Six Months Ended June 30, 2006
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$15,830,391	$18,840,775	$51,521	$34,722,687
Total interest expense	6,374,107	7,378,775	1,676,710	15,429,592

Net interest income	9,456,284	11,462,000	(1,625,189)	19,293,095
Provision for loan losses	450,000	178,000	—	628,000
Noninterest income	2,082,042	2,229,969	(36,920)	4,275,091
Noninterest expense	5,758,746	8,676,298	334,015	14,769,059
Income taxes	1,715,600	1,481,525	(647,790)	2,549,335

Net income (loss)	$3,613,980	$3,356,146	$(1,348,334)	$5,621,792

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS “SHOULD”, “EXPECT”, “ANTICIPATE”, “BELIEVE”, “INTEND”, “MAY”, “HOPE”, “FORECAST” AND SIMILAR EXPRESSIONS MAY IDENTIFY FORWARD LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS CONCERNING OUR COMPANY’S ABILITY TO EXPAND ITS PRESENCE IN THE KANSAS CITY, MISSOURI METROPOLITAN MARKET, CONCERNING OUR EXPECTED CONTRIBUTIONS TO ANY OF OUR BANK’S BENEFIT PLANS, CONCERNING OUR AMORTIZATION OF CORE DEPOSIT INTANGIBLES OR OTHER ASSETS, CONCERNING OUR INTENT AND ABILITY TO HOLD SECURITIES UNTIL MATURITY, THAT THE PERIODIC REVIEW OF OUR LOAN PORTFOLIO KEEPS MANAGEMENT INFORMED OF POSSIBLE LOAN PROBLEMS AND THAT THE ALLOWANCE FOR LOAN LOSSES ADEQUATELY COVERS ANY EXPOSURE ON SPECIFIC CREDITS ARE ALL FORWARD-LOOKING STATEMENTS. OUR COMPANY’S ACTUAL RESULTS, FINANCIAL CONDITION, OR BUSINESS COULD DIFFER MATERIALLY FROM ITS HISTORICAL RESULTS, FINANCIAL CONDITION, OR BUSINESS, OR FROM THE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD LOOKING STATEMENTS HEREIN INCLUDE MARKET CONDITIONS AS WELL AS CONDITIONS SPECIFICALLY AFFECTING THE BANKING INDUSTRY GENERALLY AND FACTORS HAVING A SPECIFIC IMPACT ON OUR COMPANY INCLUDING, BUT NOT LIMITED TO, FLUCTUATIONS IN INTEREST RATES AND IN THE ECONOMY; THE IMPACT OF LAWS AND REGULATIONS APPLICABLE TO OUR COMPANY AND CHANGES THEREIN; COMPETITIVE CONDITIONS IN THE MARKETS IN WHICH OUR COMPANY CONDUCTS ITS OPERATIONS, INCLUDING COMPETITION FROM BANKING AND NON-BANKING COMPANIES WITH SUBSTANTIALLY GREATER RESOURCES THAN OUR COMPANY, SOME OF WHICH MAY OFFER AND DEVELOP PRODUCTS AND SERVICES NOT OFFERED BY OUR COMPANY; AND THE ABILITY OF OUR COMPANY TO RESPOND TO CHANGES IN TECHNOLOGY. ADDITIONAL FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES WERE DISCUSSED UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION, OR BUSINESS,” IN OUR COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006, AS WELL AS THOSE DISCUSSED ELSEWHERE IN OUR COMPANY’S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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
     Business Strategy: On December 1, 2006, our Company announced its development of a strategic plan. The plan included consolidating Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10 into a single bank under a Missouri state trust charter. The plan also included the selection of a new name for our Company and the combined subsidiary banks. Management believes the re-branding of the consolidated bank under a single name and logo eliminates any confusion that comes from operating under four separate bank identities and distinguishes our Company from any other bank in Missouri and the central states region.
     On March 16, 2007 Osage Valley Bank and Citizens Union State Bank were combined. On April 20, 2007, our Company issued a press release announcing that Hawthorn Bank had been selected as the new name for its combined subsidiary banks. As of April 23, 2007 Citizens Union State Bank began using the name “Hawthorn Bank”. At the June 13, 2007 annual board meeting our Company’s shareholders approved to change our name from Exchange National Bancshares, Inc. to Hawthorn Bancshares, Inc. On June 22, 2007 Hawthorn Bank and Bank 10 were combined. Management intends to complete the consolidation process before December 31, 2007 when Exchange National Bank combines with Hawthorn Bank.
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

     Revenue Source: Through the respective branch network, Exchange National Bank and Hawthorn Bank provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities surrounding Jefferson City and Kansas City, Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results are consistent with our Company’s internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.
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
     Critical Accounting Policies: The impact and any associated risks related to the Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes there have been no material changes to our critical accounting policies.

Results of Operations
     Net income for the three months ended June 30, 2007 of $2,363,000 decreased $570,000 when compared to the second quarter of 2006. Diluted earnings per common share for the second quarter of 2007 of $0.56 decreased 14 cents or 20.0% when compared to the second quarter of 2006.
     Net income for the six months ended June 30, 2007 of $4,670,000 decreased $952,000 when compared to the same period in 2006. Diluted earnings per common share for the first six months of 2007 of $1.11 decreased 23 cents or 17.1% when compared to the same period in 2006.
     Net interest income (on a tax equivalent basis) was $9,324,000, or 3.66% of average earning assets, for the three months ended June 30, 2007, compared to $10,081,000, or 3.90% of average earning assets, for the same period in 2006. While the yield on earning assets increased 19 basis points from 7.03% for the three months ended June 30, 2006 to 7.22% for the three months ended June 30, 2007, the average rate paid on interest-bearing liabilities increased 49 basis points from 3.57% for the three months ended June 30, 2006 to 4.06% for the three months ended June 30, 2007.
     Net interest income (on a tax equivalent basis) was $18,706,000, or 3.71% of average earning assets, for the six months ended June 30, 2007, compared to $19,796,000, or 3.86% of average earning assets, for the same period in 2006. While the yield on earning assets increased 39 basis points from 6.87% for the six months ended June 30, 2006 to 7.26% for the six months ended June 30, 2007, the average rate paid on interest-bearing liabilities increased 64 basis points from 3.42% for the six months ended June 30, 2006 to 4.06% for the six months ended June 30, 2007.
     Average interest-earning assets for the three months ended June 30, 2007 were $1,020,642,000, a decrease of $15,725,000 or 1.5%, compared to average interest-earning assets of $1,036,367,000 for the same period of 2006. Average loans outstanding decreased approximately $225,000 while other earning assets decreased $15,500,000. The decrease in other earning assets reflects a decrease in the amount of investments required to secure public funds on deposit with our Company.
     Average interest-earning assets for the six months ended June 30, 2007 were $1,018,100,000, a decrease of $15,258,000 or 1.5%, compared to average interest-earning assets of $1,033,358,000 for the same period of 2006. Average loans outstanding decreased approximately $8,983,000 while other earning assets decreased $6,275,000. The decrease in other earning assets reflects a decrease in the amount of investments required to secure public funds on deposit with our Company.

Net Interest Income
     Fully taxable equivalent net interest income decreased $757,000 or 7.5% and $1,090,000 or 5.5% for the three and six month periods ended June 30, 2007 compared to the same period in 2006. The decrease in net interest income for the periods ended June 30, 2007 compared to the periods ended June 30, 2006 was the result of both decreased earning assets and decreased net interest margin. Management anticipates that our Company will continue to experience downward pressure on our net interest margin in the near future due to the competitive environment in which we operate.

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the three month periods ended June 30, 2007 and 2006.
(Dollars expressed in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense/1/	Paid/1/	Balance	Expense/1/	Paid/1/
ASSETS

Loans:/2/ /3/	$829,365	$16,174	7.82%	$829,590	$15,791	7.63%
Investment in debt and equity securities :/4/
Government sponsored enterprises	119,097	1,396	4.70	127,046	1,349	4.26
State and municipal	54,795	548	4.01	52,624	714	5.44
Other	6,103	101	6.64	7,089	78	4.41
Federal funds sold	10,320	146	5.67	17,341	213	4.93
Interest-bearing deposits	962	11	4.59	2,677	31	4.64

Total interest earning assets	1,020,642	18,376	7.22	1,036,367	18,176	7.03

All other assets	126,898			123,989
Allowance for loan losses	(9,096)			(9,285)

Total assets	$1,138,444			$1,151,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$103,167	$315	1.22%	$111,648	$391	1.40%
Savings accounts	48,096	68	0.57	53,495	76	0.57
Money market	153,395	1,354	3.54	154,104	1,258	3.27
Deposits of $100 and over	140,748	1,717	4.89	116,662	1,207	4.15
Other time deposits	319,104	3,701	4.65	312,462	2,993	3.84

Total time deposits	764,510	7,155	3.75	748,371	5,925	3.18
Federal funds purchased and securities sold under agreements to repurchase	32,534	357	4.40	45,460	486	4.29
Interest-bearing demand notes to US Treasury	144	2	5.57	720	9	5.01
Subordinated notes	49,486	898	7.28	49,486	874	7.08
Advances from Federal Home Loan Bank	46,711	640	5.50	65,236	801	4.92

Total interest-bearing liabilities	893,385	9,052	4.06	909,273	8,095	3.57
Demand deposits	126,186			133,501
Other liabilities	10,831			8,491

Total liabilities	1,030,402			1,051,265
Stockholders’ equity	108,042			99,806

Total liabilities and stockholders’ equity	$1,138,444			$1,151,071

Net interest income		$9,324			$10,081

Net interest margin/5/			3.66%			3.90%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $239,000 in 2007 and $247,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets .

     The following table presents average balance sheets, net interest income, average yields of earning assets, and average costs of interest bearing liabilities on a fully taxable equivalent basis for the six month periods ended June 30, 2007 and 2006.
(Dollars expressed in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense/1/	Paid/1/	Balance	Expense/1/	Paid/1/
ASSETS

Loans:/2/ /3/	$816,541	$31,952	7.89%	$825,524	$30,553	7.46%
Investment in debt and equity securities :/4/
Government sponsored enterprises	121,980	2,917	4.82	131,952	2,720	4.16
State and municipal	54,304	1,101	4.09	53,102	1,442	5.48
Other	6,210	179	5.81	7,129	147	4.16
Federal funds sold	17,308	458	5.34	12,980	307	4.77
Interest-bearing deposits	1,757	46	5.28	2,671	57	4.30

Total interest earning assets	1,018,100	36,653	7.26	1,033,358	35,226	6.87

All other assets	125,753			123,532
Allowance for loan losses	(9,070)			(9,267)

Total assets	$1,134,783			$1,147,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$105,219	$661	1.27%	$112,345	$782	1.40%
Savings accounts	48,158	136	0.57	54,299	154	0.57
Money market	152,775	2,678	3.53	155,636	2,392	3.10
Deposits of $100 and over	140,430	3,426	4.92	116,064	2,265	3.94
Other time deposits	316,894	7,260	4.62	311,495	5,707	3.69

Total time deposits	763,476	14,161	3.74	749,839	11,300	3.04
Federal funds purchased and securities sold under agreements to repurchase	31,815	703	4.46	48,722	997	4.13
Interest-bearing demand notes to US Treasury	413	11	5.37	601	13	4.36
Subordinated notes	49,486	1,791	7.30	49,486	1,716	6.99
Advances from Federal Home Loan Bank	47,324	1,281	5.46	61,202	1,404	4.63

Total interest-bearing liabilities	892,514	17,947	4.06	909,850	15,430	3.42
Demand deposits	126,211			130,517
Other liabilities	9,935			8,398

Total liabilities	1,028,660			1,048,765
Stockholders’ equity	106,123			98,858

Total liabilities and stockholders’ equity	$1,134,783			$1,147,623

Net interest income		$18,706			$19,796

Net interest margin/5/			3.71%			3.86%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $485,000 in 2007 and $503,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

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
(Dollars expressed in thousands)

	Three Months Ended June 30, 2007
	Compared to
	Three Months Ended June 30, 2007
	Total	Change due to
	Change	Volume /3/	Rate /4/
Interest income on a fully taxable equivalent basis:

Loans:/1/	$383	(4)	387
Investment in debt and equity securities :/3/
Government sponsored enterprises	47	(87)	134
State and municipal	(166)	28	(194)
Other	23	(12)	35
Federal funds sold	(67)	(95)	28
Interest-bearing deposits	(20)	(20)	—

Total interest income	200	(190)	390

Interest expense:
NOW accounts	$(76)	(28)	(48)
Savings accounts	(8)	(8)	—
Money market	96	(6)	102
Deposits of $100 and over	510	273	237
Other time deposits	708	65	643
Federal funds purchased and securities sold under agreements to repurchase	(129)	(142)	13
Interest-bearing demand notes of U.S. Treasury	(7)	(8)	1
Subordinated debentures	24	—	24
Other borrowed money	(161)	(245)	84

Total interest expense	957	(99)	1,056

Net interest income on a fully taxable equivalent basis	$(757)	(91)	(666)

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $239,000 in 2007 and $247,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Change in volume multiplied by yield/rate of prior period.

/4/	Change in yield/rate multiplied by volume of prior period.

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

	Six Months Ended June 30, 2007
	Compared to
	Six Months Ended June 30, 2006
	Total	Change due to
	Change	Volume /3/	Rate /4/
Interest income on a fully taxable equivalent basis:

Loans:/1/	$1,399	(335)	1,734
Investment in debt and equity securities :/3/
Government sponsored enterprises	197	(217)	414
State and municipal	(341)	32	(373)
Other	32	(21)	53
Federal funds sold	151	111	40
Interest-bearing deposits	(11)	(22)	11

Total interest income	1,427	(452)	1,879

Interest expense:
NOW accounts	$(121)	(48)	(73)
Savings accounts	(18)	(17)	(1)
Money market	286	(45)	331
Deposits of $100 and over	1,161	530	631
Other time deposits	1,553	101	1,452
Federal funds purchased and securities sold under agreements to repurchase	(294)	(369)	75
Interest-bearing demand notes of U.S. Treasury	(2)	(5)	3
Subordinated debentures	75	—	75
Other borrowed money	(123)	(350)	227

Total interest expense	2,517	(203)	2,720

Net interest income on a fully taxable equivalent basis	$(1,090)	(249)	(841)

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $485,000 in 2007 and $503,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Change in volume multiplied by yield/rate of prior period.

/4/	Change in yield/rate multiplied by volume of prior period.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006
     Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis decreased $757,000 or 7.5% to $9,324,000 or 3.7% of average earning assets for the second quarter of 2007 compared to $10,081,000 or 3.9% of average earning assets for the same period of 2006. The provision for loan losses was $154,000 and $311,000 for the three months ended June 30, 2007 and 2006 respectively. Net charge-offs were $207,000 for the second quarter of 2007 compared to $361,000 for the second quarter of 2006. The decrease in the provision for loan losses for the second quarter of 2007 compared to second quarter 2006 reflects the expected loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio. See Lending and Credit Management in this report for further discussion of second quarter 2007 charge-offs.

     Noninterest income and noninterest expense for the three-month periods ended June 30, 2007 and 2006 were as follows:
(Dollars expressed in thousands)

	Three Months Ended
	June 30,		Increase (decrease)
	2007	2006	Amount	%
Noninterest Income

Service charges on deposit accounts	$1,306	$1,517	$(211)	(13.9)%
Trust department income	192	228	(36)	(15.8)
Mortgage loan servicing fees, net	95	109	(14)	(12.8)
Gain on sale of mortgage loans	212	90	122	135.6
Other	1,045	305	740	242.6

	$2,850	$2,249	$601	26.7%

Noninterest Expense

Salaries and employee benefits	$4,847	$4,343	$504	11.6%
Occupancy expense	486	448	38	8.5
Furniture and equipment expense	580	543	37	6.8
Advertising and promotion	249	205	44	21.5
Postage, printing and supplies	292	291	1	0.3
Legal, examination, and professional fees	600	319	281	88.1
Processing expense	285	302	(17)	(5.6)
Amortization — CDI	231	258	(27)	(10.5)
Other	875	748	127	17.0

	$8,445	$7,457	$988	13.2%

     Noninterest income increased $601,000 or 26.7% to $2,850,000 for the second quarter of 2007 compared to $2,249,000 for the same period of 2006. Service charges on deposit accounts decreased $211,000 or 13.9% as a result of decreased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Trust department income decreased $36,000 or 15.8% due to timing of collections of trust distribution fees. Gain on sale of mortgage loans increased $122,000 or 135.6% due to an increase in volume of loans originated and sold to the secondary market from approximately $4,693,000 in the second quarter of 2006 to approximately $7,249,000 for the second quarter of 2007. Other noninterest income increased $740,000 or $242.6%. $450,000 of the increase represents the amount received from the sale of Bank 10’s state bank charter and $254,000 of the increase reflects recovery of prior years’ legal costs as a result of settlement of a lawsuit in our Company’s favor.

     Noninterest expense increased $988,000 or 13.2% to $8,445,000 for the second quarter of 2007 compared to $7,457,000 for the second quarter of 2006. Salaries and benefits increased $504,000 or 11.6%, advertising and promotion increased $44,000 or 21.5%, legal, examination, and professional fees increased $281,000 or 88.1% and other noninterest expense increased $127,000 or 17.0%. The $504,000 increase in salaries and employees benefits reflects normal salary increases, additional personnel resulting from staffing for a newly opened branch facility, in Columbia, Missouri and additional holding company personnel required for the implementation of our Company’s strategic plan. The $44,000 increase in advertising and promotion reflects nonrecurring costs associated with the re-branding of our Company’s name and logo. The $281,000 increase in legal, examination, and professional fees reflects costs incurred during the re-branding and merger of Hawthorn Bank and Bank 10. The $127,000 net increase in other noninterest expense reflects expenses in various other categories including, but not limited to, higher directors fees, travel, meals & entertainment, loan collection expenses and other insurance partially offset by lower expenses in correspondent bank charges and donations.
     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 29.2% for the second quarter of 2007 compared to 32.0% for the second quarter of 2006. The decrease in the effective income tax rate reflects a reduction in income subject to state bank taxes.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006
     Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis decreased $1,090,000 or 5.5% to $18,706,000 or 3.7% of average earning assets for the first six months ended of 2007 compared to $19,796,000 or 3.9% of average earning assets for the same period of 2006. The provision for loan losses was $379,000 and $628,000 for the six months ended June 30, 2007 and 2006 respectively. Net charge-offs were $284,000 for the first six months of 2007 compared to $378,000 for the same period in 2006. The decrease in the provision for loan losses for the first six months of 2007 compared to first six months of 2006 reflects the expected loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio. See Lending and Credit Management in this report for further discussion of second quarter 2007 charge-offs.

     Noninterest income and noninterest expense for the six-month periods ended June 30, 2007 and 2006 were as follows:
(Dollars expressed in thousands)

	Six Months Ended
	June 30,		Increase (decrease)
	2007	2006	Amount	%
Noninterest Income

Service charges on deposit accounts	$2,586	$2,878	$(292)	(10.1)%
Trust department income	429	408	21	5.1
Mortgage loan servicing fees, net	190	224	(34)	(15.2)
Gain on sale of mortgage loans	341	202	139	68.8
Loss on sales and calls of debt securities	(2)	(18)	16	(88.9)
Other	1,829	581	1,248	214.8

	$5,373	$4,275	$1,098	25.7%

Noninterest Expense

Salaries and employee benefits	$9,670	$8,688	$982	11.3%
Occupancy expense	992	900	92	10.2
Furniture and equipment expense	1,160	1,062	98	9.2
Advertising and promotion	429	387	42	10.9
Postage, printing and supplies	559	584	(25)	(4.3)
Legal, examination, and professional fees	911	613	298	48.6
Processing expense	554	515	39	7.6
Amortization — CDI	477	534	(57)	(10.7)
Other	1,827	1,486	341	22.9

	$16,579	$14,769	$1,810	12.3%

     Noninterest income increased $1,098,000 or 25.7% to $5,373,000 for the first six months of 2007 compared to $4,275,000 for the same period of 2006. Service charges on deposit accounts decreased $292,000 or 10.1% as a result of decreased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Trust department income increased $21,000 or 5.1% due to the collection of additional trust distribution fees. Gain on sale of mortgage loans increased $139,000 or 68.8% due to an increase in volume of loans originated and sold to the secondary market from approximately $10,832,000 in the first six months of 2006 to approximately $16,508,000 for the first six months of 2007. Our Company recognized $2,000 in loss on sales and calls of debt securities during the second quarter of 2007 versus losses of $18,000 during the second quarter of 2006. Other noninterest income increased $1,248,000 or $214.8%. $875,000 of the increase represents the amount received from the sale of Osage Valley Bank and Bank 10’s state bank charter and $254,000 of the increase reflects recovery of prior years’ legal costs as a result of settlement of a lawsuit in our Company’s favor.

     Noninterest expense increased $1,810,000 or 12.3% to $16,579,000 for the first six months of 2007 compared to $14,769,000 for the first six months of 2006. Salaries and benefits increased $982,000 or 11.3%, advertising and promotion increased $42,000 or 10.9%, legal, examination, and professional fees increased $298,000 or 48.6%, and other noninterest expense increased $341,000 or 22.9%. The $982,000 increase in salaries and employees benefits reflects normal salary increases, additional personnel resulting from staffing for a newly opened branch facility, in Columbia, Missouri, and additional holding company personnel required for the implementation of our Company’s strategic plan. The $42,000 increase in advertising and promotion reflects nonrecurring costs associated with the re-branding of our Company’s name and logo. The $298,000 increase in legal, examination, and professional fees reflects costs incurred during the re-branding and merger of Hawthorn Bank and Bank 10. The $341,000 net increase in other noninterest expense reflects expenses in various other categories including, but not limited to, higher directors fees, travel, meals & entertainment, loan collection expenses and other insurance partially offset by lower expenses in correspondent bank charges and donations.
     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 29.6% for the first six months of 2007 compared to 31.2% for the fist six months of 2006. The decrease in the effective income tax rate reflects a reduction in income subject to state bank taxes.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 71.4% of total assets as of June 30, 2007 compared to 70.3% as of December 31, 2006 and 71.0% as of June 30, 2006.
     Lending activities are conducted pursuant to written loan policies approved by our Banks’ Boards of Directors. Larger credits are reviewed by our Banks’ Discount Committees. These committees are comprised of members of senior management.
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At June 30, 2007, our Company was servicing approximately $210,636,000 of loans sold to the secondary market.
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
     The allowance for loan losses was decreased by net loan charge-offs of $77,000 and $207,000 for the first and second quarter of 2007 compared to $17,000 and $378,000, respectively for the first and second quarter of 2006. The allowance for loan losses was increased by a provision charged to expense of $225,000 for the first quarter of 2007 and $154,000 for the second quarter of 2007. That compares to a provision of $318,000 for the first quarter of 2006 and $311,000 for the second quarter of 2006.
     The balance of the allowance for loan losses was $9,110,000 at June 30, 2007 compared to $9,015,000 at December 31, 2006 and $9,335,000 at June 30, 2006. The allowance for loan losses as a percent of outstanding loans was 1.09% at June 30, 2007 compared to 1.11% at December 31, 2006 and 1.12% at June 30, 2006. Based upon an analysis of the probable losses in the loan portfolio management believes the current balance of the allowance for loan losses is at an adequate level.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $5,747,000 or 0.69% of total loans at June 30, 2007 compared to $5,066,000 or 0.62% of total loans at December 31, 2006. Detail of those balances plus other real estate and repossessions is as follows:
(Dollars expressed in thousands)

	June 30, 2007		December 31, 2006
		% of Gross		% of Gross
	Balance	Loans	Balance	Loans
Nonaccrual loans:
Commercial	$2,805	0.34%	$2,495	0.31%
Real estate:
Construction	1,241	0.15	1,657	0.20
Mortgage	825	0.10	644	0.08
Consumer	38	—	73	0.01

	4,909	0.59	4,869	0.60

Loans contractually past-due 90 days or more and still accruing:
Commercial	3	—	5	—
Real estate:
Construction	453	0.06	—	—
Mortgage	367	0.04	170	0.02
Consumer	15	—	22	—

	838	0.10	197	0.02

Restructured loans	—	—	—	—

Total nonperforming loans	5,747	0.69%	5,066	0.62%

Other real estate	2,636		2,720
Repossessions	—		15

Total nonperforming assets	$8,383		$7,801

     The allowance for loan losses was 158.5% of nonperforming loans at June 30, 2007 compared to 177.9% of nonperforming loans at December 31, 2006.
     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of those loans was approximately $413,000 and $573,000 for the six months ended June 30, 2007 and 2006, respectively. Approximately $335,000 and $16,000 was recorded as interest income on such loans for the six months ended June 30, 2007 and 2006, respectively.
     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $4,217,000 of additional loans as being impaired at June 30, 2007. The average balance of nonaccrual and other impaired loans for the first six months of 2007 was approximately $11,561,000. At June 30, 2007 the portion of the allowance for loan losses allocated (both asset-specific and percentage) to impaired loans was $2,760,000 compared to $3,287,000 at December 31, 2006. The balance of impaired loans with no specific loan loss allocations was approximately $533,000 at June 30, 2007 compared to approximately $3,117,000 at December 31, 2006.
     As of June 30, 2007 and December 31, 2006 approximately $4,894,000 and $7,102,000 of loans, respectively, not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The decrease in loans having more than normal risk is primarily represented by one large commercial real estate credit which has paid down approximately $1,300,000 since 2006 year-end. A principal of $1,040,000 remains as of June 30, 2007. The remaining decrease is the result of payments on various other classified loans. In addition to the classified list, our Company also maintains an internal watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
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
     At June 30, 2007, management allocated $7,483,000 of the $9,110,000 total allowance for loan losses to specific loans and loan categories and $1,627,000 was unallocated. At December 31, 2006, management allocated $8,012,000 of the $9,015,000 total allowance for loan losses to specific loans and loan categories and $1,003,000 was unallocated. Due to current economic conditions that may impact our borrowers’ ability to service their loans, management believes the increase in the unallocated portion of the allowance for loan losses is appropriate. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the June 30, 2007 overall allowance for loan losses is adequate.
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
Financial Condition
     Total assets increased $17,396,000 or 1.5% to $1,160,108,000 at June 30, 2007 compared to $1,142,712,000 at December 31, 2006. Total liabilities increased $14,766,000 or 1.4% to $1,052,533,000 compared to $1,037,767,000 at December 31, 2006. Stockholders’ equity increased $2,630,000 or 2.5% to $107,574,000 compared to $104,945,000 at December 31, 2006.
     Loans increased $25,109,000 to $837,422,000 at June 30, 2007 compared to $812,313,000 at December 31, 2006. Commercial loans increased $4,517,000; real estate construction loans decreased $19,431,000; real estate mortgage loans increased $43,667,000; and consumer loans decreased $5,444,000. The decrease in construction loans and the increase in real estate mortgage loans primarily reflect the reclassification of completed construction loans to permanent real estate mortgage loans. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers’ financing programs which generally tend to offer more favorable financing rates than our Company. Our Company chose to not aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio declined.
     Investment in debt securities classified as available-for-sale decreased $11,927,000 or 6.5% to $171,639,000 at June 30, 2007 compared to $183,566,000 at December 31, 2006. Investments classified as available-for-sale are carried at fair value. During 2007 the market valuation account decreased $669,000 to ($1,690,000) to reflect the fair value of available-for-

sale investments at June 30, 2007 and the net after tax decrease resulting from the change in the market valuation adjustment of $441,000 decreased the stockholders’ equity component to ($1,109,000) at June 30, 2007.
     Investment in equity securities decreased $632,000 or 10.2% to $5,575,000 at June 30, 2007 compared to $6,207,000 at December 31, 2006. The decrease reflects sales of Federal Home Loan Bank stock resulting from the sale of the Osage Valley Bank and Bank 10’s charters offset by purchases of Federal Home Loan Bank stock due to additional Federal Home Loan Bank borrowings.
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
     Cash and cash equivalents, which consist of cash due from banks and Federal funds sold, increased $1,436,000 or 2.7% to $54,437,000 at June 30, 2007 compared to $53,001,000 at December 31, 2006. Further discussion of this increase may be found in the section of this report titled “Sources and Uses of Funds”.
     Premises and equipment increased $3,600,000 or 10.4% to $38,307,000 at June 30, 2007 compared to $34,707,000 at December 31, 2006. The increase reflects purchases of premises and equipment of $4,571,000 offset by depreciation expense of $952,000. The increase in premises and equipment is the result of construction projects related to two new branches in Columbia, Missouri and Clinton, Missouri.
     Total deposits increased $17,293,000 or 1.9% to $917,158,000 at June 30, 2007 compared to $899,865,000 at December 31, 2006. This increase in deposits primarily reflects an increase in public funds and growth in our banks in the Kansas City and Columbia, Missouri markets.
     Federal funds purchased and securities sold under agreements to repurchase decreased $3,863,000 or 13.1% to $25,597,000 at June 30, 2007 compared to $29,460,000 at December 31, 2006.
     Other borrowed money increased $2,020,000 or 4.2% to $49,388,000 at June 30, 2007 compared to $47,368,000 at December 31, 2006. The decrease reflects net borrowings of Federal Home Loan Bank advances.
     The increase in stockholders’ equity reflects net income of $4,670,000 less dividends declared of $1,751,000, a $442,000 change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale, $23,000 amortization of net gain and prior service cost for defined benefit plan, and a $107,000 increase, net of taxes, related to stock option compensation expense.

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
     Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. In addition, the Banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, the Banks have access to credit products of the FHLB. At June 30, 2007, the amounts of available credit from the FHLB totaled $89,379,000. As of June 30, 2007, the Banks had $49,388,000 in outstanding borrowings with the FHLB. The Banks have federal funds purchased lines with correspondent banks totaling $60,000,000. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of June 30, 2007.
Sources and Uses of Funds
     For the six months ended June 30, 2007 and 2006, net cash provided by operating activities was $7,388,000 and $7,998,000, respectively. $952,000 of the decrease in net cash provided by operating activities reflects a lower level of net income.
     Net cash used in investing activities was $17,938,000 in 2007 versus $30,715,000 in 2006. The primary decrease in cash used in investing activities reflects lower purchases of debt securities during the first six months of 2007 partially offset by proceeds received by calls and sales of debt securities, an increase in purchases of premises and equipment for 3 new branch facilities, and an increase in loans.

     Net cash provided by financing activities was $11,986,000 in 2007 versus $29,781,000 in 2006. Our Company experienced a $70,000 decrease in demand deposits in 2007 compared to an $8,348,000 increase during the same period in 2006. Our Company experienced a $17,363,000 increase in interest bearing transactions accounts and time deposits in 2007 compared to a $9,046,000 increase during the same period in 2006. Our Company experienced a net increase in Federal Home Loan Bank borrowings of $5,700,000 during the first six month of 2006 compared $2,019,000 during the same time period 2007. In addition federal funds sold and securities sold under agreements to repurchase increased $9,089,000 in 2006 compared to a $3,863,000 decrease in 2007.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our Company’s exposure to market risk is reviewed on a regular basis by our Banks’ Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks’ management include the standard GAP report subject to different rate shock scenarios. At June 30, 2007, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 12.6% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to 9.4% at December 31, 2006. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.
Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     Other than consolidation of various subsidiary level controls, there has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the shareholders of Hawthorn Bancshares, Inc. held on June 13, 2007, the shareholders reelected two Class III directors, namely, Kevin L. Riley and David T. Turner, to serve terms expiring at the annual meeting of shareholders in 2010, ratified the Board of Directors selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007, ratified the approval of the Company’s 2007 Omnibus Incentive Plan, and ratified the corporate name change to Hawthorn Bancshares, Inc. effective June 13, 2007. Class II Directors, namely, Julius F. Wall and Gus S. Wetzel, II, and Class I directors, namely Charles G. Dudenhoeffer, Jr., Phillip D. Freeman, and James E. Smith, continue to serve terms expiring at the annual meetings of shareholders in 2009 and 2008, respectively.
     The following is a summary of votes cast. No broker non-votes were received except for 717,015 broker non-votes with respect to the ratification of the Omnibus Incentive Plan.

		Withhold
		Authority
	For	Against	Abstentions
Election of Directors:
Kevin L. Riley	2,872,174	434,033	N/A
David T. Turner	2,889,371	416,836	N/A

Ratification of KPMG LLP as independent registered public accounting firm	3,266,108	23,038	17,062

Ratification of Omnibus Incentive Plan	2,028,716	643,384	113,170

Ratification of corporate name change	2,516,392	758,032	31,778
Item 5. Other Information
     None

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of our Company (filed as Exhibit 3(a) to our Company’s Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).

3.2	Bylaws of our Company (filed as Exhibit 3.2 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 0-23636) and incorporated herein by reference).

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date
/s/ James E. Smith

August 9, 2007	James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

/s/ Richard G. Rose

August 9, 2007	Richard G. Rose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
June 30, 2007 Form 10-Q

Exhibit No.	Description	Page No.
3.1	Articles of Incorporation of our Company (filed as Exhibit 3(a) to our Company’s Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).	**

3.2	Bylaws of our Company (filed as Exhibit 3.2 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 0-23636) and incorporated herein by reference).	**

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	45

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	47

**	Incorporated by reference.