Form 10-Q
period 2007-09-30
HAWTHORN BANCSHARES, INC.
filed 2007-11-09
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 9, 2007 the registrant had 4,174,495 shares of common stock, par value $1.00 per share, outstanding.

Page 1 of 46 pages
Index to Exhibits located on page 42

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Loans:	$882,889,587	$812,312,759
Less allowance for loan losses	9,217,966	9,015,378

Loans, net	873,671,621	803,297,381

Investments in available for sale debt securities, at fair value	174,344,734	183,566,135
Investments in equity securities, at cost	6,293,350	6,207,175
Federal funds sold and securities purchased under agreements to resell	296,118	9,922,961
Cash and due from banks	27,359,983	43,077,605
Premises and equipment	40,247,769	34,706,857
Other real estate owned and repossessed assets	4,730,314	2,734,500
Accrued interest receivable	9,327,978	8,773,686
Mortgage servicing rights	1,230,062	1,350,375
Goodwill	40,323,775	40,323,775
Intangible assets	3,054,389	3,753,877
Cash surrender value — life insurance	1,802,435	1,750,420
Other assets	2,932,079	3,247,150

Total assets	$1,185,614,607	$1,142,711,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$126,728,941	$138,885,883
Time deposits	799,231,085	760,978,851

Total deposits	925,960,026	899,864,734

Federal funds purchased and securities sold under agreements to repurchase	25,996,935	29,460,492
Interest-bearing demand notes to U.S. Treasury	—	1,735,638
Subordinated notes	49,486,000	49,486,000
Other borrowed money	62,152,260	47,368,315
Accrued interest payable	5,384,915	4,366,250
Other liabilities	6,502,239	5,485,878

Total liabilities	1,075,482,375	1,037,767,307

Stockholders’ equity:
Common stock — $1 par value; 15,000,000 shares authorized; 4,298,353 issued	4,298,353	4,298,353
Surplus	22,460,001	22,248,319
Retained earnings	85,610,413	81,431,713
Accumulated other comprehensive income (loss), net of tax	332,538	(381,286)
Treasury stock, 123,858 and 128,506 shares at cost	(2,569,073)	(2,652,509)

Total stockholders’ equity	110,132,232	104,944,590

Total liabilities and stockholders’ equity	$1,185,614,607	$1,142,711,897

See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$16,893,715	$16,064,823	$48,411,899	$46,545,816
Interest on debt securities:
Taxable	1,449,274	1,444,437	4,416,454	4,220,388
Nontaxable	498,369	481,074	1,498,268	1,442,210
Interest on federal funds sold and securities purchased under agreements to resell	78,153	221,387	536,009	528,547
Interest on interest-bearing deposits	8,000	19,492	54,220	76,492
Dividends and interest on equity securities	64,656	83,252	243,172	223,699

Total interest income	18,992,167	18,314,465	55,160,022	53,037,152

Interest Expense:
NOW accounts	417,360	322,507	1,078,231	1,104,083
Savings accounts	63,643	73,324	199,802	226,983
Money market accounts	1,525,207	1,377,511	4,203,301	3,769,533
Certificates of deposit:
$100,000 and over	1,658,271	1,420,547	5,084,831	3,685,900
Other time deposits	3,903,084	3,262,639	11,162,624	8,969,634
Federal funds purchased and securities sold under agreements to repurchase	427,592	461,640	1,130,597	1,458,591
Subordinated notes	907,703	912,438	2,698,436	2,628,177
Advances from Federal Home Loan Bank	764,064	750,026	2,045,508	2,153,965
Other borrowed money	2	8,830	10,734	22,188

Total interest expense	9,666,926	8,589,462	27,614,064	24,019,054

Net interest income	9,325,241	9,725,003	27,545,958	29,018,098

Provision for loan losses	225,000	300,000	604,216	928,000

Net interest income after provision for loan losses	9,100,241	9,425,003	26,941,742	28,090,098
Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Noninterest income:
Service charges on deposit accounts	$1,306,969	$1,461,703	$3,892,536	$4,339,408
Trust department income	200,672	214,472	629,223	622,551
Mortgage loan servicing fees, net	60,059	102,370	249,851	326,646
Gain on sale of mortgage loans, net	159,653	126,686	501,156	328,520
Loss on sales and calls of debt securities	—	—	(1,747)	(18,351)
Other	367,828	311,342	2,197,372	892,890

Total noninterest income	2,095,181	2,216,573	7,468,391	6,491,664

Noninterest expense:
Salaries and employee benefits	4,484,240	4,254,272	14,154,003	12,942,420
Occupancy expense	573,762	499,840	1,566,057	1,400,006
Furniture and equipment expense	638,286	591,482	1,797,018	1,653,967
Advertising and promotion	272,796	234,298	701,761	621,636
Postage, printing and supplies	363,566	277,290	922,852	861,209
Legal, examination, and professional fees	292,465	333,575	1,203,555	946,664
Processing expense	324,860	261,202	878,866	776,222
Amortization of intangible assets	222,849	249,369	699,488	783,214
Other	988,349	780,591	2,816,715	2,265,640

Total noninterest expense	8,161,173	7,481,919	24,740,315	22,250,978

Income before income taxes	3,034,249	4,159,657	9,669,818	12,330,784

Income taxes	897,262	1,301,172	2,863,136	3,850,507

Net income	$2,136,987	$2,858,485	$6,806,682	$8,480,277

Basic earning per share	$0.51	$0.69	$1.63	$2.03
Diluted earnings per share	$0.51	$0.68	$1.61	$2.02

Weighed average shares of common stock outstanding
Basic	4,174,179	4,169,847	4,171,359	4,169,847
Diluted	4,213,563	4,202,485	4,216,682	4,202,762

Dividends per share:
Declared	$0.21	$0.21	$0.63	$0.63
Paid	$0.21	$0.21	$0.63	$0.63
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$6,806,682	$8,480,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	604,216	928,000
Depreciation expense	1,470,540	1,360,457
Net (accretion) amortization of debt securities premiums and discounts	(29,476)	34,945
Amortization of intangible assets	699,488	783,214
Stock based compensation expense	194,691	162,741
Increase in accrued interest receivable	(554,292)	(615,708)
Increase in cash surrender value — life insurance	(52,015)	(47,672)
Increase in other assets	(303,820)	(230,848)
Increase in accrued interest payable	1,018,665	1,212,918
Increase in other liabilities	1,016,361	505,510
Loss on sales and calls of debt securities	1,747	18,351
Origination of mortgage loans for sale	(24,057,146)	(15,247,120)
Proceeds from the sale of mortgage loans held for sale	24,558,302	15,575,640
Gain on sale of mortgage loans	(501,156)	(328,520)
(Gain) Loss on disposition of premises and equipment	(4,271)	25,952
Other, net	413,128	194,697

Net cash provided by operating activities	11,281,644	12,812,834

Cash flow from investing activities:
Net increase in loans	(74,226,029)	(8,136,202)
Purchase of available-for-sale debt securities	(44,645,014)	(117,945,571)
Proceeds from maturities of available-for-sale debt securities	37,102,209	109,781,262
Proceeds from calls of available-for-sale debt securities	10,921,200	950,038
Proceeds from sales of available-for-sale debt securities	6,910,634	1,985,020
Purchase of equity securities	(1,310,900)	(1,008,150)
Proceeds from sales of equity securities	1,224,725	742,000
Purchase of premises and equipment	(7,505,467)	(2,020,077)
Proceeds from sales of premises and equipment	498,286	69,202
Proceeds from sales of other real estate owned and repossessions	1,251,760	570,624

Net cash used in investing activities	(69,778,596)	(15,011,854)

Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flow from financing activities:
Net (decrease) increase in demand deposits	$(12,156,942)	$3,228,761
Net increase (decrease) in interest-bearing transaction accounts	15,212,993	(19,314,069)
Net increase in time deposits	23,039,241	26,366,533
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(3,463,557)	4,548,459
Net (decrease) increase in interest-bearing demand notes to U.S. Treasury	(1,735,638)	791,135
Proceeds from Federal Home Loan Bank advances	103,000,000	176,355,627
Repayment of Federal Home Loan Bank advances	(88,216,055)	(177,924,605)
Cash dividends paid	(2,627,982)	(2,627,004)
Sale of treasury stock	100,427	—

Net cash provided by financing activities	33,152,487	11,424,837

Net (decrease) increase in cash and cash equivalents	(25,344,465)	9,225,817
Cash and cash equivalents, beginning of period	53,000,566	47,730,549

Cash and cash equivalents, end of period	$27,656,101	$56,956,366

Supplemental disclosure of cash flow information -
Cash paid during period for:
Interest	$26,595,399	$22,806,136
Income taxes	2,552,000	4,135,000

Supplemental schedule of noncash investing activities -
Other real estate and repossessions acquired in settlement of loans	$3,247,574	$489,498
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the 2007 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2006 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2006 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of September 30, 2007 and the consolidated statement of earnings for the three and nine month-periods ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

Earnings per Share
     The following table reflects, for the three and nine month periods ended September 30, 2007 and 2006, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income, basic and diluted	$2,136,987	$2,858,485	$6,806,682	$8,480,277

Average shares outstanding	4,174,179	4,169,847	4,171,359	4,169,847
Effect of dilutive stock options	39,384	32,638	45,323	32,915

Average shares outstanding including dilutive stock options	4,213,563	4,202,485	4,216,682	4,202,762

Basic earning per share	$0.51	$0.69	$1.63	$2.03
Diluted earnings per share	$0.51	$0.68	$1.61	$2.02
     Stock options that have a strike price greater than the current market price are considered anti-dilutive. For the three months ended September 30, 2007 and 2006, 6,258 and 5,524 shares of stock, respectively, are excluded in the calculation because their effect would be anti-dilutive. For the nine months ended September 30, 2007 and 2006, 2,733 and 5,311 shares of stock, respectively, are excluded in the calculation because their effect would be anti-dilutive.
Stock-Based Compensation
     Total stock-based compensation expense was $88,000 ($58,000 after tax) and $195,000 ($128,000 after tax) for the three and nine-month periods ended September 30, 2007, respectively.
     Total stock-based compensation expense was $60,000 ($40,000 after tax) and $163,000 ($107,000 after tax) for the three and nine-month periods ended September 30, 2006, respectively.
     As of September 30, 2007, the total unrecognized compensation expense related to non-vested stock awards was $571,000 and the related weighted average period over which it is expected to be recognized is approximately 3.2 years.

The following table summarizes our Company’s stock option activity for the nine-month period ended September 30, 2007:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)
Outstanding, January 1, 2007	202,738	$24.54
Granted	48,104	33.50
Exercised	(4,648)	20.13
Expired	—	—
Forfeited	(3,226)	30.53

Outstanding, September 30, 2007	242,968	27.23	$1,143	6.7

Exercisable, September 30, 2007	140,186	23.69	1,077	5.3
     Options outstanding at September 30, 2007 had an intrinsic value of $1,143,000. Options exercisable at September 30, 2007 had an intrinsic value of approximately $1,077,000. On April 27, 2007, 48,104 stock options were granted.
     The weighted average grant date fair values of stock options granted during 2007 and the weighted average significant assumptions used to determine those fair values, using the Black-Scholes option-pricing model, are as follows:

Options granted during 2007:
Grant date fair value per option	$7.13
Significant assumptions:
Risk-free interest rate at grant date	4.49%
Expected annual dividend yield	2.50%
Expected stock price volatility	20.00%
Expected life to exercise (years)	6.25

Comprehensive Income
     Comprehensive income for the three and nine-month periods ended September 30, 2007 and 2006 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,136,987	$2,858,485	$6,806,682	$8,480,277
Other comprehensive income:
Unrealized gain on securities:
Unrealized gain on debt and equity securities available-for-sale, net of tax	1,120,767	1,339,440	678,396	246,978
Adjustment for loss on sales and calls of debt and equity securities, net of tax	—	—	1,136	11,928
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	11,430	—	34,292	—

Total other comprehensive income	1,132,197	1,339,440	713,824	258,906

Comprehensive income	$3,269,184	$4,197,925	$7,520,506	$8,739,183

Intangible Assets
     The gross carrying amount and accumulated amortization of our Company’s amortized intangible assets as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangible	$7,060,224	(4,005,835)	$7,060,224	(3,306,347)

     The aggregate amortization expense of core deposit intangible subject to amortization for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Aggregate amortization expense	$222,849	249,369	$699,488	783,214

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
For the three months ending December, 2007	$222,849
For year ending 2008	701,443
For year ending 2009	626,111
For year ending 2010	526,477
For year ending 2011	434,763
Mortgage Servicing Rights
     Mortgage loans serviced for others totaled approximately $211,098,000 and $219,161,000 at September 30, 2007 and 2006, respectively. Mortgage servicing rights totaled approximately $1,230,000 and $1,415,000 at September 30, 2007 and 2006, respectively. Mortgage servicing rights as a percentage of mortgage loans serviced have decreased as a result of an increase in prepayments of loans serviced.
     Changes in the balance of servicing assets related to the loans serviced by The Exchange National Bank of Jefferson City for the periods indicated are as follows:

	Nine Months Ended
	September 30,
	2007	2006
Balance, beginning of period	$1,350,375	1,536,331
Originated mortgage servicing rights	217,975	192,849
Amortization	(338,288)	(314,226)

Balance, end of period	$1,230,062	1,414,954

Mortgage loans serviced	$211,098,203	219,160,535

Mortgage servicing rights as a percentage of loans serviced	0.58%	0.65%

     Our Company’s mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated are as follows:

Estimated amortization expense:
For the three months ending December 31, 2007	$113,000
For year ending 2008	290,000
For year ending 2009	219,000
For year ending 2010	147,000
For year ending 2011	122,000
Income Taxes
     On January 1, 2007, our Company adopted the provisions of FIN 48. As of January 1, 2007 our Company had $1,015,000 of gross unrecognized tax benefits of which $683,000 would impact the effective tax rate, if recognized. If these tax benefits are not recognized, the result would be cash tax payments. Our Company expects a reduction of $234,000 in gross unrecognized tax benefits during the remaining three-month period ending December 31, 2007 as a result of the state statute of limitations closing for the 2003 tax year. The unrecognized tax benefits are related to various federal and state tax positions.
     In addition, our Company accrues interest and, if applicable, penalties related to unrecognized tax positions as a component of income tax expense. As of January 1, 2007, interest accrued was approximately $124,000.
     Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri. Management believes the accrual for tax liabilities is adequate for all open audit years based on its assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. This assessment relies on estimates and assumptions. Our Company’s state income tax returns for 2003 to 2006 and federal income tax returns for 2004 to 2006 are open tax years. As of September 30, 2007, there were no federal or state income tax examinations in process.
Sale of Bank Charters
     As a result of our Company’s plan to consolidate our four bank subsidiaries under one charter, our Company sold the bank charter of Osage Valley Bank on March 16, 2007 for $425,000 and the bank charter of Bank 10 on June 22, 2007 for $450,000.  These amounts are included in other noninterest income in the accompanying condensed consolidated financial statements.
     Further, our Company sold the bank charter of Exchange National Bank for $325,000 on October 5, 2007 and such amount will be recognized in other noninterest income in the fourth quarter.  All bank subsidiaries have now been merged and are operating under the single bank charter of Hawthorn Bank.

Defined Benefit Retirement Plan
     Our Company provides a noncontributory defined benefit pension plan for all full-time employees over the age of 21 who have completed at least on year of qualified service.
     Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2007	2006
Service cost — benefits earned during the year	$797,675	$620,564
Interest cost on projected benefit obligations	364,493	318,142
Expected return on plan assets	(377,180)	(369,164)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	(8,279)	(2,601)

Pension expense — Annual	$855,337	$645,569

Pension expense — three months ended September 30 (actual)	$213,834	$166,760

Pension expense — nine months ended September 30 (actual)	$641,502	$484,177

Under the provisions of the Pension Protection Act of 2006 our Company intends to make a contribution of approximately $595,000 to the defined benefit pension plan during 2007.
Segment reporting
     Through the respective branch network, Exchange National Bank and Hawthorn Bank provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include real estate, commercial, installment and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities in central and western Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segments results that follow are consistent with our Company’s internal reporting system which is consistent, in all material respects, with accounting principles generally accepted in the United States of America and practices prevalent in the banking industry.

	September 30, 2007
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Balance sheet information:
Loans, net of allowance for loan losses	$378,635,657	$495,035,964	$—	$873,671,621
Debt and equity securities	77,961,075	101,191,009	1,486,000	180,638,084
Goodwill	4,382,098	35,941,677	—	40,323,775
Intangible assets	—	3,054,389	—	3,054,389
Total assets	505,582,753	692,305,601	(12,273,747)	1,185,614,607
Deposits	415,751,035	521,197,960	(10,988,969)	925,960,026
Stockholders’ equity	$52,396,366	$96,273,858	$(38,537,992)	$110,132,232

	December 31, 2006
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Balance sheet information
Loans, net of allowance for loan losses	$350,563,084	$452,734,297	$—	$803,297,381
Debt and equity securities	85,177,657	103,109,653	1,486,000	189,773,310
Goodwill	4,382,098	35,941,677	—	40,323,775
Intangible assets	—	3,753,877	—	3,753,877
Total assets	475,048,886	666,138,165	1,524,846	1,142,711,897
Deposits	384,413,021	524,228,167	(8,776,454)	899,864,734
Stockholders’ equity	$51,168,606	$83,080,439	$(29,304,455)	$104,944,590

	Three Months Ended September 30, 2007
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$8,676,071	$10,417,070	$(100,974)	$18,992,167
Total interest expense	3,819,706	5,090,551	756,669	9,666,926

Net interest income	4,856,365	5,326,519	(857,643)	9,325,241
Provision for loan losses	150,000	75,000	—	225,000
Noninterest income	1,003,634	1,091,547	—	2,095,181
Noninterest expense	2,902,584	4,646,197	612,392	8,161,173
Income taxes	915,050	455,196	(472,984)	897,262

Net income (loss)	$1,892,365	$1,241,673	$(997,051)	$2,136,987

	Three Months Ended September 30, 2006
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$8,209,775	$10,077,638	$27,052	$18,314,465
Total interest expense	3,430,944	4,266,113	892,405	8,589,462

Net interest income	4,778,831	5,811,525	(865,353)	9,725,003
Provision for loan losses	225,000	75,000	—	300,000
Noninterest income	1,069,554	1,167,848	(20,829)	2,216,573
Noninterest expense	2,824,360	4,469,283	188,276	7,481,919
Income taxes	903,100	745,252	(347,180)	1,301,172

Net income (loss)	$1,895,925	$1,689,838	$(727,278)	$2,858,485

	Nine Months Ended September 30, 2007
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$24,845,038	$30,362,184	$(47,200)	$55,160,022
Total interest expense	10,826,546	14,279,901	2,507,617	27,614,064

Net interest income	14,018,492	16,082,283	(2,554,817)	27,545,958
Provision for loan losses	450,000	154,216	—	604,216
Noninterest income	3,084,872	3,526,383	857,136	7,468,391
Noninterest expense	8,505,561	13,521,662	2,713,092	24,740,315
Income taxes	2,644,500	1,660,646	(1,442,010)	2,863,136

Net income (loss)	$5,503,303	$4,272,142	$(2,968,763)	$6,806,682

	Nine Months Ended September 30, 2006
	The Exchange
	National
	Bank of	Hawthorn	Corporate
	Jefferson City	Bank	and other	Total
Statement of earnings:
Total interest income	$24,040,166	$28,918,413	$78,573	$53,037,152
Total interest expense	9,805,051	11,644,888	2,569,115	24,019,054

Net interest income	14,235,115	17,273,525	(2,490,542)	29,018,098
Provision for loan losses	675,000	253,000	—	928,000
Noninterest income	3,151,596	3,397,817	(57,749)	6,491,664
Noninterest expense	8,583,106	13,145,581	522,291	22,250,978
Income taxes	2,618,700	2,226,777	(994,970)	3,850,507

Net income (loss)	$5,509,905	$5,045,984	$(2,075,612)	$8,480,277

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Forward-Looking Statements
     Except for the historical information contained herein, the statements made in this report on form 10-Q are “forward-looking statements” that involve risks and uncertainties. The words “should”, “expect”, “anticipate”, “believe”, “intend”, “may”, “hope”, “forecast” and similar expressions may identify forward looking statements.
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
     Our Company’s actual results, financial condition, or business could differ materially from its historical results, financial condition, or business, or from the results of operations, financial condition, or business contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on our Company including, but not limited to, fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to our Company and changes therein; competitive conditions in the markets in which our Company conducts its operations, including competition from banking and non-banking companies with substantially greater resources than our Company, some of which may offer and develop products and services not offered by our Company; and the ability of our Company to respond to changes in technology.
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
     On March 16, 2007 Osage Valley Bank and Citizens Union State Bank were combined. On April 20, 2007, our Company issued a press release announcing that Hawthorn Bank had been selected as the new name for its combined subsidiary banks. As of April 23, 2007 Citizens Union State Bank began using the name “Hawthorn Bank”. At the June 13, 2007 annual board meeting our Company’s shareholders approved to change our name from Exchange National Bancshares, Inc. to Hawthorn Bancshares, Inc. On June 22, 2007 Hawthorn Bank and Bank 10 were combined. Management completed the consolidation process on October 5, 2007 when Exchange National Bank combined with Hawthorn Bank. At this time the charter was relocated from Clinton to Jefferson City, Missouri.
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

     Revenue Source: Through the respective branch network, Exchange National Bank and Hawthorn Bank provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated primarily from the loan and debt and equity security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be communities in central and western Missouri. The products and services are offered to customers primarily within their respective geographical areas. The business segment results are consistent with our Company’s internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prevalent in the banking industry.
     Much of our Company’s business is commercial, commercial real estate development, and mortgage lending. Our Company has experienced continued strong loan demand in the communities within which we operate even during economic slowdowns. Our Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing.
     Our Company’s primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. Our Company also derives income from trust, brokerage, credit card, mortgage banking activities and service charge income.
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

Results of Operations
     Net income for the three months ended September 30, 2007 of $2,137,000 decreased $721,000 when compared to the third quarter of 2006. Diluted earnings per common share for the third quarter of 2007 of $0.51 decreased $0.17 or 25.0% when compared to the third quarter of 2006.
     Net income for the nine months ended September 30, 2007 of $6,807,000 decreased $1,674,000 when compared to the same period in 2006. Diluted earnings per common share for the first nine months of 2007 of $1.61 decreased $0.41 or 20.3% when compared to the same period in 2006.
     Net interest income (on a tax equivalent basis) was $9,571,000, or 3.60% of average earning assets, for the three months ended September 30, 2007, compared to $9,973,000, or 3.83% of average earning assets, for the same period in 2006. While the yield on earning assets increased 10 basis points from 7.14% for the three months ended September 30, 2006 to 7.24% for the three months ended September 30, 2007, the average rate paid on interest-bearing liabilities increased 36 basis points from 3.78% for the three months ended September 30, 2006 to 4.14% for the three months ended September 30, 2007.
     Net interest income (on a tax equivalent basis) was $28,277,000, or 3.67% of average earning assets, for the nine months ended September 30, 2007, compared to $29,769,000, or 3.85% of average earning assets, for the same period in 2006. While the yield on earning assets increased 29 basis points from 6.96% for the nine months ended September 30, 2006 to 7.25% for the nine months ended September 30, 2007, the average rate paid on interest-bearing liabilities increased 54 basis points from 3.54% for the nine months ended September 30, 2006 to 4.08% for the nine months ended September 30, 2007.
     The increase in average rates paid on interest-bearing liabilities during the three and nine month periods indicated above, reflect both higher rates paid on borrowed funds and higher rates paid on deposits that are a result of competitive pressures in our market place.
     Fully taxable equivalent net interest income decreased $402,000 or 4.0% and $1,492,000 or 5.0% for the three and nine month periods ended September 30, 2007 compared to the same period in 2006. The decrease in net interest income for the periods ended September 30, 2007 compared to the periods ended September 30, 2006 was the result of both decreased earning assets and decreased net interest margin. Management anticipates that our Company will continue to experience downward pressure on our net interest margin in the near future due to the competitive environment in which we operate.

Average Balance Sheets
     Average interest-earning assets for the three months ended September 30, 2007 were $1,054,179,000, an increase of $22,074,000 or 2.1%, compared to average interest-earning assets of $1,032,105,000 for the same period of 2006. Average loans outstanding increased approximately $40,821,000 while other earning assets decreased $18,747,000. The decrease in other earning assets reflects the use of maturing investments and federal funds sold to fund the increase in loans.
     Average interest-earning assets for the nine months ended September 30, 2007 were $1,030,258,000, a decrease of $2,678,000 or 0.26%, compared to average interest-earning assets of $1,032,936,000 for the same period of 2006. Average loans outstanding increased approximately $7,801,000 while other earning assets decreased $10,479,000. The decrease in other earning assets reflects the use of maturing investments to fund the increase in loans.
     The following table sets for information regarding average daily balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities for the periods indicated.

(Dollars expressed in thousands)

	Three Months Ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	and	Yield /	Average	and	Yield /
	Balance	Dividends /1/	Cost	Balance	Dividends /1/	Cost
ASSETS

Loans:/2/ /3/	$869,669	$16,920	7.72%	$828,848	$16,101	7.71%
Investment in debt and equity securities :/4/
Government sponsored enterprises	118,532	1,428	4.78	125,463	1,420	4.49
State and municipal	53,922	739	5.44	52,924	718	5.38
Other	6,014	65	4.29	6,650	83	4.95
Federal funds sold	5,331	78	5.80	16,613	221	5.28
Interest-bearing deposits	711	8	4.46	1,607	19	4.69

Total interest earning assets	1,054,179	19,238	7.24	1,032,105	18,562	7.14

All other assets	129,614			124,628
Allowance for loan losses	(9,139)			(9,321)

Total assets	$1,174,654			$1,147,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$117,905	$417	1.40%	$102,521	$323	1.25%
Savings accounts	46,219	64	0.55	50,779	73	0.57
Money market	163,540	1,525	3.70	158,797	1,378	3.44
Deposits of $100 and over	132,360	1,659	4.97	126,220	1,420	4.46
Other time deposits	327,542	3,904	4.73	317,542	3,262	4.08

Total time deposits	787,566	7,569	3.81	755,859	6,456	3.39
Federal funds purchased and securities sold under agreements to repurchase	34,464	427	4.92	40,304	462	4.55
Interest-bearing demand notes to US Treasury	2	—	—	763	9	4.68
Subordinated notes	49,486	907	7.27	49,486	912	7.31
Advances from Federal Home Loan Bank	55,924	764	5.42	55,468	750	5.36

Total interest-bearing liabilities	927,442	9,667	4.14	901,880	8,589	3.78
Demand deposits	127,857			134,539
Other liabilities	10,558			9,656

Total liabilities	1,065,857			1,046,075
Stockholders’ equity	108,797			101,337

Total liabilities and stockholders’ equity	$1,174,654			$1,147,412

Net interest income		$9,571			$9,973

Net interest margin/5/			3.60%			3.83%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $246,000 in 2007 and $248,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

(Dollars expressed in thousands)

	Nine Months Ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends /1/	Cost /1/	Balance	Dividends /1/	Cost /1/
ASSETS

Loans:/2/ /3/	$834,445	$48,489	7.77%	$826,644	$46,654	7.55%
Investment in debt and equity securities :/4/
Government sponsored enterprises	120,818	4,346	4.81	129,766	4,139	4.26
State and municipal	54,175	2,223	5.49	53,042	2,159	5.44
Other	6,143	243	5.29	6,968	231	4.43
Federal funds sold	13,272	536	5.40	14,204	529	4.98
Interest-bearing deposits	1,405	54	5.14	2,312	76	4.40

Total interest earning assets	1,030,258	55,891	7.25	1,032,936	53,788	6.96

All other assets	127,054			123,532
Allowance for loan losses	(9,093)			(9,267)

Total assets	$1,148,219			$1,147,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$109,494	$1,078	1.32%	$109,034	$1,104	1.35%
Savings accounts	47,505	200	0.56	53,113	227	0.57
Money market	156,402	4,203	3.59	156,701	3,770	3.22
Deposits of $100 and over	137,711	5,085	4.94	119,487	3,686	4.12
Other time deposits	320,482	11,163	4.66	313,533	8,969	3.82

Total time deposits	771,594	21,729	3.77	751,868	17,756	3.16
Federal funds purchased and securities sold under agreements to repurchase	32,708	1,131	4.62	45,885	1,459	4.25
Interest-bearing demand notes to US Treasury	274	11	5.37	655	22	4.49
Subordinated notes	49,486	2,698	7.29	49,486	2,628	7.10
Advances from Federal Home Loan Bank	50,222	2,045	5.44	59,270	2,154	4.86

Total interest-bearing liabilities	904,284	27,614	4.08	907,164	24,019	3.54
Demand deposits	126,766			131,872
Other liabilities	10,145			8,823

Total liabilities	1,041,195			1,047,859
Stockholders’ equity	107,024			99,693

Total liabilities and stockholders’ equity	$1,148,219			$1,147,552

Net interest income		$28,277			$29,769

Net interest margin/5/			3.67%			3.85%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $731,000 in 2007 and $751,000 in 2006.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

Rate Volume Analysis
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
     Dollars expressed in thousands)

	Three Months Ended			Nine Months Ended
	Compared to			Compared to
	September 30, 2007 vs 2006			September 30, 2007 vs 2006
	Total	Change due to		Total	Change due to
	Change	Volume /3/	Rate /4/	Change	Volume /3/	Rate /4/
Interest income on a fully taxable equivalent basis:

Loans:/1/	$819	794	25	$1,835	444	1,391
Investment in debt and equity securities :/3/
Government sponsored enterprises	8	(80)	88	207	(298)	505
State and municipal	21	14	7	64	46	18
Other	(18)	(8)	(10)	12	(29)	41
Federal funds sold	(143)	(163)	20	7	(36)	43
Interest-bearing deposits	(11)	(10)	(1)	(22)	(33)	11

Total interest income	676	547	129	2,103	94	2,009

Interest expense:
NOW accounts	$94	51	43	$(26)	5	(31)
Savings accounts	(9)	(7)	(2)	(27)	(24)	(3)
Money market	147	42	105	433	(7)	440
Deposits of $100 and over	239	71	168	1,399	610	789
Other time deposits	642	106	536	2,194	203	1,991
Federal funds purchased and securities sold under agreements to repurchase	(35)	(70)	35	(328)	(447)	119
Interest-bearing demand notes of U.S. Treasury	(9)	(4)	(5)	(11)	(15)	4
Subordinated debentures	(5)	—	(5)	70	—	70
Other borrowed money	14	6	8	(109)	(351)	242

Total interest expense	1,078	195	883	3,595	(26)	3,621

Net interest income on a fully taxable equivalent basis	$(402)	352	(754)	$(1,492)	120	(1,612)

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate. Such adjustments were $246,000 and $248,000 for the three months ended 2007 and 2006, respectively. Such adjustments were $731,000 and $751,000 for the nine months ended 2007 and 2006, respectively.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Change in volume multiplied by yield/rate of prior period.

/4/	Change in yield/rate multiplied by volume of prior period.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
     Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis decreased $402,000 or 4.0% to $9,571,000 or 3.6% of average earning assets for the third quarter of 2007 compared to $9,973,000 or 3.8% of average earning assets for the same period of 2006. The provision for loan losses was $225,000 and $300,000 for the three months ended September 30, 2007 and 2006 respectively. Net charge-offs were $118,000 for the third quarter of 2007 compared to $253,000 for the third quarter of 2006. The decrease in the provision for loan losses for the third quarter of 2007 compared to third quarter 2006 reflects the expected loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio. See Lending and Credit Management in this report for further discussion of third quarter 2007 charge-offs.

     Noninterest income and noninterest expense for the three-month periods ended September 30, 2007 and 2006 were as follows:
(Dollars expressed in thousands)

	Three Months Ended
	September 30,		Increase (decrease)
	2007	2006	Amount	%
Noninterest Income

Service charges on deposit accounts	$1,307	$1,462	$(155)	(10.6)%
Trust department income	201	215	(14)	(6.5)
Mortgage loan servicing fees, net	60	102	(42)	(41.2)
Gain on sale of mortgage loans	159	127	32	25.2
Other	368	311	57	18.3

	$2,095	$2,217	$(122)	(5.5)%

Noninterest Expense

Salaries and employee benefits	$4,484	$4,254	$230	5.4%
Occupancy expense	574	500	74	14.8
Furniture and equipment expense	638	592	46	7.8
Advertising and promotion	273	234	39	16.7
Postage, printing and supplies	364	277	87	31.4
Legal, examination, and professional fees	292	334	(42)	(12.6)
Processing expense	325	261	64	24.5
Amortization — CDI	223	249	(26)	(10.4)
Other	988	781	207	26.5

	$8,161	$7,482	$679	9.1%

     Noninterest income decreased $122,000 or 5.5% to $2,095,000 for the third quarter of 2007 compared to $2,217,000 for the same period of 2006. Service charges on deposit accounts decreased $155,000 or 10.6% as a result of decreased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Mortgage loan servicing fees decreased $42,000 or 41.2% to $60,000 compared to $102,000 as a result in a decrease in the amount of mortgage loans serviced. Our Company is servicing $211,098,000 of mortgage loans at September 30, 2007 compared to $219,161,000 at September 30, 2006. Gain on sale of mortgage loans increased $32,000 or 25.2% due to an increase in volume of loans originated and sold to the secondary market from approximately $4,415,000 in the third quarter of 2006 to approximately $7,549,000 for the third quarter of 2007. Even though the volume or loans originated and sold has increased over the comparable period in the prior year our total loan servicing portfolio is declining due to both increased prepayments of existing loans and an increase in the volume of loans that are being sold without retaining the servicing rights.

     Noninterest expense increased $679,000 or 9.1% to $8,161,000 for the third quarter of 2007 compared to $7,482,000 for the third quarter of 2006. Salaries and benefits increased $230,000 or 5.4%, occupancy expense increased $74,000 or 14.8%, advertising and promotion increased $39,000 or 16.7%, postage, printing and supplies increased $87,000 or 31.4%, processing expense increased $64,000 or 24.5% and other noninterest expense increased $207,000 or 26.5%. Salaries and employees benefits reflect a $303,000 decrease in management’s estimate of anticipated incentive payments and profit sharing contributions compared to the same period in the prior year. Excluding this decrease, salaries and employees benefits increased $533,000 or 13.9%. The increase reflects normal salary increases, additional personnel resulting from staffing for a newly opened branch facility in Columbia, Missouri and additional holding company personnel required for the implementation of our Company’s strategic plan. The $74,000 increase in occupancy expense reflects increased costs in opening new branch facilities in Columbia and Clinton. The $39,000 increase in advertising and promotion and the $87,000 increase in postage, printing, and supplies reflect nonrecurring costs associated with the re-branding of our Company’s name and logo. The $64,000 or 24.5% increase in processing expense reflects nonrecurring costs associated with the merger of the bank subsidiaries and software and network conversion. The $207,000 net increase in other noninterest expense reflects expenses in various other categories including, but not limited to, higher telephone and internet costs, correspondent bank charges, meals & entertainment, loan collection expenses and conversion costs partially offset by directors’ fees and donations.
     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 29.6% for the third quarter of 2007 compared to 31.3% for the third quarter of 2006. The decrease in the effective income tax rate reflects a reduction in income subject to state bank taxes.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
     Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis decreased $1,492,000 or 5.0% to $28,277,000 or 3.7% of average earning assets for the first nine months ended of 2007 compared to $29,769,000 or 3.9% of average earning assets for the same period of 2006. The provision for loan losses was $604,000 and $928,000 for the nine months ended September 30, 2007 and 2006 respectively. Net charge-offs were $401,000 for the first nine months of 2007 compared to $631,000 for the same period in 2006. The decrease in the provision for loan losses for the first nine months of 2007 compared to first nine months of 2006 reflects the expected loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio. See Lending and Credit Management in this report for further discussion of third quarter 2007 charge-offs.

     Noninterest income and noninterest expense for the nine-month periods ended September 30, 2007 and 2006 were as follows:
(Dollars expressed in thousands)

	Nine Months Ended
	September 30,		Increase (decrease)
	2007	2006	Amount	%
Noninterest Income

Service charges on deposit accounts	$3,893	$4,339	$(446)	(10.3)%
Trust department income	629	623	6	1.0
Mortgage loan servicing fees, net	250	327	(77)	(23.5)
Gain on sale of mortgage loans	501	328	173	52.7
Loss on sales and calls of debt securities	(2)	(18)	16	(88.9)
Other	2,197	893	1,304	146.0

	$7,468	$6,492	$976	15.0%

Noninterest Expense

Salaries and employee benefits	$14,154	$12,942	$1,212	9.4%
Occupancy expense	1,566	1,400	166	11.9
Furniture and equipment expense	1,797	1,654	143	8.6
Advertising and promotion	702	622	80	12.9
Postage, printing and supplies	923	861	62	7.2
Legal, examination, and professional fees	1,203	947	256	27.0
Processing expense	879	776	103	13.3
Amortization — CDI	699	783	(84)	(10.7)
Other	2,817	2,266	551	24.3

	$24,740	$22,251	$2,489	11.2%

     Noninterest income increased $976,000 or 15.0% to $7,468,000 for the first nine months of 2007 compared to $6,492,000 for the same period of 2006. Service charges on deposit accounts decreased $446,000 or 10.3% as a result of decreased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Mortgage loan servicing fees decreased $77,000 or 23.5% to $250,000 compared to $327,000 as a result in a decrease in the amount of mortgage loans serviced. Our Company is servicing $211,098,000 of mortgage loans at September 30, 2007 compared to $219,161,000 at September 30, 2006. Gain on sale of mortgage loans increased $173,000 or 52.7% due to an increase in volume of loans originated and sold to the secondary market from approximately $16,508,000 in the first nine months of 2006 to approximately $24,057,000 for the first nine months of 2007. Even though the volume or loans originated and sold has increased over the comparable period in the prior year our total loan servicing portfolio is declining due to both increased prepayments of existing loans and an increase in the volume of loans that are being sold without retaining the servicing rights. Our Company recognized $2,000 in loss on sales and calls of debt securities during the third quarter of 2007 versus losses of $18,000 during the third quarter of 2006. Other noninterest income increased $1,304,000 or $146.0%. $875,000 of the increase represents the amount received from the sale of Osage Valley Bank and Bank 10’s state bank charter and $254,000 of the increase reflects recovery of prior years’ legal costs as a result of settlement of a lawsuit in our Company’s favor.
     Noninterest expense increased $2,489,000 or 11.2% to $24,740,000 for the first nine months of 2007 compared to $22,251,000 for the first nine months of 2006. Salaries and benefits increased $1,212,000 or 9.4%, occupancy expense increased $166,000 or 11.9%, furniture and equipment expense increased $143,000 or 8.6%, advertising and promotion increased $80,000 or 12.9%, legal, examination, and professional fees increased $256,000 or 27.0%, processing expense increased $103,000 or 13.3%, and other noninterest expense increased $551,000 or 24.3%. Salaries and employees benefits reflect a $309,000 decrease in management’s estimate of anticipated incentive payments and profit sharing contributions compared to the same period in the prior year. Excluding this decrease, salaries and employees benefits increased $1,521,000 or 11.6%. The increase reflects normal salary increases, additional personnel resulting from staffing for a newly opened branch facility, in Columbia, Missouri, and additional holding company personnel required for the implementation of our Company’s strategic plan. The $166,000 and $143,000 increase in occupancy expense and furniture and equipment expense reflects increased costs in opening new branch facilities in Columbia and Clinton. The $80,000 increase in advertising and promotion reflects nonrecurring costs associated with the re-branding of our Company’s name and logo. The $256,000 increase in legal, examination, and professional fees reflects costs incurred during the re-branding and merger of Hawthorn Bank and Bank 10. The $103,000 or 13.3% increase in processing expense reflects nonrecurring costs associated with the merger of the bank subsidiaries and software and network conversion. The $551,000 net increase in other noninterest expense reflects expenses in various other categories including, but not limited to, higher directors fees, travel, telephone and internet, meals & entertainment, loan collection expenses, conversion costs and other insurance partially offset by lower expenses in correspondent bank charges, donations, and dues.
     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 29.6% for the first nine months of 2007 compared to 31.2% for the fist nine months of 2006. The decrease in the effective income tax rate reflects a reduction in income subject to state bank taxes.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 73.7% of total assets as of September 30, 2007 compared to 70.3% as of December 31, 2006 and 70.6% as of September 30, 2006.
     Lending activities are conducted pursuant to written loan policies approved by our Banks’ Boards of Directors. Larger credits are reviewed by our Banks’ Discount Committees. These committees are comprised of members of senior management.

     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At September 30, 2007, our Company was servicing approximately $211,098,000 of loans sold to the secondary market.
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
     The allowance for loan losses was decreased by net loan charge-offs of $77,000, $207,000, and 118,000 for the first, second and third quarters of 2007 compared to $17,000, $361,000, and $253,000, respectively for the first, second and third quarters of 2006. The allowance for loan losses was increased by a provision charged to expense of $225,000 for the first quarter of 2007, $154,000 for the second quarter, and $225,000 for the third quarter of 2007. That compares to a provision of $318,000 for the first quarter, $310,000 for the second quarter, and $300,000 for the third quarter of 2006, respectively.
     The balance of the allowance for loan losses was $9,218,000 at September 30, 2007 compared to $9,015,000 at December 31, 2006 and $9,381,000 at September 30, 2006. The allowance for loan losses as a percent of outstanding loans was 1.04% at September 30, 2007 compared to 1.11% at December 31, 2006 and 1.14% at September 30, 2006. Based upon an analysis of the probable losses in the loan portfolio management believes the current balance of the allowance for loan losses is at an adequate level.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $5,696,000 or 0.65% of total loans at September 30, 2007 compared to $5,066,000 or 0.62% of total loans at December 31, 2006. Detail of those balances plus other real estate and repossessions is as follows:
(Dollars expressed in thousands)

	September 30, 2007		December 31, 2006
		% of Gross		% of Gross
	Balance	Loans	Balance	Loans
Nonaccrual loans:
Commercial	$2,991	0.35%	$2,495	0.31%
Real estate:
Construction	909	0.10	1,657	0.20
Mortgage	647	0.07	644	0.08
Consumer	43	—	73	0.01

	4,590	0.52	4,869	0.60

Loans contractually past-due 90 days or more and still accruing:
Commercial	101	0.01	5	—
Real estate:
Construction	20	0.01	—	—
Mortgage	962	0.11	170	0.02
Consumer	23	—	22	—

	1,106	0.13	197	0.02

Restructured loans	—	—	—	—

Total nonperforming loans	5,696	0.65%	5,066	0.62%

Other real estate	4,730		2,720
Repossessions	—		15

Total nonperforming assets	$10,426		$7,801

     The allowance for loan losses was 161.8% of nonperforming loans at September 30, 2007 compared to 177.9% of nonperforming loans at December 31, 2006. The $2,000,000 increase in other real estate since December 31, 2006 represents the foreclosure on approximately twenty speculative homes in the Kansas City, Missouri area. Our Company has contracts for the sales of approximately half of these properties and expect no additional loss from those sales.
     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of those loans was approximately $565,000 and $764,000 for the nine months ended September 30, 2007 and 2006, respectively. Approximately $347,000 and $35,000 was recorded as interest income on such loans for the nine months ended September 30, 2007 and 2006, respectively.
     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $4,101,000 of additional loans as being impaired at September 30, 2007. The average balance of nonaccrual and other impaired loans for the first nine months of 2007 was approximately $9,059,000. At December 31, 2006 the balance of nonaccrual and other impaired loans was $14,053,000. At September 30, 2007 the portion of the allowance for loan losses allocated (both asset-specific and percentage) to impaired loans was $3,115,000 compared to $3,287,000 at December 31, 2006. The balance of impaired loans with no specific loan loss allocations was approximately $579,000 at September 30, 2007 compared to approximately $3,117,000 at December 31, 2006.
     As of September 30, 2007 and December 31, 2006 approximately $9,777,000 and $7,102,000 of loans, respectively, not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The increase in loans having more than normal risk reflects the addition of several loans as a result of a regulatory examination completed in the third quarter. In addition to the classified list, our Company also maintains an internal watch list of loans, which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once the loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
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
     At September 30, 2007, management allocated $8,912,000 of the $9,218,000 total allowance for loan losses to specific loans and loan categories and $306,000 was unallocated. At December 31, 2006, management allocated $8,012,000 of the $9,015,000 total allowance for loan losses to specific loans and loan categories and $1,003,000 was unallocated. Due to current economic conditions that may impact our borrowers’ ability to service their loans, management believes the decrease in the unallocated portion of the allowance for loan losses is appropriate. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the September 30, 2007 overall allowance for loan losses is adequate.
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
Financial Condition
     Total assets increased $42,903,000 or 3.8% to $1,185,615,000 at September 30, 2007 compared to $1,142,712,000 at December 31, 2006. Total liabilities increased $37,951,000 or 3.7% to $1,075,718,000 compared to $1,037,767,000 at December 31, 2006. Stockholders’ equity increased $5,187,000 or 4.9% to $110,132,000 compared to $104,945,000 at December 31, 2006.
     Loans increased $70,577,000 to $882,890,000 at September 30, 2007 compared to $812,313,000 at December 31, 2006. Commercial loans increased $2,024,000; real estate construction loans decreased $16,653,000; real estate mortgage loans increased $88,992,000; and consumer loans decreased $3,784,000. The decrease in construction loans and the increase in real estate mortgage loans primarily reflect the reclassification of completed construction loans to permanent real estate mortgage loans. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers’ financing programs which generally tend to offer more favorable financing rates than our Company. Our Company chose to not aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio declined.

     Investment in debt securities classified as available-for-sale decreased $9,221,000 or 5.0% to $174,345,000 at September 30, 2007 compared to $183,566,000 at December 31, 2006. Investments classified as available-for-sale are carried at fair value. During 2007 the market valuation account increased $1,040,000 from a negative $1,021,000 at December 31, 2006 to a positive $19,000 to reflect the fair value of available-for-sale investments at September 30, 2007 and the net after tax increase resulting from the change in the market valuation adjustment of $680,000 increased the stockholders’ equity component from a negative $667,000 at December 31, 2006 to a positive $12,000 at September 30, 2007.
     Investment in equity securities increased $86,000 or 1.4% to $6,293,000 at September 30, 2007 compared to $6,207,000 at December 31, 2006. The increase reflects net purchases of Federal Home Loan Bank stock resulting from additional Federal Home Loan Bank borrowings partially offset by Federal Home Loan Bank stock retained by the purchasers of the Osage Valley Bank and Bank 10s charters.
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
   Cash and cash equivalents, which consist of cash due from banks and Federal funds sold, decreased $25,344,000 or 47.8% to $27,656,000 at September 30, 2007 compared to $53,001,000 at December 31, 2006. Further discussion of this decrease may be found in the section of this report titled “Sources and Uses of Funds”.
     Premises and equipment increased $5,541,000 or 16.0% to $40,248,000 at September 30, 2007 compared to $34,707,000 at December 31, 2006. The increase reflects purchases of premises and equipment of $7,505,000 offset by depreciation expense of $1,470,000. The increase in premises and equipment is the result of construction projects related to three new branches in Columbia, Missouri and Clinton, Missouri.
     Total deposits increased $26,095,000 or 2.9% to $925,960,000 at September 30, 2007 compared to $899,865,000 at December 31, 2006. This increase in deposits primarily reflects an increase in public funds and growth in our banks in the Kansas City and Columbia, Missouri markets.
     Federal funds purchased and securities sold under agreements to repurchase decreased $3,464,000 or 11.8% to $25,997,000 at September 30, 2007 compared to $29,460,000 at December 31, 2006.
     Other borrowed money increased $14,784,000 or 31.2% to $62,152,000 at September 30, 2007 compared to $47,368,000 at December 31, 2006. The increase reflects a net increase in Federal Home Loan Bank advances.

     The increase in stockholders’ equity reflects net income of $6,807,000 less dividends declared of $2,628,000, a $680,000 change in unrealized holding losses, net of taxes, on investment in debt and equity securities available-for-sale, $34,000 amortization of net gain and prior service cost for defined benefit plan, and a $195,000 increase, net of taxes, related to stock option compensation expense.
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
     Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. In addition, our banks are members of the Federal Home Loan Bank of Des Moines (FHLB). As members of the FHLB, our banks have access to credit products of the FHLB. At September 30, 2007, the amounts of available credit from the FHLB totaled $74,486,000. As of September 30, 2007, our banks had $62,152,000 in outstanding borrowings with the FHLB. Our banks have federal funds purchased lines with correspondent banks totaling $48,000,000. As of September 30, 2007, our banks had $2,200,000 in federal funds purchased. Finally, our Company has a $20,000,000 line of credit with a correspondent bank. This line of credit had no balance in use as of September 30, 2007.

Sources and Uses of Funds
     For the nine months ended September 30, 2007 and 2006, net cash provided by operating activities was $11,282,000 and $12,813,000, respectively. $1,674,000 of the decrease in net cash provided by operating activities reflects a lower level of net income.
     Net cash used in investing activities was $69,779,000 in 2007 versus $15,012,000 in 2006. The primary increase in cash used in investing activities reflects an increase in loans and purchases of premises and equipment for three new branch facilities partially offset by lower purchases of debt securities and lower proceeds received by calls and sales of debt securities.
     Net cash provided by financing activities was $33,152,000 in 2007 versus $11,425,000 in 2006. Our Company experienced a $12,157,000 decrease in demand deposits in 2007 compared to a $3,229,000 increase during the same period in 2006. Our Company experienced a $15,213,000 increase in interest bearing transactions accounts and time deposits in 2007 compared to a $19,314,000 decrease during the same period in 2006. Our Company experienced a net increase in Federal Home Loan Bank borrowings of $14,784,000 during the first nine month of 2006 compared $1,569,000 decrease during the same time period 2007. In addition federal funds sold and securities sold under agreements to repurchase increased $4,548,000 in 2006 compared to a $3,464,000 decrease in 2007.
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

     In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities-Including an amendment to FAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for the fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on our Company’s financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our Company’s exposure to market risk is reviewed on a regular basis by our Banks’ Asset/Liability Committees and Boards of Directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Banks’ management include the standard GAP report subject to different rate shock scenarios. At September 30, 2007, the rate shock scenario models indicated that annual net interest income could decrease or increase by as much as 11.7% should interest rates rise or fall, respectively, within 200 basis points from their current level over a one year period compared to 9.4% at December 31, 2006. However there are no assurances that the change will not be more or less than this estimate. Management further believes this is an acceptable level of risk.
Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the mergers of our banks, we have consolidated various subsidiary controls in order to eliminate duplication of various controls.

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
HAWTHORN BANCSHARES, INC.

Date
/s/ James E. Smith

November 9, 2007	James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal
Executive Officer)

/s/ Richard G. Rose

November 9, 2007	Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
September 30, 2007 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Articles of Incorporation of our Company (filed as Exhibit 3(a) to our Company’s Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).	**

3.2	Bylaws of our Company (filed as Exhibit 3.2 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 0-23636) and incorporated herein by reference).	**

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	43

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	45

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46

**	Incorporated by reference.