Form 10-K
period 2007-12-31
HAWTHORN BANCSHARES, INC.
filed 2008-03-17
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, par value $1.00 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b 2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 3,435,033 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $32.50 closing price of such common equity on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $111,638,573. Aggregate market value excludes an aggregate of 736,230 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held any by of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 3, 2008, the registrant had 4,298,353 shares of common stock, par value $1.00 per share, issued and 4,169,495 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2007 Annual Report to Shareholders — Part II and (2) definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A — Part III.

PART I
Item 1. Business.
     This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.
General
     Our Company, Hawthorn Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Hawthorn was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in June 2007. Hawthorn owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Hawthorn and Union State Bancshares each received approval from the Federal Reserve and elected to become a financial holding company on October 21, 2001.
     Hawthorn acquired Hawthorn Bank and its constituent predecessor banks, as well as Union State Bancshares, in a series of transactions that are summarized as follows:
•	On April 7, 1993 our Company acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares;

•	On November 3, 1997, our Company acquired Union State Bancshares, Inc., and Union’s wholly-owned subsidiary, Union State Bank and Trust of Clinton;

•	Following the May 4, 2000 acquisition of Citizens State Bank of Calhoun by Union State Bank, Citizens State Bank merged into Union State Bank to form Citizens Union State Bank & Trust;

•	On January 3, 2000, our Company acquired Osage Valley Bank;

•	On June 16, 2000, Hawthorn acquired City National Savings Bank, FSB, which was then merged into Exchange National Bank; and

•	On May 2, 2005, our Company acquired all of the issued and outstanding capital stock of Bank 10, a Missouri state bank.
     On December 1, 2006, our Company announced its development of a strategic plan in which, among other things, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter. This consolidation was completed in October 2007, and our subsidiary bank is now known as Hawthorn Bank.
Except as otherwise provided herein, references herein to “Hawthorn” or our “Company” include Hawthorn and its consolidated subsidiaries, and references herein to our “Bank” refers to Hawthorn Bank and its constituent predecessors.
Description of Business
     Hawthorn. Hawthorn is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Our Company’s activities currently are limited to ownership, indirectly through its subsidiary (Union State Bancshares, Inc.), of the outstanding capital stock of Hawthorn Bank. In addition to ownership of its subsidiaries, Hawthorn may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that Hawthorn will engage in any business other than that directly related to its ownership of its banking subsidiary or other financial institutions.
     Union. Union State Bancshares, Inc. is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Union’s activities currently are limited to ownership of the outstanding capital stock of Hawthorn Bank. It is not currently anticipated that Union will engage in any business other than that directly related to its ownership of Hawthorn Bank.
     Hawthorn Bank. Hawthorn Bank was founded in 1932 as a Missouri bank and converted to a Missouri trust company on August 16, 1989. However, its predecessors trace their lineage back to the founding of Exchange National Bank in 1865. Hawthorn Bank has 25 banking offices, including its principal office at 132 East High Street in Jefferson City’s central business district. See “Item 2. Properties”.
     Hawthorn Bank is a full service bank conducting a general banking and trust business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, trust services, brokerage services, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans.
     Hawthorn Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. Hawthorn Bank’s operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of Hawthorn Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Hawthorn Bank’s common stock. See “Regulation Applicable to Bank Holding Companies” and “Regulation Applicable to our Bank”.
Employees
     As of December 31, 2007, Hawthorn and its subsidiaries had approximately 319 full-time and 59 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.
Competition
     Bank holding companies and their subsidiaries and affiliates encounter intense competition from nonbanking as well as banking sources in all of their activities. Our Bank’s competitors include other commercial banks, thrifts, savings banks, credit unions and money market mutual funds. Thrifts and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. In our Bank’s service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our Bank’s market share of deposits and loans in such service areas.
     Our Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Clinton, Lee’s Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Henry, Cass, Benton and Greene counties of Missouri. Hawthorn Bank’s principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the fourth largest (in terms of deposits) of the thirteen banks within Cole county, the largest (in terms of deposits) of the nine banks within Henry county, the fourth largest (in terms of deposits) of the nineteen banks within Cass county, and the largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank’s trust services is from other commercial banks, including those of the Kansas City metropolitan area.
Regulation Applicable to Bank Holding Companies
     General. As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the “BHC Act”) and the Gramm-Leach-Bliley Act (the “GLB Act”), Hawthorn is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of our Bank, not the shareholders of Hawthorn.
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
     Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GLB Act, a bank holding company, all of whose controlled depository institutions are “well capitalized” and “well managed” (as defined in federal banking regulations) with “satisfactory” Community Reinvestment Act ratings, may declare itself to be a “financial holding company” and engage in a broader range of activities. As noted above, Hawthorn is registered as a financial holding company.
     A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:
•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and insurance agency activities;

•	merchant banking; and

•	activities that the FRB determines to be financial in nature or incidental to a financial activity or which is complementary to a financial activity and does not pose a safety and soundness risk.

     A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Also, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows, among other things, that the activity does not pose a substantial risk to the safety and soundness of its insured depository institutions or the financial system.
     A financial holding company generally may acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature without prior approval from the FRB. Prior FRB approval is required, however, before the financial holding company may acquire control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association. In addition, under the FRB’s merchant banking regulations, a financial holding company is authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the duration of the investment, does not manage the company on a day-to-day basis, and the company does not cross-market its products or services with any of the financial holding company’s controlled depository institutions.
     If any subsidiary bank of a financial holding company ceases to be “well-capitalized” or “well-managed” and fails to correct its condition within the time period that the FRB specifies, the FRB has authority to order the financial holding company to divest its subsidiary banks. Alternatively, the financial holding company may elect to limit its activities and the activities of its subsidiaries to those permissible for a bank holding company that is not a financial holding company. If any subsidiary bank of a financial holding company receives a rating under the Community Reinvestment Act (the “CRA”) of less than “satisfactory”, then the financial holding company is prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations until the rating is raised to “satisfactory” or better.
     Regulatory Capital Requirements. The FRB has issued risk-based and leverage capital guidelines applicable to United States banking organizations. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited. The FRB’s risk-based guidelines define a two-tier capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets and other adjustments. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents our total capital.
     The risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets (including certain off-balance sheet activities). The FRB’s capital adequacy guidelines require that bank holding companies maintain a Tier 1 risk-based capital ratio equal to 4% of its risk-weighted assets and a total risk-based capital ratio equal to 8% of its risk-weighted assets. In addition, the FRB has established a minimum leverage ratio for bank holding companies. The FRB’s capital adequacy guidelines require that bank holding companies meeting specified criteria (including having the highest regulatory rating) maintain a Tier 1 leverage ratio equal to 3% of its average total consolidated assets. All other bank holding companies generally will be required to maintain a leverage ratio of at least 4%.

     On December 31, 2007, Hawthorn was in compliance with all of the FRB’s capital adequacy guidelines. Hawthorn’s capital ratios on December 31, 2007 are shown below:

	Tier 1 Risk-Based	Total Risk-Based Capital
Leverage Ratio (3%	Capital Ratio (4%	Ratio (8% minimum
minimum requirement)	minimum requirement)	requirement)
9.12%	11.08%	13.24%
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
     Missouri Bank Holding Company Regulation. Missouri prohibits any bank holding company from acquiring ownership or control of any bank or Missouri depository trust company that has Missouri deposits if, after such acquisition, the bank holding company would hold or control more than 13% of total Missouri deposits. Because of this restriction, among others, a bank holding company, prior to acquiring control of a bank or depository trust company that has deposits in Missouri, must receive the approval of the Missouri Division of Finance.
Regulation Applicable to our Bank
     General. Hawthorn Bank, a Missouri state non-member depository trust company, is subject to the regulation of the Missouri Division of Finance and the FDIC. The FDIC is empowered to issue cease and desist orders against our Bank if it determines that any activities of our Bank represent unsafe and unsound banking practices or violations of law. In addition, the FDIC has the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of the Bank; not shareholders of Hawthorn.
     Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. A bank is identified as being “well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive specifying any higher capital ratio).
     On December 31, 2007, our Bank was classified as “well-capitalized,” which is required for it to remain a financial holding company. The capital ratios and classifications of our Bank as of December 31, 2007 are shown on the following chart.

	Tier 1 Risk-Based	Total Risk-Based
Leverage Ratio	Capital Ratio	Capital Ratio
9.33%	11.36%	12.35%
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
     Payment of Dividends. Our Bank is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. These laws and regulations are not expected to have a material effect upon the current dividend policies of our Bank.
     Community Reinvestment Act. Our Bank is subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by Hawthorn and its banking subsidiary.
     Limitations on Transactions with Affiliates. Hawthorn and its non-bank subsidiaries are “affiliates” within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which our Bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     Other Banking Activities. The investments and activities of our Bank are also subject to regulation by federal banking agencies regarding investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.
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
     The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, or “SEC”, under the Securities and Exchange Act of 1934. Further, the Sarbanes-Oxley Act includes very specified additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the Nasdaq Global Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act’s new requirements, the final scope of these requirements remains to be determined.
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
     Future Legislation. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the United States Congress. This legislation may change banking statutes and the operating environment of Hawthorn in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Hawthorn cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on Hawthorn’s business, results of operations or financial condition.
     Fiscal Monetary Policies. Hawthorn’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Hawthorn is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:
•	conducting open market operations in United States government securities;

•	changing the discount rates of borrowings of depository institutions;

•	imposing or changing reserve requirements against depository institutions’ deposits; and

•	imposing or changing reserve requirements against certain borrowings by bank and their affiliates.
     These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on Hawthorn’s business, results of operations and financial condition.
     The references in the foregoing discussion to various aspects of statutes and regulation are merely summaries, which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.
Available Information
     The address of our principal executive offices is 300 Southwest Longview Boulevard, Lee’s Summit, Missouri 64081 and our telephone number at this location is (816) 347-8100. Our common stock trades on the Nasdaq Global Market under the symbol “HWBK”.
     We electronically file certain documents with the SEC. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s internet website (www.sec.gov). You may also read and copy our SEC filings at the SEC’s public reference room located at 100 F Street, NE., Washington, DC 20549. Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges.
     Our internet website address is www.hawthornbancshares.com. Under the “Documents” section of our website (www.hawthornbancshares.com), we make available our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. Our Company will provide a copy of any of our public filings, excluding exhibits, free of charge upon written request made to Kathleen L. Bruegenhemke, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, MO 65101. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
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
     Because We Primarily Serve Missouri, A Decline In The Local Economic Conditions Could Lower Hawthorn’s Profitability. The profitability of Hawthorn is dependant on the profitability of its banking subsidiary, which operates out of central and west central Missouri. The financial condition of this bank is affected by fluctuations in the economic conditions prevailing in the portion of Missouri in which its operations are located. Accordingly, the financial conditions of both Hawthorn and its banking subsidiary would be adversely affected by deterioration in the general economic and real estate climate in Missouri.
     An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:
•	customers may not want or need the products and services of Hawthorn’s banking subsidiary,

•	borrowers may be unable to repay their loans,

•	the value of the collateral security of our Bank’s loans to borrowers may decline, and

•	the overall quality of our Bank’s loan portfolio may decline.
     Making mortgage loans and consumer loans is a significant source of profits for Hawthorn’s banking subsidiary. If individual customers in the local area do not want these loans, profits may decrease. Although our Bank could make other investments, our Bank may earn less revenue on these investments than on loans. Also, our Bank’s losses on loans may increase if borrowers are unable to make payments on their loans.
     Interest Rate Changes May Reduce Our Profitability And Our Banking Subsidiary. The primary source of earnings for Hawthorn’s banking subsidiary is net interest income. To be profitable, our Bank has to earn more money in interest and fees on loans and other interest-earning assets than it pays as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, as has already happened on several occasions since January 2001, including in 2008, the amount of interest our Bank earn on loans and investment securities may decrease more rapidly than the amount of interest our Bank has to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Hawthorn and its banking subsidiary, other factors remaining equal.
     Changes in the level or structure of interest rates also affect
•	our Bank’s ability to originate loans,

•	the value of our Bank’s loan and securities portfolios,

•	our Bank’s ability to realize gains from the sale of loans and securities,

•	the average life of our Bank’s deposits, and

•	our Bank’s ability to obtain deposits.
     Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of our Bank’s assets and liabilities, and the market value of all interest-earning assets, other than interest-earning assets that mature in the short term. Our Bank’s interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities. Although Hawthorn believes that its Bank’s current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of our Bank.
     Our Profitability Depends On Their Asset Quality And Lending Risks. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Hawthorn’s banking subsidiary are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. For example, recent reviews by our credit officer identified areas of concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration. Our Bank’s failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary. There is a degree of credit risk associated with any lending activity. Our Bank attempts to minimize its credit risk through loan diversification. Although our Bank’s loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri area and the level of non-performing assets is heavily dependant upon local conditions. There can be no assurance that the level of our Bank’s non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.
     Our Provision For Probable Loan Losses May Need To Be Increased. Hawthorn’s banking subsidiary makes a provision for loan losses based upon management’s analysis of probable losses in the loan portfolio and consideration of prevailing economic conditions. Our Bank may need to increase the provision for loan losses through additional provisions in the future if the financial condition of any of its borrowers deteriorates or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio, provision for loan losses, and real estate acquired by foreclosure of our Bank. Such agencies may require our Bank to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provision for probable loan losses, whether required as a result of regulatory review or initiated by Hawthorn itself, may materially alter the financial outlook of Hawthorn and its banking subsidiary.
     If We Are Unable To Successfully Compete For Customers In Our Market Area, Our Financial Condition And Results Of Operations Could Be Adversely Affected. Hawthorn’s banking subsidiary faces substantial competition in making loans, attracting deposits and providing other financial products and services. Our Bank has numerous competitors for customers in its market area.
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
     Many of these competitors have greater financial resources and name recognition, more locations, more advanced technology and more financial products to offer than our Bank. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. In addition, the Gramm-Leach-Bliley Act removes many of the remaining restrictions in federal banking law against cross-ownership between banks and other financial institutions, such as insurance companies and securities firms. The law will likely increase the number and financial strength of companies that compete directly with our Bank. The profitability of our Bank depends of its continued ability to attract new customers and compete in Missouri. New competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on our Bank’s market share of deposits and loans in our Bank’s service areas. If our Bank is unable to successfully compete, its financial condition and results of operations will be adversely affected.

     We May Experience Difficulties In Managing Our Growth And In Effectively Integrating Newly Acquired Companies. As part of our general strategy, Hawthorn may continue to acquire banks and businesses that it believes provide a strategic fit with its business. To the extent that our Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:
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
The success of our internal growth strategy will depend primarily on the ability of our banking subsidiary to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. There is no assurance that we will be successful in implementing our internal growth strategy.
     We May Be Adversely Affected By Changes In Laws And Regulations Affecting The Financial Services Industry. Banks and bank holding companies such as Hawthorn are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. The regulatory authorities have extensive discretion in connection with their supervision and enforcement activities and their examination policies, including the imposition of restrictions on the operation of a bank, the classification of assets by an institution and requiring an increase in a bank’s allowance for loan losses. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations could have a material adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.
     Our Success Largely Depends On The Efforts Of Our Executive Officers. The success of Hawthorn and its banking subsidiary has been largely dependant on the efforts of James Smith, Chairman and CEO and David Turner, President and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Messrs. Smith or Turner, or any of the other key executive officers could have a materially adverse effect on Hawthorn and its subsidiary bank.
     We Cannot Predict How Changes In Technology Will Affect Our Business. The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:
•	telecommunications

•	data processing

•	automation

•	Internet-based banking

•	telebanking

•	debit cards and so-called “smart cards”

     Our ability to compete successfully in the future will depend on whether they can anticipate and respond to technological changes. To develop these and other new technologies our Bank will likely have to make additional capital investments. Although our Bank continually invests in new technology, there can be no assurance that our Bank will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.
     Additional Factors. Additional risks and uncertainties that may affect the future results of operations, financial condition or business of our Company and its banking subsidiary include, but are not limited to: (i) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding our Bank or our Company; and (ii) changes in accounting policies and practices.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     Neither Hawthorn Bancshares nor Union State Bancshares owns or leases any property.
     On February 14, 2007, our principal offices were relocated from Jefferson City, Missouri to Hawthorn Bank’s branch located at 300 Southwest Longview Boulevard, Lee’s Summit, Missouri. The Lee’s Summit location will serve as our principal offices temporarily until permanent facilities are located in the Kansas City metropolitan area.
     The table below provides a list of our Bank’s facilities.

			Net Book Value at
			December 31,
	Approximate	Owned or	2007
Location	Square Footage	Leased	(in thousands)

8127 East 171st Street	13,000	Owned	$3,373
Belton, Missouri
4675 Gretna Road	11,000	Owned	$2,184
Branson, Missouri
1000 West Buchanan	2,270	Owned	$800
Street California, Missouri
102 North Second Street	11,524	Owned	$2,371
Clinton, Missouri
115 North Main Street	1,500	Owned	$579
Clinton, Missouri
1603 East Ohio	5,760	Owned	$816
Clinton, Missouri
1400 East Ohio Street	13,551	Owned	$4,140
Clinton, Missouri
1712 East Ohio Street	600	Leased (1)	N/A
Clinton, Missouri (inside a Wal-Mart store)
1101 North Highway 13	1,500	Owned	$46
Collins, Missouri

			Net Book Value at
			December 31,
	Approximate	Owned or	2007
Location	Square Footage	Leased	(in thousands)

1110 Club Village Drive	5,000	Owned	$2,818
Columbia, Missouri
115 South 2nd Street	4,000	Owned	$316
Drexel, Missouri
100 Plaza Drive	4,000	Owned	$707
Harrisonville, Missouri
17430 East 39th Street	4,070	Owned	$1,689
Independence, Missouri
220 West White Oak	1,800	Owned	$179
Independence, Missouri
132 East High Street	34,800	Owned	$4,754
Jefferson City, Missouri
3701 West Truman	21,000	Owned	$359
Boulevard Jefferson City, Missouri
211 West Dunklin Street	2,400	Owned	$736
Jefferson City, Missouri
800 Eastland Drive	4,100	Owned	$989
Jefferson City, Missouri
7321 South Lindbergh	1,302	Leased (2)	N/A
St. Louis, MO
300 S.W. Longview	11,700	Owned	$3,589
Boulevard Lee’s Summit, Missouri
335 Chestnut	1,580	Owned	$85
Osceola, Missouri
500 North Mott Drive,	462	Leased (3)	N/A
#103C Raymore, Missouri (in the Foxwood Springs Seniors Center)
595 VFW Memorial Drive	2,236	Owned	$115
St. Robert, Missouri
321 West Battlefield	12,500 (4)	Owned	$1,600
Springfield, Missouri
445 South Moreau	1,962	Owned	$111
Tipton, Missouri
200 West Main Street	8,900	Owned	$645
Warsaw, Missouri
1891 Commercial Drive	11,000	Owned	$2,534
Warsaw, Missouri
125 South Main	3,600	Owned	$427
Windsor, Missouri

(1)	The initial five-year term of the lease expired in January 2004, at which time our Bank exercised the first of two five-year renewal options granted to it for the lease of this facility.

(2)	The term of this lease is three years beginning March 7, 2006.

(3)	The term of this lease can be terminated at any time upon thirty days notice.

(4)	Of the 12,500 square feet of space, 6,600 square feet of space is leased to a non-affiliate.

     Management believes that the condition of each of our Bank’s facilities presently is adequate for its business and that such facilities are adequately covered by insurance.
Item 3. Legal Proceedings.
     None of Hawthorn or its subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their business.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of the holders of our Company’s common stock during the fourth quarter of the year ended December 31, 2007.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive officers of our Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
James E. Smith	63	Chairman, Chief Executive Officer and Director
David T. Turner	51	President and Director
Richard G. Rose	56	Chief Financial Officer
Kathleen L. Bruegenhemke	42	Senior Vice President and Secretary
James H. Taylor, Jr.	58	Senior Vice President and Senior Credit Officer
     The business experience of the executive officers of our Company during the last five years is as follows:
     James E. Smith has served as a director of Hawthorn Bank (or of its constituent predecessors) since 1975 and of our Company since 1997. He served as vice chairman of our Company from 1998 through March 2002 when he assumed the responsibilities of chairman and chief executive officer, as president and secretary of Hawthorn Bank from 1975 through May 2000 when he was promoted to chairman and chief executive officer, as president of a predecessor to Hawthorn Bank from January 2000 through October 2002, and as vice chairman of another predecessor to Hawthorn Bank from October 2002 through March 2007.
     David T. Turner has served as a director of Hawthorn Bank (or of its constituent predecessors) and of our Company since January 1997. Mr. Turner served as vice chairman of our Company from June 1998 through March 2002 when he assumed the position of president. From 1993 until June 1998, he served as senior vice president of our Company. Mr. Turner served as president of a predecessor to Hawthorn Bank from January 1997 through March 2002 when he assumed the position of chairman, chief executive officer and president. He served as senior vice president of that same predecessor from June 1992 through December 1996 and as its vice president from 1985 until June 1992.
     Richard G. Rose has served as Chief Financial Officer of our Company since June 2007 and Senior Vice President and Chief Financial Officer of Hawthorn Bank (or of one of its constituent predecessors) since June 2007. Mr. Rose served as Treasurer of our Company from July 1998 through June 2007 and Senior Vice President and Controller of our Bank from July 1998 through June 2007. Prior to joining Hawthorn Bank, he served as Senior Vice President and Controller of the First National Bank of St. Louis from June 1979 until June 1998.

     Kathleen L. Bruegenhemke has served as Senior Vice President and Secretary of our Company since November 1997. From January 1992 until November 1997, she served as Internal Auditor of Hawthorn Bank (or of one of its constituent predecessors). Prior to joining our Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the Federal Deposit Insurance Corporation.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in our Company’s 2007 Annual Report to Shareholders.
     We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.
Our Purchases of Equity Securities
     The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2007:

				(d) Maximum Number
	(a) Total	(b)	(c) Total Number of	(or Approximate Dollar
	Number of	Average	Shares (or Units)	Value) of Shares (or
	Shares (or	Price Paid	Purchased as Part of	Units) that May Yet Be
	Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs *

October 1-31, 2007	—	—	—	$1,280,783
November 1-30, 2007	5,000	$29.06	5,000	$1,135,483
December 1-31, 2007	—	—	—	$1,135,483
Total	5,000	$29.06	5,000	$1,135,483

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our board of directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions.

Item 6. Selected Financial Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to information under the caption “Selected Consolidated Financial Data” in our Company’s 2007 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Company’s 2007 Annual Report to Shareholders.
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
     Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•	competitive pressures among financial services companies may increase significantly,

•	costs or difficulties related to the integration of the business of Hawthorn and its acquisition targets may be greater than expected,

•	changes in the interest rate environment may reduce interest margins,

•	general economic conditions, either nationally or in Missouri, may be less favorable than expected,

•	legislative or regulatory changes may adversely affect the business in which Hawthorn and its subsidiaries are engaged,

•	technological changes may be more difficult or expensive than anticipated, and

•	changes may occur in the securities markets.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity” in our Company’s 2007 Annual Report to Shareholders; and

(ii)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in our Company’s 2007 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in our Company’s 2007 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Internal Controls Over Financial Reporting.
     Management’s Report on Internal Control Over Financial Reporting.
     Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
Hawthorn Bancshares, Inc.:
We have audited Hawthorn Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Hawthorn Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
St. Louis, Missouri
March 14, 2008
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Code of Ethics
     Our Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This Code of Business Conduct and Ethics is posted on our internet website (www.hawthornbancshares.com) under “Governance Documents” and is available for your examination. A copy of this Code will be furnished without charge upon written request to Kathleen L. Bruegenhemke, Secretary, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, Missouri 65101. Any substantive amendment to, or waiver from, a provision of this Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.
Item 11. Executive Compensation.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Executive Compensation and Related Matters” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans
     Our Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2007:

Number of securities remaining
	Number of securities to be		Weighted-average exercise	available for future issuance under
	issued upon exercise of		price of outstanding	equity compensation plans
	outstanding options,		options, warrants and	(excluding securities reflected in
Plan category	warrants and rights		rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	242,968	*	$27.23	593,845	**

Equity compensation plans not approved by security holders	-0-		-0-	-0-

Total	242,968	*	$27.23	593,845	**

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company’s incentive stock option plan.

**	Consists of 193,845 shares available for future issuance under our Company’s incentive stock option plan and 400,000 shares available for future issuance under our Company’s 2007 omnibus incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Related Party Transactions” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV
Item 15. Exhibits, Financial Statements Schedules.
     (a) Exhibits, Financial Statements and Financial Statement Schedules:
     1. Financial Statements:
     The following consolidated financial statements of our Company and reports of our Company’s independent registered public accounting firm, included in our Annual Report to Shareholders for the year ended December 31, 2007 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2007 and 2006.
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.
     2. Financial Statement Schedules:
     Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.
     3. Exhibits:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.1	Employment Agreement, dated November 3, 1997, between our Company and James E. Smith (filed as Exhibit 10.4 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).*

10.2	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

Exhibit No.	Description
10.3	Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to our Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

10.4	Relocation Agreement, dated June 20, 2007, between our Company and James H. Taylor, Jr. and Laura A. Taylor, individually and as trustees of the Taylor, Jr. Trust dated October 18, 1998 (filed as Exhibit 10.1 to our Company’s current report on Form 8-K on June 22, 2007 and incorporated herein by reference).*

10.5	Employment Agreement, dated May 31, 2005, between our Company and James H. Taylor, Jr.*

13	Our Company’s 2007 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of our Company (filed as Exhibit 14 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.
Dated: March 14, 2008	By	/s/ James E. Smith
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

Date	Signature and Title

March 14, 2008	/s/ James E. Smith James E. Smith, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

March 14, 2008	/s/ Richard G. Rose

Richard G. Rose, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

March 14, 2008	/s/ David T. Turner

David T. Turner, Director

March 14, 2008	/s/ Charles G. Dudenhoeffer, Jr.

Charles G. Dudenhoeffer, Jr., Director

March 14, 2008	/s/ Philip D. Freeman

Philip D. Freeman, Director

March 14, 2008	/s/ Kevin L. Riley

Kevin L. Riley, Director

March 14, 2008	/s/ Julius F. Wall,

Julius F. Wall, Director

March 14, 2008	/s/ Gus S. Wetzel, II

Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.
10.5	Employment Agreement, dated May 31, 2005, between our Company and James H. Taylor, Jr.

13
Our Company’s 2007 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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