Form 10-Q
period 2008-03-31
HAWTHORN BANCSHARES, INC.
filed 2008-05-12
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
As of May 12, 2008 the registrant had 4,174,495 shares of common stock, par value $1.00 per share, outstanding.
Page 1 of 38 pages
Index to Exhibits located on page 34

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Loans:	$929,567,337	$911,278,111
Less allowance for loan losses	10,007,977	9,281,848

Loans, net	919,559,360	901,996,263

Investments in available for sale debt securities, at fair value	175,302,247	151,742,455
Investments in equity securities, at cost	6,236,450	5,626,050
Federal funds sold and securities purchased under agreements to resell	289,470	664,184
Cash and due from banks	32,540,620	35,209,201
Premises and equipment	40,308,582	40,543,546
Other real estate owned and repossessed assets	2,720,175	2,337,107
Accrued interest receivable	7,368,461	8,764,196
Mortgage servicing rights	1,161,299	1,184,868
Goodwill	40,323,775	40,323,775
Intangible assets	2,642,546	2,831,540
Cash surrender value — life insurance	1,827,777	1,820,532
Other assets	3,146,549	2,760,362

Total assets	$1,233,427,311	$1,195,804,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$131,910,321	$138,355,520
Time deposits	784,881,051	782,901,771

Total deposits	916,791,372	921,257,291

Federal funds purchased and securities sold under agreements to repurchase	52,754,769	25,729,863
Subordinated notes	49,486,000	49,486,000
Other borrowed money	91,710,741	77,915,027
Accrued interest payable	4,775,222	4,723,965
Other liabilities	5,714,523	5,493,110

Total liabilities	1,121,232,627	1,084,605,256

Stockholders’ equity:
Common stock — $1 par value; 15,000,000 shares authorized; 4,298,353 issued	4,298,353	4,298,353
Surplus	22,597,178	22,530,191
Retained earnings	85,939,395	85,728,114
Accumulated other comprehensive income, net of tax	2,074,131	1,356,538
Treasury stock, 128,858 shares at cost	(2,714,373)	(2,714,373)

Total stockholders’ equity	112,194,684	111,198,823

Total liabilities and stockholders’ equity	$1,233,427,311	$1,195,804,079

See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Interest and fees on loans	$16,461,890	$15,559,314
Interest on debt securities:
Taxable	1,399,518	1,545,812
Nontaxable	477,500	500,907
Interest on federal funds sold and securities purchased under agreements to resell	33,960	312,318
Interest on interest-bearing deposits	187	34,854
Dividends and interest on equity securities	52,611	77,478

Total interest income	18,425,666	18,030,683

Interest Expense:
NOW accounts	373,758	345,782
Savings accounts	58,312	68,655
Money market accounts	1,117,311	1,323,747
Certificates of deposit:
$100,000 and over	1,621,318	1,709,604
Other time deposits	3,551,537	3,558,144
Federal funds purchased and securities sold under agreements to repurchase	375,381	346,363
Subordinated notes	850,990	892,711
Advances from Federal Home Loan Bank	932,659	641,319
Other borrowed money	—	8,658

Total interest expense	8,881,266	8,894,983

Net interest income	9,544,400	9,135,700

Provision for loan losses	1,650,000	225,000

Net interest income after provision for loan losses	7,894,400	8,910,700
Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Noninterest income:
Service charges on deposit accounts	$1,415,227	$1,279,955
Trust department income	211,756	236,372
Mortgage loan servicing fees, net	22,288	94,969
Gain on sale of mortgage loans, net	251,619	129,295
Gain (loss) on sales and calls of debt securities	2,773	(1,747)
Other	464,518	784,544

Total noninterest income	2,368,181	2,523,388

Noninterest expense:
Salaries and employee benefits	4,693,719	4,822,700
Occupancy expense	616,104	506,780
Furniture and equipment expense	555,618	580,008
Legal, examination, and professional fees	313,431	310,924
Advertising and promotion	235,610	179,609
Postage, printing and supplies	246,877	266,846
Processing expense	815,491	268,452
Amortization of intangible assets	188,994	246,054
Other	978,804	952,427

Total noninterest expense	8,644,648	8,133,800

Income before income taxes	1,617,933	3,300,288

Income taxes	531,058	993,621

Net income	$1,086,875	$2,306,667

Basic earning per share	$0.26	$0.55
Diluted earnings per share	$0.26	$0.55

Weighed average shares of common stock outstanding
Basic	4,169,495	4,169,847
Diluted	4,192,266	4,222,766

Dividends per share:
Declared	$0.21	$0.21
Paid	$0.21	$0.21
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$1,086,875	$2,306,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650,000	225,000
Depreciation expense	537,037	476,473
Net accretion of debt securities premiums and discounts	(41,003)	(12,123)
Amortization of intangible assets	188,994	246,054
Stock based compensation expense	66,987	46,191
Decrease in accrued interest receivable	1,395,735	699,313
Increase in cash surrender value — life insurance	(7,245)	(16,041)
Increase in other assets	(1,380,401)	(99,462)
Increase in accrued interest payable	51,257	165,225
Increase (decrease) in other liabilities	221,413	(8,971)
(Gain) loss on sales and calls of debt securities	(2,773)	1,747
Origination of mortgage loans for sale	(15,287,729)	(9,259,479)
Proceeds from the sale of mortgage loans held for sale	15,539,348	9,388,774
Gain on sale of mortgage loans	(251,619)	(129,295)
Loss on disposition of premises and equipment	7,910	297
Other, net	575,025	142,144

Net cash provided by operating activities	4,349,811	4,172,514

Cash flow from investing activities:
Net (increase) decrease in loans	(20,015,410)	1,145,123
Purchase of available-for-sale debt securities	(136,956,490)	(19,268,852)
Proceeds from maturities of available-for-sale debt securities	57,531,407	6,578,138
Proceeds from calls of available-for-sale debt securities	26,232,640	4,918,600
Proceeds from sales of available-for-sale debt securities	30,920,778	6,910,634
Purchase of equity securities	(966,900)	(216,400)
Proceeds from sales of equity securities	356,500	129,700
Purchase of premises and equipment	(337,883)	(2,217,296)
Proceeds from sales of premises and equipment	27,900	—
Proceeds from sales of other real estate owned and repossessions	335,245	45,075

Net cash used in investing activities	(42,872,213)	(1,975,278)

Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from financing activities:
Net decrease in demand deposits	$(6,445,199)	$(6,940,396)
Net increase (decrease) in interest-bearing transaction accounts	1,078,276	(1,390,980)
Net increase in time deposits	901,004	11,961,835
Net increase in federal funds purchased and securities sold under agreements to repurchase	27,024,906	762,859
Net decrease in interest-bearing demand notes to U.S. Treasury	—	(765,950)
Proceeds from Federal Home Loan Bank advances	70,000,000	42,000,000
Repayment of Federal Home Loan Bank advances	(56,204,286)	(49,667,731)
Cash dividends paid	(875,594)	(875,669)

Net cash provided (used) by financing activities	35,479,107	(4,916,032)

Net decrease in cash and cash equivalents	(3,043,295)	(2,718,796)
Cash and cash equivalents, beginning of period	35,873,385	53,000,566

Cash and cash equivalents, end of period	$32,830,090	$50,281,770

Supplemental disclosure of cash flow information -
Cash paid during period for:
Interest	$8,830,006	$8,729,758
Income taxes	—	—

Supplemental schedule of noncash investing activities -
Other real estate and repossessions acquired in settlement of loans	$802,313	$801,896
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2007 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2007 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of March 31, 2008 and the consolidated statements of earnings and cash flows for the three month-periods ended March 31, 2008 and 2007.
Fair Value Measurements
     Effective January 1, 2008, our Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the Financial Accounting Standards Board (FASB) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 – Inputs are unadjusted quoted prices in for identical assets or liabilities in active markets.
Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 – Inputs are unobservable inputs for the asset or liability and significant to the fair value. These may be internally developed using our Company’s best information and assumptions that a market participant would consider.
     The following disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB issued Staff Position No. FAS 157-2 (FSP No. 157-2). These include foreclosed real estate, long-lived assets, goodwill, and core deposit intangible assets which are written down to fair value upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009.
     Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value:
Available-for-sale securities
Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category our Company is required, in accordance with accounting principles generally accepted in the Unites State of America (U.S. GAAP), to carry at fair value on a recurring basis. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Loans
Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. At March 31, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based on an observable market price or current appraised value and therefore, our Company classifies these assets as nonrecurring Level 2. As of March 31, 2008, our Company identified $9.2 million in impaired loans. Of these impaired loans, $6.0 million had specific loss allowance aggregating $2.8 million.

The following table presents information about our Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by our Company to determine such fair value.

	Fair Value Measurements
	At March 31, 2008 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$175,302,247	$—	$175,302,247	$—
Impaired loans	$3,252,688	$—	$3,252,688	$—

Earnings per Share
     The following table reflects, for the three month periods ended March 31, 2008 and 2007, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	Three Months Ended
	March 31,
	2008	2007
Net income, basic and diluted	$1,086,875	$2,306,667

Average shares outstanding	4,169,495	4,169,847
Effect of dilutive stock options	22,771	52,919

Average shares outstanding including dilutive stock options	4,192,266	4,222,766

Basic earning per share	$0.26	$0.55
Diluted earnings per share	$0.26	$0.55
     Stock options that have a strike price greater than the current market price are considered anti-dilutive. For the three months ended March 31, 2008 and 2007, 26,061 and 615 shares of stock, respectively, are excluded in the calculation because their effect would be anti-dilutive.

Stock-Based Compensation
The following table summarizes our Company’s stock option activity for the three-month period ended March 31, 2008:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)
Outstanding, January 1, 2008	242,968	$27.23
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(8,539)	32.32

Outstanding, March 31, 2008	234,429	27.05	$689	6.1

Exercisable, March 31, 2008	154,355	24.56	689	5.0
     Total stock-based compensation expense was $67,000 ($41,000 after tax) and $46,000 ($30,000 after tax) for the three-month periods ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, the total unrecognized compensation expense related to non-vested stock awards was $390,000 and the related weighted average period over which it is expected to be recognized is approximately two years.
Comprehensive Income
     Comprehensive income for the three month periods ended March 31, 2008 and 2007 is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$1,086,875	$2,306,667
Other comprehensive income:
Unrealized gain on securities:
Unrealized gain on debt and equity securities available-for-sale, net of tax	715,359	234,397
Adjustment for (gain) loss on sales and calls of debt and equity securities, net of tax	(1,692)	1,136
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	3,926	11,431

Total other comprehensive income	717,593	246,964

Comprehensive income	$1,804,468	$2,553,631

Intangible Assets
     The gross carrying amount and accumulated amortization of our Company’s amortized intangible assets as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangible	$7,060,224	(4,417,678)	$7,060,224	(4,228,684)

     The aggregate amortization expense of core deposit intangible subject to amortization for the three-month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Aggregate amortization expense	$188,994	246,054

     The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
For the nine months ending December, 2008	$512,449
For year ending 2009	626,111
For year ending 2010	526,477
For year ending 2011	434,763
For year ending 2012	408,062
Mortgage Servicing Rights
     Mortgage loans serviced for others totaled approximately $208,378,000 and $215,133,000 at March 31, 2008 and 2007, respectively. Mortgage servicing rights totaled approximately $1,161,000 and $1,318,000 at March 31, 2008 and 2007, respectively. Mortgage servicing rights as a percentage of mortgage loans serviced have decreased as a result of an increase in prepayments of loans serviced.

     Changes in the balance of servicing assets related to the loans serviced by Hawthorn Bank for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$1,184,868	1,350,375
Originated mortgage servicing rights	141,678	74,885
Amortization	(165,247)	(107,770)

Balance, end of period	$1,161,299	1,317,490

Mortgage loans serviced	$208,377,675	215,132,837

Mortgage servicing rights as a percentage of loans serviced	0.56%	0.61%

     Our Company’s mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated are as follows:

Estimated amortization expense:
For the nine months ending December 31, 2008	$211,000
For year ending 2008	256,000
For year ending 2009	175,000
For year ending 2010	143,000
For year ending 2011	116,000
Income Taxes
     Effective January 1, 2007, our Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes (FIN 48). As of December 31, 2007, our Company had $957,000 of gross unrecognized tax benefits of which $645,000 would impact the effective tax rate, if recognized. There have been no material changes to this amount during 2008. It is reasonably possible that our gross unrecognized tax benefits may decrease by $208,000 during the next twelve months as a result of federal and state statutes of limitations closing for the 2004 tax year. Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri. It is our Company’s policy to record interest and penalties in income tax expense. As of March 31, 2008, interest accrued was approximately $163,000.
     Our Company’s federal and state income tax returns for 2004 to 2007 are open tax years. As of March 31, 2008, there were no federal or state income tax examinations in process.

Defined Benefit Retirement Plan
     Our Company provides a noncontributory defined benefit pension plan for all full-time employees over the age of 21 who have completed at least on year of qualified service.
     Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2008	2007
Service cost — benefits earned during the year	$848,635	$797,675
Interest cost on projected benefit obligations	447,195	364,406
Expected return on plan assets	(448,235)	(385,269)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	(52,879)	(18,152)

Pension expense — Annual	$873,344	$837,288

Pension expense — three months ended March 31 (actual)	$218,336	$213,834

Under the provisions of the Pension Protection Act of 2006 our Company may make a contribution to the defined benefit pension plan in 2008 of up to $1,000,000. Our Company has not determined if it will make a contribution during 2008.

Item 2 - Management’s Discussion and Analysis of Financial Condition
And Results of Operations
Forward-Looking Statements
     This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries, including, without limitation:
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•	competitive pressures among financial services companies may increase significantly,
•	costs or difficulties related to the integration of the business of Hawthorn and its acquisition targets may be greater than expected,
•	changes in the interest rate environment may reduce interest margins,
•	general economic conditions, either nationally or in Missouri, may be less favorable than expected,
•	legislative or regulatory changes may adversely affect the business in which Hawthorn and its subsidiaries are engaged, and
•	changes may occur in the securities markets.
     We have described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.
General
     Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank with $1.23 billion in assets and 25 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Company is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
Overview
     Through its branch network, our Company provides products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The geographic areas are defined to be communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. The products and services are offered to customers primarily within these geographical areas.
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
Critical Accounting Policies
     The impact and any associated risks related to our Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see our Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes there have been no material changes to our critical accounting policies during the first quarter of 2008.

Results of Operations
Net Income
     Net income for the three months ended March 31, 2008 of $1,087,000 decreased $1,220,000 when compared to the first quarter of 2007. Diluted earnings per common share for the first quarter of 2008 of $0.26 decreased $0.29 or 52.7% when compared to the first quarter of 2007. The decrease in net income reflects a $1,650,000 provision for loans losses for the three months ended March 31, 2008 in comparison to $225,000 provision for loan losses for the same period of 2007. See Provision for Loan Losses and Lending and Credit Management in this report for further discussion of our Company’s evaluation of risk.
Net Interest Income / Net Interest Margin
     Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $390,000 or 4.0% to $9,772,000 for the first quarter of 2008 compared to $9,382,000 for the same period of 2007. The increase in net interest income is primarily the result of the interest earned on the $114,226,000 increase in average loans from 2007 to 2008.
     Net interest income on a fully taxable equivalent basis, expressed as a percentage of average total earning assets, is referred to as net interest margin. Our Company’s net interest margin decreased 20 basis points from 3.75% for the three months ended March 31, 2007 to 3.55% for the three months ended March 31, 2008. The yield on earning assets decreased 52 basis points from 7.30% to 6.78% for the three months ended March 31, 2007 and 2008, respectively. This decrease in interest earning assets was partially offset by the 42 basis point decrease on the average rate paid on interest-bearing liabilities from 4.05% to 3.63% for the three months ended March 31, 2007 and 2008, respectively. Finally, the remaining decrease was primarily due to the contribution of noninterest-bearing demand deposits (free funds) decreasing 10 basis points from .50 at March 31, 2007 to .40 at March 31, 2008.
     The decrease in average yields earned during the first quarter of 2008 in comparison to the first quarter of 2007 primarily reflect, lower loan rates as the prime rate was lowered 200 basis points during the quarter. The sharp drop in short term rates allowed our Company to reduce interest rates paid on liabilities as well. The most significant rate cuts were seen in our Company’s money market accounts, federal funds purchased and securities sold under agreements to repurchase, jumbo certificates of deposit, and other borrowed funds.
Average Balance Sheets
     Average interest-earning assets for the three months ended March 31, 2008 were $1,103,692,000, an increase of $88,164,000 or 8.7%, compared to average interest-earning assets of $1,015,528,000 for the same period of 2007. Average loans outstanding increased approximately $114,226,000 while other earning assets decreased $26,062,000. The decrease in other earning assets reflects the use of maturing investments and federal funds sold to fund the increase in loans.
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
(Dollars expressed in thousands)

	Three Months Ended March 31,
	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid(1)	Balance	Expense	Paid(1)
ASSETS
Loans: (2) (4)	$917,800	$16,487	7.21%	$803,574	$15,585	7.87%
Investment in debt and equity securities: (3)
Government sponsored enterprises	123,844	1,381	4.47	124,896	1,521	4.94
State and municipal	51,099	698	5.48	53,806	746	5.62
Other	6,252	53	3.40	6,317	78	5.01
Federal funds sold	4,573	34	2.98	24,374	312	5.19
Interest bearing deposits in other financial institutions	124	—	—	2,561	35	5.54

Total interest earning assets	1,103,692	18,653	6.78	1,015,528	18,277	7.30
All other assets	126,890			124,595
Allowance for loan losses	(9,435)			(9,043)

Total assets	$1,221,147			$1,131,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$115,138	$373	1.30%	$107,292	$346	1.31%
Savings	43,266	58	0.54	48,220	68	0.57
Money market	174,142	1,117	2.57	152,148	1,324	3.53
Time deposits of $100,000 and over	142,880	1,622	4.55	140,111	1,710	4.95
Other time deposits	313,988	3,552	4.54	314,660	3,558	4.59

Total time deposits	789,414	6,722	3.42	762,431	7,006	3.73
Federal funds purchased and securities sold under agreements to repurchase	51,894	375	2.90	42,350	346	4.51
Interest — bearing demand notes to U.S. Treasury	—	—	—	704	9	5.08
Subordinated notes	49,486	851	6.90	49,486	893	7.32
Other borrowed money	90,053	933	4.16	56,757	641	5.42

Total interest - bearing liabilities	980,847	8,881	3.63	903,242	8,895	4.05
Demand deposits	118,944			132,912
Other liabilities	8,962			9,175

Total liabilities	1,108,753			1,045,329
Stockholders’ equity	112,394			100,821

Total liabilities and stockholders’ equity	$1,221,147			$1,146,150

Net interest income		$9,772			$9,382

Net interest margin			3.55%			3.75%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments totaled $228,000 in 2008 and $246,000 in 2007.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

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
     (Dollars expressed in thousands)

	Three Months Ended
	Compared to
	March 31, 2008 vs 2007
	Total	Change due to
	Change	Volume /3/	Rate /4/
Interest income on a fully taxable equivalent basis:

Loans:/1/	$902	2,110	(1,208)
Investment in debt and equity securities :/3/
Government sponsored enterprises	(140)	(13)	(127)
State and municipal	(48)	(37)	(11)
Other	(25)	(1)	(24)
Federal funds sold	(278)	(183)	(95)
Interest-bearing deposits	(35)	(17)	(18)

Total interest income	376	1,859	(1,483)

Interest expense:
NOW accounts	$27	25	2
Savings accounts	(10)	(7)	(3)
Money market	(207)	173	(380)
Deposits of $100 and over	(88)	34	(122)
Other time deposits	(6)	(8)	2
Federal funds purchased and securities sold under agreements to repurchase	29	179	(150)
Interest-bearing demand notes of U.S. Treasury	(9)	(4)	(5)
Subordinated debentures	(42)	—	(42)
Other borrowed money	292	462	(170)

Total interest expense	(14)	854	(868)

Net interest income on a fully taxable equivalent basis	$390	1,005	(615)

/1/	/ Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments were $228,000 and $246,000 for the three months ended 2008 and 2007, respectively.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Change in volume multiplied by yield/rate of prior period.

/4/	Change in yield/rate multiplied by volume of prior period.

Provision for Loan Losses
     The provision for loan losses was $1,650,000 and $225,000 for the three months ended March 31, 2008 and 2007 respectively. Net charge-offs were $924,000 for the first quarter of 2008 compared to $77,000 for the first quarter of 2007. The increase in the provision for loan losses for the first quarter of 2008 compared to first quarter 2007 reflects the expected loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio. While our Company’s underlying business remains strong, the recent slowdown in commercial development and construction markets has led to an increase in nonperforming assets throughout the banking industry. During the first quarter of 2008, nonperforming assets increased $4,000,000 and management continues to closely monitor the financial health of our borrowers through proactive risk management procedures. See Lending and Credit Management in this report for further discussion of our Company’s first quarter asset quality and 2008 net charge-offs.
Noninterest Income and Expense
     Noninterest income and noninterest expense for the three-month periods ended March 31, 2008 and 2007 were as follows:
(Dollars expressed in thousands)

	Three Months Ended
	March 31,		Increase (decrease)
	2008	2007	Amount	%
Noninterest Income

Service charges on deposit accounts	$1,415	$1,280	$135	10.5%
Trust department income	212	236	(24)	(10.2)
Mortgage loan servicing fees, net	22	95	(73)	(76.8)
Gain on sale of mortgage loans	252	129	123	95.3
Loss on sales and calls of debt securities	3	(2)	5	(250.0)
Other	464	785	(321)	(40.9)

	$2,368	$2,523	$(155)	(6.1)%

Noninterest Expense

Salaries and employee benefits	$4,694	$4,823	$(129)	(2.7)%
Occupancy expense	616	507	109	21.5
Furniture and equipment expense	557	580	(23)	(4.0)
Legal, examination, and professional fees	313	311	2	0.6
Advertising and promotion	235	180	55	30.6
Postage, printing and supplies	247	267	(20)	(7.5)
Processing expense	815	268	547	204.1
Amortization — CDI	189	246	(57)	(23.2)
Other	979	952	27	2.8

	$8,645	$8,134	$511	6.3%

     Noninterest income decreased $155,000 or 6.1% to $2,368,000 for the first quarter of 2008 compared to $2,523,000 for the same period of 2007. Service charges on deposit accounts increased $135,000 or 10.5% as a result of increased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Mortgage loan servicing fees decreased $73,000 or 76.8% to $22,000 compared to $95,000 as a result of both a decrease in the amount of mortgage loans serviced and an increase in the amortization of mortgage servicing rights that result from early payoffs of serviced loans. Our Company is servicing $208,378,000 of mortgage loans at March 31, 2008 compared to $215,133,000 at March 31, 2007. Gain on sale of mortgage loans increased $123,000 or 95.3% due to an increase in volume of loans originated and sold to the secondary market from approximately $9,259,000 in the first quarter of 2007 to approximately $15,288,000 for the first quarter of 2008. Even though the volume of loans originated and sold has increased over the comparable period in the prior year, our total loan servicing portfolio is declining due to both increased prepayments of existing loans and an increase in the volume of loans that are being sold on a service released basis. Our Company recognized a $3,000 gain on sales of debt securities during the first quarter of 2008 compared to a $2,000 loss on calls of debt securities during the first quarter of 2007. Other income decreased $321,000 or 40.9% during the first quarter 2008 compared to the first quarter 2007. $425,000 of the decrease represents the amount received from the sale of Osage Valley Bank’s state bank charter during the first quarter 2007 partially offset by the recovery of $114,000 in legal and collection costs as a result of a settlement of a lawsuit in our Company’s favor during the first quarter of 2008.
     Noninterest expense increased $511,000 or 6.3% to $8,645,000 for the first quarter of 2008 compared to $8,134,000 for the first quarter of 2008. Occupancy expense increased $109,000 or 21.5%, advertising and promotion increased $55,000 or 30.6%, processing expense increased $547,000 or 204.1%, and amortization of core deposit intangible asset decreased $57,000 or 23.2%. The $109,000 increase in occupancy expense reflects increased costs in opening two new branch facilities during the fourth quarter of 2007. The $55,000 increase in advertising and promotion reflects approximately $25,000 of nonrecurring costs associated with promotional gift cards given to customers, an $18,000 increase in promotional items with our new name and logo, and an $11,000 increase in corporate sponsorships. The $547,000 or 204.1% increase in processing expense reflects increased costs associated with outsourcing our Bank’s data processing operation and the installation of remote image capture systems. The $57,000 decrease in core deposit intangible amortization expense primarily reflects one of the assets became fully amortized at the end of 2007.
Income taxes
     Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 32.8% for the first quarter of 2008 compared to 30.1% for the first quarter of 2007. The increase in the effective tax rate for 2008 is due to an increase in the level of income subject to state income taxes.

Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 74.5% of total assets as of March 31, 2008 compared to 75.4% as of December 31, 2007.
     Lending activities are conducted pursuant to an established loan policy approved by our Bank’s board of Directors. Our Bank’s credit review process is comprised of a regional loan committee with an established approval limit. In addition, a senior loan committee reviews all credit relationships in aggregate over an established dollar amount. The senior loan committee meets weekly and is comprised of senor managers of our Bank.
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At March 31, 2008, our Company was servicing approximately $208,378,000 of loans sold to the secondary market.
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
     Currently, loans in excess of $1,000,0000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed by a senior loan committee. On a monthly basis, the senior loan committee reviews past due, “classified”, and “watch list” loans in order to classify such loans as “loans requiring attention,” “substandard,” “doubtful,” or “loss”. During this review, management also determines what loans should be considered “impaired”. As mentioned in the Fair Value Measurement footnote, management follows the guidance provided in SFAS 114 in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114 based on the fair value of the underlying collateral. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
     The allowance for loan losses was decreased by net loan charge-offs of $924,000 for the first quarter of 2008 compared to $77,000 for the first quarter of 2007. The allowance for loan losses was increased by a provision charged to expense of $1,650,000 for the first quarter of 2008. That compares to a provision of $225,000 for the first quarter of 2007.

     The balance of the allowance for loan losses was $10,008,000 at March 31, 2008 compared to $9,282,000 at December 31, 2007 and $9,164,000 at March 31, 2007. The allowance for loan losses as a percent of outstanding loans was 1.08% at March 31, 2008 compared to 1.02% at December 31, 2007 and 1.13% at March 31, 2007.
     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $10,249,000 or 1.10% of total loans at March 31, 2008 compared to $6,085,000 or 0.67% of total loans at December 31, 2007. Detail of those balances plus other real estate and repossessions is as follows:
(Dollars expressed in thousands)

	March 31, 2008		December 31, 2007
		% of Gross		% of Gross
	Balance	Loans	Balance	Loans
Nonaccrual loans:
Commercial	$5,741	0.62%	$2,332	0.33%
Real estate:
Construction	1,378	0.15	866	0.10
Mortgage	1,078	0.12	1,309	0.07
Consumer	42	—	32	—

	8,239	0.89	4,539	0.50

Loans contractually past-due 90 days or more and still accruing:
Commercial	159	0.02	265	0.06
Real estate:
Construction	143	0.02	158	0.02
Mortgage	1,611	0.16	1,053	0.08
Consumer	97	0.01	70	0.01

	2,010	0.21	1,546	0.17

Restructured loans	—	—	—	—

Total nonperforming loans	10,249	1.10%	6,085	0.67%

Other real estate	2,720		2,337
Repossessions	—		—

Total nonperforming assets	$12,969		$8,422

     The allowance for loan losses was 97.7% of nonperforming loans at March 31, 2008 compared to 152.5% of nonperforming loans at December 31, 2007. The $4,164,000 increase in nonperforming loans is primarily represented by one commercial credit of approximately $3,700,000. This loan had previously been classified as impaired but still accruing. Our Company had allocated $2,250,000 of the allowance for loan losses to this credit as of December 31, 2007. This specific allowance has not changed during the first quarter of 2008.
     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of the loans was approximately $152,000 and $697,000 for the three months ended March 31, 2008 and 2007, respectively.
     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $936,000 of additional loans as being impaired at March 31, 2008. The average balance of nonaccrual and other impaired loans for the first three months of 2008 was approximately $9,117,000. At December 31, 2007, the balance of nonaccrual and other impaired loans was $8,565,000. At March 31, 2008, the portion of the allowance for loan losses allocated to impaired loans was $2,784,000 compared to $3,256,000 at December 31, 2007. The balance of impaired loans with no specific loan loss allocations was approximately $3,139,000 at March 31, 2008 compared to approximately $500,000 at December 31, 2007.
     As of March 31, 2008 and December 31, 2007 approximately $17,179,000 and $11,645,000 of loans, respectively, not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $5,534,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems as well as some deterioration in collateral value. Management elected to allocate non-specific allowances to these credits based upon the inherent risk present at March 31, 2008. This increase in allowances was the result of our Company’s internal loan review process and by recommendations of a current FDIC examination. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once a loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
     The allowance for loan losses is available to absorb probable loan losses regardless of the category of loan to be charged off. The allowance for loan losses consists of three components: asset-specific allowances, allowances based on expected loss estimates, and unallocated allowances.
     The asset-specific component applies to loans evaluated individually for impairment and is based on management’s best estimate of proceeds from liquidating collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management’s estimate.
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
     At March 31, 2008, management allocated $9,172,000 of the $10,008,000 total allowance for loan losses to specific loans and loan categories and $836,000 was unallocated. At December 31, 2007, management allocated $8,644,000 of the $9,282,000 total allowance for loan losses to specific loans and loan categories and $638,000 was unallocated. Due to current economic conditions that may impact our borrowers’ ability to service their loans, management believes the increase in the unallocated portion of the allowance for loan losses is appropriate. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the March 31, 2008 overall allowance for loan losses is adequate.
     Our Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, our Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table.
Financial Condition
     Total assets increased $37,623,000 or 3.2% to $1,233,427,000 at March 31, 2008 compared to $1,195,804,000 at December 31, 2007. Total liabilities increased $36,627,000 or 3.4% to $1,121,232,000 compared to $1,084,605,000 at December 31, 2007. Stockholders’ equity increased $996,000 or 1.0% to $112,195,000 compared to $111,199,000 at December 31, 2007.
     Loans increased $18,289,000 to $929,567,000 at March 31, 2008 compared to $911,278,000 at December 31, 2007. Commercial loans increased $1,686,000; real estate construction loans increased $11,547,000; real estate mortgage, which consists of both commercial and residential real estate, loans increased $9,318,000; and consumer loans decreased $4,262,000. The increase in construction loans during the first quarter was primarily due to the repurchase of loans that our Company had originated and sold to other financial institutions. As a result of the consolidation of our Company’s bank charters during 2007 and the resultant increase in our legal lending limit, our Company decided to bring these earning assets back into our portfolio. The increase in real estate mortgage loans primarily reflects increased loans to farmers for purchase of land, as well as financing of income producing properties. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers’ financing programs which generally tend to offer more favorable financing rates than our Company. Our Company has chosen not to aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio has declined.
     Investment in debt securities classified as available-for-sale increased $23,560,000 or 15.5% to $175,302,000 at March 31, 2008 compared to $151,742,000 at December 31, 2007. Investments classified as available-for-sale are carried at fair value. During 2008 the market valuation account increased $1,244,000 from $1,135,000 at December 31, 2007 to $2,379,000 to reflect the fair value of available-for-sale investments at March 31, 2008 and the net after tax increase resulting from the change in the market valuation adjustment of $714,000 increased the stockholders’ equity component from $737,000 at December 31, 2007 to $1,451,000 at March 31, 2008.
     Investment in equity securities increased $610,000 or 10.9% to $6,236,000 at March 31, 2008 compared to $5,626,000 at December 31, 2007. The increase reflects net purchases of Federal Home Loan Bank stock resulting from additional Federal Home Loan Bank borrowings.
     At December 31, 2007 the market valuation account for the available-for-sale investments of $1,135,000 increased the carrying value of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $737,000 was reflected as a separate component of stockholders’ equity.
     Although all securities are classified as available-for-sale and have on occasion been sold prior to maturity to meet liquidity needs or to improve portfolio yields, management has the ability and intent to hold securities until maturity and expects that the securities will be redeemed at par. Therefore management does not consider any of the securities, with fair value less than amortized cost, to be other than temporarily impaired.
     Cash and cash equivalents, which consist of cash, due from banks and Federal funds sold, decreased $3,043,000 or 8.5% to $32,830,000 at March 31, 2008 compared to $35,873,000 at December 31, 2007. Further discussion of this decrease may be found in the section of this report titled “Sources and Uses of Funds”.
     Premises and equipment decreased $235,000 or 0.6% to $40,309,000 at March 31, 2008 compared to $40,544,000 at December 31, 2007. The decrease reflects purchases of premises and equipment of $338,000 offset by depreciation expense of $537,000.
     Total deposits decreased $4,466,000 or 0.5% to $916,791,000 at March 31, 2008 compared to $921,257,000 at December 31, 2007. This decrease in deposits reflects lower interest rates in the markets with customers seeking other investment alternative in the current rate environment.

     Federal funds purchased and securities sold under agreements to repurchase increased $27,025,000 or 105.0% to $52,755,000 at March 31, 2008 compared to $25,730,000 at December 31, 2007. $24,000,000 of the increase represents a new term repurchase agreement held for a public fund.
     Other borrowed money increased $13,796,000 or 17.7% to $91,711,000 at March 31, 2008 compared to $77,915,000 at December 31, 2007. The increase reflects a net increase in Federal Home Loan Bank advances.
     Stockholders’ equity increased $996,000 or 1.0% to $112,195,000 at March 31, 2008 compared to $111,199,000 at December 31, 2007. The increase in stockholders’ equity reflects net income of $1,087,000 less dividends declared of $876,000, a $714,000 change in unrealized holding gains, net of taxes, on investment in debt and equity securities available-for-sale, $4,000 amortization of net gain and prior service cost for defined benefit plan, and a $67,000 increase, net of taxes, related to stock option compensation expense.
     No material changes in our Company’s liquidity or capital resources have occurred since December 31, 2007.
Liquidity and Capital Resources
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
     Our Company’s Asset/Liability Committee (ALCO), primarily made up of senior management, have direct oversight responsibility for our Company’s liquidity position and profile. A combination of daily, weekly and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital and exposure to contingent draws on our Company’s liquidity.
     Our Company has a number of sources of funds to meet liquidity needs on a daily basis. The deposit base, consisting of consumer and commercial deposits and large dollar denomination ($100,000 and over) certificates of deposit, is a source of funds.
     Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. In addition, our Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, our Bank has access to credit products of the FHLB. At March 31, 2008, the amount of available credit from the FHLB totaled $78,802,000. As of March 31, 2008, our Bank had $91,711,000 in outstanding borrowings with the FHLB. Under agreements with unaffiliated banks, our Bank may borrow up to $75,000,000 in federal funds on an unsecured basis and $7,000,000 on a secured basis at March 31, 2008. As of March 31, 2008, our Bank had $4,945,000 in federal funds purchased. Finally, our Company has a

$20,000,000 line of credit with a correspondent bank that had no balance outstanding as of March 31, 2008.
Sources and Uses of Funds
     For the three months ended March 31, 2008 and 2007, net cash provided by operating activities was $4,350,000 and $4,173,000, respectively. $1,220,000 of the decrease in net cash provided by operating activities reflects a lower level of net income. Offsetting the decrease in net income was a $1,425,000 increase in cash provided by the increased loan loss provision and a $696,000 increase cash provided by a decrease in accrued interest receivable.
     Net cash used in investing activities was $42,872,000 in 2008 versus $1,975,000 in 2007. The primary increase in cash used in investing activities reflects a $21,410,000 increase of purchases of debt securities net of proceeds received from calls and sales of debt securities and an $18,870,000 net increase in loans.
     Net cash provided by financing activities was $35,479,000 in 2008 versus net cash used of $4,916,000 in 2007. Our Company experienced a $1,979,000 increase in interest bearing transactions accounts and time deposits in 2008 compared to a $10,571,000 increase during the same period in 2007. Our Company experienced a net increase in Federal Home Loan Bank borrowings of $13,796,000 during the first three months of 2008 compared $7,668,000 decrease during the same time period 2007. In addition federal funds sold and securities sold under agreements to repurchase increased $27,025,000 in 2008 compared to a $763,000 increase in 2007.
Regulatory Capital
     Our Company and our Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our Company’s consolidated financial statements. Under capital adequacy guidelines, our Company and our Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of our Company and our Bank are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.
     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of March 31, 2008 and December 31, 2007, our Company and our Bank each meet all capital adequacy requirements to which they are subject.

     The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.
(dollars in thousands):

	March 31, 2008
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company	$125,163	13.17%	$76,025	8.00%	—	—%
Hawthorn Bank	116,558	12.28	75,938	8.00	94,923	10.00

Tier I capital (to risk-weighted assets):
Company	104,553	11.00	38,012	4.00	—	—
Hawthorn Bank	106,550	11.22	37,969	4.00	56,954	6.00

Tier I capital (to adjusted average assets):
Company	104,553	8.87	35,356	3.00	—	—
Hawthorn Bank	106,550	9.07	35,255	3.00	58,758	5.00

	December 31, 2007
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company	$123,970	13.24%	$74,925	8.00%	—	—%
Hawthorn Bank	115,395	12.35	74,740	8.00	93,425	10.00

Tier I capital (to risk-weighted assets):
Company	103,754	11.08	37,463	4.00	—	—
Hawthorn Bank	106,113	11.36	37,370	4.00	56,055	6.00

Tier I capital (to adjusted average assets):
Company	103,754	9.12	34,148	3.00	—	—
Hawthorn Bank	106,113	9.33	34,126	3.00	56,876	5.00
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the quarter ended March 31, 2008, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

     The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2008:
(dollars in thousands):

						Over
						5 years or
						no stated
	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investments in debt and equity securities	$81,305	24,248	12,311	7,470	37,781	18,424	181,539
Interest-bearing deposits	133	—	—	—	—	—	133
Federal funds sold and securities purchased under agreements to resell	289	—	—	—	—	—	289
Loans	492,481	128,723	167,280	37,575	66,316	37,192	929,567

Total	$574,208	152,971	179,591	45,045	104,097	55,616	1,111,528

LIABILITIES

Savings, Now deposits	$—	56,499	—	56,499	—	—	112,998
Rewards checking, Super Now, money market deposits	223,950						223,950
Time deposits	380,710	44,616	19,259	5,821	3,895	77	454,378
Federal funds purchased and securities sold under agreements to repurchase	52,755	—	—	—	—	—	52,755
Subordinated notes	25,774	—	23,712	—	—	—	49,486
Other borrowed money	59,153	11,007	20,754	472	254	71	91,711

Total	$742,342	112,122	63,725	62,792	4,149	148	985,278

Interest-sensitivity GAP
Periodic GAP	$(168,134)	40,849	115,866	(17,747)	99,948	55,468	126,250

Cumulative GAP	$(168,134)	(127,285)	(11,419)	(29,166)	70,782	126,250	126,250

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.77	1.36	2.82	0.72	25.09	375.78	1.13
Cumulative GAP	0.77	0.85	0.99	0.97	1.07	1.13	1.13

Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Impact of New Accounting Pronouncements
     Effective January 1, 2008, our Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the Financial Accounting Standards Board (FASB) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In March 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Our Company is currently evaluating the impact of adopting Statement 141R and SFAS160 on its results of operations and financial position. However, it is not expected to have a material impact on our Company’s financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives our Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for our Company’s 2008 fiscal year. Our Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.
     In September 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 provides guidance on the accounting for arrangements in which an employer owns and controls the insurance policy and has agreed to share a portion of the cash surrender value and/or death benefit with the employee. This guidance requires an employer to record a postretirement benefit, in accordance with FASB Statement No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion-1967, if there is an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period. The provisions of EITF 06-4 were adopted by our Company on January 1, 2008. The adoption of EITF 06-4 did not have a material impact on our Company’s financial position or results of operations.

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

HAWTHORN BANCSHARES, INC.

Date

May 12, 2008	/s/ James E. Smith James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal
Executive Officer)

May 12, 2008	/s/ Richard G. Rose Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
March 31, 2008 Form 10-Q

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
		**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

**	Incorporated by reference.