Form 10-Q
period 2008-06-30
HAWTHORN BANCSHARES, INC.
filed 2008-08-08
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
As of August 08, 2008 the registrant had 4,159,495 shares of common stock, par value $1.00 per share, outstanding.

Page 1 of 44 pages
Index to Exhibits located on page 40

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Loans:	$970,661,124	$911,278,111
Less allowance for loan losses	11,131,032	9,281,848

Loans, net	959,530,092	901,996,263

Investments in available for sale debt securities, at fair value	144,079,342	151,742,455
Investments in equity securities, at cost	9,065,350	5,626,050
Federal funds sold and securities purchased under agreements to resell	104,603	664,184
Cash and due from banks	34,584,453	35,209,201
Premises and equipment	40,054,133	40,543,546
Other real estate owned and repossessed assets	3,044,707	2,337,107
Accrued interest receivable	7,369,944	8,764,196
Mortgage servicing rights	1,184,110	1,184,868
Goodwill	40,323,775	40,323,775
Intangible assets	2,467,183	2,831,540
Cash surrender value — life insurance	1,845,867	1,820,532
Other assets	3,979,654	2,760,362

Total assets	$1,247,633,213	$1,195,804,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$124,568,386	$138,355,520
Time deposits	772,091,295	782,901,771

Total deposits	896,659,681	921,257,291

Federal funds purchased and securities sold under agreements to repurchase	46,617,509	25,729,863
Subordinated notes	49,486,000	49,486,000
Other borrowed money	134,457,559	77,915,027
Accrued interest payable	4,560,347	4,723,965
Other liabilities	4,866,300	5,493,110

Total liabilities	1,136,647,396	1,084,605,256

Stockholders’ equity:
Common stock — $1 par value; 15,000,000 shares authorized; 4,298,353 issued	4,298,353	4,298,353
Surplus	22,634,232	22,530,191
Retained earnings	86,383,362	85,728,114
Accumulated other comprehensive income, net of tax	653,948	1,356,538
Treasury stock, 138,858 and 128,858, respectively, shares at cost	(2,984,078)	(2,714,373)

Total stockholders’ equity	110,985,817	111,198,823

Total liabilities and stockholders’ equity	$1,247,633,213	$1,195,804,079

See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$15,312,073	$15,958,870	$31,773,963	$31,518,184
Interest on debt securities:
Taxable	1,324,771	1,421,368	2,724,289	2,967,180
Nontaxable	404,297	498,992	881,797	999,899
Interest on federal funds sold and securities purchased under agreements to resell	10,266	145,538	44,226	457,856
Interest on interest-bearing deposits	102	11,366	289	46,220
Dividends and interest on equity securities	69,797	101,038	122,408	178,516

Total interest income	17,121,306	18,137,172	35,546,972	36,167,855

Interest Expense:
NOW accounts	251,889	315,089	625,647	660,871
Savings accounts	57,170	67,504	115,482	136,159
Money market accounts	714,263	1,354,347	1,831,574	2,678,094
Certificates of deposit:
$100,000 and over	1,464,699	1,716,956	3,086,017	3,426,560
Other time deposits	3,194,119	3,701,396	6,745,656	7,259,540
Federal funds purchased and securities sold under agreements to repurchase	277,658	356,642	653,039	703,005
Subordinated notes	731,932	898,022	1,582,922	1,790,733
Advances from Federal Home Loan Bank	913,422	640,125	1,846,081	1,281,444
Other borrowed money	—	2,074	—	10,732

Total interest expense	7,605,152	9,052,155	16,486,418	17,947,138

Net interest income	9,516,154	9,085,017	19,060,554	18,220,717

Provision for loan losses	1,300,000	154,216	2,950,000	379,216

Net interest income after provision for loan losses	8,216,154	8,930,801	16,110,554	17,841,501
Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Noninterest income:
Service charges on deposit accounts	$1,584,673	$1,305,612	$2,999,900	$2,585,567
Trust department income	194,118	192,179	405,874	428,551
Mortgage loan servicing fees, net	11,918	94,823	34,206	189,792
Gain on sale of mortgage loans, net	301,175	212,208	552,794	341,503
Gain (loss) on sales and calls of debt securities	—	—	2,773	(1,747)
Other	229,887	1,044,819	694,405	1,829,544

Total noninterest income	2,321,771	2,849,641	4,689,952	5,373,210

Noninterest expense:
Salaries and employee benefits	4,484,595	4,847,063	9,178,314	9,669,763
Occupancy expense	584,676	485,515	1,200,780	992,295
Furniture and equipment expense	704,990	579,607	1,268,518	1,159,796
Legal, examination, and professional fees	212,566	600,166	525,997	911,090
Advertising and promotion	275,525	249,356	511,135	428,965
Postage, printing and supplies	303,769	292,440	550,646	559,286
Processing expense	737,419	285,354	1,552,910	553,806
Amortization of intangible assets	175,363	230,585	364,357	476,639
Other	1,146,979	875,075	2,117,873	1,827,502

Total noninterest expense	8,625,882	8,445,161	17,270,530	16,579,142

Income before income taxes	1,912,043	3,335,281	3,529,976	6,635,569

Income taxes	594,583	972,253	1,125,641	1,965,874

Net income	$1,317,460	$2,363,028	$2,404,335	$4,669,695

Basic earning per share	$0.32	$0.57	$0.58	$1.12
Diluted earnings per share	$0.31	$0.56	$0.57	$1.11

Weighed average shares of common stock outstanding
Basic	4,166,638	4,170,003	4,168,066	4,169,925
Diluted	4,187,907	4,214,670	4,190,026	4,218,223

Dividends per share:
Declared	$0.21	$0.21	$0.42	$0.42
Paid	$0.21	$0.21	$0.42	$0.42
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$2,404,335	$4,669,695
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,950,000	379,216
Depreciation expense	1,080,479	952,255
Net accretion of debt securities premiums and discounts	(92,109)	(22,215)
Amortization of intangible assets	364,357	476,639
Stock based compensation expense	104,041	106,678
Decrease in accrued interest receivable	1,394,252	327,868
Increase in cash surrender value — life insurance	(25,335)	(38,085)
Increase in other assets	(417,834)	(326,322)
Increase (decrease) in accrued interest payable	(163,618)	317,405
Increase (decrease) in other liabilities	(626,810)	734,976
(Gain) loss on sales and calls of debt securities	(2,773)	1,747
Origination of mortgage loans for sale	(31,878,936)	(16,508,000)
Proceeds from the sale of mortgage loans held for sale	32,431,727	16,849,503
Gain on sale of mortgage loans	(552,791)	(341,503)
Loss on disposition of premises and equipment	108,941	1,064
Other, net	(259,535)	(192,512)

Net cash provided by operating activities	6,818,391	7,388,409

Cash flow from investing activities:
Net increase in loans	(62,011,250)	(26,195,306)
Purchase of available-for-sale debt securities	(192,141,107)	(32,750,173)
Proceeds from maturities of available-for-sale debt securities	132,855,429	27,229,313
Proceeds from calls of available-for-sale debt securities	35,032,640	9,888,600
Proceeds from sales of available-for-sale debt securities	30,920,778	6,910,634
Purchase of equity securities	(3,934,100)	(344,400)
Proceeds from sales of equity securities	494,800	976,850
Purchase of premises and equipment	(727,907)	(4,571,307)
Proceeds from sales of premises and equipment	27,900	18,000
Proceeds from sales of other real estate owned and repossessions	666,321	899,962

Net cash used in investing activities	(58,816,496)	(17,937,827)

Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from financing activities:
Net decrease in demand deposits	$(13,787,134)	$(70,243)
Net increase (decrease) in interest-bearing transaction accounts	(9,219,913)	16,503,724
Net increase (decrease) in time deposits	(1,590,563)	859,518
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	20,887,646	(3,862,835)
Net decrease in interest-bearing demand notes to U.S. Treasury	—	(1,735,638)
Proceeds from Federal Home Loan Bank advances	192,300,000	73,000,000
Repayment of Federal Home Loan Bank advances	(135,757,468)	(70,980,555)
Cash dividends paid	(1,749,087)	(1,751,336)
(Purchase) sale of treasury stock	(269,705)	23,123

Net cash provided by financing activities	50,813,776	11,985,758

Net increase (decrease) in cash and cash equivalents	(1,184,329)	1,436,340
Cash and cash equivalents, beginning of period	35,873,385	53,000,566

Cash and cash equivalents, end of period	$34,689,056	$54,436,906

Supplemental disclosure of cash flow information -
Cash paid during period for:
Interest	$16,650,036	$17,629,733
Income taxes	1,800,000	1,552,000

Supplemental schedule of noncash investing activities -
Other real estate and repossessions acquired in settlement of loans	$1,527,721	$801,896
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
          These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2007 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2007 as Exhibit 13.
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of June 30, 2008 and the consolidated statements of earnings and cash flows for the three and six month-periods ended June 30, 2008 and 2007.
Fair Value Measurements
          Effective January 1, 2008, our Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the Financial Accounting Standards Board (FASB) clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

The fair value hierarchy is as follows:
Level 1 – Inputs are unadjusted quoted prices for identical assets or liabilities in active markets.
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
          The following disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB issued Staff Position No. FAS 157-2 (FSP No. 157-2). These include foreclosed real estate, long-lived assets, goodwill, and core deposit intangible assets which are written down to fair value upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009. Our Company does not expect the adoption of the remaining provisions of this statement to have a material effect on our financial statements.
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
Loans
Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. At June 30, 2008, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based on an observable market price or current appraised value and therefore, our Company classifies these assets as nonrecurring Level 2. As of June 30, 2008, our Company identified $20.2 million in impaired loans. These impaired loans had specific loss allowances aggregating $5.2 million.

The following table presents information about our Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by our Company to determine such fair value.

	Fair Value Measurements
	At June 30, 2008 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for-Sa le Securities	$144,079,342	$—	$144,079,342	$—
Impaired loans	$14,978,925	$—	$14,978,925	$—

Earnings per Share
          The following table reflects, for the three and six month periods ended June 30, 2008 and 2007, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June, 30
	2008	2007	2008	2007
Net income, basic and diluted	$1,317,460	$2,363,028	$2,404,335	$4,669,695

Average shares outstanding	4,166,638	4,170,003	4,168,066	4,169,925
Effect of dilutive stock options	21,269	44,667	21,960	48,298

Average shares outstanding including dilutive stock options	4,187,907	4,214,670	4,190,026	4,218,223

Basic earning per share	$0.32	$0.57	$0.58	$1.12
Diluted earnings per share	$0.31	$0.56	$0.57	$1.11
          Stock options that have a strike price greater than the current market price are considered anti-dilutive. For the three months ended June 30, 2008 and 2007, 32,157 and 3,259 shares of stock, respectively, are excluded in the calculation because their effect would be anti-dilutive. For the six months ended June 30, 2008 and 2007, 28,774 and 1,283 shares of stock, respectively, are excluded in the calculation because their effect would be anti-dilutive.

Stock-Based Compensation
The following table summarizes our Company’s stock option activity for the six-month period ended June 30, 2008:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)
Outstanding, January 1, 2008	242,968	$27.23
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(9,142)	32.16

Outstanding, June 30, 2008	233,826	27.04	$412	5.9

Exercisable, June 30, 2008	173,851	25.46	412	5.2
          Total stock-based compensation expense was $37,000 and $104,000 for the three and six-month periods ended June 30, 2008, respectively. Total stock-based compensation expense was $61,000 and $107,000 for the three and six-month periods ended June 30, 2007, respectively.
          As of June 30, 2008, the total unrecognized compensation expense related to non-vested stock awards was $352,000 and the related weighted average period over which it is expected to be recognized is approximately two years.
Comprehensive Income
          Comprehensive income for the three and six-month periods ended June 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,317,460	$2,363,028	$2,404,335	$4,669,695
Other comprehensive loss:
Unrealized gain on securities:
Unrealized loss on debt and equity securities available-for-sale, net of tax	(1,424,109)	(676,768)	(708,750)	(442,371)
Adjustment for (gain) loss on sales and calls of debt and equity securities, net of tax	—	—	(1,692)	1,136
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	3,926	11,431	7,852	22,862

Total other comprehensive loss	(1,420,183)	(665,337)	(702,590)	(418,373)

Comprehensive income (loss)	$(102,723)	$1,697,691	$1,701,745	$4,251,322

Goodwill and Intangible Assets
          In accordance with SFAS No. 142, our Company’s goodwill is tested annually for potential impairment. SFAS No. 142 has a two-step process to test goodwill for impairment. The first step is to compare our Company’s fair value, including goodwill, to its carrying value. If the fair value is less than the carrying value, a second step is required. Under the second step, the fair value of all our Company’s assets would be estimated to determine the amount of impairment, that is, the amount by which the carrying amount exceeded the fair value. Our Company normally tests goodwill for impairment as of year-end. However in light of current economic and financial market conditions, our Company performed an interim goodwill impairment analysis and determined that at June 30, 2008 the fair value of our Company exceeded the carrying value and therefore goodwill was not impaired. As such, step two of the goodwill impairment test was not necessary and no impairment loss was recognized. Subsequent to quarter end, our Company’s stock price has fluctuated significantly from a high price of $26.48 to a low price of $19.27. Our Company will continue to monitor these market conditions during the third quarter for potential impairment of goodwill. If, in future periods, management determines that the fair value of our Company is less than our Company’s carrying value and that it is not probable that the fair value will recover to the carrying value, our Company would record a charge to earnings to reflect the impairment of goodwill.
          The gross carrying amount and accumulated amortization of our Company’s amortized intangible assets as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangible	$7,060,224	(4,593,041)	$7,060,224	(4,228,684)

          The aggregate amortization expense of core deposit intangible subject to amortization for the three-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Aggregate amortization expense	$175,363	230,585	$364,357	476,639

          The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
For the six months ending December 31, 2008	$337,086
For year ending 2009	626,111
For year ending 2010	526,477
For year ending 2011	434,763
For year ending 2012	408,062

Mortgage Servicing Rights
          Mortgage loans serviced for others totaled approximately $211,421,000 and $210,636,000 at June 30, 2008 and 2007, respectively. Mortgage servicing rights totaled approximately $1,184,000 and $1,263,000 at June 30, 2008 and 2007, respectively. Mortgage servicing rights as a percentage of mortgage loans serviced have decreased as a result of an increase in prepayments of loans serviced.
          Changes in the balance of servicing assets related to the loans serviced by Hawthorn Bank for the periods indicated are as follows:

	Six Months Ended
	June 30,
	2008	2007
Balance, beginning of period	$1,184,868	1,350,375
Originated mortgage servicing rights	346,766	138,019
Amortization	(347,524)	(224,955)

Balance, end of period	$1,184,110	1,263,439

Mortgage loans serviced	$211,420,928	210,636,388

Mortgage servicing rights as a percentage of loans serviced	0.56%	0.60%

          Our Company’s mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated are as follows:

Estimated amortization expense:
For the six months ending December 31, 2008	$32,500
For year ending 2009	260,000
For year ending 2010	178,000
For year ending 2011	145,000
For year ending 2012	118,000
Income Taxes
          As of December 31, 2007, our Company had $957,000 of gross unrecognized tax benefits of which $645,000 would impact the effective tax rate, if recognized. There have been no material changes to this amount during 2008. It is reasonably possible that our gross unrecognized tax benefits may decrease by $208,000 during the next twelve months as a result of federal and state statutes of limitations closing for the 2004 tax year. Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri. It is our Company’s policy to record interest and penalties in income tax expense. As of June 30, 2008, interest accrued was approximately $186,000.
          Our Company’s federal and state income tax returns for 2004 to 2007 are open tax years. As of June 30, 2008, there were no federal or state income tax examinations in process.
Defined Benefit Retirement Plan
          Our Company provides a noncontributory defined benefit pension plan for all full-time employees over the age of 21 who have completed at least on year of qualified service.
          Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2008	2007
Service cost — benefits earned during the year	$848,635	$797,675
Interest cost on projected benefit obligations	447,195	364,406
Expected return on plan assets	(448,235)	(385,269)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	(52,879)	(18,152)

Pension expense — Annual	$873,344	$837,288

Pension expense — three months ended June 30 (actual)	$218,336	$213,834

Pension expense — six months ended June 30 (actual)	$436,673	$427,668

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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•	competitive pressures among financial services companies may increase significantly,
•	changes in the interest rate environment may reduce interest margins,
•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•	increases in non-performing assets in our loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•	costs or difficulties related to the integration of the business of Hawthorn and its acquisition targets may be greater than expected,
•	legislative or regulatory changes may adversely affect the business in which Hawthorn and its subsidiaries are engaged, and
•	changes may occur in the securities markets.
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
General
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our

Company conducts operations primarily through our Bank. Our Bank, a state charted bank has $1.24 billion in assets and 25 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Company is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
Overview
          Through its branch network, our Company provides products and services in four defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. Loans include real estate, commercial, installment, and other consumer loans. Other financial services include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The geographic areas include communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. The products and services are offered to customers primarily within these geographical areas.
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
Credit Risk Environment
          During the first half of 2008, our Bank continued to experience increases in non-performing assets in our commercial lending, commercial real estate, and real estate construction portfolios. As a result, our Bank increased the provision for loan losses significantly in the second quarter and the first six months of 2008. Many of these loans are tied to companies that are in housing related industries. Management expects that the difficult housing environment as well as deteriorating economic conditions may continue to impact these segments of our portfolio which may result in additional elevated levels of provisions for loan losses in future periods.
Goodwill Impairment
          In accordance with SFAS No. 142, our Company’s goodwill is tested annually for potential impairment. Our Company normally tests goodwill for impairment as of year-end. However in light of current economic and financial market conditions, our Company performed an interim goodwill impairment analysis and determined that at June 30, 2008 the fair value of our Company exceeded the carrying value and therefore goodwill was not impaired. Our Company will continue to monitor these market conditions during future periods for potential impairment of goodwill.
Critical Accounting Policies
          The impact and any associated risks related to our Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see our Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes there have been no material changes to our critical accounting policies during the first six months of 2008.
Results of Operations
     Net Income
          Net income for the three months ended June 30, 2008 of $1,317,000 decreased $1,046,000 or 44.3% when compared to the second quarter of 2007. Diluted earnings per common share for the second quarter of 2008 of $0.31 decreased $0.25 or 44.6% when compared to the second quarter of 2007. The decrease in net income results primarily from a $1,300,000 provision for loan losses for the three months ended June 30, 2008 in comparison to a $154,000 provision for loan losses for the same period in 2007.
          Net income for the six months ended June 30, 2008 of $2,404,000 decreased $2,265,000 or 48.5% when compared to the same period in 2007. Diluted earnings per common share for the first six months of 2008 of $0.57 decreased $0.54 or 48.6% when compared to the same period in 2007. The decrease in net income again results primarily from a $2,950,000 provision for loans losses for the six months ended June 30, 2008 in comparison to a $379,000 provision for loan losses for the same period of 2007. See Provision for Loan Losses and Lending and Credit Management in this report for further discussion of our Company’s evaluation of risk.
     Net Interest Income / Net Interest Margin
          Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $410,000 or 4.4% to $9,734,000 for the second quarter of 2008 compared to $9,324,000 for the same period of 2007. Interest earned on interest earning assets decreased by $1,037,000 primarily as a result of a 100 basis point decrease in the average rate earned of 7.22% in 2007 versus 6.22% in 2008. This decrease was partially offset by an increase in average earning assets of $98,044,000. However a decrease of $1,447,000 in interest expense on interest bearing liabilities more than offset the decrease in interest income. The rate paid on interest bearing liabilities decreased from 4.06% in 2007 to 3.08% in 2008.
          Net interest income on a fully taxable equivalent basis increased $801,000 or 4.3% to $19,507,000 for the first six months of 2008 compared to $18,706,000 for the same period of 2007. Interest earned on interest earning assets decreased by $660,000 primarily as a result of a 76 basis point decrease in the average rate earned of 7.26% in 2007 versus 6.50% in 2008. This decrease was partially offset by an increase in average earning assets of $93,086,000. However a decrease of $1,461,000 in interest expense on interest bearing liabilities more than offset the decrease in interest income. The rate paid on interest bearing liabilities decreased from 4.06% in 2007 to 3.36% in 2008.
          The decrease in average yields earned during the first six months of 2008 in comparison to the same time period during 2007 primarily reflect lower loan rates as a result of the Federal Reserve lowering the prime rate 225 basis points during the first six months of 2008. The sharp drop in short term rates allowed our Company to reduce interest rates paid on liabilities as well. The most significant rate cuts were seen in our Company’s money market accounts, federal funds purchased and securities sold under agreements to repurchase, jumbo certificates of deposit, and other borrowed funds.
Average Balance Sheets
          Average interest-earning assets for the three months ended June 30, 2008 were $1,118,686,000, an increase of $98,044,000 or 9.6%, compared to average interest-earning assets of $1,020,642,000 for the same period of 2007. Average loans outstanding increased approximately $117,666,000 while other earning assets decreased $19,622,000. The decrease in other earning assets reflects the use of maturing investments and federal funds sold to fund the increase in average loans outstanding.
          Average interest-earning assets for the six months ended June 30, 2008 were $1,111,186,000, an increase of $93,086,000 or 9.1%, compared to average interest-earning assets of $1,018,100,000 for the same period of 2007. Average loans outstanding increased approximately $115,874,000 while other earning assets decreased $22,788,000. The decrease in other earning assets reflects the use of maturing investments and federal funds sold to fund the increase in average loans outstanding.
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

(Dollars expressed in thousands)

	Three Months Ended June 30,
	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)	$947,031	$15,351	6.50%	$829,365	$16,174	7.82%
Investment in debt and equity securities: (3)
Government sponsored enterprises	115,832	1,307	4.53	119,097	1,396	4.70
State and municipal	45,637	601	5.28	54,795	548	4.01
Other	7,868	70	3.57	6,103	101	6.64
Federal funds sold	2,082	10	1.93	10,320	146	5.67
Interest bearing deposits in other financial institutions	236	—	—	962	11	4.59

Total interest earning assets	1,118,686	17,339	6.22	1,020,642	18,376	7.22
All other assets	126,088			126,898
Allowance for loan losses	(10,161)			(9,096)

Total assets	$1,234,613			$1,138,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$116,570	$252	0.87%	$103,167	$315	1.22%
Savings	44,818	57	0.51	48,096	68	0.57
Money market	165,779	714	1.73	153,395	1,354	3.54
Time deposits of $100,000 and over	141,899	1,465	4.14	140,748	1,717	4.89
Other time deposits	311,178	3,194	4.12	319,104	3,701	4.65

Total time deposits	780,244	5,682	2.92	764,510	7,155	3.75
Federal funds purchased and securities sold under agreements to repurchase	49,434	278	2.26	32,534	357	4.40
Interest — bearing demand notes to U.S. Treasury	—	—	—	144	2	5.57
Subordinated notes	49,486	732	5.93	49,486	898	7.28
Other borrowed money	110,563	913	3.31	46,711	640	5.50

Total interest - bearing liabilities	989,727	7,605	3.08	893,385	9,052	4.06
Demand deposits	122,930			126,186
Other liabilities	8,591			10,831

Total liabilities	1,121,248			1,030,402
Stockholders’ equity	113,365			108,042

Total liabilities and stockholders’ equity	$1,234,613			$1,138,444

Net interest income		$9,734			$9,324

Net interest margin			3.49%			3.66%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments totaled $218,000 in 2008 and $239,000 in 2007.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

(Dollars expressed in thousands)

	Six Months Ended June 30,
	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)	$932,415	$31,838	6.85%	$816,541	$31,952	7.89%
Investment in debt and equity securities: (3)
Government sponsored enterprises	119,838	2,688	4.50	121,980	2,917	4.82
State and municipal	48,368	1,300	5.39	54,304	1,101	4.09
Other	7,060	123	3.49	6,210	179	5.81
Federal funds sold	3,327	44	2.65	17,308	458	5.34
Interest bearing deposits in other financial institutions	178	—	—	1,757	46	5.28

Total interest earning assets	1,111,186	35,993	6.50	1,018,100	36,653	7.26
All other assets	126,490			125,753
Allowance for loan losses	(9,798)			(9,070)

Total assets	$1,227,878			$1,134,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$115,854	$626	1.08%	$105,219	$661	1.27%
Savings	44,042	115	0.52	48,158	136	0.57
Money market	169,959	1,832	2.16	152,775	2,678	3.53
Time deposits of $100,000 and over	142,389	3,086	4.35	140,430	3,426	4.92
Other time deposits	312,583	6,745	4.33	316,894	7,260	4.62

Total time deposits	784,827	12,404	3.17	763,476	14,161	3.74
Federal funds purchased and securities sold under agreements to repurchase	50,664	653	2.58	31,815	703	4.46
Interest — bearing demand notes to U.S. Treasury	—	—	—	413	11	5.37
Subordinated notes	49,486	1,583	6.42	49,486	1,791	7.30
Other borrowed money	100,308	1,846	3.69	47,324	1,281	5.46

Total interest - bearing liabilities	985,285	16,486	3.36	892,514	17,947	4.06
Demand deposits	120,937			126,211
Other liabilities	8,867			9,935

Total liabilities	1,115,089			1,028,660
Stockholders’ equity	112,789			106,123

Total liabilities and stockholders’ equity	$1,227,878			$1,134,783

Net interest income		$19,507			$18,706

Net interest margin			3.52%			3.71%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments totaled $446,000 in 2008 and $485,000 in 2007.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

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
(Dollars expressed in thousands)

	Three Months Ended			Six Months Ended
	Compared to			Compared to
	June 30, 2008 vs 2007			June 30, 2008 vs 2007
	Total	Change due to		Total	Change due to
	Change	Volume /3/	Rate /4/	Change	Volume /3/	Rate /4/
Interest income on a fully taxable equivalent basis:

Loans:/1/	$(823)	2,117	(2,940)	$269	4,195	(3,926)
Investment in debt and equity securities :/3/
Government sponsored enterprises	(89)	(38)	(51)	(229)	(50)	(179)
State and municipal	53	(102)	155	(184)	(159)	(25)
Other	(31)	24	(55)	(56)	22	(78)
Federal funds sold	(136)	(75)	(61)	(414)	(256)	(158)
Interest-bearing deposits	(11)	(5)	(6)	(46)	(22)	(24)

Total interest income	(1,037)	1,921	(2,958)	(660)	3,730	(4,390)

Interest expense:
NOW accounts	$(63)	37	(100)	$(35)	63	(98)
Savings accounts	(11)	(5)	(6)	(21)	(11)	(10)
Money market	(640)	101	(741)	(846)	275	(1,121)
Deposits of $100 and over	(252)	14	(266)	(340)	47	(387)
Other time deposits	(507)	(90)	(417)	(515)	(98)	(417)
Federal funds purchased and securities sold under agreements to repurchase	(79)	139	(218)	(50)	314	(364)
Interest-bearing demand notes of U.S. Treasury	(2)	(1)	(1)	(11)	(5)	(6)
Subordinated debentures	(166)	—	(166)	(208)	—	(208)
Other borrowed money	273	605	(332)	565	1,077	(512)

Total interest expense	(1,447)	800	(2,247)	(1,461)	1,662	(3,123)

Net interest income on a fully taxable equivalent basis	$410	1,121	(711)	$801	2,068	(1,267)

/1/	/Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments were $218,000 and $239,000, and $446,000 and $485,000 for the three and six months June 30, 2008 and 2007, respectively.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Change in volume multiplied by yield/rate of prior period.

/4/	Change in yield/rate multiplied by volume of prior period.

Provision for Loan Losses
          The provision for loan losses was $1,300,000 and $154,000 for the three months ended June 30, 2008 and 2007 respectively. Net charge-offs were $177,000 for the second quarter of 2008 compared to $207,000 for the second quarter of 2007. The increase in the provision for loan losses for the second quarter of 2008 compared to second quarter 2007 reflects the probable loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio and our Company’s loan growth during the three months ending June 30, 2008.
          The provision for loan losses was $2,950,000 and $379,000 for the six months ended June 30, 2008 and 2007 respectively. Net charge-offs were $1,101,000 for the first six months of 2008 compared to $284,000 for the same time period in 2007. The increase in the provision for loan losses for the first six months of 2008 compared to the same time period in 2007 reflects the probable loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio and our Company’s recent loan growth. While our Company’s underlying business remains strong, the recent slowdown in commercial development and construction markets has led to an increase in nonperforming assets in our Company, along with the entire banking industry. During the first six months of 2008, nonperforming assets increased by approximately $8,000,000. Management continues to closely monitor the financial health of our borrowers through proactive risk management procedures. See Lending and Credit Management in this report for further discussion of our Company’s second quarter asset quality and 2008 net charge-offs.

Noninterest Income and Expense
          Noninterest income and noninterest expense for the three-month periods ended June 30, 2008 and 2007 were as follows:
(Dollars expressed in thousands)

	Three Months Ended
	June 30,		Increase (decrease)
	2008	2007	Amount	%
Noninterest Income

Service charges on deposit accounts	$1,585	$1,306	$279	21.4%
Trust department income	194	192	2	1.0
Mortgage loan servicing fees, net	12	95	(83)	(87.4)
Gain on sale of mortgage loans	301	212	89	42.0
Other	230	1,045	(815)	(78.0)

	$2,322	$2,850	$(528)	(18.5)%

Noninterest Expense

Salaries and employee benefits	$4,485	$4,847	$(362)	(7.5)%
Occupancy expense	585	486	99	20.4
Furniture and equipment expense	705	580	125	21.6
Legal, examination, and professional fees	213	600	(387)	(64.5)
Advertising and promotion	275	249	26	10.4
Postage, printing and supplies	304	292	12	4.1
Processing expense	737	285	452	158.6
Amortization — CDI	175	231	(56)	(24.2)
Other	1,147	875	272	31.1

	$8,626	$8,445	$181	2.1%

          Noninterest income decreased $528,000 or 18.5% to $2,322,000 for the second quarter of 2008 compared to $2,850,000 for the same period of 2007. Service charges on deposit accounts increased $279,000 or 21.4% as a result of increased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Mortgage loan servicing fees decreased $83,000 or 87.4% to $12,000 compared to $95,000 as a result an increase in the amortization of mortgage servicing rights that result from early payoffs of serviced loans. Our Gain on sale of mortgage loans increased $89,000 or 42.0% due to an increase in volume of loans originated and sold to the secondary market from approximately $8,419,000 in the second quarter of 2007 to approximately $18,283,000 for the second quarter of 2008. Other income decreased $815,000 or 78.0% during the second quarter 2008 compared to the second quarter 2007. $450,000 of the decrease represents the amount received from the sale of a bank charter and $254,000 of the decrease reflects recovery of prior years’ legal and collection costs as a result of a settlement of a lawsuit in our Company’s favor during the second quarter of 2007.

          Noninterest expense increased $181,000 or 2.1% to $8,626,000 for the second quarter of 2008 compared to $8,445,000 for the second quarter of 2007. Salaries and employee benefits decreased $362,000 or 7.5%, occupancy expense increased $99,000 or 20.4%, furniture and equipment expense increased $125,000 or 21.6%, legal, examination, and professional fees decreased $387,000 or 64.5%, processing expense increased $452,000 or 158.6%, amortization of core deposit intangible asset decreased $56,000 or 24.2%, and other increased $272,000 or 31.1%. The $362,000 decrease in salaries and employee benefits primarily is a result of a $154,000 decrease in salaries and executive incentive compensation, a $94,000 decrease in payroll taxes, a $187,000 decrease in pension and profit sharing expense, partially offset by a $134,000 increase in insurance benefit expense. The $99,000 increase in occupancy expense reflects increased costs in opening two new branch facilities during the fourth quarter of 2007. The $125,000 increase in furniture and equipment expense primarily reflects a $108,000 loss taken on the disposal of equipment in conjunction with the outsourcing of our data processing operation. The $387,000 decrease in legal, examination, and professional fees primarily reflects a decrease in nonrecurring legal, audit and consulting costs associated with the re-branding of our Company’s name and logo and merger of our banks’ charters incurred during the second quarter of 2007. The $452,000 or 158.6% increase in processing expense reflects increased costs associated with outsourcing our Bank’s data processing operation and the installation of remote image capture systems. The $56,000 decrease in core deposit intangible amortization expense primarily reflects one of the assets being fully amortized at the end of 2007. The $272,000 increase in other noninterest expense reflects expenses in various other categories including, but not limited to, real-estate loan expenses including impairment write downs and loss on sales of foreclosures for declines in the fair value of properties which occur subsequent to foreclosures, increased FDIC assessment expense due to timing of the receipt of our Bank’s one-time assessment credit, and increased telephone and internet expenses resulting from the prior years’ network conversion.
Income taxes
          Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.1% for the second quarter of 2008 compared to 29.2% for the second quarter of 2007. The increase in the effective tax rate for 2008 is due to an increase in the level of income subject to state income taxes.

          Noninterest income and noninterest expense for the six-month periods ended June 30, 2008 and 2007 were as follows:
(Dollars expressed in thousands)

	Six Months Ended
	June 30,		Increase (decrease)
	2008	2007	Amount	%
Noninterest Income

Service charges on deposit accounts	$3,000	$2,586	$414	16.0%
Trust department income	406	429	(23)	(5.4)
Mortgage loan servicing fees, net	34	190	(156)	(82.1)
Gain on sale of mortgage loans	553	341	212	62.2
Loss on sales and calls of debt securities	3	(2)	5	(250.0)
Other	694	1,829	(1,135)	(62.1)

	$4,690	$5,373	$(683)	(12.7)%

Noninterest Expense

Salaries and employee benefits	$9,178	$9,670	$(492)	(5.1)%
Occupancy expense	1,201	992	209	21.1
Furniture and equipment expense	1,269	1,160	109	9.4
Legal, examination, and professional fees	526	911	(385)	(42.3)
Advertising and promotion	511	429	82	19.1
Postage, printing and supplies	551	559	(8)	(1.4)
Processing expense	1,553	554	999	180.3
Amortization — CDI	364	477	(113)	(23.7)
Other	2,118	1,827	291	15.9

	$17,271	$16,579	$692	4.2%

          Noninterest income decreased $683,000 or 12.7% to $4,690,000 for the first six months of 2008 compared to $5,373,000 for the same period of 2007. Service charges on deposit accounts increased $414,000 or 16.0% as a result of increased overdraft and insufficient check fee income, ATM fee income, and debit card fee income. Mortgage loan servicing fees decreased $156,000 or 82.1% to $34,000 compared to $190,000 as a result of an increase in the amortization of mortgage servicing rights that result from early payoffs of serviced loans. Gain on sale of mortgage loans increased $212,000 or 62.2% due to an increase in volume of loans originated and sold to the secondary market from approximately $15,640,000 in the first six months of 2007 to approximately $32,623,000 for the first six months of 2008. Our Company is servicing $211,421,000 of mortgage loans at June 30, 2008 compared to $210,636,000 at June 30, 2007. Other income decreased $1,135,000 or 62.1% during the first six months of 2008 compared to the same period in 2007. $875,000 of the decrease represents the amount received from the sale of two bank charters during the first six months of 2007 partially offset by the recovery of $254,000 during the first six months of 2007 versus $114,000 in legal and collection costs as a result of a settlement of a lawsuit in our Company’s favor during the six months of 2008.

          Noninterest expense increased $692,000 or 4.2% to $17,271,000 for the first six months of 2008 compared to $16,579,000 for the same time period in 2007. Salaries and employee benefits decreased $492,000 or 5.1%, occupancy expense increased $209,000 or 21.1%, legal, examination, and professional fees decreased $385,000 or 42.3%, processing expense increased $999,000 or 180.3%, amortization of core deposit intangible asset decreased $113,000 or 23.7%, and other expenses increased $291,000 or 15.9%. The $492,000 decrease in salaries and employee benefits primarily is a result of a $185,000 decrease in salaries and executive incentive compensation, a $49,000 decrease in payroll taxes, a $315,000 decrease in pension and profit sharing expense, partially offset by a $135,000 increase in insurance benefit expense. The $209,000 increase in occupancy expense reflects increased costs in opening two new branch facilities during the fourth quarter of 2007. The $385,000 decrease in legal, examination, and professional fees primarily reflects a decrease in nonrecurring legal, audit and consulting costs associated with the re-branding of our Company’s name and logo and merger of our banks’ charters incurred during the first six months of 2007. The $999,000 or 180.3% increase in processing expense reflects increased costs associated with outsourcing our Bank’s data processing operation and the installation of remote image capture systems. The $113,000 decrease in core deposit intangible amortization expense primarily reflects one of the assets being fully amortized at the end of 2007. The $291,000 increase in other noninterest expense reflects expenses in various other categories including, but not limited to, real-estate loan expenses including impairment write downs and loss on sales of foreclosures for declines in the fair value of properties which occur subsequent to foreclosures, increased FDIC assessment expense due to timing of the receipt of our Bank’s one-time assessment credit, and increased telephone and internet expenses resulting from the prior years network conversion.
Income taxes
          Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 31.9% for the first six months of 2008 compared to 29.6% for the first six months of 2007. The increase in the effective tax rate for 2008 is due to an increase in the level of income subject to state income taxes.
Lending and Credit Management
          Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 76.9% of total assets as of June 30, 2008 compared to 75.4% as of December 31, 2007.
          Lending activities are conducted pursuant to an established loan policy approved by our Bank’s Board of Directors. Our Bank’s credit review process is comprised of a regional loan committee with an established approval limit. In addition, a senior loan committee reviews all credit relationships in aggregate over an established dollar amount. The senior loan committee meets weekly and is comprised of senior managers of our Bank.
          Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At June 30, 2008, our Company was servicing approximately $211,421,000 of loans sold to the secondary market.

          Mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years. At June 30, our Company had loans totaling $1,088,000 that were held for sale.
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
          On a weekly basis, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed and documented by a senior loan committee. On a monthly basis, the senior loan committee reviews past due, “classified”, and “watch list” loans in order to classify such loans as “loans requiring attention,” “substandard,” “doubtful,” or “loss”. During this review, management also determines what loans should be considered “impaired”. As mentioned in the Fair Value Measurement note, management follows the guidance provided in SFAS 114 in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. In accordance with SFAS 114, once a loan is identified as individually impaired, management is required to measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured on a loan’s observable market price, or the fair value of the collateral. Our Company measures impairment based on the third measure, fair value of the underlying collateral. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
          The allowance for loan losses was decreased by net loan charge-offs of $924,000 and $177,000, respectively, for the first and second quarter of 2008 compared to $77,000 and $207,000, respectively, for the first and second quarter of 2007. The allowance for loan losses was increased by a provision charged to expense of $1,650,000 for the first quarter and $1,300,000 for the second quarter of 2008. This compares to a provision of $225,000 for the first quarter and $154,000 for the second quarter of 2007.
          The balance of the allowance for loan losses was $11,131,000 at June 30, 2008 compared to $9,282,000 at December 31, 2007 and $9,110,000 at June 30, 2007. The allowance for loan losses as a percent of outstanding loans was 1.15% at June 30, 2008 compared to 1.02% at December 31, 2007 and 1.09% at June 30, 2007.

          Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $12,933,000 or 1.33% of total loans at June 30, 2008 compared to $6,085,000 or 0.67% of total loans at December 31, 2007. Detail of those balances plus other real estate and repossessions is as follows:
(Dollars expressed in thousands)

	June 30, 2008		December 31, 2007
		% of Gross		% of Gross
	Balance	Loans	Balance	Loans
Nonaccrual loans:
Commercial	$5,592	0.58%	$2,332	0.33%
Real estate:
Construction	2,455	0.25	866	0.10
Mortgage	3,890	0.40	1,309	0.07
Consumer	102	0.01	32	—

	12,039	1.24	4,539	0.50

Loans contractually past-due 90 days or more and still accruing:
Commercial	239	0.02	265	0.06
Real estate:
Construction	406	0.04	158	0.02
Mortgage	218	0.02	1,053	0.08
Consumer	31	0.01	70	0.01

	894	0.09	1,546	0.17

Restructured loans	—	—	—	—

Total nonperforming loans	12,933	1.33%	6,085	0.67%

Other real estate	3,045		2,337
Repossessions	—		—

Total nonperforming assets	$15,978		$8,422

          The $6,848,000 increase in nonperforming loans is primarily represented by one commercial credit of approximately $3,600,000. This loan had previously been classified as impaired but still accruing. Our Company had allocated $2,250,000 of the allowance for loan losses to this credit as of December 31, 2007. This specific allowance has not changed during the first six months of 2008. The $1,589,000 increase in nonaccrual construction loans and the $2,581,000 increase in nonaccrual mortgage loans reflect numerous loans to various builders and developers within our market areas and are represented by both completed and uncompleted homes.
          It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of the loans was approximately $424,000 and $413,000 for the six months ended June 30, 2008 and 2007, respectively.

          A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $8,155,000 of additional loans as being impaired at June 30, 2008. The average balance of nonaccrual and other impaired loans for the first six months of 2008 was approximately $14,434,000. At December 31, 2007, the balance of nonaccrual and other impaired loans was $8,565,000. At June 30, 2008, the portion of the allowance for loan losses allocated to impaired loans was $5,214,000 compared to $3,256,000 at December 31, 2007. Specific loan loss allowance allocations were made for all loans identified as impaired at June 30, 2008.
          As of June 30, 2008 and December 31, 2007 approximately $11,618,000 and $11,645,000 of loans, respectively, not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once a loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
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
          At June 30, 2008, management allocated $10,745,000 of the $11,131,000 total allowance for loan losses to specific loans and loan categories and $386,000 was unallocated. At December 31, 2007, management allocated $8,644,000 of the $9,282,000 total allowance for loan losses to specific loans and loan categories and $638,000 was unallocated. Based upon the current quarter review of individual loans, management made additional specific allocations to certain credits which resulted in an increase in the allocated portion of the allowance for loan losses at June 30, 2008. The allowance for loan losses was 52.8% of nonperforming and other impaired loans at June 30 2008 compared to 91.8% of nonperforming and other impaired loans at December 31, 2007. Given the present economic environment, our Company’s loan portfolio has experienced customers whose payment ability has been affected negatively. Management has identified and is monitoring these loans closely to include detail monthly reviews. While the level of non-performing assets has increased from year end, management believes that the overall allowance is adequate based upon the presently known facts.
          Our Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, our Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table.
Financial Condition
          Total assets increased $51,829,000 or 4.3% to $1,247,633,000 at June 30, 2008 compared to $1,195,804,000 at December 31, 2007. Total liabilities increased $52,042,000 or 4.8% to $1,136,647,000 compared to $1,084,605,000 at December 31, 2007. Stockholders’ equity decreased $213,000 or 0.2% to $110,986,000 compared to $111,199,000 at December 31, 2007.
          Loans increased $59,383,000 to $970,661,000 at June 30, 2008 compared to $911,278,000 at December 31, 2007. Commercial loans decreased $383,000; real estate construction loans increased $12,634,000; real estate mortgage, which consists of both commercial and residential real estate loans, increased $51,739,000; and consumer loans decreased $4,607,000. The increase in construction loans during the 2008 was primarily due to the repurchase of loans that our Company had originated and sold to other financial institutions. Additionally, our Company is not seeking to expand its construction lending activities to existing customers without adequate equity injections or firm commitments for take outs or acceptable pre-leasing levels at time of approval. As a result of the consolidation of our Company’s bank charters during 2007 and the resultant increase in our legal lending limit, our Company decided to bring these earning assets back into our portfolio. The increase in real estate mortgage loans primarily reflects increased loans to farmers for purchase of land, as well as financing of income producing properties. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers’ financing programs which generally tend to offer more favorable financing rates than our Company. Our Company has chosen not to aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio has declined.
          Investment in debt securities classified as available-for-sale decreased $7,663,000 or 5.0% to $144,079,000 at June 30, 2008 compared to $151,742,000 at December 31, 2007. Investments classified as available-for-sale are carried at fair value. During 2008 the market valuation account decreased $1,090,000 from $1,135,000 at December 31, 2007 to $45,000 to reflect the fair value of available-for-sale investments at June 30, 2008 and the net after tax increase resulting from the change in the market valuation adjustment of $710,000 decreased the stockholders’ equity component from $737,000 at December 31, 2007 to $27,000 at June 30, 2008.
          Investment in equity securities increased $3,439,000 or 61.1% to $9,065,000 at June 30, 2008 compared to $5,626,000 at December 31, 2007. The increase reflects net purchases of Federal Home Loan Bank stock resulting from additional Federal Home Loan Bank borrowings.
          At December 31, 2007 the market valuation account for the available-for-sale investments of $1,135,000 increased the carrying value of those investments to their fair value on that date and the net after tax increase resulting from the market valuation adjustment of $737,000 was reflected as a separate component of stockholders’ equity.
          Although all securities, except equity securities, are classified as available-for-sale and have on occasion been sold prior to maturity to meet liquidity needs or to improve portfolio yields, management has the ability and intent to hold securities until maturity and expects that the securities will be redeemed at par. Therefore management does not consider any of the securities, with fair value less than amortized cost, to be other than temporarily impaired.
          Cash and cash equivalents, which consist of cash, due from banks and Federal funds sold, decreased $1,184,000 or 3.3% to $34,689,000 at June 30, 2008 compared to $35,873,000 at December 31, 2007. Further discussion of this decrease may be found in the section of this report titled “Sources and Uses of Funds”.
          Premises and equipment decreased $489,000 or 1.2% to $40,054,000 at June 30, 2008 compared to $40,544,000 at December 31, 2007. The decrease reflects purchases of premises and equipment of $728,000 offset by depreciation expense of $1,080,000.
          Total deposits decreased $24,598,000 or 2.7% to $896,660,000 at June 30, 2008 compared to $921,257,000 at December 31, 2007. $7,439,000 of the decrease reflects a decrease in the level of public fund deposits. In addition the decrease in deposits reflects our customers seeking other investment alternative in the current low rate environment.
          Federal funds purchased and securities sold under agreements to repurchase increased $20,888,000 or 81.2% to $46,618,000 at June 30, 2008 compared to $25,730,000 at December 31, 2007. $8,000,000 of the increase represents a term repurchase agreement held for a public fund and $8,395,000 of the increase represents an increase in federal funds purchased.

          Other borrowed money increased $56,543,000 or 72.3% to $134,458,000 at June 30, 2008 compared to $77,915,000 at December 31, 2007. The increase reflects a net increase in Federal Home Loan Bank advances.
          Stockholders’ equity decreased $213,000 or 0.2% to $110,986,000 at June 30, 2008 compared to $111,199,000 at December 31, 2007. The increase in stockholders’ equity reflects net income of $2,404,000 less dividends declared of $1,749,000, a $708,000 change in unrealized holding gains, net of taxes, on investment in debt and equity securities available-for-sale, $8,000 amortization of net gain and prior service cost for defined benefit plan, less a $269,000 purchase of treasury stock, and a $104,000 increase, net of taxes, related to stock option compensation expense.
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
          Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. In addition, our Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, our Bank has access to credit products of the FHLB. At June 30, 2008, the amount of available credit from the FHLB totaled $38,144,000. As of June 30, 2008, our Bank had $134,458,000 in outstanding borrowings with the FHLB. Under agreements with unaffiliated banks, our Bank may borrow up to $70,000,000 in federal funds on an unsecured basis and $11,160,000 on a secured basis at June 30, 2008. As of June 30, 2008, our Bank had $5,000,000 unsecured and $10,760,000 secured in federal funds purchased.

Sources and Uses of Funds
          For the six months ended June 30, 2008 and 2007, net cash provided by operating activities was $6,818,000 and $7,388,000, respectively. $2,265,000 of the decrease in net cash provided by operating activities reflects a lower level of net income. Offsetting the decrease in net income were increases in cash provided by a $2,571,000 increase in loan loss provision, a $1,066,000 decrease in accrued interest receivable, and a $1,362,000 decrease in other liabilities. The decrease in other liabilities primarily reflects a $719,000 decrease in the profit sharing and pension expense accrual and the change of a net income tax payable of $457,000 at June 30, 2007 to a net income tax receivable of $490,000 at June 30, 2008.
          Net cash used in investing activities was $58,817,000 in 2008 versus $17,938,000 in 2007. The primary increase in cash used in investing activities is the result a $35,816,000 net increase in loans and a $4,610,000 increase in purchases of debt securities net of proceeds received from calls and sales of debt securities when comparing the first six months of 2008 to 2007. In addition, the purchase of premises and equipment decreased $3,843,000 while the purchase of equity securities increased $3,590,000 when comparing the first six months of 2008 to 2007. The decrease in premises and equipment is a result of the Columbia branch opening during June of 2007 while two new Clinton facilities were in progress. No major capital improvements were in progress during the same time period in 2008. The increase in equity securities is a result of Federal Home Loan Bank stock required to be purchased due to the increased Federal Home Loan Bank borrowings as noted below.
          Net cash provided by financing activities was $50,814,000 in 2008 versus $11,986,000 in 2007. Our Company experienced a net increase in Federal Home Loan Bank borrowings of $56,542,000 during the first six months of 2008 compared $2,019,000 increase during the same time period 2007. In addition federal funds purchased and securities sold under agreements to repurchase increased $20,888,000 in the first six months in 2008 compared to a $3,863,000 decrease in 2007. $8,000,000 of this increase was a new term repurchase agreement held for a public fund. Our Company experienced a $10,810,000 decrease in interest bearing transactions accounts and time deposits in 2008 compared to a $17,363,000 increase during the same period in 2007. In addition demand deposits decreased $13,787,000 during the first six months of 2008 compared to a $70,000 decrease during the same time period in 2007. The increased borrowings are a result of our Company’s loan growth while the market for deposits remains increasingly competitive.
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

          Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of June 30, 2008 and December 31, 2007, our Company and our Bank each meet all capital adequacy requirements to which they are subject.
          The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.
(dollars in thousands):

	June 30, 2008
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company	$126,672	12.85%	$78,854	8.00%	—	—%

Hawthorn Bank	118,132	11.99	78,796	8.00	98,495	10.00

Tier I capital (to risk-weighted assets):
Company	104,536	10.61	39,427	4.00	—	—

Hawthorn Bank	107,001	10.86	39,398	4.00	59,097	6.00

Tier I capital (to adjusted average assets):
Company	104,536	8.77	35,741	3.00	—	—

Hawthorn Bank	107,001	8.99	35,696	3.00	59,493	5.00

	December 31, 2007
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company	$123,970	13.24%	$74,925	8.00%	—	—%

Hawthorn Bank	115,395	12.35	74,740	8.00	93,425	10.00

Tier I capital (to risk-weighted assets):
Company	103,754	11.08	37,463	4.00	—	—

Hawthorn Bank	106,113	11.36	37,370	4.00	56,055	6.00

Tier I capital (to adjusted average assets):
Company	103,754	9.12	34,148	3.00	—	—

Hawthorn Bank	106,113	9.33	34,126	3.00	56,876	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For period ended June 30, 2008, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.
The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2008:
(dollars in thousands):

						Over
						5 years or
						no stated
	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS

Investments in debt and equity securities	$44,434	21,252	10,802	6,017	14,875	55,765	153,145
Interest-bearing deposits	124	—	—	—	—	—	124
Federal funds sold and securities purchased under agreements to resell	105	—	—	—	—	—	105
Loans	484,816	161,558	133,565	51,959	96,602	42,161	970,661

Total	$529,479	182,810	144,367	57,976	111,477	97,926	1,124,035

LIABILITIES

Savings, Now deposits	$—	—	106,836	—	—	—	106,836
Rewards checking, Super Now, money market deposits, CC	219,965	—	—	—	—	—	219,965
Time deposits	365,685	49,378	27,333	5,373	3,916	71	451,756
Federal funds purchased and securities sold under agreements to repurchase	46,618	—	—	—	—	—	46,618
Subordinated notes	25,774	23,712	—	—	—	—	49,486
Other borrowed money	87,804	7,384	38,746	370	154	—	134,458

Total	$745,846	80,474	172,915	5,743	4,070	71	1,009,119

Interest-sensitivity GAP
Periodic GAP	$(216,367)	102,336	(28,548)	52,233	107,407	97,855	114,916

Cumulative GAP	$(216,367)	(114,031)	(142,579)	(90,346)	17,061	114,916	114,916

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.71	2.27	0.83	10.10	27.39	1,379.24	1.11
Cumulative GAP	0.71	0.86	0.86	0.91	1.02	1.11	1.11

Item 4. Controls and Procedures
          Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
          There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Our Company is currently evaluating the impact of adopting Statement 141R and SFAS160 on its results of operations and financial position. However, it is not expected to have a material impact on our Company’s financial position or results of operations.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives our Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for our Company’s 2008 fiscal year. Our Company has not elected the fair value option for any financial assets or liabilities at June 30, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the shareholders of Hawthorn Bancshares, Inc. held on June 3, 2008 the shareholders reelected three Class I directors, namely, Charles G. Dudenhoeffer, Jr., Philip D. Freeman, and James E. Smith to serve terms expiring at the annual meeting of shareholders in 2011 and ratified the Board of Directors selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. Class II Directors, namely, Julius F. Wall and Gus S. Wetzel, II, and Class III directors, namely Kevin L. Riley and David T. Turner, continue to serve terms expiring at the annual meetings of shareholders in 2009 and 2010, respectively.
     The following is a summary of votes cast. No broker non-votes were received.

		Withhold
		Authority
	For	Against	Abstentions
Election of Directors:
Charles G. Dudenhoeffer, Jr.	2,999,546	341,561	N/A
Phillip D. Freeman	2,992,052	349,055	N/A
James E. Smith	2,941,372	399,734	N/A

Ratification of KPMG LLP as independent registered public accounting firm	3,204,517	18,091	118,501
Item 5. Other Information None

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

August 08, 2008	/s/ James E. Smith James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

August 08, 2008	/s/ Richard G. Rose Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
June 30, 2008 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-k on November 1, 2007 and incorporated herein by reference).	**

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

**	Incorporated by reference.