Form 10-Q/A
period 2008-06-30
HAWTHORN BANCSHARES, INC.
filed 2008-11-10
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
As of August 11, 2008 the registrant had 4,159,495 shares of common stock, par value $1.00 per share, outstanding.

Page 1 of 9 pages
Index to Exhibits located on page 5

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     Our Company, Hawthorn Bancshares, Inc., is filing this Amendment to its Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 8, 2008. Subsequent to the date of the original filing of our Quarterly Report on Form 10-Q, our management realized that we inadvertently omitted disclosure of the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the second quarter ended June 30, 2008. This Amendment revises the disclosure contained in Part II Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of our original Quarterly Report on Form 10-Q to provide the previously omitted disclosure.
     Our Company has not modified or updated disclosures presented in our original Quarterly Report on Form 10-Q, except as noted with respect to the disclosure contained in Part II Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.” Accordingly, this Amendment does not reflect events occurring after the date of the original filing of that Quarterly Report, or modify or update any disclosures affected by subsequent events. Accordingly, you should read the filings we have made with the Securities and Exchange Commission since the date of the original filing of that Quarterly Report.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the second quarter ended June 30, 2008:

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
April 1 - 30, 2008	—	—	—	$1,135,483

May 1 - 31, 2008	—	—	—	$1,135,483

June 1 - 30, 2008	10,000	$26.97	10,000	$865,778

Total	10,000	$26.97	10,000	$865,778

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our board of directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.
Date

November 10, 2008	/s/ James E. Smith James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

November 10, 2008	/s/ Richard G. Rose Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
June 30, 2008 Form 10-Q/A

Exhibit No.	Description	Page No.

3.1	Articles of Incorporation of our Company (filed as Exhibit 3(a) to our Company’s Registration Statement on Form S-4 (Registration No. 33-54166) and incorporated herein by reference).	**

3.2	Bylaws of our Company (filed as Exhibit 3.2 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 0-23636) and incorporated herein by reference).	**

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	6

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	7

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	8

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	9

**	Incorporated by reference.

5