Form 10-Q
period 2008-09-30
HAWTHORN BANCSHARES, INC.
filed 2008-11-10
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 10, 2008 the registrant had 4,136,495 shares of common stock, par value $1.00 per share, outstanding.

Page 1 of 47 Pages
Index to Exhibits located on page 43

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Loans:	$994,559,098	$911,278,111
Less allowance for loan losses	9,356,217	9,281,848

Loans, net	985,202,881	901,996,263

Investments in available for sale debt securities, at fair value	152,381,443	151,742,455
Investments in equity securities, at cost	10,172,050	5,626,050
Federal funds sold and securities purchased under agreements to resell	5,532,104	664,184
Cash and due from banks	28,408,103	35,209,201
Premises and equipment	39,704,454	40,543,546
Other real estate owned and repossessed assets	7,168,747	2,337,107
Accrued interest receivable	7,651,084	8,764,196
Mortgage servicing rights	1,150,825	1,184,868
Goodwill	40,323,775	40,323,775
Intangible assets	2,298,639	2,831,540
Cash surrender value — life insurance	1,854,532	1,820,532
Other assets	3,426,254	2,760,362

Total assets	$1,285,274,891	$1,195,804,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Demand deposits	$124,959,995	$138,355,520
Time deposits	803,693,789	782,901,771

Total deposits	928,653,784	921,257,291

Federal funds purchased and securities sold under agreements to repurchase	26,773,077	25,729,863
Subordinated notes	49,486,000	49,486,000
Other borrowed money	159,260,208	77,915,027
Accrued interest payable	4,104,700	4,723,965
Other liabilities	5,058,357	5,493,110

Total liabilities	1,173,336,126	1,084,605,256

Stockholders’ equity:
Common stock — $1 par value; 15,000,000 shares authorized; 4,298,353 issued	4,298,353	4,298,353
Surplus	22,720,298	22,530,191
Retained earnings	87,528,898	85,728,114
Accumulated other comprehensive income, net of tax	908,034	1,356,538
Treasury stock, 161,858 and 128,858, respectively, shares at cost	(3,516,818)	(2,714,373)

Total stockholders’ equity	111,938,765	111,198,823

Total liabilities and stockholders’ equity	$1,285,274,891	$1,195,804,079

See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$15,757,925	$16,893,715	$47,531,888	$48,411,899
Interest on debt securities:
Taxable	1,140,427	1,449,274	3,864,716	4,416,454
Nontaxable	406,598	498,369	1,288,395	1,498,268
Interest on federal funds sold and securities purchased under agreements to resell	14,238	78,153	58,464	536,009
Interest on interest-bearing deposits	12	8,000	301	54,220
Dividends and interest on equity securities	110,627	64,656	233,035	243,172

Total interest income	17,429,827	18,992,167	52,976,799	55,160,022

Interest Expense:
NOW accounts	343,570	417,360	969,217	1,078,231
Savings accounts	57,807	63,643	173,289	199,802
Money market accounts	699,198	1,525,207	2,530,772	4,203,301
Certificates of deposit:
$100,000 and over	1,333,732	1,658,271	4,419,749	5,084,831
Other time deposits	2,975,430	3,903,084	9,721,086	11,162,624
Federal funds purchased and securities sold under agreements to repurchase	170,386	427,592	823,425	1,130,597
Subordinated notes	736,663	907,703	2,319,585	2,698,436
Advances from Federal Home Loan Bank	1,258,578	764,064	3,104,659	2,045,508
Other borrowed money	—	2	—	10,734

Total interest expense	7,575,364	9,666,926	24,061,782	27,614,064

Net interest income	9,854,463	9,325,241	28,915,017	27,545,958

Provision for loan losses	1,000,000	225,000	3,950,000	604,216

Net interest income after provision for loan losses	8,854,463	9,100,241	24,965,017	26,941,742
Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Noninterest income:
Service charges on deposit accounts	$1,636,165	$1,452,190	$4,636,065	$4,162,350
Trust department income	198,743	200,672	604,617	629,223
Mortgage loan servicing fees, net	62,027	60,059	96,233	249,851
Gain on sale of mortgage loans, net	132,988	159,653	685,782	501,156
Gain (loss) on sales and calls of debt securities	—	—	2,773	(1,747)
Other	291,402	222,607	985,807	1,927,558

Total noninterest income	2,321,325	2,095,181	7,011,277	7,468,391

Noninterest expense:
Salaries and employee benefits	4,483,943	4,484,240	13,662,257	14,154,003
Occupancy expense	601,435	573,762	1,802,215	1,566,057
Furniture and equipment expense	536,786	638,286	1,805,304	1,797,018
Legal, examination, and professional fees	360,641	292,465	886,638	1,203,555
Advertising and promotion	280,540	272,796	791,675	701,761
Postage, printing and supplies	259,538	363,566	894,188	922,852
Processing expense	774,314	324,860	2,327,224	878,866
Amortization of intangible assets	168,543	222,849	532,900	699,488
Other	916,103	988,349	2,949,972	2,816,715

Total noninterest expense	8,381,843	8,161,173	25,652,373	24,740,315

Income before income taxes	2,793,945	3,034,249	6,323,921	9,669,818

Income taxes	779,745	897,262	1,905,386	2,863,136

Net income	$2,014,200	$2,136,987	$4,418,535	$6,806,682

Basic earning per share	$0.49	$0.51	$1.06	$1.63
Diluted earnings per share	$0.48	$0.51	$1.06	$1.61

Weighed average shares of common stock outstanding
Basic	4,150,635	4,174,179	4,162,214	4,171,359
Diluted	4,164,053	4,213,563	4,181,791	4,216,682

Dividends per share:
Declared	$0.21	$0.21	$0.63	$0.63
Paid	$0.21	$0.21	$0.63	$0.63
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$4,418,535	$6,806,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,950,000	604,216
Depreciation expense	1,619,146	1,470,540
Net accretion of debt securities premiums and discounts	(49,056)	(29,476)
Amortization of intangible assets	532,901	699,488
Stock based compensation expense	190,107	194,691
Decrease (increase) in accrued interest receivable	1,113,112	(554,292)
Increase in cash surrender value — life insurance	(34,000)	(52,015)
Increase in other assets	(153,536)	(303,820)
(Decrease) increase in accrued interest payable	(619,265)	1,018,665
(Decrease) increase in other liabilities	(434,753)	1,016,361
Loss (gain) on sales and calls of debt securities	(2,773)	1,747
Origination of mortgage loans for sale	(39,900,081)	(24,057,146)
Proceeds from the sale of mortgage loans held for sale	40,585,863	24,558,302
Gain on sale of mortgage loans	(685,782)	(501,156)
(Loss) gain on disposition of premises and equipment	74,932	(4,271)
Other, net	(93,158)	413,128

Net cash provided by operating activities	10,512,192	11,281,644

Cash flow from investing activities:
Net increase in loans	(93,628,211)	(74,226,029)
Purchase of available-for-sale debt securities	(258,120,019)	(44,645,014)
Proceeds from maturities of available-for-sale debt securities	186,799,283	37,102,209
Proceeds from calls of available-for-sale debt securities	39,132,640	10,921,200
Proceeds from sales of available-for-sale debt securities	30,920,778	6,910,634
Purchase of equity securities	(5,040,800)	(1,310,900)
Proceeds from sales of equity securities	494,800	1,224,725
Purchase of premises and equipment	(884,886)	(7,505,467)
Proceeds from sales of premises and equipment	29,900	498,286
Proceeds from sales of other real estate owned and repossessions	1,486,453	1,251,760

Net cash used in investing activities	(98,810,062)	(69,778,596)

Continued on next page

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flow from financing activities:
Net decrease in demand deposits	$(13,395,525)	$(12,156,942)
Net increase in interest-bearing transaction accounts	2,069,084	15,212,993
Net increase in time deposits	18,722,934	23,039,241
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,043,214	(3,463,557)
Net decrease in interest-bearing demand notes to U.S. Treasury	—	(1,735,638)
Proceeds from Federal Home Loan Bank advances	257,300,000	103,000,000
Repayment of Federal Home Loan Bank advances	(175,954,819)	(88,216,055)
Cash dividends paid	(2,617,751)	(2,627,982)
(Purchase) sale of treasury stock	(802,445)	100,427

Net cash provided by financing activities	86,364,692	33,152,487

Net decrease in cash and cash equivalents	(1,933,178)	(25,344,465)
Cash and cash equivalents, beginning of period	35,873,385	53,000,566

Cash and cash equivalents, end of period	$33,940,207	$27,656,101

Supplemental disclosure of cash flow information -
Cash paid during period for:
Interest	$24,681,047	$26,595,399
Income taxes	2,240,000	2,552,000

Supplemental schedule of noncash investing activities -
Other real estate and repossessions acquired in settlement of loans	$6,471,593	$3,247,574
See accompanying notes to unaudited condensed consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
          These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2007 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2007 as Exhibit 13.
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of September 30, 2008 and the consolidated statements of earnings and cash flows for the three and nine month-periods ended September 30, 2008 and 2007.
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
          The following disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB issued Staff Position No. FAS 157-2 (FSP No. 157-2). These include foreclosed real estate, long-lived assets, goodwill, and core deposit intangible assets which are written down to fair value upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009. Our Company does not expect the adoption of the remaining provisions of this statement to have a material effect on our financial statements. In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (SFAS No. 157-3). This position clarifies the application of FASB No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This position was effective for us on September 30, 2008. The adoption of this position did not have an effect on our financial statements.
          Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value:
Available-for-sale securities
Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category our Company is required, in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), to carry at fair value on a recurring basis. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Loans
Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. At September 30, 2008, all impaired loans were evaluated based on the fair value of the collateral.

The fair value of the collateral is based on an observable market price or current appraised value and therefore, our Company classifies these assets as nonrecurring Level 2. As of September 30, 2008, our Company identified $12.6 million in impaired loans. These impaired loans had specific allowances for losses aggregating $3.1 million.
          The following table presents information about our Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by our Company to determine such fair value.

	Fair Value Measurements
	At September 30, 2008 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available-for- Sale Securities	$152,381,443	$—	$152,381,443	$—
Impaired loans	$9,489,540	$—	$9,489,540	$—

Earnings per Share
          The following table reflects, for the three and nine month periods ended September 30, 2008 and 2007, the numerators (net income) and denominators (average shares outstanding) for the basic and diluted net income per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income, basic and diluted	$2,014,200	$2,136,987	$4,418,535	$6,806,682

Average shares outstanding	4,150,635	4,174,179	4,162,214	4,171,359
Effect of dilutive stock options	13,418	39,384	19,577	45,323

Average shares outstanding including dilutive stock options	4,164,053	4,213,563	4,181,791	4,216,682

Basic earning per share	$0.49	$0.51	$1.06	$1.63
Diluted earnings per share	$0.48	$0.51	$1.06	$1.61
          Stock options that have a strike price greater than the current market price are considered anti-dilutive. For the three months ended September 30, 2008 and 2007, 67,028 and 6,258 shares of stock, respectively, are excluded in the calculation because their effect would be anti-dilutive. For the nine months ended September 30, 2008 and 2007, 39,938 and 2,733 shares of stock, respectively, are excluded in the calculation because their effect would be anti-dilutive.

Stock-Based Compensation
The following table summarizes our Company’s stock option activity for the nine-month period ended September 30, 2008:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)
Outstanding, January 1, 2008	242,968	$27.23
Granted	37,537	21.01
Exercised	—	—
Expired	—	—
Forfeited	(10,369)	32.06

Outstanding, September 30, 2008	270,136	26.18	$536	6.2

Exercisable, September 30, 2008	183,368	25.23	454	5.2
     Total stock-based compensation expense was $86,000 and $190,000 for the three and nine-month periods ended September 30, 2008, respectively. Total stock-based compensation expense was $88,000 and $195,000 for the three and nine-month periods ended September 30, 2007, respectively.
     As of September 30, 2008, the total unrecognized compensation expense related to non-vested stock awards was $436,000 and the related weighted average period over which it is expected to be recognized is approximately two years.
     The weighted average grant date fair values of stock options granted during 2008 and the weighted average significant assumptions used to determine those fair values, using the Black-Scholes option-pricing model, are as follows:

Options granted during 2008:
Grant date fair value per option	$4.72
Significant assumptions:
Risk-free interest rate at grant date	3.14%
Expected annual dividend yield	4.00%
Expected stock price volatility	29.92%
Expected life to exercise (years)	6.24

Comprehensive Income
          Comprehensive income for the three and nine-month periods ended September 30, 2008 and 2007 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$2,014,200	$2,136,987	$4,418,535	$6,806,682
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	250,158	1,120,767	(458,592)	678,396
Adjustment for (gain) loss on sales and calls of debt and equity securities, net of tax	—	—	(1,692)	1,136
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	3,928	11,430	11,780	34,292

Total other comprehensive income (loss)	254,086	1,132,197	(448,504)	713,824

Comprehensive income	$2,268,286	$3,269,184	$3,970,031	$7,520,506

Goodwill and Intangible Assets
          In accordance with SFAS No. 142, our Company’s goodwill is tested annually for potential impairment. SFAS No. 142 has a two-step process to test goodwill for impairment. The first step is to compare our Company’s estimated fair value, including goodwill, to its net book value. If the estimated fair value is less than the net book value, a second step is required. Under the second step, the estimated fair value of all our Company’s tangible and identifiable intangible net assets must be determined. That amount is compared to our Company’s estimated fair value to determine the amount of implied goodwill impairment. Impairment, if any, is equal to the excess of the recorded goodwill over the implied goodwill. Our Company normally tests goodwill for impairment as of year-end. However in light of current economic and financial market conditions, our Company performed an interim goodwill impairment analysis as of September 30, 2008 and determined that goodwill was not impaired. Our Company will, in accordance with our policy, conduct its normal annual impairment test in the fourth quarter. If it is determined that the fair value of our Company is less than our Company’s net book value, we may record a charge to earnings in the fourth quarter to reflect the impairment of goodwill.

          The gross carrying amount and accumulated amortization of our Company’s amortized intangible assets as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangible	$7,060,224	(4,761,585)	$7,060,224	(4,228,684)

          The aggregate amortization expense of core deposit intangible subject to amortization for the three and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Aggregate amortization expense	$168,543	222,849	$532,900	699,488

          The estimated amortization expense for the next five years is as follows:

Estimated amortization expense:
For the three months ending December 31, 2008	$168,543
For year ending 2009	626,111
For year ending 2010	526,477
For year ending 2011	434,763
For year ending 2012	408,062
Mortgage Servicing Rights
     Mortgage loans serviced for others totaled approximately $210,794,000 and $211,098,000 at September 30, 2008 and 2007, respectively. Mortgage servicing rights totaled approximately $1,151,000 and $1,230,000 at September 30, 2008 and 2007, respectively. Mortgage servicing rights as a percentage of mortgage loans serviced have decreased as a result of an increase in prepayments of loans serviced.

     Changes in the balance of servicing assets related to the loans serviced by Hawthorn Bank for the periods indicated are as follows:

	Nine Months Ended
	September 30,
	2008	2007
Balance, beginning of period	$1,184,868	1,350,375
Originated mortgage servicing rights	436,634	217,975
Amortization	(470,677)	(338,288)

Balance, end of period	$1,150,825	1,230,062

Mortgage loans serviced	$210,793,699	211,098,203

Mortgage servicing rights as a percentage of loans serviced	0.55%	0.58%

     Our Company’s mortgage servicing rights are amortized in proportion to the related estimated net servicing income over the estimated lives of the related mortgages, which is seven years. Changes in mortgage servicing rights, net of amortization, for the periods indicated are as follows:

Estimated amortization expense:
For the three months ending December 31, 2008	$94,000
For year ending 2009	254,000
For year ending 2010	173,000
For year ending 2011	141,000
For year ending 2012	115,000
Income Taxes
     As of December 31, 2007, our Company had $957,000 of gross unrecognized tax benefits of which $645,000 would impact the effective tax rate, if recognized. At September 30, 2008, our Company had $891,000 of gross unrecognized tax benefits. It is reasonably possible that our gross unrecognized tax benefits may decrease by $143,000 during the next twelve months as a result of state statutes of limitations closing for the 2004 tax year. Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri. It is our Company’s policy to record interest and penalties in income tax expense. As of September 30, 2008, interest accrued was approximately $133,000.
     Our Company’s federal returns for 2005 to 2007 and state returns for 2004 to 2007 are open tax years. As of September 30, 2008, there were no federal or state income tax examinations in process.

Defined Benefit Retirement Plan
     Our Company provides a noncontributory defined benefit pension plan for all full-time employees over the age of 21 who have completed at least one year of qualified service.
     Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2008	2007
Service cost — benefits earned during the year	$848,635	$797,675
Interest cost on projected benefit obligations	447,195	364,406
Expected return on plan assets	(448,235)	(385,269)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	(52,879)	(18,152)

Pension expense — Annual	$873,344	$837,288

Pension expense — three months ended September 30, (actual)	$218,336	$213,834

Pension expense — nine months ended September 30, (actual)	$655,010	$641,502

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
General
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our

Company conducts operations primarily through our Bank. Our Bank, a state charted bank has $1.29 billion in assets and 25 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Company is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
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
Credit Risk Environment
     During the first nine months of 2008, our Bank experienced increases in non-performing assets in our commercial lending, commercial real estate, and real estate construction portfolios. As a result, our Bank increased the provision for loan losses significantly for the nine months ended September 30, 2008. Many of these loans are tied to companies that are in housing related industries. Management expects that the difficult housing environment as well as deteriorating economic conditions may continue to impact these segments of our portfolio which may result in additional elevated levels of provisions for loan losses in future periods.
Goodwill Impairment
     In accordance with SFAS No. 142, our Company’s goodwill is tested annually for potential impairment. Our Company normally tests goodwill for impairment as of year-end. However in light of current economic and financial market conditions, our Company performed an interim goodwill impairment analysis and determined that at September 30, 2008 the estimated fair value of our Company exceeded the net book value and therefore no impairment of goodwill was necessary. Our Company will continue to monitor these market conditions during future periods for potential impairment of goodwill.

Critical Accounting Policies
          The impact and any associated risks related to our Company’s critical accounting policies on business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see our Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies during the first nine months of 2008.
Results of Operations
Net Income
          Net income for the three months ended September 30, 2008 of $2,014,000 decreased $123,000 or 5.8% when compared to the third quarter of 2007. Diluted earnings per common share for the third quarter of 2008 of $0.48 decreased $0.03 or 5.9% when compared to the third quarter of 2007. The decrease in net income and earnings per share results primarily from a $1,000,000 provision for loan losses for the three months ended September 30, 2008 in comparison to a $225,000 provision for loan losses for the same period in 2007. This increase in provision for loan losses was partially offset by a $500,000 increase in fully taxable equivalent net interest income.
          Net income for the nine months ended September 30, 2008 of $4,419,000 decreased $2,388,000 or 35.1% when compared to the same period in 2007. Diluted earnings per common share for the first nine months of 2008 of $1.06 decreased $0.55 or 34.2% when compared to the same period in 2007. The decrease in net income and earnings per share also results primarily from a $3,950,000 provision for loans losses for the nine months ended September 30, 2008 in comparison to a $604,000 provision for loan losses for the same period of 2007. This increase in provision for loan losses was partially offset by a $1,300,000 increase in fully taxable equivalent net interest income. See Provision for Loan Losses and Lending and Credit Management in this report for further discussion of our Company’s evaluation of risk.
Net Interest Income / Net Interest Margin
          Our Company’s primary source of earnings is net interest income, which is the difference between the interest earned on interest earning assets and the interest paid on interest bearing liabilities. Net interest income on a fully taxable equivalent basis increased $500,000 or 5.2% to $10,071,000 for the third quarter of 2008 compared to $9,571,000 for the same period of 2007. Interest earned on interest earning assets decreased by $1,592,000 primarily as a result of a 113 basis point decrease in the average rate earned of 7.24% in 2007 versus 6.11% in 2008. This decrease was partially offset by an increase in average earning assets of $90,875,000. A decrease of $2,092,000 in interest expense on interest bearing liabilities more than offset the decrease in interest income. The rate paid on interest bearing liabilities decreased from 4.14% in 2007 to 2.95% in 2008.
          Net interest income on a fully taxable equivalent basis increased $1,300,000 or 4.6% to $29,577,000 for the first nine months of 2008 compared to $28,277,000 for the same period of 2007. Interest earned on interest earning assets decreased by $2,252,000 primarily as a result of an 88 basis point decrease in the average rate earned of 7.25% in 2007 versus 6.37% in 2008. This decrease was partially offset by an increase in average earning assets of $92,300,000. A decrease of $3,552,000 in interest expense on interest bearing liabilities more than offset the decrease in interest income. The rate paid on interest bearing liabilities decreased from 4.08% in 2007 to 3.22% in 2008.
          The decrease in average yields earned during the first nine months of 2008 in comparison to the same time period during 2007 primarily reflect lower loan rates as a result of the Federal Reserve lowering the target federal funds rate 225 basis points during the first nine months of 2008 which resulted in corresponding declines in our Company’s loan rates. In addition to the declines in rates as a result of the Federal Reserve actions taken during the year, yields earned on loans was also negatively impacted by a $6,457,000 increase in nonaccrual loans from September 30, 2007 to September 30, 2008. The sharp drop in short term rates allowed our Company to reduce interest rates paid on liabilities as well. The most significant rate cuts were seen in our Company’s money market accounts, federal funds purchased and securities sold under agreements to repurchase, jumbo certificates of deposit, and other borrowed funds.
Average Balance Sheets
          Average interest-earning assets for the three months ended September 30, 2008 were $1,145,054,000, an increase of $90,875,000 or 8.6%, compared to average interest-earning assets of $1,054,179,000 for the same period of 2007. Average loans outstanding increased approximately $116,470,000 while other earning assets decreased $25,595,000. The decrease in other earning assets reflects the use of maturing investments and federal funds sold to fund the increase in average loans outstanding.
          Average interest-earning assets for the nine months ended September 30, 2008 were $1,122,558,000, an increase of $92,300,000 or 9.0%, compared to average interest-earning assets of $1,030,258,000 for the same period of 2007. Average loans outstanding increased approximately $116,009,000 while other earning assets decreased $23,709,000. The decrease in other earning assets reflects the use of maturing investments and federal funds sold to fund the increase in average loans outstanding.
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

(Dollars expressed in thousands)

	Three Months Ended September 30,
	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)	$986,139	$15,793	6.35%	$869,669	$16,920	7.72%
Investment in debt and equity securities: (3)
Government sponsored enterprises	101,630	1,122	4.38	118,532	1,428	4.78
State and municipal	44,191	606	5.44	53,922	739	5.44
Other	9,851	111	4.47	6,014	65	4.29
Federal funds sold	3,118	14	1.78	5,331	78	5.80
Interest bearing deposits in other financial institutions	125	—	—	711	8	4.46

Total interest earning assets	1,145,054	17,646	6.11	1,054,179	19,238	7.24
All other assets	128,237			129,614
Allowance for loan losses	(11,216)			(9,139)

Total assets	$1,262,075			$1,174,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$118,360	$343	1.15%	$117,905	$417	1.40%
Savings	44,894	58	0.51	46,219	64	0.55
Money market	162,322	699	1.71	163,540	1,525	3.70
Time deposits of $100,000 and over	141,917	1,334	3.73	132,360	1,659	4.97
Other time deposits	313,824	2,976	3.76	327,542	3,904	4.73

Total time deposits	781,317	5,410	2.75	787,566	7,569	3.81
Federal funds purchased and securities sold under agreements to repurchase	36,358	170	1.86	34,464	427	4.92
Interest — bearing demand notes to U.S. Treasury	—	—	—	2	—	—
Subordinated notes	49,486	737	5.91	49,486	907	7.27
Other borrowed money	152,158	1,258	3.28	55,924	764	5.42

Total interest - bearing liabilities	1,019,319	7,575	2.95	927,442	9,667	4.14
Demand deposits	122,421			127,857
Other liabilities	8,588			10,558

Total liabilities	1,150,328			1,065,857
Stockholders’ equity	111,747			108,797

Total liabilities and stockholders’ equity	$1,262,075			$1,174,654

Net interest income		$10,071			$9,571

Net interest margin			3.49%			3.60%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments totaled $217,000 in 2008 and $246,000 in 2007.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

(Dollars expressed in thousands)

	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)	$950,454	$47,632	6.68%	$834,445	$48,489	7.77%
Investment in debt and equity securities: (3)
Government sponsored enterprises	113,724	3,810	4.46	120,818	4,346	4.81
State and municipal	46,966	1,905	5.40	54,175	2,223	5.49
Other	7,997	233	3.88	6,143	243	5.29
Federal funds sold	3,257	59	2.41	13,272	536	5.40
Interest bearing deposits in other financial institutions	160	—	—	1,405	54	5.14

Total interest earning assets	1,122,558	53,639	6.37	1,030,258	55,891	7.25
All other assets	127,076			127,054
Allowance for loan losses	(10,274)			(9,093)

Total assets	$1,239,360			$1,148,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$116,695	$970	1.11%	$109,494	$1,078	1.32%
Savings	44,328	173	0.52	47,505	200	0.56
Money market	167,395	2,531	2.01	156,402	4,203	3.59
Time deposits of $100,000 and over	142,231	4,419	4.14	137,711	5,085	4.94
Other time deposits	313,000	9,721	4.14	320,482	11,163	4.66

Total time deposits	783,649	17,814	3.03	771,594	21,729	3.77
Federal funds purchased and securities sold under agreements to repurchase	45,860	823	2.39	32,708	1,131	4.62
Interest — bearing demand notes to U.S. Treasury	—	—	—	274	11	5.37
Subordinated notes	49,486	2,320	6.25	49,486	2,698	7.29
Other borrowed money	117,718	3,105	3.51	50,222	2,045	5.44

Total interest - bearing liabilities	996,713	24,062	3.22	904,284	27,614	4.08
Demand deposits	121,435			126,766
Other liabilities	8,773			10,145

Total liabilities	1,126,921			1,041,195
Stockholders’ equity	112,439			107,024

Total liabilities and stockholders’ equity	$1,239,360			$1,148,219

Net interest income		$29,577			$28,277

Net interest margin			3.51%			3.67%

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments totaled $662,000 in 2008 and $731,000 in 2007.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Fees on loans are included in average amounts outstanding.

/4/	Average balances based on amortized cost.

/5/	Net interest income divided by average total interest earning assets.

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
(Dollars expressed in thousands)

	Three Months Ended			Nine Months Ended
	Compared to			Compared to
	September 30, 2008 vs 2007			September 30, 2008 vs 2007
	Total	Change due to		Total	Change due to
	Change	Volume /3/	Rate /4/	Change	Volume /3/	Rate /4/
Interest income on a fully taxable equivalent basis:

Loans:/1/	$(1,127)	2,093	(3,220)	$(857)	6,276	(7,133)
Investment in debt and equity securities :/3/
Government sponsored enterprises	(306)	(193)	(113)	(536)	(247)	(289)
State and municipal	(133)	(133)	—	(318)	(293)	(25)
Other	46	43	3	(10)	63	(73)
Federal funds sold	(64)	(24)	(40)	(477)	(275)	(202)
Interest-bearing deposits	(8)	(4)	(4)	(54)	(25)	(29)

Total interest income	(1,592)	1,782	(3,374)	(2,252)	5,499	(7,751)

Interest expense:
NOW accounts	$(74)	2	(76)	$(108)	68	(176)
Savings accounts	(6)	(2)	(4)	(27)	(13)	(14)
Money market	(826)	(11)	(815)	(1,672)	277	(1,949)
Deposits of $100 and over	(325)	113	(438)	(666)	163	(829)
Other time deposits	(928)	(158)	(770)	(1,442)	(256)	(1,186)
Federal funds purchased and securities sold under agreements to repurchase	(257)	22	(279)	(308)	355	(663)
Interest-bearing demand notes of U.S. Treasury	—	—	—	(11)	(5)	(6)
Subordinated debentures	(170)	—	(170)	(378)	—	(378)
Other borrowed money	494	893	(399)	1,060	1,981	(921)

Total interest expense	(2,092)	859	(2,951)	(3,552)	2,570	(6,122)

Net interest income on a fully taxable equivalent basis	$500	923	(423)	$1,300	2,929	(1,629)

/1/	Interest income and yields are presented on a fully taxable equivalent basis using the combined statutory federal and state income tax rate in effect for the year, net of nondeductible interest expense. Such adjustments were $217,000 and $246,000, and $662,000 and $731,000 for the three and nine months September 30, 2008 and 2007, respectively.

/2/	Non-accruing loans are included in the average amounts outstanding.

/3/	Change in volume multiplied by yield/rate of prior period.

/4/	Change in yield/rate multiplied by volume of prior period.

Provision for Loan Losses
          The provision for loan losses was $1,000,000 and $225,000 for the three months ended September 30, 2008 and 2007 respectively. Net charge-offs were $2,775,000 for the third quarter of 2008 compared to $118,000 for the third quarter of 2007. The increase in the provision for loan losses for the third quarter of 2008 compared to third quarter 2007 reflects the probable loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio and our Company’s loan growth during the three months ended September 30, 2008. The net charge-offs for the third quarter of 2008 primarily is represented by a $2,260,000 charge-off of loans to a building supply company. Our Company had previously allocated $2,250,000 of the allowance for loan losses for this credit.
          The provision for loan losses was $3,950,000 and $604,000 for the nine months ended September 30, 2008 and 2007 respectively. Net charge-offs were $3,876,000 for the first nine months of 2008 compared to $402,000 for the same time period in 2007. The increase in the provision for loan losses for the first nine months of 2008 compared to the same time period in 2007 reflects the probable loss in the loan portfolio based upon managements’ analysis of the risk in the portfolio and our Company’s recent loan growth. While our Company’s underlying business remains strong, the recent slowdown in commercial development and construction markets has led to an increase in nonperforming assets in our Company, along with the entire banking industry. During the first nine months of 2008, nonperforming assets increased by approximately $12,812,000. Management continues to closely monitor the financial health of our borrowers through proactive risk management procedures. See Lending and Credit Management in this report for further discussion of our Company’s third quarter asset quality and 2008 net charge-offs.

Noninterest Income and Expense
          Noninterest income and noninterest expense for the three-month periods ended September 30, 2008 and 2007 were as follows:
(Dollars expressed in thousands)

	Three Months Ended
	September 30,		Increase (decrease)
	2008	2007	Amount	%
Noninterest Income

Service charges on deposit accounts	$1,636	$1,452	$184	12.7%
Trust department income	199	201	(2)	(1.0)
Mortgage loan servicing fees, net	62	60	2	3.3
Gain on sale of mortgage loans	133	159	(26)	(16.4)
Other	291	223	68	30.5

	$2,321	$2,095	$226	10.8%

Noninterest Expense

Salaries and employee benefits	$4,484	$4,484	$—	—%
Occupancy expense	601	574	27	4.7
Furniture and equipment expense	537	638	(101)	(15.8)
Legal, examination, and professional fees	361	292	69	23.6
Advertising and promotion	280	273	7	2.6
Postage, printing and supplies	260	364	(104)	(28.6)
Processing expense	774	325	449	138.2
Amortization — CDI	169	223	(54)	(24.2)
Other	916	988	(72)	(7.3)

	$8,382	$8,161	$221	2.7%

               Noninterest income increased $226,000 or 10.8% to $2,321,000 for the third quarter of 2008 compared to $2,095,000 for the same period of 2007. Service charges on deposit accounts increased $184,000 or 12.7% as a result of increased overdraft and insufficient check fee income, and debit card fee income. Other income increased $68,000 or 30.5% during the third quarter 2008 compared to the third quarter 2007. The increase reflects a $37,000 increase in other service charges and a $22,000 increase in brokerage income.
          Noninterest expense increased $221,000 or 2.7% to $8,382,000 for the third quarter of 2008 compared to $8,161,000 for the third quarter of 2007. The $101,000 decrease in furniture and equipment expense reflects an $84,000 decrease in equipment maintenance agreements due to the consolidation of processes during the prior year. The $104,000 decrease in postage, printing and supplies reflects the decrease in nonrecurring costs associated with the re-branding of our Company’s name and logo that occurred during the third quarter of 2007. The $449,000 or 138.2% increase in processing expense reflects increased costs associated with outsourcing our Bank’s data processing operation and the installation of remote image capture systems.

          Noninterest income and noninterest expense for the nine-month periods ended September 30, 2008 and 2007 were as follows:
(Dollars expressed in thousands)

	Nine Months Ended
	September 30,		Increase (decrease)
	2008	2007	Amount	%
Noninterest Income

Service charges on deposit accounts	$4,636	$4,163	$473	11.4%
Trust department income	604	629	(25)	(4.0)
Mortgage loan servicing fees, net	96	250	(154)	(61.6)
Gain on sale of mortgage loans	686	501	185	36.9
Loss on sales and calls of debt securities	3	(2)	5	(250.0)
Other	986	1,927	(941)	(48.8)

	$7,011	$7,468	$(457)	(6.1)%

Noninterest Expense

Salaries and employee benefits	$13,662	$14,154	$(492)	(3.5)%
Occupancy expense	1,802	1,566	236	15.1
Furniture and equipment expense	1,805	1,797	8	0.4
Legal, examination, and professional fees	887	1,203	(316)	(26.3)
Advertising and promotion	792	702	90	12.8
Postage, printing and supplies	894	923	(29)	(3.1)
Processing expense	2,327	879	1,448	164.7
Amortization — CDI	533	699	(166)	(23.7)
Other	2,950	2,817	133	4.7

	$25,652	$24,740	$912	3.7%

          Noninterest income decreased $457,000 or 6.1% to $7,011,000 for the first nine months of 2008 compared to $7,468,000 for the same period of 2007. Service charges on deposit accounts increased $473,000 or 11.4% as a result of increased overdraft and insufficient check fee income, and debit card fee income. Mortgage loan servicing fees decreased $154,000 or 61.6% to $96,000 compared to $250,000 as a result of an increase in the amortization of mortgage servicing rights that result from early payoffs of serviced loans. Gain on sale of mortgage loans increased $185,000 or 36.9% due to an increase in volume of loans originated and sold to the secondary market from approximately $24,057,000 in the first nine months of 2007 to approximately $39,900,000 for the first nine months of 2008. Our Company is servicing $210,794,000 of mortgage loans at September 30, 2008 compared to $211,098,000 at September 30, 2007. Other income decreased $1,211,000 or 55.1% during the first nine months of 2008 compared to the same period in 2007. $875,000 of the decrease represents the amount received from the sale of two bank charters during the first nine months of 2007.

          Noninterest expense increased $912,000 or 3.7% to $25,652,000 for the first nine months of 2008 compared to $24,740,000 for the same time period in 2007. Salaries and employee benefits decreased $492,000 or 3.5%, occupancy expense increased $236,000 or 15.1%, legal, examination, and professional fees decreased $316,000 or 26.3%, processing expense increased $1,448,000 or 164.7%, and amortization of core deposit intangible asset decreased $166,000 or 23.7%. The $492,000 decrease in salaries and employee benefits primarily is a result of a $201,000 decrease in salaries and executive incentive compensation, a $232,000 decrease in payroll taxes, a $215,000 decrease in pension and profit sharing expense, partially offset by an $189,000 increase in insurance benefit expense. The $236,000 increase in occupancy expense reflects increased costs in opening two new branch facilities during the fourth quarter of 2007. The $316,000 decrease in legal, examination, and professional fees primarily reflects a decrease in nonrecurring legal, audit and consulting costs associated with the re-branding of our Company’s name and logo and merger of our banks’ charters incurred during the first nine months of 2007. The $1,448,000 increase in processing expense reflects increased costs associated with outsourcing our Bank’s data processing operation and the installation of remote image capture systems. The $166,000 decrease in core deposit intangible amortization expense primarily reflects one of the assets being fully amortized at the end of 2007.
Income taxes
          Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 27.9% for the third quarter of 2008 compared to 29.6% for the third quarter of 2007. The decrease in the effective tax rate for the third quarter of 2008 reflects the reduction of unrecognized tax benefits as a result of the expiration of the statute of limitations on our Company’s 2004 federal tax return during the period.
          Income taxes as a percentage of earnings before income taxes as reported in the condensed consolidated financial statements were 30.1% for the first nine months of 2008 compared to 29.6% for the first nine months of 2007. The increase in the effective tax rate for 2008 is due to an increase in the level of income subject to state income taxes which was partially offset by the reduction of unrecognized tax benefits as a result of the expiration of the statute of limitations on our Company’s 2004 federal tax return during the year.
Lending and Credit Management
          Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 76.7% of total assets as of September 30, 2008 compared to 75.4% as of December 31, 2007.
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
          Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At September 30, 2008, our Company was servicing approximately $210,794,000 of loans sold to the secondary market.
          Mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years. At September 30, our Company had loans totaling $714,000 that were held for sale.
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
               The allowance for loan losses was decreased by net loan charge-offs of $924,000, $177,000, and 2,775,000, respectively, for the first, second, and third quarters of 2008 compared to $77,000, $207,000, and 118,000, respectively, for the first, second, and third quarter of 2007. The allowance for loan losses was increased by a provision charged to expense of $1,650,000 for the first quarter, $1,300,000 for the second quarter, and $1,000,000 for the third quarters of 2008. This compares to a provision of $225,000 for the first quarter, $154,000 for the second quarter, and $225,000 of 2007.
          The balance of the allowance for loan losses was $9,356,000 at September 30, 2008 compared to $9,282,000 at December 31, 2007 and $9,218,000 at September 30, 2007. The allowance for loan losses as a percent of outstanding loans was 0.94% at September 30, 2008 compared to 1.02% at December 31, 2007 and 1.04% at September 30, 2007. The decrease in the allowance for loan losses as a percentage of outstanding loans to 0.94% at September 30,

2008 is the result of the recognition of a loss of $2,260,000 on a commercial credit during the current quarter. Management had previously allocated $2,250,000 of the allowance for loan losses in prior periods to this commercial credit. Based upon its analysis of the remaining loan portfolio, management believes the current level of the allowance for loan losses is adequate to cover probable future losses.
          Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $14,065,000 or 1.41% of total loans at September 30, 2008 compared to $6,085,000 or 0.67% of total loans at December 31, 2007. Detail of those balances plus other real estate and repossessions is as follows:
(Dollars expressed in thousands)

	September 30, 2008		December 31, 2007
		% of Gross		% of Gross
	Balance	Loans	Balance	Loans
Nonaccrual loans:
Commercial	$3,787	0.38%	$2,332	0.33%
Real estate:
Construction	4,687	0.47	866	0.10
Mortgage	2,493	0.25	1,309	0.07
Consumer	80	0.01	32	—

	11,047	1.11	4,539	0.50

Loans contractually past-due 90 days or more and still accruing:
Commercial	312	0.03	265	0.06
Real estate:
Construction	1,341	0.13	158	0.02
Mortgage	1,350	0.14	1,053	0.08
Consumer	15	—	70	0.01

	3,018	0.30	1,546	0.17

Restructured loans	—	—	—	—

Total nonperforming loans	14,065	1.41%	6,085	0.67%

Other real estate	7,169		2,337
Repossessions	—		—

Total nonperforming assets	$21,234		$8,422

          Nonperforming loans increased $7,980,000 to $14,065,000 at September 30, 2008 compared to $6,085,000 at December 31, 2007. The $1,455,000 increase in nonaccrual commercial loans is primarily represented by one commercial credit of $1,414,000. This loan had previously been classified as impaired but still accruing. The $3,821,000 increase in nonaccrual construction loans and the $1,184,000 increase in nonaccrual mortgage loans reflect numerous loans to various builders and developers within our market areas and are represented by both completed and uncompleted homes. $3,315,000 of the $4,832,000 increase in Other Real Estate is represented by a commercial retail development property. The balance of the increase in Other Real Estate is primarily represented by foreclosures of single family houses of various home builders.
          It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of interest or principal is in doubt, or when the payment of interest or principal has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income. A loan remains on nonaccrual status until the loan is current as to payment of both principal and interest and/or the borrower demonstrates the ability to pay and remain current. Interest on loans on nonaccrual status which would have been recorded under the original terms of the loans was approximately $807,000 and $347,000 for the nine months ended September 30, 2008 and 2007, respectively.
          A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans included in the table above, which were considered impaired, management has identified approximately $1,559,000 of additional loans as being impaired at September 30, 2008. At September 30, 2008, the balance of nonaccrual and other impaired loans was $12,606,000. At December 31, 2007, the balance of nonaccrual and other impaired loans was $8,565,000. The average balance of nonaccrual and other impaired loans for the first nine months of 2008 was approximately $17,917,000. At September 30, 2008, the portion of the allowance for loan losses allocated to impaired loans was $3,117,000 compared to $3,256,000 at December 31, 2007. Specific loan loss allowance allocations were made for all loans identified as impaired at September 30, 2008.
               As of September 30, 2008 and December 31, 2007 approximately $14,880,000 and $11,645,000 of loans, respectively, not included in the nonaccrual table above or identified by management as being impaired were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once a loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
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
          At September 30, 2008, management allocated $8,862,000 of the $9,356,000 total allowance for loan losses to specific loans and loan categories and $494,000 was unallocated. At December 31, 2007, management allocated $8,644,000 of the $9,282,000 total allowance for loan losses to specific loans and loan categories and $638,000 was unallocated. Based upon the current quarter review of individual loans, management made additional specific allocations to certain credits which resulted in an increase in the allocated portion of the allowance for loan losses at September 30, 2008. The allowance for loan losses was 60.9% of nonperforming and other impaired loans at September 30 2008 compared to 91.8% of nonperforming and other impaired loans at December 31, 2007. Given the present economic environment, our Company’s loan portfolio includes loans to customers whose payment ability has been affected negatively.  Management has identified and is monitoring these loans closely to include detailed monthly reviews.  While the level of non-performing assets has increased from year end and the coverage ratio of the allowance for loan losses to nonperforming and other impaired loans has decreased, management’s review of these individual credits and underlying collateral values indicates that the overall allowance is adequate based upon the presently known facts.
          Our Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, our Company does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table.
Financial Condition
          Total assets increased $89,471,000 or 7.5% to $1,285,275,000 at September 30, 2008 compared to $1,195,804,000 at December 31, 2007. Total liabilities increased $88,731,000 or 8.2% to $1,173,336,000 compared to $1,084,605,000 at December 31, 2007. Stockholders’

equity decreased $740,000 or 0.7% to $111,939,000 compared to $111,199,000 at December 31, 2007.
          Loans increased $83,281,000 to $994,559,000 at September 30, 2008 compared to $911,278,000 at December 31, 2007. Commercial loans decreased $2,238,000; real estate construction loans decreased $12,974,000; real estate mortgage, which consists of both commercial and residential real estate loans, increased $99,517,000; and consumer loans decreased $1,024,000. The decrease in construction loans during the 2008 was primarily due to the foreclosures on various residential loans to various builders in our market area. These foreclosures relate to loans on homes in various stages of completion as well as building lots. Our Company is not seeking to expand its construction lending activities to existing customers without adequate equity injections or firm commitments for take outs or acceptable pre-leasing levels at time of approval. The increase in real estate mortgage loans primarily reflects increased loans to farmers for purchase of land, as well as financing of income producing properties. The decrease in consumer loans reflects the low rates that existed in the consumer auto market that was fueled by manufacturers’ financing programs which generally tend to offer more favorable financing rates than our Company. Our Company has chosen not to aggressively pursue consumer auto loans during the periods presented and as such this portion of the loan portfolio has declined.
          Investment in debt securities classified as available-for-sale increased $639,000 or 0.42% to $152,381,000 at September 30, 2008 compared to $151,742,000 at December 31, 2007. Investments classified as available-for-sale are carried at fair value. During 2008 the market valuation account decreased $680,000 from $1,135,000 at December 31, 2007 to $455,000 to reflect the fair value of available-for-sale investments at September 30, 2008 and the net after tax decrease resulting from the change in the market valuation adjustment of $460,000 decreased the stockholders’ equity component from $737,000 at December 31, 2007 to $277,000 at September 30, 2008.
          Investment in equity securities increased $4,546,000 or 80.8% to $10,172,000 at September 30, 2008 compared to $5,626,000 at December 31, 2007. The increase reflects net purchases of Federal Home Loan Bank stock resulting from additional Federal Home Loan Bank borrowings.
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
     Cash and cash equivalents, which consist of cash, due from banks and Federal funds sold, decreased $1,933,000 or 5.4% to $33,940,000 at September 30, 2008 compared to $35,873,000 at December 31, 2007. Further discussion of this decrease may be found in the section of this report titled “Sources and Uses of Funds”.

          Premises and equipment decreased $839,000 or 2.1% to $39,705,000 at September 30, 2008 compared to $40,544,000 at December 31, 2007. The decrease reflects purchases of premises and equipment of $885,000 offset by depreciation expense of $1,619,000.
          Total deposits increased $7,397,000 or 0.8% to $928,654,000 at September 30, 2008 compared to $921,257,000 at December 31, 2007. The increase is primarily a result of a marketing campaign during the third quarter designed to attract new deposits and establish new customer relationships.
          Federal funds purchased and securities sold under agreements to repurchase increased $1,043,000 or 4.1% to $26,773,000 at September 30, 2008 compared to $25,730,000 at December 31, 2007. The increase is represented by a $3,000,000 increase in public fund term repurchase agreements, a $5,408,000 increase in overnight repurchase agreements, and a $7,365,000 decrease in federal funds purchased.
          Other borrowed money increased $81,345,000 or 104.4% to $159,260,000 at September 30, 2008 compared to $77,915,000 at December 31, 2007. The increase reflects a net increase in Federal Home Loan Bank advances. The increase in Federal Home Loan Bank advances was primarily used to provide funding for our Company’s loan growth.
          Stockholders’ equity increased $740,000 or 0.7% to $111,939,000 at September 30, 2008 compared to $111,199,000 at December 31, 2007. The increase in stockholders’ equity reflects net income of $4,418,000 less dividends declared of $2,618,000, a $459,000 change in unrealized holding gains, net of taxes, on investment in debt securities available-for-sale, $12,000 amortization of net gain and prior service cost for defined benefit plan, less a $802,000 purchase of treasury stock, and a $190,000 increase, net of taxes, related to stock option compensation expense.
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
          Other sources of funds available to meet daily needs include the sales of securities under agreements to repurchase. In addition, our Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, our Bank has access to credit products of the FHLB. At September 30, 2008, the amount of available credit from the FHLB totaled $117,401,000. As of September 30, 2008, our Bank had $159,260,000 in outstanding borrowings with the FHLB. Under agreements with unaffiliated banks, our Bank may borrow up to $70,000,000 in federal funds on an unsecured basis and $14,500,000 on a secured basis at September 30, 2008. As of September 30, 2008, our Bank did not have federal funds purchased.
Sources and Uses of Funds
          For the nine months ended September 30, 2008 and 2007, net cash provided by operating activities was $10,512,000 and $11,282,000, respectively. $2,388,000 of the decrease in net cash provided by operating activities reflects a lower level of net income. Offsetting the decrease in net income were increases in cash provided by a $3,346,000 increase in loan loss provision, a $1,667,000 decrease in accrued interest receivable, $1,638,000 decrease in accrued interest payable, and a $1,451,000 decrease in other liabilities. The decrease in other liabilities primarily reflects a $686,000 decrease in the profit sharing and pension expense accrual, and the change of a net income tax payable of $354,000 at September 30, 2007 to a net income tax receivable of $150,000 at September 30, 2008.
          Net cash used in investing activities was $98,810,000 in 2008 versus $69,779,000 in 2007. The primary increase in cash used in investing activities is the result a $19,402,000 net increase in loans and an $11,557,000 increase in purchases of debt securities net of proceeds received from calls and sales of debt securities when comparing the first nine months of 2008 to 2007. In addition, the purchase of premises and equipment decreased $6,620,000 while the purchase of equity securities increased $3,793,000 when comparing the first nine months of 2008 to 2007. The decrease in premises and equipment is a result of the Columbia branch opening during September of 2007 while two new Clinton facilities were in progress. No major capital improvements were in progress during the same time period in 2008. The increase in equity securities is a result of Federal Home Loan Bank stock required to be purchased due to the increased Federal Home Loan Bank borrowings as noted below.
          Net cash provided by financing activities was $86,365,000 in 2008 versus $33,152,000 in 2007. Our Company experienced a net increase in Federal Home Loan Bank borrowings of $81,345,000 during the first nine months of 2008 compared $14,784,000 increase during the same time period 2007. In addition federal funds purchased and securities sold under agreements to repurchase increased $1,043,000 in the first nine months in 2008 compared to a $3,463,000 decrease in 2007. The increase resulted from $3,000,000 from a new term repurchase agreement held for a public fund, $5,408,000 increase in overnight repurchase agreements partially offset by a $7,365,000 decrease in federal funds purchased. Our Company experienced a $20,792,000 increase in interest bearing transactions accounts and time deposits in 2008 compared to a $38,252,000 increase during the same period in 2007. Partially offsetting this increase, demand deposits decreased $13,395,000 during the first nine months of 2008 compared to a $12,157,000 decrease during the same time period in 2007. The increased borrowings are a result of our Company’s loan growth while the market for deposits remains increasingly competitive.
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
     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of September 30, 2008 and December 31, 2007, our Company and our Bank each meet all capital adequacy requirements to which they are subject.
     The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.
(dollars in thousands):

	September 30, 2008
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company	$125,765	12.47%	$80,681	8.00%	—	—%

Hawthorn Bank	117,524	11.66	80,618	8.00	100,772	10.00

Tier I capital (to risk-weighted assets):
Company	105,722	10.48	40,340	4.00	—	—

Hawthorn Bank	108,168	10.73	40,309	4.00	60,463	6.00

Tier I capital (to adjusted average assets):
Company	105,722	8.67	36,594	3.00	—	—

Hawthorn Bank	108,168	8.88	36,530	3.00	60,883	5.00

	December 31, 2007
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Company	$123,970	13.24%	$74,925	8.00%	—	—%

Hawthorn Bank	115,395	12.35	74,740	8.00	93,425	10.00

Tier I capital (to risk-weighted assets):
Company	103,754	11.08	37,463	4.00	—	—

Hawthorn Bank	106,113	11.36	37,370	4.00	56,055	6.00

Tier I capital (to adjusted average assets):
Company	103,754	9.12	34,148	3.00	—	—

Hawthorn Bank	106,113	9.33	34,126	3.00	56,876	5.00
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For period ended September 30, 2008, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2008:
(dollars in thousands):

						Over
						5 years or
						no stated
	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS

Investments in debt and equity securities	$50,166	21,513	7,132	6,012	17,901	59,829	162,553
Interest-bearing deposits	121	—	—	—	—	—	121
Federal funds sold and securities purchased under agreements to resell	5,532	—	—	—	—	—	5,532
Loans	486,839	162,125	136,503	64,090	105,419	30,227	985,203

Total	$542,658	183,638	143,635	70,102	123,320	90,056	1,153,409

LIABILITIES

Savings, Now deposits	$—	—	115,152	—	—	—	115,152
Rewards checking, Super Now, money market deposits, CC	216,589						216,589
Time deposits	351,893	52,394	36,671	4,671	26,253	71	471,953
Federal funds purchased and securities sold under agreements to repurchase	26,773	—	—	—	—	—	26,773
Subordinated notes	25,774	23,712	—	—	—	—	49,486
Other borrowed money	97,792	17,376	43,680	317	95	—	159,260

Total	$718,821	93,482	195,503	4,988	26,348	71	1,039,213

Interest-sensitivity GAP
Periodic GAP	$(176,163)	90,156	(51,868)	65,114	96,972	89,985	114,196

Cumulative GAP	$(176,163)	(86,007)	(137,875)	(72,761)	24,211	114,196	114,196

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.75	1.96	0.73	14.05	4.68	1,268.39	1.11
Cumulative GAP	0.75	0.89	0.86	0.93	1.02	1.11	1.11

Item 4. Controls and Procedures
          Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Impact of New Accounting Pronouncements
          Effective January 1, 2008, our Company adopted Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. SFAS 157 applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the Financial Accounting Standards Board (FASB) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In March 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements. In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (SFAS No. 157-3). This position clarifies the application of FASB No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This position was effective for us on September 30, 2008. The adoption of this position did not have an effect on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.
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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives our Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for our Company’s 2008 fiscal year. Our Company has not elected the fair value option for any financial assets or liabilities at September 30, 2008.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
          The following risk factors represent changes or additions to, and should be read in conjunction with, the risk factors identified under “Item 1A. Risk Factors” in our Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
          The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us. A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend continue to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan portfolio and provision for losses on loans. Negative conditions in the real estate markets where we operate could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters. These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our financial results.
          Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth. The volume of our one-to-four family residential mortgages and home equity lines of credit may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates. These factors could reduce our earnings and consequently our financial condition because:
•	the borrowers may not be able to repay their loans;

•	the value of the collateral securing our loans to borrowers may decline further;

•	the quality of our loan portfolio may decline further; and

•	customers may not want or need our products and services.
Any of these scenarios could cause an increase in delinquencies and non-performing assets, require us to charge-off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.
          Recent developments affecting the financial markets presently have an unknown effect on our business. In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets.

          Under the Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions by purchasing preferred stock in these institutions. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds securities issued under the CPP.
          In addition, the Federal Deposit Insurance Corporation will temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under the Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. We are assessing our participation in the CPP and the Temporary Liquidity Guarantee Program but have not made a definitive decision whether or not to participate in either or both programs. It is not clear at this time whether our decision to participate or not to participate in either the CPP or the Temporary Liquidity Guarantee Program will have an effect on our business.
          We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed. We are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. Although we remain “well-capitalized” and have not had a deterioration in our liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the third quarter ended September 30, 2008:

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares (or Units)	(or Approximate Dollar
	Number of	(b) Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
July 1 - 31, 2008	—	—	—	$865,778

August 1 - 31, 2008	10,000	$21.49	10,000	$650,918

September 1 - 30, 2008	13,000	$24.45	13,000	$333,038

Total	23,000	$23.16	23,000	$333,038

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our board of directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

November 10, 2008	/s/ James E. Smith James E. Smith, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Richard G. Rose

November 10, 2008	Richard G. Rose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
September 30, 2008 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-k on November 1, 2007 and incorporated herein by reference).	**

4	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	45

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	46

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	47

**	Incorporated by reference.