Form 10-K
period 2008-12-31
HAWTHORN BANCSHARES, INC.
filed 2009-03-16
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Common Stock, par value $1.00 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 3,413,693 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $25.27 closing price of such common equity on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $86,264,022. Aggregate market value excludes an aggregate of 745,802 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 13, 2009, the registrant had 4,298,353 shares of common stock, par value $1.00 per share, issued and 4,136,495 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2008 Annual Report to Shareholders — Part II and (2) definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A — Part III.

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
Description of Business
     Hawthorn. Hawthorn is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Our Company’s activities currently are limited primarily to ownership, indirectly through its subsidiary (Union State Bancshares, Inc.), of the outstanding capital stock of Hawthorn Bank. In addition to ownership of its subsidiaries, Hawthorn may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that

Hawthorn will engage in any business other than that directly related to its ownership of its banking subsidiary or other financial institutions.
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
     Hawthorn Real Estate. Hawthorn Real Estate, LLC. was formed in December, 2008 to purchase and hold various nonperforming assets of Hawthorn Bank. The purpose for holding these nonperforming assets in Hawthorn Real Estate is to allow for the orderly disposition of these assets and strengthen Hawthorn Bank’s financial position.
Employees
     As of December 31, 2008, Hawthorn and its subsidiaries had approximately 310 full-time and 68 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.
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
     Regulatory Capital Requirements. The FRB has issued risk-based and leverage capital guidelines applicable to United States banking organizations. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited. The FRB’s risk-based guidelines define a two-tier capital framework. Tier 1 capital generally includes common shareholders’ equity, a limited amount of trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets and other adjustments. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents our total capital.
     The risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets (including certain off-balance sheet activities). The FRB’s capital adequacy guidelines require that bank holding companies maintain a Tier 1 risk-based capital ratio equal to at least 4% of its risk-weighted assets and a total risk-based capital ratio equal to at least 8% of its risk-weighted assets. In addition, the FRB has established a minimum leverage ratio for bank holding companies. The FRB’s capital adequacy guidelines require that bank holding companies meeting specified criteria (including having the highest regulatory rating) maintain a Tier 1 leverage ratio equal to at least 3% of its average total consolidated assets. All other bank holding companies generally will be required to maintain a Tier 1 leverage ratio of at least 4%.

     On December 31, 2008, Hawthorn was in compliance with all of the FRB’s capital adequacy guidelines. Hawthorn’s capital ratios on December 31, 2008 are shown below:

Leverage Ratio (3% minimum requirement)	Tier 1 Risk-Based Capital Ratio (4% minimum requirement)	Total Risk-Based Capital Ratio (8% minimum requirement)

10.80%	13.55%	16.01%
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
     Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws require the federal regulatory agencies to take prompt corrective action against undercapitalized financial institutions. A bank is identified as being “well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive requiring the bank to adhere to a higher ratio).
     On December 31, 2008, our Bank was classified as “well-capitalized,” which is required for Hawthorn to remain a financial holding company. The capital ratios and classifications of our Bank as of December 31, 2008 are shown on the following chart.

Leverage Ratio (5% minimum requirement)	Tier 1 Risk-Based Capital Ratio (6% minimum requirement)	Total Risk-Based Capital Ratio (10% minimum requirement)

8.82%	11.13%	12.35%
     Limitations on Interest Rates and Loans to One Borrower. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. Generally, the maximum amount that a Missouri state-chartered bank may lend to any one person or entity is generally limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state. In the case of Missouri state-chartered banks with a composite rating of 1 or 2 under the Capital, Assets, Management, Earnings, Liquidity and Sensitivity (CAMELS) rating system, the maximum amount is the greater of (i) the limits listed in the foregoing sentence or (ii) 25% of the unimpaired capital of the bank.
     Payment of Dividends. Our Bank is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. Our Bank will be required to receive regulatory approval prior to paying dividends to our Company until such time as the Bank’s unappropriated retained earnings balance is restored to a positive balance. In addition to the above limitations, our ability to pay dividends on our common stock is limited by our participation in the U.S. Treasury’s Capital Purchase Program (CPP). Prior to December 19, 2011, unless we have redeemed the Series A preferred stock issued to the U.S. Treasury in the CPP or the U.S. Treasury has transferred the Series A preferred stock to a third party, we must receive the consent of the U.S. Treasury before we can pay quarterly dividends on our common stock of more than $0.21 per share. Furthermore, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we can not pay dividends on our common stock.
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
     The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, or “SEC”, under the Securities and Exchange Act of 1934. Further, the Sarbanes-Oxley Act includes very specified additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and the Nasdaq Global Select Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act’s new requirements, the final scope of these requirements remains to be determined.
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
Available Information
     The address of our principal executive offices is 300 Southwest Longview Boulevard, Lee’s Summit, Missouri 64081 and our telephone number at this location is (816) 347-8100. Our common stock trades on the Nasdaq Global Select Market under the symbol “HWBK”.
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
     Our internet website address is www.hawthornbancshares.com. Under the “Documents” section of our website (www.hawthornbancshares.com), we make available, without charge, our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934. Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
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
     Because We Primarily Serve Central And West Central Missouri, A Decline In The Local Economic Conditions Could Lower Our Profitability. The profitability of Hawthorn is dependant on the profitability of its banking subsidiary, which operates out of central and west central Missouri. The financial condition of this bank is affected by fluctuations in the economic conditions prevailing in the portion of Missouri in which its operations are located. Accordingly, the financial conditions of both Hawthorn and its banking subsidiary would be adversely affected by deterioration in the general economic and real estate climate in Missouri.
     An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:
•	customers may not want or need the products and services of our Bank,

•	borrowers may be unable to repay their loans,

•	the value of the collateral security of our Bank’s loans to borrowers may decline,

•	the number of loan delinquencies and foreclosures may increase, and

•	the overall quality of our Bank’s loan portfolio may decline.
     Making mortgage loans and consumer loans is a significant source of profits for Hawthorn’s banking subsidiary. If individual customers in the local area do not want or need these loans, profits may decrease. Although our Bank could make other investments, our Bank may earn less revenue on these investments than on loans. Also, our Bank’s losses on loans may increase if borrowers are unable to make payments on their loans.
     Interest Rate Changes May Reduce Our Profitability. The primary source of earnings for Hawthorn’s banking subsidiary is net interest income. To be profitable, our Bank has to earn more money in interest and fees on loans and other interest-earning assets than it pays as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, as has already happened on several occasions in recent years, including in 2008, the amount of interest our Bank earn on loans and investment securities may decrease more rapidly than the amount of interest our Bank has to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Hawthorn and its banking subsidiary.
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

     Our Profitability Depends On Our Bank’s Asset Quality And Lending Risks. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Hawthorn’s banking subsidiary are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. For example, recent reviews by our credit officer identified areas of concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration. Our Bank’s failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary. There is a degree of credit risk associated with any lending activity. Our Bank attempts to minimize its credit risk through loan diversification. Although our Bank’s loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri area and the level of non-performing assets is heavily dependant upon local conditions. There can be no assurance that the level of our Bank’s non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.
     Our Provision For Probable Loan Losses May Need To Be Increased. Hawthorn’s banking subsidiary makes a provision for loan losses based upon management’s estimate of probable losses in the loan portfolio and its consideration of prevailing economic conditions. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. Our Bank may need to increase the provision for loan losses through additional provisions in the future if, among other things, the financial condition of any of its borrowers deteriorates, if its borrower fails to perform its obligations to it, or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio, provision for loan losses, and real estate acquired by foreclosure of our Bank. Such agencies may require our Bank to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provision for probable loan losses, whether required as a result of regulatory review or initiated by Hawthorn itself, may materially alter the financial outlook of Hawthorn and its banking subsidiary and may have a material adverse effect on our financial condition and results of operations.
     The Continuation Of Adverse Market Conditions In The U.S. Economy And The Markets In Which We Operate Could Adversely Impact Our Business. Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008 and in the first quarter of 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.
     A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in our markets may have a negative impact on our business, financial condition, results of operations and the trading price of our common stock. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend continue to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan portfolio and provision for losses on loans. In addition, the severity and duration of the economic downturn is unknown and may exacerbate our exposure to credit risk, impair our ability to assess the creditworthiness of our customers or to estimate the values of our assets and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Negative conditions in the real estate markets where we operate could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters. These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our financial results. As a result of the difficult market and economic conditions referred to above, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and for bank regulatory agencies to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities.
     We do not expect that the difficult market and economic conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds, and our business, financial condition, results of operations and stock price may be adversely affected.
     The Soundness Of Other Financial Institutions Could Adversely Affect Us. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
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

     Recent Legislative And Regulatory Actions To Address Difficult Market And Economic Conditions May Not Stabilize The U.S. Financial System. There can be no assurance as to the actual impact that the Emergency Economic Stabilization Act of 2008, the Treasury’s Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program, or any other governmental program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
     The FDIC’s Recent and Proposed Increases In Deposit Insurance Premiums Will Increase Our Non-Interest Expense And May Reduce Our Profitability. In response to the recent failures of FDIC-insured institutions and the expectation that the rate of institution failures will continue to be high in the next several years, in 2008 the FDIC adopted a plan to restore the Deposit Insurance Fund. The new rules raised the assessment rate for insured institutions by seven basis points (annualized) of insured deposits for the first quarter 2009 assessment period. Beginning April 1, 2009, the range of initial base assessment rates will be increased from 12 to 45 basis points depending on an institution’s risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. The FDIC also introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to 5 basis points for long-term unsecured and subordinated debt (excluding debt guaranteed under the Temporary Liquidity Program), (2) an increase of up to 50% for secured liabilities in excess of 25% of domestic deposits, and (3) for certain higher risk institutions, up to a 10 basis point increase if brokered deposits are in excess of 10% of domestic deposits.
     In addition, the FDIC adopted an Interim Rule that imposes a 20 basis point emergency special assessment for all insured depository institutions on June 30, 2009. The Interim Rule also empowers the FDIC to impose an additional 10 basis point assessment after June 30, 2009 if the FDIC believes that the Deposit Insurance Fund is estimated to fall close to zero or to a level that would otherwise adversely affect public confidence. The Interim Rule is currently out for public comment. Moreover, the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking (subject to certain limitations).
     The increased deposit insurance premiums and the proposed emergency special assessments are expected to significantly increase our non-interest expense and may adversely affect our profitability.
     Our Participation In The FDIC’s Temporary Liquidity Guaranty Program Would Increase Our Non-Interest Expense And Decrease Net Income. In October 2008, the FDIC implemented the Temporary Liquidity Guaranty Program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. Under this program, a limited amount of senior unsecured debt that is newly issued on or before June 30, 2009 would be fully guaranteed by the FDIC if the issuing institution fails or if the issuing holding company files for bankruptcy. This guaranty lasts until June 30, 2012. Any issuer of FDIC guaranteed debt will be assessed fees determined by multiplying the amount of the debt by the number of years until the debt matures and then multiplying that number by an assessment rate ranging from 50 basis points to 100 basis points, depending upon the length of the term of the debt. Although we do not currently have any senior unsecured debt and do not presently anticipate issuing any such debt, we have not opted out of the program. If we elect to issue FDIC-guaranteed debt in the future, the assessments associated with any such issuance would reduce our net income and increase our non-interest expense and may adversely affect our profitability.
     A second aspect of the Temporary Liquidity Guaranty Program is that the FDIC will, until December 31, 2009, fully guarantee all funds held in noninterest-bearing transaction deposit accounts (which includes all IOLTAs and functionally equivalent accounts, as well as negotiable order of withdrawal accounts with an interest rate of .50 percent or less). In exchange for this guarantee, the FDIC charges a 10 basis point annual surcharge to noninterest-bearing transaction deposit amounts over $250,000. As a result of Hawthorn’s participation in this aspect of the program, the associated surcharge will increase our non-interest expense and may adversely affect our profitability.
     Due To Our Participation In The Treasury’s Capital Purchase Program, We Are Subject To Several Restrictions Including Restrictions On Our Ability To Declare Or Pay Dividends And Repurchase Our Shares. In December 2008, we elected to participate in the Treasury’s Capital Purchase Program by issuing and selling to the Treasury shares of our Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to purchase shares of our common stock. As a result of this participation, our ability to declare or pay dividends on our common stock is limited. Specifically, until December 19, 2011, we will not be permitted to increase dividends on our common stock without the Treasury’s approval unless the preferred stock issued to the Treasury has been redeemed or transferred. Further, we will not be able to declare dividends payments on common, junior preferred or pari passu shares if we are in arrears on the dividends on the preferred stock issued to the Treasury. In addition, our ability to repurchase our common stock and other securities is restricted. The Treasury’s consent generally will be required for us to repurchase any of our common stock or other securities until December 19, 2011 unless the preferred stock issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu shares may not be repurchased if we are in arrears on the dividends payable to the Treasury on the preferred stock.
     The Failure Of Our Bank To Restore Unappropriated Retained Earnings To A Positive Balance Or Receive Regulatory Approval To Pay Dividends Could Impair Our Company’s Liquidity And Ability To Pay Dividends. As a result of an impairment of goodwill in 2008, our Bank had an accumulated deficit at December 31, 2008. Our Bank will therefore be required to receive regulatory approval prior to paying dividends to our Company until such time as our Bank’s unappropriated retained earnings is restored to a positive balance. If our Bank is unable to receive such regulatory approval, it will impair our liquidity and we may not be able to pay dividends on our common stock.
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
     In December 2008, we elected to participate in the Treasury’s Capital Purchase Program. Congress has held hearings on implementation of, and the use of funds received in, the Capital Purchase Program and may adopt further legislation impacting financial institutions that have obtained funding under the program. Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted or imposed administratively by the U.S. Treasury that could restrict our operations or increase governmental oversight of our business. The Special Inspector General for the Troubled Asset Relief Program has requested information from Capital Purchase Program participants, including a description of past and anticipated uses of the funds received and plans for addressing executive compensation requirements. We have responded to the Special Inspector General’s request, but it is unclear at this point what the ramifications of such disclosure are or may be in the future.
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
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     Neither our Company nor Union State Bancshares owns or leases any property.
     On February 14, 2007, our principal offices were relocated from Jefferson City, Missouri to Hawthorn Bank’s branch located at 300 Southwest Longview Boulevard, Lee’s Summit, Missouri. The Lee’s Summit location temporarily serves as our principal office until permanent facilities are located in the Kansas City metropolitan area.
     The table below provides a list of our Bank’s facilities.

			Net Book Value at
	Approximate	Owned or	December 31, 2008
Location	Square Footage	Leased	(in thousands)

8127 East 171st Street	13,000	Owned	$2,447
Belton, Missouri
4675 Gretna Road	11,000	Owned	$1,683
Branson, Missouri
1000 West Buchanan Street	2,270	Owned	$395
California, Missouri
102 North Second Street	11,524	Owned	$1,784
Clinton, Missouri
115 North Main Street	1,500	Owned	$305
Clinton, Missouri
1603 East Ohio	5,760	Owned	$162
Clinton, Missouri
1400 East Ohio Street	13,551	Owned	$3,579
Clinton, Missouri
1712 East Ohio Street	600	Leased (1)	N/A
Clinton, Missouri (inside a Wal-Mart store)
1101 North Highway 13	1,500	Owned	$23
Collins, Missouri
1110 Club Village Drive	5,000	Owned	$1,809
Columbia, Missouri
115 South 2nd Street	4,000	Owned	$304
Drexel, Missouri
100 Plaza Drive	4,000	Owned	$333
Harrisonville, Missouri
17430 East 39th Street	4,070	Owned	$789
Independence, Missouri
220 West White Oak	1,800	Owned	$110
Independence, Missouri
132 East High Street	34,800	Owned	$3,909
Jefferson City, Missouri
3701 West Truman Boulevard	21,000	Owned	$387
Jefferson City, Missouri

			Net Book Value at
	Approximate	Owned or	December 31, 2008
Location	Square Footage	Leased	(in thousands)

211 West Dunklin Street	2,400	Owned	$16
Jefferson City, Missouri
800 Eastland Drive	4,100	Owned	$873
Jefferson City, Missouri
300 S.W. Longview Boulevard	11,700	Owned	$2,500
Lee’s Summit, Missouri
335 Chestnut	1,580	Owned	$61
Osceola, Missouri
500 North Mott Drive,	462	Leased (2)	N/A
# 103C Raymore, Missouri (in the Foxwood Springs Seniors Center)
595 VFW Memorial Drive	2,236	Owned	$64
St. Robert, Missouri
321 West Battlefield	12,500 (3)	Owned	$709
Springfield, Missouri
445 South Moreau	1,962	Owned	$79
Tipton, Missouri
200 West Main Street	8,900	Owned	$190
Warsaw, Missouri
1891 Commercial Drive	11,000	Owned	$1,961
Warsaw, Missouri
125 South Main	3,600	Owned	$344
Windsor, Missouri

(1)	The term of this lease began in January 1999 and ends in January 2014.

(2)	The term of this lease can be terminated at any time upon thirty days notice.

(3)	Of the 12,500 square feet of space, 6,600 square feet of space is leased to a non-affiliate.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted to a vote of the holders of our Company’s common stock during the fourth quarter of the year ended December 31, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive officers of our Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
James E. Smith	64	Chairman, Chief Executive Officer and Director
David T. Turner	52	President and Director
Richard G. Rose	57	Chief Financial Officer
Kathleen L. Bruegenhemke	43	Senior Vice President and Secretary
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in our Company’s 2008 Annual Report to Shareholders.
     We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.
Our Purchases of Equity Securities
     The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2008:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased Under the
Period	Purchased	(or Unit)	Programs	Plans or Programs *

October 1-31, 2008	—	—	—	$333,038
November 1-30, 2008	—	—	—	$333,038
December 1-31, 2008	—	—	—	$333,038
Total	—	—	—	$333,038

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our board of directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions. As a result of our participation in the U.S. Treasury’s Capital Purchase Program, however, our ability to redeem, purchase or acquire any shares of our common stock is limited. Specifically, until December 19, 2011 we will not be permitted to redeem, purchase or acquire any shares of our common stock without the Treasury’s approval unless the shares of our Fixed Rate Cumulative Perpetual Preferred Stock issued to the Treasury have been redeemed or transferred. Further, we will not be able to redeem, purchase or acquire any shares of our common stock if we are in arrears in the payment of dividends on the preferred stock issued to the Treasury.
Recent Issuance of Securities
     As previously disclosed in our Company’s current report on Form 8-K filed with the SEC on December 23, 2008, as part of the Capital Purchase Program established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008, on December 19, 2008 our Company issued and sold to the Treasury, in exchange for the Treasury’s payment of $30,255,000 in cash:
(i)	30,255 shares of our Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, $0.01 par value per share, having a liquidation preference of $1,000 per share; and

(ii)	a warrant to purchase 245,443 shares of our Company’s common stock at an initial exercise price of $18.49 per share, subject to certain anti-dilution and other adjustments.

The preferred stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Selected Financial Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Selected Consolidated Financial Data” in our Company’s 2008 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Company’s 2008 Annual Report to Shareholders.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our Company’s exposure to market risk is reviewed on a regular basis by our Bank’s asset/liability committee and board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank’s management include the standard GAP report subject to different rate shock scenarios. At December 31, 2008, the rate shock scenario models indicated that annual net interest income could change by as much as 14.5 % should interest rates rise or fall within 300 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:
(i)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity” in our Company’s 2008 Annual Report to Shareholders; and

(ii)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in our Company’s 2008 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in our Company’s 2008 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls Over Financial Reporting.
     Management’s Report on Internal Control Over Financial Reporting.
     Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     Changes in Internal Controls.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Report of Independent Registered Public Accounting Firm.
          Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hawthorn Bancshares, Inc.:
     We have audited Hawthorn Bancshares, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
St. Louis, Missouri
March 13, 2009
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
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
Item 11. Executive Compensation.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Executive Compensation and Related Matters” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans
     Our Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2008:

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in column
Plan category	and rights		and rights	(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	266,835	*	$26.10	569,980	**
Equity compensation plans not approved by security holders	-0-		-0-	-0-

Total	266,835	*	$26.20	569,980	**

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company’s incentive stock option plan.

**	Consists of 169,980 shares available for future issuance under our Company’s incentive stock option plan and 400,000 shares available for future issuance under our Company’s 2007 omnibus incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Related Party Transactions” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

     The following consolidated financial statements of our Company and reports of our Company’s independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2008 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:
          Report of Independent Registered Public Accounting Firm.
          Consolidated Balance Sheets as of December 31, 2008 and 2007.
          Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.
          Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.
          Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.
          Notes to Consolidated Financial Statements.
2.	Financial Statement Schedules:
     Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.
3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value Common Stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.1	Employment Agreement, dated November 3, 1997, between our Company and James E. Smith (filed as Exhibit 10.4 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).*

10.2	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

Exhibit No.	Description
10.3	Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to our Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

10.4	Letter Agreement dated December 19, 2008 by and between our Company and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms (filed as Exhibit 10.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.5	Form of Waiver of our Company’s Senior Executive Officers (filed as Exhibit 10.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

10.6	Form of Letter Agreement between our Company’s Senior Executive Officers and our Company (filed as Exhibit 10.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

13	Our Company’s 2008 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of our Company (filed as Exhibit 14 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.
Dated: March 13, 2009	By	/s/ James E. Smith
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

Date	Signature and Title

March 13, 2009	/s/ James E. Smith

James E. Smith, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

March 13, 2009	/s/ Richard G. Rose
Richard G. Rose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 13, 2009	/s/ David T. Turner

David T. Turner, Director

March13, 2009	/s/ Charles G. Dudenhoeffer, Jr.

Charles G. Dudenhoeffer, Jr., Director

March 13, 2009	/s/ Philip D. Freeman

Philip D. Freeman, Director

March 13, 2009	/s/ Kevin L. Riley

Kevin L. Riley, Director

March 13, 2009	/s/ Julius F. Wall,

Julius F. Wall, Director

March 13, 2009	/s/ Gus S. Wetzel, II

Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13	Our Company’s 2008 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.