Form 10-Q
period 2009-03-31
HAWTHORN BANCSHARES, INC.
filed 2009-05-08
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 8, 2009 the registrant had 4,136,495 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Loans	$1,004,530,173	$1,009,103,532
Allowances for loan losses	(13,159,425)	(12,666,546)

Net loans	991,370,748	996,436,986

Investment in available-for-sale securities, at fair value	146,462,294	149,400,929
Investment in equity securities, at cost	8,875,250	8,875,250

Total investment securities	155,337,544	158,276,179

Federal funds sold and securities purchased under agreements to resell	116,432	104,393
Cash and due from banks	51,442,542	53,723,075
Premises and equipment — net	38,713,892	39,260,220
Other real estate owned and repossessed assets	7,473,293	7,828,278
Accrued interest receivable	6,995,873	7,476,093
Mortgage servicing rights	1,520,838	1,171,225
Intangible assets — net	1,961,554	2,130,097
Cash surrender value — life insurance	1,861,058	1,852,902
Other assets	10,748,579	11,439,419

Total assets	$1,267,542,353	$1,279,698,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$123,679,202	$125,245,200
Savings, interest checking and money market	360,758,142	342,626,702
Time deposits $100,000 and over	140,533,958	142,972,489
Other time deposits	366,049,903	344,451,998

Total deposits	991,021,205	955,296,389

Federal funds purchased and securities sold under agreements to repurchase	26,322,121	29,138,623
Subordinated notes	49,486,000	49,486,000
Other borrowed money	83,857,844	129,057,483
Accrued interest payable	3,984,907	3,847,415
Other liabilities	6,548,979	6,454,574

Total liabilities	1,161,221,056	1,173,280,484

Stockholders’ equity:
Preferred stock, $1000 par value
Authorized and issued 30,255 shares at March 31, 2009,	28,007,412	27,888,294
Common stock, $1 par value
Authorized 15,000,000 shares; issued 4,298,353 shares	4,298,353	4,298,353
Surplus	25,182,126	25,144,323
Retained earnings	51,432,211	51,598,678
Accumulated other comprehensive income, net of tax	918,013	1,005,553
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	106,321,297	106,418,383

Total liabilities and stockholders’ equity	$1,267,542,353	$1,279,698,867

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

INTEREST INCOME
Interest and fees on loans	$14,444,026	$16,461,890
Interest on debt securities:
Taxable	1,162,507	1,399,518
Nontaxable	393,616	477,500
Interest on federal funds sold and securities purchased under agreements to resell	150	33,960
Interest on interest-bearing deposits	14,392	187
Dividends on equity securities	19,559	52,611

Total interest income	16,034,250	18,425,666

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	949,950	1,549,381
Time deposit accounts $100,000 and over	1,080,246	1,621,318
Other time deposit accounts	2,939,881	3,551,537
Interest on federal funds purchased and securities sold under agreements to repurchase	22,487	375,381
Interest on subordinated notes	662,046	850,990
Interest on other borrowed money	849,183	932,659

Total interest expense	6,503,793	8,881,266

Net interest income	9,530,457	9,544,400
Provision for loan losses	1,750,000	1,650,000

Net interest income after provision for loan losses	7,780,457	7,894,400

NON-INTEREST INCOME
Service charges on deposit accounts	1,377,799	1,415,227
Trust department income	201,647	211,756
Gain on sale of mortgage loans, net	1,020,971	251,619
Other	164,351	486,806

Total non-interest income	2,764,768	2,365,408

INVESTMENT SECURITIES GAINS (LOSSES), NET	—	2,773

NON-INTEREST EXPENSE
Salaries and employee benefits	4,362,282	4,693,719
Occupancy expense, net	608,277	616,104
Furniture and equipment expense	563,658	555,618
FDIC insurance assessment	680,781	21,861
Legal, examination, and professional fees	360,870	313,431
Advertising and promotion	281,271	235,610
Postage, printing, and supplies	284,470	287,291
Processing expense	854,748	815,491
Other	998,375	1,105,523

Total non-interest expense	8,994,732	8,644,648

Income before income taxes	1,550,493	1,617,933
Less income taxes	493,862	531,058

Net income	1,056,631	1,086,875
Preferred stock dividends	493,104	—

Net income available to common shareholders	$563,527	$1,086,875

Basic earnings per share	$0.14	$0.26
Diluted earnings per share	$0.14	$0.26

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,056,631	$1,086,875
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,750,000	1,650,000
Depreciation expense	525,900	537,037
Net accretion of debt securities, premiums, and discounts	84,597	(41,003)
Amortization of intangible assets	168,543	188,994
Stock based compensation expense	37,803	66,987
Decrease in accrued interest receivable	480,220	1,395,735
Increase in cash surrender value -life insurance	(8,156)	(7,245)
Decrease (increase) in other assets	460,862	(1,380,401)
Increase in accrued interest payable	137,492	51,257
Increase in other liabilities	94,405	221,413
Gain on sales of debt securities	—	(2,773)
Origination of mortgage loans for sale	(51,495,000)	(15,287,729)
Proceeds from the sale of mortgage loans	52,515,971	15,539,348
Gain on sale of mortgage loans, net	(1,020,971)	(251,619)
Loss on sales and dispositions of premises and equipment	3,513	7,910
Other real estate owned impairment charges	815,574	84,000
(Increase) decrease in deferred tax asset	(55,965)	487,099
Other, net	158,846	3,926

Net cash provided by operating activities	5,710,265	4,349,811

Cash flows from investing activities:
Net decrease (increase) in loans	2,631,238	(20,015,410)
Purchase of available-for-sale debt securities	(36,673,418)	(136,956,490)
Proceeds from maturities of available-for-sale debt securities	31,174,201	57,531,407
Proceeds from calls of available-for-sale debt securities	8,190,000	26,232,640
Proceeds from sales of available-for-sale debt securities	—	30,920,778
Purchase of equity securities	—	(966,900)
Proceeds from sales of equity securities	—	356,500
Purchases of premises and equipment	(166,876)	(337,883)
Proceeds from sales of premises and equipment	36,990	27,900
Proceeds from sales of other real estate owned and repossessions	224,411	335,245

Net cash provided by (used) in investing activities	5,416,546	(42,872,213)

Cash flows from financing activities:
Net decrease in demand deposits	(1,565,998)	(6,445,199)
Net increase in interest-bearing transaction accounts	18,131,440	1,078,276
Net increase in time deposits	19,159,374	901,004
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(2,816,502)	27,024,906
Proceeds from Federal Home Loan Bank advances	—	70,000,000
Repayment of Federal Home Loan Bank advances	(45,199,639)	(56,204,286)
Cash dividends paid — preferred stock	(235,317)	—
Cash dividends paid — common stock	(868,663)	(875,594)

Net cash (used) in provided by financing activities	(13,395,305)	35,479,107

Net decrease in cash and cash equivalents	(2,268,494)	(3,043,295)
Cash and cash equivalents, beginning of year	53,827,468	35,873,385

Cash and cash equivalents, end of period	$51,558,974	$32,830,090

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,366,301	$8,830,006
Income taxes	$—	$—
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$685,000	$802,313

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
          These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2008 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2008 as Exhibit 13.
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of March 31, 2009 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.
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
          SFAS No. 157 also requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis would include foreclosed real estate, long-lived assets, and core deposit intangible assets, which are reviewed when circumstances or other events indicate that impairment may have occurred. No circumstances or events happened that indicated impairment may have occurred in the three months ended March 31, 2009; therefore, no measurement at fair value was required for these nonfinancial assets.

          In April, 2009 the FASB issued Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS No. 157-4). This position provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. SFAS No. 157-4, which reaffirms SFAS No. 157, states that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. This position will become effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted. Our Company does not expect the adoption of SFAS No. 157-4 to have a material effect on our consolidated financial position or results of operations.
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
Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. At March 31, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based on an observable market price or current appraised value and therefore, our Company classifies these assets as nonrecurring Level 2. As of March 31, 2009, our Company identified $32.5 million in impaired loans. These impaired loans had specific allowances for losses aggregating $4.9 million.
     The following table presents information about our Company’s assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by our Company to determine such fair value.

	Fair Value Measurements
	At March 31, 2009 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$146,462,294	$—	$146,462,294	$—
Impaired loans	$27,584,222	$—	$27,584,222	$—

Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the three-month periods ending March 31, 2009 and 2008, respectively. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the three-month periods ending March 31, 2009 and 2008, respectively. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2009	2008

Net income, basic and diluted	$1,056,631	$1,086,875
Less: preferred stock dividends	493,104	—

Net income available to common shareholders	563,527	1,086,875
Average shares outstanding	4,136,495	4,169,495
Effect of dilutive stock options	—	22,771

Average shares outstanding including dilutive stock options	$4,136,495	$4,192,266

Net income per share, basic	$0.14	$0.26
Net income per share, diluted	0.14	0.26

          Under the treasury stock method, outstanding stock options are dilutive when the average market price of our Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when our Company has a loss from continuing operations available to common shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.
          The following option to purchase shares during the three months ended 2009 and 2008 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	2009	2008
Anti-dilutive shares	262,266	25,951

Stock-Based Compensation
          Our Company’s stock option plan provides for the grant of options to purchase up to 450,000 shares of our Company’s common stock to officers and other key employees of our Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except 4,821 options issued in 2002, and 9,519 options issued in 2008 to acquire shares that vested immediately.

The following table summarizes our Company’s stock option activity:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)

Outstanding at January 1, 2009	266,835	$26.10
Granted	—	—
Exercised	—	—
Forfeited	(1,431)	31.43
Canceled	—	—

Outstanding at March 31, 2009	265,404	$26.07	$—	5.7

Exercisable at March 31, 2009	190,581	$25.50	$—	4.7

          Total stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $38,000 and $67,000, respectively. As of March 31, 2009, the total unrecognized compensation expense related to non-vested stock awards was $336,000 and the related weighted average period over which it is expected to be recognized is approximately two years.
Comprehensive Income
          Comprehensive income for the three-months ended March 31, 2009 and 2008 is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income	$1,056,631	$1,086,875
Other comprehensive income:
Unrealized gain (loss) on securities:
Unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	(99,585)	715,359
Adjustment for (gain) loss on sales and calls of debt and equity securities, net of tax	—	(1,692)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12,045	3,926

Total other comprehensive income (loss)	(87,540)	717,593

Comprehensive income	$969,091	$1,804,468

Goodwill and Intangible Assets
          In accordance with SFAS No. 142, our Company’s goodwill is tested annually for potential impairment. SFAS No. 142 has a two-step process to test goodwill for impairment. The first step is to compare our Company’s estimated fair value, including goodwill, to its net book value. If the estimated fair value is less than the net book value, a second step is required. Under the second step, the estimated fair value of all our Company’s tangible and identifiable intangible net assets must be determined. That amount is compared to our Company’s estimated fair value to determine the amount of implied goodwill. Impairment, if any, is equal to the excess of the recorded goodwill over the implied goodwill. During the 2008 annual review, the results of the first step of the process gave an indication of probable goodwill impairment. This was primarily due to the deterioration of general market conditions experienced during the fourth quarter of 2008 and corresponding declines in our Company’s stock price to levels well below book value. In the second step of the process, the implied fair value of our Company’s goodwill (determined by comparing the estimated fair value of our Company to the sum of the fair values of our Company’s tangible and separately identifiable intangible net assets) was compared with the carrying value of goodwill in order to determine the amount of impairment. As a result of the second step of the process, our Company determined that the goodwill was fully impaired as of December 31, 2008, and recorded an impairment charge of $40,323,775, before tax in the fourth quarter of 2008.
          A summary of goodwill and other intangible assets at and for the three months ended March 31, 2009 and 2008 is as follows:

	For the Three Months Ended March 31,
	2009			2008
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$7,060,224	$(5,098,670)	$1,961,554	$7,060,224	$(4,417,678)	$2,642,546
Mortgage servicing rights	3,061,142	(1,540,304)	1,520,838	2,583,979	(1,422,680)	1,161,299

Total amortizable intangible assets	10,121,366	(6,638,974)	3,482,392	9,644,203	(5,840,358)	3,803,845

Goodwill	—	—	—	40,323,775	—	40,323,775

Total intangible assets	$10,121,366	$(6,638,974)	$3,482,392	$49,967,978	$(5,840,358)	$44,127,620

          Changes in the net carrying amount of other intangible assets for the three month period ended March 31, 2009 are shown in the following table:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

Balance at December 31, 2008	$2,130,097	$1,171,225
Additions	—	668,239
Amortization	(168,543)	(318,626)

Balance at March 31, 2009	$1,961,554	$1,520,838

          Mortgage loans serviced for others totaled approximately $223,348,000 and $208,378,000 at March 31, 2009 and 2008, respectively.

     Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of March 31, 2009 for the next five years:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

2010	$526,477	$423,000
2011	434,763	299,000
2012	408,062	236,000
2013	134,684	186,000
2014	—	146,000

     The aggregate amortization expense of intangible assets subject to amortization for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
Aggregate amortization expense	2009	2008

Core deposit intangible asset	$168,543	$188,994
Mortgage servicing rights	318,626	165,247

Income Taxes
     As of December 31, 2008, our Company had $749,000 of gross unrecognized tax benefits of which $487,000 would impact the effective tax rate, if recognized. At March 31, 2009, our Company had $749,000 of gross unrecognized tax benefits. Our Company expects a reduction $187,000 in gross unrecognized tax benefits during 2009 as a result of the state statute of limitations closing for the 2005 tax year. Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri.
     FASB Interpretation 48, Accounting for Uncertainty in Accounting in Income Taxes, an Interpretation of FAS No. 109, Accounting for Income Taxes (FIN 48) provides guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. As of March 31, 2009, interest accrued was approximately $147,000. Our Company’s state and federal income tax returns for 2005 to 2008 are open tax years. As of March 31, 2009, there were no federal or state income tax examinations in process.
Employee Benefit Plans
     Employee benefits charged to operating expenses are summarized for the three months ended March 31, 2009 and 2008 in the table below.

	2009	2008

Payroll taxes	$329,300	$380,841
Medical plans	370,545	364,421
401k match	77,730	78,084
Pension plan	228,999	218,336
Profit-sharing	67,175	79,478
Other	21,140	30,602

Total employee benefits	$1,094,889	$1,151,762

     Our Company also provides a noncontributory defined benefit pension plan for all full-time employees. Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2009	2008

Service cost — benefits earned during the year	$851,000	$820,401
Interest cost on projected benefit obligations	509,000	452,524
Expected return on plan assets	(523,000)	(454,344)
Amortization of prior service cost	79,000	78,628
Amortization of net gains	—	(42,802)

Net priodic pension expense — Annual	$916,000	$854,407

Pension expense — three months ended March 31 (actual)	$228,999	$218,336

     Our Company made a $1,500,000 contribution to the defined benefit plan in 2008, and the minimum required contribution for 2009 is estimated to be $12,000. Our Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2009.
Preferred Stock
     On December 19, 2008, our Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program, CPP, a voluntary program that provides capital to financially healthy banks. This program is designed to attract broad participation by banking institutions to help stabilize the financial system by encouraging lending. Our Company plans to use the funds received, as discussed below, to continue to provide loans to its customers and to look for ways to deploy additional funds to benefit the communities in our Company’s market area.
     Participating in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 245,443 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrants based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with management’s estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrants at March 31, 2009 were $28,007,412 and $2,382,371, respectively.
     The preferred shares carry a 5% cumulative dividend for the first five years and 9% thereafter if not redeemed. The preferred shares are redeemable after three years at par plus accrued dividends, or before three years if our Company raises Tier 1 capital in an amount equal to the preferred stock issued. The preferred stock generally does not have any voting rights, subject to an exception in the event our Company fails to pay dividends on the preferred stock for six or more quarterly periods, whether or not consecutive. Under such circumstances, the Treasury will be entitled to vote to elect two directors to the board until all unpaid dividends have been paid or declared and set apart for payment. Our Company is prohibited from paying any dividends with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the senior preferred stock for all past dividend periods. The Treasury Department may also transfer the senior preferred stock to a third party at any time.
     The common stock warrants are exercisable immediately with a ten year term, in whole or in part, at an exercise price of $18.49 per share. The amount of warrants is reduced by one half if our Company raises equity capital of at least $30,255,000 by December 31, 2009. The Treasury Department may not exercise or transfer the common stock warrants with respect to more than half of the initial shares of common stock underlying the common stock warrants prior to the earlier of the date on which our Company receives aggregate gross proceeds of not less than $30,255,000 from one or more qualified equity offerings or before December 31, 2009.

     The preferred stock and warrants are classified as permanent equity in the consolidated balance sheets and qualify, for regulatory capital purposes, as Tier I capital. Through March 31, 2009, our Company had declared and paid dividends in the amount of $235,317 on the preferred stock.

Item 2 — Management’s Discussion and Analysis of Financial Condition
And Results of Operations
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
          We have described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.
Overview
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.26 billion in assets at March 31, 2009, and 25 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Company is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
          Through our branch network, our Company provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. We also provide a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that we provide include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The geographic areas in which we provide our products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. The products and services are offered to customers primarily within these geographical areas.
          Our Company’s primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. Our Company also derives income from trust, brokerage, credit card and mortgage banking activities and service charge income.
          Much of our Company’s business is commercial, commercial real estate development, and mortgage lending. Our Company has experienced continued strong loan demand in the communities within which we operate even during the current economic slowdown. Our Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancings.
Critical Accounting Policies
          The following accounting policies are considered most critical to the understanding of our Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such polices affect our reported and expected financial results.
Allowance for Loan Losses
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
Income Taxes
          Our Company accounts for income taxes under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that been that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in our consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forwards, and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, our Company would reverse the valuation allowance when the realization of the deferred tax asset is expected. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities.
Goodwill and Other Intangible Assets
          Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our Company performs an annual review of goodwill and intangible assets for impairment to determine whether the carrying value of underlying assets may not be recoverable. Our Company measures recoverability based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the underlying asset, our Company recognizes an impairment loss. The impairment loss recognized represents the amount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. As a result of the 2008 annual review, our Company determined that goodwill was fully impaired and recorded an impairment charge of $40,323,775, before tax. See the notes to the consolidated financial statements (unaudited) for further discussion.
SELECTED CONSOLIDATED FINANCIAL DATA
          The following table presents selected consolidated financial information for our Company as of and for each of the three months ended March 31, 2009 and March 31, 2008, respectively. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the related notes, presented elsewhere herein.
Selected Financial Data

	Three Months
	Ended
	March 31,
(In thousands, except per share data)	2009	2008

Per Share Data

Basic earnings per common share	$0.14	$0.26
Diluted earnings per common share	0.14	0.26
Paid on preferred stock	235	—
Amortization of discount on preferred stock	119	—
Paid on common stock	869	876
Book value per common share	18.93	26.91
Market price	11.75	27.54

Selected Ratios

(Based on average balance sheets)

Return on average total assets	0.34%	0.36%
Return on average common stockholders’ equity	2.88%	3.89%
Average common stockholders’ equity to average total assets	6.28%	9.20%
(Based on end-of-period data)

Efficiency ratio (1)	73.16%	72.59%
Period-end common stockholders’ equity to period-end assets	6.18%	9.10%
Period-end tangible common stockholders’ equity to period-end tangible assets	5.92%	5.72%
Period-end stockholders’ equity to period-end assets	8.39%	9.10%
Total risk-based capital ratio	16.22	13.17
Tier 1 risk-based capital ratio	13.70	11.00
Leverage ratio	11.02	8.87

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

Results of Operations
Summary

	Three Months
	Ended March 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Net interest income	$9,530	$9,545	$(15)	(0.2)%
Provision for loan losses	1,750	1,650	100	6.1
Noninterest income	2,765	2,365	400	16.9
Investment securities gains, net	—	3	(3)	(100.0)
Noninterest expense	8,995	8,645	350	4.0
Income (loss) before income taxes	1,550	1,618	(68)	(4.2)

Income taxes	493	531	(38)	(7.2)

Net income	$1,057	$1,087	$(30)	(2.8)%

Less: preferred dividends	493	—	493	—

Net income available to common shareholders	$564	$1,087	$(523)	(48.1)%

     Our Company’s consolidated net income of $1,057,000 for the first quarter of 2009 was essentially unchanged when compared to $1,087,000 for the first quarter of 2008. $493,000 of the first quarter income was restricted for preferred shareholders, resulting in $564,000 of net income available to common shareholders, or $.14 per diluted common share, compared to $1,087,000, or $.26 per diluted common share for the first quarter ended March 31, 2008. For the first three months of 2009, the annualized return on average assets was 34 basis points, the annualized return on average common shareholders’ equity was 2.88%, and the efficiency ratio was 73.2%. Our Company did experience substantial real estate refinancing activity in the first quarter of 2009, which contributed an additional $800,000 to income. However, this was offset by an industry wide increase in FDIC insurance assessments as well as an increase in our provision for loan losses. Net interest margin decreased 23 basis points from 3.55% to 3.32%. Net interest income, on a tax equivalent basis, decreased $46,000 or 47 basis points from 2008 to 2009. Total assets at March 31, 2009 were $1,267,542,000, compared to $1,279,698,000 at March 31, 2008, a decrease of $12,156,000, or 1.0%.

Net Interest Income
     Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.
Average Balance Sheets
     The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended March 31, 2009 and March 31, 2008, respectively.

	Three Months Ended March 31,
		2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans: (2) (4)	$1,010,167	$14,467	5.81%	$917,800	$16,487	7.21%
Investment in securities: (3)
Government sponsored enterprises	108,795	1,143	4.26	123,844	1,381	4.47
State and municipal	41,828	586	5.68	51,099	698	5.48
Other	8,875	20	0.91	6,252	53	3.40
Federal funds sold	451	—	—	4,573	34	2.98
Interest bearing deposits in other financial institutions	17,604	14	0.32	124	—	—

Total interest earning assets	1,187,720	16,230	5.54	1,103,692	18,653	6.78
All other assets	88,750			126,890
Allowance for loan losses	(12,729)			(9,435)

Total assets	$1,263,741			$1,221,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$143,674	$336	0.95%	$115,138	$373	1.30%
Savings	44,391	36	0.33	43,266	58	0.54
Money market	177,300	578	1.32	174,142	1,117	2.57
Time deposits of $100,000 and over	138,539	1,080	3.16	142,880	1,622	4.55
Other time deposits	356,812	2,940	3.34	313,988	3,552	4.54

Total time deposits	860,716	4,970	2.34	789,414	6,722	3.42
Federal funds purchased and securities sold under agreements to repurchase	29,344	23	0.32	51,894	375	2.90
Subordinated notes	49,486	662	5.43	49,486	851	6.90
Other borrowed money	89,037	849	3.87	90,053	933	4.16

Total interest bearing liabilities	1,028,583	6,504	2.56	980,847	8,881	3.63
Demand deposits	118,620			118,944
Other liabilities	9,267			8,962

Total liabilities	1,156,470			1,108,753
Stockholders’ equity	107,271			112,394

Total liabilities and stockholders’ equity	$1,263,741			$1,221,147

Net interest income (FTE)		$9,726			$9,772

Net interest spread			2.98%			3.15%
Net interest margin			3.32%			3.55%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $196,000 and $228,000 for the three months ended March 31, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

Comparison of the three months ended March 31, 2009 and 2008
     Financial results for the first three months of 2009 compared to 2008 included a decrease in net interest income, on a tax equivalent basis of $46,000, or 47 basis points. Average interest-earning assets increased $84,028,000, or 7.6% to $1,187,720,000 at March 31, 2009 compared to $1,103,692,000 at March 31, 2008, but was offset by a decrease in net interest margin and a higher provision for loan loss.
     Average loans outstanding increased $92,367,000 or 10.1% to $1,010,167,000 for first three months of 2009 compared to $917,800,000 for 2008. Average commercial loans outstanding decreased approximately $1,127,000 or 74 basis points for 2009 compared to 2008. Average real estate loans outstanding increased approximately $95,157,000 or 13.0% for 2009 compared to 2008. Average consumer loans outstanding decreased approximately $1,663,000 or 4.8% for 2009 compared to 2008. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio.
     Average investment securities and federal funds sold decreased $25,819,000 or 13.9% to $189,949,000 at March 31, 2009 compared to $185,768,000 for 2008. The decrease in average investment securities during 2009 and 2008 reflects the use of investment liquidity to fund our Company’s growth in the loan portfolio.
     Average interest bearing liabilities increased $47,736,000, or 4.8%, to $1,028,583,000 at March 31, 2009 compared to $980,847,000 at March 31, 2008. Average time deposits increased $71,617,000 or 9.0% to $860,716,000 for 2009 compared to $789,414,000 for 2008. The increase was primarily a result of increased public fund deposits and customers increasing savings in light of the current economy. Product specials promoting interest bearing checking accounts and certificate of deposits contributed to the increase in new deposits.
     Average federal funds purchased and securities sold under agreements to repurchase decreased $22,550,000 or 43.4% to $29,344,000 for 2009 compared to $51,894,000 for 2008. This primarily is a result of a $24,000,000 decrease in a public fund term repurchase agreement and a $4,000,000 decrease in federal funds purchased during the first three months of 2008 compared to 2009. Average other borrowed money decreased $1,016,000 or 1.1% to $89,037,000 for 2009 compared to $90,053,000 for 2008. The decrease in 2009 reflects a net decrease in Federal Home Loan Bank advances.

Rate and volume analysis
     The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three months ended March 31, 2009 compared to March 31, 2008. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2009 vs. 2008
		Change due to
	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)	$(2,020)	$1,548	$(3,568)
Investment securities:
Government sponsored entities	(238)	(161)	(77)
State and municipal(2)	(112)	(130)	18
Other	(33)	16	(49)
Federal funds sold	(34)	(16)	(18)
Interest bearing deposits in other financial institutions	14	—	14

Total interest income	(2,423)	1,257	(3,680)

Interest expense:
NOW accounts	(37)	80	(117)
Savings	(22)	2	(24)
Money market	(539)	20	(559)
Time deposits of 100,000 and over	(542)	(48)	(494)
Other time deposits	(612)	440	(1,052)
Federal funds purchased and securities sold under agreements to repurchase	(352)	(115)	(237)
Subordinated notes	(189)	—	(189)
Other borrowed money	(84)	(11)	(73)

Total interest expense	(2,377)	368	(2,745)

Net interest income on a fully taxable equivalent basis	$(46)	$889	$(935)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $196,000 and $228,000 for the three months ended March 31, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
     Net interest income on a fully taxable equivalent basis decreased $46,000 or 47 basis points to $9,726,000 for the first three months of 2009 compared to $9,772,000 for 2008. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased from 3.55% for the first three months of 2008 to 3.32% for 2009. Although our Company’s loan growth remains strong, the current economic conditions continue to narrow the net interest spread as seen from the decrease to 2.98% in 2009 from 3.15% in 2008.
     While our Company was able to decrease the rate paid on interest bearing liabilities to 2.56% in the first three months of 2009 versus 3.63% in 2008, this decrease was offset by a decrease in the rates earned on interest bearing assets from 6.78% during the first three months of 2008 to 5.54% in 2009.

Provision for loan losses
     The provision for loan losses for 2009 was $1,750,000 compared to $1,650,000 for 2008. Loans charged off, net of recoveries, for 2009 were $1,257,000 compared to $924,000 for 2008. Approximately $117,000 of the 2009 net charge-offs represents various commercial loan losses, $476,000 represents real estate construction losses, $646,000 represents real estate mortgage loan losses, and approximately $18,000 represents various consumer loan losses.
     Further discussion of management’s methodology related to the allowance and provision for loan losses may be found in the “Lending and Credit Management” section of this report.
Non-interest Income and Expense
Non-interest income

	Three Months
	Ended March 31,
(Dollars in thousands)	2009	2008	$ Change		% Change

Non-interest Income
Service charges on deposit accounts	$1,378	$1,415		$(37)	(2.6)%
Trust department income	202	212		(10)	(4.7)
Gains on sales of mortgage loans	1,021	252		769	305.2
Other	164	486		(322)	(66.3)

Total non-interest income	$2,765	$2,365		$400	16.9%

Investment securities gains (losses), net	$—	$3		$(3)	(100.0)%

Non-interest income as a % of total revenue *	22.5%	19.9%
Total revenue per full-time equivalent employee	$54.6	$60.6	$

*	Total revenue is calculated as net interest income plus non-interest income
Three Months Ended March 31, 2009 and 2008
     Non-interest income for the first three months ended March 31, 2009 was $2,765,000 compared to $2,365,000 in the first three months of 2008, resulting in a $400,000, or 16.9%, increase. Gains on sales of mortgage loans increased $769,000, or 305.2%, as a result of increased refinancing activity. Our Company was servicing $223,348,000 of mortgage loans at March 31, 2009 compared to $208,378,000 at March 31, 2008. Other income decreased $322,000, or 66.3%, to $164,000 compared to the prior period, primarily due to a $114,000 recovery of legal and collection costs in the first quarter of 2008, a $153,000 increase in amortization of mortgage loan servicing rights, and a $68,000 decrease in brokerage and credit card income.

Non-interest expense

	Three Months
	Ended March 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Non-interest Expense
Salary expense	$3,267	$3,542	$(275)	(7.8)%
Employee benefits	1,095	1,152	(57)	(4.9)
Occupancy expense, net	608	616	(8)	(1.3)
Furniture and equipment expense	564	557	7	1.3
FDIC insurance assessment	681	22	659	NM
Legal, examination, and professional fees	361	313	48	15.3
Advertising and promotion	281	235	46	19.6
Postage, printing, and supplies	284	287	(3)	(1.0)
Processing expense	855	815	40	4.9
Other	999	1,106	(107)	(9.7)

Total non-interest expense	$8,995	$8,645	$350	4.0%

Efficiency ratio	73.2%	72.6%
Salaries and benefits as a % of total non-interest expense	48.5%	54.3%
Number of full time equivalent employees	344	343

Three Months Ended March 31, 2009 and 2008
     Non-interest expense for the first three months ended March 31, 2009 was $8,995,000 compared to $8,645,000 in the first three months of 2008, resulting in a $350,000, or 4.0%, increase. Salary expense decreased $275,000, or 7.8%, employee benefits decreased $57,000, or 4.9%, FDIC insurance assessment increased $659,000, legal and professional fees increased $48,000, or 15.3%, and advertising and promotion expense increased $46,000, or 19.6%. The $275,000 decrease in salary expense primarily reflects a $143,000 decrease in salaries, a $85,000 reduction in incentive compensation expense, and a $29,000 decrease in stock option compensation expense. The $57,000 decrease in employee benefits primarily represents reductions in profit-sharing expense as a result of lower earnings. The $659,000 increase in the FDIC insurance assessment is a result of higher assessment rates in effect for the current year as well as the depletion of the Bank’s one-time FDIC assessment credit. The $46,000 increase in advertising and promotion reflects a $65,000 net increase in advertising costs and a $19,000 decrease in promotional costs. Our Company’s marketing projects began during the first quarter of 2009 in comparison to the second quarter of 2008 resulting in a $73,000 increase in advertising expenses.
Income taxes
     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 31.9% for the first three months of 2009 compared to 32.8% for 2008. The decrease in the effective tax rate for 2009 is due to an increase in non-taxable income as a percentage of total income in the current year.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 78.2% of total assets as of March 31, 2009 compared to 77.8% as of December 31, 2008.
     Lending activities are conducted pursuant to an established loan policy approved by our Bank’s Board of Directors. The Bank’s credit review process is comprised of a regional loan committee with an established approval limit. In addition, a senior loan committee reviews all credit relationships in aggregate over an established dollar amount. The senior loan committee meets weekly and is comprised of senior managers of the Bank.

     The following table shows the composition of the loan portfolio by major category and each category as a percentage of the total portfolio as of the dates indicated.

	March 31,		December 31,
(In thousands)	2009		2008
	Amount	%	Amount	%
Commercial, financial, and agricultural	$152,204	15.2%	$153,386	15.2%
Real estate Construction	115,557	12.9	129,639	12.8
Real estate Mortgage	706,285	70.3	692,530	68.6
Installment loans to individuals	30,484	3.0	33,548	3.3

Total loans	$1,004,530	100.0%	$1,009,103	100.0%

     Our Company’s loan portfolio decreased $4,573,000 or 50 basis points from December 31, 2008 to March 31, 2009. Real estate mortgage loans increased $13,755,000 or 2.0% due to low interest rates and an increase in refinancing. Offsetting this increase was a decrease in commercial loans of $1,182,000 or 8 basis points, a decrease in real estate construction loans of $14,082,000 or 10.9%, and a decrease in individual consumer loans of $3,064,000 or 9.1%. The demand for commercial real estate loans remained relatively strong in most of the regions our Company serves. Although management tightened underwriting standards during the year, our Company continued to find opportunities to lend to credit worthy borrowers with the capacity to service the debts. This growth was not centered in any one industry, region or borrower and included a fairly diversified portfolio of loans ranging from owner occupied and regional retail properties to include some hospitality properties. Our growth in real estate loans was also partially the result of loans moving from construction to amortizing loans, thus contributing to the decrease in our construction portfolio. In addition, the decrease in lending activities in the real estate construction market also reflects the slow down in the housing industry and residential construction industry as well as foreclosures on various residential construction properties. Construction lending will continue to be closely monitored during 2009.
     Our Company does not extend credit to sub-prime residential real estate markets. While much publicity has been directed at this market during the past year, our Company extends credit to its local community market through traditional mortgage products.
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At March 31, 2009 our Company was servicing approximately $223,000,000 of loans sold to the secondary market.
     Mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.
     The provision for loan losses is based on management’s evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, the value of underlying collateral and other relevant factors. The allowance for loan losses which is reported as a deduction from loans is available for loan charge-offs. This allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries.
     Management, through the establishment of a senior loan committee, formally reviews all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed. On a monthly basis, the senior loan committee reviews and reports to the Board of Directors past due, “classified,” and “watch list” loans in order to classify or reclassify loans as “loans requiring attention,” “substandard,” “doubtful,” or “loss.” During this review, management also determines which loans should be considered “impaired.” Management follows the guidance provided in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114) in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement the loan is considered to be impaired. Once a loan has been identified as impaired management generally measures impairment based upon the fair value of the underlying collateral. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
Allowance for Loan Losses
     The provision for loan losses increased $100,000 or 6.1% to $1,750,000 for 2009 compared to $1,650,000 for 2008. The provision reflects the amounts management determined necessary to maintain the allowance for loan losses at a level that was adequate to cover probable losses in the loan portfolio. The allowance for loan losses totaled $13,159,000 or 1.3% of loans outstanding at March 31, 2009 compared to $12,667,000 or 1.2% of loans outstanding at December 31, 2008. The allowance for loan losses expressed as a percentage of nonperforming loans was 44.7% at March 31, 2009 and 50.9% at December 31, 2008.
The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008

Provision for loan losses	1,750	1,650

Net loan charge-offs:
Commercial, financial, and agricultural	117	816
Real estate — construction	476	(17)
Real estate — mortgage	646	63
Installment loans to individuals	18	62

Total net loan charge-offs	1,257	924

     The increased provision for loan losses was the result of an increased level of charged-off loans and an increase in the level of nonperforming loans. As shown in the table above, our Company experienced net loan charge-offs of $1,257,000 during the first quarter of 2009 and $924,000 during the first quarter of 2008.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured loans totaled $29,406,000 or 2.93% of total loans at March 31, 2009 compared to $24,866,000 or 2.46% of total loans at December 31, 2008. The following table summarizes our Company’s nonperforming assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Nonaccrual loans:
Commercial, financial, and agricultural	$1,923	$2,071
Real estate — construction	11,931	10,347
Real estate — mortgage	9,037	7,850
Installment loans to individuals	126	119

Total nonaccrual loans	23,017	20,387

Loans contractually past — due 90 days or more and still accruing:
Commercial, financial, and agricultural	971	140
Real estate — construction	—	52
Real estate — mortgage	1,663	547
Installment loans to individuals	19	4

Total loans contractually past -due 90 days or more and still accruing	2,653	743
Restructured troubled loans	3,736	3,736

Total nonperforming loans	29,406	24,866
Other real estate	7,473	7,828

Total nonperforming assets	$36,879	$32,694

Loans	$1,004,530	1,009,103
Allowance for loan losses to loans	1.31%	1.26%
Nonperforming loans to loans	2.93%	2.46%
Allowance for loan losses to nonperforming loans	44.75%	50.94%
Nonperforming assets to loans and foreclosed assets	3.64%	3.21%

     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibles of such principal; otherwise, such receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $321,000 and $152,000 for the three months ended March 31, 2009 and 2008, respectively. Approximately $3,000 and $29,000 was recorded as interest income on such loans for the three months ended March 31, 2009 and 2008, respectively.
     Total non-accrual loans at March 31, 2009 increased $2,630,000 from December 31, 2008. The increase resulted primarily from an increase of $1,584,000 in real estate construction non-accrual loans and an increase of $1,187,000 in real estate mortgage non-accrual loans. Foreclosed real estate decreased $355,000 to $7,473,000 and there was no change in restructured loans at March 31, 2009 in comparison to December 31, 2008. Loans past due 90 days and still accruing interest increased $1,910,000 from December 31, 2008 to March 31, 2009. This increase primarily represents two commercial customers with balances totaling $1,888,000. These loans are in the process of being renewed and brought current.
     Our Company has experienced an increase in its loan delinquencies much like the rest of the banking industry as current economic conditions negatively impact our borrowers’ ability to keep their debt payments current. Management believes close monitoring of these credits will mitigate potential higher delinquency levels and/or losses. Management believes these loans are well secured and is actively focused on managing and collecting these accounts to prevent further deterioration.

     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans at March 31, 2009 included in the table above, which were considered impaired, management has identified additional loans totaling approximately $9,538,000 which are not included in the nonaccrual table above but are considered by management to be impaired compared to $9,546,000 at December 31, 2008. The balance of impaired loans with no specific loan loss allocation was approximately $5,783,000 at March 31, 2009, compared to $11,452,000 at December 31, 2008.
     Once a loan has been identified as impaired, as defined by paragraph 8 of SFAS 114, Accounting by Creditors for Impairment of a Loan, management generally measures impairment based upon the fair value of the underlying collateral. In general, market prices for loans in our portfolio are not available, and we have found the fair value of the underlying collateral to be more readily available and reliable than discounting expected future cash flows to be received. Once a fair value of collateral has been determined and the impairment amount calculated, a specific reserve allocation is made. At March 31, 2009, $4,971,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $32,555,000.
     As of March 31, 2009 and December 31, 2008 approximately $17,191,000 and $13,389,000, respectively, of loans not included in the nonaccrual table above or identified by management as being “impaired” were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $3,802,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems as well as some deterioration in collateral value. Management elected to allocate non-specific reserves to these credits based upon the inherent risk present. This increase in reserves was the result of our Company’s internal loan review process which assesses credit risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once a loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
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

     At March 31, 2009, management allocated $12,386,000 of the $13,159,000 total allowance for loan losses to specific loans and loan categories and $773,000 was unallocated. At December 31, 2008, management allocated $11,163,000 of the $12,666,000 total allowance for loan losses to specific loans and loan categories and $1,503,000 was unallocated. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the March 31, 2009 allowance for loan losses is adequate.
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
Financial Condition
     Total assets decreased $12,156,000 or 1.0% to $1,267,542,000 at March 31, 2009 compared to $1,279,699,000 at December 31, 2008. Earning assets at March 31, 2009 were $1,193,000 and consisted of 84.2% in loans and 12.3% in available for sale investment securities, compared to 84.2% and 12.5%, respectively at December 31, 2008. Total liabilities decreased $12,059,000 or 1.0% to $1,161,221,000 compared to $1,173,280,000 at December 31, 2008. Stockholders’ equity decreased $97,000 or 0.1% to $106,321,000 compared to $106,418,000 at December 31, 2008.
     As described in further detail in the “Lending and Credit Management” section above, during the first three months of 2009, total period end loans decreased $4,573,000 to $1,004,530,000 at March 31, 2009 compared to $1,009,103,000 at December 31, 2008. This decrease was primarily the result of a $14,082,000 decrease in construction loans, and a $3,064,000 decrease in consumer loans offset by a $13,755,000 increase in real estate mortgage loans.
     Investment in debt securities classified as available-for-sale, excluding fair value adjustments, decreased $2,775,000 or 1.9% to $143,246,000 at March 31, 2009 compared to $146,021,000 at December 31, 2008. The net decrease consisted of an increase in mortgage-backed securities totaling $12,126,000, offset by a $9,596,000 and $5,305,000 reduction in federal agency securities and municipal obligations, respectively. Investment in equity securities of $8,875,000 did not change from December 31, 2008 to March 31, 2009.
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
     Total deposits increased $35,725,000 or 3.7% to $991,021,000 at March 31, 2009 compared to $955,296,000 at December 31, 2008. The increase is primarily a result of an increase in public fund deposits and customers trending towards saving more in light of the current economy.
     Federal funds purchased and securities sold under agreements to repurchase decreased $2,816,000 or 9.7% to $26,322,000 at March 31, 2009 compared to $29,139,000 at December 31, 2008. The decrease is a result of a $3,000,000 term repurchase agreement maturing during the first three months of 2009.
     Other borrowed money decreased $45,200,000 or 35.0% to $83,858,000 at March 31, 2009 compared to $129,057,000 at December 31, 2008. The decrease reflects the repayment of Federal Home Loan Bank advances. There were no new Federal Home Loan Bank advances during the first three months of 2009.
     Stockholders’ equity decreased $97,000 or 0.1% to $106,321,000 at March 31, 2009 compared to $106,418,000 at December 31, 2008. The decrease in stockholders’ equity reflects net income of $1,056,000 less dividends declared of $1,104,000, a $99,000 change in unrealized holding gains, net of taxes, on investment in debt securities available-for-sale, $12,000 amortization of prior service cost for defined benefit plan, and a $38,000 increase, net of taxes, related to stock option compensation expense.

No material changes in our Company’s liquidity or capital resources have occurred since March 31, 2009.
Liquidity and Capital Resources
Liquidity Management
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
     Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell, as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008

Liquid assets:
Federal funds sold	$116	$104
Available for sale investments securities	146,462	149,401

Total	146,578	149,505

     Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $146,462,000 at March 31, 2009 and included an unrealized net gain of $3,216,000. The portfolio includes maturities of approximately $28,329,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base. Our Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. At March 31, 2009, total investment securities pledged for these purposes were as follows:

March 31,
(dollars in thousands)	2009

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,330
Repurchase agreements	32,229
Other Deposits	90,687

Total pledged, at fair value	126,246

     At March 31, 2009, our Company’s unpledged securities in the available for sale portfolio totaled approximately $20,216,000.
     Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At March 31, 2009, such deposits totaled $484,437,000 and represented 48.9% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $506,584,000 at March 31, 2009. These accounts are normally considered more volatile and higher costing representing 51.1% of total deposits at March 31, 2009.

	March 31,	December 31,
(dollars in thousands)	2009	2008

Core deposit base:
Non-interest bearing demand	$123,679	$125,245
Interest checking	139,605	123,289
Savings and money market	221,153	219,338

Total	484,437	467,872

     Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	March 31,	December 31,
(dollars in thousands)	2009	2008

Borrowings:
Securities sold under agreements to repurchase	$26,322	$29,139
FHLB advances	83,858	129,057
Subordinated notes	49,486	49,486

Total	159,666	207,682

     Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of March 31, 2009, under agreements with these unaffiliated banks, the Bank may borrow up to $45,000,000 in federal funds on an unsecured basis and $11,000,000 on a secured basis. There were no federal funds purchased outstanding at March 31, 2009. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At March 31, 2009 there was $26,322,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at the current quarter end. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2009, the Bank had $83,859,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
     Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at March 31, 2009:

	March 31, 2009
		Federal
(dollars in thousands)	FHLB	Reserve	Other

Collateral value pledged	$329,350	$3,459	$9,770
Advances outstanding	(83,858)	—	(2,095)
Letters of credit issued	(100)	—	—

Total	245,392	3,459	7,675

Sources and Uses of Funds
     Cash and cash equivalents was $51,559,000 at March 31, 2009 compared to $53,827,000 at December 31, 2008. The $2,268,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statements of cash flows for the three months ended March 31, 2009. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $5,710,000 during the first three months of 2009. Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, provided cash flow of $5,417,000. The cash inflow primarily consisted of $39,364,000 in proceeds from maturities, calls, and pay downs of investment securities, and a $2,631,000 decrease in the loan portfolio, partially offset by $36,673,000 of investment securities purchases. Financing activities used total cash of $13,395,000, resulting primarily from $45,199,000 repayment of FHLB advances offset by $35,724,000 increase in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2009.
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
     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of March 31, 2009 and December 31, 2008, our Company and our Bank each meet all capital adequacy requirements to which they are subject.
     The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2009
Total capital (to risk-weighted assets):
Company	$164,084	16.22%	$80,948	8.00%	—	—
Hawthorn Bank	127,915	12.73	80,392	8.00	$100,490	10.00%

Tier I capital (to risk-weighted assets):
Company	$138,576	13.70	$40,474	4.00%	—	—
Hawthorn Bank	115,354	11.48	40,196	4.00	$60,294	6.00%

Tier I capital (to adjusted average assets):
Company	$138,576	11.02	$37,730	3.00%	—	—
Hawthorn Bank	115,354	9.23	37,478	3.00	$62,463	5.00%

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk-weighted assets):
Company	$163,949	16.01%	$81,912	8.00%	—	—
Hawthorn Bank	125,510	12.35	81,310	8.00	$101,638	10.00%

Tier I capital (to risk-weighted assets):
Company	$138,756	13.55	$40,956	4.00%	—	—
Hawthorn Bank	113,158	11.13	40,655	4.00	$60,983	6.00%

Tier I capital (to adjusted average assets):
Company	$138,756	10.80	$38,543	3.00%	—	—
Hawthorn Bank	113,158	8.82	38,497	3.00	$64,162	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the period ended March 31, 2009, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.
     The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2009:

						Over
						5 years or
						no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total

ASSETS
Investment securities	$37,204	$12,321	$7,461	$9,824	$14,203	$74,324	$155,337
Interest-bearing deposits	33,093	—	—	—	—	—	33,093
Federal funds sold and securities purchased under agreements to resell	116	—	—	—	—	—	116
Loans	496,887	167,620	139,732	74,293	86,719	26,120	991,371

Total	$567,300	$179,941	$147,193	$84,117	$100,922	$100,444	$1,179,917

LIABILITIES

Savings, Now deposits	$—	$—	$—	$127,008	$—	$—	$127,008
Rewards checking, Super Now, money market deposits	233,956	—	—	—	—	—	233,956
Time deposits	382,250	64,028	31,096	4,733	24,161	110	506,378
Federal funds purchased and securities sold under agreements to repurchase	26,322	—	—	—	—	—	26,322
Subordinated notes	49,486	—	—	—	—	—	49,486
Other borrowed money	22,766	37,338	23,485	247	22	—	83,858

Total	$714,780	$101,366	$54,581	$131,988	$24,183	$110	$1,027,008

Interest-sensitivity GAP Periodic GAP	$(147,480)	$78,575	$92,612	$(47,871)	$76,739	$100,334	$152,909

Cumulative GAP	$(147,480)	$(68,905)	$23,707	$(24,164)	$52,575	$152,909	$152,909

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.79	1.78	2.70	0.64	4.17	913.13	1.15
Cumulative GAP	0.79	0.92	1.03	0.98	1.05	1.15	1.15
Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of March 31, 2009. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Impact of New Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP), Employers’ Disclosures about Postretirement Benefit Plan Assets, FSP FAS 132R-1, an amendment of Statement of Financial Accounting Standard (SFAS) No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This position will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This position becomes effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this position are not required for earlier periods that are presented for comparative purposes. Our Company is currently evaluating the disclosure requirements of this new position.
     Effective January 1, 2009, our Company adopted FASB Staff Position No. 157-2, which delayed the effective date of SFAS No. 157 Fair Value Measurement, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods beginning after November 15, 2008. SFAS No. 157-2 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis would include foreclosed real estate, long-lived assets, goodwill, and core deposit intangible assets, which are reviewed annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. No circumstances or events happened that indicated impairment may have occurred in the three months ended March 31, 2009; therefore, no measurement at fair value was required for these nonfinancial assets.
     In April 2009 the FASB issued Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS No. 157-4). This position provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. SFAS No. 157-4, which reaffirms SFAS No. 157, states that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. This position will become effective for interim and fiscal years ending after June 15, 2009, with early adoption permitted. Our Company does not expect the adoption of SFAS No.157-4 in the period ending June 30, 2009 to have a material effect on our consolidated financial position or results of operations.
     In April 2009 the FASB issued SFAS 115-2 and 124-2, Recognition and Presentation of Other-than-Temporary Impairment (SFAS 115-2 and 124-2). This position modifies the requirements for recognizing other than temporary impairment on debt securities and significantly changes the impairment model for such securities. Under SFAS 115-2 and 124-2, a security is considered to be other than temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other than temporary impairment exists, the charge to earnings is limited to the amount of credit loss. If the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of this position, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other than temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. This position also modifies the presentation of other than temporary impairment losses and increases related to disclosure requirements. SFAS 115-2 and 124-2 are effective for periods ending June 15, 2009, with earlier adoption permitted. Our Company is currently assessing the impact of adoption of SFAS 115-2 and 124-2 on our consolidated financial position and results of operations as of, and for, the period ending June 30, 2009.
     In April 2009 the FASB issued SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements (SFAS No. 107-1 and APB 28-1). SFAS No. 107-1 and APB 28-1 require companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since SFAS 107-1 and 124-2 address financial statement disclosures only, our Company’s adoption, effective June 30, 2009, will not impact our consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The provisions of Statement 141R and SFAS160 were adopted on January 1, 2009 and did not have a material impact on our Company’s results of operations and financial position.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 gives our Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for our Company’s 2008 fiscal year. Our Company has not elected the fair value option for any financial assets or liabilities at March 31, 2009.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	None

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.
Date

May 8, 2009	/s/ James E. Smith James E. Smith, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 8, 2009	/s/ Richard G. Rose Richard G. Rose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
March 31, 2009 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-k on November 1, 2007 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39

**	Incorporated by reference.