Form 10-Q
period 2009-06-30
HAWTHORN BANCSHARES, INC.
filed 2009-08-10
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 10, 2009 the registrant had 4,301,955 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Loans	$1,010,088,483	$1,009,103,532
Allowances for loan losses	(13,704,736)	(12,666,546)

Net loans	996,383,747	996,436,986

Investment in available-for-sale securities, at fair value	152,166,736	149,400,929
Investment in equity securities, at cost	8,875,250	8,875,250

Total investment securities	161,041,986	158,276,179

Federal funds sold and securities purchased under agreements to resell	371,416	104,393
Cash and due from banks	31,264,743	53,723,075
Premises and equipment — net	37,593,367	39,260,220
Other real estate owned and repossessed assets	7,584,212	7,828,278
Accrued interest receivable	7,046,466	7,476,093
Mortgage servicing rights	1,767,328	1,171,225
Intangible assets — net	1,805,024	2,130,097
Cash surrender value — life insurance	1,889,339	1,852,902
Other assets	10,590,128	11,439,419

Total assets	$1,257,337,756	$1,279,698,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$129,814,898	$125,245,200
Savings, interest checking and money market	348,657,468	342,626,702
Time deposits $100,000 and over	141,592,944	142,972,489
Other time deposits	364,078,345	344,451,998

Total deposits	984,143,655	955,296,389

Federal funds purchased and securities sold under agreements to repurchase	33,201,820	29,138,623
Subordinated notes	49,486,000	49,486,000
Other borrowed money	71,669,678	129,057,483
Accrued interest payable	4,303,532	3,847,415
Other liabilities	7,948,186	6,454,574

Total liabilities	1,150,752,871	1,173,280,484

Stockholders’ equity:
Preferred stock, $1000 par value
Authorized and issued 30,255 shares	28,126,530	27,888,294
Common stock, $1 par value
Authorized 15,000,000 shares; issued 4,298,353 shares	4,298,353	4,298,353
Surplus	27,074,283	25,144,323
Retained earnings	49,822,755	51,598,678
Accumulated other comprehensive income, net of tax	779,782	1,005,553
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	106,584,885	106,418,383

Total liabilities and stockholders’ equity	$1,257,337,756	$1,279,698,867

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$14,547,559	$15,312,073	$28,991,585	$31,773,963
Interest on debt securities:
Taxable	1,114,711	1,324,771	2,277,218	2,724,289
Nontaxable	344,106	404,297	737,722	881,797
Interest on federal funds sold and securities purchased under agreements to resell	43	10,266	193	44,226
Interest on interest-bearing deposits	17,617	102	32,009	289
Dividends on equity securities	36,709	69,797	56,268	122,408

Total interest income	16,060,745	17,121,306	32,094,995	35,546,972

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	746,897	1,023,322	1,696,847	2,572,703
Time deposit accounts $100,000 and over	1,027,274	1,464,699	2,107,520	3,086,017
Other time deposit accounts	2,839,268	3,194,119	5,779,149	6,745,656
Interest on federal funds purchased and securities sold under agreements to repurchase	18,083	277,658	40,570	653,039
Interest on subordinated notes	628,057	731,932	1,290,103	1,582,922
Interest on other borrowed money	783,763	913,422	1,632,946	1,846,081

Total interest expense	6,043,342	7,605,152	12,547,135	16,486,418

Net interest income	10,017,403	9,516,154	19,547,860	19,060,554
Provision for loan losses	1,404,000	1,300,000	3,154,000	2,950,000

Net interest income after provision for loan losses	8,613,403	8,216,154	16,393,860	16,110,554

NON-INTEREST INCOME
Service charges on deposit accounts	1,455,411	1,584,673	2,833,210	2,999,900
Trust department income	183,672	194,118	385,319	405,874
Gain on sale of mortgage loans, net	927,129	301,175	1,948,100	552,794
Other	241,278	241,805	405,629	728,611

Total non-interest income	2,807,490	2,321,771	5,572,258	4,687,179

INVESTMENT SECURITIES GAINS (LOSSES), NET	—	—	—	2,773

NON-INTEREST EXPENSE
Salaries and employee benefits	4,587,388	4,484,595	8,949,670	9,178,314
Occupancy expense, net	555,158	584,676	1,163,435	1,200,780
Furniture and equipment expense	724,273	704,990	1,287,931	1,268,518
FDIC insurance assessment	983,001	104,159	1,663,782	126,020
Legal, examination, and professional fees	312,624	212,566	673,494	525,997
Advertising and promotion	318,447	275,525	599,718	511,135
Postage, printing, and supplies	277,942	347,359	562,412	634,650
Processing expense	838,031	737,419	1,692,779	1,552,910
Other	1,064,613	1,174,593	2,062,988	2,272,206

Total non-interest expense	9,661,477	8,625,882	18,656,209	17,270,530

Income before income taxes	1,759,416	1,912,043	3,309,909	3,529,976
Less income taxes	555,128	594,583	1,048,990	1,125,641

Net income	1,204,288	1,317,460	2,260,919	2,404,335
Preferred stock dividends	501,508	—	994,612	—

Net income available to common shareholders	$702,780	$1,317,460	$1,266,307	$2,404,335

Basic earnings per share	$0.17	$0.32	$0.31	$0.58
Diluted earnings per share	$0.17	$0.31	$0.31	$0.57

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$2,260,919	$2,404,335
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,154,000	2,950,000
Depreciation expense	1,052,040	1,080,479
Net amortization (accretion) of debt securities, premiums, and discounts	233,688	(92,109)
Amortization of intangible assets	325,073	364,357
Stock based compensation expense	68,537	104,041
Decrease in accrued interest receivable	429,627	1,394,252
Increase in cash surrender value -life insurance	(36,437)	(25,335)
Decrease (increase) in other assets	446,833	(417,834)
Increase (decrease) in accrued interest payable	456,117	(163,618)
Increase (decrease) in other liabilities	1,907,262	(626,810)
Gain on sales of debt securities	—	(2,773)
Origination of mortgage loans for sale	(102,485,000)	(31,878,936)
Proceeds from the sale of mortgage loans	104,433,100	32,431,727
Gain on sale of mortgage loans, net	(1,948,100)	(552,791)
Loss on sales and dispositions of premises and equipment	153,859	108,941
Other real estate owned impairment charges	62,535	153,500
Increase in deferred tax asset	(144,340)	(420,887)
Other, net	276,060	7,852

Net cash provided by operating activities	10,645,773	6,818,391

Cash flows from investing activities:
Net increase in loans	(4,323,339)	(62,011,250)
Purchase of available-for-sale debt securities	(71,446,366)	(192,141,107)
Proceeds from maturities of available-for-sale debt securities	54,907,262	132,855,429
Proceeds from calls of available-for-sale debt securities	13,130,000	35,032,640
Proceeds from sales of available-for-sale debt securities	—	30,920,778
Purchase of equity securities	—	(3,934,100)
Proceeds from sales of equity securities	—	494,800
Purchases of premises and equipment	(365,831)	(727,907)
Proceeds from sales of premises and equipment	574,815	27,900
Proceeds from sales of other real estate owned and repossessions	1,514,552	666,321

Net cash used in investing activities	(6,008,907)	(58,816,496)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	4,569,698	(13,787,134)
Net increase (decrease) in interest-bearing transaction accounts	6,030,766	(9,219,913)
Net increase (decrease) in time deposits	18,246,802	(1,590,563)
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,063,197	20,887,646
Proceeds from Federal Home Loan Bank advances	—	192,300,000
Repayment of Federal Home Loan Bank advances	(57,387,805)	(135,757,468)
Cash dividends paid — preferred stock	(613,504)	—
Cash dividends paid — common stock	(1,737,329)	(1,749,087)
Purchase of treasury stock	—	(269,705)

Net cash (used) in provided by financing activities	(26,828,175)	50,813,776

Net decrease in cash and cash equivalents	(22,191,309)	(1,184,329)
Cash and cash equivalents, beginning of year	53,827,468	35,873,385

Cash and cash equivalents, end of period	$31,636,159	$34,689,056

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,091,018	$16,650,036
Income taxes	$—	$1,800,000

Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$1,222,578	$1,527,721
Dividends declared	$455,014	$868,664
Stock dividend declared	$1,861,423	$—

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2008 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2008 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of June 30, 2009 and the consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2009 and 2008.
Loans and Allowance for Loan Losses
Major classifications in the Company’s loan portfolio at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	Amount	Amount
Commercial, financial, and agricultural	$153,749,734	$153,386,062
Real estate Construction	119,865,619	129,638,759
Real estate Mortgage	702,707,513	692,530,252
Installment loans to individuals	33,765,617	33,548,459

Total loans	$1,010,088,483	$1,009,103,532

     Included in the table above are impaired loans in the amount of $33,094,191 at June 30, 2009 and $29,933,773 at December 31, 2008. A loan is considered impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected. Such loans increased $3,160,418 during the first six months of 2009 primarily due to higher levels of impaired construction and commercial real estate loans.

The following table shows outstanding amounts of nonperforming and impaired loans as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Nonperforming loans	$29,436,078	$24,866,085

Loans classified as impaired:
Impaired loans with reserves	$24,318,061	$18,482,148
Impaired loans without reserves	8,776,130	11,451,625

Total impaired loans	$33,094,191	$29,933,773

Reserves for impaired loans	$4,651,703	$3,837,419
Average balance of impaired loans during the period	$32,877,111	$20,645,519

The following is a summary of the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	Amount	Amount	Amount	Amount
Balance at beginning of period	$13,159,425	$10,007,977	$12,666,546	$9,281,848

Additions:
Provision for loan losses	1,404,000	1,300,000	3,154,000	2,950,000

Total additions	1,404,000	1,300,000	3,154,000	2,950,000

Deductions:
Loans charged off	970,049	325,736	2,351,407	1,394,111
Less recoveries on loans	(111,360)	(148,791)	(235,597)	(293,295)

Net loans charged off	858,689	176,945	2,115,810	1,100,816

Balance at end of period	$13,704,736	$11,131,032	$13,704,736	$11,131,032

Investment in Debt and Equity Securities
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

June 30, 2009

Government sponsored enterprises	$46,317,458	$893,542	$27,229	$47,183,771
Asset-backed securities	64,711,259	1,750,507	56,937	66,404,829
Obligations of states and political subdivisions	38,168,285	515,620	105,769	38,578,136

Total available for sale securities	$149,197,002	$3,159,669	$189,935	$152,166,736

December 31, 2008

Government sponsored enterprises	$54,018,436	$1,526,240	$—	$55,544,676
Asset-backed securities	48,801,151	1,292,982	3,148	50,090,985
Obligations of states and political subdivisions	43,201,999	755,091	191,822	43,765,268

Total available for sale securities	$146,021,586	$3,574,313	$194,970	$149,400,929

     Equity securities in the amount of $8,875,250 as of June 30, 2009 and December 31, 2008 are recorded at cost, and consist primarily of Federal Home Loan Bank Stock and the Company’s interest in the statutory trusts.
     Our Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FASB Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. In June 2009, our Company adopted FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which changed the accounting requirements for other than temporary impairment for debt securities, and, in certain prescribed circumstances, separated the amount of total impairment into credit and noncredit-related amounts. At June 30, 2009, our Company’s investment portfolio had unrealized gains of $3,159,669 and unrealized losses of $189,935. Of the $189,935 in unrealized losses, $9,436 of the unrealized loss has been in the loss position for greater than twelve months. The carrying value of the investments in this loss position at June 30, 2009 was $420,722 and consisted of three asset back securities and one municipal obligation. Our Company continues to monitor the performance of our investment securities. Our Company does not intend to sell these investments and it is not likely that our Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
     The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Proceeds from sales of available for sale securities	$—	$—	$—	$30,920,778

Available for sale:
Gains realized on sales	—	—	—	2,773
Losses realized on sales	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—

Investment securities gains (losses), net	$—	$—	$—	$2,773

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
The fair value hierarchy is as follows:
Level 1 — Inputs are unadjusted quoted prices for identical assets or liabilities in active markets.
Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 — Inputs are unobservable inputs for the asset or liability and significant to the fair value. These may be internally developed using our Company’s best information and assumptions that a market participant would consider.
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
     In April, 2009 the FASB issued Staff Position (FSP) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS No. 157-4). This position provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. SFAS No. 157-4, which reaffirms SFAS No. 157, states that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. This position became effective for interim and fiscal years ending after June 15, 2009. The adoption of FSP SFAS No.157-4 did not have a material effect on our consolidated financial statements or disclosures to the consolidated financial statements.
Valuation methods for instruments measured at fair value on a recurring basis
     Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:
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

Fair Value Measurements
At June 30, 2009 Using
Quoted Prices
in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$152,166,736	$—	$152,166,736	$—
Valuation methods for instruments measured at fair value on a nonrecurring basis
     Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:
Impaired Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. At June 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. The fair value of the collateral is based on an observable market price or current appraised value and therefore, our Company classifies these assets as nonrecurring Level 2. As of June 30, 2009, our Company identified $24.3 million in impaired loans that had specific allowances for losses aggregating $4.7 million, and charge-offs of $0.9 million related to these loans were recorded in the first six months of 2009.
Other Real Estate Owned and Repossessed Assets
     Other real estate owned and repossessed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. Our Company relies on external appraisals and assessment of property values by our internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

		Fair Value Measurements
		At June 30, 2009 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total Gains
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Loans	$19,666,358	$—	$19,666,358	$—	$(880,400)
Other real estate owned and repossessed assets	$7,584,212	$—	$—	$7,584,212	$(894,859)

Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the three and six-month periods ended June 30, 2009 and 2008, respectively. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the three and six-month periods ended June 30, 2009 and 2008, respectively. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income, basic and diluted	$1,204,288	$1,317,460	$2,260,919	$2,404,335
Less: preferred stock dividends	501,508	—	994,612	—

Net income available to common shareholders	702,780	1,317,460	1,266,307	2,404,335
Average shares outstanding	4,136,495	4,166,638	4,136,495	4,168,066
Effect of dilutive stock options	—	21,269	—	21,960

Average shares outstanding including dilutive stock options	$4,136,495	$4,187,907	$4,136,495	$4,190,026

Net income per share, basic	$0.17	$0.32	$0.31	$0.58
Net income per share, diluted	0.17	0.31	0.31	0.57

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
     The following options and warrant to purchase shares during the three and six month-periods ended 2009 and 2008 were not included in the respective computations of diluted earnings per share because the exercise price, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Anti-dilutive shares	2009	2008
Three months ended June 30,	510,847	32,157
Six months ended June 30,	510,847	28,774

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
The following table summarizes our Company’s stock option activity:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)

Outstanding at January 1, 2009	266,835	$26.10
Granted	—	—
Exercised	—	—
Forfeited	(1,431)	31.43
Canceled	—	—

Outstanding at June 30, 2009	265,404	$26.07	$—	5.4

Exercisable at June 30, 2009	202,050	$25.81	$—	4.6

     Total stock-based compensation expense for the second quarter ended June 30, 2009 and 2008 was $31,000 and $37,000, respectively. Total stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $68,000 and $104,000, respectively. As of June 30, 2009, the total unrecognized compensation expense related to non-vested stock awards was $305,000 and the related weighted average period over which it is expected to be recognized is approximately two years.
Comprehensive Income
Comprehensive income for the three and six-months ended June 30, 2009 and 2008 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$1,204,288	$1,317,460	$2,260,919	$2,404,335
Other comprehensive income:
Unrealized loss on securities:
Unrealized loss on debt and equity securities available-for-sale, net of tax	(150,276)	(1,424,109)	(249,861)	(708,750)
Adjustment gain loss on sales and calls of debt and equity securities, net of tax	—	—	—	(1,692)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12,045	3,926	24,090	7,852

Total other comprehensive income (loss)	(138,231)	(1,420,183)	(225,771)	(702,590)

Comprehensive income (loss)	$1,066,057	$(102,723)	$2,035,148	$1,701,745

Goodwill and Intangible Assets
     In accordance with SFAS No. 142, our Company’s goodwill is tested annually for potential impairment. As a result of our 2008 review, we determined that the Company’s goodwill was fully impaired as of December 31, 2008, and recorded an impairment charge of $40,323,775, before tax, in the fourth quarter of 2008.
A summary of other intangible assets at June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$7,060,224	$(5,255,200)	$1,805,024	$7,060,224	$(4,930,127)	$2,130,097
Mortgage servicing rights	3,266,618	(1,499,290)	1,767,328	2,767,180	(1,595,955)	1,171,225

Total amortizable intangible assets	$10,326,842	$(6,754,490)	$3,572,352	$9,827,404	$(6,526,082)	$3,301,322

Changes in the net carrying amount of other intangible assets for the six month period ended June 30, 2009 are as follows:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

Balance at December 31, 2008	$2,130,097	$1,171,225
Additions	—	1,186,420
Amortization	(325,073)	(590,317)
Impairment charge	—	—

Balance at June 30, 2009	$1,805,024	$1,767,328

     Mortgage loans serviced for others totaled approximately $247,014,000 and $213,074,000 at June 30, 2009 and December 31, 2008, respectively.
     Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of June 30, 2009 and for the next five years:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

2009	$301,038	$269,000
2010	526,477	383,000
2011	434,763	292,000
2012	408,062	222,000
2013	134,684	170,000
2014	—	130,000

     The aggregate amortization expense of intangible assets subject to amortization for the three and six-month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Aggregate amortization expense	2009	2008	2009	2008

Core deposit intangible asset	$156,530	$175,363	$325,073	$364,357
Mortgage servicing rights	271,690	182,277	590,317	347,524

Income Taxes
     As of June 30, 2009 and December 31, 2008, our Company had $749,000 of gross unrecognized tax benefits of which $487,000 would impact the effective tax rate, if recognized. Our Company expects a reduction of $187,000 in gross unrecognized tax benefits during the remainder of 2009 as a result of the state statute of limitations closing for the 2005 tax year. Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri.
     As of June 30, 2009, interest accrued on unrecognized tax benefits was approximately $163,000. Our Company’s state and federal income tax returns for 2005 to 2008 are open tax years. As of June 30, 2009, there were no federal or state income tax examinations in process.
Employee Benefit Plans
     Employee benefits charged to operating expenses are summarized for the three and six months ended June 30, 2009 and 2008 in the table below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Payroll taxes	$279,697	$295,259	$608,997	$676,100
Medical plans	386,819	374,572	757,364	738,993
401k match	69,127	72,684	146,857	150,768
Pension plan	229,000	218,337	458,000	436,673
Profit-sharing	67,175	24,337	134,350	103,815
Other	31,494	70,980	52,633	101,582

Total employee benefits	$1,063,312	$1,056,169	$2,158,201	$2,207,931

Our Company provides a noncontributory defined benefit pension plan for all full-time employees. Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2009	2008

Service cost — benefits earned during the year	$851,000	$820,401
Interest cost on projected benefit obligations	509,000	452,524
Expected return on plan assets	(523,000)	(454,344)
Amortization of prior service cost	79,000	78,628
Amortization of net gains	—	(42,802)

Net priodic pension expense — Annual	$916,000	$854,407

Pension expense — three months ended June 30 (actual)	$229,000	$218,336

Pension expense — six months ended June 30 (actual)	$458,000	$436,673

     Our Company made a $1,500,000 contribution to the defined benefit plan in 2008. Although there is no required minimum required contribution for 2009, our Company may contribute up to $5,560,000. As of June 30, 2009 we have not determined whether our Company will make any contributions for 2009.
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
     Participating in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 255,260 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrants based upon their relative fair values. (The relative fair value of the preferred stock was determined through a valuation provided by an independent consultant. The relative fair value of the warrant was determined by using the Black Scholes model.) This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with management’s estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrants at June 30, 2009 were $28,126,000 and $2,382,000, respectively.
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
     The common stock warrants are exercisable immediately with a ten year term, in whole or in part, at an exercise price of $17.78 per share. The amount of warrants is reduced by one half if our Company raises equity capital of at least $30,255,000 by December 31, 2009. The Treasury Department may not exercise or transfer the common stock warrants with respect to more than half of the initial shares of common stock underlying the common stock warrants prior to the earlier of the date on which our Company receives aggregate gross proceeds of not less than $30,255,000 from one or more qualified equity offerings or before December 31, 2009.
     The preferred stock and warrants are classified as permanent equity in the consolidated balance sheets and qualify, for regulatory capital purposes, as Tier I capital. Through June 30, 2009, our Company had declared and paid dividends in the amount of $613,504 on the preferred stock.
Subsequent Event
     The Board of Directors of Hawthorn Bancshares, Inc. approved a special stock dividend of four percent, payable July 1, 2009 to common shareholders of record at the close of business on June 15, 2009. The consolidated balance sheet as of June 30, 2009 reflects an increase in surplus and a reduction of retained earnings of $1,861,423, equal to the fair value of the 165,460 shares issued on July 1, 2009. Management has not identified any additional events or transactions that would require potential recognition or disclosure in the financial statements through August 10, 2009.
Disclosures about Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:
Loans
     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as real estate, installment and other consumer, commercial, and bankers’ acceptances. Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.
     The fair value of performing loans is calculated by discounting scheduled cash flows through estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
     The fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market and specific borrower information.
Investment in Debt and Equity Securities
     Fair values are based on quoted market prices or dealer quotes.
Federal Funds Sold, Cash, and Due from Banks
     For federal funds sold, cash, and due from banks, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.
Mortgage Servicing Rights
     The fair value of mortgage servicing rights is based on the discounted value of contractual cash flows utilizing servicing rate, constant prepayment rate, servicing cost, and discount rate factors.
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

Securities Sold under Agreements to Repurchase and Interest-bearing Demand Notes to U.S. Treasury
     For securities sold under agreements to repurchase and interest-bearing demand notes to U.S. Treasury, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.
Other Borrowings
     The fair value of other borrowings, which include subordinated notes and Federal Home Loan borrowings, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for other borrowed money of similar remaining maturities.
A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 is as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Assets:
Loans	$996,383,747	$1,005,318,000	$996,436,986	$1,000,594,000
Investment in debt and equity securities	161,041,986	161,041,986	158,276,179	158,276,179
Federal fund sold and securities purchased under agreements to resell	371,416	371,416	104,393	104,393
Cash and due from banks	31,264,743	31,264,743	53,723,075	53,723,075
Mortgage servicing rights	1,767,328	2,890,000	1,171,225	2,455,000
Accrued interest receivable	7,046,466	7,046,466	7,476,093	7,476,093

	$1,197,875,686	$1,207,932,611	$1,217,187,951	$1,222,628,740

Liabilities:
Deposits:
Demand	$129,814,898	$129,814,898	$125,245,200	$125,245,200
NOW	128,035,278	128,035,278	123,288,896	123,288,896
Savings	46,436,256	46,436,256	43,370,172	43,370,172
Money market	174,185,934	174,185,934	175,967,634	175,967,634
Time	505,671,289	517,613,000	487,424,487	494,427,000
Federal funds purchased and securities sold under agreements to repurchase	33,201,820	33,201,820	29,138,623	29,138,623
Subordinated notes	49,486,000	49,981,000	49,486,000	35,180,000
Other borrowings	71,669,678	72,994,000	129,057,483	130,454,000
Accrued interest payable	4,303,532	4,303,532	3,847,415	3,847,415

	$1,142,804,685	$1,156,565,718	$1,166,825,910	$1,160,918,940

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
Overview
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.25 billion in assets at June 30, 2009, and 25 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Company is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
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
SELECTED CONSOLIDATED FINANCIAL DATA
     The following table presents selected consolidated financial information for our Company as of and for each of the three and six-month periods ended June 30, 2009 and June 30, 2008, respectively. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the related notes, presented elsewhere herein.
Selected Financial Data

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Per Share Data

Basic earnings per common share	$0.17	$0.32	$0.31	$0.58
Diluted earnings per common share	0.17	0.31	0.31	0.57
Dividends paid on preferred stock	378	—	613	—
Amortization of discount on preferred stock	119	—	238	—
Dividends paid on common stock	869	873	1,737	1,749
Book value per common share			18.96	26.68
Market price common stock			9.90	25.27

Selected Ratios

(Based on average balance sheets)

Return on average total assets	0.38%	0.43%	0.36%	0.39%
Return on average common stockholders’ equity	3.56%	4.67%	3.22%	4.29%
Average common stockholders’ equity to average total assets	6.23%	9.18%	6.25%	9.19%
(Based on end-of-period data)

Efficiency ratio (1)	75.34%	72.87%	74.27%	72.72%
Period-end stockholders’ equity to period-end assets			8.48%	8.90%
Period-end common stockholders’ equity to period-end assets			6.24%	8.90%
Total risk-based capital ratio			16.18	13.17
Tier 1 risk-based capital ratio			13.68	11.00
Leverage ratio			10.98	8.87

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

Results of Operations
Summary

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Net interest income	$10,017	$9,516	$501	5.3%	$19,548	$19,060	$488	2.6%
Provision for loan losses	1,404	1,300	104	8.0	3,154	2,950	204	6.9
Noninterest income	2,807	2,322	485	20.9	5,572	4,687	885	18.9
Investment securities gains, net	—	—	—	—	—	3	(3)	(100.0)
Noninterest expense	9,661	8,626	1,035	12.0	18,656	17,270	1,386	8.0
Income before income taxes	1,759	1,912	(153)	(8.0)	3,310	3,530	(220)	(6.2)

Income taxes	555	595	(40)	(6.7)	1,049	1,126	(77)	(6.8)

Net income	$1,204	$1,317	$(113)	(8.6)%	$2,261	$2,404	$(143)	(5.9)%

Less: preferred dividends	501	—	501	—	995	—	995	—

Net income available to common shareholders	$703	$1,317	$(614)	(46.6)%	$1,266	$2,404	$(1,138)	(47.3)%

          Our Company’s consolidated net income of $1,204,000 for the quarter ended June 30, 2009 decreased $113,000, or 8.6% compared to the quarter ended June 30, 2008. We recorded preferred stock dividends of $501,000 in the second quarter of 2009, resulting in $703,000 of net income available to common shareholders, or $.17 per diluted common share, compared to $1,317,000, or $.31 per diluted common share for the second quarter ended June 30, 2008. For the second quarter of 2009, the annualized return on average assets was 38 basis points, the annualized return on average common shareholders’ equity was 3.56%, and the efficiency ratio was 75.3%. Net interest margin decreased 7 basis points from 3.49% to 3.42%. Net interest income, on a tax equivalent basis, increased $463,000 or 4.7% from 2008 to 2009.
          Our Company’s consolidated net income of $2,261,000 for the first six months of 2009 decreased $143,000, or 5.9% compared to $2,404,000 for the first six months of 2008. We recorded preferred stock dividends of $995,000 in the first six months of 2009, resulting in $1,266,000 of net income available to common shareholders, or $.31 per diluted common share, compared to $2,404,000, or $.57 per diluted common share for the first six months ended June 30, 2008. For the first six months of 2009, the annualized return on average assets was 36 basis points, the annualized return on average common shareholders’ equity was 3.22%, and the efficiency ratio was 74.2%. Our Company did experience substantial real estate refinancing activity in the first six months of 2009, which contributed additional revenues of approximately $1,900,000. However, this was offset by an industry-wide increase in FDIC insurance assessments as well as an increase in our provision for loan losses. Net interest margin decreased 15 basis points from 3.52% to 3.37%. Net interest income, on a tax equivalent basis, increased $417,000 or 2.1% from 2008 to 2009. Total assets at June 30, 2009 were $1,257,338,000, compared to $1,279,699,000 at December 31, 2008, a decrease of $22,361,000, or 1.8%.

Net Interest Income
          Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.
Average Balance Sheets
          The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,
	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans: (2) (4)	$1,008,344	$14,571	5.80%	$947,031	$15,351	6.50%
Investment in securities: (3)
Government sponsored enterprises	109,997	1,092	3.98	115,832	1,307	4.53
State and municipal	37,844	523	5.54	45,637	601	5.28
Other	8,875	37	1.67	7,868	70	3.57
Federal funds sold	213	—	—	2,082	10	1.93
Interest bearing deposits in other financial institutions	29,797	37	0.50	236	—	—

Total interest earning assets	1,195,070	16,260	5.46	1,118,686	17,339	6.22
All other assets	88,850			126,088
Allowance for loan losses	(13,311)			(10,161)

Total assets	$1,270,609			$1,234,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$137,531	$298	0.87%	$116,570	$252	0.87%
Savings	46,116	35	0.30	44,818	57	0.51
Money market	173,652	434	1.00	165,779	714	1.73
Time deposits of $100,000 and over	141,610	1,027	2.91	141,899	1,465	4.14
Other time deposits	367,712	2,839	3.10	311,178	3,194	4.12

Total time deposits	866,621	4,633	2.14	780,244	5,682	2.92
Federal funds purchased and securities sold under agreements to repurchase	31,612	18	0.23	49,434	278	2.26
Subordinated notes	49,486	628	5.09	49,486	732	5.93
Other borrowed money	79,174	784	3.97	110,563	913	3.31

Total interest bearing liabilities	1,026,893	6,063	2.37	989,727	7,605	3.08
Demand deposits	125,834			122,930
Other liabilities	10,727			8,591

Total liabilities	1,163,454			1,121,248
Stockholders’ equity	107,155			113,365

Total liabilities and stockholders’ equity	$1,270,609			$1,234,613

Net interest income (FTE)		$10,197			$9,734

Net interest spread			3.09%			3.14%
Net interest margin			3.42%			3.49%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $179,000 and $218,000 for the three months ended June 30, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans: (2) (4)	$1,009,251	$29,038	5.80%	$932,415	$31,838	6.85%
Investment in securities: (3)
Government sponsored enterprises	109,399	2,235	4.12	119,838	2,688	4.50
State and municipal	39,825	1,110	5.62	48,368	1,300	5.39
Other	8,875	56	1.27	7,060	123	3.49
Federal funds sold	331	—	—	3,327	44	2.65
Interest bearing deposits in other financial institutions	23,734	32	0.27	178	—	—

Total interest earning assets	1,191,415	32,471	5.50	1,111,186	35,993	6.50
All other assets	88,800			126,490
Allowance for loan losses	(13,021)			(9,798)

Total assets	$1,267,194			$1,227,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$140,585	$634	0.91%	$115,854	$626	1.08%
Savings	45,258	71	0.32	44,042	115	0.52
Money market	175,466	992	1.14	169,959	1,832	2.16
Time deposits of $100,000 and over	140,083	2,108	3.03	142,389	3,086	4.35
Other time deposits	362,293	5,779	3.22	312,583	6,745	4.33

Total time deposits	863,685	9,584	2.24	784,827	12,404	3.17
Federal funds purchased and securities sold under agreements to repurchase	30,485	40	0.26	50,664	653	2.58
Subordinated notes	49,486	1,290	5.26	49,486	1,583	6.42
Other borrowed money	84,078	1,633	3.92	100,308	1,846	3.69

Total interest bearing liabilities	1,027,734	12,547	2.46	985,285	16,486	3.36
Demand deposits	122,247			120,937
Other liabilities	10,001			8,867

Total liabilities	1,159,982			1,115,089
Stockholders’ equity	107,212			112,789

Total liabilities and stockholders’ equity	$1,267,194			$1,227,878

Net interest income (FTE)		$19,924			$19,507

Net interest spread			3.04%			3.14%
Net interest margin			3.37%			3.52%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $376,000 and $446,000 for the six months ended June 30, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.
Comparison of the three and six-month periods ended June 30, 2009 and 2008
     Three months ended June 30, 2009 and 2008
          Financial results for the second quarter of 2009 compared to 2008 included an increase in net interest income, on a tax equivalent basis of $463,000, or 4.7%. Average interest-earning assets increased $76,384,000, or 6.8% to $1,195,070,000 at June 30, 2009 compared to $1,118,686,000 at June 30, 2008. This increase was partially offset by a decrease in net interest margin and a higher provision for loan losses.

          Average loans outstanding increased $61,313,000 or 6.5% to $1,008,344,000 for the second quarter of 2009 compared to $947,031,000 for the second quarter of 2008. Average commercial loans outstanding increased approximately $183,000 or 12 basis points for 2009 compared to 2008. Average real estate loans outstanding increased approximately $60,405,000 or 7.9% for 2009 compared to 2008. Average consumer loans outstanding increased approximately $725,000 or 2.3% for 2009 compared to 2008. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio.
          Average investment securities and federal funds sold decreased $14,490,000 or 8.4% to $156,929,000 at June 30, 2009 compared to $171,419,000 for 2008. Average interest bearing deposits increased $29,561,000 to $29,797,000 at June 30, 2009 compared to $236,000 in 2008. These variances are the result of the Company switching its overnight investment of excess funds from federal funds sold to interest bearing reserve balances at the Federal Reserve Bank.
          Average interest bearing liabilities increased $37,166,000, or 3.7%, to $1,026,893,000 at June 30, 2009 compared to $989,727,000 at June 30, 2008. Average time deposits increased $86,377,000 or 11.0% to $866,621,000 for 2009 compared to $780,244,000 for 2008. The increase was primarily a result of increased public fund deposits and customers increasing savings in light of the current economy. Product specials promoting interest bearing checking accounts and certificate of deposits also contributed to the increase in new deposits.
          Average federal funds purchased and securities sold under agreements to repurchase decreased $17,822,000 or 36.0% to $31,612,000 for 2009 compared to $49,434,000 for 2008. This primarily is a result of a $6,596,000 decrease in federal funds purchased, and an $11,225,000 decrease in repurchase agreements for the second quarter of 2009 compared to the second quarter of 2008. Average other borrowed money decreased $31,389,000 or 28.4% to $79,174,000 for 2009 compared to $110,563,000 for 2008. The decrease in 2009 reflects a net decrease in Federal Home Loan Bank advances.
     Six months ended June 30, 2009 and 2008
          Financial results for the first six months of 2009 compared to 2008 included an increase in net interest income, on a tax equivalent basis, of $417,000, or 2.1%. Average interest-earning assets increased $80,229,000, or 7.2% to $1,191,415,000 at June 30, 2009 compared to $1,111,186,000 at June 30, 2008. Similar to the quarterly discussion above, this increase was partially offset by a decrease in net interest margin and a higher provision for loan losses.
          Average loans outstanding increased $76,836,000 or 8.2% to $1,009,251,000 for the first six months of 2009 compared to $932,415,000 for the first six months of 2008. Average commercial loans outstanding decreased approximately $465,000 or 31 basis points for 2009 compared to 2008. Average real estate loans outstanding increased approximately $77,771,000 or 10.4% for 2009 compared to 2008. Average consumer loans outstanding decreased approximately $470,000 or 1.4% for 2009 compared to 2008. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio.
          Average investment securities and federal funds sold decreased $20,163,000 or 11.3% to $158,430,000 at June 30, 2009 compared to $178,593,000 for 2008. Average interest bearing deposits increased $23,556,000 at June 30, 2009 compared to June 30, 2008. As mentioned in the quarterly information above, these variances are the result of the Company switching its overnight investment of excess funds from federal funds sold to interest bearing reserve balances at the Federal Reserve Bank.
          Average interest bearing liabilities increased $42,449,000, or 4.3%, to $1,027,734,000 at June 30, 2009 compared to $985,285,000 at June 30, 2008. Average time deposits increased $78,858,000 or 10.0% to $866,685,000 for 2009 compared to $784,827,000 for 2008. The increase was primarily a result of increased public fund deposits and customers increasing savings in light of the current economy. Product specials promoting interest bearing checking accounts and certificate of deposits also contributed to the increase in new deposits.
          Average federal funds purchased and securities sold under agreements to repurchase decreased $20,179,000 or 39.8% to $30,485,000 for 2009 compared to $50,664,000 for 2008. This primarily is a result of a $4,147,000 decrease in federal funds purchased, and a $16,033,000 decrease in repurchase agreements for the first six months of 2009 compared to 2008. Average other borrowed money decreased $16,230,000 or 16.1% to $84,078,000 for 2009 compared to $100,308,000 for 2008. The decrease in 2009 reflects a net decrease in Federal Home Loan Bank advances.

Rate and volume analysis
          The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three and six-month periods ended June 30, 2009 compared to June 30, 2008. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 vs. 2008			2009 vs. 2008
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)	$(780)	$954	$(1,734)	$(2,800)	$2,482	$(5,282)
Investment securities:
Government sponsored entities	(215)	(64)	(151)	(453)	(224)	(229)
State and municipal(2)	(78)	(107)	29	(190)	(237)	47
Other	(33)	8	(41)	(67)	26	(93)
Federal funds sold	(10)	(5)	(5)	(44)	(21)	(23)
Interest bearing deposits in other financial institutions	37	—	37	32	—	32

Total interest income	(1,079)	786	(1,865)	(3,522)	2,026	(5,548)

Interest expense:
NOW accounts	46	45	1	8	122	(114)
Savings	(22)	2	(24)	(44)	3	(47)
Money market	(280)	33	(313)	(840)	57	(897)
Time deposits of 100,000 and over	(438)	(3)	(435)	(978)	(49)	(929)
Other time deposits	(355)	519	(874)	(966)	967	(1,933)
Federal funds purchased and securities sold under agreements to repurchase	(260)	(74)	(186)	(613)	(188)	(425)
Subordinated notes	(104)	—	(104)	(293)	—	(293)
Other borrowed money	(129)	(290)	161	(213)	(312)	99

Total interest expense	(1,542)	232	(1,774)	(3,939)	600	(4,539)

Net interest income on a fully taxable equivalent basis	$463	$554	$(91)	$417	$1,426	$(1,009)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $179,000 and $218,000 for the second quarter and $376,000 and $446,000 for the six months ended June 30, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
          Net interest income on a fully taxable equivalent basis increased $463,000 or 4.7% to $10,197,000 for the second quarter of 2009 compared to $9,734,000 for 2008. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased from 3.49% for the second quarter of 2008 to 3.42% for 2009. Although our Company’s loan growth remains stable, the current economic conditions continue to narrow the net interest spread as seen from the decrease to 3.09% in 2009 from 3.14% in 2008. While our Company was able to decrease the rate paid on interest bearing liabilities to 2.37% in the second quarter of 2009 versus 3.08% in 2008, this decrease was more than offset by a decrease in the rates earned on interest bearing assets from 6.22% in 2008 to 5.46% in 2009.

     Net interest income on a fully taxable equivalent basis increased $417,000 or 2.1% to $19,924,000 for the first six months of 2009 compared to $19,507,000 for 2008. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased from 3.52% for the second quarter of 2008 to 3.37% for 2009. The increase in net interest income for the first six months of 2009 followed similar trends as the quarterly discussion above and was due to lower rates paid on interest bearing liabilities and higher average loan balances. In addition, interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $645,000 for the six months ended June 30, 2009 compared to $424,000 for the six months ended June 30, 2008.The rate paid on interest bearing liabilities decreased to 2.46% in first six months of 2009 versus 3.36% in 2008. This decrease was more than offset by a decrease in the rates earned on interest bearing assets from 6.50% in 2008 to 5.50% in 2009.
Provision for loan losses
     The provision for loan losses for the second quarter of 2009 was $1,404,000 compared to $1,300,000 for 2008. Loans charged off, net of recoveries, for the second quarter 2009 were $859,000 compared to $177,000 for 2008. Approximately $143,000 of the 2009 net charge-offs represents various commercial loan losses, $374,000 represents real estate construction losses, $252,000 represents real estate mortgage loan losses, and approximately $90,000 represents various consumer loan losses.
     The provision for loan losses for the six months ended June 30, 2009 was $3,154,000 compared to $2,950,000 for 2008. Loans charged off, net of recoveries, for 2009 were $2,116,000 compared to $1,101,000 for 2008. Approximately $260,000 of the 2009 net charge-offs represents various commercial loan losses, $850,000 represents real estate construction losses, $898,000 represents real estate mortgage loan losses, and approximately $108,000 represents various consumer loan losses.
     Further discussion of management’s methodology related to the allowance and provision for loan losses may be found in the “Lending and Credit Management” section of this report.
Non-interest Income and Expense
Non-interest income

	Three Months					Six Months
	Ended June 30,					Ended June 30,
(Dollars in thousands)	2009	2008	$ Change		% Change	2009	2008	$ Change		% Change

Non-interest Income
Service charges on deposit accounts	$1,455	$1,585		$(130)	(8.2)%	$2,833	$3,000		$(167)	(5.6)%
Trust department income	184	194		(10)	(5.2)	385	406		(21)	(5.2)
Gains on sales of mortgage loans	927	301		626	208.0	1,948	553		1,395	252.3
Other	241	242		(1)	(0.4)	406	728		(322)	(44.2)

Total non-interest income	$2,807	$2,322		$485	20.9%	$5,572	$4,687		$885	18.9%

Investment securities gains (losses), net	$—	$—		$—	—%	$—	$3		$(3)	(100.0)%

Non-interest income as a % of total revenue *	21.9%	19.6%				22.2%	19.7%
Total revenue per full time equivalent employee	$43.9	$40.3	$			$86.2	$81.0	$

*	Total revenue is calculated as net interest income plus non-interest income

Three Months Ended June 30, 2009 and 2008
     Noninterest income for the second quarter ended June 30, 2009 was $2,807,000 compared to $2,322,000 in 2008, resulting in a $485,000, or 20.9%, increase. The increase was primarily due to the $626,000 increase on gains on sales of mortgage loans as a result of increased refinancing activity. Our Company was servicing $247,014,000 of mortgage loans at June 30, 2009 compared to $211,421,000 at June 30, 2008.
Six Months Ended June 30, 2009 and 2008
     Noninterest income for the six months ended June 30, 2009 was $5,572,000 compared to $4,687,000 in 2008, resulting in an $885,000, or 18.9%, increase. The increase was primarily the result of the $1,395,000 increase in the gains on sales of mortgage loans due to increased refinancing activity. Other income decreased $322,000, or 44.2%, to $406,000 compared to the prior period, primarily due to a $114,000 recovery of legal and collection costs in 2008, a $243,000 increase in amortization of mortgage loan servicing rights, and a $61,000 decrease in brokerage and credit card income.
Non-interest expense

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Non-interest Expense
Salary expense	$3,524	$3,429	$95	2.8%	$6,792	$6,970	$(178)	(2.6)%
Employee benefits	1,063	1,056	7	0.7	2,158	2,208	(50)	(2.3)
Occupancy expense, net	555	585	(30)	(5.1)	1,163	1,201	(38)	(3.2)
Furniture and equipment expense	724	705	19	2.7	1,288	1,269	19	1.5
FDIC insurance assessment	983	104	879	NM	1,664	126	1,538	NM
Legal, examination, and professional fees	313	213	100	46.9	673	526	147	27.9
Advertising and promotion	318	275	43	15.6	600	511	89	17.4
Postage, printing, and supplies	278	347	(69)	(19.9)	562	635	(73)	(11.5)
Processing expense	838	737	101	13.7	1,693	1,553	140	9.0
Other	1,065	1,175	(110)	(9.4)	2,063	2,272	(209)	(9.2)

Total non-interest expense	$9,661	$8,626	$1,035	12.0%	$18,656	$17,271	$1,385	8.0%

Efficiency ratio	75.3%	72.6%			74.2%	72.7%
Salaries and benefits as a % of total non-interest expense	47.5%	52.0%			48.0%	53.1%
Number of full-time equivalent employees					356	351

Three Months Ended June 30, 2009 and 2008
     Noninterest expense for the second quarter ended June 30, 2009 was $9,661,000 compared to $8,626,000 in 2008, resulting in a $1,035,000, or 12.0%, increase. Federal Deposit Insurance Corporation (FDIC) insurance assessment increased $879,000, legal and professional fees increased $100,000, or 46.9%, advertising and promotion expense increased $43,000, or 15.6%, and postage, printing, and supplies decreased $69,000, or 19.9%. The $879,000 increase in the FDIC insurance assessment is a result of higher regular and special assessment rates in effect for the current year as well as the depletion of the Bank’s one-time FDIC assessment credit. The $100,000 increase in legal and professional fees was primarily due to researching the benefits of participating in the Capital Purchase Program. Other increases were due to legal fees related to a large foreclosed property. The $43,000 increase in advertising and promotion reflects a $50,000 net increase in advertising costs and a $7,000 decrease in promotional costs. Our Company’s marketing projects began during the first quarter of 2009 in comparison to the second quarter of 2008 resulting in the increase in advertising expenses. The decrease in postage, printing, and supplies was primarily the result of a decrease in stationary and supply stock needed.

Six Months Ended June 30, 2009 and 2008
     Noninterest expense for the six months ended June 31, 2009 was $18,656,000 compared to $17,271,000 in 2008, resulting in a $1,385,000, or 8.0%, increase. Salary expense decreased $178,000, or 2.6%, FDIC insurance assessment increased $1,538,000, legal and professional fees increased $147,000, or 27.9%, and advertising and promotion expense increased $89,000, or 17.4%. The $178,000 decrease in salary expense primarily reflects a $34,000 decrease in salaries, an $84,000 reduction in incentive compensation expense, and a $36,000 decrease in stock option compensation expense. The $1,538,000 increase in the FDIC insurance assessment is a result of higher regular and special assessment rates in effect for the current year as well as the depletion of the Bank’s one-time FDIC assessment credit. The FDIC has indicated that an additional special assessment of similar or potentially greater magnitude may occur in the third or fourth quarter of 2009; however, no such assessment has been approved. The $147,000 increase in legal and professional fees was primarily due to researching the benefits of participating in the Capital Purchase Program. Other increases were due to legal fees related to a large foreclosed property. The increase in advertising and promotion reflects the timing of when our Company’s marketing projects began.
Income taxes
          Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 31.6% for the second quarter of 2009 compared to 31.1% for 2008. For the first six months of 2009, income taxes as a percentage of earnings before income taxes was 31.7% compared to 31.9% for 2008.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 79.2% of total assets as of June 30, 2009 compared to 77.8% as of December 31, 2008.
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

	June 30,		December 31,
(In thousands)	2009		2008
	Amount	%	Amount	%
Commercial, financial, and agricultural	$153,750	15.2%	$153,386	15.2%
Real estate Construction	119,866	12.9	129,639	12.8
Real estate Mortgage	702,707	69.6	692,530	68.6
Installment loans to individuals	33,765	3.3	33,548	3.3

Total loans	$1,010,088	100.0%	$1,009,103	100.0%

     Our Company’s loan portfolio increased $985,000 or 10 basis points from December 31, 2008 to June 30, 2009. This increase was a result of an increase in commercial loans of $364,000, or 20 basis points, a decrease in real estate construction loans of $9,773,000, or 7.5%, an increase in real estate mortgage loans of $10,177,000, or 1.5%, and an increase in individual consumer loans of $217,000, or 60 basis points. The demand for commercial real estate loans remained relatively stable in most of the regions our Company serves. Although management tightened underwriting standards during the year, our Company continued to find opportunities to lend to credit worthy borrowers with the capacity to service the debts. This growth was not centered in any one industry, region or borrower and included a fairly diversified portfolio of loans ranging from owner occupied and regional retail properties to include some hospitality properties. Our growth in real estate mortgage loans was also partially the result of loans moving from construction to amortizing loans, thus contributing to the decrease in our construction portfolio. In addition, the decrease in lending activities in the real estate construction market also reflects the slow down in the housing industry and residential construction industry as well as foreclosures on various residential construction properties. Construction lending will continue to be closely monitored during 2009.

     Our Company does not extend credit to sub-prime residential real estate markets. While much publicity has been directed at this market during the past year, our Company extends credit to its local community market through traditional mortgage products.
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At June 30, 2009 our Company was servicing approximately $247,000,000 of loans sold to the secondary market.
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
Allowance for Loan Losses
     The provision for loan losses increased $204,000 or 6.9% to $3,154,000 for 2009 compared to $2,950,000 for 2008. The provision reflects the amounts management determined necessary to maintain the allowance for loan losses at a level that was adequate to cover probable losses in the loan portfolio. The allowance for loan losses totaled $13,705,000 or 1.4% of loans outstanding at June 30, 2009 compared to $12,667,000 or 1.2% of loans outstanding at December 31, 2008. The allowance for loan losses expressed as a percentage of nonperforming loans was 46.5% at June 30, 2009 and 50.9% at December 31, 2008.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Provision for loan losses	1,404	1,300	3,154	2,950

Net loan charge-offs:
Commercial, financial, and agricultural	143	(26)	260	790
Real estate — construction	374	109	850	92
Real estate — mortgage	252	—	898	63
Installment loans to individuals	90	94	108	156

Total net loan charge-offs	859	177	2,116	1,101

     The increased provision for loan losses was the result of an increased level of charged-off loans and an increase in the level of nonperforming loans. As shown in the table above, our Company experienced net loan charge-offs of $2,116,000 during the first six months of 2009 and $1,101,000 during the first six months of 2008.
     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured troubled loans totaled $29,436,000 or 2.91% of total loans at June 30, 2009 compared to $24,866,000 or 2.46% of total loans at December 31, 2008. The following table summarizes our Company’s nonperforming assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Nonaccrual loans:
Commercial, financial, and agricultural	$1,902	$2,071
Real estate — construction	11,297	10,347
Real estate — mortgage	10,755	7,850
Installment loans to individuals	133	119

Total nonaccrual loans	24,087	20,387

Loans contractually past — due 90 days or more and still accruing:
Commercial, financial, and agricultural	108	140
Real estate — construction	—	52
Real estate — mortgage	891	547
Installment loans to individuals	7	4

Total loans contractually past -due 90 days or more and still accruing	1,006	743
Restructured troubled loans	4,343	3,736

Total nonperforming loans	29,436	24,866
Other real estate and repossessions	7,584	7,828

Total nonperforming assets	$37,020	$32,694

Loans	$1,010,088	1,009,103
Allowance for loan losses to loans	1.36%	1.26%
Nonperforming loans to loans	2.91%	2.46%
Allowance for loan losses to nonperforming loans	46.56%	50.94%
Nonperforming assets to loans and foreclosed assets	3.64%	3.21%

     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibles of such principal; otherwise, such receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $645,000 and $424,000 for the six months ended June 30, 2009 and 2008, respectively. Approximately $21,000 and $62,000 was recorded as interest income on such loans for the six months ended June 30, 2009 and 2008, respectively.
     Total non-accrual loans at June 30, 2009 increased $3,700,000 from December 31, 2008. The increase resulted primarily from an increase of $950,000 in real estate construction non-accrual loans and an increase of $2,905,000 in real estate mortgage non-accrual loans. This increase primarily represents five commercial customers with balances totaling $3,827,000. These loans are in the process of being renewed and brought current.
     Foreclosed real estate and other repossessions decreased $244,000 to $7,584,000. Restructured loans increased $607,000 from December 31, 2008 to June 30, 2009. Loans past due 90 days and still accruing interest increased $263,000 from December 31, 2008 to June 30, 2009.
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
The following table summarizes outstanding amounts of nonperforming and impaired loans as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Nonperforming loans	$29,436,078	$24,866,085

Loans classified as impaired:
Impaired loans with reserves	$24,318,061	$18,482,148
Impaired loans without reserves	8,776,130	11,451,625

Total impaired loans	$33,094,191	$29,933,773

Reserves for impaired loans	$4,651,703	$3,837,419
Average balance of impaired loans during the period	$32,877,111	$20,645,519

     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. Once a loan has been identified as impaired, as defined by paragraph 8 of SFAS 114, Accounting by Creditors for Impairment of a Loan, management generally measures impairment based upon the fair value of the underlying collateral. In general, market prices for loans in our portfolio are not available, and we have found the fair value of the underlying collateral to be more readily available and reliable than discounting expected future cash flows to be received. Once a fair value of collateral has been determined and the impairment amount calculated, a specific reserve allocation is made. At June 30, 2009, $4,652,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $24,318,000. The balance of impaired loans with no specific loan loss allocation was approximately $8,776,000 at June 30, 2009, compared to $11,452,000 at December 31, 2008.
     As of June 30, 2009 and December 31, 2008 approximately $24,185,000 and $13,389,000, respectively, of loans not included in the nonaccrual table above or identified by management as being “impaired” were classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $10,796,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems as well as some deterioration in collateral value. Management elected to allocate non-specific reserves to these credits based upon the inherent risk present. This increase in reserves was the result of our Company’s internal loan review process which assesses credit risk. In addition to the classified list, our Company also maintains an internal loan watch list of loans which for various reasons, not all related to credit quality, management is monitoring more closely than the average loan in the portfolio. Loans may be added to this list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower’s ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Once a loan is placed on our Company’s watch list, its condition is monitored closely. Any further deterioration in the condition of the loan is evaluated to determine if the loan should be assigned to a higher risk category.
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
     At June 30, 2009, management allocated $13,176,000 of the $13,705,000 total allowance for loan losses to specific loans and loan categories and $529,000 was unallocated. At December 31, 2008, management allocated $11,163,000 of the $12,666,000 total allowance for loan losses to specific loans and loan categories and $1,503,000 was unallocated. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the June 30, 2009 allowance for loan losses is adequate.
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
Financial Condition
     Total assets decreased $22,361,000 or 1.8% to $1,257,338,000 at June 30, 2009 compared to $1,279,699,000 at December 31, 2008. Earning assets at June 30, 2009 were $1,179,000 and consisted of 85.7% in loans and 12.9% in available for sale investment securities, compared to 84.2% and 12.5%, respectively at December 31, 2008. Total liabilities decreased $22,528,000 or 1.9% to $1,150,753,000 compared to $1,173,280,000 at December 31, 2008. Stockholders’ equity increased $166,000 or 0.2% to $106,585,000 compared to $106,418,000 at December 31, 2008.
     As described in further detail in the “Lending and Credit Management” section above, during the first six months of 2009, total period end loans increased $985,000 to $1,010,088,000 at June 30, 2009 compared to $1,009,103,000 at December 31, 2008. This increase was primarily the result of a $10,177,000 increase in real estate mortgage loans, a $364,000 increase in commercial loans, and a $217,000 increase in consumer loans offset by a $9,773,000 decrease in real estate construction loans.

     Investment in debt securities classified as available-for-sale, excluding fair value adjustments, increased $3,175,000 or 2.2% to $149,197,000 at June 30, 2009 compared to $146,021,000 at December 31, 2008. The net increase consisted of an increase in mortgage-backed securities totaling $15,910,000, offset by a $7,701,000 and $5,034,000 reduction in federal agency securities and municipal obligations, respectively. Investment in equity securities of $8,875,000 did not change from December 31, 2008 to June 30, 2009.
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
     Total deposits increased $28,848,000 or 3.0% to $984,144,000 at June 30, 2009 compared to $955,296,000 at December 31, 2008. The increase is primarily a result of an increase in public fund deposits and customers trending towards saving more in light of the current economy.
     Federal funds purchased and securities sold under agreements to repurchase increased $4,063,000 or 13.9% to $33,202,000 at June 30, 2009 compared to $29,139,000 at December 31, 2008. The increase is due to a $2,000,000 increase in public funds and a $2,000,000 increase in a term repurchase agreement.
     Other borrowed money decreased $57,388,000 or 44.5% to $71,669,000 at June 30, 2009 compared to $129,057,000 at December 31, 2008. The decrease reflects the repayment of Federal Home Loan Bank advances. There were no new Federal Home Loan Bank advances during the first six months of 2009.
     Stockholders’ equity increased $166,000 or 0.2% to $106,585,000 at June 30, 2009 compared to $106,418,000 at December 31, 2008. The increase in stockholders’ equity reflects net income of $2,261,000 less cash dividends declared of $1,937,000, a $250,000 change in unrealized holding gains, net of taxes, on investment in debt securities available-for-sale, $24,000 amortization of prior service cost for defined benefit plan, and a $69,000 increase, net of taxes, related to stock option compensation expense.
No material changes in our Company’s liquidity or capital resources have occurred since June 30, 2009.
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
     Our Company’s Asset/Liability Committee (ALCO), primarily made up of senior management, has direct oversight responsibility for our Company’s liquidity position and profile. A combination of daily, weekly and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital and exposure to contingent draws on our Company’s liquidity.

     Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008

Liquid assets:
Federal funds sold	$371	$104
Federal Reserve — excess reserves	7,639	31,099
Available for sale investments securities	152,167	149,401

Total	160,177	180,604

     Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $152,167,000 at June 30, 2009 and included an unrealized net gain of $2,970,000. The portfolio includes maturities of approximately $29,683,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base. Our Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank. At June 30, 2009, total investment securities pledged for these purposes were as follows:

June 30,
(dollars in thousands)	2009

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,524
Repurchase agreements	41,460
Other Deposits	84,784

Total pledged, at fair value	129,768

     At June 30, 2009, our Company’s unpledged securities in the available for sale portfolio totaled approximately $22,399,000.
     Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At June 30, 2009, such deposits totaled $478,472,000 and represented 49.0% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $505,671,000 at June 30, 2009. These accounts are normally considered more volatile and higher costing representing 51.4% of total deposits at June 30, 2009.

	June 30,	December 31,
(dollars in thousands)	2009	2008

Core deposit base:
Non-interest bearing demand	$129,815	$125,245
Interest checking	128,035	123,289
Savings and money market	220,622	219,338

Total	478,472	467,872

     Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	June 30,	December 31,
(dollars in thousands)	2009	2008

Borrowings:
Securities sold under agreements to repurchase	$33,202	$29,139
FHLB advances	71,669	129,057
Subordinated notes	49,486	49,486

Total	154,357	207,682

     Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of June 30, 2009, under agreements with these unaffiliated banks, the Bank may borrow up to $45,000,000 in federal funds on an unsecured basis and $8,000,000 on a secured basis. There were no federal funds purchased outstanding at June 30, 2009. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At June 30, 2009 there was $28,202,000 in repurchase agreements and $5,000,000 in a term repurchase agreement due September 2009. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at the current quarter end. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2009, the Bank had $71,669,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
     Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at June 30, 2009:

	June 30, 2009
		Federal
(dollars in thousands)	FHLB	Reserve	Other

Collateral value pledged	$313,486	$3,386	$5,417
Advances outstanding	(71,669)	—	—
Letters of credit issued	(100)	—	—

Total	241,717	3,386	5,417

Sources and Uses of Funds
     Cash and cash equivalents were $31,636,000 at June 30, 2009 compared to $53,827,000 at December 31, 2008. The $22,191,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statements of cash flows for the six months ended June 30, 2009. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $10,646,000 during the first six months of 2009. Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $6,009,000. The cash outflow primarily consisted of purchases of $71,446,000 of investment securities and a $4,323,000 increase in the loan portfolio partially offset by $68,037,000 in proceeds from maturities, calls, and pay-downs of investment securities. Financing activities used total cash of $26,828,000, resulting primarily from $57,388,000 repayment of FHLB advances offset by $28,847,000 increase in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2009.

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
     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of June 30, 2009 and December 31, 2008, our Company and our Bank each meet all capital adequacy requirements to which they are subject.
     The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2009
Total capital (to risk-weighted assets):
Company	$164,748	16.18%	$81,448	8.00%	—	—
Hawthorn Bank	130,206	13.01	80,044	8.00	$100,054	10.00%

Tier I capital (to risk-weighted assets):
Company	$139,268	13.68	$40,724	4.00%	—	—
Hawthorn Bank	117,690	11.76	40,022	4.00	$60,033	6.00%

Tier I capital (to adjusted average assets):
Company	$139,268	10.98	$38,043	3.00%	—	—
Hawthorn Bank	117,690	9.43	37,425	3.00	$62,375	5.00%

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk-weighted assets):
Company	$163,949	16.01%	$81,912	8.00%	—	—
Hawthorn Bank	125,510	12.35	81,310	8.00	$101,638	10.00%

Tier I capital (to risk-weighted assets):
Company	$138,756	13.55	$40,956	4.00%	—	—
Hawthorn Bank	113,158	11.13	40,655	4.00	$60,983	6.00%

Tier I capital (to adjusted average assets):
Company	$138,756	10.80	$38,543	3.00%	—	—
Hawthorn Bank	113,158	8.82	38,497	3.00	$64,162	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the period ended June 30, 2009, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.
     The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2009:

						Over
						5 years or
						no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total

ASSETS
Investment securities	$38,558	$10,711	$7,694	$15,960	$10,133	$77,986	$161,042
Interest-bearing deposits	7,663	—	—	—	—	—	7,663
Federal funds sold and securities purchased under agreements to resell	371	—	—	—	—	—	371
Loans	558,561	135,041	127,894	98,290	53,004	37,298	1,010,088

Total	$605,153	$145,752	$135,588	$114,250	$63,137	$115,284	$1,179,164

LIABILITIES

Savings, Now deposits	$—	$—	$—	$118,387	$—	$—	$118,387
Rewards checking, Super Now, money market deposits	230,600	—	—	—	—	—	230,600
Time deposits	374,328	70,146	31,711	4,819	24,338	—	505,342
Federal funds purchased and securities sold under agreements to repurchase	33,202	—	—	—	—	—	33,202
Subordinated notes	49,486	—	—	—	—	—	49,486
Other borrowed money	17,359	38,727	15,385	193	6	—	71,670

Total	$704,975	$108,873	$47,096	$123,399	$24,344	$—	$1,008,687

Interest-sensitivity GAP
Periodic GAP	$(99,822)	$36,879	$88,492	$(9,149)	$38,793	$115,284	$170,477

Cumulative GAP	$(99,822)	$(62,943)	$25,549	$16,400	$55,193	$170,477	$170,477

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.86	1.34	2.88	0.93	2.59	NM	1.17
Cumulative GAP	0.86	0.92	1.03	1.02	1.05	1.17	1.17

Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of June 30, 2009. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In April 2009 the FASB issued Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS No. 157-4). This position provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. SFAS No. 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. SFAS No. 157-4, which reaffirms SFAS No. 157, states that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. This position is effective for interim and fiscal years ending after June 15, 2009 and is applied prospectively. Our Company adopted the provisions of SFAS No.157-4 during the second quarter of 2009, which did not have a material effect on our consolidated financial statements or the disclosures presented in our consolidated financial statements.
     In April 2009 the FASB issued SFAS 115-2 and 124-2, Recognition and Presentation of Other-than-Temporary Impairment (SFAS 115-2 and 124-2). This position modifies the requirements for recognizing other than temporary impairment on debt securities and significantly changes the impairment model for such securities. Under SFAS 115-2 and 124-2, a security is considered to be other than temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other than temporary impairment exists, the charge to earnings is limited to the amount of credit loss. If the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of this position, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other than temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. This position also modifies the presentation of other than temporary impairment losses and increases related to disclosure requirements. SFAS 115-2 and 124-2 are effective for periods ending after June 15, 2009 and are applied prospectively. Our Company adopted the provisions of SFAS 115-2 and 124-2 during the second quarter of 2009, which did not have a material effect on our consolidated financial statements or the disclosures presented in our consolidated financial statements.
     In April 2009 the FASB issued SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements (SFAS No. 107-1 and APB 28-1). SFAS No. 107-1 and APB 28-1 require companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Under SFAS 107-1 and APB Opinion 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, a publicly traded company must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. SFAS 107-1 is effective for interim periods ending after June 15, 2009 and is applied prospectively. The interim disclosures required by FSP SFAS 107-1 and APB Opinion 28-1 are reported in the notes to our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165 — Subsequent Event,(SFAS No. 65). SFAS No. 165 incorporates accounting and disclosure requirements related to subsequent events into U.S. generally accepted accounting principles, or GAAP, making management directly responsible for subsequent-events accounting and disclosure. SFAS No. 165 sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The requirements for subsequent-events accounting and disclosure are not significantly different from those in auditing standards. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. Our Company adopted the provisions of SFAS No. 165 in the second quarter of 2009, which did not have a material effect on our consolidated financial statements or the disclosures that are presented in our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166 — Accounting for Transfers of Financial Assets, an Amendment of SFAS No. 140 — Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 166). SFAS No. 166 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. Our Company is currently evaluating the requirements of SFAS No. 166, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167 — Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46(R) — Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. Our Company is currently evaluating the requirements of SFAS No. 167, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of SFAS No. 162 — The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168). The FASB Accounting Standards CodificationTM, or Codification, will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission, or SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. Once effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our Company is currently evaluating the requirements of SFAS No. 168 to determine its impact on our consolidated financial statements and the disclosures that will be presented in our consolidated financial statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 1A. Risk Factors	None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3. Defaults Upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the shareholders of Hawthorn Bancshares, Inc. held on June 2, 2009 the shareholders reelected two Class II directors, namely, Charles G. Dudenhoeffer, Jr., and Gus S. Wetzel, II, to serve terms expiring at the annual meeting of shareholders in 2012, provided advisory approval of the compensation of our executives disclosed in the proxy statement for the annual meeting, and ratified the Board of Directors selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. Class I Directors, namely Phillip D. Freeman and James E. Smith, and Class III Directors, namely Kevin L. Riley and David T. Turner, continue to serve terms expiring at the annual meeting of shareholders in 2011 and 2010, respectively.
     The following is a summary of the votes cast at the annual meeting. No broker non-votes were received.

		Withhold Authority
	For	or Against	Abstentions

Election of Directors:
Charles G. Dudenhoeffer, Jr.	3,126,277	144,734	n/a
Gus S. Wetzel, II	2,940,981	282,238	n/a

Advisory Approval of Executive Compensation	2,791,797	374,591	149,962

Ratification of KPMG LLP as independent registered public accounting firm	3,032,114	218,184	68,521
Item 5. Other Information None
Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our

Exhibit No.	Description

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

HAWTHORN BANCSHARES, INC.

Date
/s/ James E. Smith
August 10, 2009	James E. Smith, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Richard G. Rose
August 10, 2009	Richard G. Rose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
June 30, 2009 Form 10-Q

Exhibit No.	Description	Page No.
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).
		**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

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