Form 10-Q
period 2009-09-30
HAWTHORN BANCSHARES, INC.
filed 2009-11-09
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
As of November 9, 2009 the registrant had 4,301,955 shares of common stock, par value $1.00 per share, outstanding.

Index to Exhibits located on page 43

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Loans	$993,452,421	$1,009,103,532
Allowances for loan losses	(13,927,534)	(12,666,546)

Net loans	979,524,887	996,436,986

Investment in available-for-sale securities, at fair value	159,013,809	149,400,929
Investment in equity securities, at cost	8,875,250	8,875,250

Total investment securities	167,889,059	158,276,179

Federal funds sold and securities purchased under agreements to resell	106,226	104,393
Cash and due from banks	21,834,033	53,723,075
Premises and equipment — net	37,222,310	39,260,220
Other real estate owned and repossessed assets	11,578,503	7,828,278
Accrued interest receivable	6,878,022	7,476,093
Mortgage servicing rights	1,881,355	1,171,225
Intangible assets — net	1,654,505	2,130,097
Cash surrender value — life insurance	1,910,652	1,852,902
Other assets	9,748,122	11,439,419

Total assets	$1,240,227,674	$1,279,698,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$126,116,754	$125,245,200
Savings, interest checking and money market	357,905,369	342,626,702
Time deposits $100,000 and over	144,097,466	142,972,489
Other time deposits	340,015,283	344,451,998

Total deposits	968,134,872	955,296,389

Federal funds purchased and securities sold under agreements to repurchase	32,374,577	29,138,623
Subordinated notes	49,486,000	49,486,000
Other borrowed money	71,481,166	129,057,483
Accrued interest payable	2,391,949	3,847,415
Other liabilities	7,867,557	6,454,574

Total liabilities	1,131,736,121	1,173,280,484

Stockholders’ equity:
Preferred stock, $1,000 par value
Authorized and issued 30,255 shares	28,245,649	27,888,294
Common stock, $1 par value
Authorized 15,000,000 shares; issued 4,463,813 and 4,298,353 shares respectively	4,463,813	4,298,353
Surplus	26,939,983	25,144,323
Retained earnings	50,759,013	51,598,678
Accumulated other comprehensive income, net of tax	1,599,913	1,005,553
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	108,491,553	106,418,383

Total liabilities and stockholders’ equity	$1,240,227,674	$1,279,698,867

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

INTEREST INCOME
Interest and fees on loans	$14,340,996	$15,757,925	$43,332,581	$47,531,888
Interest on debt securities:
Taxable	1,152,935	1,140,427	3,430,153	3,864,716
Nontaxable	350,839	406,598	1,088,561	1,288,395
Interest on federal funds sold and securities purchased under agreements to resell	60	14,238	253	58,464
Interest on interest-bearing deposits	11,556	12	43,565	301
Dividends on equity securities	53,742	110,627	110,010	233,035

Total interest income	15,910,128	17,429,827	48,005,123	52,976,799

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	693,242	1,100,575	2,390,089	3,673,278
Time deposit accounts $100,000 and over	949,273	1,333,732	3,056,793	4,419,749
Other time deposit accounts	2,532,085	2,975,430	8,311,234	9,721,086
Interest on federal funds purchased and securities sold under agreements to repurchase	23,458	170,386	64,028	823,425
Interest on subordinated notes	588,554	736,663	1,878,657	2,319,585
Interest on other borrowed money	687,535	1,258,578	2,320,481	3,104,659

Total interest expense	5,474,147	7,575,364	18,021,282	24,061,782

Net interest income	10,435,981	9,854,463	29,983,841	28,915,017
Provision for loan losses	1,250,000	1,000,000	4,404,000	3,950,000

Net interest income after provision for loan losses	9,185,981	8,854,463	25,579,841	24,965,017

NON-INTEREST INCOME
Service charges on deposit accounts	1,547,038	1,636,165	4,380,248	4,636,065
Trust department income	237,939	198,743	623,258	604,617
Gain on sale of mortgage loans, net	489,069	132,988	2,437,169	685,782
Other	326,560	353,429	732,189	1,082,040

Total non-interest income	2,600,606	2,321,325	8,172,864	7,008,504

INVESTMENT SECURITIES GAINS (LOSSES), NET	—	—	—	2,773

NON-INTEREST EXPENSE
Salaries and employee benefits	4,454,183	4,483,943	13,403,853	13,662,257
Occupancy expense, net	599,555	601,435	1,762,990	1,802,215
Furniture and equipment expense	506,469	536,786	1,794,400	1,805,304
FDIC insurance assessment	421,690	39,264	2,085,472	165,284
Legal, examination, and professional fees	311,780	312,485	985,274	838,482
Advertising and promotion	301,348	328,696	901,066	839,831
Postage, printing, and supplies	271,434	259,538	833,846	894,188
Processing expense	845,288	774,314	2,538,067	2,327,224
Other real estate expense	239,747	85,686	575,008	430,303
Other	1,088,245	959,696	2,815,972	2,887,285

Total non-interest expense	9,039,739	8,381,843	27,695,948	25,652,373

Income before income taxes	2,746,848	2,793,945	6,056,757	6,323,921
Less income taxes	840,070	779,745	1,889,060	1,905,386

Net income	1,906,778	2,014,200	4,167,697	4,418,535
Preferred stock dividends	497,306	—	1,491,918	—

Net income available to common shareholders	$1,409,472	$2,014,200	$2,675,779	$4,418,535

Basic earnings per share	$0.33	$0.47	$0.62	$1.02
Diluted earnings per share	$0.33	$0.47	$0.62	$1.02

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$4,167,697	$4,418,535
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,404,000	3,950,000
Depreciation expense	1,540,942	1,619,146
Net amortization (accretion) of debt securities, premiums, and discounts	366,383	(49,056)
Amortization of intangible assets	475,592	532,901
Stock based compensation expense	99,697	190,107
Decrease in accrued interest receivable	598,071	1,113,112
Increase in cash surrender value -life insurance	(57,750)	(34,000)
Decrease (increase) in other assets	93,894	(153,536)
Decrease in accrued interest payable	(1,455,466)	(619,265)
Increase (decrease) in other liabilities	1,808,432	(426,773)
Gain on sales of debt securities	—	(2,773)
Origination of mortgage loans for sale	(125,186,177)	(39,900,081)
Proceeds from the sale of mortgage loans	127,623,346	40,585,863
Gain on sale of mortgage loans, net	(2,437,169)	(685,782)
Loss on sales and dispositions of premises and equipment	147,166	74,932
Other real estate owned impairment charges	62,535	153,500
(Decrease) increase in deferred tax asset	380,001	(258,438)
Other, net	371,107	11,780

Net cash provided by operating activities	13,002,301	10,520,172

Cash flows from investing activities:
Net (decrease) increase in loans	6,768,359	(93,628,211)
Purchase of available-for-sale debt securities	(110,865,517)	(258,120,019)
Proceeds from maturities of available-for-sale debt securities	83,996,365	186,799,283
Proceeds from calls of available-for-sale debt securities	17,805,000	39,132,640
Proceeds from sales of available-for-sale debt securities	—	30,920,778
Purchase of equity securities	—	(5,040,800)
Proceeds from sales of equity securities	—	494,800
Purchases of premises and equipment	(420,575)	(884,886)
Proceeds from sales of premises and equipment	582,816	29,900
Proceeds from sales of other real estate owned and repossessions	1,929,955	1,486,453

Net cash used in investing activities	(203,597)	(98,810,062)

Cash flows from financing activities:
Net increase (decrease) in demand deposits	871,554	(13,395,525)
Net increase in interest-bearing transaction accounts	15,278,667	2,069,084
Net (decrease) increase in time deposits	(3,311,738)	18,722,934
Net increase in federal funds purchased and securities sold under agreements to repurchase	3,235,954	1,043,214
Proceeds from Federal Home Loan Bank advances	—	257,300,000
Repayment of Federal Home Loan Bank advances	(57,576,317)	(175,954,819)
Cash dividends paid — preferred stock	(991,691)	—
Cash dividends paid — common stock	(2,192,342)	(2,625,731)
Purchase of treasury stock	—	(802,445)

Net cash (used) in provided by financing activities	(44,685,913)	86,356,712

Net decrease in cash and cash equivalents	(31,887,209)	(1,933,178)
Cash and cash equivalents, beginning of year	53,827,468	35,873,385

Cash and cash equivalents, end of period	$21,940,259	$33,940,207

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,476,748	$24,681,047
Income taxes	$390,000	$2,240,000
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$6,807,763	$6,471,593

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Certain amounts in the 2008 condensed consolidated financial statements have been reclassified to conform to the 2009 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Our Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements through November 9, 2009, the dated the financial statements herein were issued.
          These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2008 Annual Report to Shareholders under the caption “Consolidated Financial Statements” and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2008 as Exhibit 13.
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of September 30, 2009 and the consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2009 and 2008.
          On July 1, 2009, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on June 15, 2009. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect this change.
Loans and Allowance for Loan Losses
Major classifications in the Company’s loan portfolio at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	Amount	Amount
Commercial, financial, and agricultural	$145,553,629	$153,386,062
Real estate Construction	114,438,639	129,638,759
Real estate Mortgage	697,187,716	692,530,252
Installment loans to individuals	36,272,437	33,548,459

Total loans	$993,452,421	$1,009,103,532

          Included in the table above are impaired loans in the amount of $37,859,612 at September 30, 2009 and $29,933,773 at December 31, 2008. A loan is considered impaired when, based on current information and events, it is probable that all amounts due under the contractual terms of the agreement will not be collected. Such loans increased $7,925,839 during the first nine months of 2009 primarily due to higher levels of impaired construction and commercial real estate loans.

The following table shows outstanding amounts of impaired loans as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Loans classified as impaired:
Impaired loans with reserves	$27,372,066	$18,482,148
Impaired loans without reserves	10,487,546	11,451,625

Total impaired loans	$37,859,612	$29,933,773

Reserves for impaired loans	$5,250,757	$3,837,419
Average balance of impaired loans during the period	$33,344,450	$20,645,519

The following is a summary of the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

	Amount	Amount	Amount	Amount
Balance at beginning of period	$13,704,736	$11,131,032	$12,666,546	$9,281,848

Additions:
Provision for loan losses	1,250,000	1,000,000	4,404,000	3,950,000

Total additions	1,250,000	1,000,000	4,404,000	3,950,000

Deductions:
Loans charged off	1,198,165	2,937,682	3,549,572	4,331,793
Less recoveries on loans	(170,963)	(162,867)	(406,560)	(456,162)

Net loans charged off	1,027,202	2,774,815	3,143,012	3,875,631

Balance at end of period	$13,927,534	$9,356,217	$13,927,534	$9,356,217

Investment Securities
The amortized cost and fair value of securities classified as available-for-sale at September 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

September 30, 2009

Government sponsored enterprises	$46,670,668	$695,110	$—	$47,365,778
Asset-backed securities	68,076,303	2,591,350	36,590	70,631,063
Obligations of states and political subdivisions	39,972,384	1,051,630	7,046	41,016,968

Total debt securities	154,719,355	4,338,090	43,636	159,013,809

Equity securities	8,875,250	—	—	8,875,250

Total investment securities	$163,594,605	$4,338,090	$43,636	$167,889,059

December 31, 2008

Government sponsored enterprises	$54,018,436	$1,526,240	$—	$55,544,676
Asset-backed securities	48,801,151	1,292,982	3,148	50,090,985
Obligations of states and political subdivisions	43,201,999	755,091	191,822	43,765,268

Total debt securities	146,021,586	3,574,313	194,970	149,400,929

Equity securities	8,875,250	—	—	8,875,250

Total investment securities	$154,896,836	$3,574,313	$194,970	$158,276,179

          Equity securities in the amount of $8,875,250 as of September 30, 2009 and December 31, 2008 are recorded at cost, and consist primarily of Federal Home Loan Bank Stock and the Company’s interest in the statutory trusts.
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2009 December 31, 2008, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value

Due in one year or less	$14,576,193	$14,770,578
Due after one year through five years	45,887,667	46,702,223
Due after five years through ten years	21,916,619	22,487,280
Due after ten years	4,262,573	4,422,665

	86,643,052	88,382,746
Asset-backed securities	68,076,303	70,631,063

Total debt securities	154,719,355	159,013,809
Equity securities	8,875,250	8,875,250

Total available for sale investment securities	$163,594,605	$167,889,059

          Our Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standard Codification (ASC) The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. In June 2009, FASB issued authoritative guidance on recognition and presentation of other-than-temporary impairments, which changed the accounting requirements for other than temporary impairment for debt securities, and, in certain prescribed circumstances, separated the amount of total impairment into credit and noncredit-related amounts.
          The following table presents proceeds from sales of securities and the components of investment securities gains and losses which have been recognized in earnings:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008

Proceeds from sales of available for sale securities	$—	$—	$—	$30,920,778

Available for sale:
Gains realized on sales	—	—	—	2,773
Losses realized on sales	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—

Investment securities gains (losses), net	$—	$—	$—	$2,773

          At September 30, 2009, our Company’s investment portfolio had unrealized gains of $4,338,090 and unrealized losses of $43,636. Of the $43,636 in unrealized losses, $1 of the unrealized loss has been in the loss position for greater than twelve months. The carrying value of the investments in this loss position at September 30, 2009 was $43,310 and consisted of one asset-backed security. Our Company continues to monitor the performance of our investment securities. Our Company does not intend to sell these investments and it is not likely that our Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.
          Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008, were as follows:

	Less than 12 months		12 months or more			Total

					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
	Value	Losses	Value	Losses	Positions	Value	Losses

At September 30, 2009
Government sponsored enterprises	$—	$—	$—	$—	—	$—	$—
Asset-backed securities	7,033,374	(36,589)	43,310	(1)	9	7,076,684	(36,590)
Obligations of states and political subdivisions	773,287	(7,046)	—	—	5	773,287	(7,046)

	$7,806,661	$(43,635)	$43,310	$(1)	14	$7,849,971	$(43,636)

	Less than 12 months		12 months or more			Total

					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
	Value	Losses	Value	Losses	Positions	Value	Losses

At December 31, 2008
Government sponsored enterprises	$—	$—	$—	$—	—	$—	$—
Asset-backed securities	890,039	(1,904)	210,667	(1,244)	11	1,100,706	(3,148)
Obligations of states and political subdivisions	7,674,965	(191,822)	—	—	27	7,674,965	(191,822)

	$8,565,004	$(193,726)	$210,667	$(1,244)	38	$8,775,671	$(194,970)

Fair Value Measurements
          The FASB’s ASC, Fair Value Measurement, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.
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
          Fair Value Measurement also requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis would include foreclosed real estate, long-lived assets, and core deposit intangible assets, which are reviewed when circumstances or other events indicate that impairment may have occurred.
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

Fair Value Measurements
At September 30, 2009 Using
Quoted Prices
in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale Securities	$159,013,809	$—	$159,013,809	$—

Valuation methods for instruments measured at fair value on a nonrecurring basis
          Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:
Impaired Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB’s ASC, Accounting by Creditors for Impairment of a Loan. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. At September 30, 2009, all impaired loans were evaluated based on the fair value of the collateral. In determining the fair value of the collateral, our Company relies on external appraisals and assessment of property values by our internal staff. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2009, our Company identified $27.4 million in impaired loans that had specific allowances for losses aggregating $5.3 million. Related to these loans, there was $1.8 million in charge-offs recorded in the first nine months of 2009.
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

Fair Value Measurements
At September 30, 2009 Using
Quoted Prices
		in Active			Nine Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	Sept. 30, 2009
	Fair Value	Assets	Inputs	Inputs	Total Gains
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans	$22,121,309	$—	$—	$22,121,309	$(1,805,526)
Other real estate owned and repossessed assets	$11,578,503	$—	$—	$11,578,503	$(1,099,383)

Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the three and nine-month periods ended September 30, 2009 and 2008, respectively. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the three and nine-month periods ended September 30, 2009 and 2008, respectively.
     The weighted average common and diluted shares outstanding and earnings per share amounts have been adjusted to give effect to the 4% stock dividend on July 1, 2009. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income, basic and diluted	$1,906,778	$2,014,200	$4,167,697	$4,418,535
Less: preferred stock dividends	497,306	—	1,491,918	—

Net income available to common shareholders	1,409,472	2,014,200	2,675,779	4,418,535
Average shares outstanding	4,301,955	4,316,662	4,301,955	4,328,702
Effect of dilutive stock options	—	13,799	—	20,162

Average shares outstanding including dilutive stock options	$4,301,955	$4,330,461	$4,301,955	$4,348,864

Net income per share, basic	$0.33	$0.47	$0.62	$1.02
Net income per share, diluted	0.33	0.47	0.62	1.02

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
          The following options and warrant to purchase shares during the three and nine month-periods ended 2009 and 2008 were not included in the respective computations of diluted earnings per share because the exercise price, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Anti-dilutive shares	2009	2008

Three months ended September 30,	531,226	267,086
Nine months ended September 30,	531,226	212,595

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
The following table summarizes our Company’s stock option activity:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)

Outstanding at January 1, 2009 - adjusted *	277,454	$25.10
Granted	—	—
Exercised	—	—
Forfeited	(1,488)	30.22
Canceled	—	—

Outstanding at September 30, 2009	275,966	$25.07	$—	5.2

Exercisable at September 30, 2009	215,711	$24.70	$—	4.5

*	On July 1, 2009 a 4% stock dividend was issued.
          Total stock-based compensation expense for the three months ended September 30, 2009 and 2008 was $31,000 and $86,000, respectively. Total stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was $100,000 and $190,000, respectively. As of September 30, 2009, the total unrecognized compensation expense related to non-vested stock awards was $274,000 and the related weighted average period over which it is expected to be recognized is approximately two years.
Comprehensive Income
Comprehensive income for the three and nine-months ended September 30, 2009 and 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$1,906,778	$2,014,200	$4,167,697	$4,418,535
Other comprehensive income:
Unrealized loss on securities:
Unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	808,079	250,158	558,218	(458,592)
Adjustment on sales and calls of debt and equity securities, net of tax	—	—	—	(1,692)
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost, net of tax	12,052	3,928	36,142	11,780

Total other comprehensive income (loss)	820,131	254,086	594,360	(448,504)

Comprehensive income	$2,726,909	$2,268,286	$4,762,057	$3,970,031

Goodwill and Intangible Assets
          Our Company’s goodwill is tested annually for potential impairment. As a result of our 2008 review, we determined that the Company’s goodwill was fully impaired as of December 31, 2008, and recorded an impairment charge of $40,323,775, before tax, in the fourth quarter of 2008.
A summary of other intangible assets at September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$7,060,224	$(5,405,719)	$1,654,505	$7,060,224	$(4,930,127)	$2,130,097
Mortgage servicing rights	3,425,091	(1,543,736)	1,881,355	2,767,180	(1,595,955)	1,171,225

Total amortizable intangible assets	$10,485,315	$(6,949,455)	$3,535,860	$9,827,404	$(6,526,082)	$3,301,322

Changes in the net carrying amount of other intangible assets for the nine month period ended September 30, 2009 are as follows:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

Balance at December 31, 2008	$2,130,097	$1,171,225
Additions	—	1,456,812
Amortization	(475,592)	(746,682)

Balance at September 30, 2009	$1,654,505	$1,881,355

          Mortgage loans serviced for others totaled approximately $258,101,000 and $213,074,000 at September 30, 2009 and December 31, 2008, respectively.
          Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of September 30, 2009 and for the next five years:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

2009	$150,519	$254,000
2010	526,477	405,000
2011	434,763	308,000
2012	408,062	234,000
2013	134,684	179,000
2014	—	137,000

          The aggregate amortization expense of intangible assets subject to amortization for the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Aggregate amortization expense	2009	2008	2009	2008

Core deposit intangible asset	$150,519	$168,543	$475,592	$532,900
Mortgage servicing rights	156,365	123,153	746,682	470,677

Income Taxes
          As of September 30, 2009 and December 31, 2008, our Company had $749,000 of gross unrecognized tax benefits of which $487,000 would impact the effective tax rate, if recognized. Our Company expects a reduction of $187,000 in gross unrecognized tax benefits during the remainder of 2009 as a result of the state statute of limitations closing for the 2005 tax year. Our Company and subsidiaries file income tax returns in the U. S. federal jurisdiction and the state of Missouri.
          As of September 30, 2009, interest accrued on unrecognized tax benefits was approximately $108,000. Our Company’s state and federal income tax returns for 2005 to 2008 are open tax years. As of September 30, 2009, there were no federal or state income tax examinations in process.
Employee Benefit Plans
          Employee benefits charged to operating expenses are summarized for the three and nine months ended September 30, 2009 and 2008 in the table below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Payroll taxes	$246,232	$193,391	$855,229	$869,491
Medical plans	370,113	354,704	1,127,477	1,093,697
401k match	81,045	79,120	227,902	229,888
Pension plan	229,000	218,337	687,000	655,010
Profit-sharing	99,000	87,600	233,350	191,415
Other	28,906	48,777	81,539	150,359

Total employee benefits	$1,054,296	$981,929	$3,212,497	$3,189,860

Our Company provides a noncontributory defined benefit pension plan for all full-time employees. Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2009	2008

Service cost — benefits earned during the year	$851,000	$820,401
Interest cost on projected benefit obligations	509,000	452,524
Expected return on plan assets	(523,000)	(454,344)
Amortization of prior service cost	79,000	78,628
Amortization of net gains	—	(42,802)

Net periodic pension expense — Annual	$916,000	$854,407

Pension expense — three months ended September 30 (actual)	$229,000	$218,337

Pension expense — nine months ended September 30 (actual)	$687,000	$655,010

          Our Company made a $1,500,000 contribution to the defined benefit plan in 2008. Although there is no required minimum required contribution for 2009, our Company may contribute up to $5,560,000. As of September 30, 2009 we have not determined whether our Company will make any contributions for 2009.
Preferred Stock
          On December 19, 2008, our Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP) a voluntary program that provides capital to financially healthy banks. This program was designed to attract broad participation by banking institutions to help stabilize the financial system by encouraging lending. Our Company has used the funds received, as discussed below, to continue to provide loans to its customers and to look for ways to deploy additional funds to benefit the communities in our Company’s market area.
          Participating in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 255,260 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with management’s estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrants at September 30, 2009 were $28,246,000 and $2,382,000, respectively.
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
          The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $17.78 per share. The amount of shares covered by the warrant will be reduced by one half if our Company raises equity capital of at least $30,255,000 by December 31, 2009. The Treasury Department may not exercise or transfer the common stock warrant with respect to more than half of the initial shares of common stock underlying the common stock warrant prior to the earlier of the date on which our Company receives aggregate gross proceeds of not less than $30,255,000 from one or more qualified equity offerings or before December 31, 2009.
                The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheets and qualify, for regulatory capital purposes, as Tier I capital. Through the nine months ended September 30, 2009, our Company had declared and paid dividends in the amount of $991,692 on the preferred stock.
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

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 is as follows:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Assets:
Loans	$979,524,887	$987,863,000	$996,436,986	$1,000,594,000
Investment in debt and equity securities	167,889,059	167,889,059	158,276,179	158,276,179
Federal fund sold and securities purchased under agreements to resell	106,226	106,226	104,393	104,393
Cash and due from banks	21,834,033	21,834,033	53,723,075	53,723,075
Mortgage servicing rights	1,881,355	3,020,000	1,171,225	2,455,000
Accrued interest receivable	6,878,022	6,878,022	7,476,093	7,476,093

	$1,178,113,582	$1,187,590,340	$1,217,187,951	$1,222,628,740

Liabilities:
Deposits:
Demand	$126,116,754	$126,116,754	$125,245,200	$125,245,200
NOW	133,142,824	133,142,824	123,288,896	123,288,896
Savings	47,430,953	47,430,953	43,370,172	43,370,172
Money market	177,331,592	177,331,592	175,967,634	175,967,634
Time	484,112,749	495,854,000	487,424,487	494,427,000
Federal funds purchased and securities sold under agreements to repurchase	32,374,577	32,374,577	29,138,623	29,138,623
Subordinated notes	49,486,000	18,909,000	49,486,000	35,180,000
Other borrowings	71,481,166	76,303,000	129,057,483	130,454,000
Accrued interest payable	2,391,949	2,391,949	3,847,415	3,847,415

	$1,123,868,564	$1,109,854,649	$1,166,825,910	$1,160,918,940

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
Overview
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.24 billion in assets at September 30, 2009, and 24 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Company is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
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
Goodwill and Other Intangible Assets
          Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with Accounting Standard, Accounting for Impairment or Disposal of Long-Lived Assets.
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
SELECTED CONSOLIDATED FINANCIAL DATA
          The following table presents selected consolidated financial information for our Company as of and for each of the three and nine-month periods ended September 30, 2009 and September 30, 2008, respectively. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the related notes, presented elsewhere herein.
Selected Financial Data

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Per Share Data

Basic earnings per common share	$0.33	$0.47	$0.62	$1.02
Diluted earnings per common share	0.33	0.47	0.62	1.02
Dividends paid on preferred stock	378	—	992	—
Amortization of discount on preferred stock	119	—	357	—
Dividends paid on common stock	455	873	2,192	2,626
Book value per common share			18.65	27.06
Market price common stock			9.75	23.95

Selected Ratios

(Based on average balance sheets)

Return on average total assets	0.60%	0.63%	0.44%	0.48%%
Return on average common stockholders’ equity	7.03%	7.17%	4.51%	5.25%
Average common stockholders’ equity to average total assets	6.33%	8.85%	6.28%	9.07%
(Based on end-of-period data)

Efficiency ratio (1)	69.34%	68.85%	72.58%	71.40%
Period-end stockholders’ equity to period-end assets			6.47%	8.71%
Period-end common stockholders’ equity to period-end assets			8.75%	8.71%
Total risk-based capital ratio			16.50	12.47
Tier 1 risk-based capital ratio			14.01	10.48
Leverage ratio			11.24	8.67

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

Results of Operations
Summary

		Three Months				Nine Months
	Ended September 30,				Ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Net interest income	$10,436	$9,855	$581	5.9%	$29,984	$28,915	$1,069	3.7%
Provision for loan losses	1,250	1,000	250	25.0	4,404	3,950	454	11.5
Noninterest income	2,600	2,321	279	12.0	8,173	7,008	1,165	16.6
Investment securities gains, net	—	—	—	—	—	3	(3)	(100.0)
Noninterest expense	9,040	8,382	658	7.9	27,696	25,652	2,044	8.0
Income before income taxes	2,746	2,794	(48)	(1.7)	6,057	6,324	(267)	(4.2)

Income taxes	840	780	60	7.7	1,889	1,905	(16)	(0.8)

Net income	$1,906	$2,014	$(108)	(5.4)%	$4,168	$4,419	$(251)	(5.7)%

Less: preferred dividends	497	—	497	—	1,492	—	1,492	—

Net income available to common shareholders	$1,409	$2,014	$(605)	(30.0)%	$2,676	$4,419	$(1,743)	(39.4)%

          Our Company’s consolidated net income of $1,906,000 for the quarter ended September 30, 2009 decreased $108,000, or 5.4%, compared to the quarter ended September 30, 2008. Our Company recorded preferred stock dividends of $497,000 in the third quarter of 2009, resulting in $1,409,000 of net income available to common shareholders, or $.33 per diluted common share, compared to $2,014,000, or $.47 per diluted common share for the third quarter ended September 30, 2008. For the third quarter of 2009, the annualized return on average assets was 0.60%, the annualized return on average common shareholders’ equity was 7.03%, and the efficiency ratio was 69.3%. Net interest margin increased 0.08% from 3.49% to 3.57%. Net interest income, on a tax equivalent basis, increased $554,000 or 5.5% from 2008 to 2009.
          Our Company’s consolidated net income of $4,168,000 for the first nine months of 2009 decreased $251,000, or 5.7%, compared to $4,419,000 for the first nine months of 2008. Our Company recorded preferred stock dividends of $1,492,000 in the first nine months of 2009, resulting in $2,676,000 of net income available to common shareholders, or $.62 per diluted common share, compared to $4,419,000, or $1.02 per diluted common share for the first nine months ended September 30, 2008. For the first nine months of 2009, the annualized return on average assets was 0.44%, the annualized return on average common shareholders’ equity was 4.51%, and the efficiency ratio was 72.6%. Our Company did experience substantial real estate refinancing activity in the first nine months of 2009, which contributed additional revenues of approximately $2,437,000. However, this was offset by an industry-wide increase in FDIC insurance assessments as well as an increase in our provision for loan losses. Net interest margin decreased 0.07% from 3.51% to 3.44%. Net interest income, on a tax equivalent basis, increased $972,000 or 3.3% from 2008 to 2009. Total assets at September 30, 2009 were $1,240,228,000, compared to $1,279,699,000 at December 31, 2008, a decrease of $39,471,000, or 3.1%.

Net Interest Income
          Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.
Average Balance Sheets
          The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans: (2) (4)	$1,002,252	$14,367	5.69%	$986,139	$15,793	6.35%
Investment in securities: (3)
Government sponsored enterprises	114,773	1,131	3.91	101,630	1,122	4.38
State and municipal	39,527	536	5.38	44,191	606	5.44
Other	8,875	54	2.41	9,851	111	4.47
Federal funds sold	262	—	—	3,118	14	1.78
Interest bearing deposits in other financial institutions	14,288	11	0.31	125	—	—

Total interest earning assets	1,179,977	16,099	5.41	1,145,054	17,646	6.11
All other assets	89,610			128,237
Allowance for loan losses	(13,857)			(11,216)

Total assets	$1,255,730			$1,262,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$138,149	$268	0.77%	$118,360	$343	1.15%
Savings	47,199	35	0.29	44,894	58	0.51
Money market	178,719	389	0.86	162,322	699	1.71
Time deposits of $100,000 and over	141,791	950	2.66	141,917	1,334	3.73
Other time deposits	347,783	2,532	2.89	313,824	2,976	3.76

Total time deposits	853,641	4,174	1.94	781,317	5,410	2.75
Federal funds purchased and securities sold under agreements to repurchase	36,416	23	0.25	36,358	170	1.86
Subordinated notes	49,486	589	4.72	49,486	737	5.91
Other borrowed money	71,603	688	3.81	152,158	1,258	3.28

Total interest bearing liabilities	1,011,146	5,474	2.15	1,019,319	7,575	2.95
Demand deposits	125,092			122,421
Other liabilities	11,794			8,588

Total liabilities	1,148,032			1,150,328
Stockholders’ equity	107,698			111,747

Total liabilities and stockholders’ equity	$1,255,730			$1,262,075

Net interest income (FTE)		$10,625			$10,071

Net interest spread			3.26%			3.16%
Net interest margin			3.57%			3.49%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $189,000 and $217,000 for the three months ended September 30, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans: (2) (4)	$1,006,892	$43,404	5.76%	$950,454	$47,632	6.68%
Investment in securities: (3)
Government sponsored enterprises	111,210	3,366	4.05	113,724	3,810	4.46
State and municipal	39,725	1,646	5.54	46,966	1,905	5.40
Other	8,875	110	1.66	7,997	233	3.88
Federal funds sold	308	—	—	3,257	59	2.41
Interest bearing deposits in other financial institutions	20,551	44	0.29	160	—	—

Total interest earning assets	1,187,561	48,570	5.47	1,122,558	53,639	6.37
All other assets	89,073			127,076
Allowance for loan losses	(13,303)			(10,274)

Total assets	$1,263,331			$1,239,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$139,765	$902	0.86%	$116,695	$970	1.11%
Savings	45,912	106	0.31	44,328	173	0.52
Money market	176,562	1,382	1.05	167,395	2,531	2.01
Time deposits of $100,000 and over	140,658	3,057	2.91	142,231	4,419	4.14
Other time deposits	357,403	8,311	3.11	313,000	9,721	4.14

Total time deposits	860,300	13,758	2.14	783,649	17,814	3.03
Federal funds purchased and securities sold under agreements to repurchase	32,483	64	0.26	45,860	823	2.39
Subordinated notes	49,486	1,879	5.08	49,486	2,320	6.25
Other borrowed money	79,874	2,320	3.88	117,718	3,105	3.51

Total interest bearing liabilities	1,022,143	18,021	2.36	996,713	24,062	3.22
Demand deposits	123,206			121,435
Other liabilities	10,606			8,773

Total liabilities	1,155,955			1,126,921
Stockholders’ equity	107,376			112,439

Total liabilities and stockholders’ equity	$1,263,331			$1,239,360

Net interest income (FTE)		$30,549			$29,577

Net interest spread			3.11%			3.15%
Net interest margin			3.44%			3.51%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $565,000 and $662,000 for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.
Comparison of the three and nine-month periods ended September 30, 2009 and 2008
     Three months ended September 30, 2009 and 2008
          Financial results for the third quarter of 2009 compared to 2008 included an increase in net interest income, on a tax equivalent basis of $554,000, or 5.5%. Average interest-earning assets increased $34,923,000, or 3.0%, to $1,179,977,000 at September 30, 2009 compared to $1,145,054,000 at September 30, 2008, while average interest bearing liabilities decreased $8,173,000, or 0.80%, to $1,101,146,000 at September 30, 2009 compared to $1,019,319,000 at September 30, 2008.

          Average loans outstanding increased $16,113,000, or 1.6%, to $1,002,252,000 for the third quarter of 2009 compared to $986,139,000 for the third quarter of 2008. Average commercial loans outstanding decreased approximately $919,000, or 0.61%, for 2009 compared to 2008. Average real estate loans outstanding increased approximately $13,642,000, or 1.7%, for 2009 compared to 2008. Average consumer loans outstanding increased approximately $3,390,000, or 10.6%, for 2009 compared to 2008. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio.
          Average investment securities and federal funds sold increased $4,647,000, or 2.9%, to $163,437,000 at September 30, 2009 compared to $158,790,000 for 2008. Average interest bearing deposits increased $14,163,000 to $14,288,000 at September 30, 2009 compared to $125,000 in 2008. These variances are the result of the Company switching its overnight investment of excess funds from federal funds sold to interest bearing reserve balances at the Federal Reserve Bank.
          Average time deposits increased $72,325,000, or 9.2%, to $853,642,000 for 2009 compared to $781,317,000 for 2008. The increase was primarily a result of increased public fund deposits and customers increasing savings in light of the current economy. Product specials promoting interest bearing checking accounts and certificate of deposits also contributed to the increase in new deposits.
          Average federal funds purchased and securities sold under agreements to repurchase increased $58,000, or 0.16%, to $36,416,000 for 2009 compared to $36,358,000 for 2008. This primarily is a result of a $3,086,000 increase in repurchase agreements, and a $3,028,000 decrease in federal funds purchased for the third quarter of 2009 compared to the third quarter of 2008. Average other borrowed money decreased $80,555,000, or 52.9%, to $71,603,000 for 2009 compared to $152,158,000 for 2008. The decrease in 2009 reflects a net decrease in Federal Home Loan Bank advances and is the primary reason for the decrease in average interest bearing liabilities.
     Nine months ended September 30, 2009 and 2008
          Financial results for the first nine months of 2009 compared to 2008 included an increase in net interest income, on a tax equivalent basis, of $972,000, or 3.3%. Average interest-earning assets increased $65,003,000, or 5.8%, to $1,187,561,000 at September 30, 2009 compared to $1,122,558,000 at September 30, 2008 and average interest bearing liabilities increased $25,430,000, or 2.5%, to $1,022,143,000 at September 30, 2009 compared to $996,713,000 at September 30, 2008.
          Average loans outstanding increased $56,438,000, or 5.9%, to $1,006,892,000 for the first nine months of 2009 compared to $950,454,000 for the first nine months of 2008. Average commercial loans outstanding decreased approximately $621,000, or 0.41%, for 2009 compared to 2008. Average real estate loans outstanding increased approximately $56,230,000, or 7.3%, for 2009 compared to 2008. Average consumer loans outstanding increased approximately $829,000, or 2.5%, for 2009 compared to 2008. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio.
          Average investment securities and federal funds sold decreased $11,826,000, or 6.9%, to $160,118,000 at September 30, 2009 compared to $171,944,000 for 2008. Average interest bearing deposits increased $20,391,000 at September 30, 2009 compared to September 30, 2008. As mentioned in the quarterly information above, these variances are the result of the Company switching its overnight investment of excess funds from federal funds sold to interest bearing reserve balances at the Federal Reserve Bank.
          Average time deposits increased $76,651,000, or 9.8%, to $860,300,000 for 2009 compared to $783,649,000 for 2008. The increase was primarily a result of increased public fund deposits and customers increasing savings in light of the current economy. Product specials promoting interest bearing checking accounts and certificate of deposits also contributed to the increase in new deposits.
          Average federal funds purchased and securities sold under agreements to repurchase decreased $13,377,000, or 29.2%, to $32,483,000 for 2009 compared to $45,860,000 for 2008. This primarily is a result of a $3,771,000 decrease in federal funds purchased, and a $9,606,000 decrease in repurchase agreements for the first nine months of 2009 compared to 2008. Average other borrowed money decreased $37,844,000, or 32.2%, to $79,874,000 for 2009 compared to $117,718,000 for 2008. The decrease in 2009 reflects a net decrease in Federal Home Loan Bank advances.

Rate and volume analysis
          The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three and nine-month periods ended September 30, 2009 compared to September 30, 2008. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 vs. 2008			2009 vs. 2008
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)	$(1,426)	$254	$(1,680)	$(4,228)	$2,712	$(6,940)
Investment securities:
Government sponsored entities	9	136	(127)	(444)	(83)	(361)
State and municipal(2)	(70)	(63)	(7)	(259)	(299)	40
Other	(57)	(10)	(47)	(123)	24	(147)
Federal funds sold	(14)	(7)	(7)	(59)	(28)	(31)
Interest bearing deposits in other financial institutions	11	—	11	44	—	44

Total interest income	(1,547)	310	(1,857)	(5,069)	2,326	(7,395)

Interest expense:
NOW accounts	(75)	51	(126)	(68)	172	(240)
Savings	(23)	3	(26)	(67)	6	(73)
Money market	(310)	65	(375)	(1,149)	132	(1,281)
Time deposits of 100,000 and over	(384)	(1)	(383)	(1,362)	(48)	(1,314)
Other time deposits	(444)	298	(742)	(1,410)	1,254	(2,664)
Federal funds purchased and securities sold under agreements to repurchase	(147)	—	(147)	(759)	(187)	(572)
Subordinated notes	(148)	—	(148)	(441)	—	(441)
Other borrowed money	(570)	(749)	179	(785)	(1,075)	290

Total interest expense	(2,101)	(333)	(1,768)	(6,041)	254	(6,295)

Net interest income on a fully taxable equivalent basis	$554	$643	$(89)	$972	$2,072	$(1,100)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $189,000 and $217,000 for the third quarter and $565,000 and $662,000 for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
          Net interest income on a fully taxable equivalent basis increased $554,000, or 5.5%, to $10,625,000 for the third quarter of 2009 compared to $10,071,000 for 2008. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.49% for the third quarter of 2008 to 3.57% for 2009. This increase is primarily the result of an increase in average earning assets. Our Company’s net interest spread increased from 3.16% in the third quarter of 2008 to 3.26% in the third quarter of 2009. While our Company was able to decrease the rate paid on interest bearing liabilities to 2.15% in the third quarter of 2009 from 2.95% in 2008, this decrease was partially offset by a decrease in the rates earned on interest bearing assets from 6.11% in 2008 to 5.41% in 2009.

          Net interest income on a fully taxable equivalent basis increased $972,000 or 3.3% to $30,549,000 for the first nine months of 2009 compared to $29,577,000 for 2008. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased from 3.51% for the nine months ended 2008 to 3.44% for 2009. The increase in net interest income for the first nine months of 2009 was due to lower rates paid on interest bearing liabilities and an increase in average earning assets which was partially offset by a decrease in the rates earned on these balances. In addition, interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $1,152,000 for the nine months ended September 30, 2009 compared to $807,000 for the nine months ended September 30, 2008. The rate paid on interest bearing liabilities decreased to 2.36% in first nine months of 2009 versus 3.22% in 2008. This decrease was more than offset by a decrease in the rates earned on interest bearing assets from 6.37% in 2008 to 5.47% in 2009.
Provision for loan losses
          The provision for loan losses for the three months ended September 30, 2009 was $1,250,000 compared to $1,000,000 for the three months ended September 30, 2008. Loans charged off, net of recoveries, for the three months ended September 30, 2009 were $1,027,000 compared to $2,775,000 for the three months ended September 30, 2008. Approximately $157,000 of the 2009 net charge-offs represents various commercial loan losses, $427,000 represents real estate construction losses, $371,000 represents real estate mortgage loan losses, and approximately $72,000 represents various consumer loan losses.
          The provision for loan losses for the nine months ended September 30, 2009 was $4,404,000 compared to $3,950,000 for the nine months ended September 30, 2008. Loans charged off, net of recoveries, for the nine months ended September 30, 2009 were $3,143,000 compared to $3,876,000 for the nines months ended September 30, 2008. Approximately $417,000 of the 2009 net charge-offs represents various commercial loan losses, $1,277,000 represents real estate construction losses, $1,269,000 represents real estate mortgage loan losses, and approximately $180,000 represents various consumer loan losses.
          Further discussion of management’s methodology related to the allowance and provision for loan losses may be found in the “Lending and Credit Management” section of this report.
Non-interest Income and Expense
Non-interest income

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Non-interest Income
Service charges on deposit accounts	$1,547	$1,636	$(89)	(5.4)%	$4,380	$4,636	$(256)	(5.5)%
Trust department income	238	199	39	19.6	624	605	19	3.1
Gains on sales of mortgage loans, net	489	133	356	267.7	2,437	686	1,751	255.2
Other	327	353	(26)	(7.4)	732	1,082	(350)	(32.3)

Total non-interest income	$2,601	$2,321	$280	12.1%	$8,173	$7,009	$1,164	16.6%

Investment securities gains (losses), net	$—	$—	$—	—%	$—	$3	$(3)	(100.0)%

Non-interest income as a % of total revenue *	20.0%	19.1%			21.4%	19.5%
Total revenue per full time equivalent employee	$37.9	$35.4			$110.9	$104.4

*	Total revenue is calculated as net interest income plus non-interest income

Three Months Ended September 30, 2009 and 2008
          Noninterest income for the three months ended September 30, 2009 was $2,601,000 compared to $2,321,000 for the three months ended September 30, 2008, resulting in a $280,000, or 12.1%, increase. The increase was primarily due to a $356,000 increase on gains on sales of mortgage loans as a result of increased refinancing activity. Our Company was servicing $258,101,000 of mortgage loans at September 30, 2009 compared to $210,794,000 at September 30, 2008.
Nine months Ended September 30, 2009 and 2008
          Noninterest income for the nine months ended September 30, 2009 was $8,173,000 compared to $7,009,000 for the nine months ended September 30, 2008, resulting in a $1,164,000, or 16.6%, increase. The increase was primarily the result of a $1,751,000 increase in the gains on sales of mortgage loans due to increased refinancing activity. Other income decreased $350,000, or 32.3%, to $732,000 compared to the prior period, primarily due to a $114,000 recovery of legal and collection costs in 2008, $81,000 increase in real estate servicing fees offset by a $276,000 increase in amortization of mortgage loan servicing rights, and a $84,000 decrease in brokerage and credit card income.
Non-interest expense

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change

Non-interest Expense
Salary expense	$3,400	$3,502	$(102)	(2.9)%	$10,192	$10,472	$(280)	(2.7)%
Employee benefits	1,054	982	72	7.3	3,212	3,190	22	0.7
Occupancy expense, net	600	601	(1)	(0.2)	1,763	1,802	(39)	(2.2)
Furniture and equipment expense	507	537	(30)	(5.6)	1,794	1,805	(11)	(0.6)
FDIC insurance assessment	422	39	383	NM	2,086	165	1,921	NM
Legal, examination, and professional fees	312	312	0	0.0	985	839	146	17.4
Advertising and promotion	301	329	(28)	(8.5)	901	840	61	7.3
Postage, printing, and supplies	271	260	11	4.2	834	894	(60)	(6.7)
Processing expense	845	774	71	9.2	2,538	2,327	211	9.1
Other real estate expense	240	86	154	179.1	575	430	145	33.7
Other	1,088	960	128	13.3	2,816	2,888	(72)	(2.5)

Total non-interest expense	$9,040	$8,382	$658	7.9%	$27,696	$25,652	$2,044	8.0%

Efficiency ratio	69.3%	68.9%			72.6%	71.4%
Salaries and benefits as a % of total non-interest expense	49.3%	53.5%			48.4%	53.3%
Number of full-time equivalent employees					344	344

Three Months Ended September 30, 2009 and 2008
          Noninterest expense for the three months ended September 30, 2009 was $9,040,000 compared to $8,382,000 for the three months ended September 30, 2008, resulting in a $658,000, or 7.9%, increase. Federal Deposit Insurance Corporation (FDIC) insurance assessment increased $383,000, other real estate expense increased $154,000, or 179.1%, and other expenses increased $128,000, or 13.3%. The increase in the FDIC insurance assessment is a result of higher rates in effect for the current year as well as the depletion of the Bank’s one-time FDIC assessment credit. The $154,000 increase in other real estate expense reflects expenses incurred on the maintenance and preparation for sale on the increase in foreclosed property. The $128,000 increase in other expenses was primarily due to a $178,000 donation of a foreclosed property.

Nine months Ended September 30, 2009 and 2008
          Noninterest expense for the nine months ended September 31, 2009 was $27,696,000 compared to $25,652,000 for the nine months ended September 30, 2008, resulting in a $2,044,000, or 8.0%, increase. Salary expense decreased $280,000, or 2.7%, FDIC insurance assessment increased $1,921,000, legal and professional fees increased $146,000, or 17.4%, and other real estate expense increased $145,000, or 33.7%. The $280,000 decrease in salary expense primarily reflects a $126,000 decrease in salaries, an $84,000 reduction in incentive compensation expense, and a $90,000 decrease in stock option compensation expense. The $1,921,000 increase in the FDIC insurance assessment is a result of higher regular and special assessment rates in effect for the current year as well as the depletion of the Bank’s one-time FDIC assessment credit. The FDIC has proposed to require all insured financial institutions to prepay their estimated risk-based assessments in the fourth quarter, for the fourth quarter of 2009 through 2012, in addition to the regular accrued third quarter assessment. However, no such assessment has been finally approved. If this proposal is approved, the payment of these assessments will be treated as a prepaid asset and amortized to expense over the future periods covered by the assessments. The increase in legal and professional fees consisted of a $210,000 increase in legal fees, $11,000 increase in examination expenses, offset by a $75,000 decrease in audit and consulting fees. The increase in legal fees was primarily due to researching the benefits of participating in the Capital Purchase Program and increased legal fees related to large foreclosed property. The $145,000 increase in other real estate expense reflects expenses incurred on the maintenance and preparation for sale on the increase in foreclosed property, including a $63,000 impairment charge on five of the properties.
Income Taxes
          Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 30.6% for the three months ended September 30, 2009 compared to 27.9% for the three months ended September 30, 2008. The effective tax rate during the third quarter of 2008 reflects the reduction of unrecognized tax benefits as a result of the expiration of the statute of limitations on our Company’s 2004 federal tax return. For the first nine months of 2009, income taxes as a percentage of earnings before income taxes was 31.2% compared to 30.1% for 2008.
Lending and Credit Management
          Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 79.0% of total assets as of September 30, 2009 compared to 77.8% as of December 31, 2008.
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

	September 30,		December 31,
(In thousands)	2009		2008
	Amount	%	Amount	%
Commercial, financial, and agricultural	$145,554	14.7%	$153,386	15.2%
Real estate Construction	114,439	12.9	129,639	12.8
Real estate Mortgage	697,187	70.2	692,530	68.6
Installment loans to individuals	36,272	3.7	33,548	3.3

Total loans	$993,452	100.0%	$1,009,103	100.0%

          Our Company’s loan portfolio decreased $15,651,000, or 1.6%, from December 31, 2008 to September 30, 2009. This decrease was a result of a decrease in commercial loans of $7,832,000, or 5.1%, a decrease in real estate construction loans of $15,200,000, or 11.7%, partially offset by an increase in real estate mortgage loans of $4,657,000, or 0.67%, and an increase in individual consumer loans of $2,724,000, or 8.1%. During the current down-turn in the economy, management continues to focus on the improvement of asset quality. Management has tightened underwriting standards and is focused on lending to credit worthy borrowers with the capacity to service the debts. Our growth in real estate mortgage loans was partially the result of loans moving from construction to amortizing loans, thus contributing to the decrease in our construction portfolio. In addition, the decrease in lending activities in the real estate construction market also reflects the slow down in the housing industry and residential construction industry as well as foreclosures on various residential construction properties. Construction lending will continue to be closely monitored.
          Our Company does not extend credit to sub-prime residential real estate markets. While much publicity has been directed at this market during recent years, our Company extends credit to its local community market through traditional mortgage products.
          Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At September 30, 2009 our Company was servicing approximately $258,000,000 of loans sold to the secondary market.
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
          Management along with senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed. On a monthly basis, the senior loan committee reviews and reports to the Board of Directors past due, “classified,” and “watch list” loans in order to classify or reclassify loans as “loans requiring attention,” “substandard,” “doubtful,” or “loss.” During this review, management also determines which loans should be considered “impaired.” Management follows the guidance provided in the FASB’s ASC, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. Once a loan has been identified as impaired management generally measures impairment based upon the fair value of the underlying collateral. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
Allowance for Loan Losses
          The provision for loan losses increased $454,000 or 11.5% to $4,404,000 for the nine months ended September 30, 2009 compared to $3,950,000 for the nine months ended September 30, 2008. The provision reflects the amounts management determined necessary to maintain the allowance for loan losses at a level that was adequate to cover probable losses in the loan portfolio. The allowance for loan losses totaled $13,928,000 or 1.4% of loans outstanding at September 30, 2009 compared to $12,667,000 or 1.2% of loans outstanding at December 31, 2008. The allowance for loan losses expressed as a percentage of nonperforming loans was 41.1% at September 30, 2009 and 50.9% at December 31, 2008.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Provision for loan losses	$1,250	$1,000	$4,404	$3,950

Net loan charge-offs:
Commercial, financial, and agricultural	157	2,351	417	3,141
Real estate — construction	427	23	1,277	115
Real estate — mortgage	371	335	1,269	398
Installment loans to individuals	72	66	180	222

Total net loan charge-offs	$1,027	$2,775	$3,143	$3,876

          The increased provision for loan losses was the result of an increase in the level of nonperforming loans. As shown in the table above, our Company experienced net loan charge-offs of $3,143,000 during the first nine months of 2009 and $3,876,000 during the first nine months of 2008.
          Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due, and restructured troubled loans totaled $33,876,000 or 3.41% of total loans at September 30, 2009 compared to $24,866,000 or 2.46% of total loans at December 31, 2008. The following table summarizes our Company’s nonperforming assets at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Nonaccrual loans:
Commercial, financial, and agricultural	$2,259	$2,071
Real estate — construction	11,745	10,347
Real estate — mortgage	15,724	7,850
Installment loans to individuals	139	119

Total nonaccrual loans	29,867	20,387

Loans contractually past — due 90 days or more and still accruing:
Commercial, financial, and agricultural	—	140
Real estate — construction	—	52
Real estate — mortgage	193	547
Installment loans to individuals	—	4

Total loans contractually past -due 90 days or more and still accruing	193	743
Troubled debt restructured loans	3,816	3,736

Total nonperforming loans	33,876	24,866
Other real estate and repossessions	11,578	7,828

Total nonperforming assets	$45,454	$32,694

Loans	$993,453	$1,009,103
Allowance for loan losses to loans	1.40%	1.26%
Nonperforming loans to loans	3.41%	2.46%
Allowance for loan losses to nonperforming loans	41.11%	50.94%
Nonperforming assets to loans and foreclosed assets	4.52%	3.21%

          It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibles of such principal; otherwise, such receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $1,152,000 and $807,000 for the nine months ended September

30, 2009 and 2008, respectively. Approximately $42,000 and $182,000 was recorded as interest income on such loans for the nine months ended September 30, 2009 and 2008, respectively.
          Total non-accrual loans at September 30, 2009 increased $9,480,000 from December 31, 2008. The increase resulted primarily from an increase of $1,398,000 in real estate construction non-accrual loans and an increase of $7,874,000 in real estate mortgage non-accrual loans. This increase primarily represents four commercial customers with balances totaling $10,603,000.
          Loans past due 90 days and still accruing interest decreased $550,000 from December 31, 2008 to September 30, 2009. Foreclosed real estate and other repossessions increased $3,750,000 to $11,578,000. At September 30, 2009, loans classified as troubled debt restructured loans (TDR) totaled $5,780,000, of which $1,964,000 was on non-accrual status and $3,816,000 was on accrual status. At December 31, 2008, loans classified as TDR totaled $3,736,000 were on accrual status. Our Company has experienced an increase in its loan delinquencies much like the rest of the banking industry as current economic conditions negatively impact our borrowers’ ability to keep their debt payments current.
The following table summarizes outstanding amounts of impaired loans as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Loans classified as impaired:
Impaired loans with reserves	$27,372	$18,482
Impaired loans without reserves	10,488	11,452

Total impaired loans *	$37,860	$29,934

Reserves for impaired loans	$5,251	$3,837
Average balance of impaired loans during the period	$33,344	$20,646

*	Total impaired loans includes $31,798,000 of nonperforming loans
          A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. Once a loan has been identified as impaired, management generally measures impairment based upon the fair value of the underlying collateral. In general, market prices for loans in our portfolio are not available, and we have found the fair value of the underlying collateral to be more readily available and reliable than discounting expected future cash flows to be received. Once the fair value of collateral has been determined and the impairment amount calculated, a specific reserve allocation is made. At September 30, 2009, $5,251,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $27,372,000. The balance of impaired loans with no specific loan loss allocation was approximately $10,488,000 at September 30, 2009, compared to $11,452,000 at December 31, 2008.
          As of September 30, 2009 and December 31, 2008 approximately $19,465,000 and $13,389,000, respectively, of loans not included in the table above have been classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $6,076,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems as well as some deterioration in collateral value. Management elected to allocate non-specific reserves to these credits based upon the inherent risk present. This increase in reserves was the result of our Company’s internal loan review process which assesses credit risk.
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
          At September 30, 2009, management allocated $13,043,000 of the $13,927,000 total allowance for loan losses to specific loans and loan categories and $884,000 was unallocated. At December 31, 2008, management allocated $11,163,000 of the $12,666,000 total allowance for loan losses to specific loans and loan categories and $1,503,000 was unallocated. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the September 30, 2009 allowance for loan losses is adequate.
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
Financial Condition
          Total assets decreased $39,471,000 or 3.1% to $1,240,228,000 at September 30, 2009 compared to $1,279,699,000 at December 31, 2008. Earning assets at September 30, 2009 were $1,166,173,000 and consisted of 85.2% in loans and 13.6% in available for sale investment securities, compared to 84.2% and 12.5%, respectively at December 31, 2008. Total liabilities decreased $41,544,000 or 3.5% to $1,131,736,000 compared to $1,173,280,000 at December 31, 2008. Stockholders’ equity increased $2,073,000 or 1.9% to $108,491,000 compared to $106,418,000 at December 31, 2008.
          As described in further detail in the “Lending and Credit Management” section above, during the first nine months of 2009, total period end loans decreased $15,651,000 to $993,452,000 at September 30, 2009 compared to $1,009,103,000 at December 31, 2008. This decrease was primarily the result of a $7,832,000 decrease in commercial loans, a $15,200,000 decrease in real estate construction loans, partially offset by a $4,657,000 increase in real estate mortgage loans, and a $2,724,000 increase in consumer loans.
          Investment in debt securities classified as available-for-sale, excluding fair value adjustments, increased $8,698,000 or 6.0% to $154,719,000 at September 30, 2009 compared to $146,021,000 at December 31, 2008. The net increase consisted of an increase in mortgage-backed securities totaling $19,275,000, offset by a $7,348,000 and $3,230,000 reduction in federal agency securities and municipal obligations, respectively. Investment in equity securities of $8,875,000 did not change from December 31, 2008 to September 30, 2009.
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
          Total deposits increased $12,838,000 or 1.3% to $968,135,000 at September 30, 2009 compared to $955,296,000 at December 31, 2008. The increase is primarily a result of an increase in public fund deposits.

          Federal funds purchased and securities sold under agreements to repurchase increased $3,236,000 or 11.1% to $32,374,000 at September 30, 2009 compared to $29,139,000 at December 31, 2008. The increase is due to an increase in public funds.
          Other borrowed money decreased $57,576,000 or 44.6% to $71,481,000 at September 30, 2009 compared to $129,057,000 at December 31, 2008. The decrease reflects the repayment of Federal Home Loan Bank advances. There were no new Federal Home Loan Bank advances during the first nine months of 2009.
          Stockholders’ equity increased $2,073,000 or 1.9% to $108,491,000 at September 30, 2009 compared to $106,418,000 at December 31, 2008. The increase in stockholders’ equity reflects net income of $4,168,000 less cash dividends declared of $2,788,000, a $558,000 change in unrealized holding gains, net of taxes, on investment in debt securities available-for-sale, $36,000 amortization of prior service cost for defined benefit plan, and a $99,000 increase, net of taxes, related to stock option compensation expense.
No material changes in our Company’s liquidity or capital resources have occurred since September 30, 2009.
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
          Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008

Liquid assets:
Federal funds sold	$106	$104
Federal Reserve — excess reserves	4,702	31,099
Available for sale investments securities	159,014	149,401

Total	$163,822	$180,604

          Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $159,014,000 at September 30, 2009 and included an unrealized net gain of $4,294,000. The portfolio includes maturities of approximately $17,262,000 with an additional $10,334,000 callable over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base. Our Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank.

At September 30, 2009, total investment securities pledged for these purposes were as follows:

September 30,
(dollars in thousands)	2009

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,575
Repurchase agreements	38,427
Other Deposits	103,666

Total pledged, at fair value	$145,668

          At September 30, 2009, our Company’s unpledged securities in the available for sale portfolio totaled approximately $13,346,000.
          Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At September 30, 2009, such deposits totaled $484,022,000 and represented 50.0% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $484,113,000 at September 30, 2009. These accounts are normally considered more volatile and higher costing representing 50.0% of total deposits at September 30, 2009.

	September 30,	December 31,
(dollars in thousands)	2009	2008

Core deposit base:
Non-interest bearing demand	$126,117	$125,245
Interest checking	133,143	123,289
Savings and money market	224,762	219,338

Total	$484,022	$467,872

          Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008

Borrowings:
Securities sold under agreements to repurchase	$32,375	$29,139
FHLB advances	71,481	129,057
Subordinated notes	49,486	49,486

Total	$153,342	$207,682

          Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of September 30, 2009, under agreements with these unaffiliated banks, the Bank may borrow up to $35,000,000 in federal funds on an unsecured basis and $15,490,000 on a secured basis. There were no federal funds purchased outstanding at September 30, 2009. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At September 30, 2009 there was $30,375,000 in repurchase agreements and $2,000,000 in a term repurchase agreement due December 2009. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at the current quarter end. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2009, the Bank had $71,481,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

          Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at September 30, 2009:

	September 30, 2009
		Federal
(dollars in thousands)	FHLB	Reserve	Other

Collateral value pledged	$310,106	$3,435	$12,055
Advances outstanding	(71,481)	—	—
Letters of credit issued	(100)	—	—

Total	$238,525	$3,435	$12,055

Sources and Uses of Funds
          Cash and cash equivalents were $21,940,000 at September 30, 2009 compared to $53,827,000 at December 31, 2008. The $31,887,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2009. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $13,002,000 during the first nine months of 2009. Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $204,000. The cash outflow primarily consisted of purchases of $110,865,000 of investment securities offset by a $6,768,000 decrease in the loan portfolio, $101,801,000 in proceeds from maturities, calls, and pay-downs of investment securities, and $1,930,000 in proceeds from sales of other real estate owned and repossessions. Financing activities used total cash of $44,686,000, resulting primarily from $57,576,000 repayment of FHLB advances offset by $12,838,000 increase in deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2009.
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
          Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of September 30, 2009 and December 31, 2008, our Company and our Bank each meet all capital adequacy requirements to which they are subject.

          The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2009
Total capital (to risk-weighted assets):
Company	$165,829	16.50%	$80,420	8.00%	—	—
Hawthorn Bank	132,908	13.46	79,024	8.00	$98,780	10.00%

Tier I capital (to risk-weighted assets):
Company	$140,867	14.01	$40,210	4.00%	—	—
Hawthorn Bank	120,547	12.20	39,512	4.00	$59,268	6.00%

Tier I capital (to adjusted average assets):
Company	$140,867	11.24	$37,601	3.00%	—	—
Hawthorn Bank	120,547	9.79	36,948	3.00	$61,579	5.00%

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk-weighted assets):
Company	$163,949	16.01%	$81,912	8.00%	—	—
Hawthorn Bank	125,510	12.35	81,310	8.00	$101,638	10.00%

Tier I capital (to risk-weighted assets):
Company	$138,756	13.55	$40,956	4.00%	—	—
Hawthorn Bank	113,158	11.13	40,655	4.00	$60,983	6.00%

Tier I capital (to adjusted average assets):
Company	$138,756	10.80	$38,543	3.00%	—	—
Hawthorn Bank	113,158	8.82	38,497	3.00	$64,162	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the period ended September 30, 2009, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.
          The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2009:

						Over
						5 years or
						no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total

ASSETS
Investment securities	$37,957	$6,886	$9,004	$17,282	$12,982	$83,778	$167,889
Interest-bearing deposits	4,726	—	—	—	—	—	4,726
Federal funds sold and securities purchased under agreements to resell	106	—	—	—	—	—	106
Loans	527,964	148,264	131,008	103,899	45,616	36,701	993,452

Total	$570,753	$155,150	$140,012	$121,181	$58,598	$120,479	$1,166,173

LIABILITIES

Savings, Now deposits	$—	$—	$124,768	$—	$—	$—	$124,768
Rewards checking, Super Now, money market deposits	233,580	—	—	—	—	—	233,580
Time deposits	349,414	76,707	27,210	28,236	2,097	6	483,670
Federal funds purchased and securities sold under agreements to repurchase	32,375	—	—	—	—	—	32,375
Subordinated notes	49,486	—	—	—	—	—	49,486
Other borrowed money	27,352	43,689	305	135	—	—	71,481

Total	$692,207	$120,396	$152,283	$28,371	$2,097	$6	$995,360

Interest-sensitivity GAP
Periodic GAP	$(121,454)	$34,754	$(12,271)	$92,810	$56,501	$120,473	$170,813

Cumulative GAP	$(121,454)	$(86,700)	$(98,971)	$(6,161)	$50,340	$170,813	$170,813

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.82	1.29	0.92	4.27	27.94	NM	1.17
Cumulative GAP	0.82	0.89	0.90	0.99	1.05	1.17	1.17

Item 4. Controls and Procedures
          Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of September 30, 2009. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
          There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Impact of New Accounting Standards
          In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM, or Codification, became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission, or SEC, under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The interim disclosures required by this new guidance are reported in the notes to our Company’s consolidated financial statements.
          In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial statements, which became effective for interim periods ending after June 15, 2009. The new guidance requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Under this guidance, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, a publicly traded company must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The interim disclosures required by this new guidance are reported in the notes to our Company’s consolidated financial statements.
          In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, which is effective for interim and fiscal years ending after June 15, 2009. The new requirement provides additional guidance for estimating fair value when there is no active market or where the price inputs being used represent distressed sales. Our Company follows the new requirements provided by this authoritative guidance which did not have a material effect on our consolidated financial statements or the disclosures presented in our consolidated financial statements.
          In April 2009, the FASB issued authoritative guidance on recognition and presentation of other-than-temporary impairment, which became effective for periods ending after June 15, 2009. This new guidance modifies the requirements for recognizing other than temporary impairment on debt securities and significantly changes the impairment model for such securities. Under this guidance, a security is considered to be other than temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more likely than not will be required, to sell the security before recovery of the security’s amortized cost basis. If an other than temporary impairment exists, the charge to earnings is limited to the amount of credit loss. If the investor does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of this position, an entity reclassifies from retained earnings to other comprehensive income the non-credit portion of an other than temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis. This new guidance also modifies the presentation of other than temporary impairment losses and increases related to disclosure requirements. Our Company follows the requirements under this new guidance, which did not have a material effect on our consolidated financial statements or the disclosures presented in our consolidated financial statements.
          In May 2009, the FASB issued authoritative guidance for disclosing subsequent events, which became effective for interim and annual periods ending after June 15, 2009. The new guidance was issued to establish standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, making management directly responsible for subsequent-events accounting and disclosure. The new requirement sets forth: (a) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The interim disclosures required by this new guidance are reported in our consolidated financial statements and the notes to our Company’s consolidated financial statements.
          In August 2009, FASB issued Accounting Standards Update, ASU, 2009-05, which amends Fair Value Measurements and Disclosures, overall. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. the quoted price of the identical liability when traded as an asset, b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with this standard, such as income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement dated that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This ASU is effective for the first reporting period beginning after issuance. Our Company follows the requirements provided by this authoritative guidance which did not have a material effect on our consolidated financial statements or the disclosures presented in our consolidated financial statements.
Impact of New Accounting Standards not yet Adopted
          In December 2008, FASB issued authoritative guidance on employers’ disclosures about postretirement benefit plan assets, which is effective for fiscal years ending after December 15, 2009. The new requirement will require more detailed disclosures regarding defined benefit pension plan assets including investment policies and strategies, major categories of plan assets, valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. Upon initial application, the provisions of this new requirement are not required for earlier periods that are presented for comparative purposes. Our Company is currently evaluating the disclosure requirements of this new position.
          In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets. The new guidance requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This is effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. Our Company is currently evaluating the requirements of the new guidance, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.

          In June 2009, the FASB issued authoritative guidance which amends how a company determines when a variable interest entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated, and requires additional disclosures about involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the company’s financial statements. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new requirements are effective for the annual period beginning after November 15, 2009 and for interim periods within the first annual reporting period. Our Company is currently evaluating the requirements of the new guidance, which are not expected to significantly impact our consolidated financial statements or the disclosures that will be presented in our consolidated financial statements.

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

Date	HAWTHORN BANCSHARES, INC.
/s/ James E. Smith
November 9, 2009	James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

/s/ Richard G. Rose
November 9, 2009	Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
September 30, 2009 Form 10-Q

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