Form 10-K
period 2009-12-31
HAWTHORN BANCSHARES, INC.
filed 2010-03-15
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-23636
HAWTHORN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of	43-1626350 (I.R.S. Employer Identification No.)
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
Common Stock, par value $1.00 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 3,661,955 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $9.90 closing price of such common equity on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $36,253,351. Aggregate market value excludes an aggregate of 474,540 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 3, 2010, the registrant had 4,463,813 shares of common stock, par value $1.00 per share, issued and 4,301,955 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2009 Annual Report to Shareholders — Part II and (2) definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A — Part III.

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
     Hawthorn Bank. Hawthorn Bank was founded in 1932 as a Missouri bank and converted to a Missouri trust company on August 16, 1989. However, its predecessors trace their lineage back to the founding of Exchange National Bank in 1865. Hawthorn Bank has 24 banking offices, including its principal office at 132 East High Street in Jefferson City’s central business district. See “Item 2. Properties”.
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
     Hawthorn Real Estate. Hawthorn Real Estate, LLC, was formed in December 2008 in order to purchase and hold various nonperforming assets of Hawthorn Bank. The purpose for holding these nonperforming assets in Hawthorn Real Estate is to allow for the orderly disposition of these assets and strengthen Hawthorn Bank’s financial position.
Employees
     As of December 31, 2009, Hawthorn and its subsidiaries had approximately 311 full-time and 74 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.
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

     Our Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Clinton, Lee’s Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Henry, Cass, Benton and Greene counties of Missouri. Hawthorn Bank’s principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the thirteen banks within Cole county, the largest (in terms of deposits) of the nine banks within Henry county, the second largest (in terms of deposits) of the eighteen banks within Cass county, and the largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank’s trust services is from other commercial banks, including those of the Kansas City metropolitan area.
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

     On December 31, 2009, Hawthorn was in compliance with all of the FRB’s capital adequacy guidelines. Hawthorn’s capital ratios on December 31, 2009 are shown below:

	Tier 1 Risk-Based	Total Risk-Based
Leverage Ratio	Capital Ratio	Capital Ratio
(3% minimum requirement)	(4% minimum requirement)	(8% minimum requirement)
11.35%	14.01%	16.49%
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
     On December 31, 2009, our Bank was classified as “well-capitalized,” which is required for Hawthorn to remain a financial holding company. The capital ratios and classifications of our Bank as of December 31, 2009 are shown on the following chart.

	Tier 1 Risk-Based	Total Risk-Based
Leverage Ratio	Capital Ratio	Capital Ratio
(5% minimum requirement)	(6% minimum requirement)	(10% minimum requirement)
10.04%	12.36%	13.62%
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
     Payment of Dividends. Our Bank is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. Our Bank will be required to receive regulatory approval prior to paying dividends to our Company until such time as the Bank’s unappropriated retained earnings balance is restored to a positive balance. In addition to the above limitations, our ability to pay dividends on our common stock is limited by our participation in the U.S. Treasury’s Capital Purchase Program (or CPP). Prior to December 19, 2011, unless we have redeemed the Series A preferred stock issued to the U.S. Treasury in the CPP or the U.S. Treasury has transferred the Series A preferred stock to a third party, we must receive the consent of the U.S. Treasury before we can pay quarterly dividends on our common stock of more than $0.20 per share. Furthermore, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock.
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
     Other Banking Activities. The investments and activities of our Bank are also subject to regulation by federal and state banking agencies regarding, among other things, investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.
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
     The Sarbanes-Oxley Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan blackout periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. Management has taken various measures to comply with the requirements of the Sarbanes-Oxley Act.
     Future Legislation. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the United States Congress. On December 11, 2009, the United States House of Representatives passed a bill that would create an inter-agency council to police systemic risk in the economy, crack down on hedge funds and credit rating agencies, set up a financial consumer watchdog agency, and expose Federal Reserve monetary policy to unprecedented congressional scrutiny, among other reforms. On January 22, 2009, President Barack Obama announced his proposal to limit the size of the nation’s largest commercial banks and reduce the risks they take in complex and exotic investments by prohibiting such banks from engaging in proprietary trading. The United States Senate is also considering similar financial services reform. While the final form of any such legislation is impossible to predict, it seems likely that some form of financial services legislation will be passed in the near future. This, and any other similar, legislation may change banking statutes and the operating environment of Hawthorn in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Hawthorn cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on Hawthorn’s business, results of operations or financial condition.
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
     Because We Primarily Serve Central And West Central Missouri, A Decline In The Local Economic Conditions Could Lower Our Profitability. The profitability of Hawthorn is dependent on the profitability of its banking subsidiary, which operates out of central and west central Missouri. The financial condition of this bank is affected by fluctuations in the economic conditions prevailing in the portion of Missouri in which its operations are located. Accordingly, the financial conditions of both Hawthorn and its banking subsidiary would be adversely affected by deterioration in the general economic and real estate climate in Missouri.
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
     Interest Rate Changes May Reduce Our Profitability And Our Banking Subsidiary’s. The primary source of earnings for Hawthorn’s banking subsidiary is net interest income. To be profitable, our Bank has to earn more money in interest and fees on loans and other interest-earning assets than it pays as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, as has already happened on several occasions in recent years, including in 2008, the amount of interest our Bank earn on loans and investment securities may decrease more rapidly than the amount of interest our Bank has to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Hawthorn and its banking subsidiary.
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
     Our Profitability Depends On Our Bank’s Asset Quality And Lending Risks. Success in the banking industry largely depends on the quality of loans and other assets. The loan officers of Hawthorn’s banking subsidiary are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. For example, recent reviews by our credit officer identified areas of concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration. Our Bank’s failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary. There is a degree of credit risk associated with any lending activity. Our Bank attempts to minimize its credit risk through loan diversification. Although our Bank’s loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri area and the level of non-performing assets is heavily dependent upon local conditions. There can be no assurance that the level of our Bank’s non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.
     Our Provision For Probable Loan Losses May Need To Be Increased. Hawthorn’s banking subsidiary makes a provision for loan losses based upon management’s estimate of probable losses in the loan portfolio and its consideration of prevailing economic conditions. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. Our Bank may need to increase the provision for loan losses through additional provisions in the future if, among other things, the financial condition of any of its borrowers deteriorates, if its borrower fails to perform its obligations to it, or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review our Bank’s loan portfolio, provision for loan losses, and real estate acquired by foreclosure. Such agencies may require our Bank to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provision for probable loan losses, whether required as a result of regulatory review or initiated by Hawthorn itself, may materially alter the financial outlook of Hawthorn and its banking subsidiary and may have a material adverse effect on our financial condition and results of operations.
     The Continuation Of Adverse Market Conditions In The U.S. Economy And The Markets In Which We Operate Could Adversely Impact Our Business. Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2009 and in the first quarter of 2010. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.
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
     The FDIC’s Increases In Deposit Insurance Premiums and Ability to Levy Special Assessments Will Increase Our Non-Interest Expense And May Reduce Our Profitability. In response to the recent failures of FDIC-insured institutions and the expectation that the rate of institution failures will continue to be high in the next several years, in 2008 the FDIC adopted a plan to restore the Deposit Insurance Fund. On April 1, 2009, the range of initial base assessment rates was increased from 12 to 45 basis points depending on an institution’s risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. The FDIC also introduced three possible adjustments to an institution’s initial base assessment rate: (1) a decrease of up to 5 basis points for long-term unsecured and subordinated debt (excluding debt guaranteed under the Temporary Liquidity Program), (2) an increase of up to 50% for secured liabilities in excess of 25% of domestic deposits, and (3) for certain higher risk institutions, up to a 10 basis point increase if brokered deposits are in excess of 10% of domestic deposits. In October 2009, the FDIC adopted a uniform 3 basis point increase in assessment rates effective January 1, 2011. On a semi-annual basis, the FDIC will update its loss and income projections for the Deposit Insurance Fund and, if necessary, impose further increases to assessment rates. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary.
     The increased deposit insurance premiums and the possible emergency special assessments are expected to significantly increase our non-interest expense and may adversely affect our profitability.
     Our Participation In The FDIC’s Temporary Liquidity Guaranty Program Would Increase Our Non-Interest Expense And Decrease Net Income. In October 2008, the FDIC implemented the Temporary Liquidity Guaranty Program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. One aspect of the Temporary Liquidity Guaranty Program is that the FDIC will, until June 30, 2010, fully guarantee all funds held in noninterest-bearing transaction deposit accounts (which includes all IOLTAs and functionally equivalent accounts, as well as negotiable order of withdrawal accounts with an interest rate of .50 percent or less). In exchange for this guarantee, the FDIC collects an annual surcharge to noninterest-bearing transaction deposit amounts over $250,000. As currently applied to our Bank, the annual surcharge will be 15 basis points, but the surcharge could be as much as 25 basis points if our Bank’s risk category changes during the year. As a result of Hawthorn’s participation in transaction account guaranty program, the associated surcharge will increase our non-interest expense and may adversely affect our profitability.
     Due To Our Participation In The Treasury’s Capital Purchase Program, We Are Subject To Several Restrictions Including Restrictions On Our Ability To Declare Or Pay Dividends And Repurchase Our Shares. In December 2008, we elected to participate in the Treasury’s Capital Purchase Program by issuing and selling to the Treasury shares of our Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to purchase shares of our common stock. As a result of this participation, our ability to declare or pay dividends on our common stock is limited. Specifically, until December 19, 2011 we will not be permitted to increase dividends on our common stock without the Treasury’s approval unless the preferred stock issued to the Treasury has been redeemed or transferred. Further, we will not be able to declare dividends payments on common, junior preferred or pari passu shares if we are in arrears on the dividends on the preferred stock issued to the Treasury. In addition, our ability to repurchase our common stock and other securities is restricted. The Treasury’s consent generally will be required for us to repurchase any of our common stock or other securities until December 19, 2011 unless the preferred stock issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu shares may not be repurchased if we are in arrears on the dividends payable to the Treasury on the preferred stock.
     The Failure Of Our Bank To Restore Unappropriated Retained Earnings To A Positive Balance Or Receive Regulatory Approval To Pay Dividends Could Impair Our Company’s Liquidity And Ability To Pay Dividends. As a result of an impairment of goodwill in 2008, our Bank had an accumulated deficit at December 31, 2008 and 2009. Our Bank will therefore be required to receive regulatory approval prior to paying dividends to our Company until such time as our Bank’s unappropriated retained earnings is restored to a positive balance. If our Bank is unable to receive such regulatory approval, it will impair our liquidity and we may not be able to pay dividends on our common stock.
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
     On December 11, 2009, the United States House of Representatives passed a bill that would create an inter-agency council to police systemic risk in the economy, crack down on hedge funds and credit rating agencies, set up a financial consumer watchdog agency, and expose Federal Reserve monetary policy to unprecedented congressional scrutiny, among other reforms. On January 22, 2009, President Barack Obama announced his proposal to limit the size of the nation’s largest commercial banks and reduce the risks they take in complex and exotic investments by prohibiting proprietary trading. The United States Senate is also considering similar financial services reform. While the final form of any such legislation is impossible to predict, it seems likely that some form of financial services legislation will be passed in the near future. Although it is unclear what, if any, additional legislation will be enacted into law or rules will be issued, certain laws or rules may be enacted that could restrict our operations or increase governmental oversight of our business.
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
     These, and other future changes in the banking laws and regulations, could have a material adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.
     Our Success Largely Depends On The Efforts Of Our Executive Officers. The success of Hawthorn and its banking subsidiary has been largely dependent on the efforts of James Smith, Chairman and CEO and David Turner, President and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Messrs. Smith or Turner, or any of the other key executive officers could have a materially adverse effect on Hawthorn and its subsidiary bank.
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
The table below provides a list of our Bank’s facilities.

			Net Book Value at
	Approximate Square		December 31, 2009
Location	Footage	Owned or Leased	(in thousands)
8127 East 171st Street, Belton, MO	13,000	Owned	$2,370
4675 Gretna Road, Branson, MO	11,000	Owned	$1,634
1000 West Buchanan Street, California, MO	2,270	Owned	$452
102 North Second Street, Clinton, MO	11,524	Owned	$1,725
1400 East Ohio Street, Clinton, MO	13,551	Owned	$3,484
1712 East Ohio Street, Clinton, MO (inside a Wal-Mart store)	600	Leased (1)	N/A
1101 North Highway 13,Collins, MO	1,500	Owned	$27
1110 Club Village Drive, Columbia, MO	5,000	Owned	$1,761
115 South 2nd Street, Drexel, MO	4,000	Owned	$285
100 Plaza Drive, Harrisonville, MO	4,000	Owned	$320
17430 East 39th Street, Independence, MO	4,070	Owned	$764
220 West White Oak, Independence, MO	1,800	Owned	$103
132 East High Street, Jefferson City, MO	34,800	Owned	$3,772
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned	$360
211 West Dunklin Street, Jefferson City, MO	2,400	Owned	$13
800 Eastland Drive, Jefferson City, MO	4,100	Owned	$836
300 S.W. Longview Blvd, Lee’s Summit, MO	11,700	Owned	$2,443
335 Chestnut, Osceola, MO	1,580	Owned	$62
500 North Mott Drive, # 103C, Raymore, MO (in the Foxwood Springs Seniors Center)	462	Leased (2)	N/A
595 VFW Memorial Drive, St. Robert, MO	2,236	Owned	$49
321 West Battlefield, Springfield, MO	12,500 (3)	Owned	$682
200 West Main Street, Warsaw, MO	8,900	Owned	$178
1891 Commercial Drive, Warsaw, MO	11,000	Owned	$1,907
125 South Main, Windsor, MO	3,600	Owned	$324

(1)	The term of this lease began in January 1999 and ends in January 2014.

(2)	The term of this lease can be terminated at any time upon thirty days notice.

(3)	Of the 12,500 square feet of space, 6,600 square feet of space is leased to a non-affiliate.
     Management believes that the condition of each of our Bank’s facilities presently is adequate for its business and that such facilities are adequately covered by insurance.
Item 3. Legal Proceedings.
     None of Hawthorn or its subsidiaries is involved in any material pending legal proceedings, other than routine litigation incidental to their business.
Item 4. (Removed and Reserved).
EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive officers of our Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
James E. Smith	65	Chairman, Chief Executive Officer and Director
David T. Turner	53	President and Director
Richard G. Rose	58	Chief Financial Officer
Kathleen L. Bruegenhemke	44	Senior Vice President and Secretary
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in our Company’s 2009 Annual Report to Shareholders.
     We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.
Our Purchases of Equity Securities
     The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2009:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs *

October 1-31, 2009	—	—	—	$333,038
November 1-30, 2009	—	—	—	$333,038
December 1-31, 2009	—	—	—	$333,038
Total	—	—	—	$333,038

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our board of directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions. As a result of our participation in the U.S. Treasury’s Capital Purchase Program, however, our ability to redeem, purchase or acquire any shares of our common stock is limited. Specifically, until December 19, 2011 we will not be permitted to redeem, purchase or acquire any shares of our common stock without the Treasury’s approval unless the shares of our Fixed Rate Cumulative Perpetual Preferred Stock issued to the Treasury have been redeemed or transferred. Further, we will not be able to redeem, purchase or acquire any shares of our common stock if we are in arrears in the payment of dividends on the preferred stock issued to the Treasury.

Recent Issuance of Securities
     None.
Item 6. Selected Financial Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Selected Consolidated Financial Data” in our Company’s 2009 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Company’s 2009 Annual Report to Shareholders.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our Company’s exposure to market risk is reviewed on a regular basis by our Bank’s asset/liability committee and board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank’s management include the standard GAP report subject to different rate shock scenarios. At December 31, 2009, the rate shock scenario models indicated that annual net interest income could change by as much as (18.6)% to 22.3% should interest rates rise or fall within 300 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:
(i)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity” in our Company’s 2009 Annual Report to Shareholders; and

(ii)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in our Company’s 2009 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in our Company’s 2009 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls Over Financial Reporting.
Management’s Report on Internal Control Over Financial Reporting.
     Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Controls.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hawthorn Bancshares, Inc.:
     We have audited Hawthorn Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control —Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 15, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s / KPMG LLP
St. Louis, Missouri
March 15, 2010
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
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
Item 11. Executive Compensation.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Executive Compensation and Related Matters” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans
     Our Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2009:

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in column
Plan category	and rights		and rights	(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	275,966	*	$25.07	594,333	**
Equity compensation plans not approved by security holders	-0-		-0-	-0-

Total	275,966	*	$25.07	594,333	**

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company’s incentive stock option plan.

**	Consists of 178,333 shares available for future issuance under our Company’s incentive stock option plan and 416,000 shares available for future issuance under our Company’s 2007 omnibus incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Related Party Transactions” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

     The following consolidated financial statements of our Company and reports of our Company’s independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2009 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:
     Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.
3.	Exhibits:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value Common Stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.1	Employment Agreement, dated November 3, 1997, between our Company and James E. Smith (filed as Exhibit 10.4 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).*

10.2	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

Exhibit No.	Description
10.3	Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to our Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

10.4	Letter Agreement dated December 19, 2008 by and between our Company and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms (filed as Exhibit 10.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.5	Form of Waiver of our Company’s Senior Executive Officers (filed as Exhibit 10.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

10.6	Form of Letter Agreement between our Company’s Senior Executive Officers and our Company (filed as Exhibit 10.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

10.7	Form of Letter Agreement entered into between our Company and certain officers and employees of our Company, including our Company’s senior executive officers.

10.8	Our Company’s 2007 Omnibus Incentive Plan.

13	Our Company’s 2009 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of our Company (filed as Exhibit 14 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

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

HAWTHORN BANCSHARES, INC.
Dated: March 15, 2010	By:	/s/ James E. Smith
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

Date	Signature and Title

March 15, 2010	/s/ James E. Smith
James E. Smith, Chairman of the Board and Chief
Executive Officer (Principal Executive Officer)

March 15, 2010	/s/ Richard G. Rose
Richard G. Rose, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 15, 2010	/s/ David T. Turner
David T. Turner, Director

March 15, 2010	/s/ Charles G. Dudenhoeffer, Jr.
Charles G. Dudenhoeffer, Jr., Director

March 15, 2010	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 15, 2010	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 15, 2010	/s/ Gus S. Wetzel, II
Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.
10.7	Form of Letter Agreement entered into between our Company and certain officers and employees of our Company, including our Company’s senior executive officers.

10.8	Our Company’s 2007 Omnibus Incentive Plan.

13	Our Company’s 2009 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”).

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”).