Form 10-K/A
period 2009-12-31
HAWTHORN BANCSHARES, INC.
filed 2010-04-02
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     This amendment on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 15, 2010, and is being filed for the sole purpose of correcting a typographical error made on the cover page of that Annual Report on Form 10-K. In the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, a check mark was incorrectly applied to the box identifying the registrant as an “accelerated filer.” The registrant actually is a “non-accelerated filer.” On the cover page to this amendment on Form 10-K/A, a check mark has been applied to the appropriate box to identify the registrant as a “non-accelerated filer.”
     This amendment on Form 10-K/A is not intended to revise any other information presented in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed and all such other information in the original filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date. This amendment speaks as of the date of the registrant’s original Annual Report on Form 10-K for the year ended December 31, 2009, except for certain certifications, which speak as of their respective dates and the filing date of this amendment. This amendment should be read in conjunction with the registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K for the year ended December 31, 2009, including any amendments to those filings.

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.
Dated: April 2, 2010	By	/s/ James E. Smith
James E. Smith, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

April 2, 2010	/s/ James E. Smith James E. Smith, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 2, 2010	/s/ Richard G. Rose Richard G. Rose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 2, 2010	/s/ David T. Turner David T. Turner, Director

April 2, 2010	/s/ Charles G. Dudenhoeffer, Jr. Charles G. Dudenhoeffer, Jr., Director

April 2, 2010	/s/ Philip D. Freeman Philip D. Freeman, Director

April 2, 2010	/s/ Kevin L. Riley Kevin L. Riley, Director

April 2, 2010	/s/ Gus S. Wetzel, II Gus S. Wetzel, II, Director

3

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

4