Form 10-Q
period 2010-03-31
HAWTHORN BANCSHARES, INC.
filed 2010-05-17
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-23636
HAWTHORN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1626350
(State or other jurisdiction of of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Southwest Longview Boulevard, Lee’s Summit, Missouri 64081
(Address of principal executive offices)                (Zip Code)
(816) 347-8100
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
As of May 17, 2010 the registrant had 4,301,955 shares of common stock, par value $1.00 per share, outstanding.
Index to Exhibits located on page 39

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009

ASSETS

Loans	$974,187,039	$991,614,007
Allowances for loan losses	(14,657,622)	(14,796,549)

Net loans	959,529,417	976,817,458

Investment in available - for - sale securities, at fair value	159,048,121	152,926,685
Federal funds sold and securities purchased under agreements to resell	225,016	89,752
Cash and due from banks	58,649,312	24,575,943
Premises and equipment - net	38,251,680	38,623,293
Other real estate owned and repossessed assets	11,368,113	8,490,914
Accrued interest receivable	6,015,006	6,625,557
Mortgage servicing rights	2,000,456	2,020,964
Intangible assets - net	1,353,467	1,503,986
Cash surrender value - life insurance	1,948,654	1,929,910
Other assets	22,021,603	22,866,092

Total assets	$1,260,410,845	$1,236,470,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non - interest bearing demand	$130,856,351	$135,017,639
Savings, interest checking and money market	402,042,287	354,284,004
Time deposits $100,000 and over	133,904,306	137,860,435
Other time deposits	322,992,318	329,160,719

Total deposits	989,795,262	956,322,797

Federal funds purchased and securities sold under agreements to repurchase	32,107,860	36,645,434
Subordinated notes	49,486,000	49,486,000
Other borrowed money	74,128,083	79,317,302
Accrued interest payable	2,336,292	2,438,121
Other liabilities	5,006,326	4,489,617

Total liabilities	1,152,859,823	1,128,699,271

Stockholders’ equity:
Preferred stock, $1,000 par value Authorized and issued 30,255 shares	28,483,887	28,364,768
Common stock, $1 par value Authorized 15,000,000 shares; issued 4,463,813 shares	4,463,813	4,463,813
Surplus	26,999,926	26,970,745
Retained earnings	50,099,798	50,576,551
Accumulated other comprehensive income, net of tax	1,020,416	912,224
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	107,551,022	107,771,283

Total liabilities and stockholders’ equity	$1,260,410,845	$1,236,470,554

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

INTEREST INCOME
Interest and fees on loans	$13,418,476	$14,444,026
Interest on debt securities:
Taxable	1,063,979	1,162,507
Nontaxable	326,202	393,616
Interest on federal funds sold and securities purchased under agreements to resell	36	150
Interest on interest - bearing deposits	13,631	14,392
Dividends on other securities	50,697	19,559

Total interest income	14,873,021	16,034,250

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	630,753	949,950
Time deposit accounts $100,000 and over	711,382	1,080,246
Other time deposit accounts	1,998,651	2,939,881
Interest on federal funds purchased and securities sold under agreements to repurchase	20,540	22,487
Interest on subordinated notes	524,300	662,046
Interest on other borrowed money	676,361	849,183

Total interest expense	4,561,987	6,503,793

Net interest income	10,311,034	9,530,457
Provision for loan losses	2,505,000	1,750,000

Net interest income after provision for loan losses	7,806,034	7,780,457

NON - INTEREST INCOME
Service charges on deposit accounts	1,296,088	1,377,799
Trust department income	178,862	201,647
Gain on sale of mortgage loans, net	224,573	1,020,971
Other	305,933	164,351

Total non - interest income	2,005,456	2,764,768

NON - INTEREST EXPENSE
Salaries and employee benefits	4,657,121	4,362,282
Occupancy expense, net	621,672	608,277
Furniture and equipment expense	492,039	563,658
FDIC insurance assessment	410,178	680,781
Legal, examination, and professional fees	247,290	360,870
Advertising and promotion	278,189	281,271
Postage, printing, and supplies	288,166	284,470
Processing expense	850,365	854,748
Other real estate expense	506,455	164,317
Other	779,271	834,058

Total non - interest expense	9,130,746	8,994,732

Income before income taxes	680,744	1,550,493
Less income taxes	186,976	493,862

Net income	493,768	1,056,631
Preferred stock dividends	369,783	373,985
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	$4,866	$563,527

Basic earnings per share	$0.00	$0.13
Diluted earnings per share	$0.00	$0.13

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$493,768	$1,056,631
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,505,000	1,750,000
Depreciation expense	506,615	525,900
Net amortization of debt securities, premiums, and discounts	160,499	84,597
Amortization of intangible assets	150,519	168,543
Stock based compensation expense	29,181	37,803
(Gain) loss on sales and dispositions of premises and equipment	(104)	3,513
Other real estate owned impairment charges	62,690	815,574
Decrease (increase) in deferred tax asset, net	7,667	(55,965)
Decrease in accrued interest receivable	610,551	480,220
Increase in cash surrender value - life insurance	(18,744)	(8,156)
Decrease in other assets	629,603	460,862
(Decrease) increase in accrued interest payable	(101,829)	137,492
Increase in other liabilities	516,709	94,405
Origination of mortgage loans held for sale	(10,355,738)	(51,495,000)
Proceeds from the sale of mortgage loans held for sale	10,580,311	52,515,971
Gain on sale of mortgage loans, net	(224,573)	(1,020,971)
Other, net	11,991	158,846

Net cash provided by operating activities	5,564,116	5,710,265

Cash flows from investing activities:
Net decrease in loans	10,683,563	2,631,238
Purchase of available - for - sale debt securities	(108,812,450)	(36,673,418)
Proceeds from maturities of available - for - sale debt securities	81,462,422	31,174,201
Proceeds from calls of available - for - sale debt securities	21,225,800	8,190,000
Proceeds from sales of FHLB stock	230,900	—
Purchases of premises and equipment	(135,298)	(166,876)
Proceeds from sales of premises and equipment	400	36,990
Proceeds from sales of other real estate owned and repossessions	1,094,910	224,411

Net cash provided by investing activities	5,750,247	5,416,546

Cash flows from financing activities:
Net decrease in non - interest - bearing demand deposits	(4,161,288)	(1,565,998)
Net increase in savings, interest checking, and money market accounts	47,758,283	18,131,440
Net (decrease) increase in time deposits	(10,124,530)	19,159,374
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(4,537,574)	(2,816,502)
Repayment of other borrowed money	(5,189,219)	(45,199,639)
Cash dividends paid - preferred stock	(378,187)	(235,317)
Cash dividends paid - common stock	(473,215)	(868,663)

Net cash provided (used) by financing activities	22,894,270	(13,395,305)

Net increase (decrease) in cash and cash equivalents	34,208,633	(2,268,494)
Cash and cash equivalents, beginning of year	24,665,695	53,827,468

Cash and cash equivalents, end of period	$58,874,328	$51,558,974

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,663,816	$6,366,301
Income taxes	$200,000	$—

Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$4,099,478	$685,000

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investments securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Our Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2009 Annual Report to Shareholders under the caption Consolidated Financial Statements and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2009 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of March 31, 2010 and the consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.
     On July 1, 2009, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on June 15, 2009. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect this change.
Loans and Allowance for Loan Losses
Major classifications in our Company’s loan portfolio at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009

Commercial, financial, and agricultural	$145,576,990	$151,399,300
Real estate construction — residential	39,142,763	38,840,664
Real estate construction — commercial	77,449,610	77,936,569
Real estate mortgage — residential	226,233,066	232,332,124
Real estate mortgage — commercial	450,070,277	453,975,271
Installment loans to individuals	35,547,090	36,966,018
Unamortized loan origination fees and costs, net	167,243	164,061

Total loans	$974,187,039	$991,614,007

     The Bank grants real estate, commercial, and installment loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment loans consist primarily of the financing of vehicles.

A summary of impaired loans as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009

Loans classified as impaired:
Non-accrual loans	$54,420,542	$34,153,731
Impaired loans continuing to accrue interest	15,810,178	39,713,014

Total impaired loans	$70,230,720	$73,866,745

Balance of impaired loans with reserves	$27,537,263	$26,294,560
Balance of impaired loans without reserves	42,693,457	47,572,185

Total impaired loans	$70,230,720	$73,866,745

Reserves for impaired loans	$6,207,043	$6,414,729
Average balance of impaired loans during the period	66,413,767	39,048,298
Balance of trouble debt restructured loans included in impaired loans	13,605,033	11,233,326

     The table above shows our Company’s investment in impaired loans at March 31, 2010 and December 31, 2009. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. Although our non-accrual loans significantly increased from $34,153,731 at December 31, 2009 to $54,420,542 at March 31, 2010, total impaired loans decreased $3,636,025. The increase in nonaccrual loans did not impact total impaired loans or reserves for impaired loans as these loans were previously classified as impaired loans continuing to accrue interest, and adequately reserved for at December of 2009. The balance of impaired loans without reserves is 61% of total impaired loans at March 31, 2010 and 64% at December 31, 2009. Management believes the excess value in the collateral was sufficient at March 31, and December 31, and these loans did not require additional reserves.
The following is a summary of the allowance for loan losses for the three months ended March 31, 2010:

	Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$14,796,549	$12,666,546

Additions:
Provision for loan losses	2,505,000	1,750,000

Total additions	2,505,000	1,750,000

Deductions:
Loans charged off	2,806,275	1,381,358
Less recoveries on loans	(162,348)	(124,237)

Net loans charged off	2,643,927	1,257,121

Balance at end of period	$14,657,622	$13,159,425

Investment Securities
A summary of investment securities by major category, at fair value, consisted of the following at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009

U.S. treasury	$1,000,156	$—
Government sponsored enterprises	40,254,563	44,380,798
Asset-backed securities	85,335,896	69,434,650
Obligations of states and political subdivisions	32,457,506	39,111,237

Total available for sale securities	$159,048,121	$152,926,685

     The asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored agencies such as the FHLMC, FNMA and GNMA. Our Company does not have exposure to subprime originated mortgage-backed or collateralized debt obligation instruments.
     The amortized cost and fair value of securities classified as available-for-sale at March 31, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

March 31, 2010

U.S. treasury	$999,768	$388	$—	$1,000,156
Government sponsored enterprises	40,085,881	243,519	74,837	40,254,563
Asset-backed securities	83,635,365	1,938,086	237,555	85,335,896
Obligations of states and political subdivisions	31,851,353	633,226	27,073	32,457,506

Total available for sale securities	$156,572,367	$2,815,219	$339,465	$159,048,121

December 31, 2009

Government sponsored enterprises	$44,059,540	$371,258	$50,000	$44,380,798
Asset-backed securities	68,092,852	1,585,774	243,976	69,434,650
Obligations of states and political subdivisions	38,456,246	708,196	53,205	39,111,237

Total available for sale securities	$150,608,638	$2,665,228	$347,181	$152,926,685

Restricted investments in equity securities, reported in other assets, in the amount of $6,522,650 and $6,753,550 as of March 31, 2010 and December 31, 2009, respectively, are recorded at cost, and consist primarily of Federal Home Loan Bank Stock and our Company’s interest in the statutory trusts.

     The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2010 and December 31, 2009, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value

Due in one year or less	$9,564,388	$9,657,095
Due after one year through five years	48,132,196	48,579,197
Due after five years through ten years	12,111,354	12,320,776
Due after ten years	3,129,064	3,155,157

	72,937,002	73,712,225
Asset-backed securities	83,635,365	85,335,896

Total available for sale investment securities	$156,572,367	$159,048,121

     Debt securities with carrying values aggregating approximately $149,464,414 and $132,322,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
     Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009, were as follows:

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
	Value	Losses	Value	Losses	Positions	Value	Losses

At March 31, 2010

Government sponsored enterprises	$17,465,754	$(74,837)	$—	$—	18	$17,465,754	$(74,837)
Asset-backed securities	28,016,205	(237,555)	—	—	28	28,016,205	(237,555)
Obligations of states and political subdivisions	2,204,733	(18,932)	231,859	(8,141)	10	2,436,592	(27,073)

	$47,686,692	$(331,324)	$231,859	$(8,141)	56	$47,918,551	$(339,465)

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
	Value	Losses	Value	Losses	Positions	Value	Losses

At December 31, 2009

Government sponsored enterprises	$5,943,819	$(50,000)	$—	$—	6	$5,943,819	(50,000)
Asset-backed securities	14,600,160	(243,904)	20,551	(72)	15	14,620,711	$(243,976)
Obligations of states and political subdivisions	3,576,780	(53,205)	—	—	14	3,576,780	(53,205)

	$24,120,759	$(347,109)	$20,551	$(72)	35	$24,141,310	$(347,181)

     Our Company’s available for sale portfolio consists of approximately 290 securities at March 31, 2010, of which 56 securities were temporarily impaired. Two of these securities have been in the loss position for 12 months or longer. Our Company believes the $339,000 in unrealized losses included in other comprehensive income at March 31, 2010 is attributable to changes in market interest rates and not the credit quality of the issuer and are not considered other-than-temporarily impaired. Our Company does not intend to sell these investments and it is not more likely than not that our Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.
     The $72 unrealized losses included in other comprehensive income at December 31, 2009 on asset-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by various government or government sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments are not considered other-than-temporarily impaired.

     During the three months ended March 31, 2010 and March 31, 2009, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.
Intangible Assets
A summary of other intangible assets at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$7,060,224	$(5,706,757)	$1,353,467	$7,060,224	$(5,556,238)	$1,503,986
Mortgage servicing rights	2,887,111	(886,655)	2,000,456	2,945,019	(924,055)	2,020,964

Total amortizable intangible assets	$9,947,335	$(6,593,412)	$3,353,923	$10,005,243	$(6,480,293)	$3,524,950

     Changes in the net carrying amount of other intangible assets for the three months ended March 31, 2010 are as follows:

	Core Deposit	Mortgage Servicing
	Intangible Asset	Rights

Balance at December 31, 2009	$1,503,986	$2,020,964
Additions	—	114,366
Amortization	(150,519)	(134,874)

Balance at March 31, 2010	$1,353,467	$2,000,456

     Mortgage servicing rights (MSRs) are amortized over the shorter of 7 years or the life of the loan. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At March 31, 2010 and December 31, 2009, no temporary impairment was recognized. The fair value of MSRs is based on the present value of expected cash flows, as further discussed in Fair Value of Financial Instruments. Mortgage loans serviced for others totaled approximately $271,284,000 and $269,475,000 at March 31, 2010 and December 31, 2009, respectively. Included in other noninterest income were real estate servicing fees for the three month ended March 31, 2010 and 2009 of $191,661 and $225,040, respectively.
     Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of March 31, 2010 and for the next five years:

	Core Deposit	Mortgage
	Intangible Asset	Servicing Rights

2010	$375,958	$443,126
2011	434,763	439,000
2012	408,062	335,000
2013	134,684	256,000
2014	—	196,000
2015	—	151,000

     The aggregate amortization expense of intangible assets subject to amortization for the three month period ended March 31, 2010 is as follows:

	Three Months Ended
	March 31,
Aggregate amortization expense	2010	2009

Core deposit intangible asset	$150,519	$168,543
Mortgage servicing rights	134,874	318,626

Income Taxes
     At March 31, 2010 and December 31, 2009, our Company had $562,000 of gross unrecognized tax benefits that if recognized would affect the effective tax rate. Our Company believes that during 2010 it is reasonably possible that there would be a reduction of $222,000 in gross unrecognized tax benefits as a result of the lapse of statute of limitations for the 2006 tax year. At March 31, 2010, total interest accrued on unrecognized tax benefits was approximately $103,000. As of March 31, 2010, there were no federal or state income tax examinations in process.
     Our Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at March 31, 2010 is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.
Employee Benefit Plans
     Employee benefits charged to operating expenses are summarized for the three months ended March 31, 2010 in the table below.

	For the Three Months Ended
	March 31,
	2010	2009

Payroll taxes	$321,967	$329,300
Medical plans	404,852	370,545
401k match	80,012	77,730
Pension plan	216,299	228,999
Profit-sharing	72,470	67,175
Other	41,328	21,140

Total employee benefits	$1,136,928	$1,094,889

     Our Company provides a noncontributory defined benefit pension plan for all full-time employees. Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2010	2009

Service cost — benefits earned during the year	$844,178	$850,940
Interest cost on projected benefit obligations	556,047	509,482
Expected return on plan assets	(613,659)	(539,283)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	—	(9,075)

Net periodic pension expense — Annual	$865,194	$890,692

Pension expense — three months ended March 31, (actual)	$216,299	$228,999

     Our Company made a $1,000,000 contribution to the defined benefit plan in 2009, and the minimum required contribution for 2010 is estimated to be $864,000. Our Company contributed $183,000 in April 2010.

Stock-Based Compensation
     Our Company’s stock option plan provides for the grant of options to purchase up to 468,000 shares of our Company’s common stock to officers and other key employees of our Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except 4,821 options issued in 2002, and 9,519 options issued in 2008 that vested immediately.
The following table summarizes our Company’s stock option activity:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)

Outstanding at January 1, 2010	275,966	$25.07
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled	—	—

Outstanding at March 31, 2010	275,966	$25.07	$—	4.7

Exercisable at March 31, 2010	221,109	$24.80	$—	4.0

     Total stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $29,000 and $38,000, respectively. As of March 31, 2010, the total unrecognized compensation expense related to non-vested stock awards was $214,000 and the related weighted average period over which it is expected to be recognized is approximately two years.
Comprehensive Income
Comprehensive income for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Three Months Ended March 31,
	2010	2009

Net income	$493,768	$1,056,631
Other comprehensive income:
Unrealized gain (loss) on securities:
Unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	96,201	(99,585)
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost, net of tax	11,991	12,045

Total other comprehensive income (loss)	108,192	(87,540)

Comprehensive income	$601,960	$969,091

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
     Participation in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 255,260 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with management’s estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrants at March 31, 2010 were $28,484,000 and $2,382,000, respectively.
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
          The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $17.78 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheets and qualify, for regulatory capital purposes, as Tier I capital. Through the three months ended March 31, 2010, our Company had declared and paid dividends in the amount of $378,000 on the preferred stock.
Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the three month period ending March 31, 2010. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the three month period ending March 31, 2010.
          The weighted average common and diluted shares outstanding and earnings per share amounts have been adjusted to give effect to the 4% stock dividend on July 1, 2009. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2010	2009

Net income, basic and diluted	$493,768	$1,056,631
Less:
Preferred stock dividends	369,783	373,985
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	4,866	563,527
Average shares outstanding	4,301,955	4,301,955

Average shares outstanding including dilutive stock options	$4,301,955	$4,301,955

Net income per share, basic	$0.00	$0.13
Net income per share, diluted	0.00	0.13

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

          The following options and warrant to purchase shares during the three month-periods ended 2010 and 2009 were not included in the respective computations of diluted earnings per share because the exercise price, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three months ended March 31,
	2010	2009

Anti-dilutive shares — option shares	275,966	275,966
Anti-dilutive shares — warrant shares	255,260	255,260

Fair Value Measurements
          Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of March 31, 2010 there were no transfers into or out of Level 2.
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
ASC Topic 820 also provides guidance on determining fair value when the volume and level of activity for the asset or liability has significantly decreased and on identifying circumstances when a transaction may not be considered orderly.
Our Company is required to disclose assets and liabilities measured at fair value on a recurring basis separate from those measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis would include foreclosed real estate, long-lived assets, and core deposit intangible assets, which are reviewed when circumstances or other events indicate that impairment may have occurred.
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

		Fair Value Measurements
		At March 31, 2010 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. treasury	$1,000,156	$—	$1,000,156	$—
Government sponsored enterprises	40,254,563	—	40,254,563	—
Asset-backed securities	85,335,896	—	85,335,896	—
Obligations of states and political subdivisions	32,457,506	—	32,457,506	—

Total	$159,048,121	$—	$159,048,121	$—

Valuation methods for instruments measured at fair value on a nonrecurring basis
          Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:
Impaired Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB ASC Topic 310, Accounting by Creditors for Impairment of a Loan. Impaired loans for which an allowance is established are generally based on market prices for similar assets determined through independent appraisals, the fair value of the collateral for a collateral-dependent loan, or in the case of trouble debt restructured loans, impairment is measured by discounting the total expected future cash flows. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2010, our Company identified $27.5 million in impaired loans that had specific allowances for losses aggregating $6.2 million. Related to these loans, there was $2.6 million in charge-offs recorded during 2010.
Other Real Estate Owned and Repossessed Assets
          Other real estate owned and repossessed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are recorded as held for sale initially at the lower of the cost basis or fair value of the collateral less estimated selling costs. Our Company relies on external appraisals and assessment of property values by our internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

		Fair Value Measurements
		At March 31, 2010 Using
		Quoted Prices
		in Active			Three Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31, 2010
	Fair Value	Assets	Inputs	Inputs	Total Gains
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans:
Commercial	$1,147,532	$—	$—	$1,147,532	$(487,937)
Construction — residential	1,013,480	—	—	1,013,480	(321,170)
Construction — commercial	3,888,327	—	—	3,888,327	(64,000)
Real estate — residential	5,628,926	—	—	5,628,926	(1,740,827)
Real estate — commercial	9,651,955	—	—	9,651,955	(17,083)

Total	$21,330,220	$—	$—	21,330,220	$(2,631,017)

Other real estate owned and repossessed assets	$11,368,113	$—	$—	$11,368,113	$(468,942)

For both recurring and nonrecurring fair value measurements, there were no transfers between the various levels for the three months ending March 31, 2010.
Fair Value of Financial Instruments
          The carrying amounts and estimated fair values of financial instruments help by our Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.
Loans
          The fair value of loans is estimated based on present values using applicable risk-adjusted spreads to the U. S. Treasury curve to approximate current interest rates applicable to each category of such financial instruments. The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.
Investment Securities
          A detailed description of the fair value measurement of the debt instruments in the available for sale sections of the investment security portfolio is proved in the Fair Value Measurement section above. A schedule of investment securities by category and maturity is provided in the notes on Investment Securities.
Federal Funds Sold, Cash, and Due from Banks
          For federal funds sold, cash, and due from banks, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.
Mortgage Servicing Rights
          The fair value of mortgage servicing rights is calculated by pooling loans into buckets of homogeneous characteristics and performing a present value analysis of future cash flows utilizing the current market rate. The buckets are created based on individual loans characteristics such as loan age, note rate, product type, and the investor remittance schedule. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.
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
          A summary of the carrying amounts and fair values of our Company’s financial instruments at March 31, 2010 and December 31, 2009 is as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Assets:
Loans	$959,529,417	$967,188,000	$976,817,458	$984,305,000
Investment in debt securities	159,048,121	159,048,121	152,926,685	152,926,685
Federal fund sold and securities purchased under agreements to resell	225,016	225,016	89,752	89,752
Cash and due from banks	58,649,312	58,649,312	24,575,943	24,575,943
Mortgage servicing rights	2,000,456	2,883,000	2,020,964	2,904,000
Accrued interest receivable	6,015,006	6,015,006	6,625,557	6,625,557

	$1,185,467,328	$1,194,008,455	$1,163,056,359	$1,171,426,937

Liabilities:
Deposits:
Demand	$130,856,351	$130,856,351	$135,017,639	$135,017,639
NOW	180,512,089	180,512,089	139,623,577	139,623,577
Savings	51,904,576	51,904,576	47,637,148	47,637,148
Money market	169,625,622	169,625,622	167,023,279	167,023,279
Time	456,896,624	466,603,000	467,021,154	478,011,000
Federal funds purchased and securities sold under agreements to repurchase	32,107,860	32,107,860	36,645,434	36,645,434
Subordinated notes	49,486,000	20,930,000	49,486,000	18,329,000
Other borrowings	74,128,083	74,974,000	79,317,302	80,557,000
Accrued interest payable	2,336,292	2,336,292	2,438,121	2,438,121

	$1,147,853,497	$1,129,849,790	$1,124,209,654	$1,105,282,198

Item 2 - Management’s Discussion and Analysis of Financial Condition
And Results of Operations
Forward-Looking Statements
     This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our Company and its subsidiaries, including, without limitation:
•	statements that are not historical in nature, and
•	statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends or similar expressions.
          Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•	competitive pressures among financial services companies may increase significantly,
•	changes in the interest rate environment may reduce interest margins,
•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•	increases in non-performing assets in our loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•	costs or difficulties related to the integration of the business of our Company and its acquisition targets may be greater than expected,
•	legislative or regulatory changes may adversely affect the business in which our Company and its subsidiaries are engaged, and
•	changes may occur in the securities markets.
          We have described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.
Overview
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.26 billion in assets at March 31, 2010, and 24 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Bank is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
          Through our branch network, our Bank provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. We also provide a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that we provide include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The geographic areas in which we provide our products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. The products and services are offered to customers primarily within these geographical areas.

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
Income Taxes
          Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forward, and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, our Company would reverse the valuation allowance when the realization of the deferred tax asset is expected. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities. Our Company accrues for interest related to income taxes in income tax expense. Total interest expense recognized for the three months ended March 31, 2010 and 2009 was $9,000 and $16,000, respectively. As of March 31, 2010 and December 31, 2009, total accrued interest was $103,000 and $94,000, respectively

SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial information for our Company as of and for each of the three month period ended March 31, 2010. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.
Selected Financial Data

	Three Months
	Ended
	March 31,
(In thousands, except per share data)	2010	2009

Per Share Data

Basic earnings per common share	$—	$0.13
Diluted earnings per common share	—	0.13
Dividends paid on preferred stock	378	235
Amortization of discount on preferred stock	119	119
Dividends paid on common stock	473	869
Book value per common share	18.38	18.93
Market price common stock	11.69	11.75

Selected Ratios

(Based on average balance sheets)
Return on average total assets	0.16%	0.34%
Return on average common stockholders’ equity	0.02%	2.88%
Average common stockholders’ equity to average total assets	6.37%	6.28%
(Based on end-of-period data)
Efficiency ratio (1)	74.13%	73.16%
Period-end stockholders’ equity to period-end assets	6.27%	6.18%
Period-end common stockholders’ equity to period-end assets	8.53%	8.39%
Total risk-based capital ratio	16.68	16.22
Tier 1 risk-based capital ratio	14.19	13.70
Leverage ratio	11.20	11.02

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

Results of Operations
Summary

		Three Months
	Ended March, 31
(Dollars in thousands)	2010	2009	$ Change	% Change

Net interest income	$10,311	$9,530	$781	8.2%
Provision for loan losses	2,505	1,750	755	43.1
Noninterest income	2,006	2,765	(759)	(27.5)
Noninterest expense	9,131	8,995	136	1.5
Income before income taxes	681	1,550	(869)	(56.1)

Income taxes	187	493	(306)	(62.1)

Net income	$494	$1,057	$(563)	(53.3)%

Less:
Preferred dividends	370	374	(4)	—
Accretion of discount on
Preferred stock	119	119	—	—

Net income available to common shareholders	$5	$564	$(559)	(99.1)%

     Our Company’s consolidated net income of $494,000 for the first three months ended March 31, 2010 decreased $563,000, or 53.3%, compared to the first three months ended March 31, 2009. Our Bank, which is the main operating subsidiary of our Company, reported $1,394,000 for the first three months ended March 31, 2010, compared to $2,027,000 for first three months ended March 31, 2009. Our Company recorded preferred stock dividends and accretion on preferred stock of $489,000 in the first three months of 2010, resulting in $5,000 of net income available to common shareholders, compared to $493,000 for the first three months of 2009. Diluted earnings per share decreased from $0.13 per common share to $0.00 per common share. Results for the first three months ended March 31, 2010 were negatively impacted by the $2,505,000 provision for loan losses compared to $1,750,000 for the same period in 2009. The decrease in noninterest income was primarily due to substantial real estate refinancing activity our Company experienced during the first three months of 2009 which resulted in a lower gain on sales of mortgage loans. For the first three months of 2010, the annualized return on average assets was 0.16%, the annualized return on average common shareholders’ equity was 0.02%, and the efficiency ratio was 74.1%. Net interest margin increased from 3.32% to 3.61%. Net interest income, on a tax equivalent basis, increased $770,000 or 7.9% from 2009 to 2010. Total assets at March 31, 2010 were $1,260,411,000, compared to $1,236,471,000 at December 31, 2009, an increase of $23,940,000, or 1.9%.
Net Interest Income
     Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets
     The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans (2)(4)
Commercial	$148,251	$1,994	5.45%	$150,519	$2,002	5.39%
Real estate construction — residential	38,744	508	5.32	45,806	603	5.34
Real estate construction — commercial	77,268	657	3.45	66,015	1,006	6.18
Real estate mortgage — residential	231,757	3,250	5.69	205,989	3,654	7.19
Real estate mortgage — commercial	448,632	6,344	5.73	508,694	6,581	5.25
Consumer	36,397	696	7.76	33,144	621	7.60
Investment in securities: (3)
U.S. Treasury	77	—	—	—	—	—
Government sponsored enterprises	46,137	333	2.93	68,592	515	3.05
Asset backed securities	77,423	718	3.76	40,203	628	6.34
State and municipal	36,733	493	5.44	41,828	586	5.68
Restricted investments	6,728	51	3.07	8,875	20	0.91
Federal funds sold	194	—	—	451	—	—
Interest bearing deposits in other financial institutions	30,941	14	0.18	17,604	14	0.32

Total interest earning assets	1,179,282	15,058	5.18	1,187,720	16,230	5.54
All other assets	93,855			88,750
Allowance for loan losses	(14,925)			(12,729)

Total assets	$1,258,212			$1,263,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$176,736	$276	0.63%	$143,674	$336	0.95%
Savings	49,286	32	0.26	44,391	36	0.33
Money market	169,496	323	0.77	177,300	578	1.32
Time deposits of $100,000 and over	136,170	711	2.12	138,539	1,080	3.16
Other time deposits	326,958	1,999	2.48	356,812	2,940	3.34

Total time deposits	858,646	3,341	1.58	860,716	4,970	2.34
Federal funds purchased and securities sold under agreements to repurchase	33,734	21	0.25	29,344	23	0.32
Subordinated notes	49,486	524	4.29	49,486	662	5.43
Other borrowed money	77,638	676	3.53	89,037	849	3.87

Total interest bearing liabilities	1,019,504	4,562	1.81	1,028,583	6,504	2.56
Demand deposits	123,096			118,620
Other liabilities	7,071			9,267

Total liabilities	1,149,671			1,156,470
Stockholders’ equity	108,541			107,271

Total liabilities and stockholders’ equity	$1,258,212			$1,263,741

Net interest income (FTE)		$10,496			$9,726

Net interest spread			3.37%			2.98%
Net interest margin			3.61%			3.32%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $185,000 and $196,000 for the three months ended March 31, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

Comparison of the three periods ended March 31, 2010 and 2009
     Financial results for the first quarter of 2010 compared to 2009 included an increase in net interest income, on a tax equivalent basis of $770,000, or 7.9%. Average interest-earning assets decreased $8,438,000, or 0.7%, to $1,179,282,000 at March 31, 2010 compared to $1,187,720,000 at March 31, 2009, while average interest bearing liabilities decreased $9,079,000, or 0.88%, to $1,019,504,000 at March 31, 2010 compared to $1,028,583,000 at March 31, 2009.
The following is a summary of the changes in average loan balance by major category:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Average loans:
Commercial	$148,251	$150,519	$(2,268)	(1.5)%
Real estate construction - residential	38,744	45,806	(7,062)	(15.4)
Real estate construction - residential	77,268	66,015	11,253	17.0
Real estate mortgage - residential	231,757	205,989	25,768	12.5
Real estate mortgage - commercial	448,632	508,694	(60,062)	(11.8)
Consumer	36,397	33,144	3,253	9.8

Total	$981,049	$1,010,167	$(29,118)	(2.9)%

     Average loans outstanding decreased $29,118,000 or 2.9% to $981,049,000 for 2010 compared to $1,010,167,000 for 2009. See the Lending and Credit Management section below for further discussion.
     Average investment securities and federal funds sold increased $9,490,000, or 6.3%, to $160,564,000 at March 31, 2010 compared to $151,074,000 for 2009. Average interest bearing deposits increased $20,680,000 to $30,941,000 at March 31, 2010 compared to $17,604,000 in 2009. See the Liquidity Management section below for further discussion.
     Average time deposits decreased $2,070,000, or 0.2%, to $858,646,000 for 2010 compared to $860,716,000 for 2009.
     Average federal funds purchased and securities sold under agreements to repurchase increased $4,390,000, or 14.9%, to $33,734,000 for 2010 compared to $29,344,000 for 2009. This primarily is a result of a $4,920,000 increase in repurchase agreements, and a $530,000 decrease in federal funds purchased for the first three months of 2010 compared to the same period in 2009. Average other borrowed money decreased $11,399,000, or 12.8%, to $77,638,000 for 2010 compared to $89,037,000 for 2009. The decrease in 2010 reflects a net decrease in Federal Home Loan Bank advances and is the primary reason for the decrease in average interest bearing liabilities.

Rate and volume analysis
     The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three month period ended March 31, 2010 compared to March 31, 2009. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2010 vs. 2009
		Change due to
	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(8)	$(30)	$22
Real estate construction — residential	(95)	(93)	(2)
Real estate construction — commercial	(349)	150	(499)
Real estate mortgage — residential	(404)	421	(825)
Real estate mortgage — commercial	(237)	(817)	580
Consumer	75	62	13
Investment securities:
U.S. Treasury	—	—	—
Government sponsored entities	(182)	(163)	(19)
Asset backed securities	90	417	(327)
State and municipal(2)	(93)	(69)	(24)
Restricted investments	31	(6)	37
Federal funds sold	—	—	—
Interest bearing deposits in other financial institutions	—	8	(8)

Total interest income	(1,172)	(120)	(1,052)

Interest expense:
NOW accounts	(60)	66	(126)
Savings	(4)	4	(8)
Money market	(255)	(24)	(231)
Time deposits of 100,000 and over	(369)	(18)	(351)
Other time deposits	(941)	(230)	(711)
Federal funds purchased and securities sold under agreements to repurchase	(2)	3	(5)
Subordinated notes	(138)	—	(138)
Other borrowed money	(173)	(103)	(70)

Total interest expense	(1,942)	(302)	(1,640)

Net interest income on a fully taxable equivalent basis	$770	$182	$588

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $185,000 and $196,000 for the first three months ended March 31, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
     Net interest income on a fully taxable equivalent basis increased $770,000, or 7.9%, to $10,496,000 for the first three months ended March 31, 2010 compared to $9,726,000 for the first three months ended March 31, 2009. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.32% for the first three months of 2009 to 3.61% for 2010. This increase is primarily the result of a decrease in average earning liabilities. Our Company’s net interest spread increased from 2.98% in during the first three months of 2009 to 3.37% in the same time period in 2010. While our Company was able to decrease the rate paid on interest bearing liabilities to 1.81% in the first three months of 2010 from 2.56% during the same time period in 2009, this decrease was partially offset by a decrease in the rates earned on interest bearing assets from 5.54% in 2009 to 5.18% in 2010.

Provision for loan losses
     The provision for loan losses for the three months ended March 31, 2010 was $2,505,000 compared to $1,750,000 for the three months ended March 31, 2009. Loans charged off, net of recoveries, for the three months ended March 31, 2010 were $2,644,000 compared to $1,257,000 for the three months ended March 31, 2009. Approximately $491,000 of the 2010 net charge-offs represents various commercial loan losses, $281,000 represents real estate construction – residential loan losses, $80,000 represents real estate construction – commercial loan losses, $1,728,000 represents real estate mortgage — residential loan losses, $18,000 represents real estate mortgage — commercial loan losses, and approximately $46,000 represents various consumer loan losses.
     Further discussion of management’s methodology related to the allowance and provision for loan losses may be found in the “Lending and Credit Management” section of this report.
Non-interest Income and Expense
Non-interest income

	Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Non-interest Income
Service charges on deposit accounts	$1,296	$1,378	$(82)	(6.0)%
Trust department income	179	202	(23)	(11.4)
Gains on sales of mortgage loans, net	225	1,021	(796)	(78.0)
Other	306	164	142	86.6

Total non-interest income	$2,006	$2,765	$(759)	(27.5)%

Non-interest income as a % of total revenue *	16.3%	22.5%
Total revenue per full time equivalent employee	35.8	35.7

*	Total revenue is calculated as net interest income plus non-interest income
Three Months Ended March 31, 2010 and 2009
     Noninterest income for the three months ended March 31, 2010 was $2,006,000 compared to $2,765,000 for the three months ended March 31, 2009, resulting in a $749,000, or 27.5%, decrease. The decrease was primarily the result of a $796,000 decrease in the gains on sales of mortgage loans due to decreased refinancing activity. Other income increased $142,000, or 86.6%, to $306,000 compared to the prior period, primarily due to a $184,000 decrease in amortization of mortgage loan servicing rights offset by a $33,000 decrease in real estate servicing fees.

Non-interest expense
Three Months Ended March 31, 2010 and 2009

		Three Months
	Ended March, 31
(Dollars in thousands)	2010	2009	$ Change	% Change

Non - interest Expense
Salary expense	$3,520	$3,267	$253	7.7%
Employee benefits	1,137	1,095	42	3.8
Occupancy expense, net	622	608	14	2.3
Furniture and equipment expense	492	564	(72)	(12.8)
FDIC insurance assessment	410	681	(271)	(39.8)
Legal, examination, and professional fees	247	361	(114)	(31.6)
Advertising and promotion	278	281	(3)	(1.1)
Postage, printing, and supplies	288	285	3	1.1
Processing expense	850	855	(5)	(0.6)
Other real estate expense	507	164	343	209.1
Other	780	834	(54)	(6.5)

Total non - interest expense	$9,131	$8,995	$136	1.5%

Efficiency ratio	74.1%	73.2%
Salaries and benefits as a % of total non interest expense	51.0%	48.5%
Number of full - time equivalent employees	344	344

     Noninterest expense for the three months ended March 31, 2010 was $9,131,000 compared to $8,995,000 for the three months ended March 31, 2009 resulting in a $136,000, or 1.5%, increase. Salary expense increased $253,000, or 7.7%, Federal Deposit Insurance Corporation (FDIC) insurance assessment decreased $271,000, or 39.8%, legal, examination, and professional fees decreased $114,000, or 31.6%, and other real estate expense increased $343,000, or 209.1%. The increase in salary expense is a result of $203,000 increase in salaries and $94,000 decrease in deferred loan costs. The decrease in the FDIC insurance assessment is a result of a decrease in the estimated expense accrued during the first three months of 2010 in comparison to the first three months of 2009. The decrease in legal and professional fees consisted of a $108,000 decrease in legal fees, a $13,000 decrease in audit fees, partially offset by a $7,000 increase consulting fees and examination expenses. The decrease in legal fees was primarily due to researching the benefits of participating in the Capital Purchase Program during the prior year. The $343,000 increase in other real estate expense reflects expenses incurred on the maintenance and preparation for sale on the increase in foreclosed property, including a $63,000 impairment charge on three of the properties.
Income Taxes
     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 27.5% for the three months ended March 31, 2010 compared to 31.9% for the three months ended March 31, 2009. The effective tax rate during the first quarter of 2010 reflects the increase in tax-exempt income as a percentage of total taxable income.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 76.1% of total assets as of March 31, 2010 compared to 79.0% as of December 31, 2009.
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

	March 31,		December 31,
(In thousands)	2010		2009
	Amount	%	Amount	%
Commercial, financial, and agricultural	$145,577	14.9%	$151,399	15.3%
Real estate construction - residential	39,143	4.0	38,841	3.9
Real estate construction - commercial	77,450	8.0	77,937	7.9
Real estate mortgage - residential	226,233	23.2	232,332	23.4
Real estate mortgage - commercial	450,070	46.2	453,975	45.8
Installment loans to individuals	35,547	3.7	36,966	3.7
Deferred fees	167	0.0	164	0.0

Total loans	$974,187	100.0%	$991,614	100.0%

     Our Company’s loan portfolio decreased $17,427,000, or 1.8%, from December 31, 2009 to March 31, 2010. This decrease was primarily a result of a decrease in commercial loans of $5,822,000, or 3.8%, a decrease in real estate mortgage – residential loans of $6,099,000, or 2.6%, a decrease in real estate mortgage – commercial loans of $3,905,000, or 0.9%, and a decrease in individual consumer loans of $1,419,000, or 3.8%. During the current down-turn in the economy, management continues to focus on the improvement of asset quality. Management has tightened underwriting standards and is focused on lending to credit worthy borrowers with the capacity to service the debts. The decrease in lending activities in the real estate construction market also reflects the slow down in the housing industry and residential construction industry as well as foreclosures on various residential construction properties. Construction lending will continue to be closely monitored.
     Our Company does not extend credit to sub-prime residential real estate markets. While much publicity has been directed at this market during recent years, our Company extends credit to its local community market through traditional mortgage products.
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At March 31, 2010 our Company was servicing approximately $271,284,000 of loans sold to the secondary market.
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
     Management along with senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed. In addition, loans below the above scope are reviewed on a sample basis. On a monthly basis, the senior loan committee reviews and reports to the Board of Directors past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. Once a loan has been identified as impaired management generally measures impairment based upon the fair value of the underlying collateral. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
Allowance for Loan Losses
     The provision for loan losses increased $755,000 or 43.1% to $2,505,000 for the three months ended March 31, 2010 compared to $1,750,000 for the three months ended March 31, 2009. The provision reflects the amounts management determined necessary to maintain the allowance for loan losses at a level that was adequate to cover probable losses in the loan portfolio. The allowance for loan losses totaled $14,658,000 or 1.5% of loans outstanding at March 31, 2010 compared to $14,797,000 or 1.5% of loans outstanding at December 31, 2009. The allowance for loan losses expressed as a percentage of nonperforming loans was 23.3% at March 31, 2010 and 34.9% at December 31, 2009.
The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009

Provision for loan losses	$2,505	$1,750

Net loan charge - offs:
Commercial, financial, and agricultural	491	95
Real estate construction - residential	281	187
Real estate construction - commercial	80	289
Real estate mortgage - residential	1,728	606
Real estate mortgage - commercial	18	40
Installment loans to individuals	46	40

Total net loan charge - offs	$2,644	$1,257

     The increased provision for loan losses was the result of an increase in the level of nonperforming loans. As shown in the table above, our Company experienced net loan charge-offs of $2,644,000 during the first three months of 2010 and $1,257,000 during the first three months of 2009. Net charge offs on commercial, financial, and agricultural loans increased $396,000 from March 31, 2009 to March 31, 2010, and was primarily due to two write-downs taken on two loans to reflect current collateral values. Net charge offs on real estate mortgage – residential properties increased $1,122,000 from March 31, 2009 to March 31, 2010 and was primarily due to write-downs taken on foreclosed properties, from one significant customer relationship, to reflect current collateral values. The ratio of annualized total net loan charge-offs to total average loans was .12% at March 31, 2009 compared to .27% at March 31, 2010.

     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and restructured troubled loans totaled $62,760,000 or 6.44% of total loans at March 31, 2010 compared to $42,347,000 or 4.27% of total loans at December 31, 2009. The following table summarizes our Company’s nonperforming assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Nonaccrual loans:
Commercial, financial, and agricultural	$2,135	$2,067
Real estate construction - residential	1,898	2,678
Real estate construction - commercial	20,616	9,277
Real estate mortgage - residential	7,979	6,692
Real estate mortgage - commercial	21,634	13,161
Installment loans to individuals	159	279

Total nonaccrual loans	54,421	34,154

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	—	2

Total loans contractually past - due 90 days or more and still accruing	—	2
Troubled debt restructured loans	8,339	8,191

Total nonperforming loans	62,760	42,347
Other real estate and repossessions	11,368	8,491

Total nonperforming assets	$74,128	$50,838

Loans	$974,187	$991,614
Allowance for loan losses to loans	1.50%	1.49%
Nonperforming loans to loans	6.44%	4.27%
Allowance for loan losses to nonperforming loans	23.36%	34.94%
Nonperforming assets to loans and foreclosed assets	7.52%	5.08%

     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibles of such principal; otherwise, such receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $494,000 and $321,000 for the three months ended March 31, 2010 and 2009, respectively. Approximately $13,000 and $3,000 was recorded as interest income on such loans for the three months ended March 31, 2010 and 2009, respectively.
     Total non-accrual loans at March 31, 2010 increased $20,267,000 from December 31, 2009. The increase resulted primarily from an increase of $11,339,000 in construction — commercial non-accrual loans and an increase of $8,473,000 in real estate — commercial non-accrual loans. This increase primarily represents five commercial customers with balances totaling $20,866,000. Although our non-accrual loans significantly increased from $34,153,731 at December 31, 2009 to $54,420,542 at March 31, 2010, total impaired loans decreased $3,636,025. The increase in nonaccrual loans did not impact total impaired loans or reserves for impaired loans as these loans were previously classified as impaired and adequately reserved for at December of 2009. The balance of impaired loans without reserves is 61% of total impaired loans at March 31, 2010 and 64% at December 31, 2009. Management believes the excess value in the collateral was sufficient at March 31, and December 31, and these loans did not require additional reserves.
     Loans past due 90 days and still accruing interest decreased $2,000 from December 31, 2009 to March 31, 2010. Foreclosed real estate and other repossessions increased $2,877,000 to $11,368,000. At March 31, 2010, loans classified as troubled debt restructured loans (TDR) totaled $13,605,000, of which $5,266,000 was on non-accrual status and $8,339,000 was on accrual status. At December 31, 2009, loans classified as TDR totaled $11,233,000, of which $3,042,000 was on non-accrual status and $8,191,000 was on accrual status.

     Nonperforming loans to loans increased from 4.27% at December 31, 2009 to 6.44% at March 31, 2010. Our Company has experienced an increase in its loan delinquencies much like the rest of the banking industry as current economic conditions negatively impact our borrowers’ ability to keep their debt payments current.
     While the ratio of allowance for loan losses to nonperforming loans decreased from 44.75% at March 31, 2009 to 34.94% at December 31, 2009, and to 23.36% at March 31, 2010, management believes that based on detailed analysis of each nonperforming credit and the value of any associated collateral that the allowance for loan losses at March 31, 2010 is sufficient to cover probable losses in the nonperforming loans.
     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans at March 31, 2010 included in the table above, which were considered impaired, management has identified additional loans totaling approximately $15,810,000 which were not included in the nonaccrual table above but are considered by management to be impaired compared to $39,713,000 at December 31, 2009. Management has determined that these credits are currently considered impaired, and has allocated $263,000 of reserves for these credits.
     Once a loan has been identified as impaired, management generally measures impairment based upon the fair value of the underlying collateral. In general, market prices for loans in our portfolio are not available, and we have found the fair value of the underlying collateral to be more readily available and reliable than discounting expected future cash flows to be received. Once the fair value of collateral has been determined and the impairment amount calculated, a specific reserve allocation is made. At March 31, 2010, $6,207,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $70,231,000. Based on detailed analysis of all impaired loans, management has determined that of approximately $70,231,000 of impaired loans, $42,693,000 require no reserve allocation due to excess collateral valuations.
     As of March 31, 2010 and December 31, 2009 approximately $17,191,000 and $15,944,000, respectively, of loans not included in the table above have been classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $1,247,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems as well as some deterioration in collateral value. Management elected to allocate non-specific reserves to these credits based upon the inherent risk present. This increase in reserves was the result of our Company’s internal loan review process which assesses credit risk.
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

The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,146	$2,644
Real estate construction	3,892	3,802
Real estate mortgage	7,024	6,596
Installment loans to individuals	365	380
Unallocated	1,231	1,375

Total	$14,658	$14,797

     At March 31, 2010, management allocated $13,427,000 of the $14,658,000 total allowance for loan losses to specific loans and loan categories and $1,231,000 was unallocated. At December 31, 2009, management allocated $13,422,000 of the $14,497,000 total allowance for loan losses to specific loans and loan categories and $1,375,000 was unallocated. Considering the size of several of our Company’s lending relationships and the loan portfolio in total, management believes that the March 31, 2010 allowance for loan losses is adequate.
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
Financial Condition
     Total assets increased $23,940,000 or 1.9% to $1,260,411,000 at March 31, 2010 compared to $1,236,471,000 at December 31, 2009. Earning assets at March 31, 2010 were $1,180,956,000 and consisted of 82.5% in loans and 13.5% in available for sale investment securities, compared to 85.9% and 13.3%, respectively at December 31, 2009. Total liabilities increased $24,161,000 or 2.1% to $1,152,860,000 compared to $1,128,699,000 at December 31, 2009. Stockholders’ equity decreased $220,000 or 0.2% to $107,551,000 compared to $107,771,000 at December 31, 2009.
     As described in further detail in the “Lending and Credit Management” section above, during the first three months of 2010, total period end loans decreased $17,427,000 to $974,187,000 at March 31, 2010 compared to $991,614,000 at December 31, 2009. This decrease was primarily the result of a $5,822,000 decrease in commercial loans, a $6,099,000 decrease in real estate - residential loans, a $3,905,000 decrease in real estate — commercial loans, and a $1,419,000 decrease in consumer loans.
     Investment in debt securities classified as available-for-sale, excluding fair value adjustments, increased $5,964,000 or 4.0% to $156,572,000 at March 31, 2010 compared to $150,609,000 at December 31, 2009. The net increase consisted of an increase in mortgage-backed securities totaling $15,543,000, offset by a $3,974,000 and $6,605,000 reduction in federal agency securities and municipal obligations, respectively.
     Total deposits increased $33,472,000 or 3.5% to $989,795,000 at March 31, 2010 compared to $956,323,000 at December 31, 2009. The increase is primarily a result of an increase in public fund deposits.
     Federal funds purchased and securities sold under agreements to repurchase decreased $4,538,000 or 12.4% to $32,108,000 at March 31, 2010 compared to $36,645,000 at December 31, 2009. At March 31, 2010 our Company did not have any federal funds purchased compared to $4,980,000 at December 31, 2009.
     Other borrowed money decreased $5,189,000 or 6.5% to $74,128,000 at March 31, 2010 compared to $79,317,000 at December 31, 2009. The decrease reflects the repayment of Federal Home Loan Bank advances. There were no new Federal Home Loan Bank advances during the first three months of 2010.
     Stockholders’ equity decreased $220,000 or 0.2% to $107,551,000 at March 31, 2010 compared to $107,771,000 at December 31, 2009. The decrease in stockholders’ equity reflects net income of $494,000 less cash dividends declared of $851,000, a $96,000 change in unrealized holding gains, net of taxes, on investment in debt securities available-for-sale, $12,000 amortization of prior service cost for defined benefit plan, and a $29,000 increase, net of taxes, related to stock option compensation expense.
No material changes in our Company’s liquidity or capital resources have occurred since March 31, 2010.
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
     Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009

Liquid assets:
Federal funds sold	$225	$90
Federal Reserve — excess reserves	40,613	2,216
Available for sale investments securities	159,048	152,927

Total	$199,886	$155,233

     Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $159,048,000 at March 31, 2010 and included an unrealized net gain of $2,476,000. The portfolio includes maturities of approximately $8,233,000, which offer resources to meet either new loan demand or reductions in our Company’s deposit base. Our Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank.
At March 31, 2010, total investment securities pledged for these purposes were as follows:

March 31,
(dollars in thousands)	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,551
Repurchase agreements	36,871
Other Deposits	109,042

Total pledged, at fair value	$149,464

     At March 31, 2010, our Company’s unpledged securities in the available for sale portfolio totaled approximately $9,584,000.
     Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At March 31, 2010, such deposits totaled $532,899,000 and represented 53.8% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $456,897,000 at March 31, 2010. These accounts are normally considered more volatile and higher costing representing 46.2% of total deposits at March 31, 2010.

	March 31,	December 31,
(dollars in thousands)	2010	2009

Core deposit base:
Non-interest bearing demand	$130,856	$135,018
Interest checking	180,512	139,624
Savings and money market	221,531	214,660

Total	$532,899	$489,302

     Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009

Borrowings:
Federal funds purchased	$—	$4,980
Securities sold under agreements to repurchase	32,108	31,665
FHLB advances	74,128	79,317
Subordinated notes	49,486	49,486

Total	$155,722	$165,448

     Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of March 31, 2010, under agreements with these unaffiliated banks, the Bank may borrow up to $36,200,000 in federal funds on an unsecured basis and $9,720,000 on a secured basis. There were no federal funds purchased outstanding at March 31, 2010. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At March 31, 2010 there was $29,037,000 in repurchase agreements and $3,071,000 in a term repurchase agreement due July 2010. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at the current quarter end. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2010, the Bank had $74,128,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
     Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at March 31, 2010:

	March 31, 2010
(dollars in thousands)	FHLB	Federal Reserve	Other

Collateral value pledged	$292,411	$3,551	$8,355
Advances outstanding	(74,128)	—	—

Total	$218,283	$3,551	$8,355

Sources and Uses of Funds
     Cash and cash equivalents were $58,874,000 at March 31, 2010 compared to $24,666,000 at December 31, 2009. The $34,209,000 increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statements of cash flows for the three months ended March 31, 2010. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $5,564,000 during the first three months of 2010. Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, provided cash of $5,750,000. The cash outflow primarily consisted of purchases of $108,812,000 of investment securities offset by a $10,684,000 decrease in the loan portfolio, $102,688,000 in proceeds from maturities, calls, and pay-downs of investment securities, and $1,095,000 in proceeds from sales of other real estate owned and repossessions. Financing activities provided total cash of $22,894,000, resulting primarily from $47,758,000 increase in interest-bearing transaction accounts partially offset by repayment of $5,189,000 repayments of FHLB advances, $14,286,000 decrease in demand and time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2010.
     During 2008, liquidity risk became a concern affecting the general banking industry. Because of the uncertainty in the economy, our Company decided to participate in the U.S. Treasury Department’s Capital Purchase Program (CPP), a voluntary program that provides capital to financially healthy banks. During 2009, our Company elected to cease market purchases of treasury stock and preserve its cash and capital position.
     In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. Our Company had $122,080,000 in unused loan commitments and standby letters of credit as of March 31, 2010. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.
     Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. During the three months ended March 31, 2010 and 2009, our Company paid cash dividends to its common and preferred shareholders totaling $851,000 and $1,104,000. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. For the first three months ended March 31, 2010, the Bank has not declared or paid dividends. At March 31, 2010 and December 31, 2009, our Company had cash and cash equivalents totaling $11,106,000 and $14,738,000 respectively.
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
     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of March 31, 2010 and December 31, 2009, our Company and our Bank each meet all capital adequacy requirements to which they are subject.

     The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010
Total capital (to risk-weighted assets):
Company	$165,386	16.68%	$79,343	8.00%	—	—
Hawthorn Bank	135,968	13.95	77,979	8.00	$97,474	10.00%

Tier I capital (to risk-weighted assets):
Company	$140,687	14.19	$39,672	4.00%	—	—
Hawthorn Bank	123,759	12.70	38,990	4.00	$58,484	6.00%

Tier I capital (to adjusted average assets):
Company	$140,687	11.20	$37,695	3.00%	—	—
Hawthorn Bank	123,759	10.01	37,076	3.00	$61,793	5.00%

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-weighted assets):
Company	$165,969	16.49%	$80,502	8.00%	—	—
Hawthorn Bank	134,673	13.62	79,129	8.00	$98,911	10.00%

Tier I capital (to risk-weighted assets):
Company	$140,974	14.01	$40,251	4.00%	—	—
Hawthorn Bank	122,285	12.36	39,564	4.00	$59,347	6.00%

Tier I capital (to adjusted average assets):
Company	$140,974	11.35	$37,254	3.00%	—	—
Hawthorn Bank	122,285	10.04	36,556	3.00	$60,926	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the period ended March 31, 2010, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.
     The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2010:

							Over
							5 years or
							no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5		Maturity	Total

ASSETS
Investment securities	$8,233	$4,338	$4,357	$17,296		$23,602	$101,222	$159,048
Interest-bearing deposits	40,973	—	—	—		—	—	40,973
Other restricted investments	6,523	—	—	—		—	—	6,523
Federal funds sold and securities purchased under agreements to resell	225	—	—	—		—	—	225
Loans	526,948	155,806	132,588	100,659		41,707	33,906	991,614

Total	$582,902	$160,144	$136,945	$117,955		$65,309	$135,128	$1,198,383

LIABILITIES
Savings, Now deposits	$—	$—	$173,990	$—	$		$	$173,990
Rewards checking, Super Now, money market deposits	228,265	—	—	—		—	—	228,265
Time deposits	335,025	69,767	22,178	25,995		3,719	—	456,684
Federal funds purchased and securities sold under agreements to repurchase	32,108	—	—	—		—	—	32,108
Subordinated notes	49,486	—	—	—		—	—	49,486
Other borrowed money	42,317	23,488	8,279	44		—	—	74,128

Total	$687,201	$93,255	$204,447	$26,039		$3,719	$—	$1,014,661

Interest-sensitivity GAP
Periodic GAP	$(104,299)	$66,889	$(67,502)	$91,916		$61,590	$135,128	$183,722

Cumulative GAP	$(104,299)	$(37,410)	$(104,912)	$(12,996)		$48,594	$183,722	$183,722

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.85	1.72	0.67	4.53		17.56	NM	1.18
Cumulative GAP	0.85	0.95	0.89	0.99		1.05	1.18	1.18

Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2010. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Impact of New Accounting Standards
     In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 which amends ASC Topic 820, Fair Value Measurements and Disclosures. This update will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This is effective for financial statements issued for interim and annual periods ending after December 15, 2009. The interim disclosures required by this Update are reported in the notes to our Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was incorporated into ASC Topic 855 Subsequent Events (ASC 855). ASC 855 provides guidance on management’s assessment of subsequent events. The statement is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, Subsequent Events, with some modifications. This statement became effective for our Company on June 15, 2009. The adoption of this statement did not have a material effect on our financial statements. In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, which removed the requirements in ASC 855 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements. This update became effective upon issuance for our Company and the adoption of this update did not have a material effect on our financial statements
     In February 2010, the FASB issued ASU No. 2010-10 which amends ASC Topic 810, Consolidation. The objective of this update is to defer the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities and clarify other aspects of the Statement 167 amendments. As a result of the deferral, a reporting entity will not be required to apply the Statement 167 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for deferral. However, the amendments in this Update do not defer the disclosure requirements in the Statement 167 amendments to Topic 810. This is effective for financial statements issued for the first annual period beginning after November 15, 2009, and for interim periods with the first annual reporting period. The interim disclosures required by this new Update did not have a material effect in the notes to our Company’s consolidated financial statements.
     In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which was subsequently incorporated into ASC Topic 860, Transfers and Servicing. The new guidance amends ASC Topic 860 and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This became effective for the first annual period beginning after November 15, 2009, and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. Our Company follows the requirements of the new guidance, which did not significantly impact our consolidated financial statements or the disclosures presented in our consolidated financial statements.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 1A. Risk Factors	None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3. Defaults Upon Senior Securities	None

Item 4. (Removed and Reserved)	None

Item 5. Other Information	None

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.
Date
May 17, 2010	/s/ James E. Smith
James E. Smith,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 17, 2010	/s/ Richard G. Rose
Richard G. Rose,
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
March 31, 2010 Form 10-Q

Exhibit No.	Description	Page No.
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	40

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	41

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	43

**	Incorporated by reference.