Form 10-Q
period 2010-06-30
HAWTHORN BANCSHARES, INC.
filed 2010-08-13
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 13, 2010 the registrant had 4,474,033 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Loans	$944,652,333	$991,614,007
Allowances for loan losses	(12,231,596)	(14,796,549)

Net loans	932,420,737	976,817,458

Investment in available-for-sale securities, at fair value	167,970,334	152,926,685
Federal funds sold and securities purchased under agreements to resell	178,202	89,752
Cash and due from banks	55,849,897	24,575,943
Premises and equipment — net	37,634,200	38,623,293
Other real estate owned and repossessed assets	14,203,849	8,490,914
Accrued interest receivable	5,933,185	6,625,557
Mortgage servicing rights	2,005,639	2,020,964
Intangible assets — net	1,213,561	1,503,986
Cash surrender value — life insurance	1,960,066	1,929,910
Other assets	20,173,664	22,866,092

Total assets	$1,239,543,334	$1,236,470,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$131,505,268	$135,017,639
Savings, interest checking and money market	392,324,418	354,284,004
Time deposits $100,000 and over	129,039,802	137,860,435
Other time deposits	318,488,783	329,160,719

Total deposits	971,358,271	956,322,797

Federal funds purchased and securities sold under agreements to repurchase	35,168,837	36,645,434
Subordinated notes	49,486,000	49,486,000
Other borrowed money	67,349,774	79,317,302
Accrued interest payable	2,296,948	2,438,121
Other liabilities	5,062,882	4,489,617

Total liabilities	1,130,722,712	1,128,699,271

Stockholders’ equity:
Preferred stock, $1,000 par value Authorized and issued 30,255 shares	28,603,005	28,364,768
Common stock, $1 par value Authorized 15,000,000 shares; issued 4,635,891 and 4,463,813 shares, respectively	4,463,813	4,463,813
Surplus	29,061,855	26,970,745
Retained earnings	48,127,292	50,576,551
Accumulated other comprehensive income, net of tax	2,081,475	912,224
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	108,820,622	107,771,283

Total liabilities and stockholders’ equity	$1,239,543,334	$1,236,470,554

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$13,633,597	$14,547,559	$27,052,073	$28,991,585
Interest on debt securities:
Taxable	1,118,098	1,114,711	2,182,077	2,277,218
Nontaxable	294,553	344,106	620,755	737,722
Interest on federal funds sold and securities purchased under agreements to resell	47	43	83	193
Interest on interest-bearing deposits	21,891	17,617	35,522	32,009
Dividends on other securities	34,750	36,709	85,447	56,268

Total interest income	15,102,936	16,060,745	29,975,957	32,094,995

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	554,453	746,897	1,185,206	1,696,847
Time deposit accounts $100,000 and over	651,252	1,027,274	1,362,634	2,107,520
Other time deposit accounts	1,850,082	2,839,268	3,848,733	5,779,149
Interest on federal funds purchased and securities sold under agreements to repurchase	19,123	18,083	39,663	40,570
Interest on subordinated notes	323,246	628,057	847,546	1,290,103
Interest on other borrowed money	590,653	783,763	1,267,014	1,632,946

Total interest expense	3,988,809	6,043,342	8,550,796	12,547,135

Net interest income	11,114,127	10,017,403	21,425,161	19,547,860
Provision for loan losses	2,150,000	1,404,000	4,655,000	3,154,000

Net interest income after provision for loan losses	8,964,127	8,613,403	16,770,161	16,393,860

NON-INTEREST INCOME
Service charges on deposit accounts	1,427,202	1,455,411	2,723,290	2,833,210
Trust department income	200,644	183,672	379,506	385,319
Gain on sale of mortgage loans, net	297,201	927,129	521,774	1,948,100
Other	524,973	241,278	830,906	405,629

Total non-interest income	2,450,020	2,807,490	4,455,476	5,572,258

NON-INTEREST EXPENSE
Salaries and employee benefits	4,550,320	4,587,388	9,207,441	8,949,670
Occupancy expense, net	604,734	555,158	1,226,406	1,163,435
Furniture and equipment expense	534,611	724,273	1,026,650	1,287,931
FDIC insurance assessment	435,020	983,001	845,198	1,663,782
Legal, examination, and professional fees	336,033	312,624	583,323	673,494
Advertising and promotion	296,834	318,447	575,023	599,718
Postage, printing, and supplies	286,190	277,942	574,356	562,412
Processing expense	856,495	838,031	1,706,860	1,692,779
Other real estate expense	1,506,291	170,944	2,012,746	335,261
Other	913,110	893,669	1,692,381	1,727,727

Total non-interest expense	10,319,638	9,661,477	19,450,384	18,656,209

Income before income taxes	1,094,509	1,759,416	1,775,253	3,309,909
Less income taxes	312,043	555,128	499,019	1,048,990

Net income	782,466	1,204,288	1,276,234	2,260,919
Preferred stock dividends	382,390	382,389	752,173	756,375
Accretion of discount on preferred stock	119,118	119,119	238,237	238,237

Net income available to common shareholders	$280,958	$702,780	$285,824	$1,266,307

Basic earnings per share	$0.06	$0.16	$0.06	$0.28
Diluted earnings per share	$0.06	$0.16	$0.06	$0.28

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated		Total
					other		Stock -
	Preferred	Common		Retained	Comprehensive	Treasury	holders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2009	$28,364,768	$4,463,813	$26,970,745	$50,576,551	$912,224	$(3,516,818)	$107,771,283

Net income	—	—	—	1,276,234	—	—	1,276,234
Change in unrealized gain (loss) on securities:
Unrealized gain on debt and equity securities available-for-sale, net of tax	—	—	—	—	1,145,269	—	1,145,269
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	23,982	—	23,982

Total other comprehensive income							1,169,251

Total comprehensive income							2,445,485

Stock based compensation expense	—	—	48,542	—	—	—	48,542
Accretion of preferred stock discount	238,237	—	—	(238,237)	—	—	—
Stock dividend	—	—	2,042,568	(2,042,568)	—	—	—
Cash dividends declared, preferred stock				(756,375)			(756,375)
Cash dividends declared, common stock	—	—	—	(688,313)	—	—	(688,313)

Balance, June 30, 2010	$28,603,005	$4,463,813	$29,061,855	$48,127,292	$2,081,475	$(3,516,818)	$108,820,622

Balance, December 31, 2008	$27,888,294	$4,298,353	$25,144,323	$51,598,678	$1,005,553	$(3,516,818)	$106,418,383

Net income	—	—	—	2,260,919	—	—	2,260,919
Change in unrealized gain (loss) on securities:
Unrealized loss on debt and equity securities available-for-sale, net of tax	—	—	—	—	(249,861)	—	(249,861)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	24,090	—	24,090

Total other comprehensive loss							(225,771)

Total comprehensive income							2,035,148

Stock based compensation expense	—	—	68,537	—	—	—	68,537
Accretion of preferred stock discount	238,236	—	—	(238,236)	—	—	—
Stock dividend	—	—	1,861,423	(1,861,423)	—	—	—
Cash dividends declared, preferred stock				(1,323,679)			(1,323,679)
Cash dividends declared, common stock	—	—	—	(613,504)	—	—	(613,504)

Balance, June 30, 2009	$28,126,530	$4,298,353	$27,074,283	$49,822,755	$779,782	$(3,516,818)	$106,584,885

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,276,234	$2,260,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,655,000	3,154,000
Depreciation expense	1,005,026	1,052,040
Net amortization of debt securities, premiums, and discounts	283,997	233,688
Amortization of intangible assets	290,425	325,073
Stock based compensation expense	48,542	68,537
Loss on sales and dispositions of premises and equipment	59,621	153,859
Other real estate owned impairment charges	1,234,995	62,535
Decrease (increase) in deferred tax asset, net	1,346,832	(144,340)
Decrease in accrued interest receivable	692,372	429,627
Increase in cash surrender value -life insurance	(30,156)	(36,437)
Decrease in other assets	162,531	446,833
(Decrease) increase in accrued interest payable	(141,173)	456,117
Increase in other liabilities	831,382	1,907,262
Origination of mortgage loans held for sale	(29,524,264)	(102,485,000)
Proceeds from the sale of mortgage loans held for sale	30,046,038	104,433,100
Gain on sale of mortgage loans, net	(521,774)	(1,948,100)
Other, net	23,982	276,060

Net cash provided by operating activities	11,739,610	10,645,773

Cash flows from investing activities:
Net decrease (increase) in loans	27,991,681	(4,323,339)
Purchase of available-for-sale debt securities	(140,268,118)	(71,446,366)
Proceeds from maturities of available-for-sale debt securities	98,037,862	54,907,262
Proceeds from calls of available-for-sale debt securities	28,780,100	13,130,000
Proceeds from sales of FHLB stock	595,200	—
Purchases of premises and equipment	(239,112)	(365,831)
Proceeds from sales of premises and equipment	34,528	574,815
Proceeds from sales of other real estate owned and repossessions	4,802,109	1,514,552

Net cash provided (used) by investing activities	19,734,250	(6,008,907)

Cash flows from financing activities:
Net (decrease) increase in non-interest-bearing demand deposits	(3,512,371)	4,569,698
Net increase in savings, interest checking, and money market accounts	38,040,414	6,030,766
Net (decrease) increase in time deposits	(19,492,569)	18,246,802
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,476,597)	4,063,197
Repayment of other borrowed money	(11,967,528)	(57,387,805)
Cash dividends paid — preferred stock	(756,375)	(613,504)
Cash dividends paid — common stock	(946,430)	(1,737,329)

Net cash used by financing activities	(111,456)	(26,828,175)

Net increase (decrease) in cash and cash equivalents	31,362,404	(22,191,309)
Cash and cash equivalents, beginning of year	24,665,695	53,827,468

Cash and cash equivalents, end of period	$56,028,099	$31,636,159

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,691,969	$12,091,018
Income taxes	200,000	—
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$11,750,040	$1,222,578
Dividends declared — common stock	215,098	455,014
Stock dividend declared	2,042,568	1,861,423

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investments securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Our Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2009 Annual Report to Shareholders under the caption Consolidated Financial Statements and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2009 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of June 30, 2010 and the consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2010 and 2009.
     On July 1, 2010, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on May 19, 2010. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect this change.
Loans and Allowance for Loan Losses
Major classifications in our Company’s loan portfolio at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009

Commercial, financial, and agricultural	$140,226,749	$151,399,300
Real estate construction — residential	37,709,566	38,840,664
Real estate construction — commercial	76,867,712	77,936,569
Real estate mortgage — residential	221,225,906	232,332,124
Real estate mortgage — commercial	433,733,196	453,975,271
Installment loans to individuals	34,700,584	36,966,018
Unamortized loan origination fees and costs, net	188,620	164,061

Total loans	$944,652,333	$991,614,007

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

     As shown in the above table, our Company’s total loans have declined $46,962,000, or 4.7%, since December 31, 2009. Of this decline $7,567,000 represents loans charged-off and $11,750,000 represents loans that were foreclosed on and moved to Other Real Estate Owned and Repossessed Assets. Of the remaining $27,645,000 decrease, $17,788,000 represents payoffs/paydowns of nine large credits.
A summary of impaired loans as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009

Loans classified as impaired:
Non-accrual loans	$45,825,414	$34,153,731
Impaired loans continuing to accrue interest	17,236,149	39,713,014

Total impaired loans	$63,061,563	$73,866,745

Balance of impaired loans with reserves	$30,819,214	$26,294,560
Balance of impaired loans without reserves	32,242,349	47,572,185

Total impaired loans	$63,061,563	$73,866,745

Reserves for impaired loans	$5,779,603	$6,414,729
Average balance of impaired loans during the period	65,626,401	39,048,298
Balance of trouble debt restructured loans included in impaired loans	19,448,526	11,233,326

     The table above shows our Company’s investment in impaired loans at June 30, 2010 and December 31, 2009. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. Although our non-accrual loans significantly increased from $34,153,731 at December 31, 2009 to $45,825,414 at June 30, 2010, total impaired loans decreased $10,805,182. The increase in nonaccrual loans did not impact total impaired loans or reserves for impaired loans as these loans were previously classified as impaired loans continuing to accrue interest, and adequately reserved for at December of 2009. The balance of impaired loans without reserves is 51% of total impaired loans at June 30, 2010 and 64% at December 31, 2009. Management believes the excess value in the collateral was sufficient at June 30, and December 31, and these loans did not require additional reserves.
The following is a summary of the allowance for loan losses for the three and six-months ended June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$14,657,622	$13,159,425	$14,796,549	$12,666,546

Additions:
Provision for loan losses	2,150,000	1,404,000	4,655,000	3,154,000

Total additions	2,150,000	1,404,000	4,655,000	3,154,000

Deductions:
Loans charged off	4,760,386	970,049	7,566,661	2,351,407
Less recoveries on loans	(184,360)	(111,360)	(346,708)	(235,597)

Net loans charged off	4,576,026	858,689	7,219,953	2,115,810

Balance at end of period	$12,231,596	$13,704,736	$12,231,596	$13,704,736

Investment Securities
A summary of investment securities by major category, at fair value, consisted of the following at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

U.S. treasury	$1,027,266	$—
Government sponsored enterprises	51,856,056	44,380,798
Asset-backed securities	82,786,092	69,434,650
Obligations of states and political subdivisions	32,300,920	39,111,237

Total available for sale securities	$167,970,334	$152,926,685

     The asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored agencies such as the FHLMC, FNMA and GNMA. Our Company does not invest in subprime originated mortgage-backed or collateralized debt obligation instruments.
     The amortized cost and fair value of securities classified as available-for-sale at June 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

June 30, 2010
U.S. treasury	$999,793	$27,473	$—	$1,027,266
Government sponsored enterprises	51,209,517	646,892	353	51,856,056
Asset-backed securities	80,006,638	2,883,131	103,677	82,786,092
Obligations of states and political subdivisions	31,558,849	759,555	17,484	32,300,920

Total available for sale securities	$163,774,797	$4,317,051	$121,514	$167,970,334

December 31, 2009
Government sponsored enterprises	$44,059,540	$371,258	$50,000	$44,380,798
Asset-backed securities	68,092,852	1,585,774	243,976	69,434,650
Obligations of states and political subdivisions	38,456,246	708,196	53,205	39,111,237

Total available for sale securities	$150,608,638	$2,665,228	$347,181	$152,926,685

Restricted investments in equity securities, reported in other assets, in the amount of $6,158,350 and $6,753,550 as of June 30, 2010 and December 31, 2009, respectively, are recorded at cost, and consist primarily of Federal Home Loan Bank Stock and our Company’s interest in the statutory trusts.

     The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2010 and December 31, 2009, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value

Due in one year or less	$7,254,405	$7,342,844
Due after one year through five years	57,985,369	58,897,225
Due after five years through ten years	14,900,448	15,262,361
Due after ten years	3,627,937	3,681,812

	83,768,159	85,184,242
Asset-backed securities	80,006,638	82,786,092

Total available for sale investment securities	$163,774,797	$167,970,334

     Debt securities with carrying values aggregating approximately $154,652,847 and $132,322,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
     Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009, were as follows:

	Less than 12 months		12 months or more			Total

					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
	Value	Losses	Value	Losses	Positions	Value	Losses

At June 30, 2010
Government sponsored enterprises	$1,253,906	$(353)	$—	$—	1	$1,253,906	$(353)
Asset-backed securities	9,273,630	(103,677)	—	—	10	9,273,630	(103,677)
Obligations of states and political subdivisions	1,060,656	(13,725)	236,241	(3,759)	6	1,296,897	(17,484)

	$11,588,192	$(117,755)	$236,241	$(3,759)	17	$11,824,433	$(121,514)

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
	Value	Losses	Value	Losses	Positions	Value	Losses

At December 31, 2009
Government sponsored enterprises	$5,943,819	$(50,000)	$—	$—	6	$5,943,819	(50,000)
Asset-backed securities	14,600,160	(243,904)	20,551	(72)	15	14,620,711	$(243,976)
Obligations of states and political subdivisions	3,576,780	(53,205)	—	—	14	3,576,780	(53,205)

	$24,120,759	$(347,109)	$20,551	$(72)	35	$24,141,310	$(347,181)

     Our Company’s available for sale portfolio consisted of approximately 299 securities at June 30, 2010, of which 17 securities were temporarily impaired. Two of these securities have been in the loss position for 12 months or longer. Our Company believes the $4,000 in unrealized losses included in other comprehensive income at June 30, 2010 is attributable to changes in market interest rates and not the credit quality of the issuer and are not considered other-than-temporarily impaired. Our Company does not intend to sell these investments and it is not more likely than not that our Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.
     Our Company’s available for sale portfolio consisted of approximately 305 securities at December 31, 2009. One of these securities had been in the loss position for 12 months or longer. The $72 unrealized loss included in other comprehensive income at December 31, 2009 on this asset-backed security was caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality this investment was not considered other-than-temporarily impaired. As of June 30, 2010, this security was not in the unrealized loss position.

     During the six months ended June 30, 2010 and June 30, 2009, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.
Intangible Assets
A summary of other intangible assets at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$7,060,224	$(5,846,663)	$1,213,561	$7,060,224	$(5,556,238)	$1,503,986
Mortgage servicing rights	2,786,755	(781,116)	2,005,639	2,945,019	(924,055)	2,020,964

Total amortizable intangible assets	$9,846,979	$(6,627,779)	$3,219,200	$10,005,243	$(6,480,293)	$3,524,950

     Changes in the net carrying amount of other intangible assets for the six months ended June 30, 2010 are as follows:

	Core Deposit	Mortgage Servicing
	Intangible Asset	Rights

Balance at December 31, 2009	$1,503,986	$2,020,964
Additions	—	271,651
Amortization	(290,425)	(286,976)

Balance at June 30, 2010	$1,213,561	$2,005,639

Mortgage servicing rights (MSRs) are amortized over the shorter of 7 years or the life of the loan. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At June 30, 2010 and December 31, 2009, no temporary impairment was recognized. The fair value of MSRs is based on the present value of expected cash flows, as further discussed in Fair Value of Financial Instruments. Mortgage loans serviced for others totaled approximately $273,237,000 and $269,475,000 at June 30, 2010 and December 31, 2009, respectively. Included in other noninterest income were real estate servicing fees for the six months ended June 30, 2010 and 2009 of $397,000 and $444,000, respectively.

Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of June 30, 2010 and for the next five years:

	Core Deposit	Mortgage Servicing
	Intangible Asset	Rights

2010	$236,052	$292,024
2011	434,763	440,000
2012	408,062	336,000
2013	134,684	257,000
2014	—	197,000
2015	—	151,000

     The aggregate amortization expense of intangible assets subject to amortization for the three and six-month periods ended June 30, 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Aggregate amortization expense	2010	2009	2010	2009

Core deposit intangible asset	$139,906	$156,530	$290,425	$325,073
Mortgage servicing rights	152,102	271,690	286,976	590,316

Income Taxes
     At June 30, 2010 and December 31, 2009, our Company had $562,000 of gross unrecognized tax benefits that if recognized would affect the effective tax rate. Our Company believes that during 2010 it is reasonably possible that there would be a reduction of $222,000 in gross unrecognized tax benefits as a result of the lapse of statute of limitations for the 2006 tax year. At June 30, 2010, total interest accrued on unrecognized tax benefits was approximately $113,000. As of June 30, 2010, there were no federal or state income tax examinations in process.
     Our Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence, that the deferred tax asset at June 30, 2010 is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.
Employee Benefit Plans
     Employee benefits charged to operating expenses are summarized for the three and six-month periods ended June 30, 2010 in the table below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Payroll taxes	$283,673	$279,697	$605,640	$608,998
Medical plans	393,503	386,819	798,355	757,364
401k match	73,776	69,127	153,788	146,857
Pension plan	216,298	229,001	432,597	458,000
Profit-sharing	—	67,175	72,470	134,350
Other	32,688	31,493	74,016	52,628

Total employee benefits	$999,938	$1,063,312	$2,136,866	$2,158,197

     Our Company provides a noncontributory defined benefit pension plan for all full-time employees. Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2010	2009

Service cost — benefits earned during the year	$844,178	$850,940
Interest cost on projected benefit obligations	556,047	509,482
Expected return on plan assets	(613,659)	(539,283)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	—	(9,075)

Net periodic pension expense — Annual	$865,194	$890,692

Pension expense — three months ended June 30, (actual)	$216,298	$229,001

Pension expense — six months ended June 30, (actual)	$432,597	$458,000

     Our Company made a $1,000,000 contribution to the defined benefit plan in 2009, and the minimum required contribution for 2010 is estimated to be $864,000. Our Company has contributed $366,000 through July 2010.

Stock-Based Compensation
     Our Company’s stock option plan provides for the grant of options to purchase up to 486,720 shares of our Company’s common stock to officers and other key employees of our Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except 10,294 options issued in 2008 that vested immediately.
The following table summarizes our Company’s stock option activity:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)

Outstanding at January 1, 2010*	286,948	$24.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled	—	—

Outstanding at June 30, 2010	286,948	$24.11	$—	4.4

Exercisable at June 30, 2010	239,780	$24.07	$—	3.9

*	Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2010.
     Total stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 was $19,000 and $48,000, respectively, and $31,000 and $68,000, respectively. As of June 30, 2010, the total unrecognized compensation expense related to non-vested stock awards was $120,000 and the related weighted average period over which it is expected to be recognized is approximately three years.
Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$782,466	$1,204,288	$1,276,234	$2,260,919
Other comprehensive income:
Unrealized gain (loss) on securities:
Unrealized gain (loss) on debt and equity securities available-for-sale, net of tax	1,049,068	(150,276)	1,145,269	(249,861)
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost, net of tax	11,991	12,045	23,982	24,090

Total other comprehensive income (loss)	1,061,059	(138,231)	1,169,251	(225,771)

Comprehensive income	$1,843,525	$1,066,057	$2,445,485	$2,035,148

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
     Participation in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 265,471 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with management’s estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrants at June 30, 2010 were $28,603,000 and $2,382,000, respectively.
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
     The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $17.10 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheets and qualify, for regulatory capital purposes, as Tier I capital. Through the six months ended June 30, 2010, our Company had declared and paid dividends in the amount of $756,000 on the preferred stock.
Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the three and six months ending June 30, 2010. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the three and six months ending June 30, 2010.
     The weighted average common and diluted shares outstanding and earnings per share amounts have been adjusted to give effect to the 4% stock dividend on July 1, 2010. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income, basic and diluted	$782,466	$1,204,288	$1,276,234	$2,260,919
Less:
Preferred stock dividends	382,390	382,389	752,173	756,375
Accretion of discount on preferred stock	119,118	119,119	238,237	238,237

Net income available to common shareholders	280,958	702,780	285,824	1,266,307
Average shares outstanding	4,474,033	4,474,033	4,474,033	4,474,033

Average shares outstanding including dilutive stock options	$4,474,033	$4,474,033	$4,474,033	$4,474,033

Net income per share, basic	$0.06	$0.16	$0.06	$0.28
Net income per share, diluted	0.06	0.16	0.06	0.28

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

     The following options and warrant to purchase shares during the three and six months ended 2010 and 2009 were not included in the respective computations of diluted earnings per share because the exercise price, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Anti-dilutive shares — option shares	286,948	286,948	286,948	286,948

Anti-dilutive shares — warrant shares	265,471	265,471	265,471	265,471

Fair Value Measurements
     Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of June 30, 2010 and December 31, 2009 there were no transfers into or out of Level 2.
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

		Fair Value Measurements
		At June 30, 2010 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. treasury	$1,027,266	$—	$1,027,266	$—
Government sponsored enterprises	51,856,056	—	51,856,056	—
Asset-backed securities	82,786,092	—	82,786,092	—
Obligations of states and political subdivisions	32,300,920	—	32,300,920	—

Total	$167,970,334	$—	$167,970,334	$—

		Fair Value Measurements
		At December 31, 2009 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Government sponsored enterprises	$44,380,798	$—	$44,380,798	$—
Asset-backed securities	69,434,650	—	69,434,650	—
Obligations of states and political subdivisions	39,111,237	—	39,111,237	—

Total	$152,926,685	$—	$152,926,685	$—

Valuation methods for instruments measured at fair value on a nonrecurring basis
     Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:
Impaired Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the FASB ASC Topic 310, Accounting by Creditors for Impairment of a Loan. Impaired loans for which an allowance is established are generally based on market prices for similar assets determined through independent appraisals, the fair value of the collateral for a collateral-dependent loan, or in the case of trouble debt restructured loans, impairment is measured by discounting the total expected future cash flows. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2010, our Company identified $30.8 million in impaired loans that had specific allowances for losses aggregating $5.8 million. Related to these loans, there was $6.4 million in charge-offs recorded during 2010. As of December 31, 2009, our Company identified $26.3 million in impaired loans that had specific allowances for losses aggregating $6.4 million. Related to these loans, there was $4.2 million in charge-offs recorded during 2009.
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

		Fair Value Measurements
		At June 30, 2010
		Using
		Quoted Prices
		in Active			Six Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	June 30, 2010
	Fair Value	Assets	Inputs	Inputs	Total Gains
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)
| | | | |
Impaired loans:
Commercial	$727,504	$—	$—	$727,504	$(1,009,093)
Construction — residential	2,342,161	—	—	2,342,161	(324,742)
Construction — commercial	13,878,815	—	—	13,878,815	(64,000)
Real estate — residential	4,497,015	—	—	4,497,015	(2,897,329)
Real estate — commercial	3,594,116	—	—	3,594,116	(2,170,885)

Total	$25,039,611	$—	$—	25,039,611	$(6,466,049)

Other real estate owned and repossessed assets	$14,203,849	$—	$—	$14,203,849	$(1,398,405)

		Fair Value Measurements
		At December 31, 2009 Using
		Quoted Prices
		in Active			Year
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	December 31, 2009
	Fair Value	Assets	Inputs	Inputs	Total Gains
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans:
Commercial	$970,937	$—	$—	$970,937	$(1,043,465)
Construction — residential	1,776,267	—	—	1,776,267	(778,041)
Construction — commercial	272,106	—	—	272,106	(160,727)
Real estate — residential	7,104,961	—	—	7,104,961	(1,914,530)
Real estate — commercial	9,755,560	—	—	9,755,560	(323,522)

Total	$19,879,831	$—	$—	19,879,831	$(4,220,285)

Other real estate owned and repossessed assets	$8,490,914	$—	$—	$8,490,914	$(1,367,207)

For both recurring and nonrecurring fair value measurements, there were no transfers between the various levels for the six months ending June 30, 2010 or the year ended December 31, 2009.
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

Mortgage Servicing Rights
     The fair value of mortgage servicing rights is calculated by pooling loans into buckets of loans having similar characteristics and performing a present value analysis of future cash flows utilizing the current market rate. The buckets are created based on individual loans characteristics such as loan age, note rate, product type, and the investor remittance schedule. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.
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

     A summary of the carrying amounts and fair values of our Company’s financial instruments at June 30, 2010 and December 31, 2009 is as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Assets:
Loans	$932,420,737	$939,313,000	$976,817,458	$984,305,000
Investment in debt securities	167,970,334	167,970,334	152,926,685	152,926,685
Federal fund sold and securities purchased under agreements to resell	178,202	178,202	89,752	89,752
Cash and due from banks	55,849,897	55,849,897	24,575,943	24,575,943
Mortgage servicing rights	2,005,639	2,888,000	2,020,964	2,904,000
Accrued interest receivable	5,933,185	5,933,185	6,625,557	6,625,557

	$1,164,357,994	$1,172,132,618	$1,163,056,359	$1,171,426,937

Liabilities:
Deposits:
Demand	$131,505,268	$131,505,268	$135,017,639	$135,017,639
NOW	173,056,049	173,056,049	139,623,577	139,623,577
Savings	52,399,604	52,399,604	47,637,148	47,637,148
Money market	166,868,765	166,868,765	167,023,279	167,023,279
Time	447,528,585	457,034,000	467,021,154	478,011,000
Federal funds purchased and securities sold under agreements to repurchase	35,168,837	35,168,837	36,645,434	36,645,434
Subordinated notes	49,486,000	21,638,000	49,486,000	18,329,000
Other borrowings	67,349,774	68,105,000	79,317,302	80,557,000
Accrued interest payable	2,296,948	2,296,948	2,438,121	2,438,121

	$1,125,659,830	$1,108,072,471	$1,124,209,654	$1,105,282,198

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
          Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•	competitive pressures among financial services companies may increase significantly,
•	changes in the interest rate environment may reduce interest margins,
•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•	increases in non-performing assets in our loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•	costs or difficulties related to the integration of the business of our Company and its acquisition targets may be greater than expected,
•	legislative or regulatory changes may adversely affect the business in which our Company and its subsidiaries are engaged, including those discussed below in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and
•	changes may occur in the securities markets.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted on July 21, 2010. Provisions of the Act address many issues including, but not limited to, capital, interchange fees, compliance and risk management, debit card overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10 billion, our Company expects the new regulations to reduce our revenues and increase our expenses in the future. Management is currently assessing the impact of this new regulation.
          We have described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.
Overview
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.24 billion in assets at June 30, 2010, and 24 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Bank is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
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
Allowance for Loan Losses
          We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of our Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Collateral values and historical loss experience are significant inputs and estimates used to measure losses within the reserve methodology. The impact and any associated risks related to these policies on our business operations are discussed in the “Lending and Credit Management” section below.
Income Taxes
          Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forward, and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, our Company would reverse the valuation allowance when the realization of the deferred tax asset is expected. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities. Our Company accrues for interest related to income taxes in income tax expense. Total interest expense recognized for the six months ended June 30, 2010 and 2009 was $19,000 and $44,000, respectively. As of June 30, 2010 and December 31, 2009, total accrued interest was $113,000 and $94,000, respectively

SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial information for our Company as of and for each of the three month period ended June 30, 2010. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.
Selected Financial Data

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands, except per share data)	2010	2009	2010	2009

Per Share Data

Basic earnings per common share	$0.06	$0.16	$0.06	$0.28
Diluted earnings per common share	0.06	0.16	0.06	0.28
Dividends paid on preferred stock	378	378	756	613
Amortization of discount on preferred stock	119	119	238	238
Dividends paid on common stock	473	868	946	1,737
Book value per common share			17.93	17.54
Market price common stock			12.05	9.52

Selected Ratios

(Based on average balance sheets)
Return on average total assets	0.25%	0.38%	0.21%	0.36%
Return on average common stockholders’ equity	1.41%	3.56%	0.72%	3.22%
Average common stockholders’ equity to average total assets	6.39%	6.26%	6.38%	6.25%
(Based on end-of-period data)
Efficiency ratio (1)	76.08%	75.34%	75.15%	74.27%
Period-end stockholders’ equity to period-end assets			6.47%	6.24%
Period-end common stockholders’ equity to period-end assets			8.78%	8.48%
Total risk-based capital ratio			17.07	16.18
Tier 1 risk-based capital ratio			14.54	13.68
Leverage ratio			11.31	10.98

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

Results of Operations
Summary

	Three Months				Six Months
	Ended June 30,				Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Net interest income	$11,114	$10,017	$1,097	11.0%	$21,425	$19,548	$1,877	9.6%
Provision for loan losses	2,150	1,404	746	53.1	4,655	3,154	1,501	47.6
Noninterest income	2,450	2,807	(357)	(12.7)	4,455	5,572	(1,117)	(20.0)
Noninterest expense	10,320	9,661	659	6.8	19,450	18,656	794	4.3
Income before income taxes	1,094	1,759	(665)	(37.8)	1,775	3,310	(1,535)	(46.4)

Income taxes	312	555	(243)	(43.8)	499	1,049	(550)	(52.4)

Net income	$782	$1,204	$(422)	(35.0)%	$1,276	$2,261	$(985)	(43.6)%

Less: preferred dividends	382	382			752	757

Less: accretion of discount on preferred stock	119	119	—	—	238	238	—	—

Net income available to common shareholders	$281	$703	$(422)	(60.0)%	$286	$1,266	$(980)	(77.4)%

          Our Company’s consolidated net income of $782,000 for the three months ended June 30, 2010 decreased $422,000, or 35.0%, compared to the three months ended June 30 2009. Our Company recorded preferred stock dividends and accretion on preferred stock of $501,000 in the three months ended June 30, 2010, resulting in $281,000 of net income available to common shareholders, compared to $703,000 for the three months ended June 30, 2009. Diluted earnings per share decreased from $0.16 per common share to $0.06 per common share. Results for the three months ended June 30, 2010 were negatively impacted by the $2,150,000 provision for loan losses compared to $1,404,000 for the same period in 2009. The decrease in noninterest income was primarily due to lower gain on sales of mortgage loans for the three months ended June 30, 2010 in comparison to the same time period in 2009. Our Company experienced substantial real estate refinancing activity that positively impacted noninterest income during 2009. For the three months ended June 30, 2010, the annualized return on average assets was 0.25%, the annualized return on average common shareholders’ equity was 1.41%, and the efficiency ratio was 76.1%. Net interest margin increased from 3.42% to 3.88%. Net interest income, on a tax equivalent basis, increased $1,079,000 or 10.58% from 2009 to 2010.
          Our Company’s consolidated net income of $1,276,000 for the six months ended June 30, 2010 decreased $985,000, or 43.6%, compared to the six months ended June 30, 2009. Our Company recorded preferred stock dividends and accretion on preferred stock of $990,000 in the first six months of 2010, resulting in $286,000 of net income available to common shareholders, compared to $1,266,000 for the first six months of 2009. Diluted earnings per share decreased from $0.28 per common share to $0.06 per common share. Results for the six months ended June 30, 2010 were negatively impacted by the $4,655,000 provision for loan losses compared to $3,154,000 for the same period in 2009. As mentioned above, the decrease in noninterest income was primarily due to lower gain on sales of mortgage loans due to a decrease real estate refinancing activity during the first six months ended June 30, 2010 in comparison to the same time period during 2009. For the six months June 30, 2010, the annualized return on average assets was 0.21%, the annualized return on average common shareholders’ equity was 0.72%, and the efficiency ratio was 75.1%. Net interest margin increased from 3.37% to 3.74%. Net interest income, on a tax equivalent basis, increased $1,848,000 or 9.2% from 2009 to 2010. Total assets at June 30, 2010 were $1,239,543,000, compared to $1,236,470,000 at December 31, 2009, an increase of $3,073,000, or 0.3%.
Net Interest Income
          Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets
          The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,
	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans (2)(4)
Commercial	$144,193	$2,016	5.61%	$153,172	$2,075	5.43%
Real estate construction — residential	39,211	506	5.18	46,939	526	4.49
Real estate construction — commercial	77,201	774	4.02	73,581	859	4.68
Real estate mortgage — residential	229,888	3,223	5.62	285,192	3,546	4.99
Real estate mortgage — commercial	435,181	6,422	5.92	417,074	6,908	6.64
Consumer	35,876	723	8.08	32,386	657	8.14
Investment in securities: (3)
U.S. Treasury	1,000	5	2.01	—	—	—
Government sponsored enterprises	45,209	312	2.77	46,860	436	3.73
Asset backed securities	84,481	786	3.73	63,137	656	4.17
State and municipal	31,882	441	5.55	37,844	523	5.54
Restricted investments	6,247	35	2.25	8,875	37	1.67
Federal funds sold	145	—	—	213	—	—
Interest bearing deposits in other financial institutions	35,876	22	0.25	29,797	37	0.50

Total interest earning assets	1,166,390	15,265	5.25	1,195,070	16,260	5.46
All other assets	96,857			88,850
Allowance for loan losses	(13,835)			(13,311)

Total assets	$1,249,412			$1,270,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$179,887	$257	0.57%	$137,531	$298	0.87%
Savings	52,789	32	0.24	46,116	35	0.30
Money market	168,671	265	0.63	173,652	434	1.00
Time deposits of $100,000 and over	131,508	651	1.99	141,610	1,027	2.91
Other time deposits	320,546	1,851	2.32	367,712	2,839	3.10

Total time deposits	853,401	3,056	1.44	866,621	4,633	2.14
Federal funds purchased and securities sold under agreements to repurchase	33,023	19	0.23	31,612	18	0.23
Subordinated notes	49,486	323	2.62	49,486	628	5.09
Other borrowed money	68,575	591	3.46	79,174	784	3.97

Total interest bearing liabilities	1,004,485	3,989	1.59	1,026,893	6,063	2.37
Demand deposits	129,448			125,834
Other liabilities	7,145			10,727

Total liabilities	1,141,078			1,163,454
Stockholders’ equity	108,334			107,155

Total liabilities and stockholders’ equity	$1,249,412			$1,270,609

Net interest income (FTE)		$11,276			$10,197

Net interest spread			3.66%			3.09%
Net interest margin			3.88%			3.42%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $162,000 and $179,000 for the three months ended June 30, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans (2)(4)
Commercial	$146,211	$4,010	5.53%	$151,854	$4,077	5.41%
Real estate construction — residential	38,979	1,015	5.25	31,826	1,129	7.15
Real estate construction — commercial	77,234	1,431	3.74	50,061	1,865	7.51
Real estate mortgage — residential	230,817	6,473	5.66	207,024	7,200	7.01
Real estate mortgage — commercial	441,870	12,766	5.83	535,724	13,489	5.08
Consumer	36,135	1,418	7.91	32,762	1,278	7.87
Investment in securities: (3)
U.S. Treasury	542	5	1.86	—	—	—
Government sponsored enterprises	45,670	645	2.85	49,244	951	3.89
Asset backed securities	80,971	1,505	3.75	60,155	1,284	4.30
State and municipal	34,294	934	5.49	39,825	1,110	5.62
Restricted investments	6,486	85	2.64	8,875	56	1.27
Federal funds sold	169	—	—	331	—	—
Interest bearing deposits in other financial institutions	33,422	36	0.22	23,734	32	0.27

Total interest earning assets	1,172,800	30,323	5.21	1,191,415	32,471	5.50
All other assets	95,365			88,800
Allowance for loan losses	(14,377)			(13,021)

Total assets	$1,253,788			$1,267,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$178,321	$533	0.60%	$140,585	$634	0.91%
Savings	51,047	64	0.25	45,258	71	0.32
Money market	169,081	588	0.70	175,466	992	1.14
Time deposits of
$100,000 and over	133,827	1,720	2.59	140,083	2,108	3.03
Other time deposits	323,733	3,491	2.17	362,293	5,779	3.22

Total time deposits	856,009	6,396	1.51	863,685	9,584	2.24
Federal funds purchased and securities sold under agreements to repurchase	33,377	40	0.24	30,485	40	0.26
Subordinated notes	49,486	848	3.46	49,486	1,290	5.26
Other borrowed money	73,081	1,267	3.50	84,078	1,633	3.92

Total interest bearing liabilities	1,011,953	8,551	1.70	1,027,734	12,547	2.46
Demand deposits	126,290			122,247
Other liabilities	7,108			10,001

Total liabilities	1,145,351			1,159,982
Stockholders’ equity	108,437			107,212

Total liabilities and stockholders’ equity	$1,253,788			$1,267,194

Net interest income (FTE)		$21,772			$19,924

Net interest spread			3.51%			3.04%
Net interest margin			3.74%			3.37%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $347,000 and $376,000 for the three months ended June 30, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

Comparison of the three months ended June 30, 2010 and 2009
          Financial results for the second quarter of 2010 compared to 2009 included an increase in net interest income, on a tax equivalent basis of $1,079,000, or 10.6%. Average interest-earning assets decreased $28,680,000, or 2.4%, to $1,166,390,000 for the three months ended June 30, 2010 compared to $1,195,070,000 for the three months ended June 30, 2009. Average interest bearing liabilities decreased $22,408,000, or 2.18%, to $1,004,485,000 for the three months ended June 30, 2010 compared to $1,026,893,000 for the three months ended June 30, 2009.
          Average loans outstanding decreased $46,794,000 or 4.6% to $961,550,000 for the three months ended 2010 compared to $1,008,344,000 for the three months ended June 30, 2009. See the Lending and Credit Management section below for further discussion. The following is a summary of the changes in average loan balance by major category:

	Three Months Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Average loans:
Commercial	$144,193	$153,172	$(8,979)	(5.9)%
Real estate construction — residential	39,211	46,939	(7,728)	(16.5)
Real estate construction — commercial	77,201	73,581	3,620	4.9
Real estate mortgage — residential	229,888	285,192	(55,304)	(19.4)
Real estate mortgage — commercial	435,181	417,074	18,107	4.3
Consumer	35,876	32,386	3,490	10.8

Total	$961,550	$1,008,344	$(46,794)	(4.6)%

          Average investment securities and federal funds sold increased $14,664,000, or 9.9%, to $162,718,000 for the three months ended June 30, 2010 compared to $148,054,000 for the three months ended June 30, 2009. Average interest bearing deposits increased $6,079,000 to $35,876,000 for the three months ended June 30, 2010 compared to $29,797,000 for the three months ended June 30, 2009. See the Liquidity Management section below for further discussion.
          The overall decrease in average interest bearing liabilities was due to a decrease in time deposits and other borrowed money. Average time deposits decreased $13,220,000, or 1.5%, to $853,401,000 for the three months ended June 30, 2010 compared to $866,621,000 for the three months ended June 30, 2009. Average other borrowed money decreased $10,599,000, or 13.4%, to $68,575,000 for the three months ended June 30, 2010 compared to $79,174,000 for the three months ended June 30, 2009. The decrease reflects a net decrease in Federal Home Loan Bank advances.
Comparison of the six months ended June 30, 2010 and 2009
          Financial results for the six months ended June 30, 2010 compared to 2009 included an increase in net interest income, on a tax equivalent basis of $1,848,000, or 9.3%. Average interest-earning assets decreased $18,615,000, or 1.6%, to $1,172,800,000 for the six months ended June 30, 2010 compared to $1,191,415,000 for the six months ended June 30, 2009. Average interest bearing liabilities decreased $15,781,000, or 1.54%, to $1,011,953,000 for the six months ended June 30, 2010 compared to $1,027,734,000 for the six months ended June 30, 2009.
          Average loans outstanding decreased $38,005,000 or 3.8% to $971,246,000 for the six months ended 2010 compared to $1,009,251,000 for the six months ended June 30, 2009. See the Lending and Credit Management section below for further discussion. The following is a summary of the changes in average loan balance by major category:

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Average loans:
Commercial	$146,211	$151,854	$(5,643)	(3.7)%
Real estate construction — residential	38,979	31,826	7,153	22.5
Real estate construction — commercial	77,234	50,061	27,173	54.3
Real estate mortgage — residential	230,817	207,024	23,793	11.5
Real estate mortgage — commercial	441,870	535,724	(93,854)	(17.5)
Consumer	36,135	32,762	3,373	10.3

Total	$971,246	$1,009,251	$(38,005)	(3.8)%

          Average investment securities and federal funds sold increased $12,091,000, or 8.1%, to $161,646,000 for the six months ended June 30, 2010 compared to $149,555,000 for the six months ended June 30, 2009. Average interest bearing deposits increased $9,688,000 to $33,422,000 for the six months ended June 30, 2010 compared to $23,734,000 for the six months ended June 30, 2009. See the Liquidity Management section below for further discussion.
          The overall decrease in average interest bearing liabilities was due to a decrease in time deposits and other borrowed money. Average time deposits decreased $7,676,000, or 0.9%, to $856,009,000 for the six months ended June 30, 2010 compared to $863,685,000 for the six months ended June 30, 2009. Average federal funds purchased and securities sold under agreements to repurchase increased $2,892,000, or 9.5%, to $33,377,000 for 2010 compared to $30,485,000 for 2009. The increase consisted of $3,167,000 increase in repurchase agreements, and a $275,000 decrease in federal funds purchased. Average other borrowed money decreased $10,997,000, or 13.1%, to $73,081,000 for 2010 compared to $84,078,000 for 2009. The decrease in 2010 reflects a net decrease in Federal Home Loan Bank advances.

Rate and volume analysis
          The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2010 compared to June 30, 2009. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 vs. 2009			2010 vs. 2009
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(59)	$(122)	$63	$(67)	$(151)	$84
Real estate construction — residential	(20)	(94)	74	(114)	223	(337)
Real estate construction — commercial	(85)	40	(125)	(434)	748	(1,182)
Real estate mortgage — residential	(323)	(741)	418	(727)	767	(1,494)
Real estate mortgage — commercial	(486)	291	(777)	(723)	(2,552)	1,829
Consumer	66	71	(5)	140	133	7
Investment securities:
U.S. Treasury	5	—	5	5	—	5
Government sponsored entities	(124)	(15)	(109)	(306)	(65)	(241)
Asset backed securities	130	204	(74)	221	402	(181)
State and municipal(2)	(82)	(82)	—	(176)	(151)	(25)
Restricted investments	(2)	(13)	11	29	(18)	47
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	(15)	7	(22)	4	11	(7)

Total interest income	(995)	(454)	(541)	(2,148)	(653)	(1,495)

Interest expense:
NOW accounts	(41)	77	(118)	(101)	145	(246)
Savings	(3)	5	(8)	(7)	8	(15)
Money market	(169)	(12)	(157)	(404)	(35)	(369)
Time deposits of 100,000 and over	(376)	(69)	(307)	(388)	(91)	(297)
Other time deposits	(988)	(333)	(655)	(2,288)	(566)	(1,722)
Federal funds purchased and securities sold under agreements to repurchase	1	1	—	—	4	(4)
Subordinated notes	(305)	—	(305)	(442)	—	(442)
Other borrowed money	(193)	(98)	(95)	(366)	(201)	(165)

Total interest expense	(2,074)	(429)	(1,645)	(3,996)	(736)	(3,260)

Net interest income on a fully taxable equivalent basis	$1,079	$(25)	$1,104	$1,848	$83	$1,765

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $162,000 and $347,000, and $179,000 and $376,000 for the three and six months ended June 30, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
          Net interest income on a fully taxable equivalent basis increased $1,079,000, or 10.6%, to $11,276,000 for the three months ended June 30, 2010 compared to $10,197,000 for the three months ended June 30, 2009. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.42% for the three months ended June 30, 2009 to 3.88% for the three months ended June 30, 2010. This increase is primarily the result of a decrease in average earning liabilities. Our Company’s net interest spread increased from 3.09% during the three months ended June 30, 2009 to 3.66% during the same time period in 2010. While our Company was able to decrease the rate paid on interest bearing liabilities to 1.59% during the three months ended June 30, 2010 from 2.37% during the same time period in 2009, this decrease was partially offset by a decrease in the rates earned on interest bearing assets from 5.46% in 2009 to 5.25% in 2010.

          Net interest income on a fully taxable equivalent basis increased $1,848,000, or 9.3%, to $21,772,000 for the six months ended June 30, 2010 compared to $19,924,000 for the six months ended June 30, 2009. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.37% for the six months ended June 30, 2009 to 3.74% for the six months ended June 30, 2010. This increase is primarily the result of a decrease in average earning liabilities. Our Company’s net interest spread increased from 3.04% during the six months ended June 30, 2009 to 3.51% during the same time period in 2010. While our Company was able to decrease the rate paid on interest bearing liabilities to 1.70% during the six months ended June 30, 2010 from 2.46% during the same time period in 2009, this decrease was partially offset by a decrease in the rates earned on interest bearing assets from 5.50% in 2009 to 5.21% in 2010.
Non-interest Income and Expense
Non-interest income

		Three Months				Six Months
	Ended June 30,				Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Non-interest Income
Service charges on deposit	$1,427	$1,455	$(28)	(1.9)%	$2,723	$2,833	$(110)	(3.9)%
Trust department income	201	184	17	9.2	380	385	(5)	(1.3)
Gain on sales of mortgage loans	297	927	(630)	(68.0)	522	1,948	(1,426)	(73.2)
Other	525	241	284	117.8	831	406	425	104.7

Total non-interest income	$2,450	$2,807	$(357)	(12.7)%	$4,456	$5,572	$(1,116)	(20.0)%

Non-interest income as a % of total revenue*	18.1%	21.9%			17.2%	22.2%
Total revenue per full time equivalent employee	$38.6	$36.0			$73.7	$70.6

*	Total revenue is calculated as net interest income plus non-interest income
Three Months Ended June 30, 2010 and 2009
          Noninterest income for the three months ended June 30, 2010 was $2,450,000 compared to $2,807,000 for the three months ended June 30, 2009, resulting in a $357,000, or 12.7%, decrease. The decrease was primarily the result of a $630,000 decrease in the gains on sales of mortgage loans due to decreased refinancing activity. Other income increased $284,000, or 117.8%, to $525,000 compared to the prior period, primarily due to a $178,000 increase in credit card income, of which $167,000 was due to a nonmaterial correction, $119,000 decrease in amortization of mortgage loan servicing rights offset by a $13,000 decrease in real estate servicing fees.
Six Months Ended June 30, 2010 and 2009
          Noninterest income for the six months ended June 30, 2010 was $4,456,000 compared to $5,572,000 for the six months ended June 30, 2009, resulting in a $1,116,000, or 20.0%, decrease. The decrease was primarily the result of a $1,426,000 decrease in the gains on sales of mortgage loans due to decreased refinancing activity. Other income increased $425,000, or 104.7%, to $831,000 compared to the prior period, primarily due to a $185,000 increase in credit card income, of which $167,000 was due to a nonmaterial correction, $303,000 decrease in amortization of mortgage loan servicing rights offset by a $47,000 decrease in real estate servicing fees.

Non-interest expense

		Three Months				Six Months
	Ended June 30,				Ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Non-interest Expense
Salary expense	$3,550	$3,524	$26	0.7%	$7,071	$6,792	$279	4.1%
Employee benefits	1,000	1,063	(63)	(5.9)	2,137	2,158	(21)	(1.0)
Occupancy expense, net	605	555	50	9.0	1,226	1,163	63	5.4
Furniture and equipment expense	535	724	(189)	(26.1)	1,027	1,288	(261)	(20.3)
FDIC insurance assessment	435	983	(548)	(55.7)	845	1,664	(819)	(49.2)
Legal, examination, and professional fees	336	313	23	7.3	583	673	(90)	(13.4)
Advertising and promotion	297	318	(21)	(6.6)	575	600	(25)	(4.2)
Postage, printing, and supplies	286	278	8	2.9	574	562	12	2.1
Processing expense	857	838	19	2.3	1,707	1,693	14	0.8
Other real estate expense	1,506	171	1,335	780.7	2,013	335	1,678	500.9
Other	913	894	19	2.1	1,692	1,728	(36)	(2.1)

Total non-interest expense	$10,320	$9,661	$659	6.8%	$19,450	$18,656	$794	4.3%

Efficiency ratio	76.1%	75.3%			75.2%	74.3%
Salaries and benefits as a % of total non-interest expense	44.1%	47.5%			47.3%	48.0%
Number of full-time equivalent employees					351	356

Three Months Ended June 30, 2010 and 2009
          Noninterest expense for the three months ended June 30, 2010 was $10,320,000 compared to $9,661,000 for the three months ended June 30, 2009 resulting in a $659,000, or 6.8%, increase. Employee benefits expense decreased $63,000, or 5.9%, furniture and equipment expenses decreased $189,000, or 26.1%, Federal Deposit Insurance Corporation (FDIC) insurance assessment decreased $548,000, or 55.7%, and other real estate expense increased $1,335,000, or 780.7%. The decrease in employee benefits expense was primarily due to a $63,000 decrease in our Company’s profit sharing accrual. The decrease in the FDIC insurance assessment is a result an increase in a special assessment during the second quarter of 2009. The $1,335,000 increase in other real estate expense reflects expenses incurred on the maintenance and preparation for sale on the increase in foreclosed property, including $1,172,000 in impairment charges compared to $62,000 during 2009.
Six Months Ended June 30, 2010 and 2009
          Noninterest expense for the six months ended June 30, 2010 was $19,450,000 compared to $18,656,000 for the six months ended June 30, 2009 resulting in a $794,000, or 4.3%, increase. Salary expense increased $279,000, or 4.1%, furniture and equipment expenses decreased $261,000, or 20.3%, Federal Deposit Insurance Corporation (FDIC) insurance assessment decreased $819,000, or 49.2%, and other real estate expense increased $1,678,000, or 500.9%. The increase in salary expense is a result of $270,000 increase in salaries, $156,000 decrease in incentives, and $185,000 decrease in deferred loan costs. The decrease in furniture and equipment expense primarily was due to a $186,000 net loss on the sale of one of our Company’s branch buildings in June of 2009. The decrease in the FDIC insurance assessment is a result of a decrease in the estimated expense accrued during 2010 in comparison to 2009 and an increase in special assessments during 2009. The $1,678,000 increase in other real estate expense reflects expenses incurred on the maintenance and preparation for sale on the increase in foreclosed property, including $1,235,000 in impairment charges compared to $62,000 during 2009.
Income Taxes
          Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 28.5% for the three months ended June 30, 2010 compared to 31.6% for the three months ended June 30, 2009. The effective tax rate during the second quarter of 2010 reflects the increase in tax-exempt income as a percentage of total taxable income.

          Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 28.1% for the six months ended June 30, 2010 compared to 31.7% for the six months ended June 30, 2009. The effective tax rate during the second quarter of 2010 reflects the increase in tax-exempt income as a percentage of total taxable income.
Lending and Credit Management
          Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 75.2% of total assets as of June 30, 2010 compared to 79.0% as of December 31, 2009.
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

	June 30,		December 31,
(In thousands)	2010		2009

	Amount	%	Amount	%

Commercial, financial, and agricultural	$140,227	14.8%	$151,399	15.3%
Real estate construction — residential	37,710	4.0	38,841	3.9
Real estate construction — commercial	76,868	8.1	77,937	7.9
Real estate mortgage — residential	221,226	23.4	232,332	23.4
Real estate mortgage — commercial	433,733	45.9	453,975	45.8
Installment loans to individuals	34,700	3.7	36,966	3.7
Deferred fees	188	0.0	164	0.0

Total loans	$944,652	100.0%	$991,614	100.0%

          Our Company’s loan portfolio decreased $46,962,000, or 4.7%, from December 31, 2009 to June 30, 2010. This decrease was primarily a result of a decrease in commercial loans of $11,170,000, or 7.4%, a decrease in real estate mortgage — residential loans of $11,106,000, or 4.8%, a decrease in real estate mortgage — commercial loans of $20,242,000, or 4.5%, and a decrease in individual consumer loans of $2,266,000, or 6.1%. The decrease in commercial loans primarily reflects the payoff of two large commercial credits. The decrease in individual consumer loans reflects the payoff of one large consumer loan which was secured by a Bank certificate of deposit. In addition we had other large payoffs totaling approximately $4,262,000 in other categories. Also contributing to the decrease in total loans were gross charge-offs of $7,567,000 and $11,750,000 of assets transferred from loans to other real estate owned and repossessed assets. During the current down-turn in the economy, management continues to focus on the improvement of asset quality. Management has tightened underwriting standards and is focused on lending to credit worthy borrowers with the capacity to service the debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to our Company. The decrease in lending activities in the real estate construction market also reflects the slow down in the housing industry and residential construction industry as well as foreclosures on various residential construction properties. Construction lending will continue to be closely monitored.
          Our Company does not extend credit to sub-prime residential real estate markets. While much publicity has been directed at this market during recent years, our Company extends credit to its local community market through traditional mortgage products.
          Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At June 30, 2010 our Company was servicing approximately $273,237,000 of loans sold to the secondary market.

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
Provision and Allowance for Loan Losses
          The provision for loan losses increased $1,501,000 or 47.6% to $4,655,000 for the six months ended June 30, 2010 compared to $3,154,000 for the six months ended June 30, 2009. The current economy has contributed to the deterioration of collateral values. Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level adequate to cover probable losses in the loan portfolio. However, due to charge offs taken during the first six months of 2010, the allowance for loan losses decreased to $12,232,000 or 1.3% of loans outstanding at June 30, 2010 compared to $14,797,000 or 1.5% of loans outstanding at December 31, 2009. The allowance for loan losses expressed as a percentage of nonperforming loans was 24.0% at June 30, 2010 and 34.9% at December 31, 2009.
          The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
| | | |
Provision for loan losses	$2,150	$1,404	$4,655	$3,154

Net loan charge-offs:
Commercial, financial, and agricultural	612	165	1,104	260
Real estate construction — residential	(22)	374	259	561
Real estate construction — commercial	22	—	101	289
Real estate mortgage — residential	1,591	86	3,319	692
Real estate mortgage — commercial	2,319	166	2,337	206
Installment loans to individuals	54	67	100	108

Total net loan charge-offs	$4,576	$858	$7,220	$2,116

          As shown in the table above, our Company experienced net loan charge-offs of $7,220,000 during the first six months of 2010 and $2,116,000 during the first six months of 2009. Net charge offs on commercial, financial, and agricultural loans increased $844,000 from June 30, 2009 to June 30, 2010, and was primarily due to two write-downs taken on two loans to reflect current collateral values. Net charge offs on real estate mortgage — residential properties increased $2,627,000 from June 30, 2009 to June 30, 2010 and was primarily due to write-downs taken on foreclosed properties, from one significant customer relationship, to reflect current collateral values. Net charge offs on real estate mortgage — commercial properties increased $2,131,000 from June 30, 2009 to June 30, 2010 and was primarily due to write-downs taken on four loans to reflect current collateral values. The ratio of annualized total net loan charge-offs to total average loans was .21% at June 30, 2009 compared to .74% at June 30, 2010.
          Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and restructured troubled loans totaled $62,132,000 or 6.58% of total loans at June 30, 2010 compared to $42,347,000 or 4.27% of total loans at December 31, 2009.
The following table summarizes our Company’s nonperforming assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Nonaccrual loans:
Commercial, financial, and agricultural	$1,369	$2,067
Real estate construction — residential	3,187	2,678
Real estate construction — commercial	20,435	9,277
Real estate mortgage — residential	5,662	6,692
Real estate mortgage — commercial	15,023	13,161
Installment loans to individuals	149	279

Total nonaccrual loans	45,825	34,154

Loans contractually past — due 90 days or more and still accruing:
Commercial, financial, and agricultural	201	2
Real estate mortgage — residential	83	—
Real estate mortgage — commercial	23	—
Installment loans to individuals	2	—

Total loans contractually past -due 90 days or more and still accruing	309	2
Troubled debt restructured loans	15,998	8,191

Total nonperforming loans	62,132	42,347
Other real estate and repossessions	14,204	8,491

Total nonperforming assets	$76,336	$50,838

Loans	$944,652	$991,614
Allowance for loan losses to loans	1.29%	1.49%	%
Nonperforming loans to loans	6.58%	4.27%	%
Allowance for loan losses to nonperforming loans	19.69%	34.94%	%
Nonperforming assets to loans and foreclosed assets	7.95%	5.08%	%

          It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibles of such principal; otherwise, such receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $1,278,000 and $645,000 for the six months ended June 30, 2010 and 2009, respectively. Approximately $4,000 and $21,000 was recorded as interest income on such loans for the six months ended June 30, 2010 and 2009, respectively.
          Total non-accrual loans at June 30, 2010 increased $11,671,000 from December 31, 2009. The increase resulted primarily from an increase of $11,158,000 in construction — commercial non-accrual loans. This increase primarily represents four commercial customers with balances totaling $14,352,000. Although our non-accrual loans significantly increased from $34,154,000 at December 31, 2009 to $45,825,000 at June 30, 2010, total impaired loans decreased $10,805,000. The increase in nonaccrual loans did not impact total impaired loans or reserves for impaired loans as these loans were previously classified as impaired and adequately reserved for at December of 2009. The balance of impaired loans without reserves is 51% of total impaired loans at June 30, 2010 and 64% at December 31, 2009. Management believes the excess value in the collateral was sufficient at June 30, and December 31, and these loans did not require additional reserves.

          Loans past due 90 days and still accruing interest increased $307,000 from December 31, 2009 to June 30, 2010. Foreclosed real estate and other repossessions increased $5,713,000 to $14,204,000. At June 30, 2010, loans classified as troubled debt restructured loans (TDR) totaled $19,449,000, of which $3,451,000 was on non-accrual status and $15,998,000 was on accrual status. At December 31, 2009, loans classified as TDR totaled $11,233,000, of which $3,042,000 was on non-accrual status and $8,191,000 was on accrual status. The increase in TDR loans is primarily reflected by one large hotel credit of $11,091,000.
          The ratio of nonperforming loans to loans increased from 4.27% at December 31, 2009 to 6.58% at June 30, 2010. Our Company has experienced an increase in its loan delinquencies much like the rest of the banking industry as current economic conditions negatively impact our borrowers’ ability to keep their debt payments current.
           The increase in the levels of charge offs has contributed to the decrease in the ratio of allowance for loan losses to nonperforming loans from 46.56% at June 30, 2009 to 34.94% at December 31, 2009, and to 19.69% at June 30, 2010. Management believes that based on detailed analysis of each nonperforming credit and the value of any associated collateral that the allowance for loan losses at June 30, 2010 is sufficient to cover probable losses in the nonperforming loans.
          A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due — both principal and interest — according to the contractual terms of the loan agreement. In addition to nonaccrual loans at June 30, 2010 included in the table above, which were considered impaired, management has identified additional loans totaling approximately $17,236,000 which were not included in the nonaccrual table above but are considered by management to be impaired compared to $39,713,000 at December 31, 2009. Management has allocated $795,000 of reserves for these credits.
          Once a loan has been identified as impaired, management generally measures impairment based upon the fair value of the underlying collateral. In general, market prices for loans in our portfolio are not available, and we have found the fair value of the underlying collateral to be more readily available and reliable than discounting expected future cash flows to be received. Once the fair value of collateral has been determined and the impairment amount calculated, a specific reserve allocation is made. At June 30, 2010, $5,780,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $63,062,000. Based on detailed analysis of all impaired loans, management has determined that of approximately $63,062,000 of impaired loans, $32,242,000 require no reserve allocation due to excess collateral valuations.
          As of June 30, 2010 and December 31, 2009 approximately $17,680,000 and $15,944,000, respectively, of loans not included in the table above have been classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $1,736,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems as well as some deterioration in collateral value. Management elected to allocate non-specific reserves to these credits based upon the inherent risk present. This increase in reserves was the result of our Company’s internal loan review process which assesses credit risk.
          The allowance for loan losses is available to absorb probable loan losses regardless of the category of loan to be charged off. The allowance for loan losses consists of asset-specific reserves, and reserves based on expected loss estimates and unallocated reserves.
          The asset-specific component applies to loans evaluated individually for impairment and is based on management’s best estimate of proceeds from liquidating collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management’s estimate.
          The expected loss component is generally determined by applying percentages to pools of loans by asset type. These percentages are determined by using a combination of average historical loss percentages and migration analysis. These expected loss estimates are sensitive to changes in delinquency status, realizable value of collateral, and other risk factors.
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
The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2010	2009
| |
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,157	$2,773
Real estate construction — residential	1,074	348
Real estate construction — commercial	2,071	1,740
Real estate mortgage — residential	2,929	3,488
Real estate mortgage — commercial	3,083	4,693
Installment loans to individuals	247	380
Unallocated	671	1,375

Total	$12,232	$14,797

          At June 30, 2010, management allocated $11,561,000 of the $12,232,000 total allowance for loan losses to specific loans and loan categories and $671,000 was unallocated. At December 31, 2009, management allocated $13,422,000 of the $14,497,000 total allowance for loan losses to specific loans and loan categories and $1,375,000 was unallocated. The decrease in the portion of the allowance for loan losses related to non asset-specific reserves is the result of management analyzing and assessing this portion of the allowance for loan losses on a more detailed level by homogeneous loan categories for loans not considered impaired. Such analysis measured reserve requirements based on historical loss experiences of loans in those individual categories and therefore provided a more robust reserve methodology. Such reserve methodology considers the loss experience for certain types of loans and loan grades for the past two years. Given the enhancements to the methodology for historical loss experience, the unallocated reserves for certain qualitative factors have been reduced accordingly. Management considers the non asset-specific portion of the allowance for loan losses at June 30, 2010 to be adequate as part of the over all reserves to cover losses in the loan portfolio not identified by specific loss methodologies.
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
Financial Condition
          Total assets increased $3,073,000 or 0.3% to $1,239,543,000 at June 30, 2010 compared to $1,236,470,000 at December 31, 2009. Earning assets at June 30, 2010 were $1,157,253,000 and consisted of 81.6% in loans and 14.5% in available for sale investment securities, compared to 85.9% and 13.3%, respectively at December 31, 2009. Total liabilities increased $2,023,000 or 0.2% to $1,130,723,000 compared to $1,128,699,000 at December 31, 2009. Stockholders’ equity increased $1,150,000 or 1.1% to $108,921,000 compared to $107,771,000 at December 31, 2009.
          As described in further detail in the “Lending and Credit Management” section above, during the first six months of 2010, total period end loans decreased $46,962,000 to $944,652,000 at June 30, 2010 compared to $991,614,000 at December 31, 2009. This decrease was primarily the result of an $11,172,000 decrease in commercial loans, an $11,106,000 decrease in real estate — residential loans, a $20,242,000 decrease in real estate — commercial loans, and a $2,265,000 decrease in consumer loans.
          Investment in debt securities classified as available-for-sale, excluding fair value adjustments, increased $13,166,000 or 8.7% to $163,775,000 at June 30, 2010 compared to $150,609,000 at December 31, 2009. The net increase primarily consisted of an increase in mortgage-backed securities of $11,914,000, an increase in federal agency securities of $7,150,000, partially offset by a $6,897,000 reduction in municipal obligations.

          Total deposits increased $15,035,000 or 1.6% to $971,358,000 at June 30, 2010 compared to $956,323,000 at December 31, 2009. The increase is primarily a result of an increase in public fund deposits.
          Federal funds purchased and securities sold under agreements to repurchase decreased $1,476,000 or 4.0% to $35,169,000 at June 30, 2010 compared to $36,645,000 at December 31, 2009. The decrease consisted of a $4,980,000 decrease in federal funds purchased partially offset by a $3,503,000 increase in repurchase agreements compared to December 31, 2009.
          Other borrowed money decreased $11,967,000 or 15.1% to $67,350,000 at June 30, 2010 compared to $79,317,000 at December 31, 2009. The decrease reflects the repayment of Federal Home Loan Bank advances. There were no new Federal Home Loan Bank advances during the first six months of 2010.
          Stockholders’ equity increased $1,049,000 or 1.0% to $108,820,000 at June 30, 2010 compared to $107,771,000 at December 31, 2009. The increase in stockholders’ equity reflects net income of $1,276,000 less cash dividends declared of $1,445,000, a $1,145,000 change in unrealized holding gains, net of taxes, on investment in debt securities available-for-sale, $24,000 amortization of prior service cost for defined benefit plan, and a $48,000 increase, net of taxes, related to stock option compensation expense.
No material changes in our Company’s liquidity or capital resources have occurred since June 30, 2010.
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
          Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009

Liquid assets:
Federal funds sold	$178	$90
Federal Reserve — excess reserves	38,295	2,216
Available for sale investments securities	167,970	152,927

Total	$206,443	$155,233

          Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $167,970,000 at June 30, 2010 and included an unrealized net gain of $4,195,000. The portfolio includes maturities of approximately $13,582,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base. Our Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank.

At June 30, 2010, total investment securities pledged for these purposes were as follows:

June 30,
(dollars in thousands)	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,303
Repurchase agreements	50,168
Other Deposits	101,182

Total pledged, at fair value	$154,653

          At June 30, 2010, our Company’s unpledged securities in the available for sale portfolio totaled approximately $13,317,000.
          Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At June 30, 2010, such deposits totaled $523,830,000 and represented 53.9% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $447,528,000 at June 30, 2010.
          These accounts are normally considered more volatile and higher costing representing 46.1% of total deposits at June 30, 2010.

	June 30,	December 31,
(dollars in thousands)	2010	2009

Core deposit base:
Non-interest bearing demand	$131,505	$135,018
Interest checking	173,056	139,624
Savings and money market	219,269	214,660

Total	$523,830	$489,302

          Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009

Borrowings:
Federal funds purchased	$—	$4,980
Securities sold under agreements to repurchase	35,169	31,665
FHLB advances	67,350	79,317
Subordinated notes	49,486	49,486

Total	$152,005	$165,448

          Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of June 30, 2010, under agreements with these unaffiliated banks, the Bank may borrow up to $35,911,000 in federal funds on an unsecured basis and $8,862,000 on a secured basis. There were no federal funds purchased outstanding at June 30, 2010. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At June 30, 2010 there was $32,098,000 in repurchase agreements and $3,071,000 in a term repurchase agreement due July 2010. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at the current quarter end. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2010, the Bank had $67,350,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
          Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at June 30, 2010:

	June 30, 2010
(dollars in thousands)	FHLB	Federal Reserve	Other

Collateral value pledged	$284,157	$3,303	$7,518
Advances outstanding	(67,350)	—	—

Total	$216,807	$3,303	$7,518

Sources and Uses of Funds
     Cash and cash equivalents were $56,028,000 at June 30, 2010 compared to $24,666,000 at December 31, 2009. The $31,362,000 increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statements of cash flows for the six months ended June 30, 2010. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $11,740,000 during the first six months of 2010. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, provided cash of $19,734,000. The cash outflow primarily consisted of purchases of $140,268,000 of investment securities offset by a $27,992,000 decrease in the loan portfolio, $126,818,000 in proceeds from maturities, calls, and pay-downs of investment securities, and $4,802,000 in proceeds from sales of other real estate owned and repossessions. Financing activities used total cash of $111,000, resulting primarily from $11,968,000 repayments of FHLB advances, $23,005,000 decrease in demand and time deposits, $1,703,000 decrease in dividends paid, and $1,476,000 decrease in federal funds purchased and securities sold under agreements to repurchase, partially offset by a $38,040,000 increase in interest-bearing transaction accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2010.
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
     In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. Our Company had $120,872,000 in unused loan commitments and standby letters of credit as of June 30, 2010. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.
     Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. During the six months ended June 30, 2010 and 2009, our Company paid cash dividends to its common and preferred shareholders totaling $1,703,000 and $2,351,000. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. For the first six months ended June 30, 2010, the Bank declared and paid dividends of $1,200,000. At June 30, 2010 and December 31, 2009, our Company had cash and cash equivalents totaling $11,726,000 and $14,738,000 respectively.
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

     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of June 30, 2010 and December 31, 2009, our Company and our Bank each meet all capital adequacy requirements to which they are subject.
     The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010
Total capital (to risk-weighted assets):
Company	$165,663	17.07%	$77,640	8.00%	—	—
Hawthorn Bank	136,476	14.33	76,210	8.00	$95,263	10.00%

Tier I capital (to risk-weighted assets):
Company	$141,101	14.54	$38,820	4.00%	—	—
Hawthorn Bank	124,712	13.09	38,105	4.00	$57,158	6.00%

Tier I capital (to adjusted average assets):
Company	$141,101	11.31	$37,435	3.00%	—	—
Hawthorn Bank	124,712	10.17	36,781	3.00	$61,302	5.00%

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-weighted assets):
Company	$165,969	16.49%	$80,502	8.00%	—	—
Hawthorn Bank	134,673	13.62	79,129	8.00	$98,911	10.00%

Tier I capital (to risk-weighted assets):
Company	$140,974	14.01	$40,251	4.00%	—	—
Hawthorn Bank	122,285	12.36	39,564	4.00	$59,347	6.00%

Tier I capital (to adjusted average assets):
Company	$140,974	11.35	$37,254	3.00%	—	—
Hawthorn Bank	122,285	10.04	36,556	3.00	$60,926	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the period ended June 30, 2010, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.
     The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2010:

							Over
							5 years or
							no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5		Maturity	Total

ASSETS
Investment securities	$6,716	$3,352	$10,561	$22,538		$22,458	$102,345	$167,970
Interest-bearing deposits	38,295	—	—	—		—	—	38,295
Other restricted investments	6,158	—	—	—		—	—	6,158
Federal funds sold and securities purchased under agreements to resell	178	—	—	—		—	—	178
Loans	484,161	187,223	159,826	59,268		22,661	31,514	944,653

Total	$535,508	$190,575	$170,387	$81,806		$45,119	$133,859	$1,157,254

LIABILITIES

Savings, Now deposits	$—	$—	$165,331	$—	$		$	$165,331
Rewards checking, Super Now, money market deposits	227,330	—	—	—		—	—	227,330
Time deposits	329,108	64,969	22,032	26,734		4,349	—	447,192
Federal funds purchased and securities sold under agreements to repurchase	35,169	—	—	—		—	—	35,169
Subordinated notes	49,486	—	—	—		—	—	49,486
Other borrowed money	43,704	15,389	8,242	15		—	—	67,350

Total	$684,797	$80,358	$195,605	$26,749		$4,349	$—	$991,858

Interest-sensitivity GAP
Periodic GAP	$(149,289)	$110,217	$(25,218)	$55,057		$40,770	$133,859	$165,396

Cumulative GAP	$(149,289)	$(39,072)	$(64,290)	$(9,233)		$31,537	$165,396	$165,396

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.78	2.37	0.87	3.06		10.37	NM	1.17
Cumulative GAP	0.78	0.95	0.93	0.99		1.03	1.17	1.17

Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of June 30, 2010. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In July 2010, the FASB issued ASU No. 2010-20 — Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period will be effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. Our Company is currently evaluating the disclosure requirements under this ASU and the impact on our consolidated financial statements and the disclosures presented in our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was incorporated into ASC Topic 855 Subsequent Events (ASC 855). ASC 855 provides guidance on management’s assessment of subsequent events. The statement is not expected to significantly change practice because its guidance is similar to that in American Institute of Certified Public Accountants Professional Standards U.S. Auditing Standards Section 560, Subsequent Events, with some modifications. This statement became effective for our Company on June 15, 2009. The adoption of this statement did not have a material effect on our financial statements. In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which removed the requirements in ASC 855 for an SEC filer to disclose the date through which subsequent events have been evaluated for both issued and revised financial statements. This update became effective upon issuance for our Company and the adoption of this update did not have a material effect on our financial statements
     In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which was subsequently incorporated into ASC Topic 860, Transfers and Servicing. The new guidance amends ASC Topic 860 and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This became effective for the first annual period beginning after November 15, 2009, and for interim periods within the first annual reporting period, and must be applied to transfers occurring on or after the effective date. Our Company follows the requirements of the new guidance, which did not significantly impact our consolidated financial statements or the disclosures presented in our consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.
Date
/s/ James E. Smith
August 13, 2010	James E. Smith, Chairman of the Board
and Chief Executive Officer Principal Executive Officer)

/s/ Richard G. Rose
August 13, 2010	Richard G. Rose, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
June 30, 2010 Form 10-Q

Exhibit No.	Description	Page No.
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	45

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	46

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	47

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	48

**	Incorporated by reference.