Form 10-Q
period 2010-09-30
HAWTHORN BANCSHARES, INC.
filed 2010-11-09
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to______________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 9, 2010 the registrant had 4,474,033 shares of common stock, par value $1.00 per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Loans	$933,456,302	$991,614,007
Allowances for loan losses	(13,953,687)	(14,796,549)

Net loans	919,502,615	976,817,458

Investment in available-for-sale securities, at fair value	165,172,611	152,926,685
Federal funds sold and securities purchased under agreements to resell	125,820	89,752
Cash and due from banks	52,099,695	24,575,943
Premises and equipment — net	37,236,395	38,623,293
Other real estate owned and repossessed assets	10,012,412	8,490,914
Accrued interest receivable	6,020,411	6,625,557
Mortgage servicing rights	2,198,887	2,020,964
Intangible assets — net	1,095,535	1,503,986
Cash surrender value — life insurance	1,979,466	1,929,910
Other assets	19,622,328	22,866,092

Total assets	$1,215,066,175	$1,236,470,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$143,143,196	$135,017,639
Savings, interest checking and money market	363,916,607	354,284,004
Time deposits $100,000 and over	127,609,669	137,860,435
Other time deposits	315,904,482	329,160,719

Total deposits	950,573,954	956,322,797

Federal funds purchased and securities sold under agreements to repurchase	31,460,010	36,645,434
Subordinated notes	49,486,000	49,486,000
Other borrowed money	67,168,047	79,317,302
Accrued interest payable	1,344,701	2,438,121
Other liabilities	5,112,064	4,489,617

Total liabilities	1,105,144,776	1,128,699,271

Stockholders’ equity:
Preferred stock, $1,000 par value
Authorized and issued 30,255 shares	28,722,124	28,364,768
Common stock, $1 par value
Authorized 15,000,000 shares; issued 4,635,891 and 4,463,813 shares, respectively	4,635,891	4,463,813
Surplus	28,909,244	26,970,745
Retained earnings	48,828,486	50,576,551
Accumulated other comprehensive income, net of tax	2,342,472	912,224
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	109,921,399	107,771,283

Total liabilities and stockholders’ equity	$1,215,066,175	$1,236,470,554

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

INTEREST INCOME
Interest and fees on loans	$13,234,729	$14,340,996	$40,286,802	$43,332,581
Interest on debt securities:
Taxable	1,054,667	1,152,935	3,236,744	3,430,153
Nontaxable	273,538	350,839	894,293	1,088,561
Interest on federal funds sold and securities purchased under agreements to resell	50	60	133	253
Interest on interest-bearing deposits	27,851	11,556	63,373	43,565
Dividends on other securities	33,577	53,742	119,024	110,010

Total interest income	14,624,412	15,910,128	44,600,369	48,005,123

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	511,442	693,242	1,696,648	2,390,089
Time deposit accounts $100,000 and over	594,334	949,273	1,956,968	3,056,793
Other time deposit accounts	1,758,850	2,532,085	5,607,583	8,311,234
Interest on federal funds purchased and securities sold under agreements to repurchase	19,690	23,458	59,353	64,028
Interest on subordinated notes	353,536	588,554	1,201,082	1,878,657
Interest on other borrowed money	527,818	687,535	1,794,832	2,320,481

Total interest expense	3,765,670	5,474,147	12,316,466	18,021,282

Net interest income	10,858,742	10,435,981	32,283,903	29,983,841
Provision for loan losses	2,450,000	1,250,000	7,105,000	4,404,000

Net interest income after provision for loan losses	8,408,742	9,185,981	25,178,903	25,579,841

NON-INTEREST INCOME
Service charges on deposit accounts	1,427,130	1,547,038	4,150,420	4,380,248
Trust department income	186,989	237,939	566,495	623,258
Gain on sale of mortgage loans, net	1,011,253	489,069	1,533,027	2,437,169
Other	284,932	326,560	1,115,838	732,189

Total non-interest income	2,910,304	2,600,606	7,365,780	8,172,864

NON-INTEREST EXPENSE
Salaries and employee benefits	4,256,523	4,454,183	13,463,964	13,403,853
Occupancy expense, net	654,687	599,555	1,881,093	1,762,990
Furniture and equipment expense	472,657	506,469	1,499,307	1,794,400
FDIC insurance assessment	442,965	421,690	1,288,163	2,085,472
Legal, examination, and professional fees	348,792	311,780	932,115	985,274
Advertising and promotion	311,219	301,348	886,242	901,066
Postage, printing, and supplies	299,997	271,434	874,353	833,846
Processing expense	853,710	845,288	2,560,570	2,538,067
Other real estate expense	882,264	239,747	2,895,010	575,008
Other	842,703	1,088,245	2,535,084	2,815,972

Total non-interest expense	9,365,517	9,039,739	28,815,901	27,695,948

Income before income taxes	1,953,529	2,746,848	3,728,782	6,056,757
Less income taxes	531,327	840,070	1,030,346	1,889,060

Net income	1,422,202	1,906,778	2,698,436	4,167,697
Preferred stock dividends	378,187	378,187	1,130,360	1,134,562
Accretion of discount on preferred stock	119,119	119,119	357,356	357,356

Net income available to common shareholders	$924,896	$1,409,472	$1,210,720	$2,675,779

Basic earnings per share	$0.21	$0.32	$0.27	$0.60
Diluted earnings per share	$0.21	$0.32	$0.27	$0.60

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated		Total
					other		Stock -
	Preferred	Common		Retained	Comprehensive	Treasury	holders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2009	$28,364,768	$4,463,813	$26,970,745	$50,576,551	$912,224	$(3,516,818)	$107,771,283

Net income	—	—	—	2,698,436	—	—	2,698,436
Change in unrealized gain (loss) on securities:
Unrealized gain on debt and equity securities available-for-sale, net of tax	—	—	—	—	1,394,275	—	1,394,275
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	35,973	—	35,973

Total other comprehensive income							1,430,248

Total comprehensive income							4,128,684

Stock based compensation expense	—	—	68,009	—	—	—	68,009
Accretion of preferred stock discount	357,356	—	—	(357,356)	—	—	—
Stock dividend	—	172,078	1,870,490	(2,042,568)	—	—	—
Cash dividends declared, preferred stock				(1,134,562)			(1,134,562)
Cash dividends declared, common stock	—	—	—	(912,015)	—	—	(912,015)

Balance, September 30, 2010	$28,722,124	$4,635,891	$28,909,244	$48,828,486	$2,342,472	$(3,516,818)	$109,921,399

Balance, December 31, 2008	$27,888,294	$4,298,353	$25,144,323	$51,598,678	$1,005,553	$(3,516,818)	$106,418,383

Net income	—	—	—	4,167,697	—	—	4,167,697
Change in unrealized gain (loss) on securities:
Unrealized loss on debt and equity securities available-for-sale, net of tax	—	—	—	—	558,218	—	558,218
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	36,142	—	36,142

Total other comprehensive loss							594,360

Total comprehensive income							4,762,057

Stock based compensation expense	—	—	99,697	—	—	—	99,697
Accretion of preferred stock discount	357,355	—	—	(357,355)	—	—	—
Stock dividend	—	165,460	1,695,963	(1,861,423)	—	—	—
Cash dividends declared, preferred stock				(991,691)			(991,691)
Cash dividends declared, common stock	—	—	—	(1,796,893)	—	—	(1,796,893)

Balance, September 30, 2009	$28,245,649	$4,463,813	$26,939,983	$50,759,013	$1,599,913	$(3,516,818)	$108,491,553

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$2,698,436	$4,167,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,105,000	4,404,000
Depreciation expense	1,484,686	1,540,942
Net amortization of debt securities, premiums, and discounts	454,671	366,383
Amortization of intangible assets	408,451	475,592
Stock based compensation expense	68,009	99,697
Loss on sales and dispositions of premises and equipment	59,621	147,166
Other real estate owned impairment charges	1,595,638	62,535
Decrease in deferred tax asset, net	728,912	380,001
Decrease in accrued interest receivable	605,146	598,071
Increase in cash surrender value -life insurance	(49,556)	(57,750)
Decrease in other assets	578,938	93,894
Decrease in accrued interest payable	(1,093,420)	(1,455,466)
Increase in other liabilities	871,960	1,808,432
Origination of mortgage loans held for sale	(72,437,349)	(125,186,177)
Proceeds from the sale of mortgage loans held for sale	69,193,376	127,623,346
Gain on sale of mortgage loans, net	(1,533,027)	(2,437,169)
Other, net	398,872	371,107

Net cash provided by operating activities	11,138,364	13,002,301

Cash flows from investing activities:
Net decrease in loans	42,321,380	6,768,359
Purchase of available-for-sale debt securities	(154,204,703)	(110,865,517)
Proceeds from maturities of available-for-sale debt securities	105,724,703	83,996,365
Proceeds from calls of available-for-sale debt securities	38,065,100	17,805,000
Proceeds from sales of FHLB stock	995,600	—
Purchases of premises and equipment	(320,967)	(420,575)
Proceeds from sales of premises and equipment	34,528	582,816
Proceeds from sales of other real estate owned and repossessions	9,185,427	1,929,955

Net cash provided (used) by investing activities	41,801,068	(203,597)

Cash flows from financing activities:
Net increase in non-interest-bearing demand deposits	8,125,557	871,554
Net increase in savings, interest checking, and money market accounts	9,632,603	15,278,667
Net decrease in time deposits	(23,507,003)	(3,311,738)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(5,185,424)	3,235,954
Proceeds from other borrowed money	10,000,000	—
Repayment of other borrowed money	(22,149,255)	(57,576,317)
Cash dividends paid — preferred stock	(1,134,562)	(991,691)
Cash dividends paid — common stock	(1,161,528)	(2,192,342)

Net cash used by financing activities	(25,379,612)	(44,685,913)

Net increase (decrease) in cash and cash equivalents	27,559,820	(31,887,209)
Cash and cash equivalents, beginning of year	24,665,695	53,827,468

Cash and cash equivalents, end of period	$52,225,515	$21,940,259

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,409,886	$19,476,748
Income taxes	200,000	390,000

Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$12,665,463	$5,739,740
See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Our Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financial statements included in its 2009 Annual Report to Shareholders under the caption Consolidated Financial Statements and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2009 as Exhibit 13.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed and omitted. These financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly our Company’s consolidated financial position as of September 30, 2010, the consolidated statements of operations for the three and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009.
     On July 1, 2010, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on May 19, 2010. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect this change.
Loans and Allowance for Loan Losses
Major classifications in our Company’s loan portfolio at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Commercial, financial, and agricultural	$132,919,752	$151,399,300
Real estate construction — residential	38,229,395	38,840,664
Real estate construction — commercial	76,586,537	77,936,569
Real estate mortgage — residential	217,802,375	232,332,124
Real estate mortgage — commercial	433,930,074	453,975,271
Installment loans to individuals	33,821,909	36,966,018
Unamortized loan origination fees and costs, net	166,260	164,061

Total loans	$933,456,302	$991,614,007

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

     As shown in the above table, our Company’s total loans have declined $58,158,000, or 5.9%, since December 31, 2009. Of this decline $8,466,000 represents loans charged-off and $12,665,000 represents loans that were foreclosed on and moved to other real estate owned and repossessed assets. Of the remaining $37,027,000 decrease, $21,400,000 represents payoffs/paydowns of six large credits.
A summary of impaired loans as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009

Loans classified as impaired:
Non-accrual loans	$49,847,089	$34,153,731
Impaired loans continuing to accrue interest	16,635,933	39,713,014

Total impaired loans	$66,483,022	$73,866,745

Balance of impaired loans with reserves	$34,715,944	$26,294,560
Balance of impaired loans without reserves	31,767,078	47,572,185

Total impaired loans	$66,483,022	$73,866,745

Reserves for impaired loans	$7,797,557	$6,414,729
Average balance of impaired loans during the period	64,700,592	39,048,298
Balance of trouble debt restructured loans included in impaired loans	22,457,385	11,233,326

     The table above shows our Company’s investment in impaired loans at September 30, 2010 and December 31, 2009. These loans consist of loans on non-accrual status and other restructured loans whose terms have been modified and classified as troubled debt restructurings. Although our non-accrual loans significantly increased from $34,153,731 at December 31, 2009 to $49,847,089 at September 30, 2010, total impaired loans decreased $7,383,723. The balance of impaired loans without reserves was 48% of total impaired loans at September 30, 2010 and 64% at December 31, 2009. Management believes the excess value in the collateral was sufficient at September 30, and December 31, and these loans did not require additional reserves.
The following is a summary of the allowance for loan losses for the three and nine-months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$12,231,596	$13,704,736	$14,796,549	$12,666,546

Additions:
Provision for loan losses	2,450,000	1,250,000	7,105,000	4,404,000

Total additions	2,450,000	1,250,000	7,105,000	4,404,000

Deductions:
Loans charged off	899,795	1,198,165	8,466,456	3,549,572
Less recoveries on loans	(171,886)	(170,963)	(518,594)	(406,560)

Net loans charged off	727,909	1,027,202	7,947,862	3,143,012

Balance at end of period	$13,953,687	$13,927,534	$13,953,687	$13,927,534

Investment Securities
A summary of investment securities by major category, at fair value, consisted of the following at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009

U.S. treasury	$1,040,234	$—
Government sponsored enterprises	46,898,658	44,380,798
Asset-backed securities	85,822,384	69,434,650
Obligations of states and political subdivisions	31,411,335	39,111,237

Total available for sale securities	$165,172,611	$152,926,685

     Most of our Company’s investment securities are classified as available for sale, as discussed in more detail below. Asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored agencies such as the FHLMC, FNMA and GNMA. Our Company does not invest in subprime originated mortgage-backed or collateralized debt obligation instruments. Investment securities which are classified as restricted equity securities primarily consist of Federal Home Loan Bank Stock and our Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $6,150,250 and $6,753,550, as of September 30, 2010 and December 31, 2009 respectively.
     The amortized cost and fair value of securities classified as available-for-sale at September 30, 2010 and December 31, 2009 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

September 30, 2010
U.S. treasury	$999,808	$40,426	$—	$1,040,234
Government sponsored enterprises	46,285,100	614,861	1,303	46,898,658
Asset-backed securities	82,943,924	2,878,460	—	85,822,384
Obligations of states and political subdivisions	30,340,035	1,073,842	2,542	31,411,335

Total available for sale securities	$160,568,867	$4,607,589	$3,845	$165,172,611

December 31, 2009
Government sponsored enterprises	$44,059,540	$371,258	$50,000	$44,380,798
Asset-backed securities	68,092,852	1,585,774	243,976	69,434,650
Obligations of states and political subdivisions	38,456,246	708,196	53,205	39,111,237

Total available for sale securities	$150,608,638	$2,665,228	$347,181	$152,926,685

     The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2010 and December 31, 2009, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value

Due in one year or less	$3,716,849	$3,766,402
Due after one year through five years	57,445,491	58,400,399
Due after five years through ten years	12,604,036	13,176,191
Due after ten years	3,858,567	4,007,235

	77,624,943	79,350,227
Asset-backed securities	82,943,924	85,822,384

Total available for sale investment securities	$160,568,867	$165,172,611

     Debt securities with carrying values aggregating approximately $141,473,000 and $132,322,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
     Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009, were as follows:

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
	Value	Losses	Value	Losses	Positions	Value	Losses

At September 30, 2010
Government sponsored enterprises	$998,697	$(1,303)	$—	$—	1	$998,697	$(1,303)
Obligations of states and political subdivisions	365,173	(2,542)	—	—	2	365,173	(2,542)

	$1,363,870	$(3,845)	$—	$—	3	$1,363,870	$(3,845)

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
At December 31, 2009	Value	Losses	Value	Losses	Positions	Value	Losses

Government sponsored enterprises	$5,943,819	$(50,000)	$—	$—	6	$5,943,819	(50,000)
Asset-backed securities	14,600,160	(243,904)	20,551	(72)	15	14,620,711	$(243,976)
Obligations of states and political subdivisions	3,576,780	(53,205)	—	—	14	3,576,780	(53,205)

	$24,120,759	$(347,109)	$20,551	$(72)	35	$24,141,310	$(347,181)

     Our Company’s available for sale portfolio consisted of approximately 304 securities at September 30, 2010, of which 3 securities were temporarily impaired. None of these securities have been in the loss position for 12 months or longer. Our Company believes the $4,000 in unrealized losses included in other comprehensive income at September 30, 2010 is attributable to changes in market interest rates and not the credit quality of the issuer and are not considered other-than-temporarily impaired. Our Company does not intend to sell these investments and it is not more likely than not that our Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.
     Our Company’s available for sale portfolio consisted of approximately 305 securities at December 31, 2009. One of these securities had been in the loss position for 12 months or longer. The $72 unrealized loss included in other comprehensive income at December 31, 2009 on this asset-backed security was caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality this investment was not considered other-than-temporarily impaired. As of September 30, 2010, this security was not in the unrealized loss position.
     During the nine months ended September 30, 2010 and September 30, 2009, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.
Intangible Assets
A summary of other intangible assets at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$7,060,224	$(5,964,689)	$1,095,535	$7,060,224	$(5,556,238)	$1,503,986
Mortgage servicing rights	2,880,735	(681,848)	2,198,887	2,945,019	(924,055)	2,020,964

Total amortizable intangible assets	$9,940,959	$(6,646,537)	$3,294,422	$10,005,243	$(6,480,293)	$3,524,950

     Changes in the net carrying amount of other intangible assets for the nine months ended September 30, 2010 are as follows:

	Core
	Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

Balance at December 31, 2009	$1,503,986	$2,020,964
Additions	—	772,880
Amortization	(408,451)	(594,957)

Balance at September 30, 2010	$1,095,535	$2,198,887

     Mortgage servicing rights (MSRs) are amortized over the shorter of 7 years or the life of the loan. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At September 30, 2010 and December 31, 2009, no temporary impairment was recognized. The fair value of MSRs is based on the present value of expected cash flows, as further discussed in Fair Value of Financial Instruments. Mortgage loans serviced for others totaled approximately $285,888,000 and $269,475,000 at September 30, 2010 and December 31, 2009, respectively. Included in other noninterest income were real estate servicing fees for the nine months ended September 30, 2010 and 2009 of $682,000 and $648,000, respectively.
     Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of September 30, 2010 and for the next five years:

	Core
	Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

2010	$118,026	$440,000
2011	434,763	477,000
2012	408,062	363,000
2013	134,684	277,000
2014	—	212,000
2015	—	162,000

     The aggregate amortization expense of intangible assets subject to amortization for the three and nine-month periods ended September 30, 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Aggregate amortization expense	2010	2009	2010	2009

Core deposit intangible asset	$118,026	$150,519	$408,451	$475,592
Mortgage servicing rights	307,981	156,365	594,957	746,682

Income Taxes
     At September 30, 2010 and December 31, 2009, our Company had $562,000 of gross unrecognized tax benefits that if recognized would affect the effective tax rate. Our Company believes that during the next twelve months it is reasonably possible that there would be a reduction of $222,000 in gross unrecognized tax benefits as a result of the lapse of statute of limitations for the 2006 tax year. At September 30, 2010, total interest accrued on unrecognized tax benefits was approximately $59,000. As of September 30, 2010, there were no federal or state income tax examinations in process.
     Our Company recognizes deferred tax assets only to the extent that they are expected to be used to reduce amounts that have been paid or will be paid to tax authorities. Management believes, based on all positive and negative evidence available to it, that the deferred tax asset at September 30, 2010 is more likely-than-not-to be realized, and accordingly, no valuation allowance has been recorded. Future facts and circumstances may require a valuation allowance. Charges to establish a valuation allowance could have a material adverse effect on our results of operations and financial position.
     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 27.2% for the three months ended September 30, 2010 compared to 30.6% for the three months ended September 30, 2009. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 27.6% for the nine months ended September 30, 2010 compared to 31.2% for the nine months ended September 30, 2009. The effective tax rate for the three and nine months ended September 30, 2010 reflects the increase in tax-exempt income as a percentage of total taxable income.
Employee Benefit Plans
     Employee benefits charged to operating expenses are summarized for the three and nine-month periods ended September 30, 2010 in the table below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Payroll taxes	$257,947	$246,232	$863,587	$855,230
Medical plans	372,789	370,113	1,171,144	1,127,477
401k match	84,300	81,045	238,088	227,902
Pension plan	216,298	229,000	648,895	687,000
Profit-sharing	(72,468)	99,000	2	233,350
Other	28,288	28,906	102,304	81,538

Total employee benefits	$887,154	$1,054,296	$3,024,020	$3,212,497

     Our Company provides a noncontributory defined benefit pension plan for all full-time employees. Pension expense for the periods indicated is as follows:

	Estimated	Actual
	2010	2009

Service cost — benefits earned during the year	$844,178	$850,940
Interest cost on projected benefit obligations	556,047	509,482
Expected return on plan assets	(613,659)	(539,283)
Amortization of prior service cost	78,628	78,628
Amortization of net gains	—	(9,075)

Net periodic pension expense — Annual	$865,194	$890,692

Pension expense — three months ended September 30, (actual)	$216,298	$229,000

Pension expense — nine months ended September 30, (actual)	$648,895	$687,000

     Our Company made a $1,000,000 contribution to the defined benefit plan in 2009, and the minimum required contribution for 2010 is estimated to be $864,000. Our Company has contributed $554,000 through October 2010.
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
The following table summarizes our Company’s stock option activity:

				Weighted
		Weighted	Aggregate	Average
		Average	Intrinsic	Contractual
		Exercise	Value	Term
	Options	Price	(000)	(in years)

Outstanding at January 1, 2010*	286,948	$24.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled	—	—

Outstanding at September 30, 2010	286,948	$24.11	$—	4.2

Exercisable at September 30, 2010	245,617	$23.96	$—	3.7

*	Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2010.
     Total stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 was $19,000 and $31,000, respectively, and $68,000 and $100,000, respectively. As of September 30, 2010, the total unrecognized compensation expense related to non-vested stock awards was $100,000 and the related weighted average period over which it is expected to be recognized is approximately three years.

Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$1,422,202	$1,906,778	$2,698,436	$4,167,697
Other comprehensive income:
Unrealized gain on securities:
Unrealized gain on debt and equity securities available-for-sale, net of tax	249,006	808,079	1,394,275	558,218
Defined benefit pension plan:
Amortization of prior service cost included in net periodic pension cost, net of tax	11,991	12,052	35,973	36,142

Total other comprehensive income	260,997	820,131	1,430,248	594,360

Comprehensive income	$1,683,199	$2,726,909	$4,128,684	$4,762,057

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
     Participation in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 265,471 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with management’s estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrants at September 30, 2010 were $28,722,000 and $2,382,000, respectively.
     The preferred shares carry a 5% cumulative dividend for the first five years and 9% thereafter if not redeemed. The preferred shares are redeemable after three years at par plus accrued dividends, or before three years if our Company raises Tier 1 capital in an amount equal to the preferred stock issued. The preferred stock generally does not have any voting rights, subject to an exception in the event our Company fails to pay dividends on the preferred stock for nine or more quarterly periods, whether or not consecutive. Under such circumstances, the Treasury will be entitled to vote to elect two directors to the board until all unpaid dividends have been paid or declared and set apart for payment. Our Company is prohibited from paying any dividends with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the senior preferred stock for all past dividend periods. The Treasury Department may also transfer the senior preferred stock to a third party at any time.
     The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $17.10 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheets and qualify, for regulatory capital purposes, as Tier I capital. For the nine months ended September 30, 2010, our Company had declared and paid dividends in the amount of $1,135,000 on the preferred stock.

Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the three and nine months ending September 30, 2010. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the three and nine months ending September 30, 2010.
          The weighted average common and diluted shares outstanding and earnings per share amounts have been adjusted to give effect to the 4% stock dividend on July 1, 2010. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic income per common share:
Net income	$1,422,202	$1,906,778	$2,698,436	$4,167,697
Less:
Preferred stock dividends	378,187	378,187	1,130,360	1,134,562
Accretion of discount on preferred stock	119,119	119,119	357,356	357,356

Net income available to common shareholders	$924,896	$1,409,472	$1,210,720	$2,675,779

Basic earnings per share	$0.21	$0.32	$0.27	$0.60

Diluted earnings per common share:

Net income	$1,422,202	$1,906,778	$2,698,436	$4,167,697
Less:
Preferred stock dividends	378,187	378,187	1,130,360	1,134,562
Accretion of discount on preferred stock	119,119	119,119	357,356	357,356

Net income available to common shareholders	$924,896	$1,409,472	$1,210,720	$2,675,779

Average shares outstanding	4,474,033	4,474,033	4,474,033	4,474,033
Effect of dilutive stock options	—	—	—	—

Average shares outstanding including dilutive stock options	4,474,033	4,474,033	4,474,033	4,474,033

Diluted earnings per share	$0.21	$0.32	$0.27	$0.60

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
          The following options and warrant to purchase shares during the three and nine months ended 2010 and 2009 were not included in the respective computations of diluted earnings per share because the exercise price, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Anti-dilutive shares — option shares	286,948	286,948	286,948	286,948
Anti-dilutive shares — warrant shares	265,471	265,471	265,471	265,471

Fair Value Measurements
          Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of September 30, 2010 and December 31, 2009 there were no transfers into or out of Level 2.
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

		Fair Value Measurements
		At September 30, 2010 Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

U.S. treasury	$1,040,234	$—	$1,040,234	$—
Government sponsored enterprises	46,898,658	—	46,898,658	—
Asset-backed securities	85,822,384	—	85,822,384	—
Obligations of states and political subdivisions	31,411,335	—	31,411,335	—

Total	$165,172,611	$—	$165,172,611	$—

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
Impaired Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The fair value of impaired loans are generally based on market prices for loans with similar collateral determined through independent appraisals, the fair value of the collateral for a collateral-dependent loan, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2010, our Company identified $34.7 million in impaired loans that had specific allowances for losses aggregating $7.8 million. Related to these loans, there was $7.2 million in charge-offs recorded during 2010. As of December 31, 2009, our Company identified $26.3 million in impaired loans that had specific allowances for losses aggregating $6.4 million. Related to these loans, there was $4.2 million in charge-offs recorded during 2009.
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

		Fair Value Measurements
		At September 30, 2010 Using
		Quoted Prices			Nine Months
		in Active			Ended
		Markets for	Other	Significant	September 30,
	Fair Value	Identical	Observable	Unobservable	2010
	September 30,	Assets	Inputs	Inputs	Total Gains
Description	2010	(Level 1)	(Level 2)	(Level 3)	(Losses) *

Impaired loans:
Commercial	$1,094,006	$—	$—	$1,094,006	$(1,355,716)
Construction — residential	1,859,653	—	—	1,859,653	(324,742)
Construction — commercial	14,372,565	—	—	14,372,565	(64,000)
Real estate — residential	5,129,696	—	—	5,129,696	(3,238,263)
Real estate — commercial	4,462,467	—	—	4,462,467	(2,188,893)

Total	$26,918,387	$—	$—	26,918,387	$(7,171,614)

Other real estate owned and repossessed assets	$10,012,412	$—	$—	$10,012,412	$(3,002,454)

*	Total gains (losses) include charge offs, valuation write downs, and net losses taken on impaired loans and other real estate owned during the periods reported.

		Fair Value Measurements
		At December 31, 2009 Using
		Quoted Prices			Year
		in Active			Ended
		Markets for	Other	Significant	December 31,
	Fair Value	Identical	Observable	Unobservable	2009
	December 31,	Assets	Inputs	Inputs	Total Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses) *

Impaired loans:
Commercial	$970,937	$—	$—	$970,937	$(1,043,465)
Construction — residential	1,776,267	—	—	1,776,267	(778,041)
Construction — commercial	272,106	—	—	272,106	(160,727)
Real estate — residential	7,104,961	—	—	7,104,961	(1,914,530)
Real estate — commercial	9,755,560	—	—	9,755,560	(323,522)

Total	$19,879,831	$—	$—	19,879,831	$(4,220,285)

Other real estate owned and repossessed assets	$8,490,914	$—	$—	$8,490,914	$(1,367,207)

*	Total gains (losses) include charge offs, valuation write downs, and net losses taken on impaired loans and other real estate owned during the periods reported.
          For both recurring and nonrecurring fair value measurements, there were no transfers between the various levels for the nine months ending September 30, 2010 or the year ended December 31, 2009.
Fair Value of Financial Instruments
          The carrying amounts and estimated fair values of financial instruments held by our Company, in addition to a discussion of the methods used and assumptions made in computing those estimates, are set forth below.
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

          A summary of the carrying amounts and fair values of our Company’s financial instruments at September 30, 2010 and December 31, 2009 is as follows:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Assets:
Loans	$919,502,615	$925,518,000	$976,817,458	$984,305,000
Investment in debt securities	165,172,611	165,172,611	152,926,685	152,926,685
Federal fund sold and securities purchased under agreements to resell	125,820	125,820	89,752	89,752
Cash and due from banks	52,099,695	52,099,695	24,575,943	24,575,943
Mortgage servicing rights	2,198,887	3,082,000	2,020,964	2,904,000
Accrued interest receivable	6,020,411	6,020,411	6,625,557	6,625,557

	$1,145,120,039	$1,152,018,537	$1,163,056,359	$1,171,426,937

Liabilities:
Deposits:
Demand	$143,143,196	$143,143,196	$135,017,639	$135,017,639
NOW	148,709,953	148,709,953	139,623,577	139,623,577
Savings	53,502,642	53,502,642	47,637,148	47,637,148
Money market	161,704,012	161,704,012	167,023,279	167,023,279
Time	443,514,151	453,030,000	467,021,154	478,011,000
Federal funds purchased and securities sold under agreements to repurchase	31,460,010	31,460,010	36,645,434	36,645,434
Subordinated notes	49,486,000	21,106,000	49,486,000	18,329,000
Other borrowings	67,168,047	69,695,000	79,317,302	80,557,000
Accrued interest payable	1,344,701	1,344,701	2,438,121	2,438,121

	$1,100,032,712	$1,083,695,514	$1,124,209,654	$1,105,282,198

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
Overview
     Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.22 billion in assets at September 30, 2010, and 24 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Bank is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
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
Income Taxes
     Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forward, and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, our Company would reverse the valuation allowance when the realization of the deferred tax asset is expected. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities. Our Company accrues for interest related to income taxes in income tax expense. A total interest benefit recognized for the nine months ended September 30, 2010 and 2009 was $35,000 and $23,000, respectively. As of September 30, 2010 and December 31, 2009, total accrued interest was $113,000 and $94,000, respectively

SELECTED CONSOLIDATED FINANCIAL DATA
The following table presents selected consolidated financial information for our Company as of and for each of the three and nine month periods ended September 30, 2010 and September 30, 2009. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.
Selected Financial Data

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(In thousands, except per share data)	2010	2009	2010	2009

Per Share Data

Basic earnings per common share	$0.21	$0.32	$0.27	$0.60
Diluted earnings per common share	0.21	0.32	0.27	0.60
Dividends paid on preferred stock	378	378	1,130	1,135
Amortization of discount on preferred stock	119	119	357	357
Dividends paid on common stock	215	455	1,161	2,192
Book value per common share			18.15	17.94
Market price common stock			10.08	9.75

Selected Ratios

(Based on average balance sheets)
Return on average total assets	0.46%	0.60%	0.29%	0.44%
Return on average common stockholders’ equity	4.52%	7.03%	2.01%	4.51%
Average common stockholders’ equity to average total assets	6.62%	6.33%	6.46%	6.28%
(Based on end-of-period data)
Efficiency ratio (1)	68.02%	69.35%	72.68%	72.59%
Period-end stockholders’ equity to period-end assets			6.68%	6.47%
Period-end common stockholders’ equity to period-end assets			9.05%	8.75%
Total risk-based capital ratio			17.47	16.50
Tier 1 risk-based capital ratio			14.94	14.01
Leverage ratio			11.61	11.24

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

Results of Operations
Summary

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Net interest income	$10,859	$10,436	$423	4.1%	$32,284	$29,984	$2,300	7.7%
Provision for loan losses	2,450	1,250	1,200	96.0	7,105	4,404	2,701	61.3
Noninterest income	2,910	2,600	310	11.9	7,366	8,173	(807)	(9.9)
Noninterest expense	9,366	9,040	326	3.6	28,816	27,696	1,120	4.0
Income before income taxes	1,953	2,746	(793)	(28.9)	3,729	6,057	(2,328)	(38.4)

Income taxes	531	840	(309)	(36.8)	1,031	1,889	(858)	(45.4)

Net income	$1,422	$1,906	$(484)	(25.4)%	$2,698	$4,168	$(1,470)	(35.3)%

Less: preferred dividends	378	378			1,130	1,135
Less: accretion of discount on preferred stock	119	119	—	—	357	357	—	—

Net income available to common shareholders	$925	$1,409	$(484)	(34.4)%	$1,211	$2,676	$(1,465)	(54.7)%

     Our Company’s consolidated net income of $1,422,000 for the three months ended September 30, 2010 decreased $484,000, or 25.4%, compared to the three months ended September 30 2009. Our Company recorded preferred stock dividends and accretion on preferred stock of $497,000 in the three months ended September 30, 2010, resulting in $925,000 of net income available to common shareholders, compared to $1,409,000 for the three months ended September 30, 2009. Diluted earnings per share decreased from $0.32 per common share to $0.21 per common share. Results for the three months ended September 30, 2010 were negatively impacted by the $2,450,000 provision for loan losses compared to $1,250,000 for the same period in 2009. Our Company experienced an increase in real estate refinancing activity during the third quarter of 2010 that partially offset the increase in the provision through increasing gains on sale of mortgage loans. For the three months ended September 30, 2010, the annualized return on average assets was 0.46%, the annualized return on average common shareholders’ equity was 4.52%, and the efficiency ratio was 68.0%. Net interest margin increased from 3.57% to 3.81%. Net interest income, on a tax equivalent basis, increased $394,000 or 3.71% from 2009 to 2010.
     Our Company’s consolidated net income of $2,698,000 for the nine months ended September 30, 2010 decreased $1,470,000, or 35.3%, compared to the nine months ended September 30, 2009. Our Company recorded preferred stock dividends and accretion on preferred stock of $1,487,000 in the first nine months of 2010, resulting in $1,211,000 of net income available to common shareholders, compared to $2,676,000 for the first nine months of 2009. Diluted earnings per share decreased from $0.60 per common share to $0.27 per common share. Results for the nine months ended September 30, 2010 were negatively impacted by the $7,105,000 provision for loan losses compared to $4,404,000 for the same period in 2009. Although real estate refinancing activity substantially increased during the third quarter of 2010, the overall decrease in noninterest income was primarily due to lower gain on sales of mortgage loans during the first nine months of 2010 in comparison to the same time period during 2009. For the nine months September 30, 2010, the annualized return on average assets was 0.29%, the annualized return on average common shareholders’ equity was 2.01%, and the efficiency ratio was 72.7%. Net interest margin increased from 3.44% to 3.77%. Net interest income, on a tax equivalent basis, increased $2,242,000 or 7.3% from 2009 to 2010.
     Total assets at September 30, 2010 were $1,215,066,000, compared to $1,236,470,000 at December 31, 2009, a decrease of $21,404,000, or 1.7%.
Net Interest Income
     Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets
     The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,
	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans (2)(4)
Commercial	$136,613	$1,929	5.60%	$149,059	$2,040	5.43%
Real estate construction — residential	38,374	516	5.33	43,026	488	4.50
Real estate construction — commercial	76,356	764	3.97	76,115	838	4.37
Real estate mortgage — residential	213,774	3,174	5.89	277,626	3,556	5.08
Real estate mortgage — commercial	439,261	6,266	5.66	421,172	6,786	6.39
Consumer	34,583	615	7.06	35,254	659	7.42
Investment in securities: (3)
U.S. Treasury	1,028	5	1.93	—	—	—
Government sponsored enterprises	49,311	301	2.42	48,915	469	3.80
Asset backed securities	83,450	742	3.53	65,858	662	3.99
State and municipal	31,489	411	5.18	39,527	536	5.38
Restricted investments	6,310	34	2.14	8,875	54	2.41
Federal funds sold	183	—	—	262	—	—
Interest bearing deposits in other financial institutions	36,223	28	0.31	14,288	11	0.31

Total interest earning assets	1,146,955	14,785	5.11	1,179,977	16,099	5.41
All other assets	92,794			89,610
Allowance for loan losses	(12,654)			(13,857)

Total assets	$1,227,095			$1,255,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$163,142	$226	0.55%	$138,149	$268	0.77%
Savings	53,128	33	0.25	47,199	35	0.29
Money market	165,480	253	0.61	178,719	389	0.86
Time deposits of
$100,000 and over	127,889	595	1.85	141,791	950	2.66
Other time deposits	318,075	1,758	2.19	347,783	2,532	2.89

Total time deposits	827,714	2,865	1.37	853,641	4,174	1.94
Federal funds purchased and securities sold under agreements to repurchase	32,149	20	0.25	36,416	23	0.25
Subordinated notes	49,486	353	2.83	49,486	589	4.72
Other borrowed money	68,644	528	3.05	71,603	688	3.81

Total interest bearing liabilities	977,993	3,766	1.53	1,011,146	5,474	2.15
Demand deposits	133,196			125,092
Other liabilities	6,028			11,794

Total liabilities	1,117,217			1,148,032
Stockholders’ equity	109,878			107,698

Total liabilities and stockholders’ equity	$1,227,095			$1,255,730

Net interest income (FTE)		$11,019			$10,625

Net interest spread			3.58%			3.26%
Net interest margin			3.81%			3.57%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $161,000 and $189,000 for the three months ended September 30, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans (2)(4)
Commercial	$142,976	$5,939	5.55%	$150,876	$6,117	5.42%
Real estate construction — residential	38,775	1,530	5.28	35,592	1,617	6.07
Real estate construction — commercial	76,939	2,195	3.81	59,862	2,703	6.04
Real estate mortgage — residential	225,074	9,648	5.73	218,075	10,756	6.59
Real estate mortgage — commercial	440,990	19,033	5.77	508,884	20,274	5.33
Consumer	35,611	2,033	7.63	33,603	1,937	7.71
Investment in securities: (3)
U.S. Treasury	705	10	1.90	—	—	—
Government sponsored enterprises	46,897	946	2.70	49,133	1,419	3.86
Asset backed securities	81,807	2,246	3.67	62,077	1,947	4.19
State and municipal	33,349	1,344	5.39	39,725	1,646	5.54
Restricted investments	6,427	119	2.48	8,875	110	1.66
Federal funds sold	174	—	—	308	—	—
Interest bearing deposits in other financial institutions	34,366	64	0.25	20,551	44	0.29

Total interest earning assets	1,164,090	45,107	5.18	1,187,561	48,570	5.47
All other assets	94,499			89,073
Allowance for loan losses	(13,796)			(13,303)

Total assets	$1,244,793			$1,263,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$173,206	$758	0.59%	$139,765	$902	0.86%
Savings	51,749	97	0.25	45,912	106	0.31
Money market	167,867	842	0.67	176,562	1,382	1.05
Time deposits of
$100,000 and over	131,825	1,957	1.98	140,658	3,057	2.91
Other time deposits	321,827	5,607	2.33	357,403	8,311	3.11

Total time deposits	846,474	9,261	1.46	860,300	13,758	2.14
Federal funds purchased and securities sold under agreements to repurchase	32,963	59	0.24	32,483	64	0.26
Subordinated notes	49,486	1,201	3.24	49,486	1,879	5.08
Other borrowed money	71,586	1,795	3.35	79,874	2,320	3.88

Total interest bearing liabilities	1,000,509	12,316	1.65	1,022,143	18,021	2.36
Demand deposits	128,617			123,206
Other liabilities	6,744			10,606

Total liabilities	1,135,870			1,155,955
Stockholders’ equity	108,923			107,376

Total liabilities and stockholders’ equity	$1,244,793			$1,263,331

Net interest income (FTE)		$32,791			$30,549

Net interest spread			3.53%			3.11%
Net interest margin			3.77%			3.44%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $507,000 and $565,000 for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

Comparison of the three months ended September 30, 2010 and 2009
     Financial results for the third quarter of 2010 compared to 2009 included an increase in net interest income, on a tax equivalent basis of $394,000, or 3.7%. Average interest-earning assets decreased $33,022,000, or 2.8%, to $1,146,955,000 for the three months ended September 30, 2010 compared to $1,179,977,000 for the three months ended September 30, 2009. Average interest bearing liabilities decreased $33,153,000, or 3.3%, to $977,993,000 for the three months ended September 30, 2010 compared to $1,011,146,000 for the three months ended September 30, 2009.
     Average loans outstanding decreased $63,291,000 or 6.3% to $938,961,000 for the three months ended 2010 compared to $1,002,252,000 for the three months ended September 30, 2009. See the Lending and Credit Management section below for further discussion. The following is a summary of the changes in average loan balance by major category:

	Three Months Ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Average loans:
Commercial	$136,613	$149,059	$(12,446)	(8.3)%
Real estate construction — residential	38,374	43,026	(4,652)	(10.8)
Real estate construction — commercial	76,356	76,115	241	0.3
Real estate mortgage — residential	213,774	277,626	(63,852)	(23.0)
Real estate mortgage — commercial	439,261	421,172	18,089	4.3
Consumer	34,583	35,254	(671)	(1.9)

Total	$938,961	$1,002,252	$(63,291)	(6.3)%

     Average investment securities and federal funds sold increased $10,899,000, or 7.1%, to $165,461,000 for the three months ended September 30, 2010 compared to $154,562,000 for the three months ended September 30, 2009. Average interest bearing deposits increased $21,935,000 to $36,223,000 for the three months ended September 30, 2010 compared to $14,288,000 for the three months ended September 30, 2009. See the Liquidity Management section below for further discussion.
     The overall decrease in average interest bearing liabilities was due to a decrease in time deposits and Federal funds purchased and securities sold under agreements to repurchase. Average time deposits decreased $25,927,000, or 3.0%, to $827,714,000 for the three months ended September 30, 2010 compared to $853,641,000 for the three months ended September 30, 2009. Average Federal funds purchased and securities sold under agreements to repurchase decreased $4,267,000, or 11.7%, to $32,149,000 for the three months ended September 30, 2010 compared to $36,416,000 for the three months ended September 30, 2009. The decrease primarily reflects a decrease in term repurchase agreement average balances.
Comparison of the nine months ended September 30, 2010 and 2009
     Financial results for the nine months ended September 30, 2010 compared to 2009 included an increase in net interest income, on a tax equivalent basis of $2,242,000, or 7.3%. Average interest-earning assets decreased $23,471,000, or 2.0%, to $1,164,090,000 for the nine months ended September 30, 2010 compared to $1,187,561,000 for the nine months ended September 30, 2009. Average interest bearing liabilities decreased $21,634,000, or 2.1%, to $1,000,509,000 for the nine months ended September 30, 2010 compared to $1,022,143,000 for the nine months ended September 30, 2009.

     Average loans outstanding decreased $46,527,000 or 4.6% to $960,365,000 for the nine months ended 2010 compared to $1,006,892,000 for the nine months ended September 30, 2009. See the Lending and Credit Management section below for further discussion. The following is a summary of the changes in average loan balance by major category:

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Average loans:
Commercial	$142,976	$150,876	$(7,900)	(5.2)%
Real estate construction — residential	38,775	35,592	3,183	8.9
Real estate construction — commercial	76,939	59,862	17,077	28.5
Real estate mortgage — residential	225,074	218,075	6,999	3.2
Real estate mortgage — commercial	440,990	508,884	(67,894)	(13.3)
Consumer	35,611	33,603	2,008	6.0

Total	$960,365	$1,006,892	$(46,527)	(4.6)%

     Average investment securities and federal funds sold increased $11,689,000, or 7.7%, to $162,932,000 for the nine months ended September 30, 2010 compared to $151,243,000 for the nine months ended September 30, 2009. Average interest bearing deposits increased $13,815,000 to $34,366,000 for the nine months ended September 30, 2010 compared to $20,551,000 for the nine months ended September 30, 2009. See the Liquidity Management section below for further discussion.
     The overall decrease in average interest bearing liabilities was due to a decrease in time deposits and other borrowed money. Average time deposits decreased $13,826,000, or 1.6%, to $846,474,000 for the nine months ended September 30, 2010 compared to $860,300,000 for the nine months ended September 30, 2009. Average other borrowed money decreased $8,288,000, or 10.4%, to $71,586,000 for 2010 compared to $79,874,000 for 2009. The decrease in 2010 reflects a net decrease in Federal Home Loan Bank advances.

Rate and volume analysis
     The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 vs. 2009			2010 vs. 2009
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(111)	$(170)	$59	$(178)	$(320)	$142
Real estate construction — residential	28	(57)	85	(87)	137	(224)
Real estate construction — commercial	(74)	3	(77)	(508)	647	(1,155)
Real estate mortgage — residential	(382)	(895)	513	(1,108)	336	(1,444)
Real estate mortgage — commercial	(520)	282	(802)	(1,241)	(2,844)	1,603
Consumer	(44)	(13)	(31)	96	115	(19)
Investment securities:
U.S. Treasury	5	—	5	10	—	10
Government sponsored entities	(168)	4	(172)	(473)	(62)	(411)
Asset backed securities	80	163	(83)	299	564	(265)
State and municipal(2)	(125)	(106)	(19)	(302)	(258)	(44)
Restricted investments	(20)	(15)	(5)	9	(35)	44
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	17	17	—	20	27	(7)

Total interest income	(1,314)	(787)	(527)	(3,463)	(1,693)	(1,770)

Interest expense:
NOW accounts	(42)	43	(85)	(144)	186	(330)
Savings	(2)	4	(6)	(9)	12	(21)
Money market	(136)	(27)	(109)	(540)	(65)	(475)
Time deposits of 100,000 and over	(355)	(86)	(269)	(1,100)	(182)	(918)
Other time deposits	(774)	(202)	(572)	(2,704)	(768)	(1,936)
Federal funds purchased and securities sold under agreements to repurchase	(3)	(3)	—	(5)	1	(6)
Subordinated notes	(236)	—	(236)	(678)	—	(678)
Other borrowed money	(160)	(27)	(133)	(525)	(227)	(298)

Total interest expense	(1,708)	(298)	(1,410)	(5,705)	(1,043)	(4,662)

Net interest income on a fully taxable equivalent basis	$394	$(489)	$883	$2,242	$(650)	$2,892

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $161,000 and $507,000, and $189,000 and $565,000 for the three and nine months ended September 30, 2010 and 2009, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
     Net interest income on a fully taxable equivalent basis increased $394,000, or 3.7%, to $11,019,000 for the three months ended September 30, 2010 compared to $10,625,000 for the three months ended September 30, 2009. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.57% for the three months ended September 30, 2009 to 3.81% for the three months ended September 30, 2010. This increase is primarily the result of a decrease in average earning liabilities. Our Company’s net interest spread increased from 3.26% during the three months ended September 30, 2009 to 3.58% during the same time period in 2010. While our Company was able to decrease the rate paid on interest bearing liabilities to 1.53% during the three months ended September 30, 2010 from 2.15% during the same time period in 2009, this decrease was partially offset by a decrease in the rates earned on interest bearing assets from 5.41% in 2009 to 5.11% in 2010.

     Net interest income on a fully taxable equivalent basis increased $2,242,000, or 7.3%, to $32,791,000 for the nine months ended September 30, 2010 compared to $30,549,000 for the nine months ended September 30, 2009. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.44% for the nine months ended September 30, 2009 to 3.77% for the nine months ended September 30, 2010. This increase is primarily the result of a decrease in average earning liabilities. Our Company’s net interest spread increased from 3.11% during the nine months ended September 30, 2009 to 3.53% during the same time period in 2010. While our Company was able to decrease the rate paid on interest bearing liabilities to 1.65% during the nine months ended September 30, 2010 from 2.36% during the same time period in 2009, this decrease was partially offset by a decrease in the rates earned on interest bearing assets from 5.47% in 2009 to 5.18% in 2010.
Non-interest Income and Expense
Non-interest income

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Non-interest Income
Service charges on deposit	$1,427	$1,547	$(120)	(7.8)%	$4,150	$4,380	$(230)	(5.3)%
Trust department income	187	238	(51)	(21.4)	567	624	(57)	(9.1)
Gain on sales of mortgage loans	1,011	489	522	106.7	1,533	2,437	(904)	(37.1)
Other	285	326	(41)	(12.6)	1,116	732	384	52.5

Total non-interest income	$2,910	$2,600	$310	11.9%	$7,366	$8,173	$(807)	(9.9)%

Non-interest income as a % of total revenue*	21.1%	19.9%			18.6%	21.4%
Total revenue per full time equivalent employee	$40.1	$37.9			$115.6	$110.9

*	Total revenue is calculated as net interest income plus non-interest income
Three Months Ended September 30, 2010 and 2009
     Noninterest income for the three months ended September 30, 2010 was $2,910,000 compared to $2,600,000 for the three months ended September 30, 2009, resulting in a $310,000, or 11.9%, increase. The increase was primarily the result of a $522,000 increase in the gains on sales of mortgage loans due to an increase in refinancing activity during the third quarter of 2010 compared to the same time period in 2009.
Nine Months Ended September 30, 2010 and 2009
     Noninterest income for the nine months ended September 30, 2010 was $7,366,000 compared to $8,173,000 for the nine months ended September 30, 2009, resulting in an $807,000, or 9.9%, decrease. Although third quarter experienced a substantial increase in real estate refinancing activity, the decrease in year to date noninterest income was primarily the result of a $904,000 decrease in the gains on sales of mortgage loans in comparison to 2009. Partially offsetting this decrease, other income increased $384,000, or 52.5%, to $1,116,000 compared to the prior period. This was primarily due to a $212,000 increase in credit card income, of which $167,000 was due to a nonmaterial correction and an $186,000 increase in real estate servicing fees.

Non-interest expense

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change

Non-interest Expense
Salary expense	$3,369	$3,400	$(31)	(0.9)%	$10,440	$10,191	$249	2.4%
Employee benefits	887	1,054	(167)	(15.8)	3,024	3,213	(189)	(5.9)
Occupancy expense, net	655	600	55	9.2	1,881	1,763	118	6.7
Furniture and equipment expense	473	507	(34)	(6.7)	1,499	1,794	(295)	(16.4)
FDIC insurance assessment	443	422	21	5.0	1,288	2,086	(798)	(38.3)
Legal, examination, and professional fees	349	312	37	11.9	932	985	(53)	(5.4)
Advertising and promotion	311	301	10	3.3	886	901	(15)	(1.7)
Postage, printing, and supplies	300	271	29	10.7	875	834	41	4.9
Processing expense	854	845	9	1.1	2,561	2,538	23	0.9
Other real estate expense	882	240	642	267.5	2,895	575	2,320	403.5
Other	843	1,088	(245)	(22.5)	2,535	2,816	(281)	(10.0)

Total non-interest expense	$9,366	$9,040	$326	3.6%	$28,816	$27,696	$1,120	4.0%

Efficiency ratio	68.0%	69.3%			72.7%	72.6%
Salaries and benefits as a % of total non-interest expense	45.4%	49.3%			46.7%	48.4%
Number of full-time equivalent employees					343	344

Three Months Ended September 30, 2010 and 2009
     Noninterest expense for the three months ended September 30, 2010 was $9,366,000 compared to $9,040,000 for the three months ended September 30, 2009 resulting in a $326,000, or 3.6%, increase. Other real estate expense increased $642,000, or 267.5%, partially offset by a decrease in employee benefits of $167,000, or 15.8%, and a decrease in other expenses of $245,000, or 22.5%. The increase in other real estate expense reflects a $644,000 increase in impairment charges and net losses on sales of foreclosed property during the third quarter of 2010 compared to the third quarter of 2009. The decrease in employee benefits expense was primarily due to a $171,000 decrease in our Company’s profit sharing accrual. The decrease in third quarters 2010 other expenses is primarily a result a $178,000 donation of a foreclosed property during September of 2009.
Nine Months Ended September 30, 2010 and 2009
     Noninterest expense for the nine months ended September 30, 2010 was $28,816,000 compared to $27,696,000 for the nine months ended September 30, 2009 resulting in a $1,120,000, or 4.0%, increase. Other real estate expense increased $2,320,000, or 403.5%, partially offset by a decrease in furniture and equipment expenses of $295,000, or 16.4%, and a decrease in Federal Deposit Insurance Corporation (FDIC) insurance assessment of $798,000, or 38.3%. The increase in other real estate expense reflects expenses incurred on the increase in our Company’s foreclosed property during 2010. Impairment charges and net losses on sales of foreclosed property increased $1,849,000 during 2010 compared to 2009. Expenses to maintain and prepare these properties for sale also increased $500,000 during 2010. The decrease in furniture and equipment expense primarily was due to an $186,000 net loss on the sale of one of our Company’s branch buildings in September of 2009. The decrease in the FDIC insurance assessment is a result of a decrease in the estimated expense accrued during 2010 in comparison to 2009 and an increase in special assessments during 2009.
Income Taxes
     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 27.2% for the three months ended September 30, 2010 compared to 30.6% for the three months ended September 30, 2009. The effective tax rate during the third quarter of 2010 reflects the increase in tax-exempt income as a percentage of total taxable income.

     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 27.6% for the nine months ended September 30, 2010 compared to 31.2% for the nine months ended September 30, 2009. The effective tax rate during for the nine months ended September 30, 2010 reflects the increase in tax-exempt income as a percentage of total taxable income.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 75.7% of total assets as of September 30, 2010 compared to 79.0% as of December 31, 2009.
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

	September 30,		December 31,
(In thousands)	2010		2009
	Amount	%	Amount	%
Commercial, financial, and agricultural	$132,920	14.2%	$151,399	15.3%
Real estate construction — residential	38,229	4.1	38,841	3.9
Real estate construction — commercial	76,587	8.2	77,937	7.9
Real estate mortgage — residential	217,802	23.3	232,332	23.4
Real estate mortgage — commercial	433,930	46.5	453,975	45.8
Installment loans to individuals	33,822	3.6	36,966	3.7
Deferred fees	166	0.0	164	0.0

Total loans	$933,456	100.0%	$991,614	100.0%

     Our Company’s loan portfolio decreased $58,158,000, or 5.9%, from December 31, 2009 to September 30, 2010. This decrease was primarily a result of a decrease in commercial loans of $18,480,000, or 12.2%, a decrease in real estate mortgage — residential loans of $14,530,000, or 6.3%, a decrease in real estate mortgage — commercial loans of $20,045,000, or 4.4%, and a decrease in individual consumer loans of $3,144,000, or 8.5%. The decrease in commercial loans and real estate mortgage loans primarily reflects the payoff of three large commercial credits and two large real estate mortgage loans. The decrease in individual consumer loans reflects the payoff of one large consumer loan which was secured by a Bank certificate of deposit. Also contributing to the decrease in total loans were gross charge-offs of $8,466,000 and $12,665,000 of assets transferred from loans to other real estate owned and repossessed assets. During the current down-turn in the economy, management continues to focus on the improvement of asset quality. Management has tightened underwriting standards and is focused on lending to credit worthy borrowers with the capacity to service the debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to our Company. The decrease in lending activities in the real estate construction market also reflects the slow down in the housing industry and residential construction industry as well as foreclosures on various residential construction properties. Construction lending will continue to be closely monitored.
     Our Company does not extend credit to sub-prime residential real estate customers. While much publicity has been directed at this market during recent years, our Company extends credit to its local community market through traditional mortgage products.
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. At September 30, 2010 our Company was servicing approximately $285,888,000 of loans sold to the secondary market.

     Mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.
     Management along with senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed. In addition, loans below the above scope are reviewed on a sample basis. On a monthly basis, the senior loan committee reviews and reports to the Board of Directors past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, allowances are estimated based on the fair value as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of possible problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
Provision and Allowance for Loan Losses
     The provision for loan losses increased $2,701,000 or 61.3% to $7,105,000 for the nine months ended September 30, 2010 compared to $4,404,000 for the nine months ended September 30, 2009. The current economy has contributed to the deterioration of collateral values. Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level adequate to cover probable losses in the loan portfolio. However, due to charge offs taken during the first nine months of 2010, the allowance for loan losses decreased to $13,954,000 or 1.5% of loans outstanding at September 30, 2010 compared to $14,797,000 or 1.5% of loans outstanding at December 31, 2009. The allowance for loan losses expressed as a percentage of nonperforming loans was 21.1% at September 30, 2010 and 34.9% at December 31, 2009.
The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009

Provision for loan losses	$2,450	$1,250	$7,105	$4,404

Net loan charge-offs:
Commercial, financial, and agricultural	333	157	1,437	417
Real estate construction — residential	(1)	427	258	988
Real estate construction — commercial	—	—	101	289
Real estate mortgage — residential	306	256	3,625	948
Real estate mortgage — commercial	37	115	2,374	321
Installment loans to individuals	53	72	153	180

Total net loan charge-offs	$728	$1,027	$7,948	$3,143

     As shown in the table above, our Company experienced net loan charge-offs of $7,948,000 during the first nine months of 2010 and $3,143,000 during the first nine months of 2009. Net charge offs on commercial, financial, and agricultural loans increased $1,020,000 from September 30, 2009 to September 30, 2010, and was primarily due to three write-downs taken on two loans to reflect current collateral values. Net charge offs on real estate mortgage — residential properties increased $2,677,000 from September 30, 2009 to September 30, 2010 and was primarily due to write-downs taken on foreclosed properties, from two significant customer relationships, to reflect current collateral values. Net charge offs on real estate mortgage — commercial properties increased $2,053,000 from September 30, 2009 to September 30, 2010 and was primarily due to write-downs taken on five loans to reflect current collateral values. The ratio of annualized total net loan charge-offs to total average loans was 0.83% at September 30, 2009 compared to 0.31% at September 30, 2010.
     Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and restructured troubled loans totaled $65,879,000 or 7.06% of total loans at September 30, 2010 compared to $42,347,000 or 4.27% of total loans at December 31, 2009.
The following table summarizes our Company’s nonperforming assets at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Nonaccrual loans:
Commercial, financial, and agricultural	$1,854	$2,067
Real estate construction — residential	3,086	2,678
Real estate construction — commercial	22,580	9,277
Real estate mortgage — residential	6,457	6,692
Real estate mortgage — commercial	15,769	13,161
Installment loans to individuals	101	279

Total nonaccrual loans	49,847	34,154

Loans contractually past — due 90 days or more and still accruing:
Commercial, financial, and agricultural	—	2
Real estate mortgage — residential	73	—
Installment loans to individuals	1	—

Total loans contractually past -due 90 days or more and still accruing	74	2
Troubled debt restructured loans	15,958	8,191

Total nonperforming loans	65,879	42,347
Other real estate and repossessions	10,012	8,491

Total nonperforming assets	$75,891	$50,838

Loans	$933,456	$991,614
Allowance for loan losses to loans	1.49%	1.49%
Nonperforming loans to loans	7.06%	4.27%
Allowance for loan losses to nonperforming loans	21.18%	34.94%
Nonperforming assets to loans and foreclosed assets	8.04%	5.08%

     It is our Company’s policy to discontinue the accrual of interest income on loans when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibles of such principal; otherwise, such receipts are recorded as interest income. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $1,874,000 and $1,152,000 for the nine months ended September 30, 2010 and 2009, respectively. Approximately $11,000 and $42,000 was recorded as interest income on such loans for the nine months ended September 30, 2010 and 2009, respectively.
     Total non-accrual loans at September 30, 2010 increased $15,693,000 from December 31, 2009. The increase resulted primarily from an increase of $13,303,000 in real estate construction - commercial non-accrual loans. This increase primarily represents four commercial customers with balances totaling $15,886,000. Although our non-accrual loans significantly increased from $34,154,000 at December 31, 2009 to $49,847,000 at September 30, 2010, total impaired loans decreased $7,384,000.
     Loans past due 90 days and still accruing interest increased $72,000 from December 31, 2009 to September 30, 2010. Foreclosed real estate and other repossessions increased $1,521,000 to $10,012,000. At September 30, 2010, loans classified as troubled debt restructured loans (TDR) totaled $22,457,000, of which $6,499,000 was on non-accrual status and $15,958,000 was on accrual status. At December 31, 2009, loans classified as TDR totaled $11,233,000, of which $3,042,000 was on non-accrual status and $8,191,000 was on accrual status. The increase in TDR loans is primarily reflected by one large hotel credit of $11,091,000.

     The ratio of nonperforming loans to loans increased from 4.27% at December 31, 2009 to 7.06% at September 30, 2010. Our Company has experienced an increase in its loan delinquencies much like the rest of the banking industry as current economic conditions negatively impact our borrowers’ ability to keep their debt payments current.
     The increase in the levels of charge offs has contributed to the decrease in the ratio of allowance for loan losses to nonperforming loans from 41.11% at September 30, 2009 to 34.94% at December 31, 2009, and to 21.18% at September 30, 2010. Management believes that based on detailed analysis of each nonperforming credit and the value of any associated collateral that the allowance for loan losses at September 30, 2010 is sufficient to cover probable losses in the nonperforming loans.
     The fair value of impaired loans are generally based on market prices for loans with similar collateral determined through independent appraisals, the fair value of the collateral for a collateral-dependent loan, or by discounting the total expected future cash flows. Once the fair value of collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. At September 30, 2010, $7,798,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $66,483,000 compared to $6,415,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $73,877,000 at December 31, 2009. Based on detailed analysis of all impaired loans, management has determined that $31,767,000, or 48%, of impaired loans require no reserve allocation at September 30, 2010 compared to $47,572,000, or 64%, at December 31, 2009. Management believes the excess value in the collateral was sufficient at September 30, and December 31, and these loans did not require additional reserves.
     In addition to nonaccrual loans and TDR’s at September 30, 2010 included in the table above, which were considered impaired, management has identified additional loans totaling approximately $678,000 which were not included in the table above but are considered by management to be impaired compared to $31,522,000 at December 31, 2009. Management has allocated $524,000 of reserves for these credits at September 31, 2010.
     As of September 30, 2010 and December 31, 2009 approximately $18,640,000 and $15,944,000, respectively, of loans not included in the table above have been classified by management as having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $2,696,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems as well as some deterioration in collateral value. Management elected to allocate non-specific reserves to these credits based upon the inherent risk present.
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

The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,123	$2,773
Real estate construction — residential	995	348
Real estate construction — commercial	3,875	1,740
Real estate mortgage — residential	2,700	3,488
Real estate mortgage — commercial	3,259	4,693
Installment loans to individuals	262	380
Unallocated	740	1,375

Total	$13,954	$14,797

     At September 30, 2010, management allocated $13,214,000 of the $13,954,000 total allowance for loan losses to specific loans and loan categories and $740,000 was unallocated. At December 31, 2009, management allocated $13,422,000 of the $14,497,000 total allowance for loan losses to specific loans and loan categories and $1,375,000 was unallocated. The decrease in the portion of the allowance for loan losses related to non asset-specific reserves is the result of management analyzing and assessing this portion of the allowance for loan losses on a more detailed level by homogeneous loan categories for loans not considered impaired. Such analysis measured reserve requirements based on historical loss experiences of loans in those individual categories and therefore provided a more robust reserve methodology. Such reserve methodology considers the loss experience for certain types of loans and loan grades for the past nine quarters. Given the enhancements to the methodology for historical loss experience, the unallocated reserves for certain qualitative factors have been reduced accordingly. Management considers the non asset-specific portion of the allowance for loan losses at September 30, 2010 to be adequate as part of the overall reserves to cover losses in the loan portfolio not identified by specific loss methodologies.
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
Financial Condition
     Total assets decreased $21,404,000 or 1.7% to $1,215,066,000 at September 30, 2010 compared to $1,236,470,000 at December 31, 2009. Earning assets at September 30, 2010 were $1,140,114,000 and consisted of 81.9% in loans and 14.5% in available for sale investment securities, compared to 85.9% and 13.3%, respectively at December 31, 2009. Total liabilities decreased $23,554,000 or 2.1% to $1,105,145,000 compared to $1,128,699,000 at December 31, 2009. Stockholders’ equity increased $2,150,000 or 2.0% to $109,921,000 compared to $107,771,000 at December 31, 2009.
     As described in further detail in the “Lending and Credit Management” section above, during the first nine months of 2010, total period end loans decreased $58,158,000 to $933,456,000 at September 30, 2010 compared to $991,614,000 at December 31, 2009. This decrease was primarily the result of an $18,480,000 decrease in commercial loans, an $14,530,000 decrease in real estate - residential loans, a $20,045,000 decrease in real estate — commercial loans, and a $3,144,000 decrease in consumer loans.
     Investment in debt securities classified as available-for-sale, excluding fair value adjustments, increased $9,960,000 or 6.6% to $160,569,000 at September 30, 2010 compared to $150,609,000 at December 31, 2009. The net increase primarily consisted of an increase in mortgage-backed securities of $14,851,000, an increase in federal agency securities of $2,225,000, partially offset by an $8,116,000 reduction in municipal obligations.
     Total deposits decreased $5,749,000 or 0.6% to $950,574,000 at September 30, 2010 compared to $956,323,000 at December 31, 2009. The increase is primarily a result of an decrease in public fund deposits.

     Federal funds purchased and securities sold under agreements to repurchase decreased $5,185,000 or 14.2% to $31,460,000 at September 30, 2010 compared to $36,645,000 at December 31, 2009. The decrease mostly consisted of a $4,980,000 decrease in federal funds purchased compared to December 31, 2009.
     Other borrowed money decreased $12,149,000 or 15.3% to $67,168,000 at September 30, 2010 compared to $79,317,000 at December 31, 2009. The decrease reflects the net repayment of Federal Home Loan Bank advances.
     Stockholders’ equity increased $2,150,000 or 2.0% to $109,921,000 at September 30, 2010 compared to $107,771,000 at December 31, 2009. The increase in stockholders’ equity reflects net income of $2,698,000 less cash dividends declared of $2,047,000, a $1,394,000 change in unrealized holding gains, net of taxes, on investment in debt securities available-for-sale, $36,000 amortization of prior service cost for defined benefit plan, and a $68,000 increase, net of taxes, related to stock option compensation expense.
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
     Our Company’s Asset/Liability Committee (ALCO), primarily made up of senior management, has direct oversight responsibility for our Company’s liquidity position and profile. A combination of daily, weekly and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital and exposure to contingent draws on our Company’s liquidity. No material changes in our Company’s liquidity or capital resources have occurred since September 30, 2010.
     Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale marketable investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009

Liquid assets:
Federal funds sold	$126	$90
Federal Reserve — excess reserves	34,680	2,216
Available for sale investments securities	165,173	152,927

Total	$199,979	$155,233

     Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $165,173,000 at September 30, 2010 and included an unrealized net gain of $4,604,000. The portfolio includes maturities of approximately $7,501,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base. Our Company pledges portions of its investment securities portfolio to secure public fund deposits, securities sold under agreements to repurchase, trust funds, and borrowing capacity at the Federal Reserve Bank.

At September 30, 2010, total investment securities pledged for these purposes were as follows:

September 30,
(dollars in thousands)	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,306
Repurchase agreements	40,589
Other Deposits	97,578

Total pledged, at fair value	$141,473

     At September 30, 2010, our Company’s unpledged securities in the available for sale portfolio totaled approximately $23,699,000.
     Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2010, such deposits totaled $507,060,000 and represented 53.3% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $443,514,000 at September 30, 2010. These accounts are normally considered more volatile and higher costing representing 46.7% of total deposits at September 30, 2010.

	September 30,	December 31,
(dollars in thousands)	2010	2009

Core deposit base:
Non-interest bearing demand	$143,143	$135,018
Interest checking	148,710	139,624
Savings and money market	215,207	214,660

Total	$507,060	$489,302

     Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of federal funds purchased, securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009

Borrowings:
Federal funds purchased	$—	$4,980
Securities sold under agreements to repurchase	31,460	31,665
FHLB advances	67,168	79,317
Subordinated notes	49,486	49,486

Total	$148,114	$165,448

     Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of September 30, 2010, under agreements with these unaffiliated banks, the Bank may borrow up to $35,684,000 in federal funds on an unsecured basis and $8,905,000 on a secured basis. There were no federal funds purchased outstanding at September 30, 2010. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At September 30, 2010 there was $31,460,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at the current quarter end. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2010, the Bank had $67,168,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

     Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at September 30, 2010:

		September 30, 2010
(dollars in thousands)	FHLB	Federal Reserve	Other

Collateral value pledged	$273,909	$3,306	$7,573
Letters of Credit	(96)
Advances outstanding	(67,168)	—	—

Total	$206,645	$3,306	$7,573

Sources and Uses of Funds
     Cash and cash equivalents were $52,226,000 at September 30, 2010 compared to $24,666,000 at December 31, 2009. The $27,560,000 increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2010. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $11,138,000 during the first nine months of 2010. Investing activities, consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, provided cash of $41,801,000. The cash outflow primarily consisted of purchases of $154,205,000 of investment securities offset by a $42,321,000 decrease in the loan portfolio, $143,790,000 in proceeds from maturities, calls, and pay-downs of investment securities, and $9,185,000 in proceeds from sales of other real estate owned and repossessions. Financing activities used total cash of $25,380,000, resulting primarily from $22,149,000 repayments of FHLB advances, $23,507,000 decrease in time deposits, $2,296,000 in dividends paid, and $5,185,000 decrease in federal funds purchased and securities sold under agreements to repurchase, partially offset by a $17,758,000 increase in interest-bearing transaction accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2010.
     During 2008, liquidity risk became a heightened concern affecting the general banking industry. Because of the uncertainty in the economy, our Company decided to participate in the U.S. Treasury Department’s Capital Purchase Program (CPP), a voluntary program that provides capital to financially healthy banks. During 2009, our Company elected to cease market purchases of treasury stock and preserve its cash and capital position.
     In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. Our Company had $116,219,000 in unused loan commitments and standby letters of credit as of September 30, 2010. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.
     Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. During the nine months ended September 30, 2010 and 2009, our Company paid cash dividends to its common and preferred shareholders totaling $2,296,000 and $3,184,000, respectively. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. For the first nine months ended September 30, 2010, the Bank declared and paid dividends of $2,700,000. At September 30, 2010 and December 31, 2009, our Company had cash and cash equivalents totaling $11,640,000 and $14,738,000 respectively.

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
     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of September 30, 2010 and December 31, 2009, our Company and our Bank each meet all capital adequacy requirements to which they are subject.
     The following table summarizes our Company’s risk-based capital and leverage ratios at the dates indicated.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010
Total capital (to risk-weighted assets):
Company	$166,430	17.47%	$76,233	8.00%	—	—
Hawthorn Bank	137,113	14.64	74,908	8.00	$93,635	10.00%

Tier I capital (to risk-weighted assets):
Company	$142,343	14.94	$38,117	4.00%	—	—
Hawthorn Bank	125,387	13.39	37,454	4.00	$56,181	6.00%

Tier I capital (to adjusted average assets):
Company	$142,343	11.61	$36,769	3.00%	—	—
Hawthorn Bank	125,387	10.42	36,089	3.00	$60,148	5.00%

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-weighted assets):
Company	$165,969	16.49%	$80,502	8.00%	—	—
Hawthorn Bank	134,673	13.62	79,129	8.00	$98,911	10.00%

Tier I capital (to risk-weighted assets):
Company	$140,974	14.01	$40,251	4.00%	—	—
Hawthorn Bank	122,285	12.36	39,564	4.00	$59,347	6.00%

Tier I capital (to adjusted average assets):
Company	$140,974	11.35	$37,254	3.00%	—	—
Hawthorn Bank	122,285	10.04	36,556	3.00	$60,926	5.00%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the period ended September 30, 2010, our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.
     The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2010:

							Over
							5 years or
							no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5		Maturity	Total

ASSETS
Investment securities	$4,065	$3,349	$12,621	$21,432		$19,714	$103,992	$165,173
Interest-bearing deposits	35,209	—	—	—		—	—	35,209
Other restricted investments	6,150	—	—	—		—	—	6,150
Federal funds sold and securities purchased under agreements to resell	126	—	—	—		—	—	126
Loans	479,656	183,927	177,327	44,055		15,188	33,303	933,456

Total	$525,206	$187,276	$189,948	$65,487		$34,902	$137,295	$1,140,114

LIABILITIES

Savings, Now deposits	$—	$—	$141,499	$—	$		$	$141,499
Rewards checking, Super Now, money market deposits	222,871	—	—	—		—	—	222,871
Time deposits	325,525	58,962	48,382	4,359		5,833	—	443,061
Federal funds purchased and securities sold under agreements to repurchase	31,460	—	—	—		—	—	31,460
Subordinated notes	49,486	—	—	—		—	—	49,486
Other borrowed money	48,683	293	18,190	2		—	—	67,168

Total	$678,025	$59,255	$208,071	$4,361		$5,833	$—	$955,545

Interest-sensitivity GAP
Periodic GAP	$(152,819)	$128,021	$(18,123)	$61,126		$29,069	$137,295	$184,569

Cumulative GAP	$(152,819)	$(24,798)	$(42,921)	$18,205		$47,274	$184,569	$184,569

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.77	3.16	0.91	15.02		5.98	NM	1.19
Cumulative GAP	0.77	0.97	0.95	1.02		1.05	1.19	1.19

Item 4.	Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of September 30, 2010. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

HAWTHORN BANCSHARES, INC.

Date
/s/ James E. Smith
November 9, 2010	James E. Smith, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

/s/ Richard G. Rose
November 9, 2010	Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
September 30, 2010 Form 10-Q

Exhibit No.	Description	Page No.
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	46

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	47

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	48

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	49

**	Incorporated by reference.