Form 10-K
period 2010-12-31
HAWTHORN BANCSHARES, INC.
filed 2011-03-30
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(816) 347-8100
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class None	Name of Each Exchange on Which Registered N/A
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑
The aggregate market value of the 3,703,667 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $12.05 closing price of such common equity on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $44,629,182. Aggregate market value excludes an aggregate of 770,366 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 14, 2011, the registrant had 4,635,891 shares of common stock, par value $1.00 per share, issued and 4,474,033 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2010 Annual Report to Shareholders — Part II and (2) definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A — Part III.

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
     Real Estate Holdings of Missouri, LLC. Real Estate Holdings of Missouri, LLC, was formed in March 2010 in order to purchase from Hawthorn Bank and hold parcels of foreclosed real property located in and around Kansas City, Missouri. The purpose for acquiring this foreclosed real estate in Real Estate Holdings of Missouri, LLC is to allow for the orderly, and potentially more expeditious, disposition of these assets and strengthen Hawthorn Bank’s financial position.
Employees
     As of December 31, 2010, Hawthorn and its subsidiaries had approximately 309 full-time and 63 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.
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
     Our Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Clinton, Lee’s Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Henry, Cass, Benton and Greene counties of Missouri. Hawthorn Bank’s principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the fourth largest (in terms of deposits) of the thirteen banks within Cole county, the largest (in terms of deposits) of the eight banks within Henry county, the third largest (in terms of deposits) of the seventeen banks within Cass county, and the largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank’s trust services is from other commercial banks, including those of the Kansas City metropolitan area.
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
     On December 31, 2010, Hawthorn was in compliance with all of the FRB’s capital adequacy guidelines. Hawthorn’s capital ratios on December 31, 2010 are shown below:

	Tier 1 Risk-Based	Total Risk-Based
Leverage Ratio	Capital Ratio	Capital Ratio
(3% minimum requirement)	(4% minimum requirement)	(8% minimum requirement)
11.00%	14.25%	17.05%
     Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the United States or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. The Bank and Savings Association Holding Company and Depository Institution Regulatory Improvements Act of 2010, a subset of the Dodd-Frank Act discussed below, permits banks to acquire and establish de novo branches in other states if a state bank in that other state would be permitted to establish the branch.
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
     On December 31, 2010, our Bank was classified as “well-capitalized,” which is required for Hawthorn to remain a financial holding company. The capital ratios and classifications of our Bank as of December 31, 2010 are shown on the following chart.

	Tier 1 Risk-Based	Total Risk-Based
Leverage Ratio	Capital Ratio	Capital Ratio
(5% minimum requirement)	(6% minimum requirement)	(10% minimum requirement)
9.99%	12.93%	14.18%
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
Changes in Laws and Monetary Policies
     Recent Legislation. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the United States Congress. In July 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which enacted substantial changes to the legal framework of the entire financial services industry. The Dodd-Frank Act mandates the passage of numerous rules and regulations by various regulatory agencies over the next few years. This law will change banking regulation and the operating environment of Hawthorn in substantial and unpredictable ways. It could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Hawthorn cannot predict the impact that the Dodd-Frank Act, and the various regulations issued thereunder will have on its business.
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
     Interest Rate Changes May Reduce Our Profitability And Our Banking Subsidiary’s. The primary source of earnings for Hawthorn’s banking subsidiary is net interest income. To be profitable, our Bank has to earn more money in interest and fees on loans and other interest-earning assets than it pays as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, the amount of interest our Bank earns on loans and investment securities may decrease more rapidly than the amount of interest our Bank has to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Hawthorn and its banking subsidiary.
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
     The Continuation Of Adverse Market Conditions In The U.S. Economy And The Markets In Which We Operate Could Adversely Impact Our Business. Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued through 2009 and 2010 and in the first quarter of 2011. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.
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
     Recent Legislative And Regulatory Actions. There can be no assurance as to the actual impact that the Emergency Economic Stabilization Act of 2008, the Treasury’s Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program, or any other governmental program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

     On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of The Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.
     The FDIC’s Changes in the Calculation of Deposit Insurance Premiums and Ability to Levy Special Assessments Could Increase Our Non-Interest Expense And May Reduce Our Profitability. The range of base assessment rates currently varies from 12 to 45 basis points depending on an institution’s risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. However, the Dodd-Frank Act requires the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale. Under the new system, banks will pay assessments at a rate between 5 and 35 basis points per assets minus tangible equity, depending upon an institution’s risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC’s reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC’s final rule become effective on April 1, 2011.
     The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase our non-interest expense and may adversely affect our profitability.
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
     The Failure Of Our Bank To Restore Unappropriated Retained Earnings To A Positive Balance Or Receive Regulatory Approval To Pay Dividends Could Impair Our Company’s Liquidity And Ability To Pay Dividends. Bank dividends are the principal source of funds for payment of dividends by our Company to our shareholders. Our Bank is subject to regulations which require the maintenance of minimum capital requirements. As a result of our Bank paying out dividends to us in excess of its 2010 earnings, our Bank’s unappropriated retained earnings balance at December 31, 2010 was negative. As a result, our Bank must obtain regulatory approval prior to paying dividends to our Company until such time as the unappropriated retained earnings balance is restored to a positive balance. There can be no assurance that such approval will be obtained for the payment of dividends at levels previously paid by our Bank, if at all, and there can be no assurance that our Bank’s unappropriated retained earnings balance will be restored to a positive balance.
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
     In July 2010, President Barack Obama signed into law the Dodd-Frank Act, which enacted substantial changes to the legal framework of the entire financial services industry. The Dodd-Frank Act mandates the passage of numerous rules and regulations by various regulatory agencies over the next few years. This legislation will change banking regulation and the operating environment of Hawthorn in substantial and unpredictable ways. It could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Hawthorn cannot predict the impact that the Dodd-Frank Act, and the various regulations issued thereunder will have on its business.
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
     Our Success Largely Depends On The Efforts Of Our Executive Officers. The success of Hawthorn and its banking subsidiary has been largely dependent on the efforts of David Turner, Chairman, CEO, and President and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Mr. Turner, or any of the other key executive officers could have a materially adverse effect on Hawthorn and its subsidiary bank.
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
     On February 14, 2007, our principal offices were relocated from Jefferson City, Missouri to Hawthorn Bank’s branch located at 300 Southwest Longview Boulevard, Lee’s Summit, Missouri. The Lee’s Summit location temporarily serves as our principal office.

The table below provides a list of our Bank’s facilities.

				Net Book Value at
	Approximate			December 31,
	Square	Owned or		2010
Location	Footage	Leased		(in thousands)

8127 East 171st Street, Belton, MO	13,000	Owned		$2,274
4675 Gretna Road, Branson, MO	11,000	Owned		$1,585
1000 West Buchanan Street, California, MO	2,270	Owned		$437
102 North Second Street, Clinton, MO	11,524	Owned		$1,674
1400 East Ohio Street, Clinton, MO	13,551	Owned		$3,388
1712 East Ohio Street, Clinton, MO (inside a Wal-Mart store)	600	Leased	(1)	N/A
1101 North Highway 13,Collins, MO	1,500	Owned		$25
1110 Club Village Drive, Columbia, MO	5,000	Owned		$1,712
115 South 2nd Street, Drexel, MO	4,000	Owned		$266
100 Plaza Drive, Harrisonville, MO	4,000	Owned		$307
17430 East 39th Street, Independence, MO	4,070	Owned		$739
220 West White Oak, Independence, MO	1,800	Owned		$96
132 East High Street, Jefferson City, MO	34,800	Owned		$3,642
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned		$335
211 West Dunklin Street, Jefferson City, MO	2,400	Owned		$10
800 Eastland Drive, Jefferson City, MO	4,100	Owned		$800
3600 Amazonas Drive, Jefferson City, MO	26,000	Owned		$1,128
300 S.W. Longview Blvd, Lee’s Summit, MO	11,700	Owned		$2,364
335 Chestnut, Osceola, MO	1,580	Owned		$65
500 North Mott Drive, # 105B, Raymore, MO (in the Foxwood Springs Seniors Center)	462	Leased	(1)	N/A
595 VFW Memorial Drive, St. Robert, MO	2,236	Owned		$33
321 West Battlefield, Springfield, MO	12,500 (3)	Owned		$659
200 West Main Street, Warsaw, MO	8,900	Owned		$165
1891 Commercial Drive, Warsaw, MO	11,000	Owned		$1,854
125 South Main, Windsor, MO	3,600	Owned		$305

(1)	The term of this lease began in January 1999 and ends in January 2014.

(2)	The term of this lease can be terminated at any time upon thirty days notice.

(3)	Of the 12,500 square feet of space, 6,600 square feet of space is leased to a non-affiliate.
     Management believes that the condition of each of our Bank’s facilities presently is adequate for its business and that such facilities are adequately covered by insurance.

Item 3. Legal Proceedings.
     The information required by this Item is set forth in Note 17, Commitments and Contingencies, in our Company’s consolidated financial statements.
Item 4. (Removed and Reserved).
EXECUTIVE OFFICERS OF THE REGISTRANT
     Executive officers of our Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
David T. Turner	54	Chairman, Chief Executive Officer, President and Director
Richard G. Rose	59	Chief Financial Officer
Kathleen L. Bruegenhemke	45	Senior Vice President and Secretary
     The business experience of the executive officers of our Company during the last five years is as follows:
     David T. Turner has served as a director of our Company and of Hawthorn Bank (or of its constituent predecessors) since January 1997. He has served as president of our Company since March 2002 and as chairman and chief executive officer of our Company since January 2011. He also currently serves as chairman, chief executive officer and president of Hawthorn Bank. Mr. Turner has served as vice chairman of our Company from June 1998 through March 2002 and as senior vice president of our Company from 1993 until June 1998. He served as president of a predecessor to Hawthorn Bank from January 1997 through March 2002 when he assumed the position of chairman, chief executive officer and president. He served as senior vice president of that same predecessor from June 1992 through December 1996 and as its vice president from 1985 until June 1992.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in our Company’s 2010 Annual Report to Shareholders.
     We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.
Our Purchases of Equity Securities
     The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2010:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs *

October 1-31, 2010	—	—	—	$333,038

November 1-30, 2010	—	—	—	$333,038

December 1-31, 2010	—	—	—	$333,038

Total	—	—	—	$333,038

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our board of directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions. As a result of our participation in the U.S. Treasury’s Capital Purchase Program, however, our ability to redeem, purchase or acquire any shares of our common stock is limited. Specifically, until December 19, 2011 we will not be permitted to redeem, purchase or acquire any shares of our common stock without the Treasury’s approval unless the shares of our Fixed Rate Cumulative Perpetual Preferred Stock issued to the Treasury have been redeemed or transferred. Further, we will not be able to redeem, purchase or acquire any shares of our common stock if we are in arrears in the payment of dividends on the preferred stock issued to the Treasury.
Recent Issuance of Securities
     None.

Item 6. Selected Financial Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Selected Consolidated Financial Data” in our Company’s 2010 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Company’s 2010 Annual Report to Shareholders.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Our Company’s exposure to market risk is reviewed on a regular basis by our Bank’s asset/liability committee and board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank’s management include the standard GAP report subject to different rate shock scenarios. At December 31, 2010, the rate shock scenario models indicated that annual net interest income could change by as much as (18.4)% to 22.2% should interest rates rise or fall within 300 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:
(i)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity” in our Company’s 2010 Annual Report to Shareholders; and

(ii)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in our Company’s 2010 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
     Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in our Company’s 2010 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls Over Financial Reporting.
     Management’s Report on Internal Control Over Financial Reporting.
     Our Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), is effective based on the criteria established in Internal Control—Integrated Framework.
     Management’s assessment of the effectiveness of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     Changes in Internal Controls.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Hawthorn Bancshares, Inc.:
     We have audited Hawthorn Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 30, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s / KPMG LLP
St. Louis, Missouri
March 30, 2011
Item 9B. Other Information.
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
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
Item 11. Executive Compensation.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Executive Compensation and Related Matters” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Securities Authorized For Issuance Under Equity Compensation Plans
     Our Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2010:

					Number of securities remaining
	Number of securities to be		Weighted-average exercise		available for future issuance under
	issued upon exercise of		price of outstanding		equity compensation plans
	outstanding options,		options, warrants and		(excluding securities reflected in
Plan category	warrants and rights		rights		column (a))

	(a)		(b)		(c)
Equity compensation plans approved by security holders	250,491	*	$25.42		654,612	**
Equity compensation plans not approved by security holders	-0	-	-0	-	-0	-

Total	250,491	*	$25.42		654,612	**

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company’s incentive stock option plan.

**	Consists of 221,972 shares available for future issuance under our Company’s incentive stock option plan and 432,640 shares available for future issuance under our Company’s 2007 omnibus incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)	the information under the caption “Related Party Transactions” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services.
     Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:
     The following consolidated financial statements of our Company and reports of our Company’s independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2010 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:
     Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.
3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

Exhibit No.	Description

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

10.3
Letter Agreement dated December 19, 2008 by and between our Company and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms (filed as Exhibit 10.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.4	Form of Waiver of our Company’s Senior Executive Officers (filed as Exhibit 10.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

10.5
Form of Letter Agreement between our Company’s Senior Executive Officers and our Company (filed as Exhibit 10.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

13
Our Company’s 2010 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of our Company (filed as Exhibit 14 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries (filed as Exhibit 21 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.
Dated: March 30, 2011	By	/s/ David T. Turner
David T. Turner, Chairman of the Board,
President and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Turner and Richard G. Rose, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 30, 2011	/s/ David T. Turner
David T. Turner, Chairman of the Board, President
and Chief Executive Officer (Principal Executive Officer)

March 30, 2011	/s/ Richard G. Rose
Richard G. Rose, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 30, 2011	/s/ Charles G. Dudenhoeffer, Jr.
Charles G. Dudenhoeffer, Jr., Director

March 30, 2011	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 30, 2011	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 30, 2011	/s/ James E. Smith
James E. Smith, Director

March 30, 2011	/s/ Gus S. Wetzel, II
Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13
Our Company’s 2010 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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