Form 10-Q
period 2011-03-31
HAWTHORN BANCSHARES, INC.
filed 2011-05-16
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
As of May 16, 2011 the registrant had 4,474,033 shares of common stock, par value $1.00 per share, outstanding

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Loans	$874,481,187	$898,472,463
Allowances for loan losses	(12,402,110)	(14,564,867)

Net loans	862,079,077	883,907,596

Investment in available-for-sale securities, at fair value	217,542,201	178,977,550
Federal funds sold and securities purchased under agreements to resell	142,111	125,815
Cash and due from banks	37,887,136	50,853,985
Premises and equipment — net	36,953,833	36,980,503
Other real estate owned and repossessed assets — net	15,425,721	14,009,017
Accrued interest receivable	5,648,193	5,733,684
Mortgage servicing rights	2,327,929	2,355,990
Intangible assets — net	859,483	977,509
Cash surrender value — life insurance	2,023,088	2,001,965
Other assets	23,658,468	24,248,590

Total assets	$1,204,547,240	$1,200,172,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$142,194,780	$137,749,571
Savings, interest checking and money market	401,326,674	379,137,539
Time deposits $100,000 and over	121,960,867	124,566,760
Other time deposits	300,543,398	305,208,786

Total deposits	966,025,719	946,662,656

Federal funds purchased and securities sold under agreements to repurchase	29,045,521	30,068,453
Subordinated notes	49,486,000	49,486,000
Other borrowed money	51,821,482	66,985,978
Accrued interest payable	1,604,609	1,491,503
Other liabilities	4,618,355	3,989,303

Total liabilities	1,102,601,686	1,098,683,893

Stockholders’ equity:
Preferred stock, $1,000 par value
Authorized and issued 30,255 shares	28,960,361	28,841,242
Common stock, $1 par value
Authorized 15,000,000 shares; issued 4,635,891 shares	4,635,891	4,635,891
Surplus	28,950,345	28,928,545
Retained earnings	42,089,899	41,857,302
Accumulated other comprehensive income, net of tax	825,876	742,149
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	101,945,554	101,488,311

Total liabilities and stockholders’ equity	$1,204,547,240	$1,200,172,204

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

INTEREST INCOME
Interest and fees on loans	$12,087,642	$13,418,476
Interest on debt securities:
Taxable	1,154,896	1,063,979
Nontaxable	275,808	326,202
Interest on federal funds sold and securities purchased under agreements to resell	37	36
Interest on interest-bearing deposits	20,593	13,631
Dividends on other securities	43,700	50,697

Total interest income	13,582,676	14,873,021

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	483,691	630,753
Time deposit accounts $100,000 and over	463,172	711,382
Other time deposit accounts	1,422,802	1,998,651
Interest on federal funds purchased and securities sold under agreements to repurchase	13,355	20,540
Interest on subordinated notes	319,951	524,300
Interest on other borrowed money	399,169	676,361

Total interest expense	3,102,140	4,561,987

Net interest income	10,480,536	10,311,034
Provision for loan losses	1,750,002	2,505,000

Net interest income after provision for loan losses	8,730,534	7,806,034

NON-INTEREST INCOME
Service charges on deposit accounts	1,310,491	1,296,088
Trust department income	195,095	178,862
Gain on sale of mortgage loans, net	246,234	224,573
Other	300,260	305,933

Total non-interest income	2,052,080	2,005,456

NON-INTEREST EXPENSE
Salaries and employee benefits	4,677,073	4,657,121
Occupancy expense, net	638,364	621,672
Furniture and equipment expense	506,679	492,039
FDIC insurance assessment	478,747	410,178
Legal, examination, and professional fees	490,504	247,290
Advertising and promotion	232,175	278,189
Postage, printing, and supplies	268,707	288,166
Processing expense	822,077	850,365
Other real estate expense	492,433	506,455
Other	770,965	779,271

Total non-interest expense	9,377,724	9,130,746

Income before income taxes	1,404,890	680,744
Income tax expense	451,273	186,976

Net income	953,617	493,768
Preferred stock dividends	369,783	369,783
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	$464,715	$4,866

Basic earnings per share	$0.10	$—
Diluted earnings per share	$0.10	$—

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited)

					Accumulated		Total
					Other		Stock —
	Preferred	Common		Retained	Comprehensive	Treasury	holders’
	Stock	Stock	Surplus	Earnings	Income	Stock	Equity

Balance, December 31, 2009	$28,364,768	$4,463,813	$26,970,745	$50,576,551	$912,224	$(3,516,818)	$107,771,283

Net loss	—	—	—	(3,551,740)	—	—	(3,551,740)
Change in unrealized gain (loss) on securities:
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	—	(389,428)	—	(389,428)
Defined benefit pension plans:
Net gain arising during the year, net of tax	—	—	—	—	171,388	—	171,388
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	47,965	—	47,965
Total other comprehensive loss							(170,075)
Total comprehensive loss							(3,721,815)
Stock based compensation expense	—	—	87,310	—	—	—	87,310
Accretion of preferred stock discount	476,474	—	—	(476,474)	—	—	—
Stock dividend	—	172,078	1,870,490	(2,042,568)	—	—	—
Cash dividends declared, preferred stock				(1,512,750)			(1,512,750)
Cash dividends declared, common stock	—	—	—	(1,135,717)	—	—	(1,135,717)
Balance, December 31, 2010	$28,841,242	$4,635,891	$28,928,545	$41,857,302	$742,149	$(3,516,818)	$101,488,311

Net income	—	—	—	953,617	—	—	953,617
Change in unrealized gain on securities:
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	—	71,736	—	71,736
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	11,991	—	11,991
Total other comprehensive income							83,727
Total comprehensive income							1,037,344
Stock based compensation expense	—	—	21,800	—	—	—	21,800
Accretion of preferred stock discount	119,119	—	—	(119,119)	—	—	—
Cash dividends declared, preferred stock				(378,188)			(378,188)
Cash dividends declared, common stock	—	—	—	(223,713)	—	—	(223,713)

Balance, March 31, 2011	$28,960,361	$4,635,891	$28,950,345	$42,089,899	$825,876	$(3,516,818)	$101,945,554

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$953,617	$493,768
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,750,002	2,505,000
Depreciation expense	484,514	506,615
Net amortization of debt securities, premiums, and discounts	232,963	160,499
Amortization of core deposit intangible assets	118,026	150,519
Stock based compensation expense	21,800	29,181
Loss (gain) on sales and dispositions of premises and equipment	667	(104)
Loss on sales and dispositions of other real estate owned and repossessions	33,441	62,690
Provision for other real estate owned	160,665	—
Decrease in accrued interest receivable	85,491	610,551
Increase in cash surrender value -life insurance	(21,123)	(18,744)
(Increase) decrease in other assets	(105,155)	629,603
Increase (decrease) in accrued interest payable	113,106	(101,829)
Increase in other liabilities	629,040	516,709
Origination of mortgage loans for sale	(12,000,717)	(10,355,738)
Proceeds from the sale of mortgage loans	12,048,588	10,580,311
Gain on sale of mortgage loans, net	(246,234)	(224,573)
Decrease in net deferred tax asset	7,666	7,667
Other, net	11,991	11,991

Net cash provided by operating activities	4,278,348	5,564,116

Cash flows from investing activities:
Net decrease in loans	16,102,329	10,683,563
Purchase of available-for-sale debt securities	(58,387,175)	(108,812,450)
Proceeds from maturities of available-for-sale debt securities	12,429,161	81,462,422
Proceeds from calls of available-for-sale debt securities	7,278,000	21,225,800
Proceeds from sales of FHLB stock	674,800	230,900
Purchases of premises and equipment	(491,273)	(135,298)
Proceeds from sales of premises and equipment	27,769	400
Proceeds from sales of other real estate owned and repossessions	2,563,742	1,094,910

Net cash (used) provided in investing activities	(19,802,647)	5,750,247

Cash flows from financing activities:
Net increase (decrease) in demand deposits	4,445,210	(4,161,288)
Net increase in interest-bearing transaction accounts	22,189,135	47,758,283
Net decrease in time deposits	(7,271,281)	(10,124,530)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,022,932)	(4,537,574)
Repayment of Federal Home Loan Bank advances	(15,164,496)	(5,189,219)
Cash dividends paid — preferred stock	(378,188)	(378,187)
Cash dividends paid — common stock	(223,702)	(473,215)

Net cash provided by financing activities	2,573,746	22,894,270

Net (decrease) increase in cash and cash equivalents	(12,950,553)	34,208,633
Cash and cash equivalents, beginning of year	50,979,800	24,665,695

Cash and cash equivalents, end of year	$38,029,247	$58,874,328

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,989,034	$4,663,816
Income taxes	$—	$200,000
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$4,174,551	$4,099,478

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1)	Basis of Presentation and Principles of Consolidation
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
     These unaudited condensed consolidated interim financial statements should be read in conjunction with our Company’s audited consolidated financials statements included in its 2010 Annual Report to Shareholders under the caption Consolidated Financial Statements and incorporated by reference into its Annual Report on Form 10-K for the year ended December 31, 2010 as Exhibit 13.
     On July 1, 2010, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on May 19, 2010. For all periods presented, share information, including basic and diluted earnings per share have been adjusted retroactively to reflect this change.
     The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2010 Annual Report on form 10-K.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(2)	Loans and Allowance for Loan Losses
     A summary of loans, by major class within our Company’s loan portfolio, at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010

Commercial, financial, and agricultural	$126,364,523	$131,382,467
Real estate construction — residential	29,543,321	31,834,174
Real estate construction — commercial	52,274,329	56,052,910
Real estate mortgage — residential	203,589,632	207,834,488
Real estate mortgage — commercial	430,997,862	439,068,622
Installment and other consumer	31,533,942	32,132,336
Unamortized loan origination fees and costs, net	177,578	167,466

Total loans	$874,481,187	$898,472,463

     The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles.
     At March 31, 2011, loans of $451,427,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit.
     Allowance for loan losses
     The following table provides the balance in the allowance for loan losses at March 31, 2011 and December 31, 2010, and the related loan balance by impairment methodology. Loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, troubled debt restructurings, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb credit losses.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following is a summary of the allowance for loan losses at March 31, 2011 and December 31, 2010 are as follows:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction —	Construction —	Mortgage —	Mortgage —	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total

March 31, 2011

Allowance for loan losses:

Balance, beginning of year	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Additions:
Provision for loan losses	93	410	17	227	827	45	131	1,750

Deductions:
Loans charged off	828	1,547	—	1,073	581	109	—	4,138
Less recoveries on loans	(61)	(61)	—	(42)	(5)	(56)	—	(225)

Net loans charged off	767	1,486	—	1,031	576	53	—	3,913

Balance, end of year	$2,257	$991	$1,356	$3,118	$3,709	$223	$748	$12,402

Individually evaluated for impairment	$1,121	$42	$114	$533	$1,927	$—	$—	$3,737
Collectively evaluated for impairment	1,136	949	1,242	2,585	1,782	223	748	8,665

Total	$2,257	$991	$1,356	$3,118	$3,709	$223	$748	$12,402

Loans outstanding:
Individually evaluated for impairment	$3,834	$1,940	$10,030	$6,905	$27,099	$	$—	$49,808
Collectively evaluated for impairment	122,531	27,603	42,244	196,685	403,899	31,711	—	824,673

Total	$126,365	$29,543	$52,274	$203,590	$430,998	$31,711	$—	$874,481

December 31, 2010

Allowance for loan losses:

Balance, beginning of year	$2,773	$348	$1,740	$3,488	$4,693	$380	$1,375	$14,797

Additions:
Provision for loan losses	1,908	2,622	4,133	4,740	2,577	32	(758)	15,254

Deductions:

Loans charged off	1,903	933	4,556	4,534	3,841	422	—	16,189
Less recoveries on loans	(153)	(30)	(22)	(228)	(29)	(241)	—	(703)

Net loans charged off	1,750	903	4,534	4,306	3,812	181	—	15,486

Balance, end of year	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Individually evaluated for impairment	$1,737	$1,553	$201	$1,117	$1,768	$—	$—	$6,376
Collectively evaluated for impairment	1,194	514	1,138	2,805	1,690	231	617	8,189

Total	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Loans outstanding:
Individually evaluated for impairment	$3,660	$3,586	$11,783	$8,040	$29,076	$—	$—	$56,145
Collectively evaluated for impairment	127,722	28,248	44,270	199,795	409,993	32,299	—	842,327

Total	$131,382	$31,834	$56,053	$207,835	$439,069	$32,299	$—	$898,472

     Loans, or portions of loans, are charged off to the extent deemed uncollectible. Loan charge-offs reduce the allowance for loan losses, and recoveries of loans previously charged off are added back to the allowance. Once the fair value for a collateral dependent loan has been determined, any impaired amount is typically charged off unless the loan has other income streams to support repayment. For impaired loans which have other income streams to support repayment, a specific reserve is established for the amount determined to be impaired.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Impaired loans
     Impaired loans totaled $50,027,707 and $56,270,543 at March 31, 2011 and December 31, 2010 respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings.
The categories of impaired loans at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010

Non-accrual loans	$47,523,846	$50,586,887
Troubled debt restructurings continuing to accrue interest	2,503,861	5,683,656

Total impaired loans	$50,027,707	$56,270,543

     At March 31, 2011, loans classified as trouble debt restructurings (TDR) totaled $19,799,004, of which $17,295,143 were on non-accrual status and $2,503,861 were on accrual status. At December 31, 2010, loans classified as TDR totaled $22,080,431, of which $16,396,775 were on non-accrual status and $5,683,656 was on accrual status. Reserves allocated to troubled debt restructurings were $1,418,000 and $1,359,000 at March 31, 2011 and December 31, 2010, respectively.
     Interest income recognized on loans in non-accrual status and contractual interest that would be recorded had the loans performed in accordance with their original contractual terms is as follows:

	Three Months Ended March 31,
	2011	2010

Contractual interest due on non-accrual loans	$606,436	$507,241
Interest income recognized on loans in non-accrual status	38	13,354

Net reduction in interest income	$606,398	$493,887

     The specific reserve component of our Company’s allowance for loan losses at March 31, 2011 and December 31, 2010 was determined by using fair values of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $35,849 and $165,005, for the three months ended March 31, 2011 and March 31, 2010, respectively. Average recorded investment in impaired loans is calculated on a monthly basis during the period.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following table provides additional information about impaired loans at March 31, 2011 and December 31, 2010, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

At March 31, 2011
With no related allowance recorded:
Commercial, financial and Agricultural	$1,963,637	$2,016,732	$—	$1,734,723	$—
Real estate — construction residential	1,768,233	2,355,936	—	2,764,408	—
Real estate — construction commercial	8,222,862	9,320,617	—	8,220,718	—
Real estate — residential	2,651,719	3,031,610	—	3,718,693	4,684
Real estate — commercial	11,471,124	13,127,747	—	11,499,818	—
Consumer	219,840	230,120	—	207,991	—

Total	$26,297,415	$30,082,762	$—	$28,146,351	$4,684

With an allowance recorded:
Commercial, financial and Agricultural	$1,870,086	$1,895,088	$1,121,326	$1,871,362	$2,192
Real estate — construction residential	171,982	181,002	42,000	172,649	—
Real estate — construction commercial	1,807,063	3,062,063	113,816	1,794,542	—
Real estate — residential	4,253,289	4,355,082	533,010	3,933,353	27,332
Real estate — commercial	15,627,872	15,821,270	1,927,120	14,828,936	1,641

Total	$23,730,292	$25,314,505	$3,737,272	$22,600,842	$31,165

Total impaired loans	$50,027,707	$55,397,267	$3,737,272	$50,747,193	$35,849

At December 31, 2010
With no related allowance recorded:
Commercial, financial and Agricultural	$441,861	$629,296	$—
Real estate — construction residential	1,769,622	2,355,936	—
Real estate — construction commercial	8,297,388	9,393,368	—
Real estate — residential	2,463,735	2,950,560	—
Real estate — commercial	12,939,973	14,869,833	—
Consumer	125,858	132,688	—

Total	$26,038,437	$30,331,681	$—

With an allowance recorded:
Commercial, financial and Agricultural	$3,217,995	$3,260,009	$1,737,159
Real estate — construction residential	1,816,276	1,848,593	1,552,406
Real estate — construction commercial	3,485,517	4,740,517	201,147
Real estate — residential	5,576,292	5,669,041	1,117,141
Real estate — commercial	16,136,025	16,215,862	1,767,893

Total	$30,232,106	$31,734,022	$6,375,746

Total impaired loans	$56,270,543	$62,065,703	$6,375,746

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis.
Age Analysis of Past Due and Non-Accrual Loans

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
	Past Due	Past Due	Accruing	Non-Accrual	Total

March 31, 2011
Commercial, Financial, and Agricultural	$121,793,421	$479,658	$383,926	$3,707,518	$126,364,523
Real Estate Construction — Residential	27,603,106	—	—	1,940,215	29,543,321
Real Estate Construction — Commercial	42,235,412	8,993	—	10,029,924	52,274,329
Real Estate Mortgage — Residential	196,955,492	1,997,075	—	4,637,065	203,589,632
Real Estate Mortgage — Commercial	403,438,021	570,557	—	26,989,284	430,997,862
Installment and Other Consumer	31,267,207	217,734	6,739	219,840	31,711,520

Total	$823,292,659	$3,274,017	$390,665	$47,523,846	$874,481,187

December 31, 2010
Commercial, Financial, and Agricultural	$127,315,586	$534,865	$—	$3,532,016	$131,382,467
Real Estate Construction — Residential	28,200,876	47,400	—	3,585,898	31,834,174
Real Estate Construction — Commercial	45,511,088	474,934	—	10,066,888	56,052,910
Real Estate Mortgage — Residential	199,386,784	2,775,654	—	5,672,050	207,834,488
Real Estate Mortgage — Commercial	409,906,845	1,557,599	—	27,604,178	439,068,622
Installment and Other Consumer	31,784,217	356,812	32,916	125,857	32,299,802

Total	$842,105,396	$5,747,264	$32,916	$50,586,887	$898,472,463

     The following table provides information about the credit quality of the loan portfolio using our Company’s internal rating system reflecting management’s risk assessment. Loans are placed on watch status when (1) one or more weaknesses which could jeopardize timely liquidation exits; or (2) the margin or liquidity of an asset is sufficiently tenuous that adverse trends could result in a collection problem. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified may have a well defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that our Company may sustain some loss if the deficiencies are not corrected. Loans are placed on non-accrual status when (1) deterioration in the financial condition of the borrower exists such that payment of full principal and interest is not expected, or (2) payment of principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Real Estate	Real Estate	Installment and
	Commercial	Construction	Mortgage	other Consumer	Total

At March 31, 2011
Watch	$20,683,503	$16,981,786	$36,479,225	$448,373	$74,592,887
Substandard	4,243,957	3,417,666	23,192,968	349,332	31,203,923
Non-accrual	3,707,518	11,970,139	31,626,349	219,840	47,523,846

Total	$28,634,978	$32,369,591	$91,298,542	$1,017,545	$153,320,656

At December 31, 2010
Watch	$21,981,367	$16,919,978	$44,234,865	$564,489	$83,700,699
Substandard	2,840,703	5,000,571	17,058,382	441,514	25,341,170
Non-accrual	3,532,016	13,652,786	33,276,228	125,857	50,586,887

Total	$28,354,086	$35,573,335	$94,569,475	$1,131,860	$159,628,756

(3) Real Estate Acquired in Settlement of Loans

	March 31,	December 31,
	2011	2010

Commercial	$67,421	$67,421
Real estate mortgage — construction	12,145,547	13,229,199
Real estate mortgage	8,801,850	6,254,221

Total	$21,014,818	$19,550,841
Less valuation allowance for other real estate owned	(6,319,098)	(6,158,433)

Total	$14,695,720	$13,392,408

Balance at December 31, 2010		$19,550,841
Additions		4,773,157
Net reductions		(3,309,180)

Total other real estate owned		$21,014,818
Less valuation allowance for other real estate owned		(6,319,098)

Balance at March 31, 2011		$14,695,720

     Activity in the valuation allowance for other real estate owned in settlement of loans for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three Months Ended March 31,
	2011	2010

Balance, beginning of period	$6,158,433	$—
Provision for other real estate owned	160,665	—
Charge-offs	—	—

Balance, end of period	$6,319,098	$—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
     A summary of investment securities by major category, at fair value, consisted of the following at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

U.S. treasury	$1,023,047	$1,027,891
Government sponsored enterprises	74,048,988	53,341,551
Asset-backed securities	110,102,728	90,176,241
Obligations of states and political subdivisions	32,367,438	34,431,867

Total available for sale securities	$217,542,201	$178,977,550

     All of our Company’s investment securities are classified as available for sale, as discussed in more detail below. Asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored entities and government agencies such as the FHLMC, FNMA and GNMA.
     Investment securities which are classified as restricted equity securities primarily consist of Federal Home Loan Bank Stock and our Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $5,467,150 and $6,141,950, as of March 31, 2011 and December 31, 2010, respectively.
     The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

March 31, 2011

U.S Treasury	$999,837	$23,210	$—	$1,023,047
Government sponsored enterprises	74,337,601	214,476	503,089	74,048,988
Asset-backed securities	108,585,817	1,930,789	413,878	110,102,728
Obligations of states and political subdivisions	31,821,706	643,768	98,036	32,367,438

Total available for sale securities	$215,744,961	$2,812,243	$1,015,003	$217,542,201

December 31, 2010

U.S Treasury	$999,823	$28,068	$—	$1,027,891
Government sponsored enterprises	53,516,545	327,051	502,045	53,341,551
Asset-backed securities	88,634,760	1,905,377	363,896	90,176,241
Obligations of states and political subdivisions	34,146,782	555,240	270,155	34,431,867

Total available for sale securities	$177,297,910	$2,815,736	$1,136,096	$178,977,550

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value

Due in one year or less	$9,723,451	$9,768,796
Due after one year through five years	78,372,238	78,405,212
Due after five years through ten years	16,956,579	17,151,461
Due after ten years	2,106,876	2,114,004

	107,159,144	107,439,473
Asset-backed securities	108,585,817	110,102,728

Total	$215,744,961	$217,542,201

     Debt securities with carrying values aggregating approximately $157,393,000 and $148,099,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public fund deposits, federal funds purchased lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve, and for other purposes as required or permitted by law.
     Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010, were as follows:

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
At March 31, 2011	Value	Losses	Value	Losses	Positions	Value	Losses

Government sponsored enterprises	$34,004,890	$(503,089)	$—	$—	33	$34,004,890	(503,089)
Asset-backed securities	36,498,689	(413,878)	—	—	36	36,498,689	$(413,878)
Obligations of states and political subdivisions	4,336,922	(98,036)	—	—	15	4,336,922	(98,036)

	$74,840,501	$(1,015,003)	$—	$—	84	$74,840,501	$(1,015,003)

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
At December 31, 2010	Value	Losses	Value	Losses	Positions	Value	Losses

Government sponsored enterprises	$20,504,526	$(502,045)	$—	$—	19	$20,504,526	(502,045)
Asset-backed securities	21,177,793	(363,896)	—	—	20	21,177,793	$(363,896)
Obligations of states and political subdivisions	8,038,946	(270,155)	—	—	29	8,038,946	(270,155)

	$49,721,265	$(1,136,096)	$—	$—	68	$49,721,265	$(1,136,096)

     Our Company’s available for sale portfolio consisted of approximately 361 securities at March 31, 2011. None of these securities had been in the loss position for 12 months or longer. The $1,015,000 unrealized loss included in other comprehensive income at March 31, 2011 was caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Our Company’s available for sale portfolio consisted of approximately 333 securities at December 31, 2010. None of these securities had been in the loss position for 12 months or longer. The $1,136,000 unrealized loss included in other comprehensive income at December 31, 2010 was caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired.
     During the three months ended March 31, 2011 and 2010, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized earnings.
(5) Intangible Assets
     A summary of other intangible assets at March 31, 2011 and December 31, 2010, respectively is as follows:

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$4,795,224	$(3,935,741)	$859,483	$7,060,224	$(6,082,715)	$977,509
Mortgage servicing rights	3,089,572	(761,643)	2,327,929	3,067,368	(711,378)	2,355,990

Total intangible assets	$7,884,796	$(4,697,384)	$3,187,412	$10,127,592	$(6,794,093)	$3,333,499

     Changes in the net carrying amount of other intangible assets for the three months ended March 31, 2011 are as follows:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

Balance at December 31, 2010	$977,509	$2,355,990
Additions	—	121,188
Amortization	(118,026)	(149,239)

Balance at March 31, 2011	$859,483	$2,327,939

     Mortgage servicing rights (MSRs) are amortized over the shorter of 7 years or the life of the loan. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At March 31, 2011 and December 31, 2010, no temporary impairment was recognized. The fair value of MSRs is based on the present value of expected cash flows, as further discussed in Fair Value of Financial Instruments. Mortgage loans serviced for others totaled approximately $300,773,000 and $298,325,000 at March 31, 2011 and December 31, 2010, respectively. Included in other noninterest income were real estate servicing fees for the three months ended March 31, 2011 and 2010 of $180,000, and $192,000, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The aggregate amortization expense of intangible assets subject to amortization for the three months ended March 31, 2011 and 2010 is as follows:

	For the Three Months Ended
	March 31,
Aggregate amortization expense	2011	2010

Core deposit intangible asset	$118,026	$150,519
Mortgage servicing rights	149,239	134,874

     Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of March 31, 2011 for the next five years:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

2011	$316,737	$424,822
2012	408,062	444,000
2013	134,684	361,000
2014	—	294,000
2015	—	239,000

(6) Income Taxes
     Our Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. At March 31, 2011 and December 31, 2010, our Company had $221,000 of gross unrecognized tax benefits that if recognized would affect the effective tax rate. Our Company believes that during 2011 it is reasonably possible that there would be a reduction of $221,000 in gross unrecognized tax benefits as a result of the lapse of statute of limitations for the 2007 tax year. At March 31, 2011, total interest accrued on unrecognized tax benefits was approximately $37,000. As of March 31, 2011, there were no federal or state income tax examinations in process.
     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not our Company will realize the benefits of these temporary differences at March 31, 2011 and, therefore, has not established a valuation reserve.
     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.1% for the three months ended March 31, 2011 compared to 27.5% for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 reflects a decrease in tax-exempt income as a percentage of total taxable income.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7) Employee Benefit Plans
Employee benefits charged to operating expenses are summarized in the table below.

	For the Three Months Ended
	March 31,
	2011	2010

Payroll taxes	$314,529	$321,967
Medical plans	442,319	404,852
401k match	67,599	80,012
Pension plan	227,593	216,299
Profit-sharing	23,000	72,470
Other	41,563	41,328

Total employee benefits	$1,116,603	$1,136,928

     Our Company’s profit-sharing plan includes a matching 401k portion, in which our Company matches the first 3% of eligible employee contributions. Our Company made annual contributions in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for Federal income tax purposes, for each of the years shown. In addition, employees were able to make additional tax-deferred contributions.
Pension
     Our Company also provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under our Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. Our Company made a $554,000 contribution to the defined benefit plan in 2010, and the minimum required contribution for 2011 is estimated to be $997,000. Our Company has contributed $529,000 to the plan for the year.
     The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
	2011	2010

Service cost—benefits earned during the year	$930,691	$844,178
Interest costs on projected benefit obligations	603,903	556,047
Expected return on plan assets	(702,852)	(613,982)
Amortization of prior service cost	78,628	78,628

Net periodic pension expense	$910,370	$864,871

Pension expense — three months ended March 31, (actual)	$227,593	$216,299

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(8) Stock Compensation
     Our Company’s stock option plan provides for the grant of options to purchase up to 486,720 shares of our Company’s common stock to officers and other key employees of our Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except options issued in 2008 to acquire $10,294 shares that vested immediately.
     The following table summarizes our Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	(000)

Outstanding at January 1, 2011	250,491	$25.42
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at March 31, 2011	250,491	$25.42	4.3	$—

Exercisable at March 31, 2011	211,243	$25.52	3.9	$—

     Total stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $22,000 and $29,000, respectively. As of March 31, 2011, the total unrecognized compensation expense related to non-vested stock awards was $134,000 and the related weighted average period over which it is expected to be recognized is approximately three years.
(9) Comprehensive Income
     Activity in other comprehensive income for the three months ended March 31, 2011 and 2010 is shown in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. Our Company did not have any other-than temporary impairment (OTTI) as required to be reported under current accounting guidance for OTTI on debt securities during the periods reported. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit- related portion of the overall gain or loss in fair value is recorded in other comprehensive income. The second component of other comprehensive income is pension gains and losses that arise during the period but are not recognized as components of net periodic benefit cost, and corresponding adjustments when these gains and losses are subsequently amortized to net periodic benefit cost.
(10) Preferred Stock
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
     Participating in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 265,471 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with managements’ estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrant at March 31, 2011 were $28,960,000 and $2,382,000, respectively.
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
     The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $17.10 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheet and qualify, for regulatory capital purposes, as Tier I capital. For the three months ended March 31, 2011, our Company had declared and paid $378,000 of dividends and amortized $119,000 of accretion of the discount on preferred stock.
(11) Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Basic earnings per common share:
Net income	$953,617	$493,768
Less:
Preferred stock dividends	369,783	369,783
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	$464,715	$4,866

Basic earnings per share	$0.10	$0.00

Diluted earnings per common share:
Net income	$953,617	$493,768
Less:
Preferred stock dividends	369,783	369,783
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	$464,715	$4,866

Average shares outstanding	4,474,033	4,474,033
Effect of dilutive stock options	—	—

Average shares outstanding including dilutive stock options	4,474,033	4,474,033

Diluted earnings per share	$0.10	$0.00

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
     The following options to purchase shares during the three months ended March 31, 2011 and 2010 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended
	March 31,
	2011	2010

Anti-dilutive shares — option shares	250,491	250,491
Anti-dilutive shares — warrant shares	265,471	265,471

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12) Fair Value Measurements
     Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of the three months ended March 31, 2011 and 2010, there were no transfers into or out of Level 2.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
U.S. treasury	$1,023,047	$—	$1,023,047	$—
Government sponsored enterprises	74,048,988	—	74,048,988	—
Asset-backed securities	110,102,728	—	110,102,728	—
Obligations of states and political subdivisions	32,367,438	—	32,367,438	—

Total	$217,542,201		$217,542,201	$—

December 31, 2010
U.S. treasury	$1,027,891	$—	$1,027,891	$—
Government sponsored enterprises	53,341,551	—	53,341,551	—
Asset-backed securities	90,176,241	—	90,176,241	—
Obligations of states and political subdivisions	34,431,867	—	34,431,867	—

Total	$178,977,550		$178,977,550	$—

Valuation methods for instruments measured at fair value on a nonrecurring basis
     Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:
Impaired Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2011, our Company identified $23.7 million in impaired loans that had specific allowances for losses aggregating $3.7 million. Related to these loans, there was $3.1 million in charge-offs recorded during 2011.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*

March 31, 2011
Impaired loans:
Commercial, financial, & agricultural	$748,760	$—	$—	$748,760	$(784,866)
Real estate construction — residential	129,982	—	—	129,982	(1,492,875)
Real estate construction — commercial	1,693,247	—	—	1,693,247	—
Real estate mortgage — residential	3,720,279	—	—	3,720,279	(716,984)
Real estate mortgage — commercial	13,700,752	—	—	13,700,752	(156,313)

Total	$19,993,020	$—	$—	$19,993,020	$(3,151,038)

Other real estate owned and repossessed assets	$15,425,721	$—	$—	$15,425,721	$(811,412)

December 31, 2010
Impaired loans:
Commercial, financial, & agricultural	$1,480,836	$—	$—	$1,480,836	$(1,634,544)
Real estate construction — residential	263,870	—	—	263,870	(863,399)
Real estate construction — commercial	3,284,371	—	—	3,284,371	(4,496,156)
Real estate mortgage — residential	4,459,151	—	—	4,459,151	(3,971,927)
Real estate mortgage — commercial	14,368,132	—	—	14,368,132	(3,626,892)

Total	$23,856,360	$—	$—	$23,856,360	$(14,592,918)

Other real estate owned and repossessed assets	$14,009,017	$—	$—	$14,009,017	$(3,528,011)

*	Total gains (losses) reported for other real estate owned and repossessed assets includes charge offs, valuation write downs, and net losses taken during the periods reported.
(13)	Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Loans
The fair value of loans is estimated based on present values using applicable risk-adjusted spreads to the U. S. Treasury curve to approximate current interest rates applicable to each category of such financial instruments. The net carrying amount of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

Investment Securities
A detailed description of the fair value measurement of the debt instruments in the available for sale sections of the investment security portfolio is provided in the Fair Value Measurement section above. A schedule of investment securities by category and maturity is provided in the notes on Investment Securities.

Federal Funds Sold, Cash, and Due from Banks
For federal funds sold, cash, and due from banks, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Other Borrowings
The fair value of subordinated notes and other borrowings, Federal Home Loan borrowings, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for other borrowed money of similar remaining maturities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of our Company’s financial instruments for the periods stated is as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Assets:
Loans	$862,079,077	$866,484,000	$883,907,596	$889,291,000
Investment in debt securities	217,542,201	217,542,201	178,977,550	178,977,550
Federal fund sold and securities purchased under agreements to resell	142,111	142,111	125,815	125,815
Cash and due from banks	37,887,136	37,887,136	50,853,985	50,853,985
Mortgage servicing rights	2,327,929	2,998,000	2,355,990	3,027,000
Accrued interest receivable	5,648,193	5,648,193	5,733,684	5,733,684

	$1,125,626,647	$1,130,701,641	$1,121,954,620	$1,128,009,034

Liabilities:
Deposits:
Demand	$142,194,780	$142,194,780	$137,749,571	$137,749,571
NOW	189,877,607	189,877,607	160,225,356	160,225,356
Savings	60,453,191	60,453,191	54,722,129	54,722,129
Money market	150,995,876	150,995,876	164,190,054	164,190,054
Time	422,504,265	429,783,000	429,775,546	437,996,000
Federal funds purchased and securities sold under agreements to repurchase	29,045,521	29,045,521	30,068,453	30,068,453
Subordinated notes	49,486,000	21,698,000	49,486,000	21,105,000
Other borrowings	51,821,482	53,954,000	66,985,978	69,329,000
Accrued interest payable	1,604,609	1,604,609	1,491,503	1,491,503

	$1,097,983,331	$1,079,606,584	$1,094,694,590	$1,076,877,066

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. Our Company believes such commitments have been made on terms, which are competitive in the markets in which it operates. See Note 16 for further discussion.

Limitations
The fair value estimates provided are made at a point in time based on market information and information about the financial instruments. Because no market exists for a portion of our Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair value estimates.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14)	Pending Litigation
     Our Company and its subsidiaries are defendants in various legal actions incidental to our Company’s past and current business activities. At March 31, 2011 and December 31, 2010, our Company’s consolidated balance sheets included liabilities for these legal actions of $273,000 and $275,000, respectively. Based on our Company’s analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our Company’s consolidated financial statements or results of operations in the near term.
     On November 18, 2010, a suit was filed against Hawthorn Bank (the Bank) in the Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws. The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts. The Bank has filed for a motion to dismiss the suit. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.
     On December 17, 2009, a suit was filed against Hawthorn Bank (the Bank) in Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the Bank had not followed through on its commitment to fund a loan request. A jury found in favor of the customer and as of March 31, 2011, our Company is carrying a liability of $273,000 representing the balance its estimated obligation. Our Company is currently in the early stages of the appeals process and the probable outcome is presently not determinable.

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
     The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted on July 21, 2010. Provisions of the Act address many issues including, but not limited to, capital, interchange fees, compliance and risk management, debit card overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations under the Act are expected to primarily impact financial institutions with assets greater than $10 billion, our Company expects these new regulations could reduce our revenues and increase our expenses in the future. Management is currently assessing the impact of the Act and of the regulations anticipated to be promulgated under the Act.
     We have described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.
Overview
     Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.20 billion in assets at March 31, 2011, and 24 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Bank is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
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
Allowance for Loan Losses
     We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of our Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Further discussion of the methodology used in establishing the allowance and the impact of any associated risks related to these policies on our business operations is discussed in the Lending and Credit Management section below. Many of the loans are deemed collateral dependent for purposes of the measurement of the impairment loss, thus the fair value of the underlying collateral and sensitivity of such fair values due to changing market conditions, supply and demand, condition of the collateral and other factors can be volatile over periods of time. Such volatility can have an impact on the financial performance of our Company.
Other Real Estate Owned and Repossessed Assets
     Other real estate owned and repossessed assets consist of loan collateral which has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are initially recorded as held for sale at the lower of the loan balance or fair value of the collateral less estimated selling costs. Any adjustment is recorded as a charge-off against the allowance for loan losses. Our Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. The write-downs are recorded as other real estate expense. Our Company establishes a valuation allowance related to other real estate owned on an asset-by-asset basis. The valuation allowance is created during the holding period when the fair value less cost to sell is lower than the “cost” of a parcel of other real estate.
Valuation of Investment Securities
At the time of purchase, debt securities are classified into one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which our Company has the positive intent and ability to hold until maturity. All debt securities not classified as held-to-maturity are classified as available-for-sale. Our Company’s securities are classified as available-for-sale and are carried at fair value. Changes in fair value, excluding certain losses associated with other-than-temporary impairment, are reported in other comprehensive income, net of taxes, a component of stockholders’ equity. Securities are periodically evaluated for other-than-temporary impairment in accordance with guidance provided in the FASB ASC Topic 320, Investments — Debt and Equity Securities. For those securities with other-than-temporary impairment, the entire loss in fair value is required to be recognized in current earnings if our Company intends to sell the securities or believes it more likely than not that it will be required to sell the security before the anticipated recovery.

If neither condition is met, but our Company does not expect to recover the amortized cost basis, our Company determines whether a credit loss has occurred, which is then recognized in current earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
Premiums and discounts are amortized using the interest method over the lives of the respective securities, with consideration of historical and estimated prepayment rates for mortgage-backed securities, as an adjustment to yield. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings based on the specific identification method for determining the cost of securities sold.
Income Taxes
     Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that been that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in our consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forward, and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Given the sensitivity of our Company’s financial performance to changes in net interest margins and increasing reserves associated with loan losses and other real estate owned, sustained negative financial performance could provide sufficient negative evidence to necessitate a deferred tax asset valuation allowance. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities. Our Company accrues for interest related to income taxes in income tax expense. Total interest expense recognized was $4,000 and $9,000 as of March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, total accrued interest was $37,000 and $31,000, respectively.

SELECTED CONSOLIDATED FINANCIAL DATA
     The following table presents selected consolidated financial information for our Company as of and for each of the three months ended March 31, 2011 and 2010. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.
Selected Financial Data

	Three Months
	Ended
	March 31,
(In thousands, except per share data)	2011	2010

Per Share Data

Basic earnings per common share	$0.10	$—
Diluted earnings per common share	0.10	—
Dividends paid on preferred stock	378	378
Amortization of discount on preferred stock	119	119
Dividends paid on common stock	224	473
Book value per common share	16.31	18.38
Market price common stock	9.03	11.69

Selected Ratios

(Based on average balance sheets)
Return on average total assets	0.32%	0.16%
Return on average common stockholders’ equity	2.56%	0.02%
Average common stockholders’ equity to average total assets	6.10%	6.37%
(Based on end-of-period data)
Efficiency ratio (1)	74.80%	74.10%
Period-end stockholders’ equity to period-end assets	8.46%	8.53%
Period-end common stockholders’ equity to period-end assets	6.06%	6.27%
Total risk-based capital ratio	17.29	16.68
Tier 1 risk-based capital ratio	14.51	14.19
Leverage ratio	11.12	11.20

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

RESULTS OF OPERATIONS ANALYSIS
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

	Three months ended March 31,		$ Change	% Change
(Dollars in thousands)	2011	2010	‘11-‘10	‘11-‘10

Net interest income	$10,481	$10,311	$170	1.6%
Provision for loan losses	1,750	2,505	(755)	(30.1)
Noninterest income	2,052	2,006	46	2.3
Noninterest expense	9,378	9,131	247	2.7

Income before income taxes	1,405	681	724	106.3

Income tax expense	451	187	264	141.2

Net income	$954	$494	$460	93.1%

Less: preferred dividends	370	370	—	—
and accretion of discount	119	119	—	—

Net income available to common shareholders	$465	$5	$460	9,200.0%

     Our Company’s consolidated net income of $954,000 for the three months ended March 31, 2011 increased $460,000 compared to net income of $494,000 for the three months ended March 31, 2010. Our Company recorded preferred stock dividends and accretion on preferred stock of $489,000 for the three months ended March 31, 2011, resulting in $465,000 of net income available for common shareholders compared to net income of $5,000 for the three months ended March 31, 2010. Diluted earnings per share increased from $0.00 per common share to $0.10 per common share. Although the provision for loan losses decreased $755,000, or 30.1%, from March 31, 2010 to March 31, 2011, net income continued to be negatively impacted by the higher provisions our Company has been experiencing during this current economy. Our Company’s net interest income increased to $10,481,000 for the three months ended March 31, 2011 compared to $10,311,000 for the three months ended March 31, 2010. The annualized return on average assets was 0.32%, the annualized return on average common stockholders’ equity was 2.56%, and the efficiency ratio was 74.8% for the three months ended March 31, 2011. Net interest margin increased from 3.61% to 3.84%. Net interest income, on a tax equivalent basis, increased $144,000, or 1.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2011.
     Total assets at March 31, 2011 were $1,204,547,000 compared to $1,200,172,000 at December 31, 2010, an increase of $4,375,000, or 0.4%. On July 1, 2010, our Company distributed a four percent stock dividend for the second consecutive year to common shareholders of record at the close of business May 19, 2010. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect the change.

Average Balance Sheets
     The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended March 31, 2011 and March 31, 2010.

	The Three Months Ended March 31,
(Dollars In thousands)	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(	Paid(1)

ASSETS
Loans: (2) (4)
Commercial	$128,986	$1,737	5.46%	$148,251	$1,994	5.45%
Real estate construction — residential	32,317	417	5.23	38,744	508	5.32
Real estate construction — commercial	55,288	604	4.43	77,268	657	3.45
Real estate mortgage — residential	205,345	2,915	5.76	231,757	3,250	5.69
Real estate mortgage — commercial	432,766	5,908	5.54	448,632	6,344	5.73
Consumer	30,767	535	7.05	36,397	696	7.76
Investment in securities: (3)
U.S. treasury	1,028	5	1.97	77	—	—
Government sponsored enterprises	62,845	349	2.25	46,137	333	2.93
Asset backed securities	100,830	790	3.18	77,423	718	3.76
State and municipal	33,600	418	5.08	36,733	493	5.44
Restricted Investments	5,827	44	3.06	6,728	51	3.07
Federal funds sold	133	—	—	194	—	—
Interest bearing deposits in other financial institutions	34,035	20	0.24	30,941	14	0.18

Total interest earning assets	1,123,767	13,742	4.96	1,179,282	15,058	5.18
All other assets	98,967			93,855
Allowance for loan losses	(14,577)			(14,925)

Total assets	$1,208,157			$1,258,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$189,883	$275	0.59%	$176,736	$276	0.63%
Savings	57,155	34	0.24	49,286	32	0.26
Money market	157,871	174	0.45	169,496	323	0.77
Time deposits of $100,000 and over	123,428	463	1.52	136,170	711	2.12
Other time deposits	302,249	1,424	1.91	326,958	1,999	2.48

Total time deposits	830,586	2,370	1.16	858,646	3,341	1.58
Federal funds purchased and securities sold under agreements to repurchase	29,993	13	0.18	33,734	21	0.25
Subordinated notes	49,486	399	3.27	49,486	524	4.29
Other borrowed money	56,929	320	2.28	77,638	676	3.53
Total interest bearing liabilities	966,994	3,102	1.30	1,019,504	4,562	1.81
Demand deposits	134,203			123,096
Other liabilities	4,430			7,071

Total liabilities	1,105,627			1,149,671
Stockholders’ equity	102,530			108,541

Total liabilities and stockholders’ equity	$1,208,157			$1,258,212

Net interest income (FTE)		$10,640			$10,496

Net interest spread			3.66%			3.37%
Net interest margin			3.84%			3.61%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $160,000 and $185,000 for the three months ended March 31, 2011and 2010, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.
Comparison of the three months ended March 31, 2011 and 2010
     Financial results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 included an increase in net interest income, on a tax equivalent basis, of $144,000, or 1.4%. Average interest-earning assets decreased $55,515,000, or 4.7% to $1,123,767,000 at March 31, 2011 compared to $1,179,282,000 at March 31, 2010 and average interest bearing liabilities decreased $52,510,000, or 5.2%, to $966,994,000 at March 31, 2011 compared to $1,019,504,000 at March 31, 2010.
     Average loans outstanding decreased $95,580,000 or 9.7% to $885,469,000 at March 31, 2011 compared to $981,049,000 for at March 31, 2010. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio.
The following is a summary of the changes in average loan balance by major class within our Company’s loan portfolio:

	Three Months Ended		$	%
	March 31,		Change	Change
(Dollars in thousands)	2011	2010	‘11-‘10	‘11-‘10

Average loans:
Commercial	$128,986	$148,251	$(19,265)	(13.0)%
Real estate construction — residential	32,317	38,744	(6,427)	(16.6)
Real estate construction — commercial	55,288	77,268	(21,980)	(28.4)
Real estate mortgage — residential	205,345	231,757	(26,412)	(11.4)
Real estate mortgage — commercial	432,766	448,632	(15,866)	(3.5)
Consumer	30,767	36,397	(5,630)	(15.5)

Total	$885,469	$981,049	$(95,580)	(9.7)%

     Average investment securities and federal funds sold increased $37,872,000 or 23.6% to $198,436,000 at March 31, 2011 compared to $160,564,000 at March 31, 2010. Average interest bearing deposits in other financial institutions increased $3,094,000 to $34,035,000 at March 31, 2011 compared to $30,941,000 at March 31, 2010. See the Liquidity Management section below for further discussion.
     The overall decrease in average interest bearing liabilities was due to a decrease in time deposits and other borrowed money. Average time deposits decreased $28,060,000, or 3.3%, to $830,586,000 at March 31, 2011 compared to $858,646,000 at March 31, 2010. Average other borrowed money decreased $20,709,000 or 26.7% to $56,929,000 at March 31, 2011 compared to $77,638,000 at March 31, 2010. The decrease in 2011 reflects a net decrease in Federal Home Loan Bank advances.
Rate and volume analysis
     The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Monthes Ended March 31,
	2011 vs. 2010
		Change due to
	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(257)	$(259)	$2
Real estate construction — residential	(91)	(83)	(8)
Real estate construction — commercial	(53)	(214)	161
Real estate mortgage — residential	(335)	(374)	39
Real estate mortgage — commercial	(436)	(220)	(216)
Consumer	(161)	(102)	(59)
Investment securities:
U.S. treasury	5	—	5
Government sponsored entities	16	104	(88)
Asset backed securities	72	195	(123)
State and municipal(2)	(75)	(40)	(35)
Restricted Investments	(7)	(7)	—
Federal funds sold	—	—	—
Interest bearing deposits in other financial institutions	6	1	5

Total interest income	(1,316)	(999)	(317)

Interest expense:
NOW accounts	(1)	20	(21)
Savings	2	5	(3)
Money market	(149)	(21)	(128)
Time deposits of 100,000 and over	(248)	(62)	(186)
Other time deposits	(575)	(142)	(433)
Federal funds purchased and securities sold under agreements to repurchase	(8)	(2)	(6)
Subordinated notes	(125)	—	(125)
Other borrowed money	(356)	(153)	(203)

Total interest expense	(1,460)	(355)	(1,105)

Net interest income on a fully taxable equivalent basis	$144	$(644)	$788

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $160,000 and $185,000 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
     Net interest income on a fully taxable equivalent basis increased $144,000, or 1.4%, to $10,640,000 for the three months ended March 31, 2011 compared to $10,496,000 for the three months ended March 31, 2010. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.61% for the three months ended March 31, 2010 to 3.84% for the three months ended March 31, 2011. Our Company’s net interest spread increased to 3.66% for the three months ended March 31, 2011 from 3.37% for the three months ended March 31, 2010.
     While our Company was able to decrease the rate paid on interest bearing liabilities to 1.30% for the three months ended March 31, 2011 from 1.81% for the three months ended March 31, 2010, this decrease was partially offset by the decrease in the rates earned on interest bearing assets from 5.18% in 2010 to 4.96% in 2011.

Non-interest Income and Expense
Non-interest income for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended		$	%
	March 31,		Change	Change
(Dollars in thousands)	2011	2010	‘11-‘10	‘11-‘10

Non-interest Income
Service charges on deposit accounts	$1,311	$1,296	$15	1.2%
Trust department income	195	179	16	8.9
Gain on sales of mortgage loans, net	246	225	21	9.3
Other	300	306	(6)	(2.0)

Total non-interest income	$2,052	$2,006	$46	2.3%

Non-interest income as a % of total revenue *	16.4%	16.3%
Total revenue per full time equivalent employee	$37.0	$35.8

*	Total revenue is calculated as net interest income plus non-interest income
     Noninterest income increased $46,000 or 2.3% to $2,052,000 for the three months ended March 31, 2011 compared to $2,006,000 for the three months ended March 31, 2010. The increase was primarily the result of a $21,000 increase in the gains on sales of mortgage loans, a $16,000 increase in trust department income, and a $15,000 increase in service charges on deposit accounts. During the first three months of 20l1, our Company experienced a slight increase in refinancing activity impacting both volumes of loans sold and gains recognized compared to the first three months of 2010. Our Company was servicing $300,773,000 of mortgage loans at March 31, 2011 compared to $298,325,000 at December 31, 2010, and $271,284,000 at March 31, 2010. Our Company had no sales of debt securities during the three months ended March 31, 2011 and 2010.
Non-interest expense for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended		$	%
	March 31,		Change	Change
(Dollars in thousands)	2011	2010	‘11-‘10	‘11-‘10

Non-interest Expense
Salaries	$3,560	$3,520	$40	1.1%
Employee benefits	1,117	1,137	(20)	(1.8)
Occupancy expense, net	638	622	16	2.6
Furniture and equipment expense	507	492	15	3.0
FDIC insurance assessment	479	410	69	16.8
Legal, examination, and professional fees	491	247	244	98.8
Advertising and promotion	232	278	(46)	(16.5)
Postage, printing, and supplies	269	288	(19)	(6.6)
Processing expense	822	850	(28)	(3.3)
Other real estate expense	492	507	(15)	(3.0)
Other	771	780	(9)	(1.2)

Total non-interest expense	$9,378	$9,131	$247	2.7%

Efficiency ratio*	74.8%	74.1%
Salaries and benefits as a % of total non-interest expense *	49.9%	51.0%
Number of full-time equivalent employees	339	344

     Noninterest expense increased $247,000, or 2.7%, to $9,378,000 for the first three months ended March 31, 2011 compared to $9,131,000 for the first three months ended March 31, 2010. The increase was primarily a result of a $244,000, or 98.8%, increase in legal, examination, and professional fees. The increase in legal, examination, and professional fees included a $35,000 increase in legal fees, $55,000 increase in audit fees, and a $157,000 increase in consulting fees. The increase in the legal fees primarily relates to fees incurred on pending litigation. See Note 14 to the condensed consolidated financial statements for further explanation. The increase in audit fees reflects a review of our Company’s loan files for Home Loan Mortgage Act compliance, and the increase in consulting fees was primarily due to a human resource best practices and profitability consulting project.
Income taxes
     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.1% for the three months ended March 31, 2011 compared to 27.5% for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 reflects a decrease in tax-exempt income as a percentage of total taxable income.
Lending and Credit Management
     Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 71.6% of total assets as of March 31, 2011 compared to 73.7% as of December 31, 2010.
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
A summary of loans, by major class within our Company’s loan portfolio as of the dates indicated are as follows:

	March 31,		December 31,
(In thousands)	2011		2010
	Amount	%	Amount	%
Commercial, financial, and agricultural	$126,365	14.5%	$131,382	14.6%
Real estate construction — residential	29,543	3.4	31,834	3.5
Real estate construction — commercial	52,274	6.0	56,053	6.2
Real estate mortgage — residential	203,590	23.3	207,835	23.1
Real estate mortgage — commercial	430,998	49.2	439,069	48.9
Installment loans to individuals	31,534	3.6	32,132	3.6
Deferred fees and costs, net	177	—	167	—

Total loans	$874,481	100.0%	$898,472	100%

     Our Company’s loan portfolio decreased $23,991,000, or 2.7% from December 31, 2010 to March 31, 2011, primarily due to repayments, charge-offs and transfers to other real estate owned. During the first three months of 2011 our Company experienced reduced loan demand, thus loan pay-downs and payoffs exceeded new originations. This decrease was seen throughout our Company’s loan portfolio. Gross loans charged-off of $4,138,000 and $4,175,000 of assets transferred from loans to other real estate owned and repossessed assets contributed to this decline.
     During the current down-turn in the economy, management continues to focus on the improvement of asset quality. Management has tightened underwriting standards and is focused on lending to credit worthy borrowers with the capacity to service the debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to our Company. The decrease in lending activities in the real estate construction market also reflects the slowdown in the housing industry and residential construction industry as well as foreclosures on various residential construction properties. Construction lending will continue to be closely monitored.
     Our Company does not participate in extending credit to sub-prime residential real estate markets. Our Company extends credit to its local community market through traditional real estate mortgage products.
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
     Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the quarter our Company sold $12,049,000 of loans to investors. At March 31, 2011our Company was servicing approximately $300,773,000 of loans sold to the secondary market.
     Real estate mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.
     Management along with senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed. In addition, loans below the above scope are reviewed on a sample basis. On a monthly basis, the senior loan committee reviews and reports to the Board of Directors past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, allowances are estimated based on the fair value as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management for probable losses inherent in the loan portfolio.
Provision and Allowance for Loan Losses
     The provision for loan losses decreased $755,000 or 30.1% to $1,750,000 for three months ended March 31, 2011 compared to $2,505,000 for three months ended March 31, 2010.
     The current economy has contributed to the deterioration of collateral values. The economic downturn and elevated unemployment rates in our market area have impaired the ability for certain of our customers to make payments on our loans in accordance with contractual terms.
     Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level adequate to cover probable losses in the loan portfolio. Due to charge offs taken during 2011, the allowance for loan losses decreased to $12,402,000 or 1.4% of loans outstanding at March 31, 2011 compared to $14,565,000 or 1.6% of loans outstanding at December 31, 2010, and $14,658,000 or 1.5% of loans outstanding at March 31, 2010.

The following table summarizes loan loss experience for the years indicated:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010

Analysis of allowance for loan losses:
Balance beginning of year	$14,565	$14,797
Net loan charge-offs:
Commercial, financial, and agricultural	767	491
Real estate construction — residential	1,486	281
Real estate construction — commercial	—	80
Real estate mortgage — residential	1,031	1,728
Real estate mortgage — commercial	576	18
Installment loans to individuals	53	46

Total net charge-offs	3,913	2,644

Provision for loan losses	1,750	2,505

Balance at March 31,	$12,402	$14,658

     As shown in the table above, our Company experienced net loan charge-offs of $3,913,000 for the three months ended March 31, 2011 compared to $2,644,000 for the three months ended March 31, 2010. The $1,269,000 net increase was primarily due to a $1,205,000 increase in net charge offs on real estate construction — residential properties, a $558,000 increase in real estate mortgage — commercial properties, partially offset by a $697,000 decrease in net charge offs on real estate mortgage — residential properties from March 31, 2010 to March 31, 2011, respectively. The increase in net charge-offs for 2011 was primarily due to charge offs taken on two credits that management had specifically reserved $2,000,000 as of December 31, 2010. Since these two credits were fully reserved as of December 31, 2010, no additional provision for these credits was required during the first quarter of 2011, and as a result, total net charge-offs exceeded the provision for loan losses during the first quarter of 2011. The ratio of annualized total net loan charge-offs to total average loans was 0.44% at March 31, 2011 compared to 1.63% at December 31, 2010.
Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $50,418,000 or 5.77% of total loans at March 31, 2011 compared to $56,303,000 or 6.27% of total loans at December 31, 2010.

The following table summarizes our Company’s nonperforming assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Nonaccrual loans:
Commercial, financial, and agricultural	$3,708	$3,532
Real estate construction — residential	1,940	3,586
Real estate construction — commercial	10,030	10,067
Real estate mortgage — residential	4,637	5,672
Real estate mortgage — commercial	26,989	27,604
Installment loans to individuals	220	126

Total nonaccrual loans	47,524	50,587

Loans contractually past — due 90 days or more and still accruing:
Commercial, financial, and agricultural	383	8
Real estate construction — residential	—	—
Real estate construction — commercial	—	—
Real estate mortgage — residential	—	—
Real estate mortgage — commercial	7	25
Installment loans to individuals	—	—

Total loans contractually past -due 90 days or more and still accruing	390	33

Troubled debt restructurings — accruing	2,504	5,683

Total nonperforming loans	50,418	56,303
Other real estate	14,696	13,393
Repossessions	730	616

Total nonperforming assets	$65,844	$70,312

Loans	$874,481	$898,472
Allowance for loan losses to loans	1.42%	1.62
Nonperforming loans to loans	5.77%	6.27
Allowance for loan losses to nonperforming loans	24.60%	25.87
Nonperforming assets to loans and foreclosed assets	7.40%	7.71

     It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectibles of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $606,000 and $507,000 for the three months ended March 31, 2011 and 2010, respectively. Approximately $100 and $13,000 was actually recorded as interest income on such loans for the three months ended March 31, 2011 and 2010, respectively.
     Total non-accrual loans at March 31, 2011 decreased $3,063,000 from December 31, 2010. The decrease resulted mainly from a decrease of $1,646,000 and $1,035,000, respectively, in real estate construction — residential and in real estate mortgage — residential non-accrual loans. During the first quarter of 2011 our Company charged off three significant loan relationships and is continuing to see an increase in foreclosures.
     Loans past due 90 days and still accruing interest increased $357,000 from December 31, 2010 to March 31, 2011. Foreclosed real estate and other repossessions increased $1,417,000 to $15,426,000 from December 31, 2010 to March 31, 2011.

     The increase in the levels of charge offs has contributed to the decrease in the ratio of allowance for loan losses to nonperforming loans from 25.87% at December 31, 2010 to 24.60% at March 31, 2011. As mentioned previously, management charged off approximately, $2,000,000 of loans during the first quarter that were fully reserved as of December 31, 2010. As a result, the allowance for loan losses to loans outstanding declined from 1.62% at December 31, 2010 to 1.42% at March 31, 2011.
     At March 31, 2011, loans classified as troubled debt restructurings (TDR) totaled $19,799,000, of which $17,295,000 was on non-accrual status and $2,504,000 was on accrual status. At December 31, 2010, loans classified as TDR totaled $22,080,000, of which $16,397,000 was on non-accrual status and $5,683,000 was on accrual status. Our Company has experienced an increase in its loan delinquencies much like the rest of the banking industry as current economic conditions negatively impact our borrowers’ ability to keep their debt payments current.
The following table summarizes our Company’s TDR’s at the dates indicated:

(Dollars in thousands)		March 31, 2011			December 31, 2010
	Number of	Recorded	Specific	Number of	Recorded	Specific
	contracts	Investment	Reserves	contracts	Investment	Reserves

Accruing TDRs
Commercial, financial and agricultural	3	$126	$19	3	$128	$20
Real estate construction — commercial	—	—	—	1	1,716	95
Real estate mortgage — residential	19	2,268	32	20	2,364	82
Real estate mortgage — commercial	1	110	—	4	1,475	14

Total	23	$2,504	$51	28	$5,683	$211

TDRs — Non-accruals
Commercial, financial and agricultural	4	$789.00	$18	5	$871.00	$76
Real estate construction — commercial	2	1,195	—	2	1,210	—
Real estate mortgage — residential	7	1,246	76	6	1,092	67
Real estate mortgage — commercial	7	14,065	1,273	5	13,224	1,005

Total	20	$17,295	$1,367	18	$16,397	$1,148

Total TDRs	43	$19,799	$1,418	46	$22,080	$1,359

     The allowance for loan losses is available to absorb probable loan losses regardless of the category of loan to be charged off. The allowance for loan losses consists of asset-specific reserves, and reserves based on expected loss estimates.
     The asset-specific component applies to loans evaluated individually for impairment and is based on management’s best estimate of proceeds from liquidating collateral. The majority of our nonperforming loans are secured by real estate collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management’s estimate.
     The expected loss component is determined by applying percentages to pools of loans by asset type. These percentages are determined by using historical loss percentages. These expected loss estimates are sensitive to changes in delinquency status, realizable value of collateral, and other risk factors.
     The unallocated portion of the allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the asset-specific component and the expected loss component discussed above. The evaluation of inherent loss with respect to these qualitative conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. Conditions evaluated in connection with the unallocated portion of the allowance include general economic and business conditions affecting our key lending areas, credit quality trends (including trends in substandard loans expected to result from existing conditions), collateral values, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of our internal loan review department.
     Management believes that based on detailed analysis of each credit risk inherent to our loan portfolio and the value of any associated collateral, that the allowance for loan losses at March 31, 2011 is sufficient to cover probable losses.
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
The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,257	$2,931
Real estate construction — residential	991	2,067
Real estate construction — commercial	1,356	1,339
Real estate mortgage — residential	3,118	3,922
Real estate mortgage — commercial	3,709	3,458
Installment loans to individuals	223	231
Unallocated	748	617

Total	$12,402	$14,565

     Our Company’s allocation for loan losses decreased $2,163,000 from December 31, 2010 to March 31, 2011. The decline of the allowance for loan losses was primarily seen in the allocation for real estate construction — residential loans and the allocation of commercial, financial, and agricultural loans as they decreased $1,076,000, and $674,000, respectively, resulting from charge offs taken on two loans that were fully reserved for at December 31, 2010. Also contributing to this overall decrease in the allowance was an $804,000 decrease in the real estate mortgage — residential allocation due to a loan that was reserved for at December 31, 2010 was foreclosed on and sold during the first three months of 2011.
The following table is a summary of the general and specific allocations within the allowance for loan losses:

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Allocation of allowance for loan losses:
Specific reserve allocation for impaired loans	$3,737	$6,376
General reserve allocation for all other non-impaired loans	8,665	8,189

Total	$12,402	$14,565

     Management has established procedures that result in specific allowance allocations for any estimated incurred loss. For loans not considered impaired, a general allowance allocation is computed using factors developed over time based on actual loss experience. The specific and general allocations represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.
     The asset-specific reserve component of our allowance for loan losses at March 31, 2011 was determined by using fair values of the underlying collateral through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. The expected loss component of our allowance for loan losses at March 31, 2011 was determined by calculating historical loss percentages for various loan categories over the previous eleven quarters. Management determined that the previous eleven quarters were reflective of the loss characteristics of our Company’s loan portfolio during the recent economic downturn. These historical loss percentages were then applied to the various categories of loans to determine an expected loss requirement for the current portfolio. At March 31, 2011, the asset-specific reserve component decreased $2,638,000 due to a comparable decrease in the volume of impaired loans as well as the charge-off of two credits during the first quarter that management had specifically reserved approximately $2,000,000 as of December 31, 2010. During the same period, the general reserve component increased from $8,189,000 at December 31, 2010 to $8,664,000 at March 31, 2011 due to usage of a historical loss experience reflective of our Company’s loss characteristics.
     The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2011, $3,737,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $50,028,000 compared to $6,376,000 of our Company’s allowance for loan losses allocated to impaired loans totaling approximately $56,271,000 at December 31, 2010. Based upon detailed analysis of all impaired loans, management has determined that $26,297,000, or 53%, of impaired loans require no reserve allocation at March 31, 2011 compared to $26,038,000, or 46%, at December 31, 2010.
     As of March 31, 2011 and December 31, 2010 approximately $28,351,000 and $19,239,000, respectively, of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $9,112,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems and as well as some deterioration in collateral value. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2011 and December 31, 2010.
     At March 31, 2011, management determined that $11,654,000 of the $12,402,000 total allowance for loan comprised of the asset-specific and expected loss components and $748,000 was unallocated. This is compared to $13,948,000 of the $14,565,000 total allowance for loan losses allocated to the asset-specific and expected loss components and $617,000 that was unallocated at December 31, 2010. The increase in the portion of the allowance for loan losses related to non asset-specific reserves is the result of management analyzing and assessing this portion of the allowance for loan losses on a detailed level by homogeneous loan categories for loans not considered impaired. Such analysis measured reserve requirements based on historical loss experiences of loans in those individual categories. Such reserve methodology considers the loss experience for certain types of loans and loan grades for the past eleven quarters.
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
     Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Federal funds sold	$142	$126
Federal Reserve — excess reserves	19,133	29,286
Available for sale investments securities	217,542	178,978

Total	$236,817	$208,390

     Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $217,542,000 at March 31, 2011 and included an unrealized net gain of $1,797,000. The portfolio includes maturities of approximately $15,989,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base.

     Our Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchased lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law.
At March 31, 2011 and December 31, 2010, total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$2,561	$3,262
Repurchase agreements	33,133	45,929
Other deposits	121,699	98,908

Total pledged, at fair value	$157,393	$148,099

     At March 31, 2011 and December 31, 2010, our Company’s unpledged securities in the available for sale portfolio totaled approximately $60,150,000 and $30,879,000, respectively.
     Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At March 31, 2011, such deposits totaled $543,521,000 and represented 56.3% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $422,504,000 at March 31, 2011. These accounts are normally considered more volatile and higher costing representing 43.7% of total deposits at March 31, 2011.

	March 31,	December 31,
(dollars in thousands)	2011	2010

Core deposit base:
Non-interest bearing demand	$142,195	$137,750
Interest checking	189,877	160,225
Savings and money market	211,449	218,912

Total	$543,521	$516,887

     Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	March 31,	December 31,
(dollars in thousands)	2011	2010

Borrowings:
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	29,046	30,068
FHLB advances	51,821	66,986
Subordinated notes	49,486	49,486

Total	$130,353	$146,540

     Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of March 31, 2011, under agreements with these unaffiliated banks, the Bank may borrow up to $15,200,000 in federal funds on an unsecured basis and $7,600,000 on a secured basis. There were no federal funds purchased outstanding at March 31, 2011. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At March 31, 2011 there was $29,046,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at the year end. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2011, the Bank had $51,821,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

     Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at March 31, 2011:

		Federal
(dollars in thousands)	FHLB	Reserve	Other

Collateral value pledged	$267,232	$2,502	$20,345
Advances outstanding	(51,821)	—	—
Letters of credit issued	(96)	—	—

Total	$215,315	$2,502	$20,345

Sources and Uses of Funds
     As our Company sees loan demand decline and overnight borrowing rates remain at historic lows, management has expanded the investment portfolio to keep excess cash minimized. A deposit reclassification program was implemented in January of 2011 that lowered the Federal Reserve account requirement, improving liquidity, and enabling our Company to lower cash balances maintained at the Federal Reserve and invest in higher yielding securities.
     Cash and cash equivalents were $38,029,000 at March 31, 2011 compared to $50,980,000 at December 31, 2010. The $12,951,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2011. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $4,278,000 for the three months ended March 31, 2011.
     Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $19,803,000. The cash outflow primarily consisted of $58,387,000 of purchases of investment securities, partially offset by a $16,102,000 decrease in the loan portfolio, $19,707,000 in proceeds from maturities, calls, and pay-downs of investment securities, and $2,564,000 in proceeds from sales of other real estate owned and repossessions.
     Financing activities provided cash flow of $2,574,000, resulting primarily from a net $26,634,000 increase in demand deposits and interest-bearing transaction accounts, partially offset by $15,164,000 of repayments of FHLB advances, a decrease of $1,023,000 of federal funds purchased and securities sold under agreements to repurchase, and a $7,271,000 decrease in time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2011.
     In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. In the section entitled, Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements, below we disclose that our Company had $97,885,000 in unused loan commitments and standby letters of credit as of March 31, 2011. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.
     Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. During the three months ended March 31, 2011 and 2010, respectively, our Company paid cash dividends to its common and preferred shareholders totaling $602,000 and $851,000. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. For the first three months ended March 31, 2011 and 2010, respectively, the Bank did not declare or pay dividends. At March 31, 2011 and December 31, 2010, our Company had cash and cash equivalents totaling $11,890,000 and $12,449,000, respectively.

Capital Management
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
     Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of March 31, 2011 and December 31, 2010, our Company and our Bank each met all capital adequacy requirements to which they were subject.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011
Total capital (to risk-weighted assets):
Company	$159,836	17.29%	$73,959	8.00%	—	—
Hawthorn Bank	131,900	14.53	72,631	8.00	$90,789	10.00%

Tier I capital (to risk-weighted assets):
Company	$134,187	14.51	$36,979	4.00%	—	—
Hawthorn Bank	120,544	13.28	36,315	4.00	$54,473	6.00%

Tier I capital (to adjusted average assets):
Company	$134,187	11.12	$36,212	3.00%	—	—
Hawthorn Bank	120,544	10.16	35,611	3.00	$59,352	5.00%

December 31, 2010
Total capital (to risk-weighted assets):
Company	$159,510	17.05%	$74,863	8.00%	—	—
Hawthorn Bank	130,361	14.18	73,548	8.00	$91,834	10.00%

Tier I capital (to risk-weighted assets):
Company	$133,349	14.25	$37,431	4.00%	—	—
Hawthorn Bank	118,837	12.93	36,774	4.00	$55,161	6.00%

Tier I capital (to adjusted average assets):
Company	$133,349	11.00	$36,360	3.00%	—	—
Hawthorn Bank	118,837	9.99	35,685	3.00	$59,475	5.00%
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Sensitivity
     Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2011 our Company utilized a 300 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

     The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2011:

						Over
						5 years or
						no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total

ASSETS
Investment securities	$3,848	$2,577	$21,879	$24,726	$35,847	$128,665	$217,542
Interest-bearing deposits	19,133	—	—	—	—	—	19,133
Other restricted investments	5,467	—	—	—	—	—	5,467
Federal funds sold and securities purchased under agreements to resell	142	—	—	—	—	—	142
Loans	471,240	171,251	153,154	32,831	19,221	26,784	874,481

Total	$499,830	$173,828	$175,033	$57,557	$55,068	$155,449	$1,116,765

LIABILITIES

Savings, Now deposits	$—	$—	$177,085	$—	$—	$—	$177,085
Rewards checking, Super Now, money market deposits	224,454					—	224,454
Time deposits	288,658	62,681	55,721	6,731	8,501	—	422,292
Federal funds purchased and securities sold under agreements to repurchase	29,046	—	—	—	—	—	29,046
Subordinated notes	49,486	—	—	—	—	—	49,486
Other borrowed money	33,481	8,281	10,059	—	—	—	51,821

Total	$625,125	$70,962	$242,865	$6,731	$8,501	$—	$954,184

Interest-sensitivity GAP
Periodic GAP	$(125,295)	$102,866	$(67,832)	$50,826	$46,567	$155,449	$162,581

Cumulative GAP	$(125,295)	$(22,429)	$(90,261)	$(39,435)	$7,132	$162,581	$162,581

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.80	2.45	0.72	8.55	6.48	NM	1.17
Cumulative GAP	0.80	0.97	0.90	0.96	1.01	1.17	1.17

Effects of Inflation
     The effects of inflation on financial institutions are different from the effects on other commercial enterprises since financial institutions make few significant capital or inventory expenditures which are directly affected by changing prices. Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as do changes in interest rates. The general level of inflation does underlie the general level of most interest rates, but interest rates do not increase at the rate of inflation as do prices of goods and services. Rather, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.
     Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on our Company’s operations for the three months ended March 31, 2011.

Item 4. Controls and Procedures
     Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of March 31, 2011. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
     There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Impact of New Accounting Standards
     In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide a creditor additional guidance in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 will be effective for our Company’s reporting period ending September 30, 2011 and requires retrospective application to all restructurings occurring during 2011 along with additional required disclosures. The adoption of ASU No. 2011-02 is not expected to have a material impact on our consolidated financial statements.
     In July 2010, the FASB issued ASU No. 2010-20 — Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period are effective for annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period is effective for annual reporting periods beginning on or after December 15, 2010. The interim disclosures required by this update are reported in the notes to our Company’s consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.
Date
/s/ David T. Turner
May 16, 2011	David T. Turner. Smith, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Richard G. Rose
May 16, 2011	Richard G. Rose, Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.
INDEX TO EXHIBITS
March 31, 2011 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

**	Incorporated by reference.