Form 10-Q
period 2011-06-30
HAWTHORN BANCSHARES, INC.
filed 2011-08-15
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 15, 2011 the registrant had 4,652,994 shares of common stock, par value $1.00 per share, outstanding
Page 1 of 61 pages
Index to Exhibits located on page 56

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Loans	$868,798,817	$898,472,463
Allowances for loan losses	(13,863,050)	(14,564,867)

Net loans	854,935,767	883,907,596

Investment in available-for-sale securities, at fair value	219,697,283	178,977,550
Federal funds sold and securities purchased under agreements to resell	171,338	125,815
Cash and due from banks	35,068,582	50,853,985
Premises and equipment — net	37,464,951	36,980,503
Other real estate owned and repossessed assets — net	15,768,518	14,009,017
Accrued interest receivable	5,672,339	5,733,684
Mortgage servicing rights	2,271,915	2,355,990
Intangible assets — net	750,796	977,509
Cash surrender value — life insurance	2,036,197	2,001,965
Other assets	20,869,488	24,248,590

Total assets	$1,194,707,174	$1,200,172,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$148,139,814	$137,749,571
Savings, interest checking and money market	385,873,185	379,137,539
Time deposits $100,000 and over	132,783,863	124,566,760
Other time deposits	295,275,735	305,208,786

Total deposits	962,072,597	946,662,656

Federal funds purchased and securities sold under agreements to repurchase	28,689,667	30,068,453
Subordinated notes	49,486,000	49,486,000
Other borrowed money	43,656,668	66,985,978
Accrued interest payable	1,690,994	1,491,503
Other liabilities	4,766,987	3,989,303

Total liabilities	1,090,362,913	1,098,683,893

Stockholders’ equity:
Preferred stock, $1,000 par value Authorized and issued 30,255 shares	29,079,479	28,841,242
Common stock, $1 par value Authorized 15,000,000 shares; issued 4,814,852, and 4,635,891 shares, respectively	4,635,891	4,635,891
Surplus	30,420,956	28,928,545
Retained earnings	41,318,862	41,857,302
Accumulated other comprehensive income, net of tax	2,405,891	742,149
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	104,344,261	101,488,311

Total liabilities and stockholders’ equity	$1,194,707,174	$1,200,172,204

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$11,991,200	$13,633,597	$24,078,842	$27,052,073
Interest on debt securities:
Taxable	1,342,958	1,118,098	2,497,854	2,182,077
Nontaxable	254,093	294,553	529,901	620,755
Interest on federal funds sold and securities purchased under agreements to resell	25	47	62	83
Interest on interest-bearing deposits	11,695	21,891	32,288	35,522
Dividends on other securities	40,661	34,750	84,361	85,447

Total interest income	13,640,632	15,102,936	27,223,308	29,975,957

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	447,813	554,453	931,504	1,185,206
Time deposit accounts $100,000 and over	432,649	651,252	895,821	1,362,634
Other time deposit accounts	1,315,987	1,850,082	2,738,789	3,848,733
Interest on federal funds purchased and securities sold under agreements to repurchase	12,628	19,123	25,983	39,663
Interest on subordinated notes	323,016	323,246	725,177	847,546
Interest on other borrowed money	326,008	590,653	642,967	1,267,014

Total interest expense	2,858,101	3,988,809	5,960,241	8,550,796

Net interest income	10,782,531	11,114,127	21,263,067	21,425,161
Provision for loan losses	1,883,334	2,150,000	3,633,336	4,655,000

Net interest income after provision for loan losses	8,899,197	8,964,127	17,629,731	16,770,161

NON-INTEREST INCOME
Service charges on deposit accounts	1,419,272	1,427,202	2,729,763	2,723,290
Trust department income	228,771	200,644	423,866	379,506
Gain on sale of mortgage loans, net	215,996	297,201	462,230	521,774
Other	314,585	524,973	614,845	830,906

Total non-interest income	2,178,624	2,450,020	4,230,704	4,455,476

NON-INTEREST EXPENSE
Salaries and employee benefits	4,333,620	4,550,320	9,010,693	9,207,441
Occupancy expense, net	584,685	604,734	1,223,049	1,226,406
Furniture and equipment expense	509,104	534,611	1,015,783	1,026,650
FDIC insurance assessment	396,266	435,020	875,013	845,198
Legal, examination, and professional fees	307,105	336,033	797,609	583,323
Advertising and promotion	269,700	296,834	501,875	575,023
Postage, printing, and supplies	295,774	286,190	564,481	574,356
Processing expense	812,808	856,495	1,634,885	1,706,860
Other real estate expense	548,436	1,506,291	1,040,869	2,012,746
Other	950,627	913,110	1,721,592	1,692,381

Total non-interest expense	9,008,125	10,319,638	18,385,849	19,450,384

Income before income taxes	2,069,696	1,094,509	3,474,586	1,775,253
Income tax expense	661,202	312,043	1,112,475	499,019

Net income	1,408,494	782,466	2,362,111	1,276,234
Preferred stock dividends	382,390	382,390	752,173	752,173
Accretion of discount on preferred stock	119,118	119,118	238,237	238,237

Net income available to common shareholders	$906,986	$280,958	$1,371,701	$285,824

Basic earnings per share	$0.19	$0.06	$0.29	$0.06
Diluted earnings per share	$0.19	$0.06	$0.29	$0.06

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited)

					Accumulated		Total
					Other		Stock -
	Preferred	Common		Retained	Comprehensive	Treasury	holders’
	Stock	Stock	Surplus	Earnings	Income	Stock	Equity

Balance, December 31, 2009	$28,364,768	$4,463,813	$26,970,745	$50,576,551	$912,224	$(3,516,818)	$107,771,283

Net income	—	—	—	1,276,234	—	—	1,276,234
Change in unrealized gain (loss) on securities:
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	—	1,145,269	—	1,145,269
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	23,982	—	23,982

Total other comprehensive income							1,169,251

Total comprehensive income							2,445,485

Stock based compensation expense	—	—	48,542	—	—	—	48,542
Accretion of preferred stock discount	238,237	—	—	(238,237)	—	—	—
Stock dividend	—	—	2,042,568	(2,042,568)	—	—	—
Cash dividends declared, preferred stock				(756,375)			(756,375)
Cash dividends declared, common stock	—	—	—	(688,313)	—	—	(688,313)

Balance, June 30, 2010	$28,603,005	$4,463,813	$29,061,855	$48,127,292	$2,081,475	$(3,516,818)	$108,820,622

Balance, December 31, 2010	$28,841,242	$4,635,891	$28,928,545	$41,857,302	$742,149	$(3,516,818)	$101,488,311

Net income	—	—	—	2,362,111	—	—	2,362,111
Change in unrealized gain on securities:
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	—	1,639,760	—	1,639,760
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	23,982	—	23,982

Total other comprehensive income							1,663,742

Total comprehensive income							4,025,853

Stock based compensation expense	—	—	33,877	—	—	—	33,877
Accretion of preferred stock discount	238,237	—	—	(238,237)	—	—	—
Stock dividend	—	—	1,458,534	(1,458,534)	—	—	—
Cash dividends declared, preferred stock				(756,376)			(756,376)
Cash dividends declared, common stock	—	—	—	(447,404)	—	—	(447,404)

Balance, June 30, 2011	$29,079,479	$4,635,891	$30,420,956	$41,318,862	$2,405,891	$(3,516,818)	$104,344,261

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$2,362,111	$1,276,234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,633,336	4,655,000
Depreciation expense	963,122	1,005,026
Net amortization of debt securities, premiums, and discounts	406,130	283,997
Amortization of core deposit intangible assets	226,713	290,425
Stock based compensation expense	33,877	48,542
Loss on sales and dispositions of premises and equipment	667	59,621
Loss on sales and dispositions of other real estate owned and repossessions	258,885	1,234,995
Provision for other real estate owned	440,805	—
Decrease in accrued interest receivable	61,345	692,372
Increase in cash surrender value -life insurance	(34,232)	(30,156)
Decrease (increase) in income tax receivable	1,112,475	(803,397)
Decrease in other assets	277,522	965,928
Increase (decrease) in accrued interest payable	199,491	(141,173)
Increase in other liabilities	777,683	831,382
Origination of mortgage loans for sale	(23,115,786)	(29,524,264)
Proceeds from the sale of mortgage loans	22,336,960	30,046,038
Gain on sale of mortgage loans, net	(462,230)	(521,774)
Decrease in net deferred tax asset	15,332	1,346,832
Other, net	23,982	23,982

Net cash provided by operating activities	9,518,188	11,739,610

Cash flows from investing activities:
Net decrease in loans	20,636,247	27,991,681
Purchase of available-for-sale debt securities	(83,043,472)	(140,268,118)
Proceeds from maturities of available-for-sale debt securities	19,097,740	98,037,862
Proceeds from calls of available-for-sale debt securities	25,508,000	28,780,100
Proceeds from sales of FHLB stock	1,077,100	595,200
Purchases of premises and equipment	(1,487,479)	(239,112)
Proceeds from sales of premises and equipment	34,249	34,528
Proceeds from sales of other real estate owned and repossessions	3,421,481	4,802,109

Net cash (used) provided in investing activities	(14,756,134)	19,734,250

Cash flows from financing activities:
Net increase (decrease) in demand deposits	10,390,244	(3,512,371)
Net increase in interest-bearing transaction accounts	6,971,783	38,040,414
Net decrease in time deposits	(1,952,085)	(19,492,569)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,378,786)	(1,476,597)
Repayment of Federal Home Loan Bank advances	(23,329,310)	(11,967,528)
Cash dividends paid — preferred stock	(756,376)	(756,375)
Cash dividends paid — common stock	(447,404)	(946,430)

Net cash provided by financing activities	(10,501,934)	(111,456)

Net (decrease) increase in cash and cash equivalents	(15,739,880)	31,362,404
Cash and cash equivalents, beginning of period	50,979,800	24,665,695

Cash and cash equivalents, end of period	$35,239,920	$56,028,099

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,760,750	$8,691,969
Income taxes	$—	$200,000
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$5,943,302	$11,750,040

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q, do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes filed in our Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     On July 1, 2011, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on May 12, 2011. For all periods presented, share information, including basic and diluted earnings per share have been adjusted retroactively to reflect this change.
     The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2010 Annual Report on form 10-K.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(2) Loans and Allowance for Loan Losses
     A summary of loans, by major class within our Company’s loan portfolio, at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010

Commercial, financial, and agricultural	$127,627,653	$131,382,467
Real estate construction — residential	28,646,137	31,834,174
Real estate construction — commercial	50,836,737	56,052,910
Real estate mortgage — residential	203,066,932	207,834,488
Real estate mortgage — commercial	428,971,600	439,068,622
Installment and other consumer	29,475,102	32,132,336
Unamortized loan origination fees and costs, net	174,656	167,466

Total loans	$868,798,817	$898,472,463

     The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities of and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles.
     At June 30, 2011, loans of $439,441,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit.
Allowance for loan losses
     The following table provides the balance in the allowance for loan losses at June 30, 2011 and December 31, 2010, and the related loan balance by impairment methodology. Loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, troubled debt restructurings, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb credit losses.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following is a summary of the allowance for loan losses at or for the three and six months ended June 30, 2011 as follows:

	For the Three Months Ended June 30, 2011
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total

Allowance for loan losses:

Balance, beginning of period	$2,257	$991	$1,356	$3,118	$3,709	$223	$748	$12,402

Additions:
Provision for loan losses	313	(6)	(276)	306	1,264	62	220	1,883

Deductions:
Loans charged off	45	—	—	466	160	138	—	809
Less recoveries on loans	(8)	(1)	(250)	(32)	(24)	(72)	—	(387)

Net loans charged off	37	(1)	(250)	434	136	66	—	422

Balance, end of period	$2,533	$986	$1,330	$2,990	$4,837	$219	$968	$13,863

	For the Six Months Ended June 30, 2011
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total

Allowance for loan losses:

Balance, beginning of period	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Additions:
Provision for loan losses	406	404	(259)	533	2,091	107	351	3,633

Deductions:
Loans charged off	873	1,547	—	1,539	741	247	—	4,947
Less recoveries on loans	(69)	(62)	(250)	(74)	(29)	(128)	—	(612)

Net loans charged off	804	1,485	(250)	1,465	712	119	—	4,335

Balance, end of period	$2,533	$986	$1,330	$2,990	$4,837	$219	$968	$13,863

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The tables provide other information regarding the allowance for loan losses and balance by type of allowance methodology at June 30, 2011 and December 31, 2010 as follows:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total

June 30, 2011

Allowance for loan losses:

Individually evaluated for impairment	$1,465	$45	$274	$515	$3,187	$—	$—	$5,486
Collectively evaluated for impairment	1,068	941	1,056	2,475	1,650	219	968	8,377

Total	$2,533	$986	$1,330	$2,990	$4,837	$219	$968	$13,863

Loans outstanding:
Individually evaluated for impairment	$5,366	$832	$10,994	$6,767	$31,961	$—	$—	$55,920
Collectively evaluated for impairment	122,261	27,814	39,843	196,300	397,011	29,650	—	812,879

Total	$127,627	$28,646	$50,837	$203,067	$428,972	$29,650	$—	$868,799

December 31, 2010

Allowance for loan losses:

Individually evaluated for impairment	$1,737	$1,553	$201	$1,117	$1,768	$—	$—	$6,376
Collectively evaluated for impairment	1,194	514	1,138	2,805	1,690	231	617	8,189

Total	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Loans outstanding:
Individually evaluated for impairment	$3,660	$3,586	$11,783	$8,040	$29,076	$—	$—	$56,145
Collectively evaluated for impairment	127,722	28,248	44,270	199,795	409,993	32,299	—	842,327

Total	$131,382	$31,834	$56,053	$207,835	$439,069	$32,299	$—	$898,472

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
          Impaired loans
     Impaired loans totaled $56,091,828 and $56,270,543 at June 30, 2011 and December 31, 2010 respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings.
     The categories of impaired loans at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010

Non-accrual loans	$49,543,857	$50,586,887
Troubled debt restructurings continuing to accrue interest	6,547,971	5,683,656

Total impaired loans	$56,091,828	$56,270,543

     At June 30, 2011, loans classified as trouble debt restructurings (TDR) totaled $23,913,139, of which $17,365,168 were on non-accrual status and $6,547,971 were on accrual status. At December 31, 2010, loans classified as TDR totaled $22,080,431, of which $16,396,775 were on non-accrual status and $5,683,656 was on accrual status. Reserves allocated to troubled debt restructurings were $1,781,000 and $1,359,000 at June 30, 2011 and December 31, 2010, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Interest income recognized on loans in non-accrual status and contractual interest that would be recorded had the loans performed in accordance with their original contractual terms is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Contractual interest due on non-accrual loans	$612,472	$784,350	$1,218,908	$1,278,237
Interest income recognized on loans in non-accrual status	32,802	(9,134)	32,840	4,220

Net reduction in interest income	$579,670	$793,484	$1,186,068	$1,274,017

     The specific reserve component of our Company’s allowance for loan losses at June 30, 2011 and December 31, 2010 was determined by using fair values of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $71,482 and $318,709 for the six months ended June 30, 2011 and June 30, 2010, respectively. Average recorded investment in impaired loans is calculated on a monthly basis during the period.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following table provides additional information about impaired loans at June 30, 2011 and December 31, 2010, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided:

		Unpaid		Average	Interest Income Recognized
	Recorded	Principal	Related	Recorded	For the Period Ended
	Investment	Balance	Allowance	Investment	Three Months	Six Months

At June 30, 2011
With no related allowance recorded:
Commercial, financial and Agricultural	$3,063,278	$3,148,134	$—	$2,150,452	$11,074	$—
Real estate — construction residential	659,870	824,500	—	1,731,871	—	—
Real estate — construction commercial	8,235,882	9,348,798	—	8,251,242	—	—
Real estate — residential	2,488,885	3,269,889	—	3,429,353	11,698	7,014
Real estate — commercial	12,796,159	14,527,062	—	9,977,051	18,040	—
Consumer	172,191	209,667	—	203,899	1,349	—

Total	$27,416,265	$31,328,050	$—	$25,743,868	$42,161	$7,014

With an allowance recorded:
Commercial, financial and Agricultural	$2,302,712	$2,193,991	$1,465,198	$1,818,910	$4,400	$2,208
Real estate — construction residential	171,982	181,002	45,000	172,315	—	—
Real estate — construction commercial	2,758,396	4,013,396	274,000	2,067,649	—	—
Real estate — residential	4,277,926	4,385,847	514,978	3,998,773	54,472	27,140
Real estate — commercial	19,164,547	19,705,512	3,186,738	17,998,970	3,289	1,648

Total	$28,675,563	$30,479,748	$5,485,914	$26,056,617	$62,161	$30,996

Total impaired loans	$56,091,828	$61,807,798	$5,485,914	$51,800,485	$104,322	$38,010

At December 31, 2010
With no related allowance recorded:
Commercial, financial and Agricultural	$441,861	$629,296	$—
Real estate — construction residential	1,769,622	2,355,936	—
Real estate — construction commercial	8,297,388	9,393,368	—
Real estate — residential	2,463,735	2,950,560	—
Real estate — commercial	12,939,973	14,869,833	—
Consumer	125,858	132,688	—

Total	$26,038,437	$30,331,681	$—

With an allowance recorded:
Commercial, financial and Agricultural	$3,217,995	$3,260,009	$1,737,159
Real estate — construction residential	1,816,276	1,848,593	1,552,406
Real estate — construction commercial	3,485,517	4,740,517	201,147
Real estate — residential	5,576,292	5,669,041	1,117,141
Real estate — commercial	16,136,025	16,215,862	1,767,893

Total	$30,232,106	$31,734,022	$6,375,746

Total impaired loans	$56,270,543	$62,065,703	$6,375,746

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
     Age Analysis of Past Due and Non-Accrual Loans

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
	Past Due	Past Due	Accruing	Non-Accrual	Total

June 30, 2011
Commercial, Financial, and Agricultural	$123,586,765	$737,482	$—	$3,303,406	$127,627,653
Real Estate Construction — Residential	27,814,284	—	—	831,853	28,646,137
Real Estate Construction — Commercial	39,833,780	8,679	—	10,994,278	50,836,737
Real Estate Mortgage — Residential	197,059,787	1,391,903	98,631	4,516,611	203,066,932
Real Estate Mortgage — Commercial	398,975,412	270,671	—	29,725,518	428,971,601
Installment and Other Consumer	28,977,502	499,973	91	172,191	29,649,757

Total	$816,247,530	$2,908,708	$98,722	$49,543,857	$868,798,817

December 31, 2010
Commercial, Financial, and Agricultural	$127,315,586	$534,865	$—	$3,532,016	$131,382,467
Real Estate Construction — Residential	28,200,876	47,400	—	3,585,898	31,834,174
Real Estate Construction — Commercial	45,511,088	474,934	—	10,066,888	56,052,910
Real Estate Mortgage — Residential	199,386,784	2,775,654	—	5,672,050	207,834,488
Real Estate Mortgage — Commercial	409,906,845	1,557,599	—	27,604,178	439,068,622
Installment and Other Consumer	31,784,217	356,812	32,916	125,857	32,299,802

Total	$842,105,396	$5,747,264	$32,916	$50,586,887	$898,472,463

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Real Estate	Real Estate	Real Estate	Real Estate
		Construction -	Construction -	Mortgage -	Mortgage -	Installment and
	Commercial	Residential	Commercial	Residential	Commercial	other Consumer	Total

At June 30, 2011
Watch	$22,626,495	$8,109,338	$9,392,484	$13,097,712	$30,453,623	$419,571	$84,099,223
Substandard	4,412,920	829,405	1,991,878	4,163,925	14,582,568	411,775	26,392,471
Non-accrual	3,303,406	831,853	10,994,278	4,516,611	29,725,518	172,191	49,543,857

Total	$30,342,821	$9,770,596	$22,378,640	$21,778,248	$74,761,709	$1,003,537	$160,035,551

At December 31, 2010
Watch	$21,981,367	$7,519,394	$9,400,584	$9,184,659	$35,050,206	$564,489	$83,700,699
Substandard	2,840,703	757,637	4,242,934	4,423,219	12,635,163	441,514	25,341,170
Non-accrual	3,532,016	3,585,898	10,066,888	5,672,050	27,604,178	125,857	50,586,887

Total	$28,354,086	$11,862,929	$23,710,406	$19,279,928	$75,289,547	$1,131,860	$159,628,756

(3)	Real Estate Acquired in Settlement of Loans

	June 30,	December 31,
	2011	2010

Commercial	$—	$67,421
Real estate mortgage — construction	12,803,203	13,229,199
Real estate mortgage	9,149,815	6,254,221

Total	$21,953,018	$19,550,841
Less valuation allowance for other real estate owned	(6,536,607)	(6,158,433)

Total	$15,416,411	$13,392,408

Balance at December 31, 2010		$19,550,841
Additions, net of charge-offs		5,583,613
Proceeds from sales		(3,123,105)
Net loss on sales		(58,331)

Total other real estate owned		$21,953,018
Less valuation allowance for other real estate owned		(6,536,607)

Balance at June 30, 2011		$15,416,411

     Activity in the valuation allowance for other real estate owned in settlement of loans for the three and six months ended June 30, 2011 and 2010, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance, beginning of period	$6,319,098	$—	$6,158,433	$—
Provision for other real estate owned	280,140	—	440,805	—
Charge-offs	(62,631)	—	(62,631)	—

Balance, end of period	$6,536,607	$—	$6,536,607	$—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4)	Investment Securities
     A summary of investment securities by major category, at fair value, consisted of the following at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

U.S. treasury	$2,048,203	$1,027,891
Government sponsored enterprises	67,212,769	53,341,551
Asset-backed securities	118,939,994	90,176,241
Obligations of states and political subdivisions	31,496,317	34,431,867

Total available for sale securities	$219,697,283	$178,977,550

     All of our Company’s investment securities are classified as available for sale, as discussed in more detail below. Asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored entities and government agencies such as the FHLMC, FNMA and GNMA.
     Investment securities which are classified as restricted equity securities primarily consist of Federal Home Loan Bank Stock and our Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $5,064,850 and $6,141,950, as of June 30, 2011 and December 31, 2010, respectively.
     The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2011 and December 31, 2010 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

June 30, 2011
U.S Treasury	$1,999,561	$48,642	$—	$2,048,203
Government sponsored enterprises	66,792,397	524,211	103,839	67,212,769
Asset-backed securities	115,927,700	3,093,068	80,775	118,939,993
Obligations of states and political subdivisions	30,609,854	907,160	20,696	31,496,318

Total available for sale securities	$215,329,512	$4,573,081	$205,310	$219,697,283

December 31, 2010
U.S Treasury	$999,823	$28,068	$—	$1,027,891
Government sponsored enterprises	53,516,545	327,051	502,045	53,341,551
Asset-backed securities	88,634,760	1,905,377	363,896	90,176,241
Obligations of states and political subdivisions	34,146,782	555,240	270,155	34,431,867

Total available for sale securities	$177,297,910	$2,815,736	$1,136,096	$178,977,550

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value

Due in one year or less	$3,794,942	$3,832,846
Due after one year through five years	75,790,661	76,597,778
Due after five years through ten years	17,310,704	17,771,625
Due after ten years	2,505,505	2,555,041

	99,401,812	100,757,290
Asset-backed securities	115,927,700	118,939,993

Total	$215,329,512	$219,697,283

     Debt securities with carrying values aggregating approximately $170,372,000 and $148,099,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public fund deposits, federal funds purchased lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve, and for other purposes as required or permitted by law.
     Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010, were as follows:

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
At June 30, 2011	Value	Losses	Value	Losses	Positions	Value	Losses

Government sponsored enterprises	$13,295,901	$(103,839)	$—	$—	12	$13,295,901	(103,839)
Asset-backed securities	10,382,348	(80,775)	—	—	10	10,382,348	$(80,775)
Obligations of states and political subdivisions	1,122,000	(20,696)	—	—	6	1,122,000	(20,696)

	$24,800,249	$(205,310)	$—	$—	28	$24,800,249	$(205,310)

	Less than 12 months		12 months or more			Total
					Number of
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
At December 31, 2010	Value	Losses	Value	Losses	Positions	Value	Losses

Government sponsored enterprises	$20,504,526	$(502,045)	$—	$—	19	$20,504,526	(502,045)
Asset-backed securities	21,177,793	(363,896)	—	—	20	21,177,793	$(363,896)
Obligations of states and political subdivisions	8,038,946	(270,155)	—	—	29	8,038,946	(270,155)

	$49,721,265	$(1,136,096)	$—	$—	68	$49,721,265	$(1,136,096)

     Our Company’s available for sale portfolio consisted of approximately 358 securities at June 30, 2011. None of these securities had been in the loss position for 12 months or longer. The $205,000 unrealized loss included in other comprehensive income at June 30, 2011 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Our Company’s available for sale portfolio consisted of approximately 333 securities at December 31, 2010. None of these securities had been in the loss position for 12 months or longer. The $1,136,000 unrealized loss included in other comprehensive income at December 31, 2010 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired.
     During the six months ended June 30, 2011 and 2010, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.
(5)	Intangible Assets
     A summary of other intangible assets at June 30, 2011 and December 31, 2010, respectively is as follows:

	June 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Core deposit intangible	$4,795,224	$(4,044,428)	$750,796	$7,060,224	$(6,082,715)	$977,509
Mortgage servicing rights	3,084,915	(813,000)	2,271,915	3,067,368	(711,378)	2,355,990

Total intangible assets	$7,880,139	$(4,857,428)	$3,022,711	$10,127,592	$(6,794,093)	$3,333,499

     Changes in the net carrying amount of other intangible assets for the three months ended June 30, 2011 are as follows:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

Balance at December 31, 2010	$977,509	$2,355,990
Additions	—	220,554
Amortization	(226,713)	(304,629)

Balance at June 30, 2011	$750,796	$2,271,915

     Mortgage servicing rights (MSRs) are amortized over the shorter of 7 years or the life of the loan. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At June 30, 2011 and December 31, 2010, no temporary impairment was recognized. The fair value of MSRs is based on the present value of expected cash flows, as further discussed in Fair Value of Financial Instruments. Mortgage loans serviced for others totaled approximately $300,040,000 and $298,325,000 at June 30, 2011 and December 31, 2010, respectively. Included in other noninterest income were real estate servicing fees for the three months ended June 30, 2011 and 2010 of $211,000, and $204,000, respectively, and for the six months ended June 30, 2011 and 2010 of $390,000 and $396,000, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The aggregate amortization expense of intangible assets subject to amortization for the three and six months ended June 30, 2011 and 2010 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Aggregate amortization expense	2011	2010	2011	2010

Core deposit intangible asset	$108,687	$139,906	$226,713	$290,425
Mortgage servicing rights	155,390	152,102	304,629	286,976
     Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of June 30, 2011 for the next five years:

	Core Deposit	Mortgage
	Intangible	Servicing
	Asset	Rights

2011	$208,050	$230,000
2012	408,062	435,000
2013	134,684	354,000
2014	—	288,000
2015	—	235,000
(6)	Income Taxes
     Our Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. At June 30, 2011 and December 31, 2010, our Company had $221,000 of gross unrecognized tax benefits that if recognized would affect the effective tax rate. Our Company believes that during 2011 it is reasonably possible that there would be a reduction of $221,000 in gross unrecognized tax benefits as a result of the lapse of statute of limitations for the 2007 tax year. At June 30, 2011, total interest accrued on unrecognized tax benefits was approximately $40,000. As of June 30, 2011, there were no federal or state income tax examinations in process.
     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not our Company will realize the benefits of these temporary differences at June 30, 2011 and, therefore, has not established a valuation reserve.
     Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.0% and 28.5% for the three months ended June 30, 2011 and 2010, and 32.0% and 28.1% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate for the three and six months ended June 30, 2011 reflects a decrease in tax-exempt income as a percentage of total taxable income.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7)	Employee Benefit Plans
     Employee benefits charged to operating expenses are summarized in the table below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Payroll taxes	$264,350	$283,673	$578,879	$605,640
Medical plans	434,470	393,503	876,789	798,355
401k match	67,414	73,776	135,013	153,788
Pension plan	227,592	216,298	455,185	432,597
Profit-sharing	16,000	—	39,000	72,470
Other	58,405	32,688	99,968	74,016

Total employee benefits	$1,068,231	$999,938	$2,184,834	$2,136,866

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
     Pension
     Our Company also provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under our Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. Our Company made a $554,000 contribution to the defined benefit plan in 2010, and the minimum required contribution for 2011 is estimated to be $997,000. Our Company has contributed $767,000 to the plan for the year.
     The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
	2011	2010

Service cost—benefits earned during the year	$930,691	$844,178
Interest costs on projected benefit obligations	603,903	556,047
Expected return on plan assets	(702,852)	(613,982)
Amortization of prior service cost	78,628	78,628

Net periodic pension expense	$910,370	$864,871

Pension expense — three months ended June 30, (actual)	$227,593	$216,299

Pension expense — six months ended June 30, (actual)	$455,185	$432,597

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(8)	Stock Compensation
     Our Company’s stock option plan provides for the grant of options to purchase up to 506,188 shares of our Company’s common stock to officers and other key employees of our Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except options issued in 2008 to acquire 10,705 shares that vested immediately.
     The following table summarizes our Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	(000)

Outstanding at January 1, 2011 *	260,466	$24.44
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2011	260,466	$24.44	4.0	$—

Exercisable at June 30, 2011	227,635	$24.69	3.7	$—

*	Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2011.
     Total stock-based compensation expense for the three months ended June 30, 2011 and 2010, was $12,000 and $19,000, respectively, and for the six months ended June 30, 2011 and 2010 was $34,000 and $48,000, respectively. As of June 30, 2011, the total unrecognized compensation expense related to non-vested stock awards was $123,000 and the related weighted average period over which it is expected to be recognized is approximately three years.
(9)	Comprehensive Income
     Activity in other comprehensive income for the six months ended June 30, 2011 and 2010 is shown in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. Our Company did not have any other-than temporary impairment (OTTI) as required to be reported under current accounting guidance for OTTI on debt securities during the periods reported. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit- related portion of the overall gain or loss in fair value is recorded in other comprehensive income. The second component of other comprehensive income is pension gains and losses that arise during the period but are not recognized as components of net periodic benefit cost, and corresponding adjustments when these gains and losses are subsequently amortized to net periodic benefit cost.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Participation in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 276,090 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with managements’ estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrant at June 30, 2011 were $29,079,000 and $2,382,000, respectively.
     The preferred shares carry a 5% cumulative dividend for the first five years and 9% thereafter if not redeemed. The preferred shares are redeemable after three years at par plus accrued dividends, or before three years if our Company raises Tier 1 capital in an amount equal to the preferred stock issued. The preferred stock generally does not have any voting rights, subject to an exception in the event our Company fails to pay dividends on the preferred stock for six or more quarterly periods, whether or not consecutive. Under such circumstances, the Treasury Department will be entitled to vote to elect two directors to the board until all unpaid dividends have been paid or declared and set apart for payment. Our Company is prohibited from paying any dividends with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the senior preferred stock for all past dividend periods. The Treasury Department may also transfer the senior preferred stock to a third party at any time.
     The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $16.44 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheet and qualify, for regulatory capital purposes, as Tier I capital. For the six months ended June 30, 2011, our Company had declared and paid $756,000 of dividends and amortized $238,000 of accretion of the discount on preferred stock.
(11)	Earnings per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic earnings per common share:
Net income	$1,408,494	$782,466	$2,362,111	$1,276,234
Less:
Preferred stock dividends	382,390	382,390	752,173	752,173
Accretion of discount on preferred stock	119,118	119,118	238,237	238,237

Net income available to common shareholders	$906,986	$280,958	$1,371,701	$285,824

Basic earnings per share	$0.19	$0.06	$0.29	$0.06

Diluted earnings per common share:

Net income	$1,408,494	$782,466	$2,362,111	$1,276,234
Less:
Preferred stock dividends	382,390	382,390	752,173	752,173
Accretion of discount on preferred stock	119,118	119,118	238,237	238,237

Net income available to common shareholders	$906,986	$280,958	$1,371,701	$285,824

Average shares outstanding	4,652,994	4,652,994	4,652,994	4,652,994
Effect of dilutive stock options	—	—	—	—

Average shares outstanding including dilutive stock options	4,652,994	4,652,994	4,652,994	4,652,994

Diluted earnings per share	$0.19	$0.06	$0.29	$0.06

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
     The following options to purchase shares during the three and six months ended June 30, 2011 and 2010, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Anti-dilutive shares — option shares	260,466	298,382	260,466	298,382
Anti-dilutive shares — warrant shares	276,090	276,090	276,090	276,090

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12) Fair Value Measurements
     Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of the six months ended June 30, 2011 and 2010, there were no transfers into or out of Level 2.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
U.S. treasury	$2,048,203	$—	$2,048,203	$—
Government sponsored enterprises	67,212,769	—	67,212,769	—
Asset-backed securities	118,939,994	—	118,939,994	—
Obligations of states and political subdivisions	31,496,317	—	31,496,317	—

Total	$219,697,283		$219,697,283	$—

December 31, 2010
U.S. treasury	$1,027,891	$—	$1,027,891	$—
Government sponsored enterprises	53,341,551	—	53,341,551	—
Asset-backed securities	90,176,241	—	90,176,241	—
Obligations of states and political subdivisions	34,431,867	—	34,431,867	—

Total	$178,977,550		$178,977,550	$—

Valuation methods for instruments measured at fair value on a nonrecurring basis
     Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:
Impaired Loans
     Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2011, our Company identified $28.7 million in impaired loans that had specific allowances for losses aggregating $5.5 million. Related to these loans, there was $3.8 million in charge-offs recorded during 2011.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs	Total Gains
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*

June 30, 2011
Impaired loans:
Commercial, financial, & agricultural	$837,514	$—	$—	$837,514	$(860,168)
Real estate construction — residential	126,982	—	—	126,982	(1,493,046)
Real estate construction — commercial	2,484,396	—	—	2,484,396	—
Real estate mortgage — residential	3,762,948	—	—	3,762,948	(1,161,539)
Real estate mortgage — commercial	15,977,809	—	—	15,977,809	(315,062)

Total	$23,189,649	$—	$—	$23,189,649	$(3,829,815)

Other real estate owned and repossessed assets	$15,768,518	$—	$—	$15,768,518	$(1,147,963)

December 31, 2010
Impaired loans:
Commercial, financial, & agricultural	$1,480,836	$—	$—	$1,480,836	$(1,634,544)
Real estate construction — residential	263,870	—	—	263,870	(863,399)
Real estate construction — commercial	3,284,371	—	—	3,284,371	(4,496,156)
Real estate mortgage — residential	4,459,151	—	—	4,459,151	(3,971,927)
Real estate mortgage — commercial	14,368,132	—	—	14,368,132	(3,626,892)

Total	$23,856,360	$—	$—	$23,856,360	$(14,592,918)

Other real estate owned and repossessed assets	$14,009,017	$—	$—	$14,009,017	$(3,528,011)

*	Total gains (losses) reported for other real estate owned and repossessed assets includes charge offs and net losses taken during the periods reported.
(13) Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:
Loans
The fair value of loans is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using current offering rates applicable to each category of such financial instruments. The net carrying amount of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of our Company’s financial instruments for the periods stated is as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Assets:
Loans	$854,935,767	$858,243,000	$883,907,596	$889,291,000
Investment in debt securities	219,697,283	219,697,283	178,977,550	178,977,550
Federal fund sold and securities purchased under agreements to resell	171,338	171,338	125,815	125,815
Cash and due from banks	35,068,582	35,068,582	50,853,985	50,853,985
Mortgage servicing rights	2,271,915	2,942,000	2,355,990	3,027,000
Accrued interest receivable	5,672,339	5,672,339	5,733,684	5,733,684

	$1,117,817,224	$1,121,794,542	$1,121,954,620	$1,128,009,034

Liabilities:
Deposits:
Demand	$148,139,814	$148,139,814	$137,749,571	$137,749,571
NOW	176,363,696	176,363,696	160,225,356	160,225,356
Savings	61,188,402	61,188,402	54,722,129	54,722,129
Money market	148,321,087	148,321,087	164,190,054	164,190,054
Time	428,059,598	435,753,000	429,775,546	437,996,000
Federal funds purchased and securities sold under agreements to repurchase	28,689,667	28,689,667	30,068,453	30,068,453
Subordinated notes	49,486,000	21,366,000	49,486,000	21,105,000
Other borrowings	43,656,668	45,224,000	66,985,978	69,329,000
Accrued interest payable	1,690,994	1,690,994	1,491,503	1,491,503

	$1,085,595,926	$1,066,736,660	$1,094,694,590	$1,076,877,066

Off-Balance Sheet Financial Instruments
The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. Our Company believes such commitments have been made on terms which are competitive in the markets in which it operates.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14) Pending Litigation
     Our Company and its subsidiaries are defendants in various legal actions incidental to our Company’s past and current business activities. At June 30, 2011 and December 31, 2010, our Company’s consolidated balance sheets included liabilities for these legal actions of $265,000 and $275,000, respectively. Based on our Company’s analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our Company’s consolidated financial statements or results of operations in the near term.
     On November 18, 2010, a suit was filed against Hawthorn Bank in the Circuit Court of Jackson County for the Eastern Division of Missouri by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws. The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts. The Bank has filed for a motion to dismiss the suit. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.
     On December 17, 2009, a suit was filed against Hawthorn Bank in Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the Bank had not followed through on its commitment to fund a loan request. A jury found in favor of the customer and as of June 30, 2011 our Company was carrying a liability of $195,000 representing the balance of its estimated obligation. Our Company is currently in the early stages of the appeals process and the probable outcome is presently not determinable.
     On May 10, 2011, a suit was filed against Hawthorn Bank in the Circuit Court of Cole County by a customer alleging that the Bank had not properly disclosed information in a sale of foreclosed property. Our Company is carrying a liability of $70,000 representing the balance of its estimated obligation.

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
Overview
          Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.20 billion in assets at June 30, 2011, and 24 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Bank is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.
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
Income Taxes
          Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in our consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forward, and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Given the sensitivity of our Company’s financial performance to changes in net interest margins and increasing reserves associated with loan losses and other real estate owned, sustained negative financial performance could provide sufficient negative evidence to necessitate a deferred tax asset valuation allowance. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities. Our Company accrues for interest related to income taxes in income tax expense. Total interest expense recognized was $9,000 and $19,000 as of June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, total accrued interest was $40,000 and $31,000, respectively.

SELECTED CONSOLIDATED FINANCIAL DATA
          The following table presents selected consolidated financial information for our Company as of and for each of the three and six months ended June 30, 2011 and 2010, respectively. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.
Selected Financial Data

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010

Per Share Data

Basic earnings per common share	$0.19	$0.06	$0.29	$0.06
Diluted earnings per common share	0.19	0.06	0.29	0.06
Dividends paid on preferred stock	378	378	756	756
Amortization of discount on preferred stock	119	119	238	238
Dividends paid on common stock	223	473	447	946
Book value per common share			16.18	17.24
Market price per common share			8.27	11.59

Selected Ratios

(Based on average balance sheets)
Return on average total assets	0.47%	0.25%	0.40%	0.21%
Return on average common stockholders’ equity	4.93%	1.41%	3.75%	0.72%
Average common stockholders’ equity to average total assets	6.17%	6.39%	6.14%	6.38%
(Based on end-of-period data)
Efficiency ratio (1)	69.51%	76.08%	72.12%	75.15%
Period-end common stockholders’ equity to period-end assets			6.30%	6.47%
Period-end stockholders’ equity to period-end assets			8.73%	8.78%
Total risk-based capital ratio			17.54	17.07
Tier 1 risk-based capital ratio			14.76	14.54
Leverage ratio			11.31	11.31

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

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

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Net interest income	$10,782	$11,114	$(332)	$(3.0)	$21,263	$21,425	$(162)	$(0.8)%
Provision for loan losses	1,883	2,150	(267)	(12.4)	3,633	4,655	(1,022)	(22.0)
Noninterest income	2,178	2,450	(272)	(11.1)	4,231	4,455	(224)	(5.0)
Noninterest expense	9,008	10,320	(1,312)	(12.7)	18,386	19,450	(1,064)	(5.5)
Income before income taxes	2,069	1,094	975	89.1	3,474	1,775	1,699	95.7

Income tax expense	661	312	349	111.9	1,112	499	613	122.8

Net income	$1,408	$782	$626	$80.1	$2,362	$1,276	$1,086	$85.1%

Less: preferred dividends	382	382	—	—	752	752	—	—
and accretion of discount	119	119	—	—	238	238	—	—

Net income available to common shareholders	$907	$281	$626	$80.1	$1,372	$286	$1,086	$85.1%

          Our Company’s consolidated net income of $1,408,000 for the three months ended June 30, 2011 increased $626,000 compared to net income of $782,000 for the three months ended June 30, 2010. Our Company recorded preferred stock dividends and accretion on preferred stock of $501,000 for the three months ended June 30, 2011, resulting in $907,000 of net income available for common shareholders compared to net income of $281,000 for the three months ended June 30, 2010. Diluted earnings per share increased from $0.06 per common share to $0.19 per common share. The provision for loan losses decreased $267,000, or 12.4%, from June 30, 2010 to June 30, 2011 and noninterest expense decreased $1,312,000, or 12.7%. Other real estate expenses and impairment losses incurred on foreclosed properties decreased from $1,506,000 for the three months ended June 30, 2010 to $550,000 for the three months ended June 30, 2011. Our Company’s net interest income, on a tax equivalent basis, decreased $341,000, or 3.0%, to $10,935,000 for the three months ended June 30, 2011 compared to $11,276,000 for the three months ended June 30, 2010 primarily due to a $56,916,000 decrease in average earning assets. The annualized return on average assets was 0.47%, the annualized return on average common stockholders’ equity was 4.93%, and the efficiency ratio was 69.5% for the three months ended June 30, 2011. Net interest margin increased from 3.88% to 3.95%.
          Our Company’s consolidated net income of $2,362,000 for the six months ended June 30, 2011 increased $1,086,000 compared to net income of $1,276,000 for the six months ended June 30, 2010. Our Company recorded preferred stock dividends and accretion on preferred stock of $990,000 for the six months ended June 30, 2011, resulting in $1,372,000 of net income available for common shareholders compared to net income of $286,000 for the six months ended June 30, 2010. Diluted earnings per share increased from $0.06 per common share to $0.29 per common share. Our Company’s earnings positively reflected a decrease in other real estate expense and impairment expenses included in noninterest expense from $1,041,000 for the six months ended June 30, 2011 compared to $2,013,000 for the six months ended June 30, 2010. Although the provision for loan losses decreased $1,022,000, or 22.0%, from June 30, 2010 to June 30, 2011, net income continued to be negatively impacted by the higher provisions experienced by our Company during this current economy. Our Company’s net interest income, on a tax equivalent basis, decreased $197,000, or 1.0%, to $21,575,000 for the six months ended June 30, 2011 compared to $21,772,000 for the six months ended June 30, 2010 primarily due to a $56,219,000 decrease in average earning assets. The annualized return on average assets was 0.40%, the annualized return on average common stockholders’ equity was 3.75%, and the efficiency ratio was 72.1% for the six months ended June 30, 2011. Net interest margin increased from 3.74% to 3.90%.
          Total assets at June 30, 2011 were $1,194,707,000 compared to $1,200,172,000 at December 31, 2010, a decrease of $5,465,000, or 0.5%. On July 1, 2011, our Company distributed a four percent stock dividend for the second consecutive year to common shareholders of record at the close of business May 12, 2011. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect the stock dividend.

Average Balance Sheets
          The following tables present average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and six month periods ended June 30, 2011 and June 30, 2010.

	The Three Months Ended June 30,
(Dollars In thousands)	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans: (2) (4)
Commercial	$127,749	$1,754	5.51%	$144,193	$2,016	5.61%
Real estate construction — residential	29,118	436	6.01	39,211	506	5.18
Real estate construction — commercial	51,659	562	4.36	77,201	774	4.02
Real estate mortgage — residential	202,758	2,898	5.73	229,888	3,223	5.62
Real estate mortgage — commercial	430,919	5,842	5.44	435,181	6,422	5.92
Consumer	30,004	527	7.05	35,876	723	8.08
Investment in securities: (3)
U.S. treasury	1,869	8	1.72	1,000	5	2.01
Government sponsored enterprises	68,494	330	1.93	45,209	312	2.77
Asset backed securities	116,684	994	3.42	84,481	786	3.73
State and municipal	31,266	389	4.99	31,882	441	5.55
Restricted Investments	5,267	41	3.12	6,247	35	2.25
Federal funds sold	165	—	—	145	—	—
Interest bearing deposits in other financial institutions	13,522	12	0.36	35,876	22	0.25

Total interest earning assets	1,109,474	13,793	4.99	1,166,390	15,265	5.25
All other assets	99,251			96,857
Allowance for loan losses	(12,773)			(13,835)

Total assets	$1,195,952			$1,249,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$184,459	$258	0.56%	$179,887	$257	0.57%
Savings	60,502	35	0.23	52,789	32	0.24
Money market	151,436	154	0.41	168,671	265	0.63
Time deposits of $100,000 and over	128,363	433	1.35	131,508	651	1.99
Other time deposits	295,426	1,316	1.79	320,546	1,851	2.32

Total time deposits	820,186	2,196	1.07	853,401	3,056	1.44
Federal funds purchased and securities sold under agreements to repurchase	27,574	13	0.19	33,023	19	0.23
Subordinated notes	49,486	323	2.62	49,486	323	2.62
Other borrowed money	47,984	326	2.73	68,575	591	3.46

Total interest bearing liabilities	945,230	2,858	1.21	1,004,485	3,989	1.59
Demand deposits	142,363			129,448
Other liabilities	5,509			7,145

Total liabilities	1,093,102			1,141,078
Stockholders’ equity	102,850			108,334

Total liabilities and stockholders’ equity	$1,195,952			$1,249,412

Net interest income (FTE)		$10,935			$11,276

Net interest spread			3.78%			3.66%
Net interest margin			3.95%			3.88%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $152,000 and $162,000 for the three months ended June 30, 2011 and 2010, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

	The Six Months Ended June 30,
(Dollars In thousands)	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)

ASSETS
Loans: (2) (4)
Commercial	$128,364	$3,491	5.48%	$146,211	$4,010	5.53%
Real estate construction — residential	30,709	853	5.60	38,979	1,015	5.25
Real estate construction — commercial	53,463	1,166	4.40	77,234	1,431	3.74
Real estate mortgage — residential	204,044	5,813	5.75	230,817	6,473	5.66
Real estate mortgage — commercial	431,838	11,950	5.58	441,870	12,766	5.83
Consumer	30,383	1,062	7.05	36,135	1,418	7.91
Investment in securities: (3)
U.S. treasury	1,451	13	1.81	542	5	1.86
Government sponsored enterprises	65,685	679	2.08	45,670	645	2.85
Asset backed securities	108,801	1,784	3.31	80,971	1,505	3.75
State and municipal	32,427	608	3.78	34,294	934	5.49
Restricted Investments	5,546	84	3.05	6,486	85	2.64
Federal funds sold	149	—	—	169	—	—
Interest bearing deposits in other financial institutions	23,721	32	0.27	33,422	36	0.22

Total interest earning assets	1,116,581	27,535	4.97	1,172,800	30,323	5.21
All other assets	99,110			95,365
Allowance for loan losses	(13,670)			(14,377)

Total assets	$1,202,021			$1,253,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$187,155	$534	0.58%	$178,321	$533	0.60%
Savings	58,838	70	0.24	51,047	64	0.25
Money market	154,636	328	0.43	169,081	588	0.70
Time deposits of $100,000 and over	125,909	896	1.44	133,827	1,720	2.59
Other time deposits	298,819	2,738	1.85	323,733	3,491	2.17

Total time deposits	825,357	4,566	1.12	856,009	6,396	1.51
Federal funds purchased and securities sold under agreements to repurchase	28,776	26	0.18	33,377	40	0.24
Subordinated notes	49,486	643	2.62	49,486	848	3.46
Other borrowed money	52,432	725	2.79	73,081	1,267	3.50

Total interest bearing liabilities	956,051	5,960	1.26	1,011,953	8,551	1.70
Demand deposits	138,306			126,290
Other liabilities	4,974			7,108

Total liabilities	1,099,331			1,145,351
Stockholders’ equity	102,690			108,437

Total liabilities and stockholders’ equity	$1,202,021			$1,253,788

Net interest income (FTE)		$21,575			$21,772

Net interest spread			3.71%			3.51%
Net interest margin			3.90%			3.74%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $312,000 and $347,000 for the six months ended June 30, 2011 and 2010, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Average balances based on amortized cost.

(4)	Fees and costs on loans are included in interest income.

Comparison of the three and six months ended June 30, 2011 and 2010, respectively.
          Financial results for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 included a decrease in net interest income, on a tax equivalent basis, of $341,000, or 3.0%, and $197,000, or 1.0%, respectively. Average interest-earning assets decreased $56,916,000, or 4.9% to $1,109,474,000 for the three months ended June 30, 2011 compared to $1,166,390,000 for the three months ended June 30, 2010 and average interest bearing liabilities decreased $59,255,000, or 5.9%, to $945,230,000 for the three months ended June 30, 2011 compared to $1,004,485,000 for the three months ended June 30, 2010. Average interest-earning assets decreased $56,219,000, or 4.8% to $1,116,581,000 for the six months ended June 30, 2011 compared to $1,172,800,000 for the six months ended June 30, 2010 and average interest bearing liabilities decreased $55,902,000, or 5.5%, to $956,051,000 for the six months ended June 30, 2011 compared to $1,011,953,000 for the six months ended June 30, 2010.
          Average loans outstanding decreased $89,343,000 or 9.3% to $872,207,000 for the three months ended June 30, 2011 compared to $961,550,000 for the three months ended June 30, 2010. Average loans outstanding decreased $92,445,000 or 9.5% to $878,801,000 for the six months ended June 30, 2011 compared to $971,246,000 for the six months ended June 30, 2010. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio.
The following is a summary of the changes in average loan balance by major class within our Company’s loan portfolio:

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2011	2010	$ Change%	Change	2011	2010	$ Change	%Change

Average loans:
Commercial	$127,749	$144,193	$(16,444)	(11.4)%	$128,364	$146,211	$(17,847)	(12.2)%
Real estate construction — residential	29,118	39,211	(10,093)	(25.7)	30,709	38,979	(8,270)	(21.2)
Real estate construction — commercial	51,659	77,201	(25,542)	(33.1)	53,463	77,234	(23,771)	(30.8)
Real estate mortgage — residential	202,758	229,888	(27,130)	(11.8)	204,044	230,817	(26,773)	(11.6)
Real estate mortgage — commercial	430,919	435,181	(4,262)	(1.0)	431,838	441,870	(10,032)	(2.3)
Consumer	30,004	35,876	(5,872)	(16.4)	30,383	36,135	(5,752)	(15.9)

Total	$872,207	$961,550	$(89,343)	(9.3)%	$878,801	$971,246	$(92,445)	(9.5)%

          Average investment securities and federal funds sold increased $55,761,000 or 34.3% to $218,478,000 for the three months ended June 30, 2011 compared to $162,717,000 for the three months ended June 30, 2010. Average investment securities and federal funds sold increased $46,867,000 or 29.0% to $208,513,000 for the six months ended June 30, 2011 compared to $161,646,000 for the six months ended June 30, 2010.
          Average interest bearing deposits in other financial institutions decreased $22,354,000 to $13,522,000 for the three months ended June 30, 2011 compared to $35,876,000 for the three months ended June 30, 2010. Average interest bearing deposits in other financial institutions decreased $9,701,000 to $36,226,000 for the six months ended June 30, 2011 compared to $33,422,000 for the six months ended June 30, 2010. The overall decrease in average interest bearing liabilities was due to a decrease in time deposits and other borrowed money. The decrease in average other borrowed money during 2011 compared to 2010 reflects a net decrease in Federal Home Loan Bank advances. See the Liquidity Management section below for further discussion.
Rate and volume analysis
          The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 vs. 2010			2011 vs. 2010
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(262)	$(226)	$(36)	$(519)	$(485)	$(34)
Real estate construction — residential	(70)	(143)	73	(162)	(226)	64
Real estate construction — commercial	(212)	(273)	61	(265)	(490)	225
Real estate mortgage — residential	(325)	(386)	61	(660)	(761)	101
Real estate mortgage — commercial	(580)	(62)	(518)	(816)	(286)	(530)
Consumer	(196)	(109)	(87)	(356)	(211)	(145)
Investment securities:
U.S. treasury	3	3	—	8	8	—
Government sponsored entities	18	130	(112)	34	236	(202)
Asset backed securities	208	279	(71)	279	472	(193)
State and municipal(2)	(52)	(9)	(43)	(326)	(49)	(277)
Restricted Investments	6	(6)	12	(1)	(13)	12
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	(10)	(18)	8	(4)	(11)	7

Total interest income	(1,472)	(820)	(652)	(2,788)	(1,816)	(972)

Interest expense:
NOW accounts	1	7	(6)	1	25	(24)
Savings	3	5	(2)	6	10	(4)
Money market	(111)	(25)	(86)	(260)	(46)	(214)
Time deposits of 100,000 and over	(218)	(16)	(202)	(824)	(97)	(727)
Other time deposits	(535)	(137)	(398)	(753)	(255)	(498)
Federal funds purchased and securities sold under agreements to repurchase	(6)	(3)	(3)	(14)	(6)	(8)
Subordinated notes	—	—	—	(205)	—	(205)
Other borrowed money	(265)	(155)	(110)	(542)	(316)	(226)

Total interest expense	(1,131)	(324)	(807)	(2,591)	(685)	(1,906)

Net interest income on a fully taxable equivalent basis	$(341)	$(496)	$155	$(197)	$(1,131)	$934

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $152,000 and $162,000 for the three months ended June 30, 2011 and 2010, respectively, and $312,000 and $347,000 for the six months ended June 30, 2011 and 2010, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income.
          Net interest income on a fully taxable equivalent basis decreased $341,000, or 3.0%, and 197,000, or 1.0%, to $10,935,000 and $21,575,000 for the three and six months ended June 30, 2011, respectively, compared to $11,276,000 and $21,772,000 for the three and six months ended June 30, 2010, respectively. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.88% for the three months ended June 30, 2010 to 3.95% for the three months ended June 30, 2011 and increased from 3.74% to 3.90% for the six months ended June 30, 2010 compared to the six months ended June 30, 2011, respectively. Our Company’s net interest spread increased to 3.78% for the three months ended June 30, 2011 from 3.66% for the three months ended June 30, 2010 and increased to 3.71% for the six months ended June 30, 2011 compared to 3.51% for the six months ended June 30, 2010.

     While our Company was able to decrease the rate paid on interest bearing liabilities to 1.21% and 1.26% for the three and six months ended June 30, 2011, respectively, from 1.59% and 1.70% for the three and six months ended June 30, 2010, respectively, these decreases were partially offset by the decrease in the rates earned on interest bearing assets from 5.25% and 5.21% for the three and six months ended June 30, 2010, respectively, to 4.99% and 4.97% for the three and six months ended June 30, 2011, respectively.
Non-interest Income and Expense
Non-interest income for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
(Dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change

Non-interest Income
Service charges on deposit accounts	$1,419	$1,427	$(8)	(0.6)%	$2,730	$2,723	$7	0.3%
Trust department income	229	201	28	13.9	424	379	45	11.9
Gain on sales of mortgage loans, net	216	297	(81)	(27.3)	462	522	(60)	(11.5)
Other	314	525	(211)	(40.2)	615	831	(216)	(26.0)

Total non-interest income	$2,178	$2,450	$(272)	(11.1)%	$4,231	$4,455	$(224)	(5.0)%

Non-interest income as a % of total revenue *	16.8%	18.1%			16.6%	17.2%
Total revenue per full time equivalent employee	$38.3	$38.6			$75.4	$73.7

*	Total revenue is calculated as net interest income plus non-interest income
          Noninterest income decreased $272,000 or 11.1% to $2,178,000 for the three months ended June 30, 2011 compared to $2,450,000 for the three months ended June 30, 2010. The decrease was primarily the result of a $211,000 decrease in other income and an $81,000 decrease in the gains on sales of mortgage loans. Other income decreased primarily due to a $167,000 nonmaterial correction to credit card income during the three months ended June 30, 2010. During the three months ended June 30, 2011, our Company experienced a slight decrease in refinancing activity impacting both the volume of loans sold and gains recognized compared to the three months end June 30, 2010.
          Noninterest income decreased $224,000 or 5.0% to $4,231,000 for the six months ended June 30, 2011 compared to $4,455,000 for the six months ended June 30, 2010. The decrease was primarily the result of a $216,000 decrease in other income, a $60,000 decrease in the gains on sales of mortgage loans, partially offset by a $45,000 increase in trust department income. As mentioned above, other income decreased primarily due to a $167,000 nonmaterial correction to credit card income during the three months ended June 30, 2010. Refinancing activity began to decline during the second quarter of 2011 impacting both the volume of loans sold and gains recognized compared to the six months ended June 30, 2010.
          Our Company was servicing $300,040,000 of mortgage loans at June 30, 2011 compared to $298,325,000 at December 31, 2010, and $273,237,000 at June 30, 2010. Our Company had no sales of debt securities during the three and six months ended June 30, 2011 and 2010.

Non-interest expense for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
(Dollars in thousands)	2011	2010	Change	Change	2011	2010	Change	Change

Non-interest Expense
Salaries	$3,265	$3,550	$(285)	(8.0)%	$6,826	$7,070	$(244)	(3.5)%
Employee benefits	1,068	1,000	68	6.8	2,185	2,137	48	2.2
Occupancy expense, net	585	605	(20)	(3.3)	1,223	1,227	(4)	(0.3)
Furniture and equipment expense	509	535	(26)	(4.9)	1,016	1,027	(11)	(1.1)
FDIC insurance assessment	396	435	(39)	(9.0)	875	845	30	3.6
Legal, examination, and professional fees	307	336	(29)	(8.6)	798	583	215	36.9
Advertising and promotion	270	297	(27)	(9.1)	502	575	(73)	(12.7)
Postage, printing, and supplies	296	286	10	3.5	564	574	(10)	(1.7)
Processing expense	813	857	(44)	(5.1)	1,635	1,707	(72)	(4.2)
Other real estate expense	548	1,506	(958)	(63.6)	1,041	2,013	(972)	(48.3)
Other	951	913	38	4.2	1,721	1,692	29	1.7

Total non-interest expense	$9,008	$10,320	$(1,312)	(12.7)%	$18,386	$19,450	$(1,064)	(5.5)%

Efficiency ratio*	69.5%	76.1%			72.1%	75.2%
Salaries and benefits as a % of total non-interest expense *	48.1%	44.1%			49.0%	47.3%
Number of full-time equivalent employees	338	351			338	351

          Noninterest expense decreased $1,312,000, or 12.7%, to $9,008,000 for the three months ended June 30, 2011 compared to $10,320,000 for the three months ended June 30, 2010. The decrease primarily resulted from a $958,000, or 63.6%, decrease in other real estate expenses and a $285,000, or 8.0%, decrease in salary expense for the three months ended June 30, 2011. Our Company recorded $1,172,000 in impairment losses on foreclosed property, included in other real estate expenses during the three months ended June 30, 2010. In December of 2010, our company established an allowance for other real estate owned for estimated impaired losses on foreclosed properties. A $280,000 provision for other real estate owned, included in other real estate expense, was recorded for these estimated impaired losses during the three months ended June 30, 2011. Other expenses on foreclosed properties also decreased from $364,000 during the three months ended June 30, 2010 compared to $193,000 during the three months ended June 30, 2011. A decrease in the number of employees and an adjustment to the estimated accrued salary expense during the three months ended June 30, 2011 resulted in a decrease in overall salary expense compared to the three months ended June 30, 2010. Stock option compensation expense, included in salary expense, also decreased $7,000 to $12,000 during the three months ended June 30, 2011 compared to $19,000 during the three months ended June 30, 2010.
          Noninterest expense decreased $1,064,000, or 5.5%, to $18,386,000 for the six months ended June 30, 2011 compared to $19,450,000 for the six months ended June 30, 2010. The decrease primarily resulted from a $972,000, or 48.3%, decrease in other real estate expenses, and a $244,000, or 3.5%, decrease in salary expense. This decrease was partially offset by a $215,000, or 36.9%, increase in legal, examination, and professional fees. Our Company recorded $1,235,000 in impairment losses on foreclosed property, included in other real estate expense, during the six months ended June 30, 2010. A $441,000 provision for other real estate owned, included in other real estate expense, was recorded for estimated impaired losses on foreclosed properties during the six months ended June 30, 2011. Other expenses on foreclosed properties also decreased from $710,000 during the six months ended June 30, 2010 compared to $457,000 during the six months ended June 30, 2011. As mentioned above, a decrease in the number of employees and an adjustment to the estimated accrued salary expense during the six months ended June 30, 2011 resulted in a decrease in overall salary expense compared to the six months ended June 30, 2010. Stock option compensation expense, included in salary expense, also decreased $15,000 to $34,000 during the six months ended June 30, 2011 compared to $49,000 during the six months ended June 30, 2010. The increase in legal, examination, and professional fees included a $25,000 increase in legal fees, $47,000 increase in audit fees, and a $149,000 increase in consulting fees. The increase in the legal fees primarily relates to fees incurred on pending litigation. See Note 14 to the condensed consolidated financial statements for further explanation. The increase in audit fees reflects a review of our Company’s loan files for Home Loan Mortgage Act compliance, and the increase in consulting fees was primarily due to a human resource best practices and profitability consulting project.

Income taxes
          Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 32.0% for both the three and six months ended June 30, 2011 compared to 28.1% and 28.5% for the three and six months ended June 30, 2010, respectively. The higher effective tax rate for the three and six months ended June 30, 2011 reflects a decrease in tax-exempt income as a percentage of total taxable income.
Lending and Credit Management
          Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 71.6% of total assets as of June 30, 2011 compared to 73.7% as of December 31, 2010.
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
A summary of loans, by major class within our Company’s loan portfolio as of the dates indicated are as follows:

	June 30,		December 31,
	2011		2010
(In thousands)	Amount	%	Amount	%
Commercial, financial, and agricultural	$127,628	14.7%	$131,382	14.6%
Real estate construction — residential	28,646	3.3	31,834	3.5
Real estate construction — commercial	50,837	5.9	56,053	6.2
Real estate mortgage — residential	203,067	23.4	207,835	23.1
Real estate mortgage — commercial	428,972	49.4	439,069	48.9
Installment loans to individuals	29,475	3.3	32,132	3.6
Deferred fees and costs, net	174	—	167	—

Total loans	$868,799	100.0%	$898,472	100%

          Our Company’s loan portfolio decreased $29,674,000, or 3.3% from December 31, 2010 to June 30, 2011, primarily due to repayments, charge-offs and transfers to other real estate owned. During the first six months of 2011 our Company experienced reduced loan demand, thus loan pay-downs and payoffs exceeded new originations. This decrease was seen throughout our Company’s loan portfolio. Gross loans charged-off of $4,947,000 and $5,943,000 of assets transferred from loans to other real estate owned and repossessed assets contributed to this decline.
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
          Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the first six months of 2011 our Company sold $22,337,000 of loans to investors. At June 30, 2011 our Company was servicing approximately $300,040,000 of loans sold to the secondary market.
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
Provision and Allowance for Loan Losses
          The provision for loan losses decreased $267,000 or 12.1% to $1,883,000 for the three months ended June 30, 2011 compared to $2,150,000 for the three months ended June 30, 2010 and decreased $1,022,000 or 22.0% to $3,633,000 for the six months ended June 30, 2011 compared to $4,655,000 for the six months ended June 30, 2010.
          The current economy has contributed to the deterioration of collateral values. The economic downturn and elevated unemployment rates in our market area have impaired the ability for certain of our customers to make payments on our loans in accordance with contractual terms.
          Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level adequate to cover probable losses in the loan portfolio. The allowance for loan losses decreased to $13,863,000 or 1.6% of loans outstanding at June 30, 2011 compared to $14,565,000 or 1.6% of loans outstanding at December 31, 2010. Charge offs taken during the first six months of 2011 and 2010 contributed to the decrease in the allowance for loan losses.
The following table summarizes loan loss experience for the years indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010

Analysis of allowance for loan losses:
Balance beginning of year	$12,402	$14,658	$14,565	$14,797
Net loan charge-offs:
Commercial, financial, and agricultural	37	612	804	1,104
Real estate construction — residential	(1)	(22)	1,485	259
Real estate construction — commercial	(250)	22	(250)	101
Real estate mortgage — residential	434	1,591	1,465	3,319
Real estate mortgage — commercial	136	2,319	712	2,337
Installment loans to individuals	66	54	119	100

Total net charge-offs	422	4,576	4,335	7,220

Provision for loan losses	1,883	2,150	3,633	4,655

Balance at June 30,	$13,863	$12,232	$13,863	$12,232

          As shown in the table above, our Company experienced net loan charge-offs of $422,000 for the three months ended June 30, 2011 compared to $4,576,000 for the three months ended June 30, 2010. The $4,154,000 net decrease was primarily due to a $1,157,000 decrease in net charge offs on real estate mortgage — residential properties, and a $2,183,000 decrease in real estate mortgage — commercial properties from June 30, 2010 to June 30, 2011, respectively. The decrease in net charge-offs for the three months ended June 30, 2011 was primarily due to significant write-downs taken during the three months ended June 30, 2010 on foreclosed properties to reflect current collateral values. These write-downs related to two significant loan relationships collateralized by section eight properties. Our Company also received a $250,000 recovery from a judgment on a real estate construction — commercial property during the three months ended June 30, 2011.
          As shown in the table above, our Company experienced net loan charge-offs of $4,335,000 for the six months ended June 30, 2011 compared to $7,220,000 for the six months ended June 30, 2010. The $2,885,000 net decrease was primarily due to a $1,854,000 decrease in net charge offs on real estate mortgage — residential properties, and a $1,625,000 decrease in real estate mortgage — commercial properties, partially offset by a $1,226,000 increase in net charge offs on real estate construction — residential properties from June 30, 2010 to June 30, 2011, respectively. As mentioned above, the decrease in net charge-offs for the six months ended June 30, 2011 was primarily due to significant write-downs taken on foreclosed properties to reflect current collateral values during the six months ended June 30, 2010. These write-downs related to two significant loan relationships collateralized by section eight properties. The increase in real estate construction — residential net charge-offs for the six months ended June 30, 2011 was primarily due to charge offs taken on two credits that management had specifically reserved $2,000,000 as of December 31, 2010. Since these two credits were fully reserved as of December 31, 2010, no additional provision for these credits was required during the first six months of 2011, and as a result, total net charge-offs exceeded the provision for loan losses during the six months of 2011. The ratio of annualized total net loan charge-offs to total average loans was 0.49% at June 30, 2011 compared to 1.63% at December 31, 2010.
          Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $56,191,000 or 6.47% of total loans at June 30, 2011 compared to $56,303,000 or 6.27% of total loans at December 31, 2010.

The following table summarizes our Company’s nonperforming assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Nonaccrual loans:
Commercial, financial, and agricultural	$3,303	$3,532
Real estate construction — residential	832	3,586
Real estate construction — commercial	10,994	10,067
Real estate mortgage — residential	4,517	5,672
Real estate mortgage — commercial	29,726	27,604
Installment loans to individuals	172	126

Total nonaccrual loans	49,544	50,587

Loans contractually past — due 90 days or more and still accruing:
Commercial, financial, and agricultural	—	—
Real estate construction — residential	—	—
Real estate construction — commercial	—	—
Real estate mortgage — residential	98	—
Real estate mortgage — commercial	—	—
Installment loans to individuals	1	33

Total loans contractually past — due 90 days or more and still accruing	99	33

Troubled debt restructurings — accruing	6,548	5,683

Total nonperforming loans	56,191	56,303
Other real estate	15,416	13,393
Repossessions	352	616

Total nonperforming assets	$71,959	$70,312

Loans	$868,799	$898,472
Allowance for loan losses to loans	1.60%	1.62%
Nonperforming loans to loans	6.47%	6.27%
Allowance for loan losses to
nonperforming loans	24.67%	25.87%
Nonperforming assets to loans and foreclosed assets	8.13%	7.71%

          It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $1,219,000 and $1,278,000 for the six months ended June 30, 2011 and 2010, respectively. Approximately $33,000 and $4,000 was actually recorded as interest income on such loans for the six months ended June 30, 2011 and 2010, respectively.
          Total non-accrual loans at June 30, 2011 decreased $1,043,000 from December 31, 2010. The decrease resulted mainly from a decrease of $2,754,000 and $1,155,000, respectively, in real estate construction — residential and in real estate mortgage — residential non-accrual loans. During the first six months of 2011 our Company charged off three significant loan relationships and is continuing to see an increase in foreclosures. Partially offsetting this decrease was a $2,121,000 increase in Real estate mortgage — commercial nonaccrual loans primarily due to one significant loan relationship.
          Loans past due 90 days and still accruing interest increased $66,000 from $33,000 at December 31, 2010 to $99,000 at June 30, 2011. Foreclosed real estate and other repossessions increased $1,759,000 from $14,009,000 at December 31, 2010 to $15,768,000 at June 30, 2011.

          The increase in the levels of charge offs has contributed to the decrease in the ratio of allowance for loan losses to nonperforming loans from 25.87% at December 31, 2010 to 24.67% at June 30, 2011. As mentioned previously, management charged off approximately $2,000,000 of loans during the first quarter of 2011 that were fully reserved as of December 31, 2010. As a result, the allowance for loan losses to loans outstanding declined from 1.62% at December 31, 2010 to 1.42% at June 30, 2011.
          At June 30, 2011, loans classified as troubled debt restructurings (TDR) totaled $23,913,000, of which $17,365,000 was on non-accrual status and $6,548,000 was on accrual status. At December 31, 2010, loans classified as TDR totaled $22,080,000, of which $16,397,000 was on non-accrual status and $5,683,000 was on accrual status. Our Company has experienced an increase in its loan delinquencies much like the rest of the banking industry as current economic conditions negatively impact our borrowers’ ability to keep their debt payments current.
The following table summarizes our Company’s TDR’s at the dates indicated:

	June 30, 2011			December 31, 2010
	Number of	Recorded	Specific	Number of	Recorded	Specific
(Dollars in thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves

Accruing TDRs
Commercial, financial and agricultural	8	$2,063	$121	3	$128	$20
Real estate construction — commercial	—	—	—	1	1,716	95
Real estate mortgage — residential	19	2,250	40	20	2,364	82
Real estate mortgage — commercial	3	2,235	—	4	1,475	14

Total	30	$6,548	$161	28	$5,683	$211

TDRs — Non-accruals
Commercial, financial and agricultural	2	$89	$59	5	$871.00	$76
Real estate construction — commercial	2	1,183	—	2	1,210	—
Real estate mortgage — residential	10	1,762	135	6	1,092	67
Real estate mortgage — commercial	10	14,331	1,426	5	13,224	1,005

Total	24	$17,365	$1,620	18	$16,397	$1,148

Total TDRs	54	$23,913	$1,781	46	$22,080	$1,359

          The allowance for loan losses is available to absorb probable loan losses regardless of the category of loans to be charged off. The allowance for loan losses consists of asset-specific reserves, and general reserves based on expected loss estimates and unallocated reserves.
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
          Management believes that based on detailed analysis of each credit risk inherent to our loan portfolio and the value of any associated collateral, that the allowance for loan losses at June 30, 2011 is adequate to cover probable losses.

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
The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,533	$2,931
Real estate construction — residential	986	2,067
Real estate construction — commercial	1,330	1,339
Real estate mortgage — residential	2,990	3,922
Real estate mortgage — commercial	4,837	3,458
Installment loans to individuals	219	231
Unallocated	968	617

Total	$13,863	$14,565

          Our Company’s allowance for loan losses decreased $702,000 from December 31, 2010 to June 30, 2011. The decline of the allowance for loan losses was primarily seen in the allocation for real estate construction — residential loans and the allocation of commercial, financial, and agricultural loans as they decreased $1,081,000, and $398,000, respectively, resulting from charge offs taken on two loans that were fully reserved for at December 31, 2010. Also contributing to this overall decrease in the allowance was a $932,000 decrease in the real estate mortgage — residential allocation due to a loan that was reserved for at December 31, 2010 was foreclosed on and sold during the first three months of 2011. Partially offsetting this decrease was $1,379,000 increase the allocation of real estate mortgage — commercial loans primarily resulting from two loan relationships.
The following table is a summary of the general and specific allocations within the allowance for loan losses:

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Allocation of allowance for loan losses:
Specific reserve allocation for impaired loans	$5,486	$6,376
General reserve allocation for all other non-impaired loans	8,377	8,189

Total	$13,863	$14,565

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
          The asset-specific reserve component of our allowance for loan losses at June 30, 2011 was determined by using fair values of the underlying collateral through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. The expected loss component of our allowance for loan losses at June 30, 2011 was determined by calculating historical loss percentages for various loan categories over the previous twelve quarters. Management determined that the previous twelve quarters were reflective of the loss characteristics of our Company’s loan portfolio during the recent economic downturn. These historical loss percentages were then applied to the various categories of loans to determine an expected loss requirement for the current portfolio. At June 30, 2011, the asset-specific reserve component decreased $890,000 due to a comparable decrease in the volume of impaired loans as well as the charge-off of two credits during the first quarter of 2011 that management had specifically reserved approximately $2,000,000 as of December 31, 2010. During the same period, the general reserve component increased from $8,189,000 at December 31, 2010 to $8,377,000 at June 30, 2011 due to usage of a historical loss experience reflective of our Company’s loss characteristics.
          The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2011, $5,486,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $56,092,000 compared to $6,376,000 of our Company’s allowance for loan losses allocated to impaired loans totaling approximately $56,271,000 at December 31, 2010. Based upon detailed analysis of all impaired loans, management has determined that $27,416,000, or 49%, of impaired loans require no reserve allocation at June 30, 2011 compared to $26,038,000, or 46%, at December 31, 2010.
          As of June 30, 2011 and December 31, 2010 approximately $19,845,000 and $19,239,000, respectively, of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $606,000 increase in classified loans is the result of several borrowers who have experienced cash flow problems and as well as some deterioration in collateral value. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2011 and December 31, 2010.
          At June 30, 2011, management determined that $12,895,000 of the $13,863,000 total allowance for loan comprised of the asset-specific and expected loss components and $968,000 was unallocated. This is compared to $13,948,000 of the $14,565,000 total allowance for loan losses allocated to the asset-specific and expected loss components and $617,000 that was unallocated at December 31, 2010. The increase in the portion of the allowance for loan losses related to non asset-specific reserves is the result of management analyzing and assessing this portion of the allowance for loan losses on a detailed level by homogeneous loan categories for loans not considered impaired. Such analysis measured reserve requirements based on historical loss experiences of loans in those individual categories. Such reserve methodology considers the loss experience for certain types of loans and loan grades for the past twelve quarters.
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
          Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Federal funds sold	$171	$126
Federal Reserve — excess reserves	16,368	29,286
Available for sale investments securities	219,697	178,978

Total	$236,236	$208,390

          Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $219,697,000 at June 30, 2011 and included an unrealized net gain of $4,368,000. The portfolio includes maturities of approximately $8,930,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base.

          Our Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchased lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law.
At June 30, 2011 and December 31, 2010, total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$2,051	$3,262
Repurchase agreements	31,065	45,929
Other deposits	137,256	98,908

Total pledged, at fair value	$170,372	$148,099

          At June 30, 2011 and December 31, 2010, our Company’s unpledged securities in the available for sale portfolio totaled approximately $49,325,000 and $30,879,000, respectively.
          Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At June 30, 2011, such deposits totaled $534,013,000 and represented 55.5% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $428,060,000 at June 30, 2011. These accounts are normally considered more volatile and higher costing representing 44.5% of total deposits at June 30, 2011.

	June 30,	December 31,
(dollars in thousands)	2011	2010

Core deposit base:
Non-interest bearing demand	$148,140	$137,750
Interest checking	176,364	160,225
Savings and money market	209,509	218,912

Total	$534,013	$516,887

          Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	June 30,	December 31,
(dollars in thousands)	2011	2010

Borrowings:
Securities sold under agreements to repurchase	$28,689	$30,068
FHLB advances	43,657	66,986
Subordinated notes	49,486	49,486

Total	$121,832	$146,540

          Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of June 30, 2011, under agreements with these unaffiliated banks, the Bank may borrow up to $15,650,000 in federal funds on an unsecured basis and $22,153,000 on a secured basis. There were no federal funds purchased outstanding at June 30, 2011. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At June 30, 2011 there was $28,689,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2011. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2011, the Bank had $43,657,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

          Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at June 30, 2011:

		Federal
(dollars in thousands)	FHLB	Reserve	Other

Advance equivalent	$263,199	$2,051	$25,402
Advances outstanding	(43,657)	—	—
Letters of credit issued	(206)	—	—

Total	$219,336	$2,051	$25,402

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
          Cash and cash equivalents were $35,240,000 at June 30, 2011 compared to $50,980,000 at December 31, 2010. The $15,740,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2011. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $9,518,000 for the six months ended June 30, 2011.
          Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $14,756,000. The cash outflow primarily consisted of $83,043,000 of purchases of investment securities, partially offset by a $20,636,000 decrease in the loan portfolio, $44,606,000 in proceeds from maturities, calls, and pay-downs of investment securities, and $3,421,000 in proceeds from sales of other real estate owned and repossessions.
          Financing activities used total cash of $10,502,000, resulting primarily from $23,329,000 of repayments of FHLB advances, a decrease of $1,379,000 of federal funds purchased and securities sold under agreements to repurchase, and a $1,952,000 decrease in time deposits, partially offset by a net $17,362,000 increase in demand deposits and interest-bearing transaction accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2011.
          In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. In the section entitled, Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements, below we disclose that our Company had $98,572,000 in unused loan commitments and standby letters of credit as of June 30, 2011. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.
          Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. During the six months ended June 30, 2011 and 2010, respectively, our Company paid cash dividends to its common and preferred shareholders totaling $1,204,000 and $1,703,000. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. For the six months ended June 30, 2011 the Bank declared and paid $1,500,000 to our Company. For the six months ended June 30, 2010, the Bank did not declare or pay dividends. At June 30, 2011 and December 31, 2010, our Company had cash and cash equivalents totaling $11,740,000 and $12,449,000, respectively.

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
          Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of June 30, 2011 and December 31, 2010, our Company and our Bank each met all capital adequacy requirements to which they were subject.

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011 Total capital (to risk-weighted assets):
Company	$160,674	17.54%	$73,282	8.00%	—	—
Hawthorn Bank	132,415	14.72	71,952	8.00	$89,940	10.00%

Tier I capital (to risk-weighted assets):
Company	$135,177	14.76	$36,641	4.00%	—	—
Hawthorn Bank	121,146	13.47	35,976	4.00	$53,964	6.00%

Tier I capital (to adjusted average assets):
Company	$135,177	11.31	$35,849	3.00%	—	—
Hawthorn Bank	121,146	10.31	35,249	3.00	$58,748	5.00%

December 31, 2010 Total capital (to risk-weighted assets):
Company	$159,510	17.05%	$74,863	8.00%	—	—
Hawthorn Bank	130,361	14.18	73,548	8.00	$91,834	10.00%

Tier I capital (to risk-weighted assets):
Company	$133,349	14.25	$37,431	4.00%	—	—
Hawthorn Bank	118,837	12.93	36,774	4.00	$55,161	6.00%

Tier I capital (to adjusted average assets):
Company	$133,349	11.00	$36,360	3.00%	—	—
Hawthorn Bank	118,837	9.99	35,685	3.00	$59,475	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Sensitivity
          Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the three months ended June 30, 2011 our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

          The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2011:

						Over
						5 years or
						no stated
(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total

ASSETS
Investment securities	$53,745	$18,480	$47,317	$30,095	$27,083	$42,977	$219,697
Interest-bearing deposits	16,719	—	—	—	—	—	16,719
Other restricted investments	5,065	—	—	—	—	—	5,065
Federal funds sold and securities purchased under agreements to resell	171	—	—	—	—	—	171
Loans	488,414	157,598	146,156	24,427	26,425	25,779	868,799

Total	$564,114	$176,078	$193,473	$54,522	$53,508	$68,756	$1,110,451

LIABILITIES

Savings, Now deposits	$—	$—	$166,119	$—	$—	$—	$166,119
Rewards checking, Super Now, money market deposits	220,079					—	220,079
Time deposits	286,815	68,387	55,340	7,164	10,028	—	427,734
Federal funds purchased and securities sold under agreements to repurchase	28,690	—	—	—	—	—	28,690
Subordinated notes	49,486	—	—	—	—	—	49,486
Other borrowed money	25,382	8,254	10,021	—	—	—	43,657

Total	$610,452	$76,641	$231,480	$7,164	$10,028	$—	$935,765

Interest-sensitivity GAP
Periodic GAP	$(46,338)	$99,437	$(38,007)	$47,358	$43,480	$68,756	$174,686

Cumulative GAP	$(46,338)	$53,099	$15,092	$62,450	$105,930	$174,686	$174,686

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.92	2.30	0.84	7.61	5.34	NM	1.19
Cumulative GAP	0.92	1.08	1.02	1.07	1.11	1.19	1.19

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
          Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on our Company’s operations for the period ended June 30, 2011.

Item 4. Controls and Procedures
          Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of June 30, 2011. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
          There has been no change in our Company’s internal control over financial reporting that occurred during the period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Impact of New Accounting Standards
          In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments of ASU 2011-05 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 is not expected to have a material impact on our Company’s consolidated financial statements.
          In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The amended guidance changes several aspects of the fair value measurement guidance ASC 820, Fair Value Measurement, and includes several new fair value disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on our Company’s consolidated financial statements.
          In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on our Company’s consolidated financial statements.
          In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide a creditor additional guidance in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 will be effective for our Company’s reporting period ending September 30, 2011 and requires retrospective application to all restructurings occurring during 2011 along with additional required disclosures. The adoption of ASU No. 2011-02 is not expected to have a material impact on our Company’s consolidated financial statements.
          In July 2010, the FASB issued ASU No. 2010-20 — Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period are effective for annual periods ending on or after December 15, 2010. The disclosures about activity that occur during a reporting period are effective for annual reporting periods beginning on or after December 15, 2010. The interim disclosures required by this update are reported in the notes to our Company’s consolidated financial statements.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          The information required by this Item is set forth in Note 14, Pending Litigation, in our Company’s condensed consolidated financial statements.
Item 1A. Risk Factors
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
None
Item 5. Other Information
None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

August 15, 2011	/s/ David T. Turner David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

August 15, 2011	/s/ Richard G. Rose Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2011 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	58

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	60

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	61

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)	*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

**	Incorporated by reference.