Form 10-Q
period 2011-09-30
HAWTHORN BANCSHARES, INC.
filed 2011-11-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 14, 2011 the registrant had 4,652,994 shares of common stock, par value $1.00 per share, outstanding

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Loans	$849,801,000	$898,472,463
Allowances for loan losses	(12,690,578)	(14,564,867)

Net loans	837,110,422	883,907,596

Investment in available-for-sale securities, at fair value	205,446,454	178,977,550
Federal funds sold and securities purchased under agreements to resell	75,000	125,815
Cash and due from banks	41,306,401	50,853,985
Premises and equipment - net	37,928,543	36,980,503
Other real estate owned and repossessed assets - net	18,066,847	14,009,017
Accrued interest receivable	5,383,405	5,733,684
Mortgage servicing rights	2,266,109	2,355,990
Intangible assets - net	646,771	977,509
Cash surrender value - life insurance	2,045,673	2,001,965
Other assets	19,240,422	24,248,590

Total assets	$1,169,516,047	$1,200,172,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$157,183,939	$137,749,571
Savings, interest checking and money market	375,645,240	379,137,539
Time deposits $100,000 and over	136,619,758	124,566,760
Other time deposits	283,500,197	305,208,786

Total deposits	952,949,134	946,662,656

Federal funds purchased and securities sold under agreements to repurchase	26,196,899	30,068,453
Subordinated notes	49,486,000	49,486,000
Federal Home Loan Bank advances	28,491,572	66,985,978
Accrued interest payable	850,188	1,491,503
Other liabilities	5,266,572	3,989,303

Total liabilities	1,063,240,365	1,098,683,893

Stockholders’ equity:
Preferred stock, $1,000 par value Authorized and issued 30,255 shares	29,198,598	28,841,242
Common stock, $1 par value Authorized 15,000,000 shares; issued 4,814,852, and 4,635,891 shares, respectively	4,814,852	4,635,891
Surplus	30,254,277	28,928,545
Retained earnings	42,104,547	41,857,302
Accumulated other comprehensive income, net of tax	3,420,226	742,149
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	106,275,682	101,488,311

Total liabilities and stockholders’ equity	$1,169,516,047	$1,200,172,204

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$11,851,708	$13,234,729	$35,930,550	$40,286,802
Interest on debt securities:
Taxable	1,236,984	1,054,667	3,734,838	3,236,744
Nontaxable	250,569	273,538	780,470	894,293
Interest on federal funds sold and securities purchased under agreements to resell	14	50	76	133
Interest on interest-bearing deposits	7,868	27,851	40,156	63,373
Dividends on other securities	36,788	33,577	121,149	119,024

Total interest income	13,383,931	14,624,412	40,607,239	44,600,369

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	387,074	511,442	1,318,578	1,696,648
Time deposit accounts $100,000 and over	402,246	594,334	1,298,067	1,956,968
Other time deposit accounts	1,243,989	1,758,850	3,982,778	5,607,583
Interest on federal funds purchased and securities sold under agreements to repurchase	12,518	19,690	38,501	59,353
Interest on subordinated notes	321,453	353,536	964,420	1,201,082
Interest on Federal Home Loan Bank advances	212,423	527,818	937,600	1,794,832

Total interest expense	2,579,703	3,765,670	8,539,944	12,316,466

Net interest income	10,804,228	10,858,742	32,067,295	32,283,903
Provision for loan losses	2,010,000	2,450,000	5,643,336	7,105,000

Net interest income after provision for loan losses	8,794,228	8,408,742	26,423,959	25,178,903

NON-INTEREST INCOME
Service charges on deposit accounts	1,446,224	1,427,130	4,175,987	4,150,420
Trust department income	208,772	186,989	632,638	566,495
Gain on sale of mortgage loans, net	431,503	1,011,253	893,733	1,533,027
Other	270,916	284,932	885,761	1,115,838

Total non-interest income	2,357,415	2,910,304	6,588,119	7,365,780

NON-INTEREST EXPENSE
Salaries and employee benefits	4,504,853	4,256,523	13,515,546	13,463,964
Occupancy expense, net	734,739	654,687	1,957,788	1,881,093
Furniture and equipment expense	467,479	472,657	1,483,262	1,499,307
FDIC insurance assessment	254,595	442,965	1,129,608	1,288,163
Legal, examination, and professional fees	285,834	348,792	1,083,443	932,115
Advertising and promotion	271,896	311,219	773,771	886,242
Postage, printing, and supplies	271,245	299,997	835,726	874,353
Processing expense	787,132	853,710	2,422,017	2,560,570
Other real estate expense	523,592	882,264	1,564,461	2,895,010
Other	823,745	842,703	2,545,337	2,535,084

Total non- interest expense	8,925,110	9,365,517	27,310,959	28,815,901

Income before income taxes	2,226,533	1,953,529	5,701,119	3,728,782
Income tax expense	710,894	531,327	1,823,369	1,030,346

Net income	1,515,639	1,422,202	3,877,750	2,698,436
Preferred stock dividends	378,187	378,187	1,130,360	1,130,360
Accretion of discount on preferred stock	119,119	119,119	357,356	357,356

Net income available to common shareholders	$1,018,333	$924,896	$2,390,034	$1,210,720

Basic earnings per share	$0.22	$0.20	$0.51	$0.26
Diluted earnings per share	$0.22	$0.20	$0.51	$0.26

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stock - holders’ Equity
Balance, December 31, 2009	$28,364,768	$4,463,813	$26,970,745	$50,576,551	$912,224	$(3,516,818)	$107,771,283

Net income	—	—	—	2,698,436	—	—	2,698,436
Change in unrealized gain (loss) on securities:
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	—	1,394,275	—	1,394,275
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	35,973	—	35,973

Total other comprehensive income							1,430,248

Total comprehensive income							4,128,684

Stock based compensation expense	—	—	68,009	—	—	—	68,009
Accretion of preferred stock discount	357,356	—	—	(357,356)	—	—	—
Stock dividend	—	172,078	1,870,490	(2,042,568)	—	—	—
Cash dividends declared, preferred stock	—	—	—	(1,134,562)	—	—	(1,134,562)
Cash dividends declared, common stock	—	—	—	(912,015)	—	—	(912,015)

Balance, September 30, 2010	$28,722,124	$4,635,891	$28,909,244	$48,828,486	$2,342,472	$(3,516,818)	$109,921,399

Balance, December 31, 2010	$28,841,242	$4,635,891	$28,928,545	$41,857,302	$742,149	$(3,516,818)	$101,488,311

Net income	—	—	—	3,877,750	—	—	3,877,750
Change in unrealized gain on securities:
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	—	2,642,104	—	2,642,104
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	—	—	—	35,973	—	35,973

Total other comprehensive income							2,678,077

Total comprehensive income							6,555,827

Stock based compensation expense	—	—	46,159	—	—	—	46,159
Accretion of preferred stock discount	357,356	—	—	(357,356)	—	—	—
Stock dividend	—	178,961	1,279,573	(1,458,534)	—	—	—
Cash dividends declared, preferred stock	—	—	—	(1,134,562)	—	—	(1,134,562)
Cash dividends declared, common stock	—	—	—	(680,053)	—	—	(680,053)

Balance, September 30, 2011	$29,198,598	$4,814,852	$30,254,277	$42,104,547	$3,420,226	$(3,516,818)	$106,275,682

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,877,750	$2,698,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,643,336	7,105,000
Depreciation expense	1,442,991	1,484,686
Net amortization of debt securities, premiums, and discounts	619,756	454,671
Amortization of core deposit intangible assets	330,738	408,451
Stock based compensation expense	46,159	68,009
(Gain) loss on sales and dispositions of premises and equipment	(12,633)	59,621
Loss on sales and dispositions of other real estate owned and repossessions	218,920	1,958,537
Provision for other real estate owned	660,968	—
Decrease in accrued interest receivable	350,279	605,146
Increase in cash surrender value -life insurance	(43,708)	(49,556)
Decrease in income tax receivable	1,328,205	—
Decrease in other assets	309,624	578,938
Decrease in accrued interest payable	(641,315)	(1,093,420)
Increase in other liabilities	1,268,322	871,960
Origination of mortgage loans for sale	(44,356,425)	(72,437,349)
Proceeds from the sale of mortgage loans	43,784,779	69,193,376
Gain on sale of mortgage loans, net	(893,733)	(1,533,027)
Decrease in net deferred tax asset	22,998	728,912
Other, net	35,973	35,973

Net cash provided by operating activities	13,992,984	11,138,364

Cash flows from investing activities:
Net decrease in loans	32,623,605	42,321,380
Purchase of available-for-sale debt securities	(93,071,486)	(154,204,703)
Proceeds from maturities of available-for-sale debt securities	26,129,495	105,724,703
Proceeds from calls of available-for-sale debt securities	44,184,650	38,065,100
Proceeds from sales of FHLB stock	1,753,000	995,600
Purchases of premises and equipment	(2,430,940)	(320,967)
Proceeds from sales of premises and equipment	47,549	34,528
Proceeds from sales of other real estate owned and repossessions	5,057,894	9,185,427

Net cash provided in investing activities	14,293,767	41,801,068

Cash flows from financing activities:
Net increase in demand deposits	19,434,368	8,125,557
Net (decrease) increase in interest-bearing transaction accounts	(3,492,299)	9,632,603
Net decrease in time deposits	(9,655,591)	(23,507,003)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(3,871,554)	(5,185,424)
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Repayment of Federal Home Loan Bank advances	(38,494,406)	(22,149,255)
Cash dividends paid - preferred stock	(1,134,562)	(1,134,562)
Cash dividends paid - common stock	(671,106)	(1,161,528)

Net cash used by financing activities	(37,885,150)	(25,379,612)

Net (decrease) increase in cash and cash equivalents	(9,598,399)	27,559,820
Cash and cash equivalents, beginning of period	50,979,800	24,665,695

Cash and cash equivalents, end of period	$41,381,401	$52,225,515

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,181,259	$13,409,886
Income taxes	$665,000	$200,000
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$9,995,612	$12,665,463

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q, do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes filed in our Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

A summary of loans, by major class within our Company’s loan portfolio, at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Commercial, financial, and agricultural	$126,065,400	$131,382,467
Real estate construction - residential	29,129,725	31,834,174
Real estate construction - commercial	46,039,024	56,052,910
Real estate mortgage - residential	204,666,555	207,834,488
Real estate mortgage - commercial	413,682,553	439,068,622
Installment and other consumer	30,038,205	32,132,336
Unamortized loan origination fees and costs, net	179,538	167,466

Total loans	$849,801,000	$898,472,463

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

At September 30, 2011, loans with a carrying value of $440,525,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for loan losses

The following table provides the balance in the allowance for loan losses at September 30, 2011 and December 31, 2010, and the related loan balance by impairment methodology. Loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, troubled debt restructurings, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb credit losses.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a summary of the allowance for loan losses at or for the three and nine months ended September 30, 2011 as follows:

	For the Three Months Ended September 30, 2011
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$2,533	$986	$1,330	$2,990	$4,837	$219	$968	$13,863

Additions:
Provision for loan losses	562	284	490	(9)	1,550	99	(966)	2,010

Deductions:
Loans charged off	1,273	311	512	219	884	122	—	3,321
Less recoveries on loans	—	(2)	—	(27)	(40)	(69)	—	(138)

Net loans charged off	1,273	309	512	192	844	53	—	3,183

Balance, end of period	$1,822	$961	$1,308	$2,789	$5,543	$265	$2	$12,690

	For the Nine Months Ended September 30, 2011
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Additions:
Provision for loan losses	968	688	231	524	3,641	206	(615)	5,643

Deductions:
Loans charged off	2,146	1,858	512	1,758	1,625	369	—	8,268
Less recoveries on loans	(69)	(64)	(250)	(101)	(69)	(197)	—	(750)

Net loans charged off	2,077	1,794	262	1,657	1,556	172	—	7,518

Balance, end of period	$1,822	$961	$1,308	$2,789	$5,543	$265	$2	$12,690

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The tables provide other information regarding the allowance for loan losses and balance by type of allowance methodology at September 30, 2011 and December 31, 2010 as follows:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
September 30, 2011
Allowance for loan losses:
Individually evaluated for impairment	$242	$—	$85	$334	$3,272	$—	$—	$3,933
Collectively evaluated for impairment	1,580	961	1,223	2,455	2,271	265	2	8,757

Total	$1,822	$961	$1,308	$2,789	$5,543	$265	$2	$12,690

Loans outstanding:
Individually evaluated for impairment	$3,966	$650	$7,232	$6,316	$35,351	$—	$—	$53,515
Collectively evaluated for impairment	122,099	28,480	38,807	198,350	378,332	30,218	—	796,286

Total	$126,065	$29,130	$46,039	$204,666	$413,683	$30,218	$—	$849,801

December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$1,737	$1,553	$201	$1,117	$1,768	$—	$—	$6,376
Collectively evaluated for impairment	1,194	514	1,138	2,805	1,690	231	617	8,189

Total	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Loans outstanding:
Individually evaluated for impairment	$3,660	$3,586	$11,783	$8,040	$29,076	$—	$—	$56,145
Collectively evaluated for impairment	127,722	28,248	44,270	199,795	409,993	32,299	—	842,327

Total	$131,382	$31,834	$56,053	$207,835	$439,069	$32,299	$—	$898,472

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

Impaired loans

Impaired loans totaled $53,683,301 and $56,270,543 at September 30, 2011 and December 31, 2010 respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings.

The categories of impaired loans at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Non-accrual loans	$46,661,244	$50,586,887
Troubled debt restructurings continuing to accrue interest	7,022,057	5,683,656

Total impaired loans	$53,683,301	$56,270,543

At September 30, 2011, loans classified as troubled debt restructurings (TDRs) totaled $33,694,501, of which $26,672,444 were on non-accrual status and $7,022,057 were on accrual status. At December 31, 2010, loans classified as TDRs totaled $22,080,431, of which $16,396,775 were on non-accrual status and $5,683,656 was on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $2,281,000 and $1,359,000 were allocated to the allowance for loan losses at September 30, 2011 and December 31, 2010, respectively. As a result of adopting the amendments in Accounting Standards Update (ASU) No. 2011-02 – Receivables (ASC Topic 310) – A Creditor’s Determination of Whether a restructuring Is a Troubled Debt Restructuring, our Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as TDRs.

The following table summarizes loans that were modified as TDRs during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Recorded Investment (1)			Recorded Investment (1)
	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$1,196,080	$1,196,080	8	$3,200,191	$3,199,086
Real estate construction - commercial	5	5,934,672	5,547,861	5	5,934,672	5,547,861
Real estate mortgage- residential	1	202,185	202,185	5	954,603	933,304
Real estate mortgage - commercial	7	5,412,927	5,146,928	9	7,539,214	7,273,215

Total	14	$12,745,864	$12,093,054	27	$17,628,680	$16,953,466

(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

According to guidance provided in ASC subtopic 310-40, Troubled Debt Restructurings by Creditors, a loan restructuring or modification of terms is a TDR if the creditor for economic or legal reasons related to the borrowers financial difficulties grants a concession to the borrower that it would not otherwise consider. Our Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or foreclosed and sold. Our Company considers a loan in TDR status in default when the borrowers payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loans maturity date. During the nine months ended September 30, 2011, twenty-seven loans were modified meeting the criteria for troubled debt restructurings. During this time period none of these twenty-seven 2011 TDRs have subsequently defaulted.

Interest income recognized on loans in non-accrual status and contractual interest that would be recorded had the loans performed in accordance with their original contractual terms is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contractual interest due on non-accrual loans	$572,643	$606,927	$1,791,551	$1,885,164
Interest income recognized on loans in non-accrual status	7,705	6,513	40,545	10,733

Net reduction in interest income	$564,938	$600,414	$1,751,006	$1,874,431

The specific reserve component of our Company’s allowance for loan losses at September 30, 2011 and December 31, 2010 was determined by using fair values of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $149,981 and $480,950 for the nine months ended September 30, 2011 and September 30, 2010, respectively. Average recorded investment in impaired loans is calculated on a monthly basis during the period.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides additional information about impaired loans at September 30, 2011 and December 31, 2010, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized For the Period Ended
					Three Months	Nine Months
At September 30, 2011
With no related allowance recorded:
Commercial, financial and Agricultural	$3,006,014	$3,060,554	$—	$3,516,582	$29,671	$18,597
Real estate - construction residential	649,985	844,642	—	1,488,000	—	—
Real estate - construction commercial	7,046,795	7,360,078	—	9,818,048	—	—
Real estate - residential	2,455,915	2,765,299	—	3,630,896	18,916	7,218
Real estate - commercial	14,181,853	15,584,303	—	11,844,195	41,287	23,247
Consumer	167,752	189,955	—	194,996	2,948	1,599

Total	$27,508,314	$29,804,831	$—	$30,492,717	$92,822	$50,661

With an allowance recorded:
Commercial, financial and Agricultural	$960,623	$849,256	$242,308	$660,959	$9,843	$5,443
Real estate - construction residential	—	—	—	—	—	—
Real estate - construction commercial	185,154	188,278	85,000	82,846	—	—
Real estate - residential	3,860,337	3,749,523	333,907	3,286,520	82,807	28,335
Real estate - commercial	21,168,873	21,897,239	3,272,050	17,685,872	5,054	1,765

Total	$26,174,987	$26,684,296	$3,933,265	$21,716,197	$97,704	$35,543

Total impaired loans	$53,683,301	$56,489,127	$3,933,265	$52,208,914	$190,526	$86,204

At December 31, 2010
With no related allowance recorded:
Commercial, financial and Agricultural	$441,861	$629,296	$—
Real estate - construction residential	1,769,622	2,355,936	—
Real estate - construction commercial	8,297,388	9,393,368	—
Real estate - residential	2,463,735	2,950,560	—
Real estate - commercial	12,939,973	14,869,833	—
Consumer	125,858	132,688	—

Total	$26,038,437	$30,331,681	$—

With an allowance recorded:
Commercial, financial and Agricultural	$3,217,995	$3,260,009	$1,737,159
Real estate - construction residential	1,816,276	1,848,593	1,552,406
Real estate - construction commercial	3,485,517	4,740,517	201,147
Real estate - residential	5,576,292	5,669,041	1,117,141
Real estate - commercial	16,136,025	16,215,862	1,767,893

Total	$30,232,106	$31,734,022	$6,375,746

Total impaired loans	$56,270,543	$62,065,703	$6,375,746

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Age Analysis of Past Due and Non-Accrual Loans

	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
September 30, 2011
Commercial, Financial, and Agricultural	$123,612,428	$544,765	$3,230	$1,904,977	$126,065,400
Real Estate Construction - Residential	28,479,740	—	—	649,985	29,129,725
Real Estate Construction - Commercial	38,256,216	550,860	—	7,231,948	46,039,024
Real Estate Mortgage - Residential	199,396,369	1,389,622	23,076	3,857,488	204,666,555
Real Estate Mortgage - Commercial	379,754,317	936,979	142,163	32,849,094	413,682,553
Installment and Other Consumer	29,736,706	304,500	8,785	167,752	30,217,743

Total	$799,235,776	$3,726,726	$177,254	$46,661,244	$849,801,000

December 31, 2010
Commercial, Financial, and Agricultural	$127,315,586	$534,865	$—	$3,532,016	$131,382,467
Real Estate Construction - Residential	28,200,876	47,400	—	3,585,898	31,834,174
Real Estate Construction - Commercial	45,511,088	474,934	—	10,066,888	56,052,910
Real Estate Mortgage - Residential	199,386,784	2,775,654	—	5,672,050	207,834,488
Real Estate Mortgage - Commercial	409,906,845	1,557,599	—	27,604,178	439,068,622
Installment and Other Consumer	31,784,217	356,812	32,916	125,857	32,299,802

Total	$842,105,396	$5,747,264	$32,916	$50,586,887	$898,472,463

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Commercial	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At September 30, 2011
Watch	$23,346,703	$8,114,728	$9,374,238	$13,176,253	$31,455,825	$519,742	$85,987,489
Substandard	4,198,655	784,288	1,704,497	4,317,855	9,845,321	403,971	21,254,587
Non-accrual	1,904,977	649,985	7,231,948	3,857,488	32,849,094	167,752	46,661,244

Total	$29,450,335	$9,549,001	$18,310,683	$21,351,596	$74,150,240	$1,091,465	$153,903,320

At December 31, 2010
Watch	$21,981,367	$7,519,394	$9,400,584	$9,184,659	$35,050,206	$564,489	$83,700,699
Substandard	2,840,703	757,637	4,242,934	4,423,219	12,635,163	441,514	25,341,170
Non-accrual	3,532,016	3,585,898	10,066,888	5,672,050	27,604,178	125,857	50,586,887

Total	$28,354,086	$11,862,929	$23,710,406	$19,279,928	$75,289,547	$1,131,860	$159,628,756

(3)	Real Estate Acquired in Settlement of Loans

	September 30,	December 31,
	2011	2010
Commercial	$—	$67,421
Real estate mortgage - construction	15,010,310	13,229,199
Real estate mortgage	9,365,615	6,254,221

Total	$24,375,925	$19,550,841
Less valuation allowance for other real estate owned	(6,629,746)	(6,158,433)

Total	$17,746,179	$13,392,408

Balance at December 31, 2010	$19,550,841
Additions, net of charge-offs	9,419,615
Proceeds from sales	(4,577,305)
Net loss on sales	(17,226)

Total other real estate owned	$24,375,925
Less valuation allowance for other real estate owned	(6,629,746)

Balance at September 30, 2011	$17,746,179

Activity in the valuation allowance for other real estate owned in settlement of loans for the three and nine months ended September 30, 2011 and 2010, respectively, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$6,536,607	$—	$6,158,433	$—
Provision for other real estate owned	220,163	—	660,968	—
Charge-offs	(127,024)	—	(189,655)	—

Balance, end of period	$6,629,746	$—	$6,629,746	$—

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

A summary of investment securities by major category, at fair value, consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
U.S. treasury	$2,057,657	$1,027,891
Government sponsored enterprises	56,173,402	53,341,551
Asset-backed securities	115,235,218	90,176,241
Obligations of states and political subdivisions	31,980,177	34,431,867

Total available for sale securities	$205,446,454	$178,977,550

All of our Company’s investment securities are classified as available for sale, as discussed in more detail below. Asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored entities and government agencies such as the FHLMC, FNMA and GNMA.

Investment securities which are classified as restricted equity securities primarily consist of Federal Home Loan Bank Stock and our Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $4,388,950 and $6,141,950, as of September 30, 2011 and December 31, 2010, respectively.

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2011 and December 31, 2010 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2011
U.S Treasury	$1,999,602	$58,055	$—	$2,057,657
Government sponsored enterprises	55,467,203	714,482	8,283	56,173,402
Asset-backed securities	111,149,446	4,097,313	11,541	115,235,218
Obligations of states and political subdivisions	30,819,243	1,165,587	4,653	31,980,177

Total available for sale securities	$199,435,494	$6,035,437	$24,477	$205,446,454

December 31, 2010
U.S Treasury	$999,823	$28,068	$—	$1,027,891
Government sponsored enterprises	53,516,545	327,051	502,045	53,341,551
Asset-backed securities	88,634,760	1,905,377	363,896	90,176,241
Obligations of states and political subdivisions	34,146,782	555,240	270,155	34,431,867

Total available for sale securities	$177,297,910	$2,815,736	$1,136,096	$178,977,550

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Fair value
Due in one year or less	$2,573,320	$2,596,977
Due after one year through five years	65,424,714	66,494,907
Due after five years through ten years	17,783,892	18,495,325
Due after ten years	2,504,122	2,624,027

	88,286,048	90,211,236
Asset-backed securities	111,149,446	115,235,218

Total	$199,435,494	$205,446,454

Debt securities with carrying values aggregating approximately $160,007,000 and $148,099,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public fund deposits, federal funds purchased lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve, and for other purposes as required or permitted by law.

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010, were as follows:

	Less than 12 months		12 months or more			Total
At September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investment Positions	Fair Value	Unrealized Losses
Government sponsored enterprises	$1,801,717	$(8,283)	$—	$—	2	$1,801,717	(8,283)
Asset-backed securities	1,010,039	(11,541)	—	—	1	1,010,039	$(11,541)
Obligations of states and political subdivisions	998,512	(4,653)	—	—	3	998,512	(4,653)

	$3,810,268	$(24,477)	$—	$—	6	$3,810,268	$(24,477)

	Less than 12 months		12 months or more			Total
At December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investment Positions	Fair Value	Unrealized Losses
Government sponsored enterprises	$20,504,526	$(502,045)	$—	$—	19	$20,504,526	(502,045)
Asset-backed securities	21,177,793	(363,896)	—	—	20	21,177,793	$(363,896)
Obligations of states and political subdivisions	8,038,946	(270,155)	—	—	29	8,038,946	(270,155)

	$49,721,265	$(1,136,096)	$—	$—	68	$49,721,265	$(1,136,096)

Our Company’s available for sale portfolio consisted of approximately 349 securities at September 30, 2011. None of these securities had been in the loss position for 12 months or longer. The $24,000 unrealized loss included in other comprehensive income at September 30, 2011 was caused by interest rate fluctuations. At September 30, 2011, our Company did not have the intent to sell any of its securities in an unrealized loss position and believed that it is more likely than not that our Company will not have to sell any such securities before a full recovery of the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

During the nine months ended September 30, 2011 and 2010, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.

(5)	Intangible Assets

A summary of other intangible assets at September 30, 2011 and December 31, 2010, respectively is as follows:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Core deposit intangible	$4,795,224	$(4,148,453)	$646,771	$7,060,224	$(6,082,715)	$977,509
Mortgage servicing rights	3,113,828	(847,719)	2,266,109	3,067,368	(711,378)	2,355,990

Total intangible assets	$7,909,052	$(4,996,172)	$2,912,880	$10,127,592	$(6,794,093)	$3,333,499

Changes in the net carrying amount of other intangible assets for the nine months ended September 30, 2011 are as follows:

	Core Deposit Intangible Asset	Mortgage Servicing Rights
Balance at December 31, 2010	$977,509	$2,355,990
Additions	—	436,074
Amortization	(330,738)	(525,955)

Balance at September 30, 2011	$646,771	$2,266,109

Mortgage servicing rights (MSRs) are amortized over the shorter of 7 years or the life of the loan. They are periodically reviewed for impairment and if impairment is indicated, recorded at fair value. At September 30, 2011 and December 31, 2010, no temporary impairment was recognized. The fair value of MSRs is based on the present value of expected cash flows, as further discussed in Fair Value of Financial Instruments. Mortgage loans serviced for others totaled approximately $301,999,000 and $298,325,000 at September 30, 2011 and December 31, 2010, respectively. Included in other noninterest income were real estate servicing fees for the three months ended September 30, 2011 and 2010 of $237,000, and $286,000, respectively, and for the nine months ended September 30, 2011 and 2010 of $630,000 and $682,000, respectively.

.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The aggregate amortization expense of intangible assets subject to amortization for the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Aggregate amortization expense	2011	2010	2011	2010
Core deposit intangible asset	$104,025	$118,026	$330,738	$408,451
Mortgage servicing rights	221,326	307,981	525,955	594,957

Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of September 30, 2011 for the next five years:

	Core Deposit Intangible Asset	Mortgage Servicing Rights
2011	$104,025	$195,000
2012	408,062	435,000
2013	134,684	354,000
2014	—	288,000
2015	—	234,000
2016	—	190,000

(6)	Income Taxes

Our Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. At September 30, 2011 and December 31, 2010, our Company had $221,000 of gross unrecognized tax benefits that if recognized would affect the effective tax rate. Our Company believes that during 2011 it is reasonably possible that there would be a reduction of $221,000 in gross unrecognized tax benefits as a result of the lapse of statute of limitations for the 2007 tax year. At September 30, 2011, total interest accrued on unrecognized tax benefits was approximately $40,000. As of September 30, 2011, there were no federal or state income tax examinations in process.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not our Company will realize the benefits of these temporary differences at September 30, 2011 and, therefore, has not established a valuation reserve.

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 31.9% and 27.2% for the three months ended September 30, 2011 and 2010, and 32.0% and 27.6% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2011 reflects a decrease in tax-exempt income as a percentage of total taxable income.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Payroll taxes	$263,999	$257,947	$842,878	$863,587
Medical plans	400,995	372,789	1,277,784	1,171,144
401k match	79,028	84,300	214,041	238,088
Pension plan	227,593	216,298	682,778	648,895
Profit-sharing	62,000	(72,468)	101,000	2
Other	37,198	28,288	137,166	102,304

Total employee benefits	$1,070,813	$887,154	$3,255,647	$3,024,020

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

Pension

Our Company also provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under our Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. Our Company made a $554,000 contribution to the defined benefit plan in 2010, and the minimum required contribution for the 2011 plan year is estimated to be $997,000. Our Company has contributed $1,005,000 to the plan during 2011 of which $310,000 relates to the 2010 plan year and $695,000 relates to the 2011 plan year.

The following items are components of net pension cost for the periods indicated:

	Estimated 2011	Actual 2010
Service cost—benefits earned during the year	$930,691	$844,178
Interest costs on projected benefit obligations	603,903	556,047
Expected return on plan assets	(702,852)	(613,982)
Amortization of prior service cost	78,628	78,628

Net periodic pension expense	$910,370	$864,871

Pension expense - three months ended September 30, (actual)	$227,593	$216,298

Pension expense - nine months ended September 30, (actual)	$682,778	$648,895

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

The following table summarizes our Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2011 *	260,466	$24.44
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2011	260,466	$24.44	3.8	$—

Exercisable at September 30, 2011	233,706	$24.53	3.5	$—

*	Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2011.

Total stock-based compensation expense for the three months ended September 30, 2011 and 2010, was $12,000 and $19,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $46,000 and $68,000, respectively. As of September 30, 2011, the total unrecognized compensation expense related to non-vested stock awards was $110,000 and the related weighted average period over which it is expected to be recognized is approximately three years.

(9)	Comprehensive Income

Activity in other comprehensive income for the nine months ended September 30, 2011 and 2010 is shown in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The first component of other comprehensive income is the unrealized holding gains and losses on available for sale securities. Our Company did not have any other-than temporary impairment (OTTI) as required to be reported under current accounting guidance for OTTI on debt securities during the periods reported. Under this guidance, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit- related portion of the overall gain or loss in fair value is recorded in other comprehensive income, if certain criteria are not met. The second component of other comprehensive income is pension gains and losses that arise during the period but are not recognized as components of net periodic benefit cost, and corresponding adjustments when these gains and losses are subsequently amortized to net periodic benefit cost.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Participation in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 276,090 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with managements’ estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrant at September 30, 2011 were $29,199,000 and $2,382,000, respectively.

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

The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $16.44 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheet and qualify, for regulatory capital purposes, as Tier I capital. For the nine months ended September 30, 2011, our Company had declared and paid $1,134,000 of dividends and amortized $357,000 of accretion of the discount on preferred stock.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(11)	Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per common share:
Net income	$1,515,639	$1,422,202	$3,877,750	$2,698,436
Less:
Preferred stock dividends	378,187	378,187	1,130,360	1,130,360
Accretion of discount on preferred stock	119,119	119,119	357,356	357,356

Net income available to common shareholders	$1,018,333	$924,896	$2,390,034	$1,210,720

Basic earnings per share	$0.22	$0.20	$0.51	$0.26

Diluted earnings per common share:
Net income	$1,515,639	$1,422,202	$3,877,750	$2,698,436
Less:
Preferred stock dividends	378,187	378,187	1,130,360	1,130,360
Accretion of discount on preferred stock	119,119	119,119	357,356	357,356

Net income available to common shareholders	$1,018,333	$924,896	$2,390,034	$1,210,720

Average shares outstanding	4,652,994	4,652,994	4,652,994	4,652,994
Effect of dilutive stock options	—	—	—	—

Average shares outstanding including dilutive stock options	4,652,994	4,652,994	4,652,994	4,652,994

Diluted earnings per share	$0.22	$0.20	$0.51	$0.26

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

The following options to purchase shares during the three and nine months ended September 30, 2011 and 2010, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Anti-dilutive shares - option shares	260,466	298,382	260,466	298,382
Anti-dilutive shares - warrant shares	276,090	276,090	276,090	276,090

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(12)	Fair Value Measurements

Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of the nine months ended September 30, 2011 and 2010, there were no transfers into or out of Level 2.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
U.S. treasury	$2,057,657	$—	$2,057,657	$—
Government sponsored enterprises	56,173,402	—	56,173,402	—
Asset-backed securities	115,235,218	—	115,235,218	—
Obligations of states and political subdivisions	31,980,177	—	31,980,177	—

Total	$205,446,454	$—	$205,446,454	$—

December 31, 2010
U.S. treasury	$1,027,891	$—	$1,027,891	$—
Government sponsored enterprises	53,341,551	—	53,341,551	—
Asset-backed securities	90,176,241	—	90,176,241	—
Obligations of states and political subdivisions	34,431,867	—	34,431,867	—

Total	$178,977,550	$—	$178,977,550	$—

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2011, our Company identified $26.1 million in impaired loans that had specific allowances for losses aggregating $3.9 million. Related to these loans, there was $6.5 million in charge-offs recorded during 2011.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
September 30, 2011
Impaired loans:
Commercial, financial, & agricultural	$718,315	$—	$—	$718,315	$(2,124,809)
Real estate construction - residential	—	—	—	—	(1,556,738)
Real estate construction - commercial	100,154	—	—	100,154	(279,088)
Real estate mortgage - residential	3,526,430	—	—	3,526,430	(1,419,218)
Real estate mortgage - commercial	17,896,823	—	—	17,896,823	(1,163,132)

Total	$22,241,722	$—	$—	$22,241,722	$(6,542,985)

Other real estate owned and repossessed assets	$18,066,847	$—	$—	$18,066,847	$(1,857,698)

December 31, 2010
Impaired loans:
Commercial, financial, & agricultural	$1,480,836	$—	$—	$1,480,836	$(1,634,544)
Real estate construction - residential	263,870	—	—	263,870	(863,399)
Real estate construction - commercial	3,284,371	—	—	3,284,371	(4,496,156)
Real estate mortgage - residential	4,459,151	—	—	4,459,151	(3,971,927)
Real estate mortgage - commercial	14,368,132	—	—	14,368,132	(3,626,892)

Total	$23,856,360	$—	$—	$23,856,360	$(14,592,918)

Other real estate owned and repossessed assets	$14,009,017	$—	$—	$14,009,017	$(3,528,011)

*	Total gains (losses) reported for other real estate owned and repossessed assets includes charge offs and net losses taken during the periods reported.

(13)	Fair Value of Financial Instruments

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

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

Other Borrowings

The fair value of subordinated notes and other borrowings, Federal Home Loan Bank borrowings, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for other borrowed money of similar remaining maturities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of our Company’s financial instruments for the periods stated is as follows:

	September 30, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
Assets:
Loans	$837,110,422	$839,435,000	$883,907,596	$889,291,000
Investment in debt securities	205,446,454	205,446,454	178,977,550	178,977,550
Federal fund sold and securities purchased under agreements to resell	75,000	75,000	125,815	125,815
Cash and due from banks	41,306,401	41,306,401	50,853,985	50,853,985
Mortgage servicing rights	2,266,109	2,937,000	2,355,990	3,027,000
Accrued interest receivable	5,383,405	5,383,405	5,733,684	5,733,684

	$1,091,587,791	$1,094,583,260	$1,121,954,620	$1,128,009,034

Liabilities:
Deposits:
Demand	$157,183,939	$157,183,939	$137,749,571	$137,749,571
NOW	160,292,788	160,292,788	160,225,356	160,225,356
Savings	62,799,247	62,799,247	54,722,129	54,722,129
Money market	152,553,205	152,553,205	164,190,054	164,190,054
Time	420,119,955	428,168,000	429,775,546	437,996,000
Federal funds purchased and securities sold under agreements to repurchase	26,196,899	26,196,899	30,068,453	30,068,453
Subordinated notes	49,486,000	21,619,000	49,486,000	21,105,000
FHLB advances	28,491,572	29,710,000	66,985,978	69,329,000
Accrued interest payable	850,188	850,188	1,491,503	1,491,503

	$1,057,973,793	$1,039,373,266	$1,094,694,590	$1,076,877,066

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

Notes to the Consolidated Financial Statements

(Unaudited)

(14)	Pending Litigation

Our Company and its subsidiaries are defendants in various legal actions incidental to our Company’s past and current business activities. At September 30, 2011 and December 31, 2010, our Company’s consolidated balance sheets included liabilities for these legal actions of $183,000 and $275,000, respectively. Based on our Company’s analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our Company’s consolidated financial statements or results of operations in the near term.

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

On December 17, 2009, a suit was filed against Hawthorn Bank in Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the Bank had not followed through on its commitment to fund a loan request. A jury found in favor of the customer and as of September 30, 2011 our Company was carrying a liability of $183,000 representing the balance of its estimated obligation. Our Company is currently in the early stages of the appeals process and the probable outcome is presently not determinable.

Item 2—Management’s Discussion and Analysis of Financial Condition

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

Overview

Our Company, Hawthorn Bancshares, Inc., is a community-based, financial institution bank holding company headquartered in Lee’s Summit, Missouri. Our Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Our Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Our Company conducts operations primarily through our Bank. Our Bank, a state charted bank, had $1.20 billion in assets at September 30, 2011, and 24 full-service banking offices, including its principal office in Jefferson City, Missouri. Our Bank is committed to providing the most up-to-date financial products and services and delivering these products and services to our market area with superior customer service.

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

Valuation of Investment Securities

At the time of purchase, debt securities are classified into one of two categories: available-for-sale or held-to-maturity. Held-to-maturity securities are those securities which our Company has the positive intent and ability to hold until maturity. All debt securities not classified as held-to-maturity are classified as available-for-sale. Our Company’s securities are classified as available-for-sale and are carried at fair value. Changes in fair value, excluding certain losses associated with other-than-temporary impairment, are reported in other comprehensive income, net of taxes, a component of stockholders’ equity. Securities are periodically evaluated for other-than-temporary impairment in accordance with guidance provided in the FASB ASC Topic 320, Investments – Debt and Equity Securities. For those securities with other-than-temporary impairment, the entire loss in fair value is required to be recognized in current earnings if our Company intends to sell the securities or believes it more likely than not that it will be required to sell the security before the anticipated recovery. If neither condition is met, but our Company does not expect to recover the amortized cost basis, our Company determines whether a credit loss has occurred, which is then recognized in current earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

Income Taxes

Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in our consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forward, and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Given the sensitivity of our Company’s financial performance to changes in net interest margins and increasing reserves associated with loan losses and other real estate owned, sustained negative financial performance could provide sufficient negative evidence to necessitate a deferred tax asset valuation allowance. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities. Our Company accrues for interest related to income taxes in income tax expense. Total interest expense (benefit) recognized was $12,000 and $(35,000) as of September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, total accrued interest was $43,000 and $31,000, respectively.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for our Company as of and for each of the three and nine months ended September 30, 2011 and 2010, respectively. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Per Share Data
Basic earnings per common share	$0.22	$0.20	$0.51	$0.26
Diluted earnings per common share	0.22	0.20	0.51	0.26
Dividends paid on preferred stock	378	378	1,135	1,135
Amortization of discount on preferred stock	119	119	357	357
Dividends paid on common stock	224	215	671	1,161
Book value per common share			16.57	17.45
Market price per common share			7.25	9.69
Selected Ratios
(Based on average balance sheets)
Return on average total assets	0.51%	0.46%	0.43%	0.29%
Return on average common stockholders’ equity	5.29%	4.52%	4.28%	2.01%
Average common stockholders’ equity to average total assets	6.48%	6.62%	6.25%	6.46%
(Based on end-of-period data)
Efficiency ratio (1)	67.81%	68.02%	70.65%	72.68%
Period-end common stockholders’ equity to period-end assets			6.59%	6.68%
Period-end stockholders’ equity to period-end assets			9.09%	9.05%
Total risk-based capital ratio			18.02	17.47
Tier 1 risk-based capital ratio			15.24	14.94
Leverage ratio			11.60	11.61

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

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

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Net interest income	$10,804	$10,859	$(55)	$(0.5)	$32,067	$32,284	$(217)	$(0.7)%
Provision for loan losses	2,010	2,450	(440)	(18.0)	5,643	7,105	(1,462)	(20.6)
Noninterest income	2,357	2,910	(553)	(19.0)	6,588	7,366	(778)	(10.6)
Noninterest expense	8,925	9,366	(441)	(4.7)	27,311	28,816	(1,505)	(5.2)
Income before income taxes	2,226	1,953	273	14.0	5,701	3,729	1,972	52.9

Income tax expense	711	531	180	33.9	1,823	1,030	793	77.0

Net income	$1,515	$1,422	$93	$6.5	$3,878	$2,699	$1,179	$43.7%

Less: preferred dividends	378	378	—	—	1,131	1,131	—	—
and accretion of discount	119	119	—	—	357	357	—	—

Net income available to common shareholders	$1,018	$925	$93	$6.5	$2,390	$1,211	$1,179	$43.7%

Our Company’s consolidated net income of $1,515,000 for the three months ended September 30, 2011 increased $93,000 compared to net income of $1,422,000 for the three months ended September 30, 2010. Our Company recorded preferred stock dividends and accretion on preferred stock of $497,000 for the three months ended September 30, 2011, resulting in $1,018,000 of net income available for common shareholders compared to net income of $925,000 for the three months ended September 30, 2010. Diluted earnings per share increased from $0.20 per common share to $0.22 per common share. The provision for loan losses decreased $440,000, or 18.0%, from September 30, 2010 to September 30, 2011 and noninterest expense decreased $441,000, or 4.7%. Other real estate expenses and impairment losses incurred on foreclosed properties decreased from $882,000 for the three months ended September 30, 2010 to $524,000 for the three months ended September 30, 2011. Our Company’s net interest income, on a tax equivalent basis, decreased $66,000, or 0.60%, to $10,953,000 for the three months ended September 30, 2011 compared to $11,019,000 for the three months ended September 30, 2010 primarily due to a $54,582,000 decrease in average earning assets. The annualized return on average assets was 0.51%, the annualized return on average common stockholders’ equity was 5.29%, and the efficiency ratio was 67.8% for the three months ended September 30, 2011. Net interest margin increased from 3.81% to 3.98%.

Our Company’s consolidated net income of $3,878,000 for the nine months ended September 30, 2011 increased $1,179,000 compared to net income of $2,699,000 for the nine months ended September 30, 2010. Our Company recorded preferred stock dividends and accretion on preferred stock of $1,488,000 for the nine months ended September 30, 2011, resulting in $2,390,000 of net income available for common shareholders compared to net income of $1,211,000 for the nine months ended September 30, 2010. Diluted earnings per share increased from $0.26 per common share to $0.51 per common share. Our Company’s earnings positively reflected a $1,331,000 decrease in other real estate expenses and impairment loses incurred on foreclosed properties from $2,895,000 for the nine months ended September 30, 2010 compared to $1,564,000 for the nine months ended September 30, 2011. Although the provision for loan losses decreased $1,462,000, or 20.6%, from September 30, 2010 to September 30, 2011, net income continued to be negatively impacted by the higher provisions experienced by our Company during this current economy. Our Company’s net interest income, on a tax equivalent basis, decreased $263,000, or 0.80%, to $32,528,000 for the nine months ended September 30, 2011 compared to $32,791,000 for the nine months ended September 30, 2010 primarily due to a $55,668,000 decrease in average earning assets. The annualized return on average assets was 0.43%, the annualized return on average common stockholders’ equity was 4.28%, and the efficiency ratio was 70.7% for the nine months ended September 30, 2011. Net interest margin increased from 3.77% to 3.92%.

Total assets at September 30, 2011 were $1,169,516,000 compared to $1,200,172,000 at December 31, 2010, a decrease of $30,656,000, or 2.6%. On July 1, 2011, our Company distributed a four percent stock dividend for the second consecutive year to common shareholders of record at the close of business May 12, 2011. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect the stock dividend.

Average Balance Sheets

The following tables present average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and nine month periods ended September 30, 2011 and September 30, 2010.

	The Three Months Ended September 30,
(Dollars In thousands)	2011			2010
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$126,997	$1,747	5.46%	$136,613	$1,929	5.60%
Real estate construction - residential	28,923	416	5.71	38,374	516	5.33
Real estate construction - commercial	48,366	547	4.49	76,356	764	3.97
Real estate mortgage - residential	203,070	2,951	5.77	213,774	3,174	5.89
Real estate mortgage - commercial	421,830	5,710	5.37	439,261	6,266	5.66
Consumer	29,620	508	6.80	34,583	615	7.06

Total Loans	858,806	11,879	5.49	938,961	13,264	5.60

Investment in securities: (3)
U.S. treasury	2,049	8	1.55	1,028	5	1.93
Government sponsored enterprises	62,397	298	1.89	49,311	301	2.42
Asset backed securities	117,698	920	3.10	83,450	742	3.53
State and municipal	31,541	383	4.82	31,489	411	5.18

Total Investment securities	213,685	1,609	2.99	165,278	1,459	3.50

Restricted Investments	4,899	37	3.00	6,310	34	2.14
Federal funds sold	96	—	—	183	—	—
Interest bearing deposits in other financial institutions	14,887	8	0.21	36,223	28	0.31

Total interest earning assets	1,092,373	13,533	4.92	1,146,955	14,785	5.11

All other assets	98,812			92,794
Allowance for loan losses	(13,521)			(12,654)

Total assets	$1,177,664			$1,227,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$168,779	$212	0.50%	$163,142	$226	0.55%
Savings	61,912	30	0.19	53,128	33	0.25
Money market	151,082	145	0.38	165,480	253	0.61
Time deposits of $100,000 and over	135,945	403	1.18	127,889	595	1.85
Other time deposits	289,058	1,243	1.71	318,075	1,758	2.19

Total time deposits	806,776	2,033	1.00	827,714	2,865	1.37

Federal funds purchased and securities sold under agreements to repurchase	25,861	13	0.20	32,149	20	0.25
Subordinated notes	49,486	322	2.58	49,486	353	2.83
Other borrowed money	35,933	212	2.34	68,644	528	3.05

Total borrowings	111,280	547	1.95	150,279	901	2.38

Total interest bearing liabilities	918,056	2,580	1.12	977,993	3,766	1.53

Demand deposits	148,339			133,196
Other liabilities	5,864			6,028

Total liabilities	1,072,259			1,117,217
Stockholders’ equity	105,405			109,878

Total liabilities and stockholders’ equity	$1,177,664			$1,227,095

Net interest income (FTE)		$10,953			$11,019

Net interest spread			3.80%			3.58%
Net interest margin			3.98%			3.81%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $149,000 and $161,000 for the three months ended September 30, 2011and 2010, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	The Nine Months Ended September 30,
(Dollars In thousands)	2011			2010
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$127,904	$5,238	5.48%	$142,976	$5,939	5.55%
Real estate construction - residential	30,107	1,269	5.64	38,775	1,530	5.28
Real estate construction - commercial	51,745	1,713	4.43	76,939	2,195	3.81
Real estate mortgage - residential	203,716	8,763	5.75	225,074	9,648	5.73
Real estate mortgage - commercial	428,465	17,460	5.45	440,990	19,033	5.77
Consumer	30,126	1,571	6.97	35,611	2,033	7.63

Total Loans	872,063	36,014	5.52	960,365	40,378	5.62

Investment in securities: (3)
U.S. treasury	1,652	21	1.70	705	10	1.90
Government sponsored enterprises	64,577	977	2.02	46,897	946	2.7
Asset backed securities	111,799	2,704	3.23	81,807	2,246	3.67
State and municipal	32,128	1,191	4.96	33,349	1,344	5.39

Total Investment securities	210,156	4,893	3.11	162,758	4,546	3.73

Restricted Investments	5,328	121	3.04	6,427	119	2.48
Federal funds sold	131	—	—	174	—	—
Interest bearing deposits in other financial institutions	20,744	40	0.26	34,366	64	0.25

Total interest earning assets	1,108,422	41,068	4.95	1,164,090	45,107	5.18

All other assets	99,010			94,499
Allowance for loan losses	(13,620)			(13,796)

Total assets	$1,193,812			$1,244,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$180,963	$745	0.55%	$173,206	$758	0.59%
Savings	59,874	100	0.22	51,749	97	0.25
Money market	153,438	473	0.41	167,867	842	0.67
Time deposits of $100,000 and over	129,291	1,297	1.34	131,825	1,957	1.98
Other time deposits	295,529	3,984	1.80	321,827	5,607	2.33

Total time deposits	819,095	6,599	1.08	846,474	9,261	1.46

Federal funds purchased and securities sold under agreements to repurchase	27,794	39	0.19	32,963	59	0.24
Subordinated notes	49,486	964	2.60	49,486	1,201	3.24
Other borrowed money	46,872	938	2.68	71,586	1,795	3.35

Total borrowings	124,152	1,941	2.09	154,035	3,055	2.65

Total interest bearing liabilities	943,247	8,540	1.21	1,000,509	12,316	1.65

Demand deposits	141,687			128,617
Other liabilities	5,273			6,744

Total liabilities	1,090,207			1,135,870
Stockholders’ equity	103,605			108,923

Total liabilities and stockholders’ equity	$1,193,812			$1,244,793

Net interest income (FTE)		$32,528			$32,791

Net interest spread			3.74%			3.53%
Net interest margin			3.92%			3.77%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $461,000 and $507,000 for the nine months ended September 30, 2011and 2010, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Comparison of the three and nine months ended September 30, 2011 and 2010, respectively.

Financial results for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 included a decrease in net interest income, on a tax equivalent basis, of $66,000, or 0.60%, and $263,000, or 0.80%, respectively. Average interest-earning assets decreased $54,582,000, or 4.7% to $1,092,373,000 for the three months ended September 30, 2011 compared to $1,146,955,000 for the three months ended September 30, 2010 and average interest bearing liabilities decreased $59,937,000, or 6.1%, to $918,056,000 for the three months ended September 30, 2011 compared to $977,993,000 for the three months ended September 30, 2010. Average interest-earning assets decreased $55,668,000, or 4.8% to $1,108,422,000 for the nine months ended September 30, 2011 compared to $1,164,090,000 for the nine months ended September 30, 2010 and average interest bearing liabilities decreased $57,262,000, or 5.7%, to $943,247,000 for the nine months ended September 30, 2011 compared to $1,000,509,000 for the nine months ended September 30, 2010.

Average loans outstanding decreased $80,155,000 or 8.5% to $858,806,000 for the three months ended September 30, 2011 compared to $938,961,000 for the three months ended September 30, 2010. Average loans outstanding decreased $88,302,000 or 9.2% to $872,063,000 for the nine months ended September 30, 2011 compared to $960,365,000 for the nine months ended September 30, 2010. See the “Lending and Credit Management” section of this discussion for further discussion of changes in the composition of our lending portfolio. Average investment securities and federal funds sold increased $48,320,000 or 29.2% to $213,781,000 for the three months ended September 30, 2011 compared to $165,461,000 for the three months ended September 30, 2010. Average investment securities and federal funds sold increased $47,355,000 or 29.0% to $210,287,000 for the nine months ended September 30, 2011 compared to $162,932,000 for the nine months ended September 30, 2010. Average interest bearing deposits in other financial institutions decreased $21,336,000 to $14,887,000 for the three months ended September 30, 2011 compared to $36,223,000 for the three months ended September 30, 2010. Average interest bearing deposits in other financial institutions decreased $13,622,000 to $20,744,000 for the nine months ended September 30, 2011 compared to $34,366,000 for the nine months ended September 30, 2010.

Average time deposits decreased $20,938,000 to $806,776,000 for the three months ended September 30, 2011 compared to $827,714,000 for the three months ended September 30, 2010. Average time deposits decreased $27,379,000 to $819,095,000 for the nine months ended September 30, 2011 compared to $846,474,000 for the nine months ended September 30, 2010. Average borrowings decreased $32,711,000 to $38,933,000 for the three months ended September 30, 2011 compared to $68,644,000 for the three months ended September 30, 2010. Average borrowings decreased $24,714,000 to $46,872,000 for the nine months ended September 30, 2011 compared to $71,586,000 for the nine months ended September 30, 2010. The decrease in average other borrowed money during 2011 compared to 2010 reflects a net decrease in Federal Home Loan Bank advances. See the Liquidity Management section below for further discussion.

Rate and volume analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30, 2011 vs. 2010			Nine Months Ended September 30, 2011 vs. 2010
		Change due to			Change due to
(Dollars In thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(182)	$(133)	$(49)	$(701)	$(619)	$(82)
Real estate construction - residential	(100)	(134)	34	(261)	(360)	99
Real estate construction - commercial	(217)	(307)	90	(482)	(796)	314
Real estate mortgage - residential	(223)	(157)	(66)	(885)	(919)	34
Real estate mortgage - commercial	(556)	(243)	(313)	(1,573)	(531)	(1,042)
Consumer	(107)	(85)	(22)	(462)	(296)	(166)
Investment securities:
U.S. treasury	3	4	(1)	11	12	(1)
Government sponsored entities	(3)	70	(73)	31	303	(272)
Asset backed securities	178	277	(99)	458	749	(291)
State and municipal(2)	(28)	1	(29)	(153)	(48)	(105)
Restricted Investments	3	(9)	12	2	(22)	24
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	(20)	(13)	(7)	(24)	(26)	2

Total interest income	(1,252)	(729)	(523)	(4,039)	(2,553)	(1,486)

Interest expense:
NOW accounts	(14)	8	(22)	(13)	33	(46)
Savings	(3)	4	(7)	3	14	(11)
Money market	(108)	(20)	(88)	(369)	(67)	(302)
Time deposits of 100,000 and over	(192)	35	(227)	(660)	(37)	(623)
Other time deposits	(515)	(150)	(365)	(1,623)	(430)	(1,193)
Federal funds purchased and securities sold under agreements to repurchase	(7)	(4)	(3)	(20)	(8)	(12)
Subordinated notes	(31)	—	(31)	(237)	—	(237)
Other borrowed money	(316)	(213)	(103)	(857)	(541)	(316)

Total interest expense	(1,186)	(340)	(846)	(3,776)	(1,036)	(2,740)

Net interest income on a fully taxable equivalent basis	$(66)	$(389)	$323	$(263)	$(1,517)	$1,254

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 35%, net of nondeductible interest expense. Such adjustments totaled $149,000 and $161,000 for the three months ended September 30, 2011 and 2010, respectively, and $461,000 and $507,000 for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income.

Net interest income on a fully taxable equivalent basis decreased $66,000, or 0.6%, and 263,000, or 0.8%, to $10,953,000 and $32,528,000 for the three and nine months ended September 30, 2011, respectively, compared to $11,019,000 and $32,791,000 for the three and nine months ended September 30, 2010, respectively. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased from 3.81% for the three months ended September 30, 2010 to 3.98% for the three months ended September 30, 2011 and increased from 3.77% to 3.92% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011, respectively. Our Company’s net interest spread increased to 3.80% for the three months ended September 30, 2011 from 3.58% for the three months ended September 30, 2010 and increased to 3.74% for the nine months ended September 30, 2011 compared to 3.53% for the nine months ended September 30, 2010.

While our Company was able to decrease the rate paid on interest bearing liabilities to 1.12% and 1.21% for the three and nine months ended September 30, 2011, respectively, from 1.53% and 1.65% for the three and nine months ended September 30, 2010, respectively, these decreases were partially offset by the decrease in the rates earned on interest bearing assets from 5.11% and 5.18% for the three and nine months ended September 30, 2010, respectively, to 4.92% and 4.95% for the three and nine months ended September 30, 2011, respectively.

Non-interest Income and Expense

Non-interest income for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,446	$1,427	$19	1.3%	$4,176	$4,150	$26	0.6%
Trust department income	209	187	22	11.8	633	567	66	11.6
Gain on sales of mortgage loans, net	431	1,011	(580)	(57.4)	894	1,533	(639)	(41.7)
Other	271	285	(14)	(4.9)	885	1,116	(231)	(20.7)

Total non-interest income	$2,357	$2,910	$(553)	(19.0)%	$6,588	$7,366	$(778)	(10.6)%

Non-interest income as a % of total revenue *	17.9%	21.1%			17.0%	18.6%
Total revenue per full time equivalent employee	$39.6	$40.1			$116.4	$115.6

*	Total revenue is calculated as net interest income plus non-interest income

Noninterest income decreased $553,000 or 19.0% to $2,357,000 for the three months ended September 30, 2011 compared to $2,910,000 for the three months ended September 30, 2010. The decrease was primarily the result of a $580,000 decrease in the gains on sales of mortgage loans. Our Company’s loans sold decreased from $47,409,000 during the three months ended September 30, 2010 to $22,543,000 during the three months ended September 30, 2011. A decrease in refinancing activity impacted both the volume of loans sold and gains recognized.

Noninterest income decreased $778,000 or 10.6% to $6,588,000 for the nine months ended September 30, 2011 compared to $7,366,000 for the nine months ended September 30, 2010. The decrease was primarily the result of a $639,000 decrease in the gains on sales of mortgage loans, and a $231,000 decrease in other income. Refinancing activity began to decline during the second quarter of 2011 and then slightly recovered during the third quarter of 2011 due to attractive rates. Our Company’s loans sold decreased from $69,280,000 during the nine months ended September 30, 2010 to $43,785,000 during the nine months ended September 30, 2011. As mentioned above, this decrease in 2011 refinancing activity in comparison to 2010 impacted both the volume of loans sold and gains recognized. Other income decreased primarily due to a $60,000 decrease in rents received from foreclosed properties and a $167,000 non-material correction to credit card income during the nine months ended September 30, 2010.

Our Company was servicing $301,999,000 of mortgage loans at September 30, 2011 compared to $298,325,000 at December 31, 2010, and $285,887,000 at September 30, 2010. Our Company had no sales of debt securities during the three and nine months ended September 30, 2011 and 2010.

Non-interest expense for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Non-interest Expense
Salaries	$3,434	$3,369	$65	1.9%	$10,260	$10,440	$(180)	(1.7)%
Employee benefits	1,071	887	184	20.7	3,256	3,024	232	7.7
Occupancy expense, net	735	655	80	12.2	1,958	1,881	77	4.1
Furniture and equipment expense	468	473	(5)	(1.1)	1,483	1,499	(16)	(1.1)
FDIC insurance assessment	254	443	(189)	(42.7)	1,130	1,288	(158)	(12.3)
Legal, examination, and professional fees	286	349	(63)	(18.1)	1,083	932	151	16.2
Advertising and promotion	272	311	(39)	(12.5)	774	886	(112)	(12.6)
Postage, printing, and supplies	271	300	(29)	(9.7)	836	875	(39)	(4.5)
Processing expense	787	854	(67)	(7.8)	2,422	2,561	(139)	(5.4)
Other real estate expense	524	882	(358)	(40.6)	1,564	2,895	(1,331)	(46.0)
Other	823	843	(20)	(2.4)	2,545	2,535	10	0.4

Total non-interest expense	$8,925	$9,366	$(441)	(4.7)%	$27,311	$28,816	$(1,505)	(5.2)%

Efficiency ratio*	67.8%	68.0%			70.7%	72.7%
Salaries and benefits as a % of total non-interest expense *	50.5%	45.4%			49.5%	46.7%
Number of full-time equivalent employees	332	343			332	343

Noninterest expense decreased $441,000, or 4.7%, to $8,925,000 for the three months ended September 30, 2011 compared to $9,336,000 for the three months ended September 30, 2010. The decrease primarily resulted from a $358,000, or 40.6%, decrease in other real estate expenses, and an $189,000, or 42.7%, decrease in FDIC insurance assessment, partially offset by an $184,000, or 20.7%, increase in employee benefit expenses for the three months ended September 30, 2011. Our Company recorded $360,000 in impairment losses on foreclosed property included in other real estate expenses during the three months ended September 30, 2010. In December of 2010, our company established an allowance for other real estate owned for estimated impaired losses on foreclosed properties. A $220,000 provision for other real estate owned, included in other real estate expense, was recorded for these estimated impaired losses during the three months ended September 30, 2011. Our Company recognized $40,000 in gains on the sales of foreclosed properties during the three months ended September 30, 2011 in comparison to $283,000 in losses during the three months ended September 30, 2010. Other expenses on foreclosed properties also increased from $177,000 during the three months ended September 30, 2010 compared to $316,000 during the three months ended September 30, 2011. The decrease in FDIC assessments was due to amendments made by the FDIC to implement revisions to the Federal Deposit Insurance Act made by the Dodd –Frank Wall Street Reform and Consumer Protection Act. The three months ended September 30, 2011 reflect a new assessment base (using assets and tier one capital in the assessment calculation) effective on our Company’s June assessment paid in September. The increase in employee benefits was primarily due to a $28,000 increase in medical insurance expenses and a $134,000 increase in the estimated profit-sharing contribution.

Noninterest expense decreased $1,505,000, or 5.2%, to $27,311,000 for the nine months ended September 30, 2011 compared to $28,816,000 for the nine months ended September 30, 2010. The decrease primarily resulted from a $1,331,000, or 46.0%, decrease in other real estate expenses, a $158,000, or 12.3%, decrease in FDIC insurance assessment and an $180,000, or 1.7%, decrease in salary expense. This decrease was partially offset by a $232,000, or 7.7%, increase in employee benefits expenses and a $151,000, or 16.2% increase in legal, examination, and professional expenses. Our Company recorded $1,595,000 in impairment losses on foreclosed property during the nine months ended September 30, 2010 in comparison to a $661,000 provision for other real estate owned, included in other real estate expense, for estimated impaired losses on foreclosed properties during the nine months ended September 30, 2011. Our Company recognized $29,000 in losses on the sales of foreclosed properties during the nine months ended September 30, 2011 in comparison to $347,000 in losses during the nine months ended September 30, 2010. Other expenses on foreclosed properties also decreased from $888,000 during the nine months ended September 30, 2010 compared to $773,000 during the nine months ended September 30, 2011. A decrease in the number of employees during the nine months ended September 30, 2011 resulted in a decrease in overall salary expense compared to the nine months ended September 30, 2010. Stock option compensation expense, included in salary expense, also decreased $22,000 to $46,000 during the nine months ended September 30, 2011 compared to $68,000 during the nine months ended September 30, 2010. As mentioned above, the decrease in FDIC assessments was due to amendments made by the FDIC to implement revisions to the Federal Deposit Insurance Act made by the Dodd –Frank Wall Street Reform and Consumer Protection Act. The nine months ended September 30, 2011 reflect a new assessment base (using assets and tier one capital in the assessment calculation) effective on our Company’s June assessment paid in September. The increase in employee benefits was primarily due to a $107,000 increase in medical insurance expenses and a $100,000 increase in the estimated profit-sharing contribution. The increase in legal, examination, and professional fees was primarily due to a $221,000 increase in consulting fees due to a human resource best practices and profitability consulting project.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.7% and 32.3% for the three and nine months ended September 30, 2011 compared to 27.2% and 27.6% for the three and nine months ended September 30, 2010, respectively. The higher effective tax rate for the three and nine months ended September 30, 2011 reflects a decrease in tax-exempt income as a percentage of total taxable income.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 71.6% of total assets as of September 30, 2011 compared to 73.7% as of December 31, 2010.

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

A summary of loans, by major class within our Company’s loan portfolio as of the dates indicated are as follows:

(In thousands)	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial, financial, and agricultural	$126,065	14.8%	$131,382	14.6%
Real estate construction - residential	29,130	3.4	31,834	3.5
Real estate construction - commercial	46,039	5.4	56,053	6.2
Real estate mortgage - residential	204,667	24.1	207,835	23.1
Real estate mortgage - commercial	413,682	48.7	439,069	48.9
Installment loans to individuals	30,038	3.5	32,132	3.6
Deferred fees and costs, net	180	—	167	—

Total loans	$849,801	100.0%	$898,472	100%

Our Company’s loan portfolio decreased $48,671,000, or 5.4% from December 31, 2010 to September 30, 2011, primarily due to repayments, charge-offs and transfers to other real estate owned. Due to reduced loan demand during the first nine months of 2011 loan repayments exceeded new originations. This decrease was seen throughout our Company’s loan portfolio. Gross loans charged-off of $8,268,000 and $9,996,000 of assets transferred from loans to other real estate owned and repossessed assets contributed to this decline.

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

Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the first nine months of 2011 our Company sold $22,543,000 of loans to investors. At September 30, 2011 our Company was servicing approximately $301,999,000 of loans sold to the secondary market.

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

Provision and Allowance for Loan Losses

The provision for loan losses decreased $440,000 or 18.0% to $2,010,000 for the three months ended September 30, 2011 compared to $2,450,000 for the three months ended September 30, 2010 and decreased $1,461,000 or 20.6% to $5,643,000 for the nine months ended September 30, 2011 compared to $7,105,000 for the nine months ended September 30, 2010.

The current economy has contributed to the deterioration of collateral values. The economic downturn and elevated unemployment rates in our market area have impaired the ability for certain of our customers to make payments on our loans in accordance with contractual terms.

Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level adequate to cover probable losses in the loan portfolio. The allowance for loan losses decreased to $12,690,000 or 1.5% of loans outstanding at September 30, 2011 compared to $14,565,000 or 1.6% of loans outstanding at December 31, 2010. Charge offs taken during the first nine months of 2011 and 2010 contributed to the decrease in the allowance for loan losses without being fully offset by new provisions as our Company works through its problem loans.

The following table summarizes loan loss experience for the years indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Analysis of allowance for loan losses:
Balance beginning of year	$13,863	$12,231	$14,565	$14,797
Net loan charge-offs:
Commercial, financial, and agricultural	1,273	333	2,077	1,437
Real estate construction - residential	309	(1)	1,794	259
Real estate construction - commercial	512	—	262	101
Real estate mortgage - residential	192	306	1,657	3,625
Real estate mortgage - commercial	844	37	1,556	2,374
Installment loans to individuals	53	53	172	153

Total net charge-offs	3,183	728	7,518	7,949

Provision for loan losses	2,010	2,450	5,643	7,105

Balance at September 30,	$12,690	$13,953	$12,690	$13,953

As shown in the table above, our Company experienced net loan charge-offs of $3,183,000 for the three months ended September 30, 2011 compared to $728,000 for the three months ended September 30, 2010. The $2,455,000 net increase was primarily due to a $940,000 increase in net charge offs on commercial, financial, and agricultural loans, a $310,000 increase in net charge offs on real estate construction – residential properties, a $512,000 increase in net charge offs on real estate construction – commercial properties, and a $807,000 increase in real estate mortgage – commercial properties from September 30, 2010 to September 30, 2011, respectively. The increase in net charge-offs for the three months ended September 30, 2011 was primarily due to eight significant charge-offs, totaling $3,091,000, taken during the three months ended September 30, 2011 to reflect current collateral values.

As shown in the table above, our Company experienced net loan charge-offs of $7,518,000 for the nine months ended September 30, 2011 compared to $7,949,000 for the nine months ended September 30, 2010. The $431,000 net decrease was primarily due to a $1,968,000 decrease in net charge offs on real estate mortgage – residential properties, and a $818,000 decrease in real estate mortgage – commercial properties, partially offset by a $1,535,000 increase in net charge offs on real estate construction – residential properties from September 30, 2010 to September 30, 2011, respectively. Net charge-offs for the nine months ended September 30, 2011 continue to include significant write-downs taken on foreclosed properties to reflect current collateral values as compared to the nine months ended September 30, 2010. The decrease in real estate mortgage charge-offs related to two significant loan relationships collateralized by section eight properties. The increase in real estate construction – residential net charge-offs for the nine months ended September 30, 2011 was primarily due to charge offs taken on two credits that management had specifically reserved $2,000,000 as of December 31, 2010. Since these two credits were fully reserved as of December 31, 2010, no additional provision for these credits was required during the first nine months of 2011, and as a result, total net charge-offs exceeded the provision for loan losses during the nine months ended September 30, 2011. The ratio of annualized total net loan charge-offs to total average loans was 0.86% at September 30, 2011 compared to 1.63% at December 31, 2010.

Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $53,860,000 or 6.34% of total loans at September 30, 2011 compared to $56,303,000 or 6.27% of total loans at December 31, 2010.

The following table summarizes our Company’s nonperforming assets at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Nonaccrual loans:
Commercial, financial, and agricultural	$1,905	$3,532
Real estate construction - residential	650	3,586
Real estate construction - commercial	7,232	10,067
Real estate mortgage - residential	3,857	5,672
Real estate mortgage - commercial	32,849	27,604
Installment loans to individuals	168	126

Total nonaccrual loans	46,661	50,587

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	3	—
Real estate mortgage - residential	23	—
Real estate mortgage - commercial	142	—
Installment loans to individuals	9	33

Total loans contractually past - due 90 days or more and still accruing	177	33

Troubled debt restructurings - accruing	7,022	5,683

Total nonperforming loans	53,860	56,303
Other real estate	17,746	13,393
Repossessions	321	616

Total nonperforming assets	$71,927	$70,312

Loans	$849,801	$898,472
Allowance for loan losses to loans	1.49%	1.62
Nonperforming loans to loans	6.34%	6.27
Allowance for loan losses to nonperforming loans	23.56%	25.87
Nonperforming assets to loans and foreclosed assets	8.29%	7.71

It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on non-accrual loans, which would have been recorded under the original terms of the loans, was approximately $1,751,000 and $1,874,000 for the nine months ended September 30, 2011 and 2010, respectively. Approximately $40,000 and $11,000 was actually recorded as interest income on such loans for the nine months ended September 30, 2011 and 2010, respectively.

Total non-accrual loans at September 30, 2011 decreased $3,926,000 from December 31, 2010. The overall decrease from December 31, 2010 consisted of a $1,627,000 decrease in the commercial, financial, and agricultural non-accrual loans, a $2,936,000 decrease in real estate construction – residential non-accrual loans, a $2,835,000 decrease in real estate construction – commercial non-accrual loans, a $1,815,000 decrease in real estate mortgage – residential non-accrual loans, and was partially offset by a $5,245,000 increase in real estate mortgage – commercial non-accrual loans. The decreases primarily resulted from the foreclosure of several loans totaling $10,945,000 in non-accrual status. Loan charge-offs resulted in an additional decline of approximately $6,543,000. The increase in real estate mortgage – commercial non-accrual loans resulted primarily from five significant loan relationships totaling $9,323,000 which were put on non-accrual status during 2011. At September 30, 2011, real estate mortgage commercial non-accrual loans made up 70% of total non-accrual loans.

Loans past due 90 days and still accruing interest increased $144,000 from $33,000 at December 31, 2010 to $177,000 at September 30, 2011. Foreclosed real estate and other repossessions increased $4,488,000 from $14,009,000 at December 31, 2010 to $18,497,000 at September 30, 2011 primarily due to construction and land real estate foreclosures and real estate mortgage – commercial foreclosures as mentioned above.

At September 30, 2011, loans classified as troubled debt restructurings (TDRs) totaled $33,694,000, of which $26,672,000 was on non-accrual status and $7,022,000 was on accrual status. At December 31, 2010, loans classified as TDR totaled $22,080,000, of which $16,397,000 was on non-accrual status and $5,683,000 was on accrual status. Current economic conditions continue to negatively impact our borrowers’ ability to keep their debt payments current.

The following table summarizes our Company’s TDR’s at the dates indicated:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Accruing TDRs
Commercial, financial and agricultural	8	$2,062	$119	3	$128	$20
Real estate construction - commercial	—	—	—	1	1,716	95
Real estate mortgage - residential	21	2,459	45	20	2,364	82
Real estate mortgage - commercial	5	2,501	25	4	1,475	14

Total	34	$7,022	$189	28	$5,683	$211

TDRs - Non-accruals
Commercial, financial and agricultural	2	$85	$53	5	$871.00	$76
Real estate construction - commercial	5	5,548	—	2	1,210	—
Real estate mortgage - residential	6	1,158	79	6	1,092	67
Real estate mortgage - commercial	16	19,881	1,960	5	13,224	1,005

Total	29	$26,672	$2,092	18	$16,397	$1,148

Total TDRs	63	$33,694	$2,281	46	$22,080	$1,359

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

The unallocated portion of the allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the asset-specific component and the expected loss component discussed above. The evaluation of inherent loss with respect to these qualitative conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. Conditions evaluated in connection with the unallocated portion of the allowance include general economic and business conditions affecting our key lending areas, credit quality trends (including trends in substandard loans expected to result from existing conditions), collateral values, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of our internal loan review department. Management believes that based on detailed analysis of each credit risk inherent to our loan portfolio and the value of any associated collateral, that the allowance for loan losses at September 30, 2011 is adequate to cover probable losses.

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

The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$1,822	$2,931
Real estate construction - residential	961	2,067
Real estate construction - commercial	1,308	1,339
Real estate mortgage - residential	2,789	3,922
Real estate mortgage - commercial	5,543	3,458
Installment loans to individuals	265	231
Unallocated	2	617

Total	$12,690	$14,565

Our Company’s allowance for loan losses decreased $1,875,000 from December 31, 2010 to September 30, 2011. The overall decline of the allowance for loan losses primarily consisted of a $1,109,000 decrease in the allocation for commercial, financial, and agricultural loans, a $1,106,000 decrease in the allocation of real estate construction – residential loans, a $1,133,000 decrease in the allocation for real estate mortgage – residential loans, and was partially offset by a $2,085,000 increase in the allocation for real estate mortgage – commercial loans. The increase in the levels of charge offs has contributed to the decrease in the ratio of allowance for loan losses to nonperforming loans from 25.87% at December 31, 2010 to 23.56% at September 30, 2011. As mentioned above, management charged off approximately $2,000,000 of loans during the first quarter of 2011 that were fully reserved as of December 31, 2010. As a result, the allowance for loan losses to loans outstanding declined from 1.62% at December 31, 2010 to 1.49% at September 30, 2011.

At September 30, 2011, management determined that $12,688,000 of the $12,690,000 total allowance for loan comprised of the asset-specific and expected loss components and $2,000 was unallocated. This is compared to $13,948,000 of the $14,565,000 total allowance for loan losses allocated to the asset-specific and expected loss components and $617,000 that was unallocated at December 31, 2010. The increase in the portion of the allowance for loan losses related to non asset-specific reserves is the result of management analyzing and assessing this portion of the allowance for loan losses on a detailed level by homogeneous loan categories for loans not considered impaired. Such analysis measured reserve requirements based on historical loss experiences of loans in those individual categories. Such reserve methodology considers the loss experience for certain types of loans and loan grades for the past thirteen quarters.

The following table is a summary of the general and specific allocations within the allowance for loan losses:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Allocation of allowance for loan losses:
Specific reserve allocation for impaired loans	$3,933	$6,376
General reserve allocation for all other non-impaired loans	8,757	8,189

Total	$12,690	$14,565

Management has established procedures that result in specific allowance allocations for any estimated incurred probable loss. For loans not considered impaired, a general allowance allocation is computed using factors developed over time based on actual loss experience. The specific and general allocations represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

The asset-specific reserve component of our allowance for loan losses at September 30, 2011 was determined by using fair values of the underlying collateral through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. The expected loss component of our allowance for loan losses at September 30, 2011 was determined by calculating historical loss percentages for various loan categories over the previous thirteen quarters. Management determined that the previous thirteen quarters were reflective of the loss characteristics of our Company’s loan portfolio during the recent economic downturn. Management realizes there are inherent weaknesses in relying solely on historical loss percentages and also considers qualitative factors in determining the allowance for loan losses. Prior to

September 30, 2011, qualitative factors, internally and externally not directly related to the asset-specific component and the expected loss component, were considered within the unallocated portion of the reserve. Internal factors management considers consist of underwriting standards, nature and volume of loans, lending staff experience, volume and severity of delinquencies and classified loans, loan review quality, value of underlying collateral, and concentrations of credit. Management also considers external factors such as economic conditions, market segments, regulatory and legal considerations, and competition. Beginning with the September 30, 2011 analysis, management elected to further refine the methodology by distributing the previous quarter’s unallocated reserve throughout the call report classes of loans by adding qualitative adjustments in addition to the historical loss rate applied to determine the expected probable loss requirement for the current portfolio.

At September 30, 2011, the asset-specific reserve component decreased $2,443,000 due to a comparable decrease in the volume of impaired loans as well as the charge-off of two credits during the first quarter of 2011 that management had specifically reserved approximately $2,000,000 as of December 31, 2010. During the same period, the general reserve component increased from $8,189,000 at December 31, 2010 to $8,757,000 at September 30, 2011 due to usage of a historical loss experience and qualitative measures reflective of our Company’s loss characteristics.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2011, $3,933,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $53,683,000 compared to $6,376,000 of our Company’s allowance for loan losses allocated to impaired loans totaling approximately $56,271,000 at December 31, 2010. Based upon detailed analysis of all impaired loans, management has determined that $27,508,000, or 51%, of impaired loans require no reserve allocation at September 30, 2011 compared to $26,038,000, or 46%, at December 31, 2010.

As of September 30, 2011 and December 31, 2010 approximately $14,233,000 and $19,239,000, respectively, of loans not included in the nonaccrual table above or identified by management as being impaired were classified by management as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. The $5,006,000 decrease in classified loans primarily resulted from five significant loan relationships totaling $9,300,000 that are now included in the impaired totals. Several borrowers are continuing to experience cash flow problems and as well as some deterioration in collateral value. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2011 and December 31, 2010.

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

Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and securities purchased under agreements to resell, and excess reserves held at the Federal Reserve as follows:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Federal funds sold	$75	$126
Federal Reserve - excess reserves	21,101	29,286
Available for sale investments securities	205,446	178,978

Total	$226,622	$208,390

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $205,446,000 at September 30, 2011 and included an unrealized net gain of $6,011,000. The portfolio includes maturities of approximately $7,360,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base.

Our Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchased lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law.

At September 30, 2011 and December 31, 2010, total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$1,828	$3,262
Federal funds purchased and repurchase agreements	54,239	45,929
Other deposits	103,940	98,908

Total pledged, at fair value	$160,007	$148,099

At September 30, 2011 and December 31, 2010, our Company’s unpledged securities in the available for sale portfolio totaled approximately $45,439,000 and $30,879,000, respectively.

Liquidity is also available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At September 30, 2011, such deposits totaled $532,829,000 and represented 55.9% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $420,120,000 at September 30, 2011. These accounts are normally considered more volatile and higher costing representing 44.1% of total deposits at September 30, 2011.

	September 30,	December 31,
(dollars in thousands)	2011	2010
Core deposit base:
Non-interest bearing demand	$157,184	$137,750
Interest checking	160,293	160,225
Savings and money market	215,352	218,912

Total	$532,829	$516,887

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

	September 30,	December 31,
(dollars in thousands)	2011	2010
Borrowings:
Securities sold under agreements to repurchase	$26,197	$30,068
FHLB advances	28,492	66,986
Subordinated notes	49,486	49,486

Total	$104,175	$146,540

Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of September 30, 2011, under agreements with these unaffiliated banks, the Bank may borrow up to $15,000,000 in federal funds on an unsecured basis and $21,251,000 on a secured basis. There were no federal funds purchased outstanding at September 30, 2011. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At September 30, 2011 there was $26,197,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2011. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2011, the Bank had $28,492,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at September 30, 2011:

(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines
Advance equivalent	$263,042	$1,791	$34,460
Advances outstanding	(28,491)	—	—
Letters of credit issued	(206)	—	—

Total available borrowing lines	$234,345	$1,791	$34,460

At September 30, 2011, loans with a market value of $434,324,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2011, investments with a market value of $26,352,000 were pledged to secure federal funds purchased lines and borrowing capacity at the Federal Reserve Bank.

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

Cash and cash equivalents were $41,381,000 at September 30, 2011 compared to $50,980,000 at December 31, 2010. The $9,598,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2011. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $13,993,000 for the nine months ended September 30, 2011.

Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio provided total cash of $14,294,000. The cash inflow primarily consisted of $32,623,000 decrease in the loan portfolio, $70,314,000 in proceeds from maturities, calls, and pay-downs of investment securities, and $5,058,000 in proceeds from sales of other real estate owned and repossessions, partially offset by $93,071,000 of purchases of investment securities.

Financing activities used total cash of $37,885,000, resulting primarily from $38,494,000 of repayments of FHLB advances, a decrease of $3,871,000 of federal funds purchased and securities sold under agreements to repurchase, and a $13,148,000 decrease in time deposits and interest-bearing transaction account, partially offset by a net $19,434,000 increase in demand deposits and interest-bearing transaction accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2011.

In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. Our Company had $162,024,000 in unused loan commitments and standby letters of credit as of September 30, 2011. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. During the nine months ended September 30, 2011 and 2010, respectively, our Company paid cash dividends to its common and preferred shareholders totaling $1,806,000 and $2,296,000. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. For the nine months ended September 30, 2011 the Bank declared and paid $3,000,000 to our Company. For the nine months ended September 30, 2010, the Bank did not declare or pay dividends. At September 30, 2011 and December 31, 2010, our Company had cash and cash equivalents totaling $13,750,000 and $12,449,000, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require our Company and our Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of September 30, 2011 and December 31, 2010, our Company and our Bank each met all capital adequacy requirements to which they were subject.

	Actual		Minimum Capital requirements		Well-Capitalized Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital (to risk-weighted assets):
Company	$161,432	18.02%	$71,658	8.00%	—	—
Hawthorn Bank	132,884	15.11	70,377	8.00	$87,972	10.00%

Tier I capital (to risk-weighted assets):
Company	$136,493	15.24	$35,829	4.00%	—	—
Hawthorn Bank	121,872	13.85	35,189	4.00	$52,783	6.00%

Tier I capital (to adjusted average assets):
Company	$136,493	11.60	$35,304	3.00%	—	—
Hawthorn Bank	121,872	10.56	34,631	3.00	$57,718	5.00%

December 31, 2010
Total capital (to risk-weighted assets):
Company	$159,510	17.05%	$74,863	8.00%	—	—
Hawthorn Bank	130,361	14.18	73,548	8.00	$91,834	10.00%

Tier I capital (to risk-weighted assets):
Company	$133,349	14.25	$37,431	4.00%	—	—
Hawthorn Bank	118,837	12.93	36,774	4.00	$55,161	6.00%

Tier I capital (to adjusted average assets):
Company	$133,349	11.00	$36,360	3.00%	—	—
Hawthorn Bank	118,837	9.99	35,685	3.00	$59,475	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the nine months ended September 30, 2011 our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2011:

(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5 years or no stated Maturity	Total
ASSETS
Investment securities	$48,687	$20,508	$47,384	$21,015	$25,357	$42,495	$205,446
Interest-bearing deposits	21,426	—	—	—	—	—	21,426
Other restricted investments	4,389	—	—	—	—	—	4,389
Federal funds sold and securities purchased under agreements to resell	75	—	—	—	—	—	75
Loans	460,401	171,811	139,500	22,042	31,585	24,462	849,801

Total	$534,978	$192,319	$186,884	$43,057	$56,942	$66,957	$1,081,137

LIABILITIES
Savings, Now deposits	$—	$—	$152,666	$—	$—	$—	$152,666
Rewards checking, Super Now, money market deposits	223,416					—	223,416
Time deposits	270,953	95,180	33,982	8,422	11,146	—	419,683
Federal funds purchased and securities sold under agreements to repurchase	26,197	—	—	—	—	—	26,197
Subordinated notes	49,486	—	—	—	—	—	49,486
Other borrowed money	10,281	18,202	8	—	—	—	28,491

Total	$580,333	$113,382	$186,656	$8,422	$11,146	$—	$899,939

Interest-sensitivity GAP
Periodic GAP	$(45,355)	$78,937	$228	$34,635	$45,796	$66,957	$181,198

Cumulative GAP	$(45,355)	$33,582	$33,810	$68,445	$114,241	$181,198	$181,198

Ratio of interest-earnings assets to interest-bearing liabilities
Periodic GAP	0.92	1.70	1.00	5.11	5.11	NM	1.20
Cumulative GAP	0.92	1.05	1.04	1.08	1.13	1.20	1.20

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on our Company’s operations for the period ended September 30, 2011.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2011. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments of ASU 2011-05 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 is not expected to have a material impact on our Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011.The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on our Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide a creditor additional guidance in determining whether a restructuring constitutes a troubled debt restructuring by concluding that both the following conditions exist (1) a creditor has granted a concession, and (2) the borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 is for our Company’s reporting period ending September 30, 2011 and requires retrospective application to all restructurings occurring during 2011 along with additional required disclosures. The interim disclosures required by this update are reported in the notes to our Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 – Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period are effective for annual periods ending on or after December 15, 2010. The disclosures about activity that occur during a reporting period are effective for annual reporting periods beginning on or after December 15, 2010. The interim disclosures required by this update are reported in the notes to our Company’s consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Note 14, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

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

HAWTHORN BANCSHARES, INC.

Date
/s/ David T. Turner
November 14, 2011	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Richard G. Rose
November 14, 2011	Richard G. Rose, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2011 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	60

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	61

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	62

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	63

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)	*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
**	Incorporated by reference.