Form 10-K
period 2011-12-31
HAWTHORN BANCSHARES, INC.
filed 2012-03-30
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-23636

HAWTHORN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1626350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Southwest Longview Boulevard, Lee’s Summit, Missouri 64081

(Address of principal executive offices) (Zip Code)

(816) 347-8100

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 3,917,208 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $7.67 closing price of such common equity on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $30,044,985. Aggregate market value excludes an aggregate of 735,786 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 30, 2012, the registrant had 4,814,852 shares of common stock, par value $1.00 per share, issued and 4,652,994 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2011 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

Employees

As of December 31, 2011, Hawthorn and its subsidiaries had approximately 310 full-time and 55 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and our Company considers its employee relations to be satisfactory.

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

Our Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Clinton, Lee’s Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Henry, Cass, Benton and Greene counties of Missouri. Hawthorn Bank’s principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the second largest (in terms of deposits) of the thirteen banks within Cole county, the largest (in terms of deposits) of the nine banks within Henry county, the third largest (in terms of deposits) of the eighteen banks within Cass county, and the largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank’s trust services is from other commercial banks, including those of the Kansas City metropolitan area.

Regulation Applicable to Bank Holding Companies

General. As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the “BHC Act”) and the Gramm-Leach-Bliley Act (the “GLB Act”), Hawthorn is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of our Bank, not the shareholders of Hawthorn. Hawthorn also is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Hawthorn and its subsidiaries, the preparation and certification of the Hawthorn’s consolidated financial statements, the duties of Hawthorn’s audit committee, relations with and functions performed by Hawthorn’s independent auditors, and various accounting and corporate governance matters.

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

On December 31, 2011, Hawthorn was in compliance with all of the FRB’s capital adequacy guidelines. Hawthorn’s capital ratios on December 31, 2011 are shown below:

Leverage Ratio (3% minimum requirement)	Tier 1 Risk-Based Capital Ratio (4% minimum requirement)	Total Risk-Based Capital Ratio (8% minimum requirement)
11.52%	15.16%	18.03%

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

Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

•

“well-capitalized” if it has a total Tier 1 leverage ratio of 5% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive requiring the bank to adhere to a higher capital ratio);

•

“adequately capitalized” if it has a total Tier 1 leverage ratio of 4% or greater (or a Tier 1 leverage ratio of 3% or greater, if the bank has a Capital adequacy, Asset quality, Management, Liquidity, and Sensitivity to market risk (CAMELS) rating of 1), a Tier 1 risk-based capital ratio of 4% or greater, and a total risk-based capital ratio of 8% or greater;

•

“undercapitalized” if it has a total Tier 1 leverage ratio that is less than 4% (or a Tier 1 leverage ratio that is less than 3%, if the bank has a CAMELS rating of 1), a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based capital ratio that is less than 8%;

•

“significantly undercapitalized” if it has a total Tier 1 leverage ratio that is less than 3%, a Tier 1 risk-based capital ratio that is less than 3% or a total risk-based ratio that is less than 6%; and

•	“critically undercapitalized” if it has a Tier 1 leverage ratio that is equal to or less than 2%.

The federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. On December 31, 2011, our Bank was classified as “well-capitalized,” which is required for Hawthorn to remain a financial holding company. The capital ratios and classifications of our Bank as of December 31, 2011 are shown on the following chart.

Leverage Ratio (5% minimum requirement)	Tier 1 Risk-Based Capital Ratio (6% minimum requirement)	Total Risk-Based Capital Ratio (10% minimum requirement)
10.45%	13.74%	15.00%

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

Payment of Dividends. Our Company’s primary source of funds is dividends from our Bank, and our Bank is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. In addition to the above limitations, our ability to pay dividends on our common stock is limited by our participation in the U.S. Treasury’s Capital Purchase Program (or CPP). If we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock.

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

Changes in Laws and Monetary Policies

Recent Legislation. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the United States Congress. In July 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which enacted substantial changes to the legal framework of the entire financial services industry. The Dodd-Frank Act mandates the passage of numerous rules and regulations by various regulatory agencies over the next few years. It also creates the Consumer Financial Protection Bureau, which will overtake supervision of most providers of consumer financial products and services, and will be empowered to declare acts or practices related to the delivery of a consumer financial product or service to be “unfair, deceptive or abusive.” This law will continue to change banking regulation and the operating environment of Hawthorn in substantial and unpredictable ways. These changes could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Hawthorn cannot predict the impact that the Dodd-Frank Act, and the various regulations issued thereunder will have on its business.

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

Item 1A. Risk Factors.

Risk Factors

We are identifying important risks and uncertainties that could affect our Company’s results of operations, financial condition or business and that could cause them to differ materially from our Company’s historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, our Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below. The risk factors highlighted below are not necessarily the only ones that our Company faces.

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

Interest Rate Changes May Reduce Our Profitability And Our Banking Subsidiary’s. The primary source of earnings for Hawthorn’s banking subsidiary is net interest income. To be profitable, our Bank has to earn more money in interest and fees on loans and other interest-earning assets than it pays as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, the amount of interest our Bank earn on loans and investment securities may decrease more rapidly than the amount of interest our Bank has to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of Hawthorn and its banking subsidiary.

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

The Continuation Of Adverse Market Conditions In The U.S. Economy And The Markets In Which We Operate Could Adversely Impact Our Business. Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued through the first quarter of 2012. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The scope of federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of The Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Due To Our Participation In The Treasury’s Capital Purchase Program, We Are Subject To Several Restrictions Including Restrictions On Our Ability To Declare Or Pay Dividends And Repurchase Our Shares. In December 2008, we elected to participate in the Treasury’s Capital Purchase Program by issuing and selling to the Treasury shares of our Fixed Rate Cumulative Perpetual Preferred Stock and a warrant to purchase shares of our common stock. As a result of this participation, our ability to declare or pay dividends on our common stock is limited. Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu shares if we are in arrears on the dividends on the preferred stock issued to the Treasury. In addition, our ability to repurchase our common stock and other securities is restricted. We are prohibited from repurchasing any common, junior preferred or pari passu shares if we are in arrears on the dividends payable to the Treasury on the preferred stock.

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

Such competition for loans comes principally from:

•	other commercial banks	•	mortgage banking companies

•	savings banks	•	finance companies

•	savings and loan associations	•	credit unions

Competition for deposits comes principally from:

•	other commercial banks	•	brokerage firms

•	savings banks	•	insurance companies

•	savings and loan associations	•	money market mutual funds

•	credit unions	•	mutual funds (such as corporate and government securities funds)

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

We Cannot Predict How Changes In Technology Will Affect Our Business. The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•	telecommunications	•	Internet-based banking

•	data processing	•	telebanking

•	automation	•	debit cards and so-called “smart cards”

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

The table below provides a list of our Bank’s facilities.

Location	Approximate Square Footage		Owned or Leased		Net Book Value at December 31, 2011 (in thousands)
8127 East 171st Street, Belton, MO	13,000		Owned		$2,177
4675 Gretna Road, Branson, MO	11,000		Owned		$1,536
1000 West Buchanan Street, California, MO	2,270		Owned		$424
102 North Second Street, Clinton, MO	11,524		Owned		$1,631
1400 East Ohio Street, Clinton, MO	13,551		Owned		$3,298
1712 East Ohio Street, Clinton, MO (inside a Wal-Mart store)	600		Leased	(1)	N/A
1101 North Highway 13, Collins, MO	1,500		Owned		$24
1110 Club Village Drive, Columbia, MO	5,000		Owned		$1,672
115 South 2nd Street, Drexel, MO	4,000		Owned		$247
100 Plaza Drive, Harrisonville, MO	4,000		Owned		$295
17430 East 39th Street, Independence, MO	4,070		Owned		$713
220 West White Oak, Independence, MO	1,800		Owned		$90
132 East High Street, Jefferson City, MO	34,800		Owned		$3,507
3701 West Truman Blvd, Jefferson City, MO	21,000		Owned		$317
211 West Dunklin Street, Jefferson City, MO	2,400		Owned		$8
800 Eastland Drive, Jefferson City, MO	4,100		Owned		$763
3600 Amazonas Drive, Jefferson City, MO	26,000		Owned		$3,028
300 S.W. Longview Blvd, Lee’s Summit, MO	11,700		Owned		$2,286
335 Chestnut, Osceola, MO	1,580		Owned		$68
500 North Mott Drive, # 103C, Raymore, MO (in the Foxwood Springs Seniors Center)	462		Leased	(2)	N/A
595 VFW Memorial Drive, St. Robert, MO	2,236		Owned		$31
321 West Battlefield, Springfield, MO	12,500	(3)	Owned		$632
200 West Main Street, Warsaw, MO	8,900		Owned		$155
1891 Commercial Drive, Warsaw, MO	11,000		Owned		$1,800
125 South Main, Windsor, MO	3,600		Owned		$286

(1)	The term of this lease began in January 1999 and ends in January 2014.
(2)	The term of this lease can be terminated at any time upon thirty days notice.
(3)	Of the 12,500 square feet of space, 6,600 square feet of space is leased to a non-affiliate.

Management believes that the condition of each of our Bank’s facilities presently is adequate for its business and that such facilities are adequately covered by insurance.

Item 3. Legal Proceedings.

The information required by this Item is set forth in Note 17, Commitments and Contingencies, in our Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of our Company and our former Chief Financial Officer.

Name	Age	Position
David T. Turner	55	Chairman, Chief Executive Officer, President and Director
W. Bruce Phelps	61	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	46	Senior Vice President and Secretary
Richard G. Rose	60	Former Chief Financial Officer

The business experience of the executive officers of our Company, and our former Chief Financial Officer, for the last five years is as follows:

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

W. Bruce Phelps has served as Senior Vice President and Chief Financial Officer of our Company since January 2012 and Senior Vice President and Chief Financial Officer of Hawthorn Bank since January 2012. Prior to joining our Company, he served as Controller of Pulaski Bank from 2009 until January 2012. Previously Mr. Phelps served as Principal of WBP Consulting in providing financial consulting and support services for clients in the St. Louis area, and as Chief Financial Officer for Champion Bank, St. Louis, Missouri.

Kathleen L. Bruegenhemke has served as Senior Vice President and Secretary of our Company since November 1997. From January 1992 until November 1997, she served as Internal Auditor of Hawthorn Bank (or of one of its constituent predecessors). Prior to joining our Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the Federal Deposit Insurance Corporation.

Richard G. Rose retired from Chief Financial Officer responsibilities of our Company and Hawthorn Bank on January 30, 2012, but is continuing to serve as Senior Vice President of Hawthorn bank to provide a smooth transition for his replacement. He served as Chief Financial Officer of our Company from June 2007 through January 2012 and as Senior Vice President and Chief Financial Officer of Hawthorn Bank (or of one of its constituent predecessors) from June 2007 through January 2012. Mr. Rose served as Treasurer of our Company from July 1998 through June 2007 and Senior Vice President and Controller of our Bank from July 1998 through June 2007. Prior to joining Hawthorn Bank, he served as Senior Vice President and Controller of the First National Bank of St. Louis from June 1979 until June 1998.

There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in our Company’s 2011 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.

Our Purchases of Equity Securities

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1-31, 2011	—	—	—	$333,038

November 1-30, 2011	—	—	—	$333,038

December 1-31, 2011	—	—	—	$333,038

Total	—	—	—	$333,038

*	On August 22, 2001, our Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of our Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, our Company announced that our board of directors authorized an additional $2,000,000 for the purchase of our Company’s stock through open market transactions. As a result of our participation in the U.S. Treasury’s Capital Purchase Program, however, our ability to redeem, purchase or acquire any shares of our common stock is limited. Specifically, we will not be able to redeem, purchase or acquire any shares of our common stock if we are in arrears in the payment of dividends on the preferred stock issued to the Treasury.

Recent Issuance of Securities

None.

Item 6. Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Selected Consolidated Financial Data” in our Company’s 2011 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Company’s 2011 Annual Report to Shareholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our Company’s exposure to market risk is reviewed on a regular basis by our Bank’s asset/liability committee and board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank’s management include the standard GAP report subject to different rate shock scenarios. At December 31,

2011, the rate shock scenario models indicated that annual net interest income could change by as much as (25.4)% to 36.0% should interest rates rise or fall within 400 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:

(i)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity” in our Company’s 2011 Annual Report to Shareholders; and

(ii)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in our Company’s 2011 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in our Company’s 2011 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control — Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting, as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.

There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hawthorn Bancshares, Inc.:

We have audited Hawthorn Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 30, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s / KPMG LLP

St. Louis, Missouri

March 30, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)	the information under the caption “Item 1: Election of Directors — What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors — Who are this year’s nominees?” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption “Item 1: Election of Directors — What is the business experience of the nominees and of our continuing board members?” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption “Corporate Governance and Board Matters — Consideration of Director Nominees” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption “Corporate Governance and Board Matters — Committees of the Board — Audit Committee” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

Item 11. Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Executive Compensation and Related Matters” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Corporate Governance and Board Matters — Director Compensation” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters — Compensation Committee Interlocks and Insider Participation” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

Our Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	260,274	*	$24.45	681,042	**

Equity compensation plans not approved by security holders	-0-		-0-	-0-

Total	260,274	*	$24.45	681,042	**

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under our Company’s incentive stock option plan.
**	Consists of 231,096 shares available for future issuance under our Company’s incentive stock option plan and 449,946 shares available for future issuance under our Company’s 2007 omnibus incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Related Party Transactions” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors — What is the structure of our board and how often are directors elected?” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters — Committees of the Board” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in our Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

The following consolidated financial statements of our Company and reports of our Company’s independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2011 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.2 to our Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value Common Stock (filed as Exhibit 4 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.1	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to our Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

10.2	Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to our Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

10.3	Letter Agreement dated December 19, 2008 by and between our Company and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms (filed as Exhibit 10.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.4	Form of Waiver of our Company’s Senior Executive Officers (filed as Exhibit 10.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

10.5	Form of Letter Agreement between certain of our Company’s Senior Executive Officers and our Company (filed as Exhibit 10.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

13	Our Company’s 2011 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of our Company (filed as Exhibit 14 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries (filed as Exhibit 21 to our Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Dated: March 30, 2012	By	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Turner and W. Bruce Phelps, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 30, 2012	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

March 30, 2012	/s/ W. Bruce Phelps
W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 30, 2012	/s/ Charles G. Dudenhoeffer, Jr.
Charles G. Dudenhoeffer, Jr., Director

March 30, 2012	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 30, 2012	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 30, 2012	/s/ James E. Smith
James E. Smith, Director

March 30, 2012	/s/ Gus S. Wetzel, II
Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13	Our Company’s 2011 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”).

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.