Form 10-Q
period 2012-03-31
HAWTHORN BANCSHARES, INC.
filed 2012-05-15
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 15, 2012 the registrant had 4,652,994 shares of common stock, par value $1.00 per share, outstanding

Page 1 of 62 pages

Index to Exhibits located on page 56

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unauditied)

	March 31, 2012	December 31, 2011
ASSETS
Loans	$839,939,372	$842,930,548
Allowances for loan losses	(14,640,076)	(13,809,224)

Net loans	825,299,296	829,121,324

Investment in available-for-sale securities, at fair value	229,154,263	213,806,001
Federal funds sold and securities purchased under agreements to resell	75,000	75,000
Cash and due from banks	63,492,273	43,134,530
Premises and equipment—net	37,745,822	37,953,372
Other real estate owned and repossessed assets—net	20,176,910	16,020,023
Accrued interest receivable	4,974,750	5,340,610
Mortgage servicing rights	2,746,606	2,308,377
Intangible assets—net	438,721	542,746
Cash surrender value—life insurance	2,084,638	2,064,452
Other assets	19,792,961	20,794,988

Total assets	$1,205,981,240	$1,171,161,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$166,475,667	$159,186,859
Savings, interest checking and money market	416,250,955	384,598,688
Time deposits $100,000 and over	126,986,466	139,504,648
Other time deposits	283,391,567	274,933,958

Total deposits	993,104,655	958,224,153

Federal funds purchased and securities sold under agreements to repurchase	22,747,919	24,516,277
Subordinated notes	49,486,000	49,486,000
Federal Home Loan Bank advances	28,345,357	28,409,989
Accrued interest payable	1,196,794	1,054,202
Other liabilities	7,266,422	6,895,029

Total liabilities	1,102,147,147	1,068,585,650

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 1,000,000 shares authorized;
Issued 30,255 shares, $1,000 per share liquidation value, net of discount	29,436,835	29,317,716
Common stock, $1 par value
Authorized 15,000,000 shares; issued 4,814,852 shares respectively	4,814,852	4,814,852
Surplus	30,276,747	30,265,992
Retained earnings	41,534,781	40,354,112
Accumulated other comprehensive income, net of tax	1,287,696	1,339,919
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	103,834,093	102,575,773

Total liabilities and stockholders’ equity	$1,205,981,240	$1,171,161,423

See accompanying notes to the consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$11,242,208	$12,087,642
Interest on debt securities:
Taxable	1,116,429	1,154,896
Nontaxable	234,644	275,808
Interest on federal funds sold and securities purchased under agreements to resell	15	37
Interest on interest-bearing deposits	21,273	20,593
Dividends on other securities	31,376	43,700

Total interest income	12,645,945	13,582,676

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	325,434	483,691
Time deposit accounts $100,000 and over	228,666	463,172
Other time deposit accounts	784,005	1,422,802
Interest on federal funds purchased and securities sold under agreements to repurchase	4,689	13,355
Interest on subordinated notes	354,011	319,951
Interest on Federal Home Loan Bank advances	134,379	399,169

Total interest expense	1,831,184	3,102,140

Net interest income	10,814,761	10,480,536
Provision for loan losses	1,700,000	1,750,002

Net interest income after provision for loan losses	9,114,761	8,730,534

NON-INTEREST INCOME
Service charges on deposit accounts	1,248,017	1,310,491
Trust department income	211,831	195,095
Gain on sale of mortgage loans, net	518,644	246,234
Other	(8,196)	300,260

Total non-interest income	1,970,296	2,052,080

NON-INTEREST EXPENSE
Salaries and employee benefits	4,806,248	4,677,073
Occupancy expense, net	646,641	638,364
Furniture and equipment expense	503,123	506,679
FDIC insurance assessment	243,851	478,747
Legal, examination, and professional fees	336,722	490,504
Advertising and promotion	243,827	232,175
Postage, printing, and supplies	263,990	268,707
Processing expense	767,756	822,077
Other real estate expense	580,943	492,433
Other	1,087,069	770,965

Total non-interest expense	9,480,170	9,377,724

Income before income taxes	1,604,887	1,404,890
Income tax (benefit) expense	154,152	451,273

Net income	1,450,735	953,617
Preferred stock dividends	369,783	369,783
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	$961,833	$464,715

Basic earnings per share	$0.21	$0.10
Diluted earnings per share	$0.21	$0.10

See accompanying notes to the consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$1,450,735	$953,617
Other comprehensive income, net of tax
Unrealized (gain) loss on debt securities available-for-sale, net of tax	(78,302)	71,736
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	26,079	11,991

Total other comprehensive (loss) income	(52,223)	83,727

Total comprehensive income	$1,398,512	$1,037,344

See accompanying notes to the consolidated financial statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated		Total
					Other		Stock -
	Preferred	Common		Retained	Comprehensive	Treasury	holders’
	Stock	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2011	$28,841,242	$4,635,891	$28,928,545	$41,857,302	$742,149	$(3,516,818)	$101,488,311

Net income	—	—	—	953,617	—	—	953,617
Other comprehensive income					83,727		83,727
Stock based compensation expense	—	—	21,800	—	—	—	21,800
Accretion of preferred stock discount	119,119	—	—	(119,119)	—	—	—
Cash dividends declared, preferred stock	—	—	—	(378,188)	—	—	(378,188)
Cash dividends declared, common stock	—	—	—	(223,713)	—	—	(223,713)

Balance, March 31, 2011	$28,960,361	$4,635,891	$28,950,345	$42,089,899	$825,876	$(3,516,818)	$101,945,554

Balance, December 31, 2011	$29,317,716	4,814,852	30,265,992	40,354,112	1,339,919	(3,516,818)	$102,575,773

Cumulative effect of change in accounting principle	—	—	—	459,890	—	—	459,890
Balance, January 1, 2012	$29,317,716	$4,814,852	$30,265,992	$40,814,002	$1,339,919	$(3,516,818)	$103,035,663

Net income	—	—	—	1,450,735	—	—	1,450,735
Other comprehensive loss					(52,223)		(52,223)
Stock based compensation expense	—	—	10,755	—	—	—	10,755
Accretion of preferred stock discount	119,119	—	—	(119,119)	—	—	—
Cash dividends declared, preferred stock	—	—	—	(378,187)	—	—	(378,187)
Cash dividends declared, common stock	—	—	—	(232,650)	—	—	(232,650)

Balance, March 31, 2012	$29,436,835	$4,814,852	$30,276,747	$41,534,781	$1,287,696	$(3,516,818)	$103,834,093

See accompanying notes to the consolidated financial statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,450,735	$953,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700,000	1,750,002
Depreciation expense	502,481	484,514
Net amortization (accretion) of debt securities, premiums, and discounts	246,612	232,963
Amortization of intangible assets	104,025	118,026
Stock based compensation expense	10,755	21,800
Change in fair value of mortgage servicing rights	485,268	—
(Gain) loss on sales and dispositions of premises and equipment	(44,352)	667
(Gain) loss on sales and dispositions of other real estate owned and repossessions	(8,162)	33,441
Provision for other real estate owned	253,725	160,665
Decrease in accrued interest receivable	365,860	85,491
Increase in cash surrender value -life insurance	(20,186)	(21,123)
Decrease (increase) in other assets	965,804	(105,155)
Increase in accrued interest payable	142,592	113,106
Increase in other liabilities	362,638	629,040
Origination of mortgage loans for sale	(22,375,789)	(12,000,717)
Proceeds from the sale of mortgage loans	21,814,837	12,048,588
Gain on sale of mortgage loans, net	(518,644)	(246,234)
Decrease in net deferred tax asset	16,673	7,666
Other, net	(155,660)	11,991

Net cash provided by operating activities	5,299,212	4,278,348

Cash flows from investing activities:
Net (increase) decrease in loans	(2,396,052)	16,102,329
Purchase of available-for-sale debt securities	(41,291,389)	(58,387,175)
Proceeds from maturities of available-for-sale debt securities	12,053,151	12,429,161
Proceeds from calls of available-for-sale debt securities	13,515,000	7,278,000
Proceeds from sales of FHLB stock	52,900	674,800
Purchases of premises and equipment	(551,630)	(491,273)
Proceeds from sales of premises and equipment	44,650	27,769
Proceeds from sales of other real estate owned and repossessions	1,195,226	2,563,742

Net cash used by investing activities	(17,378,144)	(19,802,647)

Cash flows from financing activities:
Net increase in demand deposits	7,288,808	4,445,210
Net increase in interest-bearing transaction accounts	31,652,267	22,189,135
Net decrease in time deposits	(4,060,573)	(7,271,281)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,768,358)	(1,022,932)
Repayment of Federal Home Loan Bank advances	(64,632)	(15,164,496)
Cash dividends paid—preferred stock	(378,187)	(378,188)
Cash dividends paid—common stock	(232,650)	(223,702)

Net cash provided by financing activities	32,436,675	2,573,746

Net increase (decrease) in cash and cash equivalents	20,357,743	(12,950,553)
Cash and cash equivalents, beginning of year	43,209,530	50,979,800

Cash and cash equivalents, end of year	$63,567,273	$38,029,247

See accompanying notes to the consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)(unaudited)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,057,284	$2,989,034
Income taxes	$790,000	$—
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$5,597,676	$4,174,551

See accompanying notes to consolidated financial statements.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(1)   Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (our Company) provides a broad range of banking services to individual and corporate customers located within the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. Our Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, our Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of our Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instruction to Form 10-Q, do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Repurchase Agreements In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The provisions of ASU No. 2011-03 modify the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. Our Company adopted the provisions of ASU No. 2011-03 prospectively for transactions or modifications of existing transactions that occurred on or after January 1, 2012. As our Company accounted for all of its repurchase agreements as collateralized financing arrangements prior to the adoption of ASU No. 2011-03, the adoption had no impact on the Company’s Consolidated Financial Statements.

Fair Value Measurements In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs), to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and IFRS. The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. Our Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on our Company’s Consolidated Financial Statements. See Notes 11 and 12 to the Consolidated Financial Statements for the enhanced disclosures required by ASU No. 2011-04.

Other Comprehensive Income In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for periods beginning January 1, 2012 and requires retrospective application. ASU No. 2011-05 was effective for our Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Our Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on our Company’s statements of income and condition.

Stock Dividend On July 1, 2011, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on May 12, 2011. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect this change.

Servicing Financial Assets On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. Consistent with ASC 860-50-35-3d, an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings, as further described in Note 5 to the consolidated financial statements. As such, effective January 1, 2012, the change in the fair value of mortgage servicing rights are recognized in earnings in the period for which the change occurs. The newly adopted accounting principle is preferable in the circumstances because the fair value measurement method will produce financial information and results more directly aligned with the performance of mortgage servicing rights.

The significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the 2011 Annual Report on form 10-K.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)   Loans and Allowance for Loan Losses

A summary of loans, by major class within our Company’s loan portfolio, at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Commercial, financial, and agricultural	$128,455,783	$128,555,173
Real estate construction—residential	19,192,216	30,201,198
Real estate construction—commercial	41,000,720	47,696,759
Real estate mortgage—residential	216,746,331	203,454,204
Real estate mortgage—commercial	406,044,821	402,960,327
Installment and other consumer	28,294,440	29,883,986
Unamortized loan origination fees and costs, net	205,061	178,901

Total loans	$839,939,372	$842,930,548

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles. At March 31, 2012, loans with a carrying value of $428,144,000 were pledged to Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for loan losses

The following is a summary of the allowance for loan losses for the three months ended March 31, 2012 and 2011:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Balance at January 1, 2012	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809
Additions:
Provision for loan losses	867	(493)	(152)	415	1,027	34	2	1,700

Deductions:
Loans charged off	35	—	—	155	862	139	—	1,191
Less recoveries on loans	(86)	(32)	—	(52)	(77)	(75)	—	(322)

Net loans charged off	(51)	(32)	—	103	785	64	—	869

Balance at March 31, 2012	$2,722	$727	$1,410	$3,563	$5,976	$237	$5	$14,640

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Balance at January 1, 2011	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Additions:
Provision for loan losses	93	410	17	227	827	45	131	1,750

Deductions:
Loans charged off	828	1,547	—	1,073	581	109	—	4,138
Less recoveries on loans	(61)	(61)	—	(42)	(5)	(56)	—	(225)

Net loans charged off	767	1,486	—	1,031	576	53	—	3,913

Balance at March 31, 2011	$2,257	$991	$1,356	$3,118	$3,709	$223	$748	$12,402

The following table provides the balance in the allowance for loan losses at March 31, 2012 and December 31, 2011, and the related loan balance by impairment methodology. Loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, troubled debt restructurings, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb credit losses.

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
March 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$1,258	$59	$424	$909	$2,173	$—	$—	$4,823
Collectively evaluated for impairment	1,464	668	986	2,654	3,803	237	5	9,817

Total	$2,722	$727	$1,410	$3,563	$5,976	$237	$5	$14,640

Loans outstanding:
Individually evaluated for	$6,525	$286	$7,652	$6,569	$28,539	$—	$—	$49,571
impairment
Collectively evaluated for impairment	121,931	18,906	33,349	210,177	377,505	28,500	—	790,368

Total	$128,456	$19,192	$41,001	$216,746	$406,044	$28,500	$—	$839,939

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$239	$166	$380	$653	$2,309	$—	$—	$3,747
Collectively evaluated for impairment	1,565	1,022	1,182	2,598	3,425	267	3	10,062

Total	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809

Loans outstanding:
Individually evaluated for	$4,428	$1,147	$7,867	$6,569	$33,440	$—	$—	$53,451
impairment
Collectively evaluated for impairment	124,127	29,054	39,830	196,885	369,520	30,063	—	789,479

Total	$128,555	$30,201	$47,697	$203,454	$402,960	$30,063	$—	$842,930

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Impaired loans

Impaired loans totaled $49,718,355 and $53,619,534 at March 31, 2012 and December 31, 2011 respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings.

The categories of impaired loans at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Non-accrual loans	$42,493,173	$46,402,747
Troubled debt restructurings continuing to accrue interest	7,225,182	7,216,787

Total impaired loans	$49,718,355	$53,619,534

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides additional information about impaired loans at March 31, 2012 and December 31, 2011, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
At March 31, 2012
With no related allowance recorded:
Commercial, financial and
Agricultural	$3,551,263	$3,667,662	$—
Real estate—construction residential	96,838	140,364	—
Real estate—construction commercial	1,427,285	1,724,295	—
Real estate—residential	1,810,433	2,130,471	—
Real estate—commercial	11,773,484	17,802,009	—
Consumer	147,272	156,245	—

Total	$18,806,575	$25,621,046	$—

With an allowance recorded:
Commercial, financial and
Agricultural	$2,973,554	$3,002,756	$1,258,280
Real estate—construction residential	189,473	189,473	59,493
Real estate—construction commercial	6,224,351	6,280,892	423,595
Real estate—residential	4,758,358	4,862,097	909,000
Real estate—commercial	16,766,044	17,815,485	2,172,734

Total	$30,911,780	$32,150,703	$4,823,102

Total impaired loans	$49,718,355	$57,771,749	$4,823,102

At December 31, 2011
With no related allowance recorded:
Commercial, financial and
Agricultural	$3,546,088	$3,625,113	$—
Real estate—construction residential	584,034	788,152	—
Real estate—construction commercial	1,458,346	1,755,248	—
Real estate—residential	2,315,344	2,653,979	—
Real estate—commercial	15,150,920	21,189,966	—
Consumer	168,257	177,332	—

Total	$23,222,989	$30,189,790	$—

With an allowance recorded:
Commercial, financial and
Agricultural	$881,585	$904,168	$238,840
Real estate—construction residential	562,760	562,760	166,300
Real estate—construction commercial	6,408,713	6,448,100	379,921
Real estate—residential	4,254,023	4,265,660	653,279
Real estate—commercial	18,289,464	18,779,725	2,309,226

Total	$30,396,545	$30,960,413	$3,747,566

Total impaired loans	$53,619,534	$61,150,203	$3,747,566

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	For the Three Months		For the Three Months
	Ended March 31, 2012		Ended March 31, 2011
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and
Agricultural	$3,593,956	$21,612	$1,734,723	$—
Real estate—construction residential	416,444	6,755	2,764,408	—
Real estate—construction commercial	1,440,234	—	8,220,718	—
Real estate—residential	2,348,681	2,333	3,718,693	4,684
Real estate—commercial	11,918,312	31,642	11,499,818	—
Consumer	160,124	311	207,991	—

Total	$19,877,751	$62,653	$28,146,351	$4,684

With an allowance recorded:
Commercial, financial and
Agricultural	$1,752,103	$7,220	$1,871,362	$2,192
Real estate—construction residential	189,473	—	172,649	—
Real estate—construction commercial	6,330,462	—	1,794,542	—
Real estate—residential	4,728,459	29,651	3,933,353	27,332
Real estate—commercial	16,574,992	—	14,828,936	1,641

Total	$29,575,489	$36,871	$22,600,842	$31,165

Total impaired loans	$49,453,240	$99,524	$50,747,193	$35,849

Interest income recognized on loans in non-accrual status and contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms is as follows:

	Three Months Endec March 31,
	2012	2011
Contractual interest due on non-accrual loans	$626,229	$606,436
Interest income recognized on loans in non-accrual status	46	38

Net reduction in interest income	$626,183	$606,398

The specific reserve component of our Company’s allowance for loan losses at March 31, 2012 and December 31, 2011 was determined by using fair values of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $99,524 and $35,849, for the three months ended March 31, 2012 and 2011, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due. The following table provides aging information for our Company’s past due and non-accrual loans at March 31, 2012 and December 31, 2011.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2012
Commercial, Financial, and Agricultural	$123,768,432	$716,544	$—	$3,970,807	$128,455,783
Real Estate Construction—Residential	18,905,905	—	—	286,311	19,192,216
Real Estate Construction—Commercial	33,349,084	—	—	7,651,636	41,000,720
Real Estate Mortgage—Residential	208,086,550	4,321,510	—	4,338,271	216,746,331
Real Estate Mortgage—Commercial	375,985,041	3,960,904	—	26,098,876	406,044,821
Installment and Other Consumer	28,038,283	313,946	—	147,272	28,499,501

Total	$788,133,295	$9,312,904	$—	$42,493,173	$839,939,372

December 31, 2011
Commercial, Financial, and Agricultural	$126,244,521	$242,672	$—	$2,067,980	$128,555,173
Real Estate Construction—Residential	29,054,404	—	—	1,146,794	30,201,198
Real Estate Construction—Commercial	39,821,946	—	7,754	7,867,059	47,696,759
Real Estate Mortgage—Residential	195,779,337	3,513,373	8,566	4,152,928	203,454,204
Real Estate Mortgage—Commercial	371,000,415	923,704	36,479	30,999,729	402,960,327
Installment and Other Consumer	29,281,191	612,461	978	168,257	30,062,887

Total	$791,181,814	$5,292,210	$53,777	$46,402,747	$842,930,548

Credit Quality

The following table provides information about the credit quality of the loan portfolio using our Company’s internal rating system reflecting management’s risk assessment. Recent reviews by our Company’s chief credit officer identified areas of concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration. Loans are placed on watch status when (1) one or more weaknesses which could jeopardize timely liquidation exits; or (2) the margin or liquidity of an asset is sufficiently tenuous that adverse trends could result in a collection problem. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that our Company may sustain some loss if the deficiencies are not corrected. It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful. Loans are placed on non-accrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) payment of principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Commercial	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At March 31, 2012
Watch	$20,306,887	$4,955,369	$7,461,473	$20,067,531	$30,057,617	$565,586	$83,414,463
Substandard	5,232,294	443,495	1,191,297	5,727,189	9,293,570	475,152	22,362,997
Non-accrual	3,970,807	286,311	7,651,636	4,338,271	26,098,876	147,272	42,493,173

Total	$29,509,988	$5,685,175	$16,304,406	$30,132,991	$65,450,063	$1,188,010	$148,270,633

At December 31, 2011
Watch	$22,206,456	$9,644,326	$9,337,768	$13,231,006	$24,392,448	$557,278	$79,369,282
Substandard	4,141,582	842,063	1,189,122	4,268,914	8,003,868	444,003	18,889,552
Non-accrual	2,067,980	1,146,794	7,867,059	4,152,928	30,999,729	168,257	46,402,747

Total	$28,416,018	$11,633,183	$18,393,949	$21,652,848	$63,396,045	$1,169,538	$144,661,581

Troubled Debt Restructurings

At March 31, 2012, loans classified as troubled debt restructurings (TDRs) totaled $30,507,936, of which $23,282,754 was on non-accrual status and $7,225,182 was on accrual status. At December 31, 2011, loans classified as TDRs totaled $32,165,238, of which $24,948,451 was on non-accrual status and $7,216,787 was on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1,612,460 and $1,522,422 were allocated to the allowance for loan losses at March 31, 2012 and December 31, 2011, respectively.

The following table summarizes loans that were modified as TDRs during the three months ended March 31, 2012:

	The Three Months Ended March 31, 2012
	Recorded Investment (1)
	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$196,061	$196,061
Real estate construction - commercial	1	43,379	43,379
Total	2	$239,440	$239,440

(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

According to guidance provided in ASC subtopic 310-40, Troubled Debt Restructurings by Creditors, a loan restructuring or modification of terms is a TDR if the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Our Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. Our Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the three months ended March 31, 2012, two loans meeting the TDR criteria were modified. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2012, and within twelve months of their modification date.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)   Real Estate Acquired in Settlement of Loans

	March 31,	December 31,
	2012	2011
Commercial	$17,150	$17,150
Real estate construction—residential	191,907	306,863
Real estate construction—commercial	13,649,785	13,649,784
Real estate mortgage—residential	2,373,208	2,120,721
Real estate mortgage—commercial	10,867,453	6,623,580

Total	$27,099,503	$22,718,098
Less valuation allowance for other real estate owned	(7,189,793)	(6,976,985)

Total	$19,909,710	$15,741,113

Balance at December 31, 2011	$22,718,098

Additions, net of charge-offs	5,481,892
Proceeds from sales	(1,107,285)
Net gain on sales	6,798

Total other real estate owned	$27,099,503
Less valuation allowance for other real estate owned	(7,189,793)

Balance at March 31, 2012	$19,909,710

Activity in the valuation allowance for other real estate owned in settlement of loans for the three months ended March 31, 2012 and 2011, respectively, is summarized as follows:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$6,976,985	$6,158,433
Provision for other real estate owned	253,725	160,665
Charge-offs	(40,917)	—

Balance, end of period	$7,189,793	$6,319,098

(4)   Investment Securities

A summary of investment securities by major category, at fair value, consisted of the following at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
U.S. treasury	$2,045,977	$2,054,102
Government sponsored enterprises	80,322,445	70,313,978
Asset-backed securities	112,776,110	107,328,618
Obligations of states and political subdivisions	34,009,731	34,109,303

Total available for sale securities	$229,154,263	$213,806,001

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

All of our Company’s investment securities are classified as available for sale, as discussed in more detail below. Asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored agencies such as the FHLMC, FNMA and GNMA. Our Company does not invest in subprime originated mortgage-backed or collateralized debt obligation instruments.

Investment securities which are classified as restricted equity securities primarily consist of Federal Home Loan Bank Stock and our Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $4,331,950 and $4,384,850, as of March 31, 2012 and December 31, 2011 respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
March 31, 2012

U.S. Treasury	$1,999,684	$46,293	$—	$2,045,977
Government sponsored enterprises	79,739,871	602,170	19,596	80,322,445
Asset-backed securities	109,167,396	3,651,554	42,840	112,776,110
Obligations of states and political subdivisions	32,794,163	1,253,374	37,806	34,009,731

Total available for sale securities	$223,701,114	$5,553,391	$100,242	$229,154,263

		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
December 31, 2011

U.S. Treasury	$1,999,643	$54,459	$—	$2,054,102
Government sponsored enterprises	69,703,105	628,888	18,015	70,313,978
Asset-backed securities	103,805,717	3,546,712	23,811	107,328,618
Obligations of states and political subdivisions	32,716,023	1,393,874	594	34,109,303

Total available for sale securities	$208,224,488	$5,623,933	$42,420	$213,806,001

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
	cost	value
Due in one year or less	$2,489,790	$2,519,042
Due after one year through five years	90,867,607	91,852,808
Due after five years through ten years	20,085,279	20,861,897
Due after ten years	1,091,042	1,144,406

	114,533,718	116,378,153
Asset-backed securities	109,167,396	112,776,110

Total	$223,701,114	$229,154,263

Debt securities with carrying values aggregating approximately $177,966,000 and $172,447,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011, were as follows:

	Less than 12 months		12 months or more		Number of	Total
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
At March 31, 2012	Value	Losses	Value	Losses	Positions	Value	Losses
Government sponsored enterprises	$13,676,369	$(19,596)	$—	$—	12	$13,676,369	(19,596)
Asset-backed securities	9,313,686	(42,840)	—	—	10	9,313,686	$(42,840)
Obligations of states and political subdivisions	2,736,659	(37,534)	150,269	(272)	9	2,886,928	(37,806)

	$25,726,714	$(99,970)	$150,269	$(272)	31	$25,876,983	$(100,242)

	Less than 12 months		12 months or more		Number of	Total
	Fair	Unrealized	Fair	Unrealized	Investment	Fair	Unrealized
At December 31, 2011	Value	Losses	Value	Losses	Positions	Value	Losses
Government sponsored enterprises	$13,250,239	$(18,015)	$—	$—	13	$13,250,239	(18,015)
Asset-backed securities	4,591,075	(23,811)	—	—	5	4,591,075	$(23,811)
Obligations of states and political subdivisions	229,089	(300)	150,279	(294)	2	379,368	(594)

	$18,070,403	$(42,126)	$150,279	$(294)	20	$18,220,682	$(42,420)

Our Company’s available for sale portfolio consisted of approximately 385 securities at March 31, 2012. One of these securities with an unrealized loss of $272 had been in the loss position for 12 months or longer. The $100,000 unrealized loss included in other comprehensive income at March 31, 2012 was caused by interest rate fluctuations. Our Company’s available for sale portfolio consisted of approximately 365 securities at December 31, 2011. One of these securities with an unrealized loss of $294 had been in the loss position for 12 months or longer. The $42,000 unrealized loss included in other comprehensive income at December 31, 2011 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(5)   Intangible Assets

Core Deposit Intangible Asset

A summary of amortizable intangible assets at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangible	$4,795,224	$(4,356,503)	$438,721	$4,795,224	$(4,252,478)	$542,746

Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of March 31, 2012 for the next five years:

Core Deposit Intangible Asset
2012	$304,037
2013	134,684
2014	—
2015	—
2016	—
2017	—

Changes in the net carrying amount of core deposit intangible assets for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$542,746	$977,509

Additions	—	—
Amortization	(104,025)	(118,026)

Balance at end of period	$438,721	$859,483

Mortgage Servicing Rights

On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings. As such, effective January 1, 2012, changes in the fair value of mortgage servicing rights are recognized in earnings in the period in which the change occurs and no amortization will be recognized on mortgage servicing rights going forward.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

At March 31, 2012 and December 31, 2011, our Company serviced mortgage loans for others totaling $307,049,328 and $307,016,245, respectively.

Changes in mortgage servicing rights (MSRs) for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$2,308,377	$2,355,990

Re-measurement to fair value upon election to measure servicing rights at fair value	741,758	—
Originated mortgage servicing rights	181,739	121,178
Changes in fair value:
Due to change in model inputs and assumptions (1)	169,582	—
Other changes in fair value (2)	(654,850)	—
Amortization	—	(149,239)

Balance at end of period	$2,746,606	$2,327,929

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time. This also includes a one time adjustment of a $538,032 correction of an immaterial prior period error due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years. If the aforementioned was corrected as of December 31, 2011, the balance at the beginning of the period would have been $1,770,345.

The key data and assumptions used in estimating the fair value of our Company’s mortgage servicing rights as of March 31, 2012 were as follows:

March 31, 2012
Weighted-Average Constant Prepayment Rate	17.78%
Weighted-Average Contractual Life (in years)	20.00
Weighted-Average Note Rate	4.55%
Weighted-Average Discount Rate	8.01%

(6)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 9.6% for the three months ended March 31, 2012 compared to 32.1% for the three months ended March 31, 2011. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes were 32.8% in comparison to 32.1% for the three months ended March 31, 2012 and 2011, respectively

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not our Company will realize the benefits of these temporary differences at March 31, 2012 and, therefore, has not established a valuation reserve.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(7)   Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below.

	For the Three Months Ended March 31,
	2012	2011
Payroll taxes	$295,192	$314,529
Medical plans	457,503	442,319
401k match	66,588	67,599
Pension plan	329,954	227,593
Profit-sharing	102,000	23,000
Other	48,814	41,563

Total employee benefits	$1,300,051	$1,116,603

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

Pension

Our Company also provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under our Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. Our Company made $476,000 of contributions to the defined benefit plan through May 15, 2012, of which $238,000 relates to the 2011 plan year and $238,000 relates to the 2012 plan year. The minimum required contribution for the 2012 plan year is estimated to be $1,048,000. Our Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2012.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
	2012	2011
Service cost—benefits earned during the year	$1,202,624	$930,691
Interest costs on projected benefit obligations	667,642	603,903
Expected return on plan assets	(721,457)	(705,767)
Amortization of prior service cost	78,628	78,628
Amortization of unrecognized net loss	92,378	—

Net periodic pension expense	$1,319,815	$907,455

Pension expense—three months ended March 31, (actual)	329,954	227,593

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

The following table summarizes our Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	(000)
Outstanding at January 1, 2012	260,274	$24.45
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(36,503)	16.63

Outstanding at March 31, 2012	223,771	$25.72	3.8	$—

Exercisable at March 31, 2012	200,958	$26.01	3.6	$—

Total stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $10,755 and $22,000, respectively. As of March 31, 2012, the total unrecognized compensation expense related to non-vested stock awards was $88,000 and the related weighted average period over which it is expected to be recognized is approximately three years.

(9)   Preferred Stock

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

Participating in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 276,090 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with managements’ estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. The allocated carrying values of the senior preferred stock and common stock warrant at March 31, 2012 were $29,437,000 and $2,382,000, respectively.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $16.44 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheet and qualify, for regulatory capital purposes, as Tier I capital. For the three months ended March 31, 2012, our Company had declared and paid $368,000 of dividends and amortized $119,000 of accretion of the discount on preferred stock. On May 9, 2012, our Company redeemed 12,000 shares of preferred stock from the U.S. Department of Treasury by repaying $12,000,000 of the $30,255,000 CPP funds and paying $140,000 of accrued and unpaid dividends on the shares redeemed.

(10)   Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Basic earnings per common share:
Net income	$1,450,735	$953,617
Less:
Preferred stock dividends	369,783	369,783
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	$961,833	$464,715

Basic earnings per share	$0.21	$0.10

Diluted earnings per common share:

Net income	$1,450,735	$953,617
Less:
Preferred stock dividends	369,783	369,783
Accretion of discount on preferred stock	119,119	119,119

Net income available to common shareholders	$961,833	$464,715

Average shares outstanding	4,652,994	4,652,994
Effect of dilutive stock options	—	—

Average shares outstanding including dilutive stock options	4,652,994	4,652,994

Diluted earnings per share	$0.21	$0.10

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following options to purchase shares during the three months ended March 31, 2012 and 2011 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended
	March 31,
	2012	2011
Anti-dilutive shares - option shares	223,771	260,274
Anti-dilutive shares - warrant shares	276,090	276,090

(11)   Fair Value Measurements

Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of March 31, 2012 and December 31, 2011, respectively, there were no transfers into or out of Levels 1-3.

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

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Available-for-sale securities

Available-for-sale securities are recorded at fair value on a recurring basis. Available-for-sale securities is the only balance sheet category for which our Company is required, in conformity with U.S. GAAP, to carry the asset at fair value on a recurring basis. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, our Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Mortgage servicing rights

The fair value of mortgage servicing rights is based on the discounted value of contractual cash flows utilizing servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The valuation models estimate the present value of estimated future net servicing income. Our Company classifies its servicing rights as Level 3.

		Fair Value Measurements
March 31, 2012:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. treasury	$2,045,977	$—	$2,045,977	$—
Government sponsored enterprises	80,322,445	—	80,322,445	—
Asset-backed securities	112,776,110	—	112,776,110	—
Obligations of states and political subdivisions	34,009,731	—	34,009,731	—
Mortgage servicing rights	2,746,606			2,746,606

Total	$231,900,869	$—	$229,154,263	$2,746,606

		Fair Value Measurements
December 31, 2011:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. treasury	$2,054,102	$—	$2,054,102	$—
Government sponsored enterprises	70,313,978	—	70,313,978	—
Asset-backed securities	107,328,618	—	107,328,618	—
Obligations of states and political subdivisions	34,109,303	—	34,109,303	—

Total	$213,806,001	$—	$213,806,001	$—

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Mortgage
Servicing Rights
For the three months ended March 31, 2012
Balance January 1, 2012	$2,512,103
Total gains or losses (realized/unrealized):
Included in earnings	234,503
Included in other comprehensive income	—

Balance March 31, 2012	$2,746,606

Total gains or losses for the three months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2012	$169,582

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	17.78%
		Weighted average discount rate	8.01%

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2012, our Company identified $30.9 million in impaired loans that had specific allowances for losses aggregating $4.8 million. Related to these loans, there was $0.7 million in charge-offs recorded during the first three months ended March 31, 2012.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

	Fair Value Measurements Using
Description	Fair Value March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
Impaired loans:
Commercial, financial, & agricultural	$1,715,274	$—	$—	$1,715,274	$(35,000)
Real estate construction—residential	129,980	—	—	129,980	—
Real estate construction—commercial	5,800,756	—	—	5,800,756	—
Real estate mortgage—residential	3,849,358	—	—	3,849,358	(123,569)
Real estate mortgage—commercial	14,593,310	—	—	14,593,310	(588,504)

Total	$26,088,678	$—	$—	$26,088,678	$(747,073)

Other real estate owned and repossessed assets	$20,176,910	$—	$—	$20,176,910	$(269,890)

	Fair Value Measurements Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
Impaired loans:
Commercial, financial, & agricultural	$642,745	$—	$—	$642,745	$(2,135,996)
Real estate construction—residential	396,460	—	—	396,460	(1,556,738)
Real estate construction—commercial	6,028,792	—	—	6,028,792	(279,088)
Real estate mortgage—residential	3,600,744	—	—	3,600,744	(1,509,328)
Real estate mortgage—commercial	15,980,238	—	—	15,980,238	(5,841,988)

Total	$26,648,979	$—	$—	$26,648,979	$(11,323,138)

Other real estate owned and repossessed assets	$16,020,023	$—	$—	$16,020,023	$(2,111,929)

*	Total gains (losses) reported for other real estate owned and repossessed assets includes charge offs, valuation write downs, and net losses taken during the periods reported.

(12)   Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Loans

The fair values of loans are estimated by discounting the expected future cash flows using the current rates at which similar loans could be made to borrowers with similar credit ratings and for the same remaining maturities. The net carrying amount of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Investment Securities

A detailed description of the fair value measurement of the debt instruments in the available for sale sections of the investment security portfolio is provided in the Fair Value Measurement section above. A schedule of investment securities by category and maturity is provided in the notes on Investment Securities.

Federal Home Loan Bank (FHLB) Stock

Ownership of equity securities of FHLB is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold, Cash, and Due from Banks

The carrying amounts of short-term federal funds sold and securities purchased under agreements to resell, interest earning deposits with banks, and cash and due from banks approximate fair value. Federal funds sold and securities purchased under agreements to resell classified as short-term generally mature in 90 days or less.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on the discounted value of contractual cash flows utilizing servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Cash surrender value – life insurance

The fair value of Bank owned life insurance (BOLI) approximates the carrying amount. Upon liquidation of these investments, our Company would receive the cash surrender value which equals the carrying amount.

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

Subordinated Notes and Other Borrowings

The fair value of subordinated notes and other borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for other borrowed money of similar remaining maturities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of our Company’s financial instruments at March 31, 2012 and December 31, 2011 is as follows:

		March 31, 2012
		Fair Value Measurements
	March 31, 2012	Quoted Prices in Active Markets for Identical	Other Observable	Net Significant Unobservable		December 31, 2011
	Carrying amount	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair value	Carrying amount	Fair value
Assets:
Loans	$825,299,296	$—	$—	$824,290,000	$824,290,000	$829,121,324	$830,077,000
Investment securities	229,154,263	—	229,154,263	—	229,154,263	213,806,001	213,806,001
FHLB stock	2,685,200	—	2,685,200	—	2,685,200	2,738,100	2,738,100
Federal fund sold and securities purchased under agreements to resell	75,000	75,000	—	—	75,000	75,000	75,000
Cash and due from banks	63,492,273	63,492,273	—	—	63,492,273	43,134,530	43,134,530
Mortgage servicing rights	2,746,606	—	—	2,746,606	2,746,606	2,308,377	2,512,103
Cash surrender value—life insurance	2,084,638	—	2,084,638	—	2,084,638	2,064,452	2,064,452
Accrued interest receivable	4,974,750	4,974,750	—	—	4,974,750	5,340,610	5,340,610

	$1,130,512,026	$68,542,023	$233,924,101	$827,036,606	$1,129,502,730	$1,098,588,394	$1,099,747,796

Liabilities:
Deposits:
Demand	$166,475,667	$—	$166,475,667	$—	$166,475,667	$159,186,859	$159,186,859
NOW	196,463,097	—	196,463,097	—	196,463,097	169,451,594	169,451,594
Savings	65,882,109	—	65,882,109	—	65,882,109	62,075,470	62,075,470
Money market	153,905,749	—	153,905,749	—	153,905,749	153,071,624	153,071,624
Time	410,378,033	—	416,832,000	—	416,832,000	414,438,606	421,687,000
Federal funds purchased and securities sold under agreements to repurchase	22,747,919	—	22,747,919	—	22,747,919	24,516,277	24,516,277
Subordinated notes	49,486,000	—	21,472,000	—	21,472,000	49,486,000	22,082,000
Federal Home Loan Bank advances	28,345,357	—	29,300,000	—	29,300,000	28,409,989	29,525,000
Accrued interest payable	1,196,794	1,196,794	—	—	1,196,794	1,054,202	1,054,202

	$1,094,880,725	$1,196,794	$1,073,078,541	$—	$1,074,275,335	$1,061,690,621	$1,042,650,026

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(13)   Pending Litigation

Our Company and its subsidiaries are defendants in various legal actions incidental to our Company’s past and current business activities. At March 31, 2012 and December 31, 2011, our Company’s consolidated balance sheets included liabilities for these legal actions of $157,000 and $161,000, respectively. Based on our Company’s analysis, and considering the inherent uncertainties associated with litigation, management does not believe that it is reasonably possible that these legal actions will materially adversely affect our Company’s consolidated financial statements or results of operations in the near term.

On November 18, 2010, a suit was filed against our Company and its subsidiary, Hawthorn Bank (the Bank) in the Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws. The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts. The suit seeks forefeiture and refund of twice the amount of improper overdraft fees assessed and collected. The court has denied the Bank’s motion to dismiss the suit. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

On December 17, 2009, a suit was filed against Hawthorn Bank (the Bank) in Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the Bank had not followed through on its commitment to fund a loan request. A jury found in favor of the customer and awarded $630,000 in damages to the plaintiffs, including $200,000 in punitive damages. After hearing post-judgment motions, the trial court struck the punitive damage award and entered an amended judgment for a total of $510,000 against the Bank. As of March 31, 2012, our Company carried a liability of $157,000 with respect to this matter. Our Company is in the early stages of the appeals process and the probable outcome is presently not determinable.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted on July 21, 2010. Provisions of the Act address many issues including, but not limited to, capital, interchange fees, compliance and risk management, debit card overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations under the Act are expected to primarily impact financial institutions with assets greater than $10 billion, our Company expects these new regulations could reduce our revenues and increase our expenses in the future. Management is currently assessing the impact of the Act and of the regulations anticipated to be promulgated under the Act

We have described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that we have not identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Through the branch network of its subsidiary bank, our Company, Hawthorn Bancshares, Inc., provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. We also provide a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that we provide include automatic teller machines, trust services, credit related insurance, and safe deposit boxes. The geographic areas in which we provide our products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. The products and services are offered to customers primarily within these geographical areas.

Our Company’s primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. Our Company also derives income from trust, brokerage, credit card and mortgage banking activities and service charge income.

Much of our Company’s business is commercial, commercial real estate development, and mortgage lending. Our Company has experienced soft loan demand in the communities within which we operate during the current economic slowdown. Our Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancings.

The successes of our Company’s growth strategy depends primarily on the ability of our banking subsidiary to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. Our Company’s financial performance also depends, in part, on our ability to manage various portfolios and to successfully introduce additional financial products and services by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction. Furthermore, the success of our Company’s growth strategy depends on our ability to maintain sufficient regulatory capital levels during periods in which general economic conditions are unfavorable and despite economic conditions being beyond our control.

Our subsidiary Bank is a full service bank conducting a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, our Bank provides trust services.

The deposit accounts of our Bank are insured by the Federal Deposit Insurance Corporation or “FDIC” to the extent provided by law. The operations of our Bank are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of our Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of shareholders. Hawthorn Bancshares is subject to supervision and examination by the Federal Reserve Board.

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

Allowance for Loan Losses

We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of our Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Further discussion of the methodology used in establishing the allowance and the impact of any associated risks related to these policies on our business operations is provided in Note 1 to our Company’s consolidated financial statements and is also discussed in the Lending and Credit Management section below. Many of the loans are deemed collateral dependent for purposes of the measurement of the impairment loss, thus the fair value of the underlying collateral and sensitivity of such fair values due to changing market conditions, supply and demand, condition of the collateral and other factors can be volatile over periods of time. Such volatility can have an impact on the financial performance of our Company.

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

Income Taxes

Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in addressing our Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forwards and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, our Company would adjust the recorded value of our deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, our Company would reverse the valuation allowance when we expect to realize the deferred tax asset. In addition, our Company is subject to the continuous examination of our tax returns by the Internal Revenue Service and other taxing authorities. Our Company accrues for penalties and interest related to income taxes in income tax expense.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for our Company as of and for each of the three months ended March 31, 2012 and 2011, respectively. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
Per Share Data
Basic earnings per common share	$0.21	$0.10
Diluted earnings per common share	0.21	0.10
Dividends paid on preferred stock	378	378
Amortization of discount on preferred stock	119	119
Dividends paid on common stock	233	224
Book value per common share	15.99	16.31
Market price per common share	7.51	9.03

Selected Ratios
(Based on average balance sheets)
Return on average total assets	0.49%	0.32%
Return on average common stockholders’ equity	5.21%	2.56%
Average common stockholders’ equity to average total assets	8.68%	6.10%
(Based on end-of-period data)
Efficiency ratio (1)	74.15%	74.80%
Period-end common stockholders’ equity to period-end assets	8.61%	8.46%
Period-end stockholders’ equity to period-end assets	6.17%	6.06%
Total risk-based capital ratio	18.28	17.29
Tier 1 risk-based capital ratio	15.45	14.51
Leverage ratio	11.43	11.12

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

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

	Three months ended March 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Net interest income	$10,815	$10,481	$334	3.2%
Provision for loan losses	1,700	1,750	(50)	(2.9)
Noninterest income	1,970	2,052	(82)	(4.0)
Noninterest expense	9,480	9,378	102	1.1
Income before income taxes	1,605	1,405	200	14.2
Income tax expense	154	451	(297)	(65.9)

Net income	$1,451	$954	$497	52.1%

Less: preferred dividends	370	370	—	—
and accretion of discount	119	119	—	—

Net income available to common shareholders	$962	$465	$497	52.1%

Our Company’s consolidated net income of $1,451,000 for the three months ended March 31, 2012 increased $497,000 compared to consolidated net income of $954,000 for the three months ended March 31, 2011. Our Company recorded preferred stock dividends and accretion on preferred stock of $489,000 for the three months ended March 31, 2012, resulting in $962,000 of net income available for common shareholders compared to net income of $465,000 for the three months ended March 31, 2011. Diluted earnings per share increased from $0.10 per common share to $0.21 per common share. The provision for loan losses decreased $50,002, or 2.9%, from March 31, 2011 to March 31, 2012. Our Company’s net interest income, on a tax equivalent basis, increased $317,000, or 3.0%, to $10,957,000 for the three months ended March 31, 2012 compared to $10,640,000 for the three months ended March 31, 2011. The $297,000 decrease in income tax expenses includes a $371,000 immaterial correction of a prior period error.

For the three months ended March 31, 2012, the return on average assets was 0.49%, the return on average common stockholders’ equity was 5.21%, and the efficiency ratio was 74.1%. Net interest margin increased from 3.84% to 3.98% from March 31, 2011 to 2012, respectively. Total assets at March 31, 2012 were $1,205,981,000, compared to $1,171,161,000 at December 31, 2011, an increase of $34,820,000, or 3.0%. On July 1, 2011, our Company distributed a four percent stock dividend for the third consecutive year to common shareholders of record at the close of business May 12, 2011. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect the stock dividend.

Net Interest Income

Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets

The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended March 31, 2012 and March 31, 2011, respectively.

	The Three Months Ended March 31,
(Dollars In thousands)	2012			2011
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$128,376	$1,655	5.17%	$128,986	$1,737	5.46%
Real estate construction—residential	23,333	461	7.92	32,317	417	5.23
Real estate construction—commercial	42,940	482	4.50	55,288	604	4.43
Real estate mortgage—residential	212,745	2,936	5.54	205,345	2,915	5.76
Real estate mortgage—commercial	703,846	5,265	5.23	432,766	5,908	5.54
Consumer	28,304	469	6.65	30,767	535	7.05

Total Loans	$1,139,544	$11,268	5.38%	$885,469	$12,116	5.55%

Investment in securities: (3)
U.S. treasury	$2,071	$8	1.55%	$1,028	$5	1.97%
Government sponsored enterprises	75,817	297	1.57	62,845	349	2.25
Asset backed securities	109,429	800	2.93	100,830	790	3.18
State and municipal	33,307	363	4.37	33,600	418	5.05

Total Investment securities	$220,624	$1,468	2.67%	$198,303	$1,562	3.19%

Restricted Investments	4,335	31	2.87	5,827	44	3.06
Federal funds sold	75	—	—	133	—	—
Interest bearing deposits in other financial institutions	39,694	21	0.21	34,035	20	0.24

Total interest earning assets	$1,404,272	$12,788	4.64%	$1,123,767	$13,742	4.96%

All other assets	101,964			98,967
Allowance for loan losses	(13,882)			(14,577)

Total assets	$1,492,354			$1,208,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$195,768	$189	0.39%	$189,883	$275	0.59%
Savings	63,516	20	0.13	57,155	34	0.24
Money market	154,053	116	0.30	157,871	174	0.45
Time deposits of
$100,000 and over	135,522	229	0.68	123,428	463	1.52
Other time deposits	275,158	784	1.14	302,249	1,424	1.91

Total time deposits	$824,017	$1,338	0.65%	$830,586	$2,370	1.16%

Federal funds purchased and securities sold under agreements to repurchase	22,528	5	0.09	29,993	13	0.18
Subordinated notes	49,486	354	2.87	49,486	399	3.27
Federal Home Loan Advances	28,388	134	1.89	56,929	320	2.28

Total borrowings	$100,402	$493	1.97%	$136,408	$732	2.18%

Total interest bearing liabilities	$924,419	$1,831	0.79%	$966,994	$3,102	1.30%

Demand deposits	156,047			134,203
Other liabilities	8,411			4,430

Total liabilities	1,088,877			1,105,627
Stockholders’ equity	103,477			102,530

Total liabilities and stockholders’ equity	$1,192,354			$1,208,157

Net interest income (FTE)		$10,957			$10,640

Net interest spread			3.85%			3.66%
Net interest margin			3.98%			3.84%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $142,000 and $160,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Comparison of the three months ended March 31, 2012 and 2011

Financial results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 included an increase in net interest income, on a tax equivalent basis, of $317,000, or 3.0%. Average interest-earning assets decreased $19,495,000, or 1.7% to $1,104,272,000 at March 31, 2012 compared to $1,123,767,000 at March 31, 2011 and average interest bearing liabilities decreased $42,575,000, or 4.4%, to $924,419,000 at March 31, 2012 compared to $966,994,000 at March 31, 2011.

Average loans outstanding decreased $45,925,000 or 5.2% to $839,544,000 at March 31, 2012 compared to $885,469,000 at March 31, 2011. See the Lending and Credit Management section for further discussion of changes in the composition of our lending portfolio. Average investment securities and federal funds sold increased $22,263,000, or 11.2% to $220,624,000 at March 31, 2012 compared to $198,436,000 at March 31, 2011. Average interest bearing deposits in other financial institutions increased $5,659,000 to $39,694,000 at March 31, 2012 compared to $34,035,000 at March 31, 2011. See the Liquidity Management section for further discussion.

Average time deposits decreased $6,569,000 to $824,017,000 at March 31, 2012 compared to $830,586,000 at March 31, 2011. Average borrowings on Federal Home Loan Bank advances decreased $28,541,000 to $28,388,000 at March 31, 2012 compared to $56,929,000 at March 31, 2011. See the Liquidity Management section for further discussion.

Rate and volume analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2012 vs. 2011
		Change due to
	Total	Average	Average
(Dollars In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(82)	$(8)	$(74)
Real estate construction - residential	44	(137)	181
Real estate construction - commercial	(122)	(138)	16
Real estate mortgage - residential	21	103	(82)
Real estate mortgage - commercial	(643)	(384)	(259)
Consumer	(66)	(42)	(24)

Investment securities:
U.S. treasury	3	4	(1)
Government sponsored entities	(52)	63	(115)
Asset backed securities	10	64	(54)
State and municipal(2)	(55)	(4)	(51)

Restricted Investments	(13)	(11)	(2)
Federal funds sold	—	—	—
Interest bearing deposits in other financial institutions	1	3	(2)

Total interest income	(954)	(487)	(467)

Interest expense:
NOW accounts	(86)	9	(95)
Savings	(14)	4	(18)
Money market	(58)	(4)	(54)
Time deposits of 100,000 and over	(234)	41	(275)
Other time deposits	(640)	(119)	(521)
Federal funds purchased and securities sold under agreements to repurchase	(8)	(2)	(6)
Subordinated notes	(45)	—	(45)
Other borrowed money	(186)	(141)	(45)

Total interest expense	(1,271)	(212)	(1,059)

Net interest income on a fully taxable equivalent basis	$317	$(275)	$592

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $142,000 and $160,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income.

Net interest income on a fully taxable equivalent basis increased $317,000, or 3.0%, to $10,957,000 for the three months ended March 31, 2012 compared to $10,640,000 for the three months ended March 31, 2011. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.98% for the three months ended March 31, 2012 from 3.84% for the three months ended March 31, 2011. Our Company’s net interest spread increased to 3.85% for the three months ended March 31, 2012 from 3.66% for the three months ended March 31, 2011.

Average interest earning assets decreased $19,495,000 to $1,104,272,000 at March 31, 2012 and the rates earned decreased from 4.96% for the three months ended March 31, 2011 to 4.64% for the three months ended March 31, 2012.

Our Company’s rates paid on interest bearing liabilities decreased to 0.79% for the three months ended March 31, 2012 compared to 1.30% for the three months ended March 31, 2011. Effective January 1, 2012, our Company recorded a $368,000 credit to interest expense on time deposits for imputed interest calculated on capitalized interest not accounted for during the time period of 2004 through 2011 on the construction of our Company’s new bank buildings. This is considered a correction of an immaterial prior period error. Without this credit to interest expense, rates paid on interest bearing liabilities would have been approximately 0.95% during the three months ended March 31, 2012.

Non-interest Income and Expense

Non-interest income for the Three Months Ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,248	$1,311	$(63)	$(4.8)%
Trust department income	212	195	17	8.7
Gain on sales of mortgage loans	518	246	272	110.6
Real estate servicing income	(279)	31	(310)	n.m.
Other	271	269	2	0.7

Total non-interest income	$1,970	$2,052	$(82)	$(4.0)%

Non-interest income as a % of total revenue *	15.4%	16.4%
Total revenue per full time equivalent employee	$37.4	$37.0

*	Total revenue is calculated as net interest income plus non-interest income.

Noninterest income decreased $82,000 or 4.0% to $1,970,000 for the three months ended March 31, 2012 compared to $2,052,000 for the three months ended March 31, 2011. The decrease was primarily the result of a $310,000 decrease in Real estate servicing income partially offset by a $272,000 increase in the gains on sales of mortgage loans. On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings, as further described in Note 5 to the consolidated financial statements. As such, effective January 1, 2012, the change in the fair value of mortgage servicing rights is recognized in earnings for the period in which the change occurs. As a result of the changes in fair value, $170,000 was recorded in real estate servicing income due to changes in model inputs and assumptions, and ($655,000) was recorded due to other changes in fair value resulting from customer payments and passage of time. The newly adopted accounting principle is preferable in the circumstances because the fair value measurement method will produce financial information and results more directly aligned with the performance of mortgage servicing rights. Our Company’s loans sold increased from $12,000,000 during the three months ended March 31, 2011 to $22,000,000 during the three months ended March 31, 2012. Due to low interest rates, an increase in refinancing activity impacted both the volume of loans sold and gains recognized. Our Company was servicing $307,000,000 of mortgage loans at March 31, 2012 compared to $301,000,000 at March 31, 2011.

Non-interest expense for the Three Months Ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Non-interest Expense
Salaries	$3,506	$3,560	$(54)	(1.5)%
Employee benefits	1,300	1,117	183	16.4
Occupancy expense, net	646	638	8	1.3
Furniture and equipment expense	503	507	(4)	(0.8)
FDIC insurance assessment	244	479	(235)	(49.1)
Legal, examination, and professional fees	337	491	(154)	(31.4)
Advertising and promotion	244	232	12	5.2
Postage, printing, and supplies	264	269	(5)	(1.9)
Processing expense	768	822	(54)	(6.6)
Other real estate expense	581	492	89	18.1
Other	1,087	771	316	41.0

Total non-interest expense	$9,480	$9,378	$102	1.1%

Efficiency ratio	74.1%	74.8%
Salaries and benefits as a % of total non-interest expense	50.7%	49.9%
Number of full-time equivalent employees	342	339

Noninterest expense increased $102,000, or 1.1%, to $9,480,000 for the three months ended March 31, 2012 compared to $9,378,000 for the three months ended March 31, 2011. The net increase primarily resulted from a $316,000, or 41.0%, increase in other noninterest expenses, a $89,000, or 18.1%, increase in other real estate expense, an $183,000, or 16.4% increase in employee benefits, a $235,000, or 49.1%, decrease in the Federal Deposit Insurance Corporation (FDIC) insurance assessment, and a $154,000, or 31.4%, decrease in legal, examination, and professional fees. Other noninterest expense increased due to a $177,000 donation of a property in other real estate owned to a nonprofit organization and $88,000 of penalties assessed to our Company. Other real estate expense increased primarily due to a $254,000 expense provision for other real estate owned for the three months ended March 31, 2012 compared to $160,000 for the three months ended March 31, 2011. The increase in employee benefits was due to recording an $102,000 estimated profit sharing accrual during the three months ended March 31, 2012 compared to $23,000 during the three months ended March 31, 2012. The decrease in FDIC insurance assessments was due to amendments made by the FDIC effective for the third quarter of 2011 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The quarters ending after June 30, 2011 reflect a new assessment base using assets and tier one capital in the assessment calculation. The decrease in legal, examination, and professional fees primarily resulted from a $173,000 decease in consulting fees due to a human resource best practices and profitability consulting project.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 9.6% for the three months ended March 31, 2012 compared to 32.1% for the three months ended March 31, 2011. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes were 32.8% in comparison to 32.1% for the three months ended March 31, 2012 and 2011, respectively. As of December 31, 2011, our Company released $28,000 of interest accrued related to the release of $221,000 of uncertain tax provisions. As of March 31, 2012, our Company had not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 68.4% of total assets as of March 31, 2012 compared to 70.8% as of March 31, 2011.

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

A summary of loans, by major class within our Company’s loan portfolio as of the dates indicated are as follows:

	March 31, 2012	December 31, 2011
(In thousands)	Amount	Amount
Commercial, financial, and agricultural	$128,456	$128,555
Real estate construction - residential	19,192	30,201
Real estate construction - commercial	41,001	47,697
Real estate mortgage - residential	216,746	203,454
Real estate mortgage - commercial	406,045	402,960
Installment loans to individuals	28,294	29,884
Deferred fees and costs, net	205	179

Total loans	$839,939	842,930

Our Company’s loan portfolio decreased $2,991,000, or 0.4%, from December 31, 2011 to March 31, 2012, primarily due to repayments, charge-offs and transfers to other real estate owned. During the three months ended March 31, 2012 there were no significant increases in loan demand and loan repayments continued to exceed new originations. Our Company did experience an increase in refinancing during this time period due to low interest rates available for real estate mortgage residential properties. Contributing to the decline of our loan portfolio were gross loans charged-off in the amount of $1,192,000 and $5,598,000 of assets transferred from loans to other real estate owned and repossessed assets.

The economy as a whole continues to be considered weak. Our Company anticipates several more quarters of slow growth and a very tight economy. The economy in the southern half of our Company’s market area has been impacted by a tornado that struck the Branson area. Significant fluctuations in the stock market show little indication that the economy will stabilize and rebound soon. Although employment rates remain elevated, unemployment levels in our Company’s market area have remained steady during the three months ended March 31, 2012. Management continues to focus on the improvement of asset quality by tightening underwriting standards and is focused on lending to credit worthy borrowers with the capacity to service their debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to our Company. The U.S. FHFA House Price Index for January 2012 indicates house prices nationwide to be 19.2% below the April 2007 peak. Our Company’s market area had a 5.2% increase in house prices from the three months ended March 31, 2011 compared to the three months ended March 31, 2012. This compares favorably to other regions in the nation with increases as much as 1% while nationally the index declined 0.8%.

Our Company extends credit to its local community market through traditional real estate mortgage products. Our Company does not participate in extending credit to sub-prime residential real estate markets. Our Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, our Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. Our Company does not have any interest-earning assets which would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the three months ended March 31, 2012 our Company sold $22,000,000 of loans to investors. At March 31, 2012, our Company was servicing approximately $307,000,000 of loans sold to the secondary market.

Real estate mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to three year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

Management along with the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management as containing more than usual risk are reviewed. In addition, loans below the above scope are reviewed on a sample basis. On a monthly basis, the senior loan committee reviews and reports to the Board of Directors past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered necessary by management to provide for probable losses inherent in the loan portfolio.

Nonperforming Assets

The following table summarizes our Company’s nonperforming assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Nonaccrual loans:
Commercial, financial, and agricultural	$3,971	$2,068
Real estate construction—residential	286	1,147
Real estate construction—commercial	7,652	7,867
Real estate mortgage—residential	4,338	4,153
Real estate mortgage—commercial	26,099	31,000
Installment loans to individuals	147	168

Total nonaccrual loans	42,493	46,403

Loans contractually past—due 90 days or more and still accruing:
Commercial, financial, and agricultural	—	—
Real estate construction—residential	—	—
Real estate construction—commercial	—	8
Real estate mortgage—residential	—	9
Real estate mortgage—commercial	—	36
Installment loans to individuals	—	1

Total loans contractually past—due 90 days or more and still accruing	—	54

Troubled debt restructurings—accruing	7,225	7,217

Total nonperforming loans	49,718	53,674
Other real estate	19,910	15,741
Repossessions	267	279

Total nonperforming assets	$69,895	$69,694

Loans	$839,939	$842,930
Allowance for loan losses to loans	1.74%	1.64%
Nonperforming loans to loans	5.92%	6.37%
Allowance for loan losses to nonperforming loans	29.45%	25.73%
Nonperforming assets to loans and foreclosed assets	8.13%	8.11%

Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $49,718,000 or 5.92% of total loans at March 31, 2012 compared to $53,674,000 or 6.37% of total loans at December 31, 2011.

It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $626,000 and $606,000 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011 approximately $15,138,000 and $11,676,000, respectively, of loans not included in the nonperforming asset table were identified by management as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Borrowers are continuing to experience cash flow problems and as well as some deterioration in collateral value. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2012 and December 31, 2011.

Total non-accrual loans at March 31, 2012 decreased $3,910,000 from December 31, 2011. The decrease from December 31, 2011 primarily consisted of a $4,901,000 decrease in real estate mortgage – commercial non-accrual loans. This decrease was partially offset by a $1,903,000 increase in commercial, financial and agricultural non-accrual loans. The decreases primarily resulted from the foreclosure of four loans with balances totaling $5,210,000 that had been in nonaccrual status as of December 31, 2011. The increase in commercial, financial and agricultural non-accrual loans resulted primarily from one significant loan relationship with a balance totaling $1,279,000 at December 31, 2011 that was put on non-accrual status during the first three months of 2012. At March 31, 2012, real estate mortgage—commercial non-accrual loans made up 61% of total non-accrual loans compared to 67% at December 31, 2011.

Loans past due 90 days and still accruing interest decreased $54,000 from December 31, 2011 to March 31, 2012. Foreclosed real estate and other repossessions increased $4,157,000 from $16,020,000 at December 31, 2011 to $20,177,000 at March 31, 2012 primarily due to real estate mortgage—commercial foreclosures.

At March 31, 2012, loans classified as troubled debt restructurings (TDR) totaled $30,508,000, of which $23,283,000 was on non-accrual status and $7,225,000 was on accrual status. At December 31, 2011, loans classified as TDR totaled $32,165,000, of which $24,948,000 was on non-accrual status and $7,217,000 was on accrual status.

The following table summarizes our Company’s TDR’s at the dates indicated:

(Dollars in thousands)	March 31, 2012			December 31, 2011
TDRs - Accruing	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Commercial, financial and agricultural	10	$2,554	$316	9	$2,360	$120
Real estate construction—commercial	—	—	—	—	—	—
Real estate mortgage—residential	20	2,230	72	20	2,416	61
Real estate mortgage—commercial	3	2,441	—	3	2,441	—

Total	33	$7,225	$388	32	$7,217	$181

	March 31, 2012			December 31, 2011
TDRs—Non-accruals	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Commercial, financial and agricultural	2	$82	$48	2	$84	$52
Real estate construction—commercial	6	6,048	343	8	6,227	321
Real estate mortgage- residential	8	1,222	165	9	1,278	108
Real estate mortgage—commercial	14	15,931	668	15	17,359	860

Total	30	$23,283	$1,224	34	$24,948	$1,341

Total TDRs	63	$30,508	$1,612	66	$32,165	$1,522

Provision and Allowance for Loan Losses

As mentioned above, the economy continues to contribute to the deterioration of collateral values. The economic downturn and elevated unemployment rates in our market area have impaired the ability for certain of our customers to make payments on our loans in accordance with contractual terms.

Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses increased to $14,640,000 or 1.7% of loans outstanding at March 31, 2012 compared to $12,402,000 or 1.4% of loans outstanding at March 31, 2011.

The following table summarizes loan loss experience for the three months ended as indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Analysis of allowance for loan losses:
Balance beginning of year	$13,809	$14,565
Net Charge-offs:
Commercial, financial, and agricultural	(51)	767
Real estate construction—residential	(32)	1,486
Real estate mortgage—residential	103	1,031
Real estate mortgage—commercial	785	576
Installment loans to individuals	64	53

Net charge-offs	869	3,913
Provision for loan losses	1,700	1,750

Balance at end of period	$14,640	$12,402

The provision for loan losses decreased $50,000 or 2.9% to $1,700,000 for the three months ended March 31, 2012 compared to $1,750,000 for the three months end March 31, 2011. Although net charge offs have improved during the three months ended March 31, 2012 in comparison to the three months ended March 31, 2011, the provision for loan losses remains significant due to a $1,086,000 increase in specific reserves on impaired loans from $3,737,000 at March 31, 2011 to $4,823,000 at March 31, 2012.

As shown in the table above, our Company’s net loan charge-offs were $869,000, or 0.11% of average loans, for the three months ended March 31, 2012. In comparison, net loan charge-offs were $3,903,000, or 0.44% of average loans, for the three months ended March 31, 2011. Net charge-offs for the three months ended March 31, 2012 continued to include significant write-downs on properties going to foreclosure to reflect current collateral values. Commercial, financial, and agricultural net charge offs decreased $818,000 from $767,000 for the three months ended March 31, 2011 to a net recovery of $51,000 for the three months ended March 31, 2012. Real estate construction—residential net charge-offs decreased $1,518,000 from $1,486,000 for the three months ended March 31, 2011 to a net recovery of $32,000 for the three months ended March 31, 2012. Real estate construction – residential net charge–offs during 2011 were primarily due to charge-offs taken on two credits for which management had specifically reserved $2,000,000 as of December 31, 2010. Real estate mortgage—residential net charge-offs decreased $928,000 to $103,000 for the three months ended March 31, 2012 from $1,031,000 for the three months ended March 31, 2011. Partially offsetting these decreases, real estate mortgage—commercial loan net charge-offs increased $209,000 to $785,000 at March 31, 2012 representing 90% of total net charges-offs for the three months ended March 31, 2012. This net charge off primarily related to one significant commercial loan relationship that went to foreclosure during the first quarter of 2012 totaling $594,000.

The allowance for loan losses is available to absorb probable loan losses regardless of the category of loans to be charged off. The allowance for loan losses consists of asset-specific reserves, and general reserves based on incurred loss estimates and unallocated reserves.

The asset-specific reserve component applies to loans evaluated individually for impairment and is primarily based on management’s best estimate of proceeds from liquidating collateral. The majority of our nonperforming loans are secured by real estate collateral. The actual timing and amount of repayments and the ultimate realizable value of the collateral may differ from management’s estimate.

The general reserve component is determined by applying percentages to pools of loans by asset type. These percentages are determined by using historical loss percentages. These incurred loss estimates are sensitive to changes in delinquency status, realizable value of collateral, and other risk factors.

The unallocated portion of the allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the asset-specific component and the incurred loss component discussed above. The evaluation of inherent loss with respect to these qualitative conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. Conditions evaluated in connection with the unallocated portion of the allowance include general economic and business conditions affecting our key lending areas, credit quality trends (including trends in substandard loans expected to result from existing conditions), collateral values, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of our internal loan review department. Management believes that based on detailed analysis of each credit risk inherent to our loan portfolio and the value of any associated collateral, that the allowance for loan losses at March 31, 2012 is a reasonable estimate of probable losses incurred at that date.

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

The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,722	$1,804
Real estate construction - residential	727	1,188
Real estate construction - commercial	1,410	1,562
Real estate mortgage - residential	3,563	3,251
Real estate mortgage - commercial	5,976	5,734
Installment loans to individuals	237	267
Unallocated	5	3

Total	$14,640	$13,809

Percent of categories to total loans:
Commercial, financial, and agricultural	15.3%	15.3%
Real estate construction - residential	2.3	3.6
Real estate construction - commercial	4.9	5.7
Real estate mortgage - residential	25.8	24.1
Real estate mortgage - commercial	48.3	47.8
Installment loans to individuals	3.4	3.5

Total	100.0%	100.0%

Our Company’s allowance for loan losses increased $831,000 from December 31, 2011 to March 31, 2012. The overall increase of the allowance for loan losses primarily consisted of a $918,000 increase in the allocation for commercial, financial, and agricultural loans, and a $312,000 increase in the allocation for real estate mortgage – commercial loans, and was partially offset by a $461,000 decrease in the allocation for real estate construction – residential loans. The ratio of the allowance for loan losses to nonperforming loans was 29.45% at March 31, 2012 compared to 25.73% at December 31, 2011.

At March 31, 2012, management determined that $14,635,000 of the $14,640,000 total allowance for loan losses represented asset-specific and incurred loss components and $5,000 was unallocated. This compares to $13,806,000 of the $13,809,000 total allowance for loan losses allocated to asset-specific and incurred loss components and $3,000 that was unallocated at December 31, 2011. Management’s analysis of assessing the general reserve portion of the allowance for loan losses on a detailed level by homogeneous loan categories for loans not considered impaired, measures reserve requirements based on historical loss experiences for these certain types of loans and loan grades for the past twelve quarters.

The following table is a summary of the general and specific allocations within the allowance for loan losses:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Allocation of allowance for loan losses:
Specific reserve allocation for impaired loans	$4,823	$3,747
General reserve allocation for all other non-impaired loans	9,817	10,062

Total	$14,640	$13,809

The asset-specific reserve component of our allowance for loan losses at March 31, 2012 was determined by using fair values of the underlying collateral through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. The general reserve component of our allowance for loan losses at March 31, 2012 was determined by calculating historical loss percentages for various loan categories over the previous twelve quarters. Management determined that the previous twelve quarters were reflective of the loss characteristics of our Company’s loan portfolio during the recent economic downturn. Management realizes there are inherent weaknesses in relying solely on historical loss percentages and also considers qualitative factors in determining the allowance for loan losses. Internal factors management considers consist of underwriting standards, nature and volume of loans, lending staff experience, volume and severity of delinquencies and classified loans, loan review quality, value of underlying collateral, and concentrations of credit. Management also considers external factors such as economic conditions, market segments, regulatory and legal considerations, and competition. During the third quarter of 2011, management elected to further refine the methodology by distributing the previous quarter’s unallocated reserve throughout the call report classes of loans by adding qualitative adjustments in addition to the historical loss rate applied to determine the expected probable loss requirement for the current portfolio. The specific and general allocations represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2012, $4,823,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $49,718,000 compared to $3,747,000 of our Company’s allowance for loan losses allocated to impaired loans totaling approximately $53,619,000 at December 31, 2011. Based upon detailed analysis of all impaired loans, management has determined that $18,807,000, or 38%, of impaired loans required no reserve allocation at March 31, 2012 compared to $23,223,000, or 43%, at December 31, 2011.

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

Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and excess reserves held at the Federal Reserve as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Federal funds sold	$75	$75
Federal Reserve—excess reserves	44,315	19,997
Available for sale investment securities	229,154	213,806

Total	$273,544	$233,878

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $229,154,000 at March 31, 2012 and included an unrealized net gain of $5,453,000. The portfolio includes maturities of approximately $5,701,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base.

Our Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law.

At March 31, 2012 total investment securities pledged for these purposes were as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$1,614	$1,819
Repurchase agreements	26,175	29,656
Other Deposits	150,177	140,972

Total pledged, at fair value	$177,966	$172,447

At March 31, 2012 and December 31, 2011, our Company’s unpledged securities in the available for sale portfolio totaled approximately $51,188,000 and $41,359,000, respectively.

Liquidity is available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At March 31, 2012, such deposits totaled $582,727,000 and represented 58.7% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $410,378,000 at March 31, 2012. These accounts are normally considered more volatile and higher costing representing 41.3% of total deposits at March 31, 2012.

(dollars in thousands)	March 31, 2012	December 31, 2011
Core deposit base:
Non-interest bearing demand	$166,475	$159,187
Interest checking	196,464	169,452
Savings and money market	219,788	215,147

Total	$582,727	$543,786

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

(dollars in thousands)	March 31, 2012	December 31, 2011
Borrowings:
Securities sold under agreements to repurchase	$22,748	$24,516
FHLB advances	28,345	28,410
Subordinated notes	49,486	49,486

Total	$100,579	$102,412

Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of March 31, 2012, under agreements with these unaffiliated banks, the Bank may borrow up to $15,000,000 in federal funds on an unsecured basis and $14,732,000 on a secured basis. There were no federal funds purchased outstanding at March 31, 2012. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At March 31, 2012 there was $22,748,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2012. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2012, the Bank had $28,345,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral. The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company at March 31, 2012:

	March 31, 2012
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines
Advance equivalent	$257,096	$1,582	$16,315
Advances outstanding	(28,345)	—	—
Letters of credit issued	(206)	—	—

Total	$228,545	$1,582	$16,315

At March 31, 2012, loans with a market value of $421,906,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2012, investments with a market value of $18,214,000 were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $63,567,000 at March 31, 2012 compared to $43,209,000 at December 31, 2011. The $20,358,000 increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2012. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $5,299,000 for the three months ended March 31, 2012.

Investing activities consisting, mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $17,378,000. The cash outflow primarily consisted of $41,291,000 purchases of investment securities and a $2,396,000 increase in the loan portfolio. Partially offsetting this increase was $25,621,000 in proceeds from maturities, calls, and pay-downs of investment securities and $1,195,000 in proceeds from sales of other real estate owned and repossessions

Financing activities provided cash of $32,437,000, resulting primarily from a $27,592,000 net increase in time deposits and interest-bearing transaction accounts and a $7,289,000 increase in demand deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2012.

In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. Our Company had $119,709,000 in unused loan commitments and standby letters of credit as of March 31, 2012. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. For the three months ended March 31, 2012 and 2011, respectively, our Company paid cash dividends to its common and preferred shareholders totaling $611,000 and $602,000. At March 31, 2012 and 2011, our Company had cash and cash equivalents totaling $11,661,000 and $13,282,000 respectively.

Capital Management

Our Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our Company’s consolidated financial statements. Under capital adequacy guidelines, our Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of our Company and the Bank are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require our Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of March 31, 2012 and December 31, 2011, our Company and the Bank each met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios for our Company and the Bank as of March 31, 2012 and December 31, 2011 follows:

			Minimum		Well-Capitalized
	Actual		Capital requirements		Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital (to risk-weighted assets):
Company	$160,860	18.28%	$70,414	8.00%	—	—
Hawthorn Bank	132,399	15.33	69,111	8.00	$86,388	10.00%

Tier I capital (to risk-weighted assets):
Company	$136,015	15.45%	$35,207	4.00%	—	—
Hawthorn Bank	121,559	14.07	34,555	4.00	$51,833	6.00%

Tier I capital (to adjusted average assets):
Company	$136,015	11.43%	$35,708	3.00%	—	—
Hawthorn Bank	119,498	10.42	35,000	3.00	$58,333	5.00%

December 31, 2011
Total capital (to risk-weighted assets):
Company	$159,768	18.03%	$70,905	8.00%	—	—
Hawthorn Bank	130,398	15.00	69,567	8.00	$86,959	10.00%

Tier I capital (to risk-weighted assets):
Company	$134,391	15.16%	$35,453	4.00%	—	—
Hawthorn Bank	119,498	13.74	34,784	4.00	$52,175	6.00%

Tier I capital (to adjusted average assets):
Company	$134,391	11.52%	$34,993	3.00%	—	—
Hawthorn Bank	119,498	10.45	34,309	3.00	$57,181	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2012 our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2012:

(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5 years or no stated Maturity	Total
ASSETS
Investment securities	$36,969	$49,694	$62,740	$32,098	$23,975	$23,678	$229,154
Interest-bearing deposits	44,572	—	—	—	—	—	44,572
Other restricted investments	4,332	—	—	—	—	—	4,332
Federal funds sold and securities purchased under agreements to resell	75	—	—	—	—	—	75
Loans	431,213	172,177	132,965	29,394	51,049	23,141	839,939

Total	$517,161	$221,871	$195,705	$61,492	$75,024	$46,819	$1,118,072

LIABILITIES

Savings, Now deposits	$—	$—	$185,739	$—	$—	$—	$185,739
Rewards checking, Super Now, money market deposits	230,512					—	230,512
Time deposits	264,516	89,384	34,539	10,185	11,754	—	410,378
Federal funds purchased and securities sold under agreements to repurchase	22,748	—	—	—	—	—	22,748
Subordinated notes	49,486	—	—	—	—	—	49,486
Other borrowed money	18,277	10,068	—	—	—	—	28,345

Total	$585,539	$99,452	$220,278	$10,185	$11,754	$—	$927,208

Interest-sensitivity GAP
Periodic GAP	$(68,378)	$122,419	$(24,573)	$51,307	$63,270	$46,819	$190,864

Cumulative GAP	$(68,378)	$54,041	$29,468	$80,775	$144,045	$190,864	$190,864

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.88	2.23	0.89	6.04	6.38	NM	1.21
Cumulative GAP	0.88	1.08	1.03	1.09	1.16	1.21	1.21

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on our Company’s operations for the three months ended March 31, 2012.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2012. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Balance Sheet In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effects or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. These amendments are effective for annual periods beginning on or after January 3, 2013, and interim periods within those annual periods and retrospectively require disclosures for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on our Company’s consolidated financial statements.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is set forth in Note 13, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A. Risk Factors	None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3. Defaults Upon Senior Securities	None

Item 4. Mine Safety Disclosures	None

Item 5. Other Information	None

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

18.1	Preferability letter of independent registered public accounting firm regarding change in accounting principle.

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 15, 2012	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 15, 2012	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2012 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	*	*

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	*	*

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	*	*

4.1

Specimen certificate representing shares of our Company’s

$1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

		*	*

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	*	*

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	*	*

18.1	Preferability letter of independent registered public accounting firm regarding change in accounting principle.	58

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	59

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	60

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	61

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	62

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)	*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
**	Incorporated by reference.