Form 10-Q
period 2012-06-30
HAWTHORN BANCSHARES, INC.
filed 2012-08-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 14, 2012, the registrant had 4,839,114 shares of common stock, par value $1.00 per share, outstanding

Page 1 of 66 pages

Index to Exhibits located on page 61

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Loans	$844,104,983	$842,930,548
Allowances for loan losses	(15,313,584)	(13,809,224)

Net loans	828,791,399	829,121,324

Investment in available-for-sale securities, at fair value	228,269,741	213,806,001
Federal funds sold and securities purchased under agreements to resell	75,000	75,000
Cash and due from banks	40,329,180	43,134,530
Premises and equipment - net	37,350,456	37,953,372
Other real estate owned and repossessed assets - net	21,582,893	16,020,023
Accrued interest receivable	5,280,353	5,340,610
Mortgage servicing rights	2,666,498	2,308,377
Intangible assets - net	336,710	542,746
Cash surrender value - life insurance	2,097,824	2,064,452
Other assets	20,439,155	20,794,988

Total assets	$1,187,219,209	$1,171,161,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand	$169,124,794	$159,186,859
Savings, interest checking and money market	402,529,604	384,598,688
Time deposits $100,000 and over	130,193,612	139,504,648
Other time deposits	282,730,595	274,933,958

Total deposits	984,578,605	958,224,153

Federal funds purchased and securities sold under agreements to repurchase	23,843,510	24,516,277
Subordinated notes	49,486,000	49,486,000
Federal Home Loan Bank advances	28,280,725	28,409,989
Accrued interest payable	1,427,066	1,054,202
Other liabilities	7,461,732	6,895,029

Total liabilities	1,095,077,638	1,068,585,650

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 1,000,000 shares authorized;
Issued 18,255 shares and 30,255, respectively, $1,000 per share liquidation value, net of discount	17,833,215	29,317,716
Common stock, $1 par value
Authorized 15,000,000 shares; issued 4,814,852 shares respectively	4,814,852	4,814,852
Surplus	31,992,617	30,265,992
Retained earnings	39,570,876	40,354,112
Accumulated other comprehensive income, net of tax	1,446,829	1,339,919
Treasury stock; 161,858 shares, at cost	(3,516,818)	(3,516,818)

Total stockholders’ equity	92,141,571	102,575,773

Total liabilities and stockholders’ equity	$1,187,219,209	$1,171,161,423

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$10,944,089	$11,991,200	$22,186,297	$24,078,842
Interest on debt securities:
Taxable	1,084,854	1,342,958	2,201,283	2,497,854
Nontaxable	227,439	254,093	462,083	529,901
Interest on federal funds sold and securities purchased under agreements to resell	20	25	35	62
Interest on interest-bearing deposits	15,627	11,695	36,900	32,288
Dividends on other securities	24,761	40,661	56,137	84,361

Total interest income	12,296,790	13,640,632	24,942,735	27,223,308

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	328,064	447,813	653,498	931,504
Time deposit accounts $100,000 and over	308,900	432,649	537,566	895,821
Other time deposit accounts	1,004,691	1,315,987	1,788,696	2,738,789
Interest on federal funds purchased and securities sold under agreements to repurchase	4,755	12,628	9,444	25,983
Interest on subordinated notes	344,741	323,016	698,752	725,177
Interest on Federal Home Loan Bank advances	133,669	326,008	268,048	642,967

Total interest expense	2,124,820	2,858,101	3,956,004	5,960,241

Net interest income	10,171,970	10,782,531	20,986,731	21,263,067
Provision for loan losses	1,500,000	1,883,334	3,200,000	3,633,336

Net interest income after provision for loan losses	8,671,970	8,899,197	17,786,731	17,629,731

NON-INTEREST INCOME
Service charges on deposit accounts	1,459,564	1,419,272	2,707,581	2,729,763
Trust department income	224,532	228,771	436,363	423,866
Gain on sale of mortgage loans, net	475,317	215,996	993,961	462,230
Other	283,747	314,585	275,551	614,845

Total non-interest income	2,443,160	2,178,624	4,413,456	4,230,704

NON-INTEREST EXPENSE
Salaries and employee benefits	4,897,918	4,333,620	9,704,166	9,010,693
Occupancy expense, net	640,911	584,685	1,287,552	1,223,049
Furniture and equipment expense	467,535	509,104	970,658	1,015,783
FDIC insurance assessment	258,730	396,266	502,581	875,013
Legal, examination, and professional fees	259,193	307,105	595,915	797,609
Advertising and promotion	218,025	269,700	461,852	501,875
Postage, printing, and supplies	279,340	295,774	543,330	564,481
Processing expense	1,011,100	812,808	1,778,856	1,634,885
Other real estate expense	1,015,079	548,436	1,596,022	1,040,869
Other	1,049,868	950,627	2,136,937	1,721,592

Total non-interest expense	10,097,699	9,008,125	19,577,869	18,385,849

Income before income taxes	1,017,431	2,069,696	2,622,318	3,474,586
Income tax expense	277,400	661,202	431,552	1,112,475

Net income	740,031	1,408,494	2,190,766	2,362,111
Preferred stock dividends	295,723	382,390	665,506	752,173
Accretion of discount on preferred stock	396,380	119,118	515,499	238,237

Net income available to common shareholders	$47,928	$906,986	$1,009,761	$1,371,701

Basic earnings per share	$0.01	$0.19	$0.21	$0.28
Diluted earnings per share	$0.01	$0.19	$0.21	$0.28

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$740,031	$1,408,494	$2,190,766	$2,362,111
Other comprehensive income, net of tax
Unrealized gain on debt securities available-for-sale, net of tax	133,055	1,568,024	54,753	1,639,760
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	26,079	11,991	52,157	23,982

Total other comprehensive income	159,134	1,580,015	106,910	1,663,742

Total comprehensive income	$899,165	$2,988,509	$2,297,676	$4,025,853

See accompanying notes to the unaudited consolidated financial statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stock - holders’ Equity
Balance, January 1, 2011	$28,841,242	$4,635,891	$28,928,545	$41,857,302	$742,149	$(3,516,818)	$101,488,311

Net income	—	—	—	2,362,111	—	—	2,362,111

Other comprehensive income	—	—	—	—	1,663,742	—	1,663,742
Stock based compensation expense	—	—	33,877	—	—	—	33,877
Accretion of preferred stock discount	238,237	—	—	(238,237)	—	—	—
Stock dividend	—	—	1,458,534	(1,458,534)	—	—	—
Cash dividends declared, preferred stock	—	—	—	(756,376)	—	—	(756,376)
Cash dividends declared, common stock	—	—	—	(447,404)	—	—	(447,404)

Balance, June 30, 2011	$29,079,479	$4,635,891	$30,420,956	$41,318,862	$2,405,891	$(3,516,818)	$104,344,261

Balance, December 31, 2011	$29,317,716	4,814,852	30,265,992	40,354,112	1,339,919	(3,516,818)	$102,575,773

Cumulative effect of change in accounting principle	—	—	—	459,890	—	—	459,890
Balance, January 1, 2012	$29,317,716	$4,814,852	$30,265,992	$40,814,002	$1,339,919	$(3,516,818)	$103,035,663

Net income	—	—	—	2,190,766	—	—	2,190,766

Other comprehensive income	—	—	—	—	106,910	—	106,910
Stock based compensation expense	—	—	19,906	—	—	—	19,906
Accretion of preferred stock discount	515,499	—	—	(515,499)	—	—	—
Redemption of 12,000 shares of preferred stock	(12,000,000)	—	—	—	—	—	(12,000,000)
Stock dividend	—	—	1,706,719	(1,706,719)	—	—	—
Cash dividends declared, preferred stock	—	—	—	(746,375)	—	—	(746,375)
Cash dividends declared, common stock	—	—	—	(465,299)	—	—	(465,299)

Balance, June 30, 2012	$17,833,215	$4,814,852	$31,992,617	$39,570,876	$1,446,829	$(3,516,818)	$92,141,571

See accompanying notes to the unaudited consolidated financial statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,190,766	$2,362,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200,000	3,633,336
Depreciation expense	1,002,347	963,122
Net amortization of debt securities, premiums, and discounts	548,876	406,130
Amortization of intangible assets	206,036	226,713
Stock based compensation expense	19,906	33,877
Change in fair value of mortgage servicing rights	711,978	—
(Gain) loss on sales and dispositions of premises and equipment	(60,116)	667
(Gain) loss on sales and dispositions of other real estate owned and repossessions	(75,093)	258,885
Provision for other real estate owned	739,412	440,805
Decrease in accrued interest receivable	60,257	61,345
Increase in cash surrender value - life insurance	(33,372)	(34,232)
Decrease in other assets	267,680	277,522
(Increase) decrease in income tax receivable	(687,408)	1,112,475
Increase in accrued interest payable	372,864	199,491
Increase in other liabilities	823,104	777,683
Origination of mortgage loans for sale	(38,363,488)	(23,115,786)
Proceeds from the sale of mortgage loans	40,437,045	22,336,960
Gain on sale of mortgage loans, net	(993,961)	(462,230)
Decrease in net deferred tax asset	33,346	15,332
Other, net	52,157	23,982

Net cash provided by operating activities	10,452,336	9,518,188

Cash flows from investing activities:
Net (increase) decrease in loans	(13,260,765)	20,636,247
Purchase of available-for-sale debt securities	(63,135,227)	(83,043,472)
Proceeds from maturities of available-for-sale debt securities	21,927,370	19,097,740
Proceeds from calls of available-for-sale debt securities	26,285,000	25,508,000
Proceeds from sales of FHLB stock	97,000	1,077,100
Purchases of premises and equipment	(843,180)	(1,487,479)
Proceeds from sales of premises and equipment	247,464	34,249
Proceeds from sales of other real estate owned and repossessions	3,083,905	3,421,481

Net cash used by investing activities	(25,598,433)	(14,756,134)

Cash flows from financing activities:
Net increase in demand deposits	9,937,935	10,390,244
Net increase in interest-bearing transaction accounts	17,930,916	6,971,783
Net decrease in time deposits	(1,514,399)	(1,952,085)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(672,767)	(1,378,786)
Repayment of Federal Home Loan Bank advances	(129,264)	(23,329,310)
Redemption of 12,000 shares of preferred stock	(12,000,000)	—
Cash dividends paid - preferred stock	(746,375)	(756,376)
Cash dividends paid - common stock	(465,299)	(447,404)

Net cash provided (used) by financing activities	12,340,747	(10,501,934)

Net decrease in cash and cash equivalents	(2,805,350)	(15,739,880)
Cash and cash equivalents, beginning of year	43,209,530	50,979,800

Cash and cash equivalents, end of year	$40,404,180	$35,239,920

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)(unaudited)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,951,832	$5,760,750
Income taxes	$1,260,000	$—
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$9,311,094	$5,943,302

See accompanying notes to unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (our Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. Our Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, our Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of our Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instruction to Form 10-Q, and Rule 10-01 of Regulation S-X. According the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following represents significant new accounting principles adopted in 2012:

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

Fair Value Measurements In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs), to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and IFRS. The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. Our Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on our Company’s Consolidated Financial Statements. See Notes 11 and 12 to the Consolidated Financial Statements for the enhanced disclosures required by ASU No. 2011-04.

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

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Our Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended June 30, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on our Company’s statements of income and condition.

Servicing Financial Assets On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. Consistent with ASC 860-50-35-3d, an entity may make an irrevocable decision to subsequently measure a class of servicing assets and servicing liabilities at fair value at the beginning of any fiscal year. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, net of tax in the amount of $281,868, which was recorded as an increase to beginning retained earnings, as further described in Note 5 to the consolidated financial statements. As such, effective January 1, 2012, the change in the fair value of mortgage servicing rights are recognized in earnings in the period for which the change occurs. The newly adopted accounting principle is preferable in the circumstances because the fair value measurement method will produce financial information and results more directly aligned with the performance of mortgage servicing rights.

The complete set of significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Dividend On July 1, 2012, our Company paid a special stock dividend of four percent to common shareholders of record at the close of business on June 15, 2012. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect this change.

(2)	Loans and Allowance for Loan Losses

A summary of loans, by major class within our Company’s loan portfolio, at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
	2012	2011
Commercial, financial, and agricultural	$128,857,496	$128,555,173
Real estate construction - residential	19,830,700	30,201,198
Real estate construction - commercial	42,841,472	47,696,759
Real estate mortgage - residential	220,334,153	203,454,204
Real estate mortgage - commercial	404,469,004	402,960,327
Installment and other consumer	27,591,103	29,883,986
Unamortized loan origination fees and costs, net	181,055	178,901

Total loans	$844,104,983	$842,930,548

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles. At June 30, 2012, loans with a carrying value of $453,772,000 were pledged to Federal Home Loan Bank as collateral for borrowings and letters of credit.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for loan losses

The following is a summary of the allowance for loan losses for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, 2012
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total

Balance, beginning of period	$2,722	$727	$1,410	$3,563	$5,976	$237	$5	$14,640

Additions:
Provision for loan losses	363	(54)	211	380	525	63	12	1,500

Deductions:
Loans charged off	69	—	—	422	438	132	—	1,061
Less recoveries on loans	(29)	(36)	(23)	(39)	(44)	(64)	—	(235)

Net loans charged off	40	(36)	(23)	383	394	68	—	826

Balance, end of period	$3,045	$709	$1,644	$3,560	$6,107	$232	$17	$15,314

	For the Six Months Ended June 30, 2012
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total

Balance, beginning of period	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809

Additions:
Provision for loan losses	1,230	(546)	59	795	1,552	96	14	3,200

Deductions:
Loans charged off	104	—	—	577	1,300	271	—	2,252
Less recoveries on loans	(115)	(67)	(23)	(91)	(121)	(140)	—	(557)

Net loans charged off	(11)	(67)	(23)	486	1,179	131	—	1,695

Balance, end of period	$3,045	$709	$1,644	$3,560	$6,107	$232	$17	$15,314

	For the Three Months Ended June 30, 2011
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total

Balance, beginning of period	$2,257	$991	$1,356	$3,118	$3,709	$223	$748	$12,402

Additions:
Provision for loan losses	313	(6)	(276)	306	1,264	62	220	1,883

Deductions:
Loans charged off	45	—	—	466	160	138	—	809
Less recoveries on loans	(8)	(1)	(250)	(32)	(24)	(72)	—	(387)

Net loans charged off	37	(1)	(250)	434	136	66	—	422

Balance, end of period	$2,533	$986	$1,330	$2,990	$4,837	$219	$968	$13,863

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30, 2011
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

The following table provides the balance in the allowance for loan losses at June 30, 2012 and December 31, 2011, and the related loan balance by impairment methodology. Loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, troubled debt restructurings, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb credit losses.

	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
June 30, 2012

Allowance for loan losses:
Individually evaluated for impairment	$1,595,235	$59,493	$576,373	$720,537	$2,141,184	$—	$—	$5,092,822
Collectively evaluated for impairment	1,449,561	650,002	1,067,655	2,838,972	3,966,186	231,593	16,793	10,220,762

Total	$3,044,796	$709,495	$1,644,028	$3,559,509	$6,107,370	$231,593	$16,793	$15,313,584

Loans outstanding:
Individually evaluated for impairment	$6,385,611	$280,267	$8,008,355	$4,979,777	$25,106,094	$—	$—	$44,760,104
Collectively evaluated for impairment	122,471,885	19,550,433	34,833,117	215,354,376	379,362,910	27,772,158	—	799,344,879

Total	$128,857,496	$19,830,700	$42,841,472	$220,334,153	$404,469,004	$27,772,158	$—	$844,104,983

December 31, 2011

Allowance for loan losses:
Individually evaluated for impairment	$238,840	$166,300	$379,921	$653,279	$2,309,226	$—	$—	$3,747,566
Collectively evaluated for impairment	1,565,342	1,021,221	1,182,057	2,598,203	3,424,849	266,990	2,996	10,061,658

Total	$1,804,182	$1,187,521	$1,561,978	$3,251,482	$5,734,075	$266,990	$2,996	$13,809,224

Loans outstanding:
Individually evaluated for impairment	$4,427,673	$1,146,794	$7,867,059	$6,569,367	$33,440,384	$—	$—	$53,451,277
Collectively evaluated for impairment	124,127,500	29,054,404	39,829,700	196,884,837	369,519,943	30,062,887	—	789,479,271

Total	$128,555,173	$30,201,198	$47,696,759	$203,454,204	$402,960,327	$30,062,887	$—	$842,930,548

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Impaired loans

Impaired loans totaled $44,918,658 and $53,619,534 at June 30, 2012 and December 31, 2011 respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings.

The categories of impaired loans at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Non-accrual loans	$39,529,906	$46,402,747
Troubled debt restructurings continuing to accrue interest	5,388,752	7,216,787

Total impaired loans	$44,918,658	$53,619,534

The following tables provide additional information about impaired loans at June 30, 2012 and December 31, 2011, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided:

	Recorded Investment	Unpaid Principal Balance	Related Allowance

At June 30, 2012
With no related allowance recorded:
Commercial, financial and Agricultural	$2,547,912	$2,648,404	$—
Real estate - construction residential	90,794	117,000	—
Real estate - construction commercial	1,878,980	2,101,438	—
Real estate - residential	1,998,725	2,610,655	—
Real estate - commercial	10,122,800	14,368,535	—
Consumer	158,554	183,507	—

Total	$16,797,765	$22,029,539	$—

With an allowance recorded:
Commercial, financial and Agricultural	$3,837,699	$3,923,371	$1,595,235
Real estate - construction residential	189,473	192,303	59,493
Real estate - construction commercial	6,129,375	6,226,322	576,373
Real estate - residential	2,981,052	3,111,412	720,537
Real estate - commercial	14,983,294	15,449,609	2,141,184

Total	$28,120,893	$28,903,017	$5,092,822

Total impaired loans	$44,918,658	$50,932,556	$5,092,822

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Unpaid
	Recorded Investment	Principal Balance	Related Allowance
At December 31, 2011
With no related allowance recorded:
Commercial, financial and Agricultural	$3,546,088	$3,625,113	$—
Real estate - construction residential	584,034	788,152	—
Real estate - construction commercial	1,458,346	1,755,248	—
Real estate - residential	2,315,344	2,653,979	—
Real estate - commercial	15,150,920	21,189,966	—
Consumer	168,257	177,332	—

Total	$23,222,989	$30,189,790	$—

With an allowance recorded:
Commercial, financial and Agricultural	$881,585	$904,168	$238,840
Real estate - construction residential	562,760	562,760	166,300
Real estate - construction commercial	6,408,713	6,448,100	379,921
Real estate - residential	4,254,023	4,265,660	653,279
Real estate - commercial	18,289,464	18,779,725	2,309,226

Total	$30,396,545	$30,960,413	$3,747,566

Total impaired loans	$53,619,534	$61,150,203	$3,747,566

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended
With no related allowance recorded:
Commercial, financial and Agricultural	$2,597,572	$21,493	$2,396,849	$—	$2,630,049	$43,105	$2,150,452	$11,074
Real estate - construction residential	93,283	—	710,681	—	254,863	6,755	1,731,871	—
Real estate - construction commercial	1,571,747	—	8,256,663	—	1,505,991	—	8,251,242	—
Real estate - residential	2,389,527	39,892	2,801,501	7,014	3,514,860	42,225	3,429,353	11,698
Real estate - commercial	12,344,559	27,762	10,539,605	—	13,439,332	59,404	9,977,051	18,040
Consumer	146,281	15	199,852	—	153,203	326	203,899	1,349

Total	$19,142,969	$89,162	$24,905,151	$7,014	$21,498,298	$151,815	$25,743,868	$42,161

With an allowance recorded:
Commercial, financial and Agricultural	$3,841,845	$7,182	$1,932,068	$2,208	$3,284,473	$14,402	$1,818,910	$4,400
Real estate - construction residential	189,473	—	171,986	—	241,527	—	172,315	—
Real estate - construction commercial	6,146,914	—	2,362,522	—	6,186,634	—	2,067,649	—
Real estate - residential	2,818,306	(23,249)	4,405,202	27,140	2,666,116	6,402	3,998,773	54,472
Real estate - commercial	15,033,149	—	19,065,164	1,648	14,496,174	—	17,998,970	3,289
Total	$28,029,687	$(16,067)	$27,936,942	$30,996	$26,874,924	$20,804	$26,056,617	$62,161

Total impaired loans	$47,172,656	$73,095	$52,842,093	$38,010	$48,373,222	$172,619	$51,800,485	$104,322

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Interest income recognized on loans in non-accrual status and contractual interest that would have been recorded had the loans performed in accordance with their original contractual terms is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractual interest due on non-accrual loans	$483,281	$612,472	$1,109,542	$1,218,908
Interest income recognized on loans in non-accrual status	(14)	32,802	32	32,840

Net reduction in interest income	$483,295	$579,670	$1,109,510	$1,186,068

The specific reserve component of our Company’s allowance for loan losses at June 30, 2012 and December 31, 2011 was determined by using fair values of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, respectively, primarily related to troubled debt restructurings, was $73,095 and $38,010, for the three months ended June 30, 2012 and 2011, and $172,619 and $104,322 for the six months ended June 30, 2012 and 2011, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due. The following table provides aging information for our Company’s past due and non-accrual loans at June 30, 2012 and December 31, 2011.

	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total

June 30, 2012
Commercial, Financial, and Agricultural	$124,367,126	$461,027	$—	$4,029,343	$128,857,496
Real Estate Construction - Residential	16,723,616	2,826,817	—	280,267	19,830,700
Real Estate Construction - Commercial	34,432,701	400,417	—	8,008,354	42,841,472
Real Estate Mortgage - Residential	214,108,119	1,642,415	195,673	4,387,946	220,334,153
Real Estate Mortgage - Commercial	380,150,636	1,652,926	—	22,665,442	404,469,004
Installment and Other Consumer	27,233,151	379,984	469	158,554	27,772,158

Total	$797,015,349	$7,363,586	$196,142	$39,529,906	$844,104,983

December 31, 2011
Commercial, Financial, and Agricultural	$126,244,521	$242,672	$—	$2,067,980	$128,555,173
Real Estate Construction - Residential	29,054,404	—	—	1,146,794	30,201,198
Real Estate Construction - Commercial	39,821,946	—	7,754	7,867,059	47,696,759
Real Estate Mortgage - Residential	195,779,337	3,513,373	8,566	4,152,928	203,454,204
Real Estate Mortgage - Commercial	371,000,415	923,704	36,479	30,999,729	402,960,327
Installment and Other Consumer	29,281,191	612,461	978	168,257	30,062,887

Total	$791,181,814	$5,292,210	$53,777	$46,402,747	$842,930,548

Credit Quality

The following table provides information about the credit quality of the loan portfolio using our Company’s internal rating system reflecting management’s risk assessment. Recent reviews by our Company’s chief credit officer identified areas of

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration. Loans are placed on watch status when (1) one or more weaknesses which could jeopardize timely liquidation exits; or (2) the margin or liquidity of an asset is sufficiently tenuous that adverse trends could result in a collection problem. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that our Company may sustain some loss if the deficiencies are not corrected. It is our Company's policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful. Loans are placed on non-accrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) payment of principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis.

	Commercial	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total

At June 30, 2012
Watch	$13,873,941	$3,757,426	$7,569,536	$20,750,281	$26,084,889	$529,356	$72,565,429
Substandard	5,700,952	2,647,446	695,529	5,701,348	13,848,780	453,927	29,047,982
Non-accrual	4,029,343	280,267	8,008,354	4,387,946	22,665,442	158,554	39,529,906

Total	$23,604,236	$6,685,139	$16,273,419	$30,839,575	$62,599,111	$1,141,837	$141,143,317

At December 31, 2011
Watch	$22,206,456	$9,644,326	$9,337,768	$13,231,006	$24,392,448	$557,278	$79,369,282
Substandard	4,141,582	842,063	1,189,122	4,268,914	8,003,868	444,003	18,889,552
Non-accrual	2,067,980	1,146,794	7,867,059	4,152,928	30,999,729	168,257	46,402,747

Total	$28,416,018	$11,633,183	$18,393,949	$21,652,848	$63,396,045	$1,169,538	$144,661,581

Troubled Debt Restructurings

At June 30, 2012, loans classified as troubled debt restructurings (TDRs) totaled $28,327,786, of which $22,939,034 was on non-accrual status and $5,388,752 was on accrual status. At December 31, 2011, loans classified as TDRs totaled $32,165,238, of which $24,948,451 was on non-accrual status and $7,216,787 was on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1,582,679 and $1,522,422 were allocated to the allowance for loan losses at June 30, 2012 and December 31, 2011, respectively.

The following table summarizes loans that were modified as TDRs during the six months ended June 30, 2012:

	The Six Months Ended June 30, 2012
	Recorded Investment (1)
	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$188,036	$196,061
Real estate construction - commercial	1	43,379	43,379

Total	2	$231,415	$239,440

(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

According to guidance provided in ASC subtopic 310-40, Troubled Debt Restructurings by Creditors, a loan restructuring or modification of terms is a TDR if the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Our Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. Our Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the three months ended June 30, 2012 there were no new loans meeting the TDR criteria. During the six months ended June 30, 2012, two loans meeting the TDR criteria were modified. There were no loans modified as a TDR that defaulted during the three and six months ended June 30, 2012, and within twelve months of their modification date.

(3)	Real Estate Acquired in Settlement of Loans

	June 30, 2012	December 31, 2011
Commercial	$17,150	$17,150
Real estate construction - residential	191,907	306,863
Real estate construction - commercial	13,453,182	13,649,784
Real estate mortgage - residential	1,737,614	2,120,721
Real estate mortgage - commercial	13,400,266	6,623,580

Total	$28,800,119	$22,718,098
Less valuation allowance for other real estate owned	(7,473,763)	(6,976,985)

Total	$21,326,356	$15,741,113

Balance at December 31, 2011	$22,718,098

Additions	9,166,963
Proceeds from sales	(2,915,596)
Charge-offs against the valuation allowance for other real estate owned	(242,634)
Net gain on sales	73,288

Total other real estate owned	$28,800,119
Less valuation allowance for other real estate owned	(7,473,763)

Balance at June 30, 2012	$21,326,356

During the six months ended June 30, 2012, net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $1,670,000.

Activity in the valuation allowance for other real estate owned in settlement of loans for the three months and six months ended June 30, 2012 and 2011, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$7,189,793	$6,319,098	$6,976,985	$6,158,433
Provision for other real estate owned	485,687	280,140	739,412	440,805
Charge-offs	(201,717)	(62,631)	(242,634)	(62,631)

Balance, end of period	$7,473,763	$6,536,607	$7,473,763	$6,536,607

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

A summary of investment securities by major category, at fair value, consisted of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
U.S. treasury	$2,040,781	$2,054,102
Government sponsored enterprises	71,048,653	70,313,978
Asset-backed securities	120,889,297	107,328,618
Obligations of states and political subdivisions	34,291,010	34,109,303

Total available for sale securities	$228,269,741	$213,806,001

All of our Company’s investment securities are classified as available for sale, as discussed in more detail below. Asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored agencies such as the FHLMC, FNMA and GNMA. Our Company does not invest in subprime originated mortgage-backed or collateralized debt obligation instruments.

Investment securities which are classified as restricted equity securities primarily consist of Federal Home Loan Bank stock and our Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $4,287,850 and $4,384,850, as of June 30, 2012 and December 31, 2011 respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2012 and December 31, 2011 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2012

U.S. Treasury	$1,999,725	$41,056	$—	$2,040,781
Government sponsored enterprises	70,281,580	768,340	1,267	71,048,653
Asset-backed securities	117,286,545	3,652,551	49,799	120,889,297
Obligations of states and political subdivisions	33,030,619	1,279,639	19,248	34,291,010

Total available for sale securities	$222,598,469	$5,741,586	$70,314	$228,269,741

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011

U.S. Treasury	$1,999,643	$54,459	$—	$2,054,102
Government sponsored enterprises	69,703,105	628,888	18,015	70,313,978
Asset-backed securities	103,805,717	3,546,712	23,811	107,328,618
Obligations of states and political subdivisions	32,716,023	1,393,874	594	34,109,303

Total available for sale securities	$208,224,488	$5,623,933	$42,420	$213,806,001

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Fair value
Due in one year or less	$1,938,269	$1,957,432
Due after one year through five years	80,295,955	81,442,563
Due after five years through ten years	22,326,908	23,169,861
Due after ten years	750,792	810,588

	105,311,924	107,380,444
Asset-backed securities	117,286,545	120,889,297

Total	$222,598,469	$228,269,741

Debt securities with carrying values aggregating approximately $166,160,000 and $172,447,000 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011, were as follows:

	Less than 12 months		12 months or more			Total
At June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investment Positions	Fair Value	Unrealized Losses
Government sponsored enterprises	$2,998,733	$(1,267)	$—	$—	3	$2,998,733	(1,267)
Asset-backed securities	14,487,776	(49,799)	—	—	15	14,487,776	$(49,799)
Obligations of states and political subdivisions	2,701,689	(19,029)	150,290	(219)	9	2,851,979	(19,248)

	$20,188,198	$(70,095)	$150,290	$(219)	27	$20,338,488	$(70,314)

	Less than 12 months		12 months or more			Total
At December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investment Positions	Fair Value	Unrealized Losses
Government sponsored enterprises	$13,250,239	$(18,015)	$—	$—	13	$13,250,239	(18,015)
Asset-backed securities	4,591,075	(23,811)	—	—	5	4,591,075	$(23,811)
Obligations of states and political subdivisions	229,089	(300)	150,279	(294)	2	379,368	(594)

	$18,070,403	$(42,126)	$150,279	$(294)	20	$18,220,682	$(42,420)

Our Company’s available for sale portfolio consisted of approximately 393 securities at June 30, 2012. One of these securities with an unrealized loss of $219 had been in the loss position for 12 months or longer. The unrealized loss included in other comprehensive income at June 30, 2012 was caused by interest rate fluctuations. Our Company’s available for sale portfolio consisted of approximately 365 securities at December 31, 2011. One of these securities with an unrealized loss of $294 had been in the loss position for 12 months or longer. The unrealized loss included in other comprehensive income at December 31, 2011 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at June 30, 2012 and December 31, 2011, respectively.

During the three and six months ended June 30, 2012 and 2011, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Core Deposit Intangible Asset

A summary of amortizable intangible assets at June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Core deposit intangible	$4,795,224	$(4,458,514)	$336,710	$4,795,224	$(4,252,478)	$542,746

Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of June 30, 2012 for the next five years:

Core Deposit Intangible Asset
2012	$202,026
2013	134,684
2014	—
2015	—
2016	—
2017	—

Changes in the net carrying amount of core deposit intangible assets for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$438,721	$859,483	$542,746	$977,509

Additions	—	—	—	—
Amortization	(102,011)	(108,687)	(206,036)	(226,713)

Balance at end of period	$336,710	$750,796	$336,710	$750,796

Mortgage Servicing Rights

On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings. As such, effective January 1, 2012, changes in the fair value of mortgage servicing rights are recognized in earnings in noninterest income in the period in which the change occurs and no amortization will be recognized on mortgage servicing rights going forward.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

At June 30, 2012 and December 31, 2011, our Company serviced mortgage loans for others totaling $306,483,761 and $307,016,245, respectively.

Changes in mortgage servicing rights (MSRs) for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$2,746,606	$2,327,929	$2,308,377	$2,355,990

Re-measurement to fair value upon election to measure servicing rights at fair value	—	—	741,758	—
Originated mortgage servicing rights	146,602	99,376	328,341	220,554
Changes in fair value:
Due to change in model inputs and assumptions (1)	106,045	—	275,627	—
Other changes in fair value (2)	(332,755)	—	(987,605)	—
Amortization	—	(155,390)	—	(304,629)

Balance at end of period	$2,666,498	$2,271,915	$2,666,498	$2,271,915

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time. This also includes a one time adjustment of a $538,032 correction of an immaterial prior period error due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years. If the aforementioned was corrected as of December 31, 2011, the balance at the beginning of the period would have been $1,770,345.

The key data and assumptions used in estimating the fair value of our Company’s mortgage servicing rights as of June 30, 2012 were as follows:

June 30, 2012
Weighted-Average Constant Prepayment Rate	18.13%
Weighted-Average Contractual Life (in years)	20.00
Weighted-Average Note Rate	4.49%
Weighted-Average Discount Rate	8.04%

(6)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 27.3% for the three months ended June 30, 2012 compared to 32.0% for the three months ended June 30, 2011.

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 16.5% for the six months ended June 30, 2012 compared to 32.0% for the six months ended June 30, 2011. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes were 30.6% in comparison to 32.0% for the six months ended June 30, 2012 and 2011, respectively.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not our Company will realize the benefits of these temporary differences at June 30, 2012 and, therefore, has not established a valuation reserve.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Payroll taxes	$283,947	$264,350	$579,139	$578,879
Medical plans	440,645	434,470	898,148	876,789
401k match	81,131	67,414	147,719	135,013
Pension plan	329,953	227,592	659,907	455,185
Profit-sharing	56,000	48,000	158,000	71,000
Other	124,484	58,405	173,298	99,968

Total employee benefits	$1,316,160	$1,100,231	$2,616,211	$2,216,834

Our Company’s profit-sharing plan includes a matching 401k portion, in which our Company matches the first 3% of eligible employee contributions. Our Company made annual contributions in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for Federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions.

Pension

Our Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under our Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. Our Company made $746,000 of contributions to the defined benefit plan through August 14, 2012, of which $238,000 relates to the 2011 plan year and $508,000 relates to the 2012 plan year. The minimum required contribution for the 2012 plan year is estimated to be $1,048,000. Our Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2012.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated 2012	Actual 2011

Service cost—benefits earned during the year	$1,202,624	$930,691
Interest costs on projected benefit obligations	667,642	603,903
Expected return on plan assets	(721,457)	(705,767)
Amortization of prior service cost	78,628	78,628
Amortization of unrecognized net loss	92,378	—

Net periodic pension expense	$1,319,815	$907,455

Pension expense—three months ended June 30, (actual)	$329,953	$227,592
Pension expense—six months ended June 30, (actual)	$659,907	$455,185

(8)	Stock Compensation

Our Company’s stock option plan provides for the grant of options to purchase up to 526,435 shares of our Company’s common stock to officers and other key employees of our Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except options issued in 2008 to acquire 11,133 shares that vested immediately.

The following table summarizes our Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (000)

Outstanding at January 1, 2012 *	270,634	$23.51
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(49,451)	18.19

Outstanding at June 30, 2012	221,183	$24.70	3.5	$—

Exercisable at June 30, 2012	197,928	$24.97	3.3	$—

*	Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2012

Total stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $9,000 and $12,000, respectively, and for the six months ended June 30, 2012 and 2011 was $20,000 and $34,000, respectively. As of June 30, 2012, the total unrecognized compensation expense related to non-vested stock awards was $78,000 and the related weighted average period over which it is expected to be recognized is approximately three years.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Preferred Stock

On December 19, 2008, our Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), a voluntary program that provides capital to financially healthy banks. This program was designed to attract broad participation by banking institutions to help stabilize the financial system by encouraging lending.

Participating in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 287,133 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with managements’ estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. On May 9, 2012, our Company redeemed 12,000 shares of preferred stock from the U.S. Department of Treasury by repaying $12,000,000 of the $30,255,000 CPP funds along with $140,000 of accrued and unpaid dividends on the shares redeemed. Related to these shares was an additional $300,000 of accretion that was recognized at the time of the redemption. The allocated carrying values of the senior preferred stock and common stock warrant at June 30, 2012 were $17,833,000 and $2,382,000, respectively.

The 18,255 preferred shares remaining outstanding carry a 5% cumulative dividend through December 2013 and 9% thereafter if not redeemed. Our Company intends to redeem the remaining shares by December 2013. The preferred stock generally does not have any voting rights, subject to an exception in the event our Company fails to pay dividends on the preferred stock for six or more quarterly periods, whether or not consecutive. Under such circumstances, the Treasury will be entitled to vote to elect two directors to the board until all unpaid dividends have been paid or declared and set apart for payment. Our Company is prohibited from paying any dividends with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the senior preferred stock for all past dividend periods. The Treasury Department may also transfer the senior preferred stock to a third party at any time.

The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $15.81 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheet and qualify, for regulatory capital purposes, as Tier I capital. For the six months ended June 30, 2012, our Company had declared and paid $746,000 of dividends and amortized $515,000 of accretion of the discount on preferred stock.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(10)	Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per common share:
Net income	$740,031	$1,408,494	$2,190,766	$2,362,111
Less:
Preferred stock dividends	295,723	382,390	665,506	752,173
Accretion of discount on preferred stock	396,380	119,118	515,499	238,237

Net income available to common shareholders	$47,928	$906,986	$1,009,761	$1,371,701

Basic earnings per share	$0.01	$0.19	$0.21	$0.28

Diluted earnings per common share:

Net income	$740,031	$1,408,494	$2,190,766	$2,362,111
Less:
Preferred stock dividends	295,723	382,390	665,506	752,173
Accretion of discount on preferred stock	396,380	119,118	515,499	238,237

Net income available to common shareholders	$47,928	$906,986	$1,009,761	$1,371,701

Average shares outstanding	4,839,114	4,839,114	4,839,114	4,839,114
Effect of dilutive stock options	—	—	—	—

Average shares outstanding including dilutive stock options	4,839,114	4,839,114	4,839,114	4,839,114

Diluted earnings per share	$0.01	$0.19	$0.21	$0.28

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

The following options to purchase shares during the three and six months ended June 30, 2012 and 2011 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive shares - option shares	221,183	270,835	221,183	270,835
Anti-dilutive shares - warrant shares	287,133	287,133	287,133	287,133

Total anti-dilutive shares	508,316	557,968	508,316	557,968

(11)	Fair Value Measurements

Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of June 30, 2012 and December 31, 2011, respectively, there were no transfers into or out of Levels 1-3.

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

Mortgage servicing rights

The fair value of mortgage servicing rights is based on the discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The valuation models estimate the present value of estimated future net servicing income. Our Company classifies its servicing rights as Level 3.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
June 30, 2012:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. treasury	$2,040,781	$—	$2,040,781	$—
Government sponsored enterprises	71,048,653	—	71,048,653	—
Asset-backed securities	120,889,297	—	120,889,297	—
Obligations of states and political subdivisions	34,291,010	—	34,291,010	—
Mortgage servicing rights	2,666,498			2,666,498

Total	$230,936,239	$—	$228,269,741	$2,666,498

		Fair Value Measurements
December 31, 2011:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. treasury	$2,054,102	$—	$2,054,102	$—
Government sponsored enterprises	70,313,978	—	70,313,978	—
Asset-backed securities	107,328,618	—	107,328,618	—
Obligations of states and political subdivisions	34,109,303	—	34,109,303	—

Total	$213,806,001	$—	$213,806,001	$—

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Mortgage Servicing Rights
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$2,746,606	$2,512,103
Total gains or losses (realized/unrealized):
Included in earnings	(80,108)	154,395
Included in other comprehensive income	—	—

Balance at end of period	$2,666,498	$2,666,498

Total gains or losses for the three and six months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2012	$106,045	$275,627

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2012, our Company identified $28.1 million in impaired loans that had specific allowances for losses aggregating $5.1 million. Related to these loans, there was $1.6 million in charge-offs recorded during the six months ended June 30, 2012.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
Description	Fair Value June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
Impaired loans:
Commercial, financial, & agricultural	$2,242,464	$—	$—	$2,242,464	$(48,634)
Real estate construction - residential	129,980	—	—	129,980	—
Real estate construction - commercial	5,553,002	—	—	5,553,002	—
Real estate mortgage - residential	2,260,515	—	—	2,260,515	(545,454)
Real estate mortgage - commercial	12,842,110	—	—	12,842,110	(1,022,597)

Total	$23,028,071	$—	$—	$23,028,071	$(1,616,685)

Other real estate owned and repossessed assets	$21,582,893	$—	$—	$21,582,893	$(408,527)

	Fair Value Measurements Using
Description	Fair Value December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
Impaired loans:
Commercial, financial, & agricultural	$642,745	$—	$—	$642,745	$(2,135,996)
Real estate construction - residential	396,460	—	—	396,460	(1,556,738)
Real estate construction - commercial	6,028,792	—	—	6,028,792	(279,088)
Real estate mortgage - residential	3,600,744	—	—	3,600,744	(1,509,328)
Real estate mortgage - commercial	15,980,238	—	—	15,980,238	(5,841,988)

Total	$26,648,979	$—	$—	$26,648,979	$(11,323,138)

Other real estate owned and repossessed assets	$16,020,023	$—	$—	$16,020,023	$(2,111,929)

*	Total gains (losses) reported for other real estate owned and repossessed assets includes charge offs, valuation write downs, and net losses taken during the periods reported.

(12)	Fair Value of Financial Instruments

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on the discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of our Company’s financial instruments at June 30, 2012 and December 31, 2011 is as follows:

			June 30, 2012 Fair Value Measurements
	June 30, 2012		Quoted Prices in Active Markets for Identical	Other Observable	Net Significant Unobservable	December 31, 2011
	Carrying amount	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying amount	Fair value

Assets:
Loans	$828,791,399	$825,932,000	$—	$—	$825,932,000	$829,121,324	$830,077,000
Investment securities	228,269,741	228,269,741	—	228,269,741	—	213,806,001	213,806,001
FHLB stock	2,641,100	2,641,100	—	2,641,100	—	2,738,100	2,738,100
Federal fund sold and securities purchased under agreements to resell	75,000	75,000	75,000	—	—	75,000	75,000
Cash and due from banks	40,329,180	40,329,180	40,329,180	—	—	43,134,530	43,134,530
Mortgage servicing rights	2,666,498	2,666,498	—	—	2,666,498	2,308,377	2,512,103
Cash surrender value - life insurance	2,097,824	2,097,824	—	2,097,824	—	2,064,452	2,064,452
Accrued interest receivable	5,280,353	5,280,353	5,280,353	—	—	5,340,610	5,340,610

	$1,110,151,095	$1,107,291,696	$45,684,533	$233,008,665	$828,598,498	$1,098,588,394	$1,099,747,796

Liabilities:
Deposits:
Demand	$169,124,794	$169,124,794	$—	$169,124,794	$—	$159,186,859	$159,186,859
NOW	185,378,393	185,378,393	—	185,378,393	—	169,451,594	169,451,594
Savings	67,514,234	67,514,234	—	67,514,234	—	62,075,470	62,075,470
Money market	149,636,977	149,636,977	—	149,636,977	—	153,071,624	153,071,624
Time	412,924,207	419,049,000	—	419,049,000	—	414,438,606	421,687,000
Federal funds purchased and securities sold under agreements to repurchase	23,843,510	23,843,510	—	23,843,510	—	24,516,277	24,516,277
Subordinated notes	49,486,000	21,328,000	—	21,328,000	—	49,486,000	22,082,000
Federal Home Loan Bank advances	28,280,725	29,134,000	—	29,134,000	—	28,409,989	29,525,000
Accrued interest payable	1,427,066	1,427,066	1,427,066	—	—	1,054,202	1,054,202

	$1,087,615,906	$1,066,435,974	$1,427,066	$1,065,008,908	$—	$1,061,690,621	$1,042,650,026

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

Our Company and its subsidiaries are defendants in various legal actions incidental to our Company’s past and current business activities. At June 30, 2012 and December 31, 2011, our Company’s consolidated balance sheets included liabilities for these legal actions of $200,000, respectively. Based on our Company’s analysis, and considering the inherent uncertainties associated with litigation, management does not believe that it is reasonably possible that these legal actions will materially adversely affect our Company’s consolidated financial statements or results of operations in the near term.

On November 18, 2010, a suit was filed against our Company and its subsidiary, the Bank, in the Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws. The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts. The suit seeks forefeiture and refund of twice the amount of improper overdraft fees assessed and collected. The court has denied the Bank’s motion to dismiss the suit. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

On December 17, 2009, a suit was filed against the Bank in Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the Bank had not followed through on its commitment to fund a loan request. A jury found in favor of the customer and awarded $630,000 in damages to the plaintiffs, including $200,000 in punitive damages. After hearing post-judgment motions, the trial court struck the punitive damage award and entered an amended judgment for a total of $510,000 against the Bank. As of June 30, 2012, our Company carried a liability of $200,000 with respect to this matter. Our Company is in the appeals process and the probable outcome is presently not determinable.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for our Company as of and for each of the three and six months ended June 30, 2012 and 2011, respectively. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of our Company, including the accompanying notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Per Share Data
Basic earnings per common share	$0.01	$0.19	$0.21	$0.28
Diluted earnings per common share	0.01	0.19	0.21	0.28
Dividends paid on preferred stock	368	378	746	756
Amortization of discount on preferred stock	396	119	515	238
Dividends paid on common stock	232	223	465	447
Book value per common share			15.36	15.55
Market price per common share			9.23	7.37

Selected Ratios
(Based on average balance sheets)
Return on average total assets	0.25%	0.47%	0.37%	0.40%
Return on average common stockholders’ equity	0.26%	4.93%	2.73%	3.75%
Average common stockholders’ equity to average total assets	6.30%	6.17%	6.26%	6.14%
(Based on end-of-period data)
Efficiency ratio (1)	80.05%	69.51%	77.08%	72.12%
Period-end common stockholders’ equity to period-end assets			6.26%	6.30%
Period-end stockholders’ equity to period-end assets			7.76%	8.73%
Total risk-based capital ratio			16.90%	17.54%
Tier 1 risk-based capital ratio			13.63%	14.76%
Leverage ratio			10.17%	11.31%

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

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

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Net interest income	$10,172	$10,782	$(610)	(5.7)%	$20,987	$21,263	$(276)	(1.3)%
Provision for loan losses	1,500	1,883	(383)	(20.3)	3,200	3,633	(433)	(11.9)
Noninterest income	2,443	2,178	265	12.2	4,413	4,231	182	4.3
Noninterest expense	10,098	9,008	1,090	12.1	19,578	18,386	1,192	6.5

Income before income taxes	1,017	2,069	(1,052)	(50.8)	2,622	3,475	(853)	(24.5)

Income tax expense	277	661	(384)	(58.1)	431	1,113	(682)	(61.3)

Net income	$740	$1,408	$(668)	(47.4)%	$2,191	$2,362	$(171)	(7.2)%

Less: preferred dividends	296	382	(86)	(22.5)	666	752	(86)	(11.4)
and accretion of discount	396	119	277	232.8	515	238	277	116.4

Net income available to common shareholders	$48	$907	$(859)	(94.7)%	$1,010	$1,372	$(362)	(26.4)%

Our Company’s consolidated net income of $740,000 for the three months ended June 30, 2012 decreased $668,000 compared to consolidated net income of $1,408,000 for the three months ended June 30, 2011. Our Company recorded preferred stock dividends and accretion on preferred stock of $692,000 for the three months ended June 30, 2012, resulting in $48,000 of net income available for common shareholders compared to net income available for common shareholders of $907,000 for the three months ended June 30, 2011. Diluted earnings per share decreased from $0.19 per common share for the three months ended June 30, 2011 to $0.01 per common share for the three months ended June 30, 2012. The provision for loan losses decreased $383,000, or 20.3%, from June 30, 2011 to June 30, 2012. On May 9, 2012, our Company redeemed 12,000 of the 30,255 shares of preferred stock issued under the U.S. Treasury’s CPP program. Related to these shares was an additional $300,000 of accretion that was recognized at the time of the redemption. Our Company’s net interest income, on a tax equivalent basis, decreased $626,000, or 5.0%, to $10,309,000 for the three months ended June 30, 2012 compared to $10,935,000 for the three months ended June 30, 2011. For the three months ended June 30, 2012, the return on average assets was 0.25%, the return on average common stockholders’ equity was 0.26%, and the efficiency ratio was 80.0%. Net interest margin decreased from 3.95% to 3.77% from June 30, 2011 to 2012, respectively.

Our Company’s consolidated net income of $2,191,000 for the six months ended June 30, 2012 decreased $171,000 compared to consolidated net income of $2,362,000 for the six months ended June 30, 2011. Our Company recorded preferred stock dividends and accretion on preferred stock of $1,181,000 for the six months ended June 30, 2012, resulting in $1,010,000 of net income available for common shareholders compared to net income available for common shareholders of $1,372,000 for the six months ended June 30, 2011. Diluted earnings per share decreased from $0.28 per common share for the six months ended June 30, 2011 to $0.21 per common share for the six months ended June 30, 2012. The provision for loan losses decreased $433,000, or 11.9%, from June 30, 2011 to June 30, 2012. Our Company’s net interest income, on a tax equivalent basis, decreased $309,000, or 1.43%, to $21,266,000 for the six months ended June 30, 2012 compared to $21,575,000 for the six months ended June 30, 2011. The $681,000 decrease in income tax expense includes a $371,000 immaterial correction of a prior period error. For the six months ended June 30, 2012, the return on average assets was 0.37%, the return on average common stockholders’ equity was 2.73%, and the efficiency ratio was 77.1%. Net interest margin decreased from 3.90% to 3.87% from June 30, 2011 to 2012, respectively.

Total assets at June 30, 2012 were $1,187,219,000, compared to $1,171,161,000 at December 31, 2011, an increase of $16,058,000, or 1.4%. On July 1, 2012, our Company distributed a four percent stock dividend for the third consecutive year to common shareholders of record at the close of business June 15, 2012. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect the stock dividend.

Net Interest Income

Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets

The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and six month periods ended June 30, 2012 and June 30, 2011, respectively.

	The Three Months Ended June 30,
(Dollars In thousands)	2012			2011
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$128,451	$1,638	5.11%	$127,749	$1,754	5.51%
Real estate construction - residential	18,753	243	5.20	29,118	436	6.01
Real estate construction - commercial	42,257	437	4.15	51,659	562	4.36
Real estate mortgage - residential	219,785	3,062	5.59	202,758	2,898	5.73
Real estate mortgage - commercial	409,017	5,133	5.03	430,919	5,842	5.44
Consumer	28,759	457	6.37	30,004	527	7.05

Total Loans	$847,022	$10,970	5.19%	$872,207	$12,019	5.53%

Investment in securities: (3)
U.S. treasury	$2,046	$8	1.57%	$1,869	$8	1.72%
Government sponsored enterprises	75,886	268	1.42	68,494	330	1.93
Asset backed securities	117,440	798	2.73	116,684	994	3.42
State and municipal	34,172	349	4.10	31,266	389	4.99

Total Investment securities	$229,544	$1,423	2.49%	$218,313	$1,721	3.16%

Restricted Investments	4,303	25	2.33	5,267	41	3.12
Federal funds sold	73	—	—	165	—	—
Interest bearing deposits in other financial institutions	17,104	16	0.38	13,522	12	0.36

Total interest earning assets	$1,098,046	$12,434	4.54%	$1,109,474	$13,793	4.99%

All other assets	101,753			99,251
Allowance for loan losses	(14,758)			(12,773)

Total assets	$1,185,041			$1,195,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$188,236	$204	0.43%	$184,459	$258	0.56%
Savings	66,894	18	0.11	60,502	35	0.23
Money market	149,723	107	0.29	151,436	154	0.41
Time deposits of $100,000 and over	129,612	308	0.95	128,363	433	1.35
Other time deposits	281,454	1,004	1.43	295,426	1,316	1.79

Total time deposits	$815,919	$1,641	0.81%	$820,186	$2,196	1.07%

Federal funds purchased and securities sold under agreements to repurchase	23,104	5	0.09	27,574	13	0.19
Subordinated notes	49,486	345	2.80	49,486	323	2.62
Federal Home Loan Advances	28,323	134	1.90	47,984	326	2.73

Total borrowings	$100,913	$484	1.92%	$125,044	$662	2.12%

Total interest bearing liabilities	$916,832	$2,125	0.93%	$945,230	$2,858	1.21%

Demand deposits	162,681			142,363
Other liabilities	8,153			5,509

Total liabilities	1,087,666			1,093,102
Stockholders’ equity	97,375			102,850

Total liabilities and stockholders’ equity	$1,185,041			$1,195,952

Net interest income (FTE)		$10,309			$10,935

Net interest spread			3.61%			3.78%
Net interest margin			3.77%			3.95%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $137,000 and $152,000 for the three months ended June 30, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	The Six Months Ended June 30,
(Dollars In thousands)	2012			2011
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$128,413	$3,293	5.14%	$128,364	$3,491	5.48%
Real estate construction - residential	21,043	703	6.70	30,709	853	5.60
Real estate construction - commercial	42,598	919	4.33	53,463	1,166	4.40
Real estate mortgage - residential	216,265	5,998	5.56	204,044	5,813	5.75
Real estate mortgage - commercial	406,432	10,398	5.13	431,838	11,950	5.58
Consumer	28,532	927	6.52	30,383	1,062	7.05

Total Loans	$843,283	$22,238	5.29%	$878,801	$24,335	5.58%

Investment in securities: (3)
U.S. treasury	$2,058	$16	1.56%	$1,451	$13	1.81%
Government sponsored enterprises	75,852	565	1.49	65,685	679	2.08
Asset backed securities	113,435	1,598	2.83	108,801	1,784	3.31
State and municipal	33,739	712	4.23	32,427	608	3.78

Total Investment securities	$225,084	$2,891	2.58%	$208,364	$3,084	2.98%

Restricted Investments	4,319	56	2.60	5,546	84	3.05
Federal funds sold	74	—	—	149	—	—
Interest bearing deposits in other financial institutions	28,399	37	0.26	23,721	32	0.27

Total interest earning assets	$1,101,159	$25,222	4.59%	$1,116,581	$27,535	4.97%

All other assets	101,859			99,110
Allowance for loan losses	(14,320)			(13,670)

Total assets	$1,188,698			$1,202,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$192,003	$393	0.41%	$187,155	$534	0.58%
Savings	65,205	38	0.12	58,838	70	0.24
Money market	151,888	223	0.29	154,636	328	0.43
Time deposits of $100,000 and over	132,566	537	0.81	125,909	896	1.44
Other time deposits	278,306	1,789	1.29	298,819	2,738	1.85

Total time deposits	$819,968	$2,980	0.73%	$825,357	$4,566	1.12%

Federal funds purchased and securities sold under agreements to repurchase	22,816	9	0.08	28,776	26	0.18
Subordinated notes	49,486	699	2.83	49,486	643	2.62
Federal Home Loan Advances	28,355	268	1.90	52,432	725	2.79

Total borrowings	$100,657	$976	1.94%	$130,694	$1,394	2.15%

Total interest bearing liabilities	$920,625	$3,956	0.86%	$956,051	$5,960	1.26%

Demand deposits	159,364			138,306
Other liabilities	8,283			4,974

Total liabilities	1,088,272			1,099,331
Stockholders’ equity	100,426			102,690

Total liabilities and stockholders’ equity	$1,188,698			$1,202,021

Net interest income (FTE)		$21,266			$21,575

Net interest spread			3.73%			3.71%
Net interest margin			3.87%			3.90%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $279,000 and $312,000 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Comparison of the three and six months ended June 30, 2012 and 2011, respectively.

Financial results for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 reflected a decrease in net interest income, on a tax equivalent basis, of $626,000, or 5.7%. Average interest-earning assets decreased $11,428,000, or 1.0%, to $1,098,046,000 for the three months ended June 30, 2012 compared to $1,109,474,000 for the three months ended June 30, 2011 and average interest bearing liabilities decreased $28,398,000, or 3.0%, to $916,832,000 for the three months ended June 30, 2012 compared to $945,230,000 for the three months ended June 30, 2011.

Average loans outstanding decreased $25,185,000, or 2.9%, to $847,022,000 for the three months ended June 30, 2012 compared to $872,207,000 for the three months ended June 30, 2011. See the Lending and Credit Management section for further discussion of changes in the composition of our lending portfolio. Average investment securities and federal funds sold increased $11,139,000, or 5.1%, to $229,617,000 for the three months ended June 30, 2012 compared to $218,478,000 for the three months ended June 30, 2011. Average interest bearing deposits in other financial institutions increased $3,582,000 to $17,104,000 for the three months ended June 30, 2012 compared to $13,522,000 for the three months ended June 30, 2011. See the Liquidity Management section for further discussion.

Average time deposits decreased $4,267,000 to $815,919,000 for the three months ended June 30, 2012 compared to $820,186,000 for the three months ended June 30, 2011. Average borrowings on Federal Home Loan Bank advances decreased $19,661,000 to $28,323,000 for the three months ended June 30, 2012 compared to $47,984,000 for the three months ended June 30, 2011. See the Liquidity Management section for further discussion.

Financial results for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 reflected a decrease in net interest income, on a tax equivalent basis, of $309,000, or 1.4%. Average interest-earning assets decreased $15,422,000, or 1.4%, to $1,101,159,000 for the six months ended June 30, 2012 compared to $1,116,581,000 for the six months ended June 30, 2011 and average interest bearing liabilities decreased $35,426,000, or 3.7%, to $920,625,000 for the six months ended June 30, 2012 compared to $956,051,000 for the six months ended June 30, 2011.

Average loans outstanding decreased $35,518,000 or 4.0% to $843,283,000 for the six months ended June 30, 2012 compared to $878,801,000 for the six months ended June 30, 2011. See the Lending and Credit Management section for further discussion of changes in the composition of our lending portfolio. Average investment securities and federal funds sold increased $16,645,000, or 8.0% to $225,158,000 for the six months ended June 30, 2012 compared to $208,513,000 for the six months ended June 30, 2011. Average interest bearing deposits in other financial institutions increased $4,678,000 to $28,399,000 for the six months ended June 30, 2012 compared to $23,721,000 for the six months ended June 30, 2011. See the Liquidity Management section for further discussion.

Average time deposits decreased $5,389,000 to $819,968,000 for the six months ended June 30, 2012 compared to $825,357,000 for the six months ended June 30, 2011. Average borrowings on Federal Home Loan Bank advances decreased $24,077,000 to $28,355,000 for the six months ended June 30, 2012 compared to $52,432,000 for the six months ended June 30, 2011. See the Liquidity Management section for further discussion.

Rate and volume analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2012 vs. 2011			Six Months Ended June 30, 2012 vs. 2011
		Change due to			Change due to
(Dollars In thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(116)	$10	$(126)	$(198)	$1	$(199)
Real estate construction - residential	(193)	(140)	(53)	(150)	(301)	151
Real estate construction - commercial	(125)	(98)	(27)	(247)	(235)	(12)
Real estate mortgage - residential	164	238	(74)	185	342	(157)
Real estate mortgage - commercial	(709)	(288)	(421)	(1,552)	(680)	(872)
Consumer	(70)	(21)	(49)	(135)	(63)	(72)

Investment securities:
U.S. treasury	—	1	(1)	3	4	(1)
Government sponsored entities	(62)	33	(95)	(114)	95	(209)
Asset backed securities	(196)	6	(202)	(186)	74	(260)
State and municipal(2)	(40)	34	(74)	104	26	78

Restricted Investments	(16)	(7)	(9)	(28)	(17)	(11)
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	4	3	1	5	6	(1)

Total interest income	(1,359)	(229)	(1,130)	(2,313)	(748)	(1,565)

Interest expense:
NOW accounts	(54)	5	(59)	(141)	14	(155)
Savings	(17)	4	(21)	(32)	7	(39)
Money market	(47)	(2)	(45)	(105)	(6)	(99)
Time deposits of 100,000 and over	(125)	4	(129)	(359)	45	(404)
Other time deposits	(312)	(60)	(252)	(949)	(178)	(771)
Federal funds purchased and securities sold under agreements to repurchase	(8)	(2)	(6)	(17)	(4)	(13)
Subordinated notes	22	—	22	56	—	56
Other borrowed money	(192)	(111)	(81)	(457)	(271)	(186)

Total interest expense	(733)	(162)	(571)	(2,004)	(393)	(1,611)

Net interest income on a fully taxable equivalent basis	$(626)	$(67)	$(559)	$(309)	$(355)	$46

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $137,000 and $152,000 for the three months ended June 30, 2012 and 2011, respectively, and $279,000 and $312,000 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income.

Net interest income on a fully taxable equivalent basis decreased $626,000, or 5.7%, to $10,309,000 for the three months ended June 30, 2012 compared to $10,935,000 for the three months ended June 30, 2011. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.77% for the three months ended June 30, 2012 from 3.95% for the three months ended June 30, 2011. The decrease in net interest income was primarily the result of lower interest income earned on loans due to lower average balances and lower average rates. Our Company’s net interest spread decreased to 3.61% for the three months ended June 30, 2012 from 3.78% for the three months ended June 30, 2011. The rates earned on interest earning assets decreased from 4.99% for the three months ended June 30, 2011 to 4.54% for the three months ended June 30, 2012. Slightly offsetting this decrease in rates earned was a decrease in interest expense incurred on deposits and other borrowings. Our Company’s rates paid on interest bearing liabilities decreased to 0.93% for the three months ended June 30, 2012 compared to 1.21% for the three months ended June 30, 2011.

Net interest income on a fully taxable equivalent basis decreased $309,000, or 1.4%, to $21,266,000 for the six months ended June 30, 2012 compared to $21,575,000 for the six months ended June 30, 2011. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.87% for the six months ended June 30, 2012 from 3.90% for the six months ended June 30, 2011. The decrease in net interest income was primarily the result of lower interest income earned on loans due to lower average balances and lower average rates. Our Company’s net interest spread slightly increased to 3.73% for the six months ended June 30, 2012 from 3.71% for the six months ended June 30, 2011. While rates earned on interest earning assets decreased from 4.97% for the six months ended June 30, 2011 to 4.59% for the six months ended June 30, 2012, rates paid on interest bearing liabilities decreased to 0.86% for the six months ended June 30, 2012 compared to 1.26% for the six months ended June 30, 2011. For the six months ended June 30, 2012, interest expense incurred on deposits and other borrowings decreased $2,004,000 from the six months ended June 30, 2011. Effective January 1, 2012, our Company recorded a $368,000 credit to interest expense on time deposits for imputed interest calculated on capitalized interest not accounted for during the time period of 2004 through 2011 on the construction of our Company’s new bank buildings. This is considered a correction of an immaterial prior period error. Without this credit to interest expense, rates paid on interest bearing liabilities would have been approximately 0.94% for the six months ended June 30, 2012.

Non-interest Income and Expense

Non-interest income for the three and six months Ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,460	$1,419	$41	$2.9%	$2,708	$2,730	$(22)	$(0.8)%
Trust department income	224	229	(5)	(2.2)	436	424	12	2.8
Gain on sales of mortgage loans	475	216	259	119.9	994	462	532	115.2
Other	284	314	(30)	(9.6)	275	615	(340)	(55.3)

Total non-interest income	$2,443	$2,178	$265	$12.2%	$4,413	$4,231	$182	$4.3%

Non-interest income as a % of total revenue *	19.4%	16.8%			17.4%	16.6%
Total revenue per full time equivalent employee	$36.6	$38.2			$73.6	$75.2

*	Total revenue is calculated as net interest income plus non-interest income.

On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings, as further described in Note 5 to the consolidated financial statements. As such, effective January 1, 2012, the change in the fair value of mortgage servicing rights is recognized in earnings as other noninterest income for the period in which the change occurs.

Noninterest income increased $265,000 or 12.2% to $2,443,000 for the three months ended June 30, 2012 compared to $2,178,000 for the three months ended June 30, 2011. The increase was primarily the result of a $259,000 increase in the gains on sales of mortgage loans. Partially offsetting this increase was a $66,000 decrease in real estate servicing income recorded in other noninterest income. As a result of the changes in fair value, during the three months ended June 30, 2012, $218,000 was earned in real estate service fees, $106,000 was recorded in real estate servicing income due to changes in model inputs and assumptions, and ($333,000) was recorded due to other changes in fair value resulting from customer payments and passage of time. This is in comparison to the three months ended June 30, 2011 in which $213,000 was earned in real estate servicing fees and $155,000 of MSR amortization was recorded. The newly adopted accounting principle is preferable in the circumstances because the fair value measurement method will produce financial information and results more directly aligned with the performance of mortgage servicing rights. Our Company’s loans sold increased from $10,000,000 for the three months ended June 30, 2011 to $19,000,000 for the three months ended June 30, 2012. Due to low interest rates, an increase in refinancing activity impacted both the volume of loans sold and gains recognized.

Noninterest income increased $182,000 or 4.3% to $4,413,000 for the six months ended June 30, 2012 compared to $4,231,000 for the six months ended June 30, 2011. The increase was primarily the result of a $532,000 increase on gains on sales of mortgage loans partially offset by a $375,000 decrease in the real estate servicing income recorded in other noninterest income. As a result of the changes in fair value during the first six months of 2012, $425,000 was earned in real estate service fees, $275,000 was recorded in real estate servicing income due to changes in model inputs and assumptions, and ($988,000) was recorded due to other changes in fair value resulting from customer payments and passage of time. This is in comparison to the six months ended June 30, 2011 in which $393,000 was earned in real estate servicing fees and $304,000 of MSR amortization was recorded. Our Company’s loans sold increased from $22,000,000 for the six months ended June 30, 2011 to $40,000,000 for the six months ended June 30, 2012. As mentioned above, due to low interest rates, an increase in refinancing activity impacted both the volume of loans sold and gains recognized. Our Company was servicing $306,000,000 of mortgage loans at June 30, 2012 compared to $300,000,000 at June 30, 2011.

Non-interest expense for the three and six months Ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Non-interest Expense
Salaries	$3,582	$3,233	$349	10.8%	$7,088	$6,826	$262	3.8%
Employee benefits	1,316	1,100	216	19.6	2,616	2,185	431	19.7
Occupancy expense, net	641	585	56	9.6	1,287	1,223	64	5.2
Furniture and equipment expense	468	509	(41)	(8.1)	971	1,016	(45)	(4.4)
FDIC insurance assessment	259	396	(137)	(34.6)	503	875	(372)	(42.5)
Legal, examination, and professional fees	259	307	(48)	(15.6)	596	798	(202)	(25.3)
Advertising and promotion	218	270	(52)	(19.3)	462	502	(40)	(8.0)
Postage, printing, and supplies	279	296	(17)	(5.7)	543	564	(21)	(3.7)
Processing expense	1,011	813	198	24.4	1,779	1,635	144	8.8
Other real estate expense	1,015	548	467	85.2	1,596	1,041	555	53.3
Other	1,050	951	99	10.4	2,137	1,721	416	24.2

Total non-interest expense	$10,098	$9,008	$1,090	12.1%	$19,578	$18,386	$1,192	6.5%

Efficiency ratio	80.0%	69.5%			77.1%	72.1%
Salaries and benefits as a % of total non-interest expense	48.5%	48.1%			49.6%	49.0%

Number of full-time equivalent employees	345	338			345	338

Total noninterest expense increased $1,090,000, or 12.1%, to $10,098,000 for the three months ended June 30, 2012 compared to $9,008,000 for the three months ended June 30, 2011. Total noninterest expense increased $1,192,000, or 6.5%, to $19,578,000 for the six months ended June 30, 2012 compared to $18,386,000 for the six months ended June 30, 2011.

Salary expense increased $349,000, or 10.8%, to $3,582,000 for the three months ended June 30, 2012 compared to $3,233,000 for the three months ended June 30, 2011, and increased $262,000, or 3.8%, to $7,088,000 for the six months ended June 30, 2012 compared to $6,826,000 for the six months ended June 30, 2011. The number of full-time equivalent employees increased from 338 at June 30, 2011 to 345 at June 30, 2012 partly due to the opening of a new lending location in Liberty, Missouri in May of 2012. A $200,000 reversal of estimated accrued salary expense during the three-month period ended June 30, 2011 also contributed to this increase in salary expense for both the three month and six month periods ended June 30, 2012. Excluding this adjustment, salary expense for the three-month period ended June 30, 2012, increased $163,000, or 4.9%, and salary expense for the six month period ended June 30, 2012, increased $196,000, or 2.8%.

Employee benefits increased $216,000, or 19.6%, to $1,316,000 for the three months ended June 30, 2012 compared to $1,100,000 for the three months ended June 30, 2011, and increased $431,000, or 19.7%, to $2,616,000 for the six months ended June 30, 2012 compared to $6,826,000 for the six months ended June 30, 2011. The increase in employee benefits for the three months ended June 30, 2012 included $20,000 increase in payroll taxes, an $110,000 increase in estimated profit sharing and pension accrual, and a $66,000 increase in other employee benefits compared to the three months ended June 30, 2011. The increase in employee benefits for the six months end June 30, 2012 included a $292,000 increase in estimated profit sharing and pension accrual, and a $73,000 increase in other employee benefits.

Other real estate expense increased $467,000, or 85.2%, to $1,015,000 for the three months ended June 30, 2012 compared to $548,000 for the three months ended June 30, 2011, and increased $555,000, or 53.3%, for the six months ended June 30, 2012 compared to $1,041,000 for the six months ended June 30, 2011. Other real estate expense for the three months ended June 30, 2012 increased primarily due to a $486,000 expense provision for other real estate owned compared to $280,000 for the three months ended June 30, 2011. Expenses incurred to maintain foreclosed properties during the three months ended June 30, 2012 increased $310,000 in comparison to these for the three months ended June 30, 2011. These expenses were incurred primarily with respect to keeping two hotels in Branson in operating condition. During the six months ended June 30, 2012 the provision for other real estate owned was $739,000 compared to $441,000 for the six months ended June 30, 2011. Expenses incurred to maintain foreclosed properties during the six months ended June 30, 2012 increased $322,000 in comparison to those for the six months ended June 30, 2011.

Processing expense increased $198,000, or 24.4%, to $1,011,000 for the three months ended June 30, 2012 compared to $813,000 for the three months ended June 30, 2011, and increased $144,000, or 8.8%, to $1,779,000 for the six months ended June 30, 2012 compared to $1,635,000 for the six months ended June 30, 2011. The increase in processing expense in both the three and six month periods primarily resulted from a one time reclassification during the second quarter of 2012 of $116,000 of ATM and debit card income that was previously offset by the related expenses.

Federal Deposit Insurance Corporation (FDIC) insurance assessment decreased $137,000, or 34.6%, to $259,000 for the three months ended June 30, 2012 compared to $396,000 for the three months ended June 30, 2011, and decreased $372,000, or 42.5%, to $503,000 for the six months ended June 30, 2012 compared to $875,000 for the six months ended June 30, 2011. The decrease in FDIC insurance assessments was due to amendments made by the FDIC effective for the third quarter of 2011 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The quarters ending after June 30, 2011 reflect a new assessment base using assets and tier one capital in the assessment calculation.

Legal, examination, and professional expenses decreased $48,000, or 15.6%, to $259,000 for the three months ended June 30, 2012 compared to $307,000 for the three months ended June 30, 2011, and decreased $202,000, or 25.3%, to $596,000 for the six months ended June 30, 2012 compared to $798,000 for the six months ended June 30, 2011. The decrease in legal, examination, and professional fees primarily resulted from a decrease in consulting fees due to a human resource best practices and profitability-consulting project completed during 2011.

Other noninterest expense increased $99,000, or 10.4%, to $1,050,000 for the three months ended June 30, 2012 compared to $951,000 for the three months ended June 30, 2011, and increased $416,000, or 24.2%, to $2,137,000 for the six months ended June 30, 2012 compared to $1,721,000 for the six months ended June 30, 2011. The noninterest expense increased due to a $177,000 property donation during the first quarter of 2012 and a $132,000 property donation during the second quarter of 2012 that were in other real estate owned to nonprofit organizations. Also included in noninterest expense for 2012 is $88,000 of penalties assessed to our Company.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 27.3% for the three months ended June 30, 2012 compared to 32.0% for the three months ended June 30, 2011, and were 16.5% for the six months ended June 30, 2012 compared to 32.0% for the six months ended June 30, 2011. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes were 30.6% in comparison to 32.0% for the six months ended June 30, 2012 and 2011, respectively. As of December 31, 2011, our Company released $28,000 of interest accrued related to the release of $221,000 of uncertain tax provisions. As of June 30, 2012, our Company had not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 69.8% of total assets as of June 30, 2012 compared to 70.8% as of December 31, 2011, and 71.6% as of June 30, 2011.

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

A summary of loans, by major class within our Company’s loan portfolio as of the dates indicated is as follows:

(In thousands)	June 30, 2012	December 31, 2011
	Amount	Amount
Commercial, financial, and agricultural	$128,858	$128,555
Real estate construction - residential	19,831	30,201
Real estate construction - commercial	42,841	47,697
Real estate mortgage - residential	220,334	203,454
Real estate mortgage - commercial	404,469	402,960
Installment loans to individuals	27,591	29,884
Deferred fees and costs, net	181	179

Total loans	$844,105	$842,930

Our Company’s loan portfolio increased $1,175,000, or 0.1%, from December 31, 2011 to June 30, 2012. During the six months ended June 30, 2012 there were no significant increases in loan demand. Our Company did experience an increase in refinancing during this time period due to low interest rates available for real estate mortgage residential properties. Also, during the first quarter of 2012 approximately $10,000,000 of real estate construction – residential loans were reclassified to real estate mortgage – residential loans due to the completion of the construction phase.

The economy for the state of Missouri as a whole continues to be considered weak. Our Company anticipates several more quarters of slow growth and a very tight economy. As the State continues to look for places to balance its budget, our Company believes the economy in our central market could be impacted. The economy in the southern half of our Company’s market area has been impacted by a tornado that struck the Branson area. Currently, the Branson area is experiencing good holiday weekends, but its economy is still struggling. Significant fluctuations in the stock market show little indication that the economy will stabilize and rebound soon. Although employment rates remain elevated, unemployment levels in our Company’s market area have remained steady during the six months ended June 30, 2012. Borrowing rates have also remained at all time lows during our Company’s thirty-six month analysis period. Management continues to focus on the improvement of asset quality by tightening underwriting standards and focusing on lending to credit worthy borrowers with the capacity to service their debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to our Company. The U.S. FHFA House Price Index for March 2012 indicates house prices nationwide to be 19.4% below the April 2007 peak and 11.62% below that peak in Missouri. Our Company’s market area compares favorably to other regions in the nation with increases as much as 1% while nationally the index declined 1.3%.

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

Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the six months ended June 30, 2012 our Company sold $40,000,000 of loans to investors. At June 30, 2012, our Company was servicing approximately $306,000,000 of loans sold to the secondary market.

Real estate mortgage loans retained in our Company’s portfolio generally include provisions for rate adjustments at one to five year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

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

Nonperforming Assets

The following table summarizes our Company’s nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial, financial, and agricultural	$4,029	$2,068
Real estate construction - residential	280	1,147
Real estate construction - commercial	8,008	7,867
Real estate mortgage - residential	4,388	4,153
Real estate mortgage - commercial	22,666	31,000
Installment loans to individuals	159	168

Total nonaccrual loans	39,530	46,403

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	—	—
Real estate construction - residential	—	—
Real estate construction - commercial	—	8
Real estate mortgage - residential	196	9
Real estate mortgage - commercial	—	36
Installment loans to individuals	—	1

Total loans contractually past - due 90 days or more and still accruing	196	54

Troubled debt restructurings - accruing	5,389	7,217

Total nonperforming loans	45,115	53,674
Other real estate	21,326	15,741
Repossessions	256	279

Total nonperforming assets	$66,697	$69,694

Loans	$844,105	$842,930
Allowance for loan losses to loans	1.81%	1.64%
Nonperforming loans to loans	5.34%	6.37%
Allowance for loan losses to nonperforming loans	33.94%	25.73%
Nonperforming assets to loans and foreclosed assets	7.70%	8.11%

Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $45,115,000 or 5.34% of total loans at June 30, 2012 compared to $53,674,000 or 6.37% of total loans at December 31, 2011.

It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $483,000 and $612,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,110,000 and $1,219,000 for six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011 approximately $23,659,000 and $11,676,000, respectively, of loans not included in the nonperforming asset table were identified by management as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Borrowers are continuing to experience cash flow problems and as well as some deterioration in collateral value. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2012 and December 31, 2011.

Total non-accrual loans at June 30, 2012 decreased $6,873,000 from those at December 31, 2011. The decrease from December 31, 2011 primarily consisted of an $8,334,000 decrease in real estate mortgage – commercial non-accrual loans. This decrease was partially offset by a $1,961,000 increase in commercial, financial and agricultural non-accrual loans. The decreases primarily resulted from the foreclosure of five loans with balances totaling $7,445,000 at December 31, 2011 that had been in nonaccrual status. The increase in commercial, financial and agricultural non-accrual loans resulted primarily from one significant loan relationship with a balance totaling $1,279,000 at December 31, 2011 that was put on non-accrual status during the first three months of 2012. At June 30, 2012, real estate mortgage – commercial non-accrual loans made up 57% of total non-accrual loans compared to 67% at December 31, 2011.

Loans past due 90 days and still accruing interest increased $142,000 from December 31, 2011 to June 30, 2012. Foreclosed real estate and other repossessions increased $5,562,000 from $16,020,000 at December 31, 2011 to $21,582,000 at June 30, 2012 primarily due to real estate mortgage – commercial foreclosures.

At June 30, 2012, loans classified as troubled debt restructurings (TDRs) totaled $28,328,000, of which $22,939,000 were on non-accrual status and $5,389,000 were on accrual status. At December 31, 2011, loans classified as TDRs totaled $32,165,000, of which $24,948,000 were on non-accrual status and $7,217,000 were on accrual status.

The following table summarizes our Company’s TDRs at the dates indicated:

(Dollars in thousands)	June 30, 2012			December 31, 2011
TDRs - Accrual	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves

Commercial, financial and agricultural	9	$2,356	$106	9	$2,360	$120
Real estate construction - commercial	—	—	—	—	—	—
Real estate mortgage - residential	5	592	88	20	2,416	61
Real estate mortgage - commercial	3	2,441	—	3	2,441	—

Total	17	$5,389	$194	32	$7,217	$181

	June 30, 2012			December 31, 2011
TDRs - Non-accrual	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves

Commercial, financial and agricultural	2	$217	$20	2	$84	$52
Real estate construction - commercial	5	5,930	499	8	6,227	321
Real estate mortgage - residential	7	900	231	9	1,278	108
Real estate mortgage - commercial	14	15,892	639	15	17,359	860

Total	28	$22,939	$1,389	34	$24,948	$1,341

Total TDRs	45	$28,328	$1,583	66	$32,165	$1,522

Provision and Allowance for Loan Losses

As mentioned above, the economy continues to contribute to the deterioration of collateral values. The economic downturn and elevated unemployment rates in our market area have impaired the ability for certain of our customers to make payments on our loans in accordance with contractual terms.

Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses increased to $15,314,000 or 1.8% of loans outstanding at June 30, 2012 compared to $13,863,000 or 1.6% of loans outstanding at June 30, 2011.

The following table summarizes loan loss experience for the three and six months ended as indicated:

	Three Months Ended June		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Analysis of allowance for loan losses:
Balance beginning of year	$14,640	$12,402	$13,809	$14,565
Net charge-offs:
Commercial, financial, and agricultural	40	37	(11)	804
Real estate construction - residential	(36)	(1)	(67)	1,485
Real estate construction - commercial	(23)	(250)	(23)	(250)
Real estate mortgage - residential	383	434	486	1,465
Real estate mortgage - commercial	394	136	1,179	712
Installment loans to individuals	68	66	131	119

Net charge-offs	826	422	1,695	4,335
Provision for loan losses	1,500	1,883	3,200	3,633

Balance at end of period	$15,314	$13,863	$15,314	$13,863

The provision for loan losses decreased $383,000 or 20.0% to $1,500,000 for the three months ended June 30, 2012 compared to $1,883,000 for the three months end June 30, 2011, and decreased $433,000, or 12.0% to $3,200,000 for the six months ended June 30, 2011 compared to $3,633,000 for the six months ended June 30, 2011. Although net charge offs decreased $2,640,000 during the six months ended June 30, 2012 in comparison to the six months ended June 30, 2011, the provision for loan losses remains significant due to the level of specific reserves and the historical loss rate based on our Company’s last thirty-six months of charge off experience. Specific reserves on impaired loans were $5,093,000 at June 30, 2012 in comparison to $5,486,000 at June 30, 2011.

As shown in the table above, our Company’s net loan charge-offs were $826,000, or 0.10%, of average loans, for the three months ended June 30, 2012. In comparison, net loan charge-offs were $422,000, or 0.05%, of average loans, for the three months ended June 30, 2011. Real estate residential net charge-offs represented 46% of second quarters net charge-offs and primarily related to one loan relationship that will be foreclosed on during the third quarter of 2012. Real estate mortgage – commercial net charge-offs represented 48% of second quarter net charge-offs and primarily related to two loan relationships that will go to foreclosure during the third quarter of 2012.

As shown in the table above, our Company’s net loan charge-offs were $1,695,000, or 0.20%, of average loans, for the six months ended June 30, 2012. In comparison, net loan charge-offs were $4,335,000, or 0.49%, of average loans, for the six months ended June 30, 2011. Net charge-offs for the six months ended June 30, 2012 continued to include significant write-downs on properties going to foreclosure to reflect current collateral values. Commercial, financial, and agricultural net charge-offs decreased $815,000 to a net recovery of $11,000 for the six months ended June 30, 2012 from a net charge-off of $804,000 for the six months ended June 30, 2011. Real estate construction – residential net charge-offs decreased $1,552,000 to a net recovery of $67,000 for the six months ended June 30, 2012 from a net charge-off of $1,485,000 for the six months ended June 30, 2011. Real estate construction – residential net charge–offs during 2011 were primarily due to charge-offs taken on two credits for which management had specifically reserved $2,000,000 as of December 31, 2010. Real estate mortgage – residential net charge-offs decreased $979,000 to $486,000 for the six months ended June 30, 2012 from $1,465,000 for the six months ended June 30, 2011. Partially offsetting these decreases, real estate mortgage – commercial loan net charge-offs increased $467,000 to $1,179,000 at June 30, 2012 representing 70% of total net charges-offs for the six months ended June 30, 2012. This net charge-off primarily related to three significant commercial loan relationships that were in the foreclosure process during the six months ending June 30, 2012 totaling $939,000.

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

The incurred loss component of the general reserve is determined by applying percentages to pools of loans by asset type. These percentages are determined by using historical loss percentages. These incurred loss estimates are sensitive to changes in delinquency status, realizable value of collateral, and other risk factors.

The unallocated portion of the allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the asset-specific component and the incurred loss component discussed above. The evaluation of inherent loss with respect to these qualitative conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. Conditions evaluated in connection with the unallocated portion of the allowance include general economic and business conditions affecting our key lending areas, credit quality trends (including trends in substandard loans expected to result from existing conditions), collateral values, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of our internal loan review department. Management believes that based on detailed analysis of each credit risk inherent to our loan portfolio and the value of any associated collateral, that the allowance for loan losses at June 30, 2012 is a reasonable estimate of probable losses incurred at that date.

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

The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,045	$1,804
Real estate construction - residential	709	1,188
Real estate construction - commercial	1,644	1,562
Real estate mortgage - residential	3,560	3,251
Real estate mortgage - commercial	6,107	5,734
Installment loans to individuals	232	267
Unallocated	17	3

Total	$15,314	$13,809

Percent of categories to total loans:
Commercial, financial, and agricultural	15.3%	15.3%
Real estate construction - residential	2.3	3.6
Real estate construction - commercial	5.1	5.7
Real estate mortgage - residential	26.1	24.1
Real estate mortgage - commercial	47.9	47.8
Installment loans to individuals	3.3	3.5

Total	100.0%	100.0%

Our Company’s allowance for loan losses increased $1,505,000 from December 31, 2011 to June 30, 2012. The overall increase of the allowance for loan losses primarily consisted of a $1,241,000 increase in the allocation for commercial, financial, and agricultural loans, a $309,000 increase in the allocation for real estate mortgage – residential loans, and a $373,000 increase in the allocation for real estate mortgage – commercial loans. Partially offsetting these increases was a $479,000 decrease in the allocation for real estate construction – residential loans. The ratio of the allowance for loan losses to nonperforming loans was 33.94% at June 30, 2012 compared to 25.73% at December 31, 2011.

At June 30, 2012, management determined that $15,297,000 of the $15,314,000 total allowance for loan losses represented asset-specific and incurred loss components and $17,000 was unallocated. This compares to $13,806,000 of the $13,809,000 total allowance for loan losses allocated to asset-specific and incurred loss components and $3,000 that was unallocated at December 31, 2011. Management’s analysis of assessing the general reserve portion of the allowance for loan losses on a detailed level by homogeneous loan categories for loans not considered impaired, measures reserve requirements based on historical loss experiences for these certain types of loans and loan grades for the past twelve quarters.

The following table is a summary of the general and specific allocations within the allowance for loan losses:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Allocation of allowance for loan losses:
Specific reserve allocation for impaired loans	$5,093	$3,747
General reserve allocation for all other non-impaired loans	10,221	10,062

Total	$15,314	$13,809

The asset-specific reserve component of our allowance for loan losses at June 30, 2012 was determined by using fair values of the underlying collateral through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. The general reserve component of our allowance for loan losses at June 30, 2012 was determined by calculating historical loss percentages for various loan categories over the previous twelve quarters. Management determined that the previous twelve quarters were reflective of the loss characteristics of our Company’s loan portfolio during the recent economic downturn. Management realizes there are inherent weaknesses in relying solely on historical loss percentages and also considers qualitative factors in determining the allowance for loan losses. Internal factors management considers consist of underwriting standards, nature and volume of loans, lending staff experience, volume and severity of delinquencies and classified loans, loan review quality, value of underlying collateral, and concentrations of credit. Management also considers external factors such as economic conditions, market segments, regulatory and legal considerations, and competition. During the third quarter of 2011, management elected to further refine the methodology by distributing the previous quarter’s unallocated reserve throughout the call report classes of loans by adding qualitative adjustments in addition to the historical loss rate applied to determine the expected probable loss requirement for the current portfolio. The specific and general allocations represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2012, $5,093,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $44,919,000 compared to $3,747,000 of our Company’s allowance for loan losses allocated to impaired loans totaling approximately $53,619,000 at December 31, 2011. Based upon detailed analysis of all impaired loans, management has determined that $16,798,000, or 37%, of impaired loans required no reserve allocation at June 30, 2012 compared to $23,223,000, or 43%, at December 31, 2011.

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

Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and excess reserves held at the Federal Reserve as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Federal funds sold	$75	$75
Federal Reserve - excess reserves	19,556	19,997
Available for sale investment securities	228,270	213,806

Total	$247,901	$233,878

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $228,270,000 at June 30, 2012 and included an unrealized net gain of $5,671,000. The portfolio includes maturities of approximately $5,372,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base.

Our Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law.

At June 30, 2012 total investment securities pledged for these purposes were as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,120	$1,819
Repurchase agreements	27,588	29,656
Other deposits	135,452	140,972

Total pledged, at fair value	$166,160	$172,447

At June 30, 2012 and December 31, 2011, our Company’s unpledged securities in the available for sale portfolio totaled approximately $62,110,000 and $41,359,000, respectively.

Liquidity is available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At June 30, 2012, such deposits totaled $571,654,000 and represented 58.1% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $412,924,000 at June 30, 2012. These accounts are normally considered more volatile and higher costing representing 41.9% of total deposits at June 30, 2012.

(dollars in thousands)	June 30, 2012	December 31, 2011
Core deposit base:
Non-interest bearing demand	$169,125	$159,187
Interest checking	185,378	169,452
Savings and money market	217,151	215,147

Total	$571,654	$543,786

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

(dollars in thousands)	June 30, 2012	December 31, 2011
Borrowings:
Securities sold under agreements to repurchase	$23,844	$24,516
FHLB advances	28,281	28,410
Subordinated notes	49,486	49,486

Total	$101,611	$102,412

Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of June 30, 2012, under agreements with these unaffiliated banks, the Bank may borrow up to $15,000,000 in federal funds on an unsecured basis and $12,907,000 on a secured basis. There were no federal funds purchased outstanding at June 30, 2012. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At June 30, 2012 there was $23,844,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2012. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2012, the Bank had $28,281,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Our Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, our Company may draw advances against this collateral.

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company as follows:

	June 30, 2012			December 31, 2011
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines

Advance equivalent	$272,712	$1,242	$26,665	263,199	$2,051	$25,402
Advances outstanding	(28,281)	—	—	(43,657)	—	—
Letters of credit issued	—	—	—	(206)	—	—

Total available	$244,431	$1,242	$26,665	219,336	$2,051	$25,402

At June 30, 2012, loans with a market value of $477,155,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2012, investments with a market value of $17,863,000 were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $40,404,000 at June 30, 2012 compared to $43,209,000 at December 31, 2011. The $2,805,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2012. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $10,452,000 for the six months ended June 30, 2012.

Investing activities consisting, mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $25,598,000. The cash outflow primarily consisted of $63,135,000 purchases of investment securities and a $13,261,000 increase in the loan portfolio. Partially offsetting this increase was $48,212,000 in proceeds from maturities, calls, and pay-downs of investment securities and $3,084,000 in proceeds from sales of other real estate owned and repossessions

Financing activities provided cash of $12,341,000, resulting primarily from a $16,446,000 net increase in time deposits and interest-bearing transaction accounts and a $9,938,000 increase in demand deposits. Partially offsetting this increase was the $12,000,000 paid on the redemption of 12,000 shares of preferred stock. See Note 9 for further discussion. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2012.

In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. Our Company had $137,221,000 in unused loan commitments and standby letters of credit as of June 30, 2012. While this commitment level would be difficult to fund given our Company’s current liquidity resources, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. For the six months ended June 30, 2012 and 2011, respectively, our Company paid cash dividends to its common and preferred shareholders totaling $1,212,000 and $1,204,000. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1,500,000 to our Company for each of the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and 2011, our Company had cash and cash equivalents totaling $1,251,000 and $11,740,000 respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require our Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of June 30, 2012 and December 31, 2011, our Company and the Bank each met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios for our Company and the Bank as of June 30, 2012 and December 31, 2011 follows:

	Actual		Minimum Capital requirements		Well-Capitalized Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk-weighted assets):
Company	$149,189	16.90%	$70,637	8.00%	—	—
Hawthorn Bank	132,492	15.29	69,328	8.00	$86,660	10.00%
Tier I capital (to risk-weighted assets):
Company	$120,322	13.63%	$35,318	4.00%	—	—
Hawthorn Bank	121,610	14.03	34,664	4.00	$51,996	6.00%
Tier I capital (to adjusted average assets):
Company	$120,322	10.17%	$35,493	3.00%	—	—
Hawthorn Bank	121,610	10.48	34,803	3.00	$58,006	5.00%

December 31, 2011
Total capital (to risk-weighted assets):
Company	$159,768	18.03%	$70,905	8.00%	—	—
Hawthorn Bank	130,398	15.00	69,567	8.00	$86,959	10.00%
Tier I capital (to risk-weighted assets):
Company	$134,391	15.16%	$35,453	4.00%	—	—
Hawthorn Bank	119,498	13.74	34,784	4.00	$52,175	6.00%
Tier I capital (to adjusted average assets):
Company	$134,391	11.52%	$34,993	3.00%	—	—
Hawthorn Bank	119,498	10.45	34,309	3.00	$57,181	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the three and six months ended June 30, 2012 our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2012:

(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5 years or no stated Maturity	Total
ASSETS
Investment securities	$30,036	$50,404	$59,381	$42,785	$23,969	$21,695	$228,270
Interest-bearing deposits	19,566	—	—	—	—	—	19,566
Other restricted investments	4,288	—	—	—	—	—	4,288
Federal funds sold and securities purchased under agreements to resell	75	—	—	—	—	—	75
Loans	438,903	163,955	120,634	33,311	64,941	22,361	844,105

Total	$492,868	$214,359	$180,015	$76,096	$88,910	$44,056	$1,096,304

LIABILITIES

Savings, Now deposits	$—	$—	$177,302	$—	$—	$—	$177,302
Rewards checking, Super Now, money market deposits	225,228					—	225,228
Time deposits	269,747	87,758	31,889	10,952	12,578	—	412,924
Federal funds purchased and securities sold under agreements to repurchase	23,844	—	—	—	—	—	23,844
Subordinated notes	49,486	—	—	—	—	—	49,486
Federal Home Loan Bank advances	18,250	10,031	—	—	—	—	28,281

Total	$586,555	$97,789	$209,191	$10,952	$12,578	$—	$917,065

Interest-sensitivity GAP
Periodic GAP	$(93,687)	$116,570	$(29,176)	$65,144	$76,332	$44,056	$179,239

Cumulative GAP	$(93,687)	$22,883	$(6,293)	$58,851	$135,183	$179,239	$179,239

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.84	2.19	0.86	6.95	7.07	NM	1.20
Cumulative GAP	0.84	1.03	0.99	1.07	1.15	1.20	1.20

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on our Company’s operations for the three and six months ended June 30, 2012.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2012. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HAWTHORN BANCSHARES, INC.

Date
/s/ David T. Turner

August 14, 2012	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

August 14, 2012	W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2012 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1.1 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).	**

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

4.3	Warrant to purchase shares of our Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.3 to our Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).	**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	63

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	64

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	65

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	66

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