Form 10-Q
period 2012-09-30
HAWTHORN BANCSHARES, INC.
filed 2012-11-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012, the registrant had 4,839,114 shares of common stock, par value $1.00 per share, outstanding

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except per share amounts)
ASSETS
Loans	$843,098	$842,930
Allowances for loan losses	(16,920)	(13,809)

Net loans	826,178	829,121

Investment in available-for-sale securities, at fair value	216,788	213,806
Federal funds sold and securities purchased under agreements to resell	0	75
Cash and due from banks	20,286	43,135
Premises and equipment - net	37,218	37,953
Other real estate owned and repossessed assets - net	25,195	16,020
Accrued interest receivable	5,467	5,341
Mortgage servicing rights	2,624	2,308
Intangible assets - net	236	543
Cash surrender value - life insurance	2,119	2,064
Other assets	21,180	20,795

Total assets	$1,157,291	$1,171,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand	$165,131	$159,187
Savings, interest checking and money market	389,632	384,599
Time deposits $100,000 and over	126,685	139,504
Other time deposits	274,962	274,934

Total deposits	956,410	958,224

Federal funds purchased and securities sold under agreements to repurchase	24,109	24,516
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	28,216	28,410
Accrued interest payable	684	1,054
Other liabilities	7,955	6,895

Total liabilities	1,066,860	1,068,585

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 1,000,000 shares authorized; Issued 18,255 shares and 30,255, respectively, $1,000 per share liquidation value, net of discount	17,905	29,318
Common stock, $1 par value, authorized 15,000,000 shares; Issued 5,000,972 and 4,814,852 shares, respectively	5,001	4,815
Surplus	31,814	30,266
Retained earnings	37,457	40,354
Accumulated other comprehensive income, net of tax	1,771	1,340
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)

Total stockholders’ equity	90,431	102,576

Total liabilities and stockholders’ equity	$1,157,291	$1,171,161

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$10,881	$11,852	$33,068	$35,930
Interest on debt securities:
Taxable	1,016	1,237	3,216	3,735
Nontaxable	225	250	688	780
Interest on federal funds sold and securities purchased under agreements to resell	0	0	0	1
Interest on interest-bearing deposits	6	8	43	40
Dividends on other securities	23	37	79	121

Total interest income	12,151	13,384	37,094	40,607

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	265	387	919	1,319
Time deposit accounts $100,000 and over	297	402	1,316	1,298
Other time deposit accounts	979	1,244	2,286	3,983
Interest on federal funds purchased and securities sold under agreements to repurchase	7	13	17	38
Interest on subordinated notes	346	322	1,045	964
Interest on Federal Home Loan Bank advances	135	212	403	938

Total interest expense	2,029	2,580	5,986	8,540

Net interest income	10,122	10,804	31,108	32,067
Provision for loan losses	4,700	2,010	7,900	5,643

Net interest income after provision for loan losses	5,422	8,794	23,208	26,424

NON-INTEREST INCOME
Service charges on deposit accounts	1,360	1,446	4,067	4,176
Trust department income	234	209	670	632
Gain on sale of mortgage loans, net	779	431	1,773	894
Gain on sale of investment securities	26	0	26	0
Other	281	271	557	886

Total non-interest income	2,680	2,357	7,093	6,588

NON-INTEREST EXPENSE
Salaries and employee benefits	4,761	4,505	14,465	13,516
Occupancy expense, net	666	735	1,953	1,958
Furniture and equipment expense	431	467	1,403	1,483
FDIC insurance assessment	249	255	752	1,130
Legal, examination, and professional fees	284	286	880	1,083
Advertising and promotion	288	272	750	774
Postage, printing, and supplies	274	271	817	836
Processing expense	888	787	2,667	2,422
Other real estate expense	1,787	523	3,383	1,564
Other	750	824	2,885	2,545

Total non-interest expense	10,378	8,925	29,955	27,311

(Loss) income before income taxes	(2,276)	2,226	346	5,701
Income tax (benefit) expense	(704)	711	(273)	1,823

Net (loss) income	(1,572)	1,515	619	3,878
Preferred stock dividends	228	378	894	1,131
Accretion of discount on preferred stock	72	119	587	357

Net (loss) income available to common shareholders	$(1,872)	$1,018	$(862)	$2,390

Basic (loss) earnings per share	$(0.39)	$0.21	$(0.18)	$0.49
Diluted (loss) earnings per share	$(0.39)	$0.21	$(0.18)	$0.49

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Net (loss) income	$(1,572)	$1,515	$619	$3,878
Other comprehensive income, net of tax
Unrealized gain on investment securities available-for-sale, net of tax	315	1,003	369	2,642
Adjustment for gain on sales of investment securities	(16)	0	(16)	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	26	12	78	36

Total other comprehensive income	325	1,015	431	2,678

Total comprehensive (loss) income	$(1,247)	$2,530	$1,050	$6,556

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(dollars in thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stock - holders’ Equity
Balance, January 1, 2011	$28,841	$4,636	$28,929	$41,857	$742	$(3,517)	$101,488

Net income	0	0	0	3,878	0	0	3,878
Other comprehensive income	0	0	0	0	2,678	0	2,678
Stock based compensation expense	0	0	46	0	0	0	46
Accretion of preferred stock discount	357	0	0	(357)	0	0	0
Stock dividend	0	179	1,279	(1,458)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(1,135)	0	0	(1,135)
Cash dividends declared, common stock	0	0	0	(680)	0	0	(680)

Balance, September 30, 2011	$29,198	$4,815	$30,254	$42,105	$3,420	$(3,517)	$106,275

Balance, December 31, 2011	$29,318	4,815	30,266	40,354	1,340	(3,517)	$102,576

Cumulative effect of change in accounting principle	0	0	0	460	0	0	460
Balance, January 1, 2012	$29,318	$4,815	$30,266	$40,814	$1,340	$(3,517)	$103,036

Net income	0	0	0	619	0	0	619
Other comprehensive income	0	0	0	0	431	0	431
Stock based compensation expense	0	0	27	0	0	0	27
Accretion of preferred stock discount	587	0	0	(587)	0	0	0
Redemption of 12,000 shares of preferred stock	(12,000)	0	0	0	0	0	(12,000)
Stock dividend	0	186	1,521	(1,707)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(975)	0	0	(975)
Cash dividends declared, common stock	0	0	0	(707)	0	0	(707)

Balance, September 30, 2012	$17,905	$5,001	$31,814	$37,457	$1,771	$(3,517)	$90,431

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$619	$3,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,900	5,643
Depreciation expense	1,446	1,443
Net amortization of investment securities, premiums, and discounts	851	620
Amortization of intangible assets	307	331
Stock based compensation expense	27	46
Change in fair value of mortgage servicing rights	985	0
Gain on sale of investment securities	(26)	0
Gain on sales and dispositions of premises and equipment	(82)	(13)
(Gain) loss on sales and dispositions of other real estate owned and repossessions	(220)	219
Provision for other real estate owned	1,821	661
(Increase) decrease in accrued interest receivable	(126)	350
Increase in cash surrender value -life insurance	(55)	(44)
Decrease in other assets	679	310
(Increase) decrease in income tax receivable	(1,714)	1,328
Decrease in accrued interest payable	(370)	(641)
Increase in other liabilities	823	1,268
Origination of mortgage loans for sale	(67,089)	(44,356)
Proceeds from the sale of mortgage loans	68,506	43,785
Gain on sale of mortgage loans, net	(1,773)	(894)
Decrease in net deferred tax asset	41	23
Other, net	3	36

Net cash provided by operating activities	12,553	13,993

Cash flows from investing activities:
Net (increase) decrease in loans	(20,929)	32,623
Purchase of available-for-sale debt securities	(69,305)	(93,071)
Proceeds from maturities of available-for-sale debt securities	32,192	26,129
Proceeds from calls of available-for-sale debt securities	33,095	44,184
Proceeds from sales of available-for-sale debt securities	790	0
Proceeds from sales of FHLB stock	100	1,753
Purchases of premises and equipment	(1,155)	(2,430)
Proceeds from sales of premises and equipment	269	47
Proceeds from sales of other real estate owned and repossessions	5,553	5,058

Net cash (used) provided by investing activities	(19,390)	14,293

Cash flows from financing activities:
Net increase in demand deposits	5,944	19,434
Net increase in interest-bearing transaction accounts	5,034	(3,492)
Net decrease in time deposits	(12,791)	(9,656)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(407)	(3,871)
Repayment of Federal Home Loan Bank advances	(194)	(38,494)
Redemption of 12,000 shares of preferred stock	(12,000)	0
Cash dividends paid - preferred stock	(975)	(1,135)
Cash dividends paid - common stock	(698)	(671)

Net cash used by financing activities	(16,087)	(37,885)

Net decrease in cash and cash equivalents	(22,924)	(9,599)
Cash and cash equivalents, beginning of period	43,210	50,980

Cash and cash equivalents, end of period	$20,286	$41,381

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$6,724	$9,181
Income taxes	$1,575	$665
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$16,328	$9,996

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

The accompanying unaudited consolidated financial statements of our Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instruction to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Other Comprehensive Income In September 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for periods beginning January 1, 2012 and requires retrospective application. ASU No. 2011-05 was effective for our Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Our Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended September 30, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on our Company’s statements of income and condition.

Servicing Financial Assets On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

(2)	Loans and Allowance for Loan Losses

A summary of loans, by major class within our Company’s loan portfolio, at September 30, 2012 and December 31, 2011 are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$124,977	$128,555
Real estate construction - residential	22,074	30,201
Real estate construction - commercial	44,751	47,697
Real estate mortgage - residential	222,124	203,454
Real estate mortgage - commercial	402,969	402,960
Installment and other consumer	26,006	29,884
Unamortized loan origination fees and costs, net	197	179

Total loans	$843,098	$842,930

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles. At September 30, 2012, loans with a carrying value of $452,000,000 were pledged to Federal Home Loan Bank as collateral for borrowings and letters of credit.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for loan losses

The following is a summary of the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30, 2012
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Balance, beginning of period	$3,045	$709	$1,644	$3,560	$6,107	$232	$17	$15,314

Additions:
Provision for loan losses	1,239	(68)	90	118	3,241	91	(11)	4,700

Deductions:
Loans charged off	742	0	0	41	2,366	154	0	3,303
Less recoveries on loans	(18)	0	0	(19)	(96)	(76)	0	(209)

Net loans charged off	724	0	0	22	2,270	78	0	3,094

Balance, end of period	$3,560	$641	$1,734	$3,656	$7,078	$245	$6	$16,920

	For the Nine Months Ended September 30, 2012
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Balance, beginning of period	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809

Additions:
Provision for loan losses	2,469	(614)	149	913	4,793	187	3	7,900

Deductions:
Loans charged off	846	0	0	618	3,666	425	0	5,555
Less recoveries on loans	(133)	(67)	(23)	(110)	(217)	(216)	0	(766)

Net loans charged off	713	(67)	(23)	508	3,449	209	0	4,789

Balance, end of period	$3,560	$641	$1,734	$3,656	$7,078	$245	$6	$16,920

	For the Three Months Ended September 30, 2011
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Balance, beginning of period	$2,533	$986	$1,330	$2,990	$4,837	$219	$968	$13,863

Additions:
Provision for loan losses	562	284	490	(9)	1,550	99	(966)	2,010

Deductions:
Loans charged off	1,273	311	512	219	884	122	0	3,321
Less recoveries on loans	0	(2)	0	(27)	(40)	(69)	0	(138)

Net loans charged off	1,273	309	512	192	844	53	0	3,183

Balance, end of period	$1,822	$961	$1,308	$2,789	$5,543	$265	$2	$12,690

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	For the Nine Months Ended September 30, 2011
(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
Balance, beginning of period	$2,931	$2,067	$1,339	$3,922	$3,458	$231	$617	$14,565

Additions:
Provision for loan losses	968	688	231	524	3,641	206	(615)	5,643

Deductions:
Loans charged off	2,146	1,858	512	1,758	1,625	369	0	8,268
Less recoveries on loans	(69)	(64)	(250)	(101)	(69)	(197)	0	(750)

Net loans charged off	2,077	1,794	262	1,657	1,556	172	0	7,518

Balance, end of period	$1,822	$961	$1,308	$2,789	$5,543	$265	$2	$12,690

The following table provides the balance in the allowance for loan losses at September 30, 2012 and December 31, 2011, and the related loan balance by impairment methodology. Loans evaluated under ASC 310-10-35 include loans on non-accrual status, which are individually evaluated for impairment, troubled debt restructurings, and other impaired loans deemed to have similar risk characteristics. All other loans are collectively evaluated for impairment under ASC 450-20. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb credit losses.

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Unallocated	Total
September 30, 2012
Allowance for loan losses:
Individually evaluated for impairment	$1,952	$60	$553	$858	$2,439	$0	$0	$5,862
Collectively evaluated for impairment	1,608	581	1,181	2,798	4,639	245	6	11,058

Total	$3,560	$641	$1,734	$3,656	$7,078	$245	$6	$16,920

Loans outstanding:
Individually evaluated for impairment	$5,676	$2,540	$7,890	$5,307	$20,585	$0	$0	$41,998
Collectively evaluated for impairment	119,300	19,534	36,861	216,817	382,385	26,203	0	801,100

Total	$124,976	$22,074	$44,751	$222,124	$402,970	$26,203	$0	$843,098

December 31, 2011
Allowance for loan losses:
Individually evaluated for impairment	$239	$167	$380	$653	$2,309	$0	$0	$3,748
Collectively evaluated for impairment	1,565	1,021	1,182	2,598	3,425	267	3	10,061

Total	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809

Loans outstanding:
Individually evaluated for impairment	$4,428	$1,147	$7,867	$6,569	$33,440	$0	$0	$53,451
Collectively evaluated for impairment	124,127	29,054	39,830	196,885	369,520	30,063	0	789,479

Total	$128,555	$30,201	$47,697	$203,454	$402,960	$30,063	$0	$842,930

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

Impaired loans

Impaired loans totaled $42,200,000 and $53,620,000 at September 30, 2012 and December 31, 2011 respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings.

The categories of impaired loans at September 30, 2012 and December 31, 2011 are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans	$34,233	$46,403
Troubled debt restructurings continuing to accrue interest	7,967	7,217

Total impaired loans	$42,200	$53,620

The following tables provide additional information about impaired loans at September 30, 2012 and December 31, 2011, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2012
With no related allowance recorded:
Commercial, financial and Agricultural	$2,849	$2,955	$0
Real estate - construction residential	2,350	2,379	0
Real estate - construction commercial	1,879	2,110	0
Real estate - residential	2,138	2,501	0
Real estate - commercial	3,538	3,409	0
Consumer	202	233	0

Total	$12,956	$13,587	$0

With an allowance recorded:
Commercial, financial and Agricultural	$2,828	$2,877	$1,952
Real estate - construction residential	189	189	60
Real estate - construction commercial	6,011	6,115	553
Real estate - residential	3,169	3,324	858
Real estate - commercial	17,047	17,602	2,439

Total	$29,244	$30,107	$5,862

Total impaired loans	$42,200	$43,694	$5,862

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2011
With no related allowance recorded:
Commercial, financial and Agricultural	$3,546	$3,625	$0
Real estate - construction residential	584	788	0
Real estate - construction commercial	1,459	1,756	0
Real estate - residential	2,315	2,654	0
Real estate - commercial	15,151	21,190	0
Consumer	168	177	0

Total	$23,223	$30,190	$0

With an allowance recorded:
Commercial, financial and Agricultural	$882	$904	$239
Real estate - construction residential	563	563	167
Real estate - construction commercial	6,409	6,448	380
Real estate - residential	4,254	4,265	653
Real estate - commercial	18,289	18,780	2,309

Total	$30,397	$30,960	$3,748

Total impaired loans	$53,620	$61,150	$3,748

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
(in thousands)	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended
With no related allowance recorded:
Commercial, financial and Agricultural	$3,074	$23	$3,638	$19	$3,315	$66	$3,517	$30
Real estate - construction residential	1,589	0	656	0	737	7	1,488	0
Real estate - construction commercial	1,879	0	8,899	0	1,653	0	9,818	0
Real estate - residential	2,299	5	2,583	7	3,333	47	3,631	19
Real estate - commercial	3,598	28	14,035	23	10,582	87	11,844	41
Consumer	181	0	179	2	162	1	195	3

Total	$12,620	$56	$29,990	$51	$19,782	$208	$30,493	$93

With an allowance recorded:
Commercial, financial and Agricultural	$2,890	$7	$963	$5	$2,615	$21	$661	$10
Real estate - construction residential	189	0	0	0	189	0	0	0
Real estate - construction commercial	6,192	0	186	0	6,180	0	83	0
Real estate - residential	3,037	4	3,664	28	2,566	11	3,286	83
Real estate - commercial	15,072	2	18,961	2	14,209	1	17,686	5

Total	$27,380	$13	$23,774	$35	$25,759	$33	$21,716	$98

Total impaired loans	$40,000	$69	$53,764	$86	$45,541	$241	$52,209	$191

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The specific reserve component of our Company’s allowance for loan losses at September 30, 2012 and December 31, 2011 was determined by using fair values of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $69,000 and $86,000, for the three months ended September 30, 2012 and 2011, respectively, and $241,000 and $191,000 for the nine months ended September 30, 2012 and 2011, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported. Contractual interest due on loans in non-accrual status was $966,000 at September 30, 2012 compared to $1,751,000 at September 30, 2011. Interest income recognized on loans in non-accrual status was $8,000 and $41,000 for the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2012 there was no significant interest collected on loans in non-accrual status. Contractual interest due on non-accrual loans decreased from $1,110,000 at June 30, 2012 to $966,000 at September 30, 2012 due to several significant loans that went to foreclosure during the third quarter of 2012.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due. The following table provides aging information for our Company’s past due and non-accrual loans at September 30, 2012 and December 31, 2011.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
September 30, 2012
Commercial, Financial, and Agricultural	$121,195	$555	$0	$3,227	$124,977
Real Estate Construction - Residential	19,534	0	0	2,540	22,074
Real Estate Construction - Commercial	36,803	58	0	7,890	44,751
Real Estate Mortgage - Residential	214,390	3,012	0	4,722	222,124
Real Estate Mortgage - Commercial	386,438	879	0	15,652	402,969
Installment and Other Consumer	25,596	400	5	202	26,203

Total	$803,956	$4,904	$5	$34,233	$843,098

December 31, 2011
Commercial, Financial, and Agricultural	$126,244	$243	$0	$2,068	$128,555
Real Estate Construction - Residential	29,054	0	0	1,147	30,201
Real Estate Construction - Commercial	39,822	0	8	7,867	47,697
Real Estate Mortgage - Residential	195,779	3,513	9	4,153	203,454
Real Estate Mortgage - Commercial	371,000	924	36	31,000	402,960
Installment and Other Consumer	29,282	612	1	168	30,063

Total	$791,181	$5,292	$54	$46,403	$842,930

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

(in thousands)	Commercial	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At September 30, 2012
Watch	$21,571	$4,006	$7,485	$24,617	$27,189	$648	$85,516
Substandard	6,051	390	748	4,172	12,358	442	24,161
Non-accrual	3,227	2,540	7,890	4,722	15,652	202	34,233

Total	$30,849	$6,936	$16,123	$33,511	$55,199	$1,292	$143,910

At December 31, 2011
Watch	$22,206	$9,644	$9,338	$13,231	$24,392	$557	$79,368
Substandard	4,142	842	1,189	4,269	8,004	444	18,890
Non-accrual	2,068	1,147	7,867	4,153	31,000	168	46,403

Total	$28,416	$11,633	$18,394	$21,653	$63,396	$1,169	$144,661

Troubled Debt Restructurings

At September 30, 2012, loans classified as troubled debt restructurings (TDRs) totaled $21,711,000, of which $13,744,000 was on non-accrual status and $7,967,000 was on accrual status. At December 31, 2011, loans classified as TDRs totaled $32,165,000, of which $24,948,000 was on non-accrual status and $7,217,000 was on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1,576,000 and $1,522,000 were allocated to the allowance for loan losses at September 30, 2012 and December 31, 2011, respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes loans that were modified as TDRs during the nine months ended September 30, 2012:

	The Nine Months Ended September 30, 2012
	Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$297	$280
Real estate construction - commercial	1	43	42
Real estate mortgage - commercial	2	644	644

Total	6	$984	$966

(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

According to guidance provided in ASC subtopic 310-40, Troubled Debt Restructurings by Creditors, a loan restructuring or modification of terms is a TDR if the creditor, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Our Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. Our Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the three months ended September 30, 2012 there were no new loans meeting the TDR criteria. During the nine months ended September 30, 2012, six loans meeting the TDR criteria were modified. There were no loans modified as a TDR that defaulted during the three and nine months ended September 30, 2012, and within twelve months of their modification date.

(3)	Real Estate Acquired in Settlement of Loans

(in thousands)	September 30, 2012	December 31, 2011
Commercial	$329	$17
Real estate construction - residential	112	307
Real estate construction - commercial	13,407	13,650
Real estate mortgage - residential	1,586	2,121
Real estate mortgage - commercial	16,444	6,623

Total	$31,878	$22,718
Less valuation allowance for other real estate owned	(7,480)	(6,977)

Total	$24,398	$15,741

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Balance at December 31, 2011	$22,718

Additions	15,585
Proceeds from sales	(5,323)
Charge-offs against the valuation allowance for other real estate owned	(1,318)
Net gain on sales	216

Total other real estate owned	$31,878
Less valuation allowance for other real estate owned	(7,480)

Balance at September 30, 2012	$24,398

During the three and nine months ended September 30, 2012, net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $2,401,000 and $4,141,000, respectively.

Activity in the valuation allowance for other real estate owned in settlement of loans for the three months and nine months ended September 30, 2012 and 2011, respectively, is summarized as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$7,474	$6,537	$6,977	$6,158
Provision for other real estate owned	1,081	220	1,821	661
Charge-offs	(1,075)	(127)	(1,318)	(189)

Balance, end of period	$7,480	$6,630	$7,480	$6,630

(4)	Investment Securities

A summary of investment securities by major category, at fair value, consisted of the following at September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
U.S. treasury	$2,036	$2,054
Government sponsored enterprises	66,327	70,314
Asset-backed securities	113,207	107,329
Obligations of states and political subdivisions	35,218	34,109

Total available for sale securities	$216,788	$213,806

All of our Company’s investment securities are classified as available for sale, as discussed in more detail below. Asset backed securities include agency mortgage-backed securities, which are guaranteed by government sponsored agencies such as the FHLMC, FNMA and GNMA. Our Company does not invest in subprime originated mortgage-backed or collateralized debt obligation instruments.

Investment securities which are classified as restricted equity securities primarily consist of Federal Home Loan Bank stock and our Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $4,285,000 and $4,385,000, as of September 30, 2012 and December 31, 2011 respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2012 and December 31, 2011 are as follows:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2012

U.S. Treasury	$2,000	$36	$0	$2,036
Government sponsored enterprises	65,400	927	0	66,327
Asset-backed securities	109,340	3,873	7	113,206
Obligations of states and political subdivisions	33,887	1,337	5	35,219

Total available for sale securities	$210,627	$6,173	$12	$216,788

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2011

U.S. Treasury	$2,000	$54	$0	$2,054
Government sponsored enterprises	69,703	629	18	70,314
Asset-backed securities	103,806	3,547	24	107,329
Obligations of states and political subdivisions	32,716	1,394	1	34,109

Total available for sale securities	$208,225	$5,624	$43	$213,806

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized cost	Fair value
Due in one year or less	$3,459	$3,484
Due after one year through five years	74,943	76,232
Due after five years through ten years	22,022	22,966
Due after ten years	863	900

	101,287	103,582
Asset-backed securities	109,340	113,206

Total	$210,627	$216,788

Debt securities with carrying values aggregating approximately $167,592,000 and $172,447,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011, were as follows:

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Less than 12 months		12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investment Positions	Fair Value	Unrealized Losses
At September 30, 2012
Asset-backed securities	$5,257	$(7)	$0	$0	5	$5,257	$(7)
Obligations of states and political subdivisions	2,189	(5)	150	0	7	2,339	(5)

	$7,446	$(12)	$150	$0	12	$7,596	$(12)

	Less than 12 months		12 months or more			Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Investment Positions	Fair Value	Unrealized Losses
At December 31, 2011
Government sponsored enterprises	$13,250	$(18)	$0	$0	13	$13,250	$(18)
Asset-backed securities	4,591	(24)	0	0	5	4,591	(24)
Obligations of states and political subdivisions	229	(1)	150	0	2	379	(1)

	$18,070	$(43)	$150	$0	20	$18,220	$(43)

Our Company’s available for sale portfolio consisted of approximately 390 securities at September 30, 2012. One of these securities with an unrealized loss of $164 had been in the loss position for 12 months or longer. The unrealized loss included in other comprehensive income at September 30, 2012 was caused by interest rate fluctuations. Our Company’s available for sale portfolio consisted of approximately 365 securities at December 31, 2011. One of these securities with an unrealized loss of $294 had been in the loss position for 12 months or longer. The unrealized loss included in other comprehensive income at December 31, 2011 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at September 30, 2012 and December 31, 2011, respectively.

During the three and nine months ended September 30, 2012, there was a $26,000 realized gain from sales of securities recognized in earnings. During the three and nine months ended September 30, 2011, there were no proceeds from sales of securities and no components of investment securities gains and losses which have been recognized in earnings.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Core Deposit Intangible Asset

A summary of amortizable intangible assets at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Core deposit intangible	$4,795	$(4,559)	$236	$4,795	$(4,252)	$543

Our Company’s amortization expense on intangible assets in any given period may be different from the estimated amounts depending upon the acquisition of intangible assets, changes in mortgage interest rates, prepayment rates and other market conditions. The following table shows the estimated future amortization expense based on existing asset balances and the interest rate environment as of September 30, 2012 for the next five years:

(in thousands)	Core Deposit Intangible Asset
2012	$101
2013	135
2014	—
2015	—
2016	—
2017	—

Changes in the net carrying amount of core deposit intangible assets in the table below for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$337	$751	$543	$978

Additions	0	0	0	0
Amortization	(101)	(104)	(307)	(331)

Balance at end of period	$236	$647	$236	$647

Mortgage Servicing Rights

On January 1, 2012, our Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $460,000, which was recorded as an increase to beginning retained earnings. As such, effective January 1, 2012, changes in the fair value of mortgage servicing rights are recognized in earnings in noninterest income in the period in which the change occurs and no amortization will be recognized on mortgage servicing rights going forward.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

At September 30, 2012 and December 31, 2011, our Company serviced mortgage loans for others totaling $306,926,000 and $307,016,000, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$2,666	$2,272	$2,308	$2,356

Re-measurement to fair value upon election to measure servicing rights at fair value	0	0	742	0
Originated mortgage servicing rights	231	215	559	436
Changes in fair value:
Due to change in model inputs and assumptions (1)	96	0	372	0
Other changes in fair value (2)	(369)	0	(1,357)	0
Amortization	0	(221)	0	(526)

Balance at end of period	$2,624	$2,266	$2,624	$2,266

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time. This also includes a one time adjustment of a $538,000 correction of an immaterial prior period error due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years. If the aforementioned was corrected as of December 31, 2011, the balance at the beginning of the period would have been $1,770,000.

The following key data and assumptions were used in estimating the fair value of our Company’s mortgage servicing rights as of the date indicated:

September 30, 2012
Weighted-Average Constant Prepayment Rate	16.32%
Weighted-Average Contractual Life (in years)	20.00
Weighted-Average Note Rate	4.38%
Weighted-Average Discount Rate	8.01%

(6)	Income Taxes

Income taxes as a percentage of earnings (loss) before income taxes as reported in the consolidated financial statements were 30.9% for the three months ended September 30, 2012 compared to 31.9% for the three months ended September 30, 2011.

Income taxes as a percentage of earnings (loss) before income taxes as reported in the consolidated financial statements were (78.9)% for the nine months ended September 30, 2012 compared to 32.0% for the nine months ended September 30, 2011. Excluding an immaterial correction of a prior period error of $371,000, and prior year return to provision adjustments, income taxes as a percentage of earnings before income taxes were 18.9% in comparison to 32.0% for the nine months ended September 30, 2012 and 2011, respectively.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

likely than not our Company will realize the benefits of these temporary differences at September 30, 2012 and, therefore, has not established a valuation reserve.

(7)	Employee Benefit Plans

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Payroll taxes	$278	$264	$857	$843
Medical plans	448	401	1,346	1,278
401k match	70	79	218	214
Pension plan	330	228	990	683
Profit-sharing	(100)	30	58	101
Other	69	37	242	137

Total employee benefits	$1,095	$1,039	$3,711	$3,256

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

Pension

Our Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under our Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. Our Company made $766,000 of contributions to the defined benefit plan through November 14, 2012, of which $238,000 relates to the 2011 plan year and $528,000 relates to the 2012 plan year. The minimum required contribution for the 2012 plan year is estimated to be $1,048,000. Our Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2012.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

(in thousands)	Estimated 2012	Actual 2011
Service cost - benefits earned during the year	$1,202	$930
Interest costs on projected benefit obligations	667	604
Expected return on plan assets	(721)	(706)
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	93	0

Net periodic pension expense	$1,320	$907

Pension expense - three months ended September 30, (actual)	$330	$228
Pension expense - nine months ended September 30, (actual)	$990	$683

(8)	Stock Compensation

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

The following table summarizes our Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2012 *	270,634	$23.51
Granted	0	0
Exercised	0	0
Forfeited	0	0
Expired	(55,291)	18.92

Outstanding at September 30, 2012	215,343	$24.68	3.3	$0

Exercisable at September 30, 2012	197,713	$24.76	3.1	$0

*	Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2012.

Total stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $7,000 and $12,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $27,000 and $46,000, respectively. As of September 30, 2012, the total unrecognized compensation expense related to non-vested stock awards was $71,000 and the related weighted average period over which it is expected to be recognized is approximately two years.

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

Participating in this program included our Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 287,133 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with managements’ estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. On May 9, 2012, our Company redeemed 12,000 shares of preferred stock from the U.S. Department of Treasury by repaying $12,000,000 of the $30,255,000 CPP funds along with $140,000 of accrued and unpaid dividends on the shares redeemed. Related to these shares was an additional $300,000 of accretion that was recognized at the time of the redemption. The allocated carrying values of the senior preferred stock and common stock warrant at September 30, 2012 were $17,905,000 and $2,382,000, respectively.

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

The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $15.81 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheet and qualify, for regulatory capital purposes, as Tier I capital. For the nine months ended September 30, 2012, our Company had declared and paid $975,000 of dividends and amortized $587,000 of accretion of the discount on preferred stock.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic (loss) earnings per common share:
Net (loss) income	$(1,571,541)	$1,515,639	$619,225	$3,877,750
Less:
Preferred stock dividends	228,188	378,187	893,694	1,130,360
Accretion of discount on preferred stock	71,873	119,119	587,372	357,356

Net (loss) income available to common shareholders	$(1,871,602)	$1,018,333	$(861,841)	$2,390,034

Basic (loss) earnings per share	$(0.39)	$0.21	$(0.18)	$0.49

Diluted (loss) earnings per common share:
Net (loss) income	$(1,571,541)	$1,515,639	$619,225	$3,877,750
Less:
Preferred stock dividends	228,188	378,187	893,694	1,130,360
Accretion of discount on preferred stock	71,873	119,119	587,372	357,356

Net (loss) income available to common shareholders	$(1,871,602)	$1,018,333	$(861,841)	$2,390,034

Average shares outstanding	4,839,114	4,839,114	4,839,114	4,839,114
Effect of dilutive stock options	0	0	0	0

Average shares outstanding including dilutive stock options	4,839,114	4,839,114	4,839,114	4,839,114

Diluted (loss) earnings per share	$(0.39)	$0.21	$(0.18)	$0.49

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

The following options to purchase shares during the three and nine months ended September 30, 2012 and 2011 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive shares - option shares	215,343	270,835	215,343	270,835
Anti-dilutive shares - warrant shares	287,133	287,133	287,133	287,133

Total anit-dilutive shares	502,476	557,968	502,476	557,968

(11)	Fair Value Measurements

Our Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of September 30, 2012 and December 31, 2011, respectively, there were no transfers into or out of Levels 1-3.

The fair value hierarchy is as follows:

Level 1 - Inputs are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs are unobservable inputs for the asset or liability and significant to the fair value. These may be internally developed using our Company’s best information and assumptions that a market participant would consider.

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

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Available-for-sale securities

The fair value measurements of our Company’s investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to independent verification to another pricing source by management each quarter for reasonableness. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

including late fees. The valuation models estimate the present value of estimated future net servicing income. Our Company classifies its servicing rights as Level 3.

	Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets:
U.S. treasury	$2,036	$2,036	$0	$0
Government sponsored enterprises	66,327	0	66,327	0
Asset-backed securities	113,206	0	113,206	0
Obligations of states and political subdivisions	35,219	0	35,219	0
Mortgage servicing rights	2,624	0	0	2,624

Total	$219,412	$2,036	$214,752	$2,624

December 31, 2011
Assets:
U.S. treasury	$2,054	2,054	0	0
Government sponsored enterprises	70,314	0	70,314	0
Asset-backed securities	107,329	0	107,329	0
Obligations of states and political subdivisions	34,109	0	34,109	0

Total	$213,806	$2,054	$211,752	$0

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Mortgage Servicing Rights
(in thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Balance at beginning of period	$2,666	$2,512
Total gains or losses (realized/unrealized):
Included in earnings	(42)	112
Included in other comprehensive income	0	0

Balance at end of period	$2,624	$2,624

Total gains or losses for the three and nine months included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2012	$96	$372

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of our Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

Our Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2012, our Company identified $29.2 million in impaired loans that had specific allowances for losses aggregating $5.9 million. Related to these loans, there was $2.9 million in charge-offs recorded during the nine months ended September 30, 2012.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
September 30, 2012
Assets:
Impaired loans:
Commercial, financial, & agricultural	$876	$0	$0	$876	$(791)
Real estate construction - residential	130	0	0	130	0
Real estate construction - commercial	5,458	0	0	5,458	0
Real estate mortgage - residential	2,311	0	0	2,311	(564)
Real estate mortgage - commercial	14,607	0	0	14,607	(1,547)

Total	$23,382	$0	$0	$23,382	$(2,902)

Other real estate owned and repossessed assets	$25,195	$0	$0	$25,195	$(3,186)

December 31, 2011
Assets:
Impaired loans:
Commercial, financial, & agricultural	$643	$—	$—	$643	$(2,136)
Real estate construction - residential	396	—	—	396	(1,557)
Real estate construction - commercial	6,029	—	—	6,029	(279)
Real estate mortgage - residential	3,601	—	—	3,601	(1,509)
Real estate mortgage - commercial	15,980	—	—	15,980	(5,842)

Total	$26,649	$—	$—	$26,649	$(11,323)

Other real estate owned and repossessed assets	$16,020	$—	$—	$16,020	$(2,112)

*	Total gains (losses) reported for other real estate owned and repossessed assets includes charge offs, valuation write downs, and net losses taken during the periods reported.

(12)	Fair Value of Financial Instruments

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

Investment Securities

A detailed description of the fair value measurement of the debt instruments in the available-for-sale sections of the investment security portfolio is provided in the Fair Value Measurement section above. A schedule of investment securities by category and maturity is provided in the notes on Investment Securities.

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

Cash Surrender Value - Life Insurance

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of our Company’s financial instruments at September 30, 2012 and December 31, 2011 is as follows:

			September 30, 2012 Fair Value Measurements
	September 30, 2012		Quoted Prices in Active Markets for Identical	Other Observable	Net Significant Unobservable	December 31, 2011
(in thousands)	Carrying amount	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying amount	Fair value
Assets:
Loans	$826,178	$830,401	$0	$0	$830,401	$829,121	$830,077
Investment securities	216,788	216,788	2,036	214,752	0	213,806	213,806
FHLB stock	2,638	2,638	0	2,638	0	2,738	2,738
Federal fund sold and securities purchased under agreements to resell	0	0	0	0	0	75	75
Cash and due from banks	20,286	20,286	20,286	0	0	43,134	43,134
Mortgage servicing rights	2,624	2,624	0	0	2,624	2,309	2,512
Cash surrender value - life insurance	2,119	2,119	0	2,119	0	2,064	2,064
Accrued interest receivable	5,467	5,467	5,467	0	0	5,341	5,341

	$1,076,100	$1,080,323	$27,789	$219,509	$833,025	$1,098,588	$1,099,747

Liabilities:
Deposits:
Demand	$165,131	$165,131	$165,131	$0	$0	$159,187	$159,187
NOW	168,240	168,240	168,240	0	0	169,452	169,452
Savings	67,065	67,065	67,065	0	0	62,075	62,075
Money market	154,327	154,327	154,327	0	0	153,072	153,072
Time	401,647	407,083	0	0	407,083	414,438	421,687
Federal funds purchased and securities sold under agreements to repurchase	24,109	24,109	24,109	0	0	24,516	24,516
Subordinated notes	49,486	28,636	0	28,636	0	49,486	22,082
Federal Home Loan Bank advances	28,216	28,819	0	28,819	0	28,410	29,525
Accrued interest payable	684	684	684	0	0	1,054	1,054

	$1,058,905	$1,044,094	$579,556	$57,455	$407,083	$1,061,690	$1,042,650

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

Our Company and its subsidiaries are defendants in various legal actions incidental to our Company’s past and current business activities. At September 30, 2012 and December 31, 2011, our Company’s consolidated balance sheets included liabilities for these legal actions of $200,000, respectively. Based on our Company’s analysis, and considering the inherent uncertainties associated with litigation, management does not believe that it is reasonably possible that these legal actions will materially adversely affect our Company’s consolidated financial statements or results of operations in the near term.

On November 18, 2010, a suit was filed against our Company and its subsidiary, the Bank, in the Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws. The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts. The suit seeks forfeiture and refund of twice the amount of improper overdraft fees assessed and collected. The court has denied the Bank’s motion to dismiss the suit. At this early stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

On December 17, 2009, a suit was filed against the Bank in Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the Bank had not followed through on its commitment to fund a loan request. A jury found in favor of the customer and awarded $630,000 in damages to the plaintiffs, including $200,000 in punitive damages. After hearing post-judgment motions, the trial court struck the punitive damage award and entered an amended judgment for a total of $510,000 against the Bank. As of September 30, 2012, our Company carried a liability of $200,000 with respect to this matter. Our Company is in the appeals process and the probable outcome is presently not determinable.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for our Company as of and for each of the three and nine months ended September 30, 2012 and 2011, respectively. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of our Company, including the accompanying notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Per Share Data
Basic (loss) earnings per common share	$(0.39)	$0.21	$(0.18)	$0.49
Diluted (loss) earnings per common share	(0.39)	0.21	(0.18)	0.49
Dividends paid on preferred stock	229	378	975	1,135
Accretion of discount on preferred stock	72	119	587	357
Dividends paid on common stock	233	224	698	671
Book value per common share			14.99	16.57
Market price per common share			8.84	7.25

Selected Ratios
(Based on average balance sheets)
Return on average total assets	-0.54%	0.51%	0.07%	0.43%
Return on average common stockholders’ equity	-9.95%	5.29%	-1.54%	4.28%
Average common stockholders’ equity to average total assets	6.41%	6.48%	6.31%	6.25%
(Based on end-of-period data)
Efficiency ratio (1)	81.07%	67.81%	78.41%	70.65%
Period-end common stockholders’ equity to period-end assets			6.27%	6.59%
Period-end stockholders’ equity to period-end assets			7.81%	9.09%
Total risk-based capital ratio			16.71%	18.02%
Tier 1 risk-based capital ratio			13.36%	15.24%
Leverage ratio			10.09%	11.60%

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

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

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Net interest income	$10,122	$10,804	$(682)	(6.3)%	$31,108	$32,067	$(959)	(3.0)%
Provision for loan losses	4,700	2,010	2,690	133.8	7,900	5,643	2,257	40.0
Noninterest income	2,680	2,357	323	13.7	7,093	6,588	505	7.7
Noninterest expense	10,378	8,925	1,453	16.3	29,955	27,311	2,644	9.7

(Loss) income before income taxes	(2,276)	2,226	(4,502)	(202.2)	346	5,701	(5,355)	(93.9)

Income tax (benefit) expense	(704)	711	(1,415)	(199.0)	(273)	1,823	(2,096)	(115.0)

Net (loss) income	$(1,572)	$1,515	$(3,087)	(203.8)%	$619	$3,878	$(3,259)	(84.0)%

Less: preferred dividends and	228	378	(150)	(39.7)	894	1,131	(237)	(21.0)
accretion of discount	72	119	(47)	(39.5)	587	357	230	64.4

Net (loss) income available to common shareholders	$(1,872)	$1,018	$(2,890)	(283.9)%	$(862)	$2,390	$(3,252)	(136.1)%

Our Company’s consolidated net loss of $1,572,000 for the three months ended September 30, 2012 decreased $3,087,000 compared to consolidated net income of $1,515,000 for the three months ended September 30, 2011. Our Company recorded preferred stock dividends and accretion on preferred stock of $300,000 for the three months ended September 30, 2012, resulting in a $1,872,000 net loss available for common shareholders compared to net income available for common shareholders of $1,018,000 for the three months ended September 30, 2011. Diluted earnings (loss) per share decreased from $0.21 per common share for the three months ended September 30, 2011 to $(0.39) per common share for the three months ended September 30, 2012. The provision for loan losses increased $2,690,000, or 133.8%, from September 30, 2011 to September 30, 2012. Our Company’s net interest income, on a tax equivalent basis, decreased $694,000, or 6.3%, to $10,259,000 for the three months ended September 30, 2012 compared to $10,953,000 for the three months ended September 30, 2011. For the three months ended September 30, 2012, the return on average assets was (0.54)%, the return on average common stockholders’ equity was (9.95)%, and the efficiency ratio was 81.1%. Net interest margin decreased from 3.98% to 3.80% from the three months ended September 30, 2011 to 2012, respectively.

Our Company’s consolidated net income of $619,000 for the nine months ended September 30, 2012 decreased $3,259,000 compared to consolidated net income of $3,878,000 for the nine months ended September 30, 2011. Our Company recorded preferred stock dividends and accretion on preferred stock of $1,481,000 for the nine months ended September 30, 2012, resulting a $862,000 net loss available for common shareholders compared to net income available for common shareholders of $2,390,000 for the nine months ended September 30, 2011. Diluted earnings (loss) per share decreased from $0.49 per common share for the nine months ended September 30, 2011 to $(0.18) per common share for the nine months ended September 30, 2012. The provision for loan losses increased $2,257,000, or 40.0%, from the nine months ended September 30, 2011 to September 30, 2012, respectively. On May 9, 2012, our Company redeemed 12,000 of the 30,255 shares of preferred stock issued under the U.S. Treasury’s CPP program. Related to these shares was an additional $300,000 of accretion that was recognized at the time of the redemption. Our Company’s net interest income, on a tax equivalent basis, decreased $1,004,000, or 3.09%, to $31,524,000 for the nine months ended September 30, 2012 compared to $32,528,000 for the nine months ended September 30, 2011. The $2,096,000 decrease in income tax expense includes a $371,000 immaterial correction of a prior period error. For the nine months ended September 30, 2012, the return on average assets was 0.07%, the return on average common stockholders’ equity was (1.54)%, and the efficiency ratio was 78.4%. Net interest margin decreased from 3.92% to 3.84% from the nine months ended September 30, 2011 to 2012, respectively.

Total assets at September 30, 2012 were $1,157,291,000, compared to $1,171,161,000 at December 31, 2011, a decrease of $13,870,000, or 1.2%. On July 1, 2012, our Company distributed a four percent stock dividend for the third consecutive year to common shareholders of record at the close of business June 15, 2012. For all periods presented, share information, including basic and diluted earnings per share, have been adjusted retroactively to reflect the stock dividend.

Net Interest Income

Net interest income is the largest source of revenue resulting from our Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets

The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and nine month periods ended September 30, 2012 and September 30, 2011, respectively.

	Three Months Ended September 30,
	2012			2011
(Dollars In thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2) (4)
Commercial	$126,092	$1,620	5.11%	$126,997	$1,747	5.46%
Real estate construction - residential	21,087	225	4.24	28,923	416	5.71
Real estate construction - commercial	43,697	463	4.22	48,366	547	4.49
Real estate mortgage - residential	221,191	2,842	5.11	203,070	2,951	5.77
Real estate mortgage - commercial	401,649	5,311	5.26	421,830	5,710	5.37
Consumer	27,474	448	6.49	29,620	508	6.80

Total loans	$841,190	$10,909	5.16%	$858,806	$11,879	5.49%

Investment securities: (3)
U.S. treasury	$2,041	$8	1.56%	$2,049	$8	1.55%
Government sponsored enterprises	69,656	231	1.32	62,397	298	1.89
Asset backed securities	118,773	765	2.56	117,698	920	3.10
State and municipal	34,790	346	3.96	31,541	383	4.82

Total investment securities	$225,260	$1,350	2.38%	$213,685	$1,609	2.99%

Restricted Investments	$4,287	$23	2.13%	$4,899	$37	3.00%
Federal funds sold	46	—	—	96	—	—
Interest bearing deposits in other financial institutions	4,066	6	0.59	14,887	8	0.21

Total interest earning assets	$1,074,849	$12,288	4.55%	$1,092,373	$13,533	4.92%

All other assets	108,898			98,812
Allowance for loan losses	(15,471)			(13,521)

Total assets	$1,168,276			$1,177,664

LIABILITIES AND
STOCKHOLDERS’ EQUITY
NOW accounts	$176,904	$136	0.31%	$168,779	$212	0.50%
Savings	67,162	18	0.11	61,912	30	0.19
Money market	152,488	111	0.29	151,082	145	0.38
Time deposits of $100,000 and over	127,565	297	0.93	135,945	403	1.18
Other time deposits	278,305	980	1.40	289,058	1,243	1.71

Total time deposits	$802,424	$1,542	0.76%	$806,776	$2,033	1.00%

Federal funds purchased and securities sold under agreements to repurchase	24,170	7	0.12	25,861	13	0.20
Subordinated notes	49,486	346	2.78	49,486	322	2.58
Federal Home Loan Bank advances	28,258	134	1.89	35,933	212	2.37

Total borrowings	$101,914	$487	1.90%	$111,280	$547	1.95%

Total interest bearing liabilities	$904,338	$2,029	0.89%	$918,056	$2,580	1.12%

Demand deposits	163,538			148,339
Other liabilities	7,697			5,864

Total liabilities	1,075,573			1,072,259
Stockholders’ equity	92,703			105,405

Total liabilities and stockholders’ equity	$1,168,276			$1,177,664

Net interest income (FTE)		$10,259			$10,953

Net interest spread			3.66%			3.80%
Net interest margin			3.80%			3.98%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $137,000 and $149,000 for the three months ended September 30, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
	2012			2011
(Dollars In thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2) (4)
Commercial	$127,634	$4,913	5.13%	$127,904	$5,238	5.48%
Real estate construction - residential	21,058	928	5.87	30,107	1,269	5.64
Real estate construction - commercial	42,967	1,382	4.28	51,745	1,713	4.43
Real estate mortgage - residential	217,919	8,841	5.40	203,716	8,763	5.75
Real estate mortgage - commercial	404,826	15,709	5.17	428,465	17,460	5.45
Consumer	28,176	1,374	6.50	30,126	1,571	6.97

Total Loans	$842,580	$33,147	5.24%	$872,063	$36,014	5.52%

Investment securities: (3)
U.S. treasury	$2,053	$24	1.56%	$1,652	$21	1.70%
Government sponsored enterprises	73,771	796	1.44	64,577	977	2.02
Asset backed securities	115,227	2,363	2.73	111,799	2,704	3.23
State and municipal	34,092	1,058	4.13	32,128	1,191	4.96

Total Investment securities	$225,143	$4,241	2.51%	$210,156	$4,893	3.11%

Restricted investments	$4,308	$79	2.44%	$5,328	$121	3.04%
Federal funds sold	65	—	—	131	—	—
Interest bearing deposits in other financial institutions	20,229	42	0.28	20,744	40	0.26

Total interest earning assets	$1,092,325	$37,509	4.57%	$1,108,422	$41,068	4.95%

All other assets	104,223			99,110
Allowance for loan losses	(14,707)			(13,620)

Total assets	$1,181,841			$1,193,912

LIABILITIES AND
STOCKHOLDERS’ EQUITY
NOW accounts	$186,933	$529	0.38%	$180,963	$745	0.55%
Savings	65,862	56	0.11	59,874	100	0.22
Money market	152,090	334	0.29	153,438	473	0.41
Time deposits of $100,000 and over	130,887	833	0.85	129,291	1,297	1.34
Other time deposits	278,305	2,769	1.33	295,529	3,984	1.80

Total time deposits	$814,077	$4,521	0.74%	$819,095	$6,599	1.08%

Federal funds purchased and securities sold under agreements to repurchase	23,271	17	0.10	27,794	39	0.19
Subordinated notes	49,486	1,045	2.81	49,486	964	2.60
Federal Home Loan Bank advances	28,323	402	1.89	46,872	938	2.68

Total borrowings	$101,080	$1,464	1.96%	$124,152	$1,941	2.09%

Total interest bearing liabilities	$915,157	$5,985	0.87%	$943,247	$8,540	1.21%

Demand deposits	160,765			141,687
Other liabilities	8,086			5,273

Total liabilities	1,084,008			1,090,207
Stockholders’ equity	97,833			103,605

Total liabilities and stockholders’ equity	$1,181,841			$1,193,812

Net interest income (FTE)		$31,524			$32,528

Net interest spread			3.70%			3.74%
Net interest margin			3.84%			3.92%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $416,000 and $461,000 for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Comparison of the three and nine months ended September 30, 2012 and 2011, respectively.

Financial results for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 reflected a decrease in net interest income, on a tax equivalent basis, of $694,000, or 6.3%. Average interest-earning assets decreased $17,524,000, or 1.6%, to $1,074,849,000 for the three months ended September 30, 2012 compared to $1,092,373,000 for the three months ended September 30, 2011 and average interest bearing liabilities decreased $13,718,000, or 1.5%, to $904,338,000 for the three months ended September 30, 2012 compared to $918,056,000 for the three months ended September 30, 2011.

Average loans outstanding decreased $17,616,000, or 2.1%, to $841,190,000 for the three months ended September 30, 2012 compared to $858,806,000 for the three months ended September 30, 2011. See the Lending and Credit Management section for further discussion of changes in the composition of our lending portfolio. Average investment securities and federal funds sold increased $11,525,000, or 5.4%, to $225,306,000 for the three months ended September 30, 2012 compared to $213,781,000 for the three months ended September 30, 2011. Average interest bearing deposits in other financial institutions decreased $10,821,000 to $4,066,000 for the three months ended September 30, 2012 compared to $14,887,000 for the three months ended September 30, 2011. See the Liquidity Management section for further discussion.

Average time deposits decreased $4,352,000 to $802,424,000 for the three months ended September 30, 2012 compared to $806,776,000 for the three months ended September 30, 2011. Average borrowings on Federal Home Loan Bank advances decreased $7,675,000 to $28,258,000 for the three months ended September 30, 2012 compared to $35,933,000 for the three months ended September 30, 2011. See the Liquidity Management section for further discussion.

Financial results for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 reflected a decrease in net interest income, on a tax equivalent basis, of $1,004,000, or 3.1%. Average interest-earning assets decreased $16,097,000, or 1.4%, to $1,092,325,000 for the nine months ended September 30, 2012 compared to $1,108,422,000 for the nine months ended September 30, 2011 and average interest bearing liabilities decreased $28,090,000, or 3.0%, to $915,157,000 for the nine months ended September 30, 2012 compared to $943,247,000 for the nine months ended September 30, 2011.

Average loans outstanding decreased $29,483,000 or 3.0% to $842,580,000 for the nine months ended September 30, 2012 compared to $872,063,000 for the nine months ended September 30, 2011. See the Lending and Credit Management section for further discussion of changes in the composition of our lending portfolio. Average investment securities and federal funds sold increased $14,921,000, or 7.1% to $225,208,000 for the nine months ended September 30, 2012 compared to $210,287,000 for the nine months ended September 30, 2011. Average interest bearing deposits in other financial institutions decreased $515,000 to $20,229,000 for the nine months ended September 30, 2012 compared to $20,744,000 for the nine months ended September 30, 2011. See the Liquidity Management section for further discussion.

Average time deposits decreased $5,018,000 to $814,077,000 for the nine months ended September 30, 2012 compared to $819,095,000 for the nine months ended September 30, 2011. Average borrowings on Federal Home Loan Bank advances decreased $18,549,000 to $28,323,000 for the nine months ended September 30, 2012 compared to $46,872,000 for the nine months ended September 30, 2011. See the Liquidity Management section for further discussion.

Rate and volume analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30, 2012 vs. 2011			Nine Months Ended September 30, 2012 vs. 2011
		Change due to			Change due to
(Dollars In thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis:
Loans: (1) (3)
Commercial	$(127)	$(12)	$(115)	$(325)	$(11)	$(314)
Real estate construction - residential	(191)	(98)	(93)	(341)	(396)	55
Real estate construction - commercial	(84)	(51)	(33)	(331)	(284)	(47)
Real estate mortgage - residential	(103)	250	(353)	84	592	(508)
Real estate mortgage - commercial	(405)	(269)	(136)	(1,757)	(938)	(819)
Consumer	(60)	(36)	(24)	(197)	(99)	(98)

Investment securities:
U.S. treasury	—	—	—	3	5	(2)
Government sponsored entities	(67)	32	(99)	(181)	126	(307)
Asset backed securities	(155)	8	(163)	(341)	81	(422)
State and municipal (2)	(37)	36	(73)	(133)	70	(203)

Restricted investments	(14)	(5)	(9)	(42)	(21)	(21)
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	(2)	(9)	7	2	(1)	3

Total interest income	(1,245)	(154)	(1,091)	(3,559)	(876)	(2,683)

Interest expense:
NOW accounts	(76)	10	(86)	(216)	24	(240)
Savings	(12)	3	(15)	(44)	9	(53)
Money market	(34)	1	(35)	(139)	(4)	(135)
Time deposits of $100,000 and over	(106)	(24)	(82)	(464)	16	(480)
Other time deposits	(263)	(45)	(218)	(1,215)	(221)	(994)
Federal funds purchased and securities sold under agreements to repurchase	(6)	(1)	(5)	(22)	(5)	(17)
Subordinated notes	24	—	24	81	—	81
Federal Home Loan Bank advances	(78)	(40)	(38)	(536)	(309)	(227)

Total interest expense	(551)	(96)	(455)	(2,555)	(490)	(2,065)

Net interest income on a fully taxable equivalent basis	$(694)	$(58)	$(636)	$(1,004)	$(386)	$(618)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $137,000 and $149,000 for the three months ended September 30, 2012 and 2011, respectively, and $416,000 and $461,000 for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income.

Net interest income on a fully taxable equivalent basis decreased $694,000, or 6.3%, to $10,259,000 for the three months ended September 30, 2012 compared to $10,935,000 for the three months ended September 30, 2011. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.80% for the three months ended September 30, 2012 from 3.98% for the three months ended September 30, 2011. The decrease in net interest income was primarily the result of lower interest income earned on loans due to lower average balances and lower average rates. Our Company’s net interest spread decreased to 3.66% for the three months ended September 30, 2012 from 3.80% for the three months ended September 30, 2011. The rates earned on interest earning assets decreased from 4.92% for the three months ended September 30, 2011 to 4.55% for the three months ended September 30, 2012. Partially offsetting this decrease in rates earned was a decrease in interest expense incurred on deposits and other borrowings. Our Company’s rates paid on interest bearing liabilities decreased to 0.89% for the three months ended September 30, 2012 compared to 1.12% for the three months ended September 30, 2011.

Net interest income on a fully taxable equivalent basis decreased $1,004,000, or 3.1%, to $31,524,000 for the nine months ended September 30, 2012 compared to $32,528,000 for the nine months ended September 30, 2011. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.84% for the nine months ended September 30, 2012 from 3.92% for the nine months ended September 30, 2011. The decrease in net interest income was primarily the result of lower interest income earned on loans due to lower average balances and lower average rates. Our Company’s net interest spread decreased to 3.70% for the nine months ended September 30, 2012 from 3.74% for the nine months ended September 30, 2011. Rates earned on interest earning assets decreased from 4.95% for the nine months ended September 30, 2011 to 4.57% for the nine months ended September 30, 2012, while rates paid on interest bearing liabilities decreased to 0.87% for the nine months ended September 30, 2012 compared to 1.21% for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, interest expense incurred on deposits and other borrowings decreased $2,555,000 from the nine months ended September 30, 2011. Effective January 1, 2012, our Company recorded a $368,000 credit to interest expense on time deposits for imputed interest calculated on capitalized interest not accounted for during the time period of 2004 through 2011 on the construction of our Company’s new bank buildings. This is considered a correction of an immaterial prior period error. Without this credit to interest expense, rates paid on interest bearing liabilities would have been approximately 0.92% for the nine months ended September 30, 2012.

Non-interest Income and Expense

Non-interest income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,360	$1,446	$(86)	$(5.9)%	$4,067	$4,176	$(109)	$(2.6)%
Trust department income	234	209	25	12.0	670	633	37	5.8
Gain on sales of mortgage loans	779	431	348	80.7	1,773	894	879	98.3
Gain on sale of investment securities	26	0	26	NM	26	0	26	NM
Other	281	271	10	3.7	557	885	(328)	(37.1)

Total non-interest income	$2,680	$2,357	$323	$13.7%	$7,093	$6,588	$505	$7.7%

Non-interest income as a
% of total revenue *	20.9%	17.9%			18.6%	17.0%
Total revenue per full time equivalent employee	$36.6	$39.6			$109.1	$116.4

*	Total revenue is calculated as net interest income plus non-interest income.

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

Noninterest income increased $323,000 or 13.7% to $2,680,000 for the three months ended September 30, 2012 compared to $2,357,000 for the three months ended September 30, 2011. The increase was primarily the result of a $348,000 increase in the gains on sales of mortgage loans. Our Company’s loans sold increased from $22,000,000 for the three months ended September 30, 2011 to $27,000,000 for the three months ended September 30, 2012. Due to low interest rates, an increase in refinancing activity impacted both the volume of loans sold and gains recognized.

Noninterest income increased $505,000 or 7.7% to $7,093,000 for the nine months ended September 30, 2012 compared to $6,588,000 for the nine months ended September 30, 2011. The increase was primarily the result of a $879,000 increase on gains on sales of mortgage loans partially offset by a $452,000 decrease in the real estate servicing income recorded in other noninterest income. As a result of the changes in fair value during the first nine months of

2012, $637,000 was earned in real estate service fees, $372,000 was recorded in real estate servicing income due to changes in model inputs and assumptions, and ($1,357,000) was recorded due to other changes in fair value resulting from customer payments and passage of time. This is in comparison to the nine months ended September 30, 2011 in which $630,000 was earned in real estate servicing fees and $526,000 of MSR amortization was recorded. Our Company’s loans sold increased from $44,000,000 for the nine months ended September 30, 2011 to $69,000,000 for the nine months ended September 30, 2012. As mentioned above, due to low interest rates, an increase in refinancing activity impacted both the volume of loans sold and gains recognized. Our Company was servicing $307,000,000 of mortgage loans at September 30, 2012 compared to $302,000,000 at September 30, 2011.

Non-interest expense for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Non-interest Expense
Salaries	$3,666	$3,466	$200	5.8%	$10,754	$10,260	$494	4.8%
Employee benefits	1,095	1,039	56	5.4	3,711	3,256	455	14.0
Occupancy expense, net	666	735	(69)	(9.4)	1,953	1,958	(5)	(0.3)
Furniture and equipment expense	431	468	(37)	(7.9)	1,403	1,483	(80)	(5.4)
FDIC insurance assessment	249	254	(5)	(2.0)	752	1,130	(378)	(33.5)
Legal, examination, and professional fees	284	286	(2)	(0.7)	880	1,083	(203)	(18.7)
Advertising and promotion	288	272	16	5.9	750	774	(24)	(3.1)
Postage, printing, and supplies	274	271	3	1.1	817	836	(19)	(2.3)
Processing expense	888	787	101	12.8	2,667	2,422	245	10.1
Other real estate expense	1,787	524	1,263	241.0	3,383	1,564	1,819	116.3
Other	750	823	(73)	(8.9)	2,885	2,545	340	13.4

Total non-interest expense	$10,378	$8,925	$1,453	16.3%	$29,955	$27,311	$2,644	9.7%

Efficiency ratio	81.1%	67.8%			78.4	%70.7%
Salaries and benefits as a % of total non-interest expense	45.9%	50.5%			48.3	%49.5%
Number of full-time equivalent employees	350	332			350	332

Total noninterest expense increased $1,453,000, or 16.3%, to $10,378,000 for the three months ended September 30, 2012 compared to $8,925,000 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, total noninterest expense increased $2,644,000, or 9.7%, to $29,955,000 compared to $27,311,000 for the nine months ended September 30, 2011.

Salary expense increased $200,000, or 5.8%, to $3,666,000 for the three months ended September 30, 2012 compared to the prior year quarter, and increased $494,000, or 4.8%, to $10,754,000 for the nine months ended September 30, 2012 compared to the same period last year. The number of full-time equivalent employees increased from 332 at September 30, 2011 to 350 at September 30, 2012 partly due to opening a new lending location in Liberty, Missouri in May of 2012 as well as additional support personnel in our loan operations departments.

Employee benefits increased $56,000, or 5.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and increased $455,000, or 14.0%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The quarterly increase included a $47,000 increase in medical insurance premiums, and a $32,000 increase in other employee benefits, partially offset by a $37,000 decrease in estimated profit sharing and pension accrual. The increase for the nine months end September 30, 2012 included increases of $268,000 in estimated profit sharing and pension accrual, $105,000 in other employee benefits, and $68,000 in medical insurance premiums.

Federal Deposit Insurance Corporation (FDIC) insurance assessment decreased $6,000, or 2.4%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and decreased $378,000, or 33.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in FDIC insurance assessments was due to amendments made by the FDIC effective for the third quarter of 2011 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The quarters ending after September 30, 2011 reflect a new assessment base using assets and tier one capital in the assessment calculation.

Legal, examination, and professional expenses decreased $2,000, or 0.7%, for the three months ended September 30, 2012 compared to prior year quarter, and decreased $203,000, or 18.7%, for the nine months ended September 30, 2012 compared to the prior year to date period primarily as a result of a decrease in consulting fees due to a human resource best practices and profitability-consulting project completed during 2011.

Other real estate expense increased $1,264,000, or 241.7%, to $1,787,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and increased $1,819,000, or 116.3%, to $3,383,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The current quarter increase was primarily due to a $1,081,000 expense provision for other real estate owned compared to $220,000 for the prior year quarter. Expenses incurred to maintain foreclosed properties during the current quarter also increased $467,000 compared to the prior year quarter. During the nine months ended September 30, 2012, the provision for other real estate owned was $1,821,000 compared to $661,000 for the prior year to date period and expenses incurred to maintain foreclosed properties increased $792,000 in comparison to those for the nine months ended September 30, 2011. The increase in other real estate expenses was primarily due to increased operating costs of recently acquired foreclosed properties.

Other noninterest expense decreased $74,000, or 9.0%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The $340,000 year to date increase over the prior year was primarily due to $309,000 of property donations to charitable organizations during the current year that were in other real estate owned.

Income taxes

Income taxes as a percentage of earnings (loss) before income taxes as reported in the consolidated financial statements were 30.9% for the three months ended September 30, 2012 compared to 31.9% for the three months ended September 30, 2011, and were (78.9)% for the nine months ended September 30, 2012 compared to 32.0% for the nine months ended September 30, 2011. Excluding an immaterial correction of a prior period error of $371,000, and prior year return to provision adjustments, income taxes as a percentage of earnings before income taxes were 18.9% in comparison to 32.0% for the nine months ended September 30, 2012 and 2011, respectively. As of December 31, 2011, our Company released $28,000 of interest accrued related to the release of $221,000 of uncertain tax provisions. As of September 30, 2012, our Company had not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for our Company. Net loans represented 71.4% of total assets as of September 30, 2012 compared to 70.8% as of December 31, 2011, and 71.6% as of September 30, 2011.

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

A summary of loans, by major class within our Company’s loan portfolio as of the dates indicated is as follows:

(In thousands)	September 30, 2012	December 31, 2011
Commercial, financial, and agricultural	$124,977	$128,555
Real estate construction - residential	22,074	30,201
Real estate construction - commercial	44,751	47,697
Real estate mortgage - residential	222,124	203,454
Real estate mortgage - commercial	402,969	402,960
Installment loans to individuals	26,006	29,884
Deferred fees and costs, net	197	179

Total loans	$843,098	$842,930

Our Company’s loan portfolio increased $168,000 from December 31, 2011 to September 30, 2012. During the nine months ended September 30, 2012 there were no significant increases in loan demand. Our Company did experience an increase in refinancing during this time period due to low interest rates available for real estate mortgage residential properties. Also, during the first quarter of 2012 approximately $10,000,000 of real estate construction - residential loans were reclassified to real estate mortgage - residential loans due to the completion of the construction phase.

The economy for the state of Missouri as a whole continues to be considered weak. Our Company anticipates several more quarters of slow growth and a very tight economy. As the State continues to look for places to balance its budget, our Company believes the economy in our central market could be impacted. The economy in the southern half of our Company’s market area has been impacted by a tornado that struck the Branson area. Currently, the Branson area is experiencing good holiday weekends, but its economy is still struggling. Significant fluctuations in the stock market show little indication that the economy will stabilize and rebound soon. Although unemployment rates remain elevated, employment levels in our Company’s market area have remained steady during the nine months ended September 30, 2012. Borrowing rates have also remained at all time lows during our Company’s thirty-six month analysis period. Management continues to focus on the improvement of asset quality by tightening underwriting standards and focusing on lending to credit worthy borrowers with the capacity to service their debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to our Company. The U.S. FHFA House Price Index for July 2012 indicates house prices nationwide to be 16.4% below the April 2007 peak and 11.2% below that peak in Missouri. Our Company’s market area compares favorably to other regions in the nation with increases over the last four quarters as much as 1.2% while nationally the index declined 0.6%.

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

Our Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until our Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the nine months ended September 30, 2012 our Company sold $68,000,000 of loans to investors. At September 30, 2012, our Company was servicing approximately $307,000,000 of loans sold to the secondary market.

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

Nonperforming Assets

The following table summarizes our Company’s nonperforming assets at the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial, financial, and agricultural	$3,227	$2,068
Real estate construction - residential	2,540	1,147
Real estate construction - commercial	7,890	7,867
Real estate mortgage - residential	4,722	4,153
Real estate mortgage - commercial	15,652	31,000
Installment loans to individuals	202	168

Total nonaccrual loans	34,233	46,403

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	—	—
Real estate construction - residential	—	—
Real estate construction - commercial	—	8
Real estate mortgage - residential	—	9
Real estate mortgage - commercial	—	36
Installment loans to individuals	5	1

Total loans contractually past - due 90 days or more and still accruing	5	54
Troubled debt restructurings - accruing	7,967	7,217

Total nonperforming loans	42,205	53,674
Other real estate	24,398	15,741
Repossessions	797	279

Total nonperforming assets	$67,400	$69,694

Loans	$843,098	$842,930
Allowance for loan losses to loans	2.01%	1.64%
Nonperforming loans to loans	5.00%	6.37%
Allowance for loan losses to nonperforming loans	40.09%	25.73%
Nonperforming assets to loans and foreclosed assets	7.76%	8.11%

Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and restructured loans totaled $42,205,000 or 5.00% of total loans at September 30, 2012 compared to $53,674,000 or 6.37% of total loans at December 31, 2011.

It is our Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $966,000 and $1,792,000 for nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and December 31, 2011, approximately $16,194,000 and $11,673,000, respectively, of loans not included in the nonperforming asset table were identified by management as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Borrowers are continuing to experience cash flow problems as well as some deterioration in collateral value. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2012 and December 31, 2011.

Total non-accrual loans at September 30, 2012 decreased $12,170,000 from December 31, 2011. This decrease primarily consisted of a $15,347,000 decrease in real estate mortgage - commercial non-accrual loans. This decrease was partially offset by a $1,159,000 net increase in commercial, financial and agricultural non-accrual loans and a $1,393,000 net increase in real estate construction - residential loans. The overall decrease in nonaccrual loans primarily resulted from the foreclosure of five loans with balances totaling $13,470,000 at December 31, 2011 that had been in nonaccrual status. The increase in commercial, financial and agricultural non-accrual loans resulted primarily from one significant loan relationship with a balance totaling $1,279,000 at September 30, 2012 that was put on non-accrual status during the first three months of 2012. The increase in real estate construction - residential loans resulted primarily from one significant loan relationship with a balance totaling $2,259,000 at September 30, 2012 that was put on non-accrual status during the third quarter of 2012. At September 30, 2012, real estate mortgage - commercial non-accrual loans made up 46% of total non-accrual loans compared to 67% at December 31, 2011.

Loans past due 90 days and still accruing interest decreased $49,000 from $54,000 at December 31, 2011 to $5,000 at September 30, 2012. Foreclosed real estate and other repossessions increased $9,175,000 from $16,020,000 at December 31, 2011 to $25,195,000 at September 30, 2012 primarily due to real estate mortgage - commercial foreclosures.

At September 30, 2012, loans classified as troubled debt restructurings (TDRs) totaled $21,711,000, of which $13,744,000 were on non-accrual status and $7,967,000 were on accrual status. At December 31, 2011, loans classified as TDRs totaled $32,165,000, of which $24,948,000 were on non-accrual status and $7,217,000 were on accrual status. The $10,454,000 decrease from December 31, 2011 consisted primarily of two loans with balances totaling approximately $8,200,000 that went to foreclosure during the nine months ended September 30, 2012.

The following table summarizes our Company’s TDRs at the dates indicated:

(Dollars in thousands)	September 30, 2012			December 31, 2011
TDRs - Accrual	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Commercial, financial and agricultural	11	$2,449	$104	9	$2,360	$120
Real estate mortgage - residential	5	585	124	20	2,416	61
Real estate mortgage - commercial	6	4,933	129	3	2,441	—

Total	22	$7,967	$357	32	$7,217	$181

	September 30, 2012			December 31, 2011
TDRs - Non-accrual	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Commercial, financial and agricultural	2	$209	$14	2	$84	$52
Real estate construction - commercial	5	5,816	480	8	6,227	321
Real estate mortgage - residential	6	739	203	9	1,278	108
Real estate mortgage - commercial	12	6,980	522	15	17,359	860

Total	25	$13,744	$1,219	34	$24,948	$1,341

Total TDRs	47	$21,711	$1,576	66	$32,165	$1,522

Provision and Allowance for Loan Losses

As mentioned above, the economy continues to contribute to the deterioration of collateral values. The economic downturn and elevated unemployment rates in our market area have impaired the ability for certain of our customers to make payments on our loans in accordance with contractual terms.

Our Company has taken an active approach to obtain current appraisals and has adjusted the provision to reflect the amounts management determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses increased to $16,920,000 or 2.0% of loans outstanding at September 30, 2012 compared to $12,690,000 or 1.5% of loans outstanding at September 30, 2011.

The following table summarizes loan loss experience for the three and nine months ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Analysis of allowance for loan losses:
Balance beginning of period	$15,314	$13,863	$13,809	$14,565
Net charge-offs:
Commercial, financial, and agricultural	724	1,273	713	2,077
Real estate construction - residential	—	309	(67)	1,794
Real estate construction - commercial	—	512	(23)	262
Real estate mortgage - residential	22	192	508	1,657
Real estate mortgage - commercial	2,270	844	3,449	1,556
Installment loans to individuals	78	53	209	172

Net charge-offs	3,094	3,183	4,789	7,518
Provision for loan losses	4,700	2,010	7,900	5,643

Balance at end of period	$16,920	$12,690	$16,920	$12,690

The provision for loan losses increased $2,690,000 to $4,700,000 for the three months ended September 30, 2012 compared to $2,010,000 for the three months end September 30, 2011, and increased $2,257,000, or 40.0%, to $7,900,000 for the nine months ended September 30, 2012 compared to $5,643,000 for the nine months ended September 30, 2011. Although net charge offs decreased $2,729,000 during the nine months ended September 30, 2012 in comparison to the nine months ended September 30, 2011, the provision for loan losses remains significant due to the level of specific reserves and the historical loss rate based on our Company’s last thirty-six months of charge off experience. Specific reserves on impaired loans were $5,862,000 at September 30, 2012 in comparison to $3,933,000 at September 30, 2011.

Our Company’s net loan charge-offs were $3,094,000, or 0.37% of average loans, for the three months ended September 30, 2012. In comparison, net loan charge-offs were $3,183,000, or 0.37% of average loans, for the three months ended September 30, 2011. Real estate mortgage - commercial net charge-offs represented 73% of the current quarter’s net charge-offs and primarily related to one loan relationship that went to foreclosure during the third quarter of 2012.

Our Company’s net loan charge-offs were $4,789,000, or 0.57% of average loans, for the nine months ended September 30, 2012 compared to net loan charge-offs of $7,518,000, or 0.86% of average loans, for the nine months ended September 30, 2011. Net charge-offs continued to include significant write-downs of approximately $4,000,000 during the nine months ended September 30, 2012 on properties going to foreclosure to reflect current collateral values. Real estate mortgage - commercial net charge-offs represented 72% of total net charge-offs during the nine months ended September 30, 2012 and primarily related to three significant commercial loan relationships that went to foreclosure. One of these foreclosures consisted of two hotels in the Branson area for which a $1,745,000 charge off was taken to value the property according to its current appraisal received during the third quarter of 2012.

The allowance for loan losses is available to absorb probable loan losses regardless of the category of loans to be charged off. The allowance for loan losses consists of asset-specific reserves and general reserves based on incurred loss estimates and unallocated reserves.

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

The unallocated portion of the allowance is based on management’s evaluation of conditions that are not directly reflected in the determination of the asset-specific component and the incurred loss component discussed above. The evaluation of inherent loss with respect to these qualitative conditions is subject to a higher degree of uncertainty because they may not be identified with specific problem credits or portfolio segments. Conditions evaluated in connection with the unallocated portion of the allowance include general economic and business conditions affecting our key lending areas, credit quality trends (including trends in substandard loans expected to result from existing conditions), collateral values, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of our internal loan review department. Management believes that based on detailed analysis of each credit risk inherent to our loan portfolio and the value of any associated collateral, that the allowance for loan losses at September 30, 2012 is a reasonable estimate of probable losses incurred at that date.

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

The following table is a summary of the allocation of the allowance for loan losses as of the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,560	$1,804
Real estate construction - residential	641	1,188
Real estate construction - commercial	1,734	1,562
Real estate mortgage - residential	3,656	3,251
Real estate mortgage - commercial	7,078	5,734
Installment loans to individuals	245	267
Unallocated	6	3

Total	$16,920	$13,809

Percent of categories to total loans:
Commercial, financial, and agricultural	14.8%	15.3%
Real estate construction - residential	2.6	3.6
Real estate construction - commercial	5.3	5.7
Real estate mortgage - residential	26.3	24.1
Real estate mortgage - commercial	47.8	47.8
Installment loans to individuals	3.2	3.5

Total	100.0%	100.0%

Our Company’s allowance for loan losses increased $3,111,000 from December 31, 2011 to September 30, 2012. The overall increase primarily consisted of a $1,756,000 increase in the allocation for commercial, financial, and agricultural loans, and a $1,344,000 increase in the allocation for real estate mortgage - commercial loans. The ratio of the allowance for loan losses to nonperforming loans was 40.09% at September 30, 2012 compared to 25.73% at December 31, 2011.

At September 30, 2012, management determined that $16,914,000 of the $16,920,000 total allowance for loan losses represented asset-specific and incurred loss components and $6,000 was unallocated. This compares to $13,806,000 of the $13,809,000 total allowance for loan losses allocated to asset-specific and incurred loss components and $3,000 that was unallocated at December 31, 2011. Management’s analysis of assessing the general reserve portion of the allowance for loan losses on a detailed level by homogeneous loan categories for loans not considered impaired measures reserve requirements based on historical loss experiences for these certain types of loans and loan grades for the past twelve quarters.

The following table is a summary of the general and specific allocations within the allowance for loan losses:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Allocation of allowance for loan losses:
Specific reserve allocation for impaired loans	$5,862	$3,747
General reserve allocation for all other non-impaired loans	11,058	10,062

Total	$16,920	$13,809

The asset-specific reserve component of our allowance for loan losses at September 30, 2012 was determined by using fair values of the underlying collateral through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. The general reserve component of our allowance for loan losses at September 30, 2012 was determined by calculating historical loss percentages for various loan categories over the previous twelve quarters. Management determined that the previous twelve quarters were reflective of the loss characteristics of our Company’s loan portfolio during the recent economic downturn. Management realizes there are inherent weaknesses in relying solely on historical loss percentages and also considers qualitative factors in determining the allowance for loan losses. Internal factors management considers consist of underwriting standards, nature and volume of loans, lending staff experience, volume and severity of delinquencies and classified loans, loan review quality, value of underlying collateral, and concentrations of credit. Management also considers external factors such as economic conditions, market segments, regulatory and legal considerations, and competition. During the third quarter of 2011, management elected to further refine the methodology by distributing the previous quarter’s unallocated reserve throughout the call report classes of loans by adding qualitative adjustments in addition to the historical loss rate applied to determine the expected probable loss requirement for the current portfolio. The specific and general allocations represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2012, $5,862,000 of our Company’s allowance for loan losses was allocated to impaired loans totaling approximately $42,200,000 compared to $3,747,000 of our Company’s allowance for loan losses allocated to impaired loans totaling approximately $53,619,000 at December 31, 2011. Based upon detailed analysis of all impaired loans, management has determined that $12,956,000, or 31%, of impaired loans required no reserve allocation at September 30, 2012 compared to $23,223,000, or 43%, at December 31, 2011.

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

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Our Company has a number of sources of funds to meet liquidity needs on a daily basis. Our Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and excess reserves held at the Federal Reserve as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Federal funds sold	$—	$75
Federal Reserve - excess reserves	440	19,997
Available for sale investment securities	216,788	213,806

Total	$217,228	$233,878

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $216,788,000 at September 30, 2012 and included an unrealized net gain of $6,160,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $25,518,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in our Company’s deposit base.

Our Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law.

At September 30, 2012 total investment securities pledged for these purposes were as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,443	$1,819
Repurchase agreements	28,841	29,656
Other deposits	135,308	140,972

Total pledged, at fair value	$167,592	$172,447

At September 30, 2012 and December 31, 2011, our Company’s unpledged securities in the available for sale portfolio totaled approximately $49,196,000 and $41,359,000, respectively.

Liquidity is available from our Company’s base of core customer deposits, defined as demand, interest, checking, savings, and money market deposit accounts. At September 30, 2012, such deposits totaled $554,763,000 and represented 58.0% of our Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of our Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $401,647,000 at September 30, 2012. These accounts are normally considered more volatile and higher costing representing 42.0% of total deposits at September 30, 2012.

(dollars in thousands)	September 30, 2012	December 31, 2011
Core deposit base:
Non-interest bearing demand	$165,131	$159,187
Interest checking	168,240	169,452
Savings and money market	221,392	215,147

Total	$554,763	$543,786

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. Our Company’s outside borrowings are comprised of securities sold under agreements to repurchase, FHLB advances, and subordinated notes as follows:

(dollars in thousands)	September 30, 2012	December 31, 2011
Borrowings:
Securities sold under agreements to repurchase	$24,109	$24,516
FHLB advances	28,216	28,410
Subordinated notes	49,486	49,486

Total	$101,811	$102,412

Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which our Company maintains approved credit lines. As of September 30, 2012, under agreements with these unaffiliated banks, the Bank may borrow up to $15,000,000 in federal funds on an unsecured basis and $23,772,000 on a secured basis. There were $345,000 of federal funds purchased outstanding at September 30, 2012. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of our Company’s investment portfolio. At September 30, 2012 there was $24,109,000 in repurchase agreements. Our Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2012. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2012, the Bank had $28,216,000 in outstanding borrowings with the FHLB. In addition, our Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to our Company as follows:

	September 30, 2012			December 31, 2011
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines
Advance equivalent	$272,973	$3,352	$35,765	$263,199	$2,051	$25,402
Advances outstanding	(28,216)	—	(345)	(43,657)	—	—
Letters of credit issued	—	—	—	(206)	—	—

Total available	$244,757	$3,352	$35,420	$219,336	$2,051	$25,402

At September 30, 2012, loans with a market value of $445,458,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2012, investments with a market value of $29,133,000 were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $20,286,000 at September 30, 2012 compared to $43,210,000 at December 31, 2011. The $22,924,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of our Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended

September 30, 2012. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $12,553,000 for the nine months ended September 30, 2012.

Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $19,390,000. The cash outflow primarily consisted of $69,305,000 purchases of investment securities and a $20,929,000 increase in the loan portfolio. Partially offsetting this increase was $66,077,000 in proceeds from maturities, calls, and pay-downs of investment securities and $5,553,000 in proceeds from sales of other real estate owned and repossessions

Financing activities used cash of $16,087,000, resulting primarily from a $7,757,000 net decrease in time deposits and interest-bearing transaction accounts and $12,000,000 paid on the redemption of 12,000 shares of preferred stock. See Note 9 for further discussion. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during the remainder of 2012.

In the normal course of business, our Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through our Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of our Company’s liquidity. Our Company had $142,393,000 in unused loan commitments and standby letters of credit as of September 30, 2012. Although our Company’s current liquidity resources are adequate to fund this commitment level, we know that the nature of these commitments are such that the likelihood of such a funding demand is very low.

Our Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. Our Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. For the nine months ended September 30, 2012 and 2011, respectively, our Company paid cash dividends to its common and preferred shareholders totaling $1,673,000 and $1,806,000. A large portion of our Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $3,000,000 to our Company for each of the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, our Company had cash and cash equivalents totaling $2,125,000 and $13,282,000, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require our Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of September 30, 2012 and December 31, 2011, our Company and the Bank each met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios for our Company and the Bank as of September 30, 2012 and December 31, 2011 follows:

	Actual		Minimum Capital requirements		Well-Capitalized Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital (to risk-weighted assets):
Company	$147,258	16.71%	$70,493	8.00%	—	—
Hawthorn Bank	130,499	15.08	69,226	8.00	$86,532	10.00%

Tier I capital (to risk-weighted assets):
Company	$117,714	13.36%	$35,246	4.00%	—	—
Hawthorn Bank	119,613	13.82	34,613	4.00	$51,919	6.00%

Tier I capital (to adjusted average assets):
Company	$117,714	10.09%	$34,993	3.00%	—	—
Hawthorn Bank	119,613	10.46	34,299	3.00	$57,166	5.00%

December 31, 2011
Total capital (to risk-weighted assets):
Company	$159,768	18.03%	$70,905	8.00%	—	—
Hawthorn Bank	130,398	15.00	69,567	8.00	$86,959	10.00%

Tier I capital (to risk-weighted assets):
Company	$134,391	15.16%	$35,453	4.00%	—	—
Hawthorn Bank	119,498	13.74	34,784	4.00	$52,175	6.00%

Tier I capital (to adjusted average assets):
Company	$134,391	11.52%	$34,993	3.00%	—	—
Hawthorn Bank	119,498	10.45	34,309	3.00	$57,181	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. Our Company faces market risk in the form of interest rate risk through transactions other than trading activities. Our Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by our Company’s Asset/Liability Committee and approved by the Board of Directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as our Company feels it has no primary exposure to specific points on the yield curve. For the three and nine months ended September 30, 2012 our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2012:

(Dollars in thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5 years or no stated Maturity	Total
ASSETS
Investment securities	$25,518	$61,365	$53,761	$31,717	$20,166	$24,261	$216,788
Interest-bearing deposits	457	—	—	—	—	—	457
Other restricted investments	4,285	—	—	—	—	—	4,285
Loans	419,640	152,022	117,176	39,552	89,668	25,040	843,098

Total	$449,900	$213,387	$170,937	$71,269	$109,834	$49,301	$1,064,628

LIABILITIES

Savings, Now deposits	$—	$—	$160,961	$—	$—	$—	$160,961
Rewards checking, Super Now, money market deposits	228,671					—	228,671
Time deposits	284,579	66,314	27,182	11,484	12,088	—	401,647
Federal funds purchased and securities sold under agreements to repurchase	24,109	—	—	—	—	—	24,109
Subordinated notes	49,486	—	—	—	—	—	49,486
Federal Home Loan Bank advances	28,205	11	—	—	—	—	28,216

Total	$615,050	$66,325	$188,143	$11,484	$12,088	$—	$893,090

Interest-sensitivity GAP
Periodic GAP	$(165,150)	$147,062	$(17,206)	$59,785	$97,746	$49,301	$171,538

Cumulative GAP	$(165,150)	$(18,088)	$(35,294)	$24,491	$122,237	$171,538	$171,538

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.73	3.22	0.91	6.21	9.09	NM	1.19
Cumulative GAP	0.73	0.97	0.96	1.03	1.14	1.19	1.19

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on our Company’s operations for the three and nine months ended September 30, 2012.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a - 15(e) or 15d - 15(e) of the Securities Exchange Act of 1934 as of September 30, 2012. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Balance Sheet In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210. The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effects or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. These amendments are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods and retrospectively require disclosures for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on our Company’s consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner
November 14, 2012	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps
November 14, 2012	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2012 Form 10-Q

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