Form 10-K
period 2012-12-31
HAWTHORN BANCSHARES, INC.
filed 2013-04-01
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

132 East High Street, Box 688, Jefferson City, Missouri 65102

(Address of principal executive offices) (Zip Code)

(573) 761-6100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 4,041,468 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $9.23 closing price of such common equity on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $37,302,749. Aggregate market value excludes an aggregate of 797,646 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of April 1, 2013, the registrant had 5,000,972 shares of common stock, par value $1.00 per share, issued and 4,839,114 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2012 Annual Report to Shareholders—Part II and (2) definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A—Part III.

PART I

Item 1. Business.

This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See “Forward Looking Statements” under Item 7 of this report.

General

The Company, Hawthorn Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Hawthorn was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. Hawthorn owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. Hawthorn and Union State Bancshares each received approval from the Federal Reserve and elected to become a financial holding company on October 21, 2001.

Hawthorn acquired Hawthorn Bank and its constituent predecessor banks, as well as Union State Bancshares, in a series of transactions that are summarized as follows:

•

On April 7, 1993 the Company acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares;

•	On November 3, 1997, the Company acquired Union State Bancshares, Inc., and Union’s wholly-owned subsidiary, Union State Bank and Trust of Clinton;

•	Following the May 4, 2000 acquisition of Citizens State Bank of Calhoun by Union State Bank, Citizens State Bank merged into Union State Bank to form Citizens Union State Bank & Trust;

•	On January 3, 2000, the Company acquired Osage Valley Bank;

•	On June 16, 2000, Hawthorn acquired City National Savings Bank, FSB, which was then merged into Exchange National Bank; and

•	On May 2, 2005, the Company acquired all of the issued and outstanding capital stock of Bank 10, a Missouri state bank.

On December 1, 2006, the Company announced its development of a strategic plan in which, among other things, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter. This consolidation was completed in October 2007, and our subsidiary bank is now known as Hawthorn Bank.

Except as otherwise provided herein, references herein to “Hawthorn” or our “Company” include Hawthorn and its consolidated subsidiaries, and references herein to our “Bank” refers to Hawthorn Bank and its constituent predecessors.

Description of Business

Hawthorn. Hawthorn is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. The Company’s activities currently are limited to ownership, indirectly through its subsidiary (Union State Bancshares, Inc.), of the outstanding capital stock of Hawthorn Bank. In addition to ownership of its subsidiaries, Hawthorn may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that Hawthorn will engage in any business other than that directly related to its ownership of its banking subsidiary or other financial institutions.

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

Employees

As of December 31, 2012, Hawthorn and its subsidiaries had approximately 313 full-time and 64 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

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

On December 31, 2012, Hawthorn was in compliance with all of the FRB’s capital adequacy guidelines. Hawthorn’s capital ratios on December 31, 2012 are shown below:

Leverage Ratio (3% minimum requirement)	Tier 1 Risk-Based Capital Ratio (4% minimum requirement)	Total Risk-Based Capital Ratio (8% minimum requirement)
10.37%	13.58%	16.83%

Basel I, Basel II and Basel III Accords. The current risk-based capital guidelines that apply to us and our subsidiary bank are based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase-in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or “core” international bank in the foreseeable future, Basel II will not apply to us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. When fully phased-in on January 1, 2019, Basel III increases the minimum tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional

2.5% of common equity to risk-weighted assets, raising the target minimum tier 1 common equity ratio to at least 7.0%. Basel III increases the minimum tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital conservation buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a tier 1 common equity ratio above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases and compensation based on the amount of such shortfall.

Basel III introduces a non-risk adjusted tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing on January 1, 2016 and the rules to be fully phased-in by January 1, 2019.

In November 2010, Basel III was endorsed by the Group of Twenty (G-20) Finance Ministers and Central Bank Governors and is subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed by the Basel Committee and endorsed by the G-20 leaders. In June 2012, the federal banking agencies released proposed changes to the current capital adequacy standards in light of Basel III and capital changes required by the Dodd-Frank Act. On November 9, 2012, the federal banking agencies released joint guidance advising that, in light of the volume of comments received and the wide range of views expressed during the comment period, the proposed rules would not become effective on January 1, 2013, as originally proposed. It is unknown when the federal banking agencies will release final regulations. However, if finalized as proposed in the U.S., Basel III would lead to higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including completion of the rulemaking process and final implementation by U.S. banking regulators. We cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon our earnings or financial position.

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

Source of Strength. FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Dodd-Frank Act codified the requirement that holding companies, such as the Company, serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to its insured depository institution subsidiaries in the event of financial distress. Under the source of strength requirement imposed by the FRB and codified in the Dodd-Frank Act, the Company could be required to provide financial assistance to the Bank should it experience financial distress. Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The regulators may require these and other actions in support of controlled banks even if such action is not in the best interests of the bank holding company or its stockholders.

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

The federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. On December 31, 2012, our Bank was classified as “well-capitalized,” which is required for Hawthorn to remain a financial holding company. The capital ratios and classifications of our Bank as of December 31, 2012 are shown on the following chart.

Leverage Ratio (5% minimum requirement)	Tier 1 Risk-Based Capital Ratio (6% minimum requirement)	Total Risk-Based Capital Ratio (10% minimum requirement)
10.60%	13.87%	15.12%

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

Payment of Dividends. The Company’s primary source of funds is dividends from our Bank, and our Bank is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank. In addition to the above limitations, our ability to pay dividends on our common stock is limited by our participation in the U.S. Treasury’s Capital Purchase Program (or CPP). If we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock.

Community Reinvestment Act. Our Bank is subject to the CRA and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low—and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by Hawthorn and its banking subsidiary.

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

Available Information

The address of our principal executive offices is 132 East High Street, Box 688, Jefferson City, Missouri 65102 and our telephone number at this location is (573) 761-6100. Our common stock trades on the Nasdaq Global Select Market under the symbol “HWBK”.

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

Item 1A. Risk Factors.

Risk Factors

We are identifying important risks and uncertainties that could affect the Company’s results of operations, financial condition or business and that could cause them to differ materially from the Company’s historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those factors described below. The risk factors highlighted below are not necessarily the only ones that the Company faces.

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

The Continuation Of Adverse Market Conditions In The U.S. Economy And The Markets In Which We Operate Could Adversely Impact Our Business. Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued through the first quarter of 2013. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.

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

We May Experience Difficulties In Managing Our Growth And In Effectively Integrating Newly Acquired Companies. As part of our general strategy, Hawthorn may continue to acquire banks and businesses that it believes provide a strategic fit with its business. To the extent that the Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

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

The Short-Term and Long-Term Impact of the New Regulatory Capital Standards and the Forthcoming New Capital Rules for U.S. Banks is Uncertain. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III increases the requirements for minimum common equity, minimum tier 1 capital, and minimum total capital, to be phased in over time until fully phased in by January 1, 2019. Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the FRB. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their tier 1 capital. In June 2012, the FRB, OCC and FDIC released proposed rules which would implement the Basel III and Dodd-Frank Act capital requirements. On November 9, 2012, the federal banking agencies released joint guidance advising that, in light of the volume of comments received and the wide range of views expressed during the comment period, the proposed rules would not become effective on January 1, 2013, as originally proposed. While the proposed capital requirements would result in generally higher regulatory capital standards, it is uncertain as to exactly how the new standards will ultimately be applied to us and our subsidiary bank and their impact on us or the Bank.

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

Additional Factors. Additional risks and uncertainties that may affect the future results of operations, financial condition or business of the Company and its banking subsidiary include, but are not limited to: (i) adverse publicity, news coverage by the media, or negative reports by brokerage firms, industry and financial analysts regarding our Bank or the Company; and (ii) changes in accounting policies and practices.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Neither the Company nor Union State Bancshares owns or leases any property.

On January 1, 2013, our principal offices were relocated from Lee’s Summit, Missouri to Hawthorn Bank’s main facility located at 132 East High Street, Jefferson City, Missouri 65102.

The table below provides a list of our Bank’s facilities.

Location	Approximate Square Footage		Owned or Leased		Net Book Value at December 31, 2012 (in thousands)
8127 East 171st Street, Belton, MO	13,000		Owned			$2,064
4675 Gretna Road, Branson, MO	11,000		Owned			$1,485
1000 West Buchanan Street, California, MO	2,270		Owned			$408
102 North Second Street, Clinton, MO	11,524		Owned			$1,580
1400 East Ohio Street, Clinton, MO	13,551		Owned			$3,201
1712 East Ohio Street, Clinton, MO (inside a Wal-Mart store)	600		Leased	(1)	$	N/A
1101 North Highway 13,Collins, MO	1,500		Owned			$22
1110 Club Village Drive, Columbia, MO	5,000		Owned			$1,624
29 South 9th St, Columbia, MO (inside the Paramount Building)	560		Leased	(2)		N/A
115 South 2nd Street, Drexel, MO	4,000		Owned			$229
100 Plaza Drive, Harrisonville, MO	4,000		Owned			$551
17430 East 39th Street, Independence, MO	4,070		Owned			$707
220 West White Oak, Independence, MO	1,800		Owned			$83
132 East High Street, Jefferson City, MO	34,800		Owned			$3,298
3701 West Truman Blvd, Jefferson City, MO	21,000		Owned			$384
211 West Dunklin Street, Jefferson City, MO	2,400		Owned			$0
800 Eastland Drive, Jefferson City, MO	4,100		Owned			$730
3600 Amazonas Drive, Jefferson City, MO	26,000		Owned			$2,736
300 S.W . Longview Blvd, Lee’s Summit, MO	11,700		Owned			$2,199
335 Chestnut, Osceola, MO	1,580		Owned			$63
500 North Mott Drive, # 103C, Raymore, MO (in the Foxwood Springs Seniors Center)	462		Leased	(3)	$	N/A
595 VFW Memorial Drive, St. Robert, MO	2,236		Owned			$29
321 West Battlefield, Springfield, MO	12,500	(4)	Owned			$605
200 West Main Street, Warsaw, MO	8,900		Owned			$166
1891 Commercial Drive, Warsaw, MO	11,000		Owned			$1,745
125 South Main, Windsor, MO	3,600		Owned			$266
5 Victory lane, Suite 203, Liberty, MO	1075		Leased	(5)		N/A

(1)	The term of this lease began in January 1999 and ends in January 2014.
(2)	The term of this lease began on December 2012 and ends in November 2014.
(3)	The term of this lease can be terminated at any time upon thirty days notice.
(4)	Of the 12,500 square feet of space, 6,600 square feet of space is leased to a non-affiliate.
(5)	The term of this lease began in May 2012 and ends in April 2014.

Management believes that the condition of each of our Bank’s facilities presently is adequate for its business and that such facilities are adequately covered by insurance.

Item 3. Legal Proceedings.

The information required by this Item is set forth in Note 17, Commitments and Contingencies, in the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of the Company.

Name	Age	Position
David T. Turner	56	Chairman, Chief Executive Officer, President and Director
W. Bruce Phelps	62	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	47	Senior Vice President and Secretary

The business experience of the executive officers of the Company for the last five years is as follows:

David T. Turner has served as a director of the Company and of Hawthorn Bank (or of its constituent predecessors) since January 1997. He has served as president of the Company since March 2002 and as chairman and chief executive officer of the Company since January 2011. He also currently serves as chairman, chief executive officer and president of Hawthorn Bank. Mr. Turner has served as vice chairman of the Company from June 1998 through March 2002 and as senior vice president of the Company from 1993 until June 1998. He served as president of a predecessor to Hawthorn Bank from January 1997 through March 2002 when he assumed the position of chairman, chief executive officer and president. He served as senior vice president of that same predecessor from June 1992 through December 1996 and as its vice president from 1985 until June 1992.

W. Bruce Phelps has served as Senior Vice President and Chief Financial Officer of the Company since January 2012 and Senior Vice President and Chief Financial Officer of Hawthorn Bank since January 2012. Prior to joining the Company, he served as Controller of Pulaski Bank from 2009 until January 2012. Previously Mr. Phelps served as Principal of WBP Consulting in providing financial consulting and support services for clients in the St. Louis area, and as Chief Financial Officer for Champion Bank, St. Louis, Missouri.

Kathleen L. Bruegenhemke has served as Senior Vice President and Secretary of the Company since November 1997. From January 1992 until November 1997, she served as Internal Auditor of Hawthorn Bank (or of one of its constituent predecessors). Prior to joining our Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the Federal Deposit Insurance Corporation.

There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in the Company’s 2012 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.

Our Purchases of Equity Securities

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of our common stock during the fourth quarter of the year ended December 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1-31, 2012	—	—	—	$333,038
November 1-30, 2012	—	—	—	$333,038
December 1-31, 2012	—	—	—	$333,038
Total	—	—	—	$333,038

*	On August 22, 2001, the Company announced that our Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of the Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. On November 26, 2002, the Company announced that our board of directors authorized an additional $2,000,000 for the purchase of the Company’s stock through open market transactions. As a result of our participation in the U.S. Treasury’s Capital Purchase Program, however, our ability to redeem, purchase or acquire any shares of our common stock is limited. Specifically, we will not be able to redeem, purchase or acquire any shares of our common stock if we are in arrears in the payment of dividends on the preferred stock issued to the Treasury.

Recent Issuance of Securities

None.

Item 6. Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Selected Consolidated Financial Data” in the Company’s 2012 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report to Shareholders.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of the Company and its subsidiaries, including, without limitation:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk is reviewed on a regular basis by our Bank’s asset/liability committee and board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by our Bank’s management include the standard GAP report subject to different rate shock scenarios. At December 31, 2012, the rate shock scenario models indicated that annual net interest income could change by as much as (22.5)% to 30.3% should interest rates rise or fall within 400 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:

(i)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Sensitivity and Liquidity” in the Company’s 2012 Annual Report to Shareholders; and

(ii)	the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2012 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in the Company’s 2012 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based upon its assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting, is effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting, as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hawthorn Bancshares, Inc.:

We have audited Hawthorn Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated April 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s / KPMG LLP
St. Louis, Missouri
April 1, 2013

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)	the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This Code of Business Conduct and Ethics is posted on our internet website (www.hawthornbancshares.com) under “Governance Documents” and is available for your examination. A copy of this Code will be furnished without charge upon written request to Kathleen L. Bruegenhemke, Secretary, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, Missouri 65101. Any substantive amendment to, or waiver from, a provision of this Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.

Item 11. Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Corporate Governance and Board Matters—Director Compensation” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	215,343	*	$24.68	763,630	**
Equity compensation plans not approved by security holders	-0-		-0-	-0-

Total	_215,343	*	$24.68	763,630	**

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under the Company’s incentive stock option plan.
**	Consists of 295,686 shares available for future issuance under the Company’s incentive stock option plan and 467,944 shares available for future issuance under the Company’s 2007 omnibus incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

The following consolidated financial statements of the Company and reports of the Company’s independent auditors, included in our Annual Report to Shareholders for the year ended December 31, 2012 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.1.1	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008, dated December 17, 2008 (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing shares of the Company’s $1.00 par value Common Stock (filed as Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.2	Specimen certificate representing shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series 2008 (filed as Exhibit 4.2 to the Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

4.3	Warrant to purchase shares of the Company’s $1.00 par value Common Stock, dated December 19, 2008 (filed as Exhibit 4.1 to the Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.1	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

10.2	Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

10.3	Letter Agreement dated December 19, 2008 by and between the Company and the United States Department of the Treasury, including the Securities Purchase Agreement — Standard Terms (filed as Exhibit 10.1 to the Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).

10.4	Form of Waiver of the Company’s Senior Executive Officers (filed as Exhibit 10.2 to the Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

10.5	Form of Letter Agreement between certain of the Company’s Senior Executive Officers and the Company (filed as Exhibit 10.3 to the Company’s current report on Form 8-K on December 23, 2008 and incorporated herein by reference).*

13	The Company’s 2012 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries (filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Dated: April 1, 2013	By	/s/ David T. Turner
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

Date	Signature and Title

April 1, 2013	/s/ David T. Turner David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

April 1, 2013	/s/ W. Bruce Phelps W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 1, 2013	/s/ Charles G. Dudenhoeffer, Jr. Charles G. Dudenhoeffer, Jr., Director

April 1, 2013	/s/ Philip D. Freeman Philip D. Freeman, Director

April 1, 2013	/s/ Kevin L. Riley Kevin L. Riley, Director

April 1, 2013	/s/ James E. Smith James E. Smith, Director

April 1, 2013	/s/ Gus S. Wetzel, II Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13	The Company’s 2012 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Principal Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”).

99.2	Certification of Principal Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.