Form 10-Q
period 2013-03-31
HAWTHORN BANCSHARES, INC.
filed 2013-05-15
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May 15, 2013, the registrant had 4,839,114 shares of common stock, par value $1.00 per share, outstanding

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$19,258	$31,020
Federal funds sold and other overnight interest-bearing deposits	24,604	27,857

Cash and cash equivalents	43,862	58,877
Investment in available-for-sale securities, at fair value	231,991	200,246
Loans	834,256	846,984
Allowances for loan losses	(14,545)	(14,842)

Net loans	819,711	832,142
Premises and equipment – net	36,947	37,021
Investments in Federal Home Loan Bank stock and other equity securities, at cost	3,923	3,925
Mortgage servicing rights	2,689	2,549
Other real estate owned and foreclosed assets – net	23,128	23,592
Accrued interest receivable	5,023	5,190
Cash surrender value – life insurance	2,157	2,136
Other assets	16,888	15,928

Total assets	$1,186,319	$1,181,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	$177,405	$192,271
Savings, interest checking and money market	439,644	405,702
Time deposits $100,000 and over	119,628	120,777
Other time deposits	263,203	272,525

Total deposits	999,880	991,275

Federal funds purchased and securities sold under agreements to repurchase	17,539	21,058
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	20,071	20,126
Accrued interest payable	1,102	909
Other liabilities	7,331	6,532

Total liabilities	$1,095,409	$1,089,386

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 1,000,000 shares authorized;
Issued 18,255 shares, respectively,
$1,000 per share liquidation value, net of discount	18,049	17,977
Common stock, $1 par value, authorized 15,000,000 shares;
Issued 5,000,972 shares, respectively	5,001	5,001
Surplus	31,818	31,816
Retained earnings	38,440	39,118
Accumulated other comprehensive income, net of tax	1,119	1,825
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)

Total stockholders’ equity	90,910	92,220

Total liabilities and stockholders’ equity	$1,186,319	$1,181,606

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
INTEREST INCOME
Interest and fees on loans	$10,387	$11,242
Interest on debt securities:
Taxable	905	1,117
Nontaxable	217	235
Federal funds sold and other overnight interest-bearing deposits	14	21
Dividends on other securities	22	31

Total interest income	11,545	12,646

INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	261	325
Time deposit accounts $100,000 and over	248	229
Other time deposits	883	784
Interest on federal funds purchased and securities sold under agreements to repurchase	5	5
Interest on subordinated notes	320	354
Interest on Federal Home Loan Bank advances	99	134

Total interest expense	1,816	1,831

Net interest income	9,729	10,815
Provision for loan losses	1,000	1,700

Net interest income after provision for loan losses	8,729	9,115

NON – INTEREST INCOME
Service charges on deposit accounts	1,359	1,248
Trust department income	210	212
Real estate servicing fees, net	159	(279)
Gain on sale of mortgage loans, net	720	518
Gain on sale of investment securities	294	0
Other	265	271

Total non – interest income	3,007	1,970

NON – INTEREST EXPENSE
Salaries and employee benefits	4,910	4,806
Occupancy expense, net	635	646
Furniture and equipment expense	435	503
FDIC insurance assessment	243	244
Legal, examination, and professional fees	226	337
Advertising and promotion	281	244
Postage, printing, and supplies	256	264
Processing expense	1,275	768
Other real estate expense, net	2,891	581
Other	782	1,087

Total non – interest expense	11,934	9,480

(Loss) income before income taxes	(198)	1,605
Income tax (benefit) expense	(62)	154

Net (loss) income	(136)	1,451

Preferred stock dividends	223	370
Accretion of discount on preferred stock	72	119

Total preferred stock dividends and accretion of discount on preferred stock	295	489

Net (loss) income available to common shareholders	$(431)	$962

Basic (loss) earnings per share	$(0.09)	$0.20
Diluted (loss) earnings per share	$(0.09)	$0.20

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net (loss) income	$(136)	$1,451
Other comprehensive loss, net of tax
Securities available for sale:
Unrealized loss on investment securities available-for-sale, net of tax	(540)	(79)
Adjustment for gain on sales of investment securities, net of tax	(182)	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	16	26

Total other comprehensive loss	(706)	(53)

Total comprehensive (loss) income	$(842)	$1,398

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

(In thousands)	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stock - holders’ Equity
Balance, December 31, 2011	$29,318	$4,815	$30,266	$40,354	$1,340	$(3,517)	$102,576

Cumulative effect of change in accounting principle	0	0	0	460	0	0	460
Balance, January 1, 2012	$29,318	$4,815	$30,266	$40,814	$1,340	$(3,517)	$103,036

Net income	0	0	0	1,451	0	0	1,451

Other comprehensive loss	0	0	0	0	(53)	0	(53)
Stock based compensation expense	0	0	11	0	0	0	11
Accretion of preferred stock discount	119	0	0	(119)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(378)	0	0	(378)
Cash dividends declared, common stock	0	0	0	(233)	0	0	(233)

Balance, March 31, 2012	$29,437	$4,815	$30,277	$41,535	$1,287	$(3,517)	$103,834

Balance, December 31, 2012	$17,977	$5,001	$31,816	$39,118	$1,825	$(3,517)	$92,220

Net loss	0	0	0	(136)	0	0	(136)

Other comprehensive loss	0	0	0	0	(706)	0	(706)
Stock based compensation expense	0	0	2	0	0	0	2
Accretion of preferred stock discount	72	0	0	(72)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(228)	0	0	(228)
Cash dividends declared, common stock	0	0	0	(242)	0	0	(242)

Balance, March 31, 2013	$18,049	$5,001	$31,818	$38,440	$1,119	$(3,517)	$90,910

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net (loss) income	$(136)	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,700
Depreciation expense	400	502
Net amortization of investment securities, premiums, and discounts	343	247
Amortization of intangible assets	101	104
Stock based compensation expense	2	10
Change in fair value of mortgage servicing rights	57	485
Gain on sale of investment securities	(294)	0
Gain on sales and dispositions of premises and equipment	0	(44)
Gain on sales and dispositions of other real estate owned and foreclosed assets	(13)	(8)
Provision for other real estate owned	2,343	254
Decrease in accrued interest receivable	167	366
Increase in cash surrender value – life insurance	(21)	(20)
(Increase) decrease in other assets	(476)	405
(Increase) decrease) in income tax receivable	(68)	295
Increase in accrued interest payable	193	143
Increase in other liabilities	800	628
Origination of mortgage loans for sale	(26,463)	(22,376)
Proceeds from the sale of mortgage loans	29,290	21,815
Gain on sale of mortgage loans, net	(720)	(519)
Other, net	(170)	(139)

Net cash provided by operating activities	6,335	5,299

Cash flows from investing activities:
Net decrease (increase) in loans	6,854	(2,396)
Purchase of available-for-sale debt securities	(62,541)	(41,291)
Proceeds from maturities of available-for-sale debt securities	11,260	12,053
Proceeds from calls of available-for-sale debt securities	2,255	13,515
Proceeds from sales of available-for-sale debt securities	15,981	0
Proceeds from sales of FHLB stock	2	53
Purchases of premises and equipment	(326)	(552)
Proceeds from sales of premises and equipment	0	45
Proceeds from sales of other real estate owned and foreclosed assets	604	1,195

Net cash used by investing activities	(25,911)	(17,378)

Cash flows from financing activities:
Net (decrease) increase in demand deposits	(14,866)	7,289
Net increase in interest-bearing transaction accounts	33,942	31,652
Net decrease in time deposits	(10,471)	(4,061)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(3,519)	(1,768)
Repayment of Federal Home Loan Bank advances	(55)	(65)
Cash dividends paid – preferred stock	(228)	(378)
Cash dividends paid – common stock	(242)	(233)

Net cash provided by financing activities	4,561	32,436

Net (decrease) increase in cash and cash equivalents	(15,015)	20,357
Cash and cash equivalents, beginning of period	58,877	43,210

Cash and cash equivalents, end of period	$43,862	$63,567

See accompanying notes to the consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,624	$2,057
Income taxes	$6	$790
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$2,470	$5,598

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson, and Lee’s Summit, Missouri. The Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, fair values of investment securities available-for-sale, and the valuation of mortgage servicing rights that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

The following represents significant new accounting principles adopted in 2013:

Balance Sheet In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted under Topic 815, repurchase and reverse purchase agreements, and securities and borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs are effective for annual and interim periods beginning January 1, 2013. The adoption of these ASUs had no effect on the Company’s financial statements.

Other Comprehensive Income In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI). The amendments of ASU No. 2013-02 require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective for annual and interim periods beginning January 1, 2013. As a result of the adoption of the ASU, the disclosure of AOCI included in Note 7 contains information regarding reclassifications out of AOCI and into net income.

Stock Dividend On July 1, 2012, the Company paid a special stock dividend of four percent to common shareholders of record at the close of business on June 15, 2012. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2013 and December 31, 2012 is as follows:

(in thousands)	March 31, 2013	December 31, 2012
Commercial, financial, and agricultural	$127,014	$130,040
Real estate construction – residential	22,568	22,177
Real estate construction – commercial	46,367	43,486
Real estate mortgage – residential	215,919	221,223
Real estate mortgage – commercial	398,555	405,092
Installment and other consumer	23,833	24,966

Total loans	$834,256	$846,984

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles. At March 31, 2013, loans with a carrying value of $422,524,000 were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for loan losses

The following is a summary of the allowance for loan losses for the three months ended March 31, 2013, and 2012:

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Un- allocated	Total
Balance at December 31, 2012	$1,937	$732	$1,711	$3,387	$6,834	$239	$2	$14,842

Additions:
Provision for loan losses	(90)	287	100	(189)	844	47	1	1,000

Deductions:
Loans charged off	61	120	0	292	999	109	0	1,581
Less recoveries on loans	(42)	0	0	(15)	(161)	(66)	0	(284)

Net loans charged off	19	120	0	277	838	43	0	1,297

Balance at March 31, 2013	$1,828	$899	$1,811	$2,921	$6,840	$243	$3	$14,545

Balance at December 31, 2011	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809

Additions:
Provision for loan losses	867	(493)	(152)	415	1,027	34	2	1,700

Deductions:
Loans charged off	35	0	0	155	862	139	0	1,191
Less recoveries on loans	(86)	(32)	0	(52)	(77)	(75)	0	(322)

Net loans charged off	(51)	(32)	0	103	785	64	0	869

Balance at March 31, 2012	$2,722	$727	$1,410	$3,563	$5,976	$237	$5	$14,640

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

The following table provides the balance in the allowance for loan losses at March 31, 2013 and December 31, 2012, and the related loan balance by impairment methodology.

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment Loans to Individuals	Un - allocated	Total
March 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$229	$294	$534	$1,133	$1,896	$6	$0	$4,092
Collectively evaluated for impairment	1,599	605	1,277	1,788	4,944	237	3	10,453

Total	$1,828	$899	$1,811	$2,921	$6,840	$243	$3	$14,545

Loans outstanding:
Individually evaluated for impairment	$3,743	$2,589	$8,689	$5,980	$17,418	$44	$0	$38,463
Collectively evaluated for impairment	123,271	19,979	37,678	209,939	381,137	23,789	0	795,793

Total	$127,014	$22,568	$46,367	$215,919	$398,555	$23,833	$0	$834,256

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$213	$125	$542	$1,069	$2,071	$0	$0	$4,020
Collectively evaluated for impairment	1,724	607	1,169	2,318	4,763	239	2	10,822

Total	$1,937	$732	$1,711	$3,387	$6,834	$239	$2	$14,842

Loans outstanding:
Individually evaluated for impairment	$4,157	$2,496	$7,762	$5,771	$18,959	$44	$0	$39,189
Collectively evaluated for impairment	125,883	19,681	35,724	215,452	386,133	24,922	0	807,795

Total	$130,040	$22,177	$43,486	$221,223	$405,092	$24,966	$0	$846,984

Impaired loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans totaled $38,622,000 and $39,363,000 at March 31, 2013 and December 31, 2012 respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings. Total impaired loans of $38,622,000 at March 31, 2013, includes $38,463,000 of impaired loans individually evaluated for impairment and $159,000 of non-accrual consumer loans that were collectively evaluated for impairment. Total impaired loans of $39,363,000 at December 31, 2012, includes $39,189,000 of impaired loans individually evaluated for impairment and $174,000 of non-accrual consumer loans that were collectively evaluated for impairment.

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2013, $4,092,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $38,622,000 compared to $4,020,000 of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $39,363,000 at December 31, 2012. Management determined that $12,892,000, or 33%, of total impaired loans required no reserve allocation at March 31, 2013 compared to $14,733,000, or 37%, at December 31, 2012 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying percentages to pools of loans by asset type. Loans not individually evaluated are aggregated based on similar risk characteristics. Historical loss rates for each risk group, which is updated quarterly, are quantified using all recorded loan charge-offs. Management determined that the previous twelve quarters were reflective of the loss characteristics of the Company’s loan portfolio during the recent three year economic environment. These historical loss rates for each risk group are used as the starting point to determine allowance provisions. The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available. The rates are then adjusted to reflect actual changes and anticipated changes such as changes in specific allowances on loans and real estate acquired through foreclosure, any gains and losses on final disposition of real estate acquired through foreclosure, changes in national and local economic conditions and developments, including general economic and business conditions affecting the Company’s key lending areas, credit quality trends, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of the internal loan review department. These risk factors are generally reviewed and updated quarterly, as appropriate.

The categories of impaired loans at March 31, 2013 and December 31, 2012 are as follows:

(in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans	$30,650	$31,081
Troubled debt restructurings continuing to accrue interest	7,972	8,282

Total impaired loans	$38,622	$39,363

The following tables provide additional information about impaired loans at March 31, 2013 and December 31, 2012, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
March 31, 2013
With no related allowance recorded:
Commercial, financial and agricultural	$2,777	$2,887	$0
Real estate – construction residential	336	369	0
Real estate – construction commercial	2,393	2,616	0
Real estate – residential	2,073	2,731	0
Real estate – commercial	5,154	5,470	0
Consumer	159	182	0

Total	$12,892	$14,255	$0

With an allowance recorded:
Commercial, financial and agricultural	$966	$985	$229
Real estate – construction residential	2,253	2,273	294
Real estate – construction commercial	6,296	6,444	534
Real estate – residential	3,907	4,053	1,133
Real estate – commercial	12,264	13,298	1,896
Consumer	44	45	6

Total	$25,730	$27,098	$4,092

Total impaired loans	$38,622	$41,353	$4,092

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
December 31, 2012
With no related allowance recorded:
Commercial, financial and agricultural	$3,272	$4,009	$0
Real estate – construction residential	2,307	2,339	0
Real estate – construction commercial	1,879	2,102	0
Real estate – residential	1,939	2,393	0
Real estate – commercial	5,162	5,565	0
Consumer	174	186	0

Total	$14,733	$16,594	$0

With an allowance recorded:
Commercial, financial and agricultural	$885	$898	$213
Real estate – construction residential	189	189	125
Real estate – construction commercial	5,883	6,011	542
Real estate – residential	3,832	3,999	1,069
Real estate – commercial	13,797	14,167	2,071
Consumer	44	44	0

Total	$24,630	$25,308	$4,020

Total impaired loans	$39,363	$41,902	$4,020

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
(in thousands)	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$2,937	$25	$3,594	$22
Real estate – construction residential	369	0	417	7
Real estate – construction commercial	2,616	0	1,440	0
Real estate – residential	2,736	0	2,349	2
Real estate – commercial	5,480	29	11,918	32
Consumer	189	0	160	0

Total	$14,327	$54	$19,878	$63

With an allowance recorded:
Commercial, financial and agricultural	$990	$7	$1,752	$7
Real estate – construction residential	2,273	0	189	0
Real estate – construction commercial	6,475	1	6,330	0
Real estate – residential	4,082	20	4,729	30
Real estate – commercial	13,634	26	16,575	0
Consumer	45	0	0	0

Total	$27,499	$54	$29,575	$37

Total impaired loans	$41,826	$108	$49,453	$100

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $108,000 and $100,000, for the three months ended March 31, 2013 and 2012, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported. Contractual interest due on loans in non-accrual status was $350,000 at March 31, 2013 compared to $626,000 at March 31, 2012. During the three months ended March 31, 2013, $7,000 in interest was recognized on loans in non-accrual status on a cash basis. During the three months ended March 31, 2012, there was no significant interest recognized on loans in non-accrual status.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due.

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2013 and December 31, 2012.

(in thousands)	Current or Less Than 30 Days Past Due	30 – 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
March 31, 2013
Commercial, Financial, and Agricultural	$125,064	$752	$0	$1,198	$127,014
Real Estate Construction – Residential	19,979	0	0	2,589	22,568
Real Estate Construction – Commercial	37,054	624	0	8,689	46,367
Real Estate Mortgage – Residential	208,611	2,384	0	4,924	215,919
Real Estate Mortgage – Commercial	383,485	2,023	0	13,047	398,555
Installment and Other Consumer	23,215	414	1	203	23,833

Total	$797,408	$6,197	$1	$30,650	$834,256

December 31, 2012
Commercial, Financial, and Agricultural	$126,884	$1,821	$0	$1,335	$130,040
Real Estate Construction – Residential	19,390	290	0	2,497	22,177
Real Estate Construction – Commercial	35,117	607	0	7,762	43,486
Real Estate Mortgage – Residential	213,694	2,199	0	5,330	221,223
Real Estate Mortgage – Commercial	390,032	1,122	0	13,938	405,092
Installment and Other Consumer	24,221	520	6	219	24,966

Total	$809,338	$6,559	$6	$31,081	$846,984

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when (1) one or more weaknesses that could jeopardize timely liquidation exits; or (2) the margin or liquidity of an asset is sufficiently tenuous that adverse trends could result in a collection problem. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful. Loans are placed on non-accrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) payment of principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at March 31, 2013 and December 31, 2012.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At March 31, 2013
Watch	$16,294	$4,435	$5,742	$25,618	$28,429	$606	$81,124
Substandard	7,315	93	2,353	5,678	9,797	606	25,842
Non-accrual	1,198	2,589	8,689	4,924	13,047	203	30,650

Total	$24,807	$7,117	$16,784	$36,220	$51,273	$1,415	$137,616

At December 31, 2012
Watch	$14,814	$4,580	$6,459	$26,063	$29,753	$672	$82,341
Substandard	6,485	396	2,035	5,472	11,027	423	25,838
Non-accrual	1,335	2,497	7,762	5,330	13,938	219	31,081

Total	$22,634	$7,473	$16,256	$36,865	$54,718	$1,314	$139,260

Troubled Debt Restructurings

At March 31, 2013, loans classified as troubled debt restructurings (TDRs) totaled $22,314,000, of which $14,341,000 was on non-accrual status and $7,973,000 was on accrual status. At December 31, 2012, loans classified as TDRs totaled $22,363,000, of which $14,081,000 was on non-accrual status and $8,282,000 was on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1,718,000 and $1,544,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2013 and December 31, 2012, respectively.

The following table summarizes loans that were modified as TDRs during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
	Recorded Investment(1)			Recorded Investment(1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	1	$196	$196
Real estate construction – commercial	0	0	0	1	43	43
Real estate mortgage – residential	1	619	619	0	0	0

Total	1	$619	$619	2	$239	$239

(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. The Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the three months ended March 31, 2013, one loan meeting the TDR criteria was modified. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2013, and within twelve months of their modification date. No loans modified as a TDR during the three months ended March 31, 2012 defaulted.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Real Estate and Other Assets Acquired in Settlement of Loans

(in thousands)	March 31, 2013	December 31, 2012
Commercial	$312	$329
Real estate construction – residential	170	112
Real estate construction – commercial	13,400	13,392
Real estate mortgage – residential	1,353	1,227
Real estate mortgage – commercial	15,771	14,201
Foreclosed assets	466	468

Total	$31,472	$29,729
Less valuation allowance for other real estate owned	(8,344)	(6,137)

Total other real estate owned and foreclosed assets	$23,128	$23,592

Changes in the net carrying amount of other real estate owned and foreclosed assets for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$29,729	$22,997

Additions	2,470	5,598
Proceeds from sales	(604)	(1,195)
Charge-offs against the valuation allowance for other real estate owned, net	(136)	(41)
Net gain on sales	13	8

Total other real estate owned and repossessed assets	$31,472	$27,367
Less valuation allowance for other real estate owned	(8,344)	(7,190)

Balance at end of period	$23,128	$20,177

Activity in the valuation allowance for other real estate owned in settlement of loans for the three months ended March 31, 2013 and 2012, respectively, is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Balance, beginning of year	$6,137	$6,977
Provision for other real estate owned	2,343	254
Charge-offs	(136)	(41)

Balance, end of year	$8,344	$7,190

The significant change in the expense provision from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily related to foreclosed commercial real estate property consisting of two hotels in the Branson area due to continued deterioration of value. These amounts are reflected in other real estate expense in the consolidated statements of operations.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2013 and December 31, 2012 are as follows:

	Amortized	Gross unrealized	Gross unrealized
(in thousands)	cost	gains	losses	Fair value
March 31, 2013
U.S. Treasury	$2,000	$23	$0	$2,023
Government sponsored enterprises	68,869	728	21	69,576
Asset-backed securities	122,624	2,594	300	124,918
Obligations of states and political subdivisions	34,396	1,119	41	35,474

Total available for sale securities	$227,889	$4,464	$362	$231,991

December 31, 2012
U.S. Treasury	$2,000	$30	$0	$2,030
Government sponsored enterprises	54,327	853	0	55,180
Asset-backed securities	104,607	3,276	11	107,872
Obligations of states and political subdivisions	33,959	1,222	17	35,164

Total available for sale securities	$194,893	$5,381	$28	$200,246

All of the Company’s investment securities are classified as available for sale. Agency bonds and notes, agency mortgage-backed securities and agency collateralized mortgage obligations (CMO) include securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB), which are U.S. government-sponsored enterprises.

Investment securities that are classified as restricted equity securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $3,923,000 and $3,925,000 as of March 31, 2013 and December 31, 2012, respectively.

Debt securities with carrying values aggregating approximately $167,661,000 and $146,442,000 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	cost	value
Due in one year or less	$4,925	$4,992
Due after one year through five years	62,579	63,740
Due after five years through ten years	36,614	37,214
Due after ten years	1,147	1,127

Total	105,265	107,073
Asset-backed securities	122,624	124,918

Total available for sale securities	$227,889	$231,991

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012, were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2013
Government sponsored enterprises	$20,569	$(21)	$0	$0	$20,569	$(21)
Asset-backed securities	42,235	(290)	892	(10)	43,127	(300)
Obligations of states and political subdivisions	3,802	(41)	0	0	3,802	(41)

Total	$66,606	$(352)	$892	$(10)	$67,498	$(362)

(in thousands)
At December 31, 2012
Government sponsored enterprises	$1,044	$0	$0	$0	$1,044	$0
Asset-backed securities	4,729	(11)	0	0	4,729	(11)
Obligations of states and political subdivisions	2,114	(17)	150	0	2,264	(17)

Total	$7,887	$(28)	$150	$0	$8,037	$(28)

The total available for sale portfolio consisted of approximately 403 securities at March 31, 2013. The portfolio included 47 securities, having an aggregate fair value of $67,498,000 that were in a loss position at March 31, 2013. Securities identified as temporarily impaired which have been in a loss position for 12 months or longer totaled $892,000 at fair value. The $10,000 unrealized loss included in other comprehensive income at March 31, 2013 was caused by interest rate fluctuations. The total available for sale portfolio consisted of approximately 380 securities at December 31, 2012. The portfolio included 14 securities, having an aggregate fair value of $8,037,000 that were in a loss position at December 31, 2012. Securities identified as temporarily impaired which have been in a loss position for 12 months or longer totaled $150,000 at fair value. The $98 unrealized loss included in other comprehensive income at December 31, 2012 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at March 31, 2013 and December 31, 2012, respectively.

The following table presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended March 31,
(in thousands)	2013	2012
Gross gains realized on sales	$294	$0
Gross losses realized on sales	0	0
Other-than-temporary impairment recognized	0	0

Net realized gains	$294	$0

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Core Deposit Intangible Asset

A summary of amortizable intangible assets at March 31, 2013 and December 31, 2012 is as follows:

(in thousands)	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Core deposit intangible	$4,795	$(4,761)	$34	$4,795	$(4,660)	$135

The Company’s core deposit intangible asset will be fully amortized in April 2013.

Changes in the net carrying amount of core deposit intangible assets for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Balance at beginning of year	$135	$543

Additions	0	0
Amortization	(101)	(104)

Balance at end of year	$34	$439

Mortgage Servicing Rights

On January 1, 2012, the Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50, Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings. As such, effective January 1, 2012, changes in the fair value of mortgage servicing rights have been recognized in earnings in noninterest income in the period in which the change occurred.

At March 31, 2013 and December 31, 2012, respectively, the Company serviced mortgage loans for others totaling $318,894,000 and $310,587,000, respectively. Mortgage loan servicing fees, reported as other noninterest income, earned on loans sold were $217,000 and $207,000 for the three months ended March 31, 2013 and 2012, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the three months ended March 31, 2013 and 2012 as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Balance at beginning of period	$2,549	$2,308

Re-measurement to fair value upon election to measure servicing rights at fair value	0	742
Originated mortgage servicing rights	197	182
Changes in fair value:
Due to change in model inputs and assumptions(1)	194	170
Other changes in fair value(2)	(251)	(655)

Balance at end of period	$2,689	$2,747

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Other changes in fair value reflect changes due to customer payments and passage of time. This also includes a one time adjustment of a $538,000 correction of an immaterial prior period error in 2012 due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years. If the aforementioned was corrected as of December 31, 2011, the balance at the beginning of the three month period ending March 31, 2012 would have been $1,770,000.

The following key data and assumptions were used in estimating the fair value of the Company’s mortgage servicing rights for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Weighted-Average Constant Prepayment Rate	17.63%	17.78%
Weighted-Average Note Rate	4.12%	4.55%
Weighted-Average Discount Rate	8.03%	8.01%
Weighted-Average Contractual Life (in years)	20.00	20.00

(6)	Income Taxes

Income taxes as a percentage of earnings (loss) before income taxes as reported in the consolidated financial statements were 31.3% for the three months ended March 31, 2013 compared to 9.6% for the three months ended March 31, 2012. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes would have been 32.8% for the three months ended March 31, 2012.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at March 31, 2013 and, therefore, did not establish a valuation reserve.

(7)	Stockholders’ Equity

Accumulated Other Comprehensive Income

The following details the change in the components of the Company’s accumulated other comprehensive income for the three months ended March 31, 2013:

(in thousands)	Unrealized Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Accumulated Other Comprehensive Income
Balance, December 31, 2012	$3,265	$(1,440)	$1,825
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(182)	0	(182)
Other comprehensive income, net of reclassification and tax	(540)	16	(524)

Balance, March 31, 2013	$2,543	$(1,424)	$1,119

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below.

	Three Months Ended March 31,
(in thousands)	2013	2012
Payroll taxes	$304	$295
Medical plans	491	458
401k match and profit-sharing	75	168
Pension plan	286	330
Other	47	49

Total employee benefits	$1,203	$1,300

The Company’s profit-sharing plan includes a matching 401k portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions.

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company has not made any contributions to the defined benefit plan through May 15, 2013. The minimum required contribution for the 2013 plan year is estimated to be $665,000. The Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2013.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

(in thousands)	Estimated 2013	Actual 2012
Service cost – benefits earned during the year	$1,211	$1,168
Interest costs on projected benefit obligations	645	668
Expected return on plan assets	(820)	(776)
Expected administrative expenses	0	40
Amortization of prior service cost	78	78
Amortization of unrecognized net loss	30	46

Net periodic pension expense	$1,144	$1,224

Pension expense – three months ended March 31, (actual)	$286	$330

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 526,435 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except options issued in 2008 to acquire 11,133 shares that vested immediately.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value ($000)
Outstanding at beginning of period*	215,343	$24.68
Granted	0	0.00
Exercised	0	0.00
Forfeited	0	0.00
Expired	(34,097)	22.62

Outstanding at March 31, 2013	181,246	$25.07	3.3	$0

Exercisable at March 31, 2013	165,350	$25.21	3.1	$0

*	Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2012.

Total stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $2,000 and $11,000, respectively. As of March 31, 2013, the total unrecognized compensation expense related to non-vested stock awards was $66,000 and the related weighted average period over which it is expected to be recognized is approximately 2 years.

(10)	Preferred Stock

On December 19, 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), a voluntary program that provides capital to financially healthy banks. This program was designed to attract broad participation by banking institutions to help stabilize the financial system by encouraging lending.

Participating in this program included the Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 287,133 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. The proceeds received were allocated between the preferred stock and the common stock warrant based upon their relative fair values. This resulted in the recording of a discount on the preferred stock upon issuance that reflects the value allocated to the warrant. The discount on the preferred stock will be accreted over five years, consistent with managements’ estimate of the life of the preferred stock. Such accretion will be treated as additional dividends on the preferred stock. On May 9, 2012, the Company redeemed 12,000 shares of preferred stock from the U.S. Department of Treasury by repaying $12,000,000 of the $30,255,000 CPP funds along with $140,000 of accrued and unpaid dividends on the shares redeemed. Related to these shares was an additional $300,000 of accretion that was recognized at the time of the redemption. The Company has approval and will redeem the remaining 18,255 shares on May 15, 2013. The allocated carrying values of the senior preferred stock and common stock warrant at March 31, 2013 were $18,049,000 and $2,382,000, respectively.

The common stock warrant is exercisable immediately with a ten year term, in whole or in part, at an exercise price of $15.81 per share. The preferred stock and warrant are classified as stockholders’ equity in the consolidated balance sheets and qualify, for regulatory capital purposes, as Tier I capital. For the three months ended March 31, 2013, the Company had declared and paid $223,000 of dividends and recognized $72,000 of accretion of the discount on preferred stock.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Basic (loss) earnings per common share:
Net (loss) income	$(136,549)	$1,450,735
Less:
Preferred stock dividends	223,117	369,783
Accretion of discount on preferred stock	71,873	119,119

Net (loss) income available to common shareholders	$(431,539)	$961,833

Basic (loss) earnings per share	$(0.09)	$0.20

Diluted (loss) earnings per common share:

Net (loss) income	$(136,549)	$1,450,735
Less:
Preferred stock dividends	223,117	369,783
Accretion of discount on preferred stock	71,873	119,119

Net (loss) income available to common shareholders	$(431,539)	$961,833

Average shares outstanding	4,839,114	4,839,114
Effect of dilutive stock options	0	0

Average shares outstanding including dilutive stock options	4,839,114	4,839,114

Diluted (loss) earnings per share	$(0.09)	$0.20

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to common shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

The following options to purchase shares during the three months ended March 31, 2013 and 2012 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Anti-dilutive shares – option shares	181,246	232,678
Anti-dilutive shares – warrant shares	287,133	287,133

Total anti-dilutive shares	468,379	519,811

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(12)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of March 31, 2013 and December 31, 2012, respectively, there were no transfers into or out of Levels 1-3.

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

Level 3 – Inputs are unobservable inputs for the asset or liability and significant to the fair value. These may be internally developed using the Company’s best information and assumptions that a market participant would consider.

ASC Topic 820 also provides guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances when a transaction may not be considered orderly.

The Company is required to disclose assets and liabilities measured at fair value on a recurring basis separate from those measured at fair value on a nonrecurring basis. Nonfinancial assets measured at fair value on a nonrecurring basis would include foreclosed real estate, long-lived assets, and core deposit intangible assets, which are reviewed when circumstances or other events indicate that impairment may have occurred.

Valuation methods for instruments measured at fair value on a recurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Available-for-sale securities

The fair value measurements of the Company’s investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to independent verification to another pricing source by management each quarter for reasonableness. Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs, except U.S. Treasury securities which are reported as level 1.

Mortgage servicing rights

The fair value of mortgage servicing rights is based on the discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The valuation models estimate the present value of estimated future net servicing income. The Company classifies its servicing rights as Level 3.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Assets:
U.S. treasury	$2,023	$2,023	$0	$0
Government sponsored enterprises	69,576	0	69,576	0
Asset-backed securities	124,918	0	124,918	0
Obligations of states and political subdivisions	35,474	0	35,474	0
Mortgage servicing rights	2,689	0	0	2,689

Total	$234,680	$2,023	$229,968	$2,689

December 31, 2012
Assets:
U.S. treasury	$2,030	$2,030	$0	$0
Government sponsored enterprises	55,180	0	55,180	0
Asset-backed securities	107,872	0	107,872	0
Obligations of states and political subdivisions	35,164	0	35,164	0
Mortgage servicing rights	2,549	0	0	2,549

Total	$202,795	$2,030	$198,216	$2,549

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Mortgage Servicing Rights Three Months Ended March 31,
(in thousands)	2013	2012
Balance at beginning of period	$2,549	$0
Transfer into level 3	0	3,050
Total gains or losses (realized/unrealized):
Included in earnings	(57)	(485)
Included in other comprehensive income	0	0
Purchases	0	0
Sales	0	0
Issued	197	182
Settlements	0	0

Balance at end of period	$2,689	$2,747

Total gains for the three months ended included in earnings attributable to the change in unrealized gains or losses related to assets still held were $194,000 and $170,000 at March 31, 2013 and 2012, respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Three Months Ended March 31,
			2013	2012
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	17.63%	17.78%
		Weighted average discount rate	8.03%	8.01%

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2013, our Company identified $25.7 million of impaired loans that had specific allowances for losses aggregating $4.1 million.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets consist of loan collateral that has been repossessed through foreclosure. This collateral comprises of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

For assets measured at fair value on a nonrecurring basis during the first three months of 2013 and 2012, and still held as of March 31, 2013 and 2012, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at March 31, 2013 and 2012.

	Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, Total Gains (Losses)*
March 31, 2013
Assets:
Impaired loans:
Commercial, financial, & agricultural	$737	$0	$0	$737	$(10)
Real estate construction – residential	1,959	0	0	1,959	(119)
Real estate construction – commercial	5,762	0	0	5,762	0
Real estate mortgage – residential	2,774	0	0	2,774	(235)
Real estate mortgage – commercial	10,368	0	0	10,368	(987)
Consumer	38	0	0	38	0

Total	$21,638	$0	$0	$21,638	$(1,351)

Other real estate owned and repossessed assets	$23,128	$0	$0	$23,128	$(200)

March 31, 2012
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,715	$0	$0	$1,715	$(35)
Real estate construction – residential	130	0	0	130	0
Real estate construction – commercial	5,801	0	0	5,801	0
Real estate mortgage – residential	3,849	0	0	3,849	(124)
Real estate mortgage – commercial	14,593	0	0	14,593	(588)
Consumer	0	0	0	0	0

Total	$26,088	$0	$0	$26,088	$(747)

Other real estate owned and repossessed assets	$20,177	$0	$0	$20,177	$(270)

*	Total gains (losses) reported for other real estate owned and repossessed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

(13)	Fair Value of Financial Instruments

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

Investment in available-for-sale securities

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Federal Home Loan Bank (FHLB) Stock

Ownership of equity securities of FHLB is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value as this stock can only be sold to FHLB or other member banks at par value per share.

Federal Funds Sold and Other Overnight Interest-Bearing Deposits

The carrying amounts of short-term federal funds sold and securities purchased under agreements to resell, interest earning deposits with banks, and cash and due from banks approximate fair value. Federal funds sold and securities purchased under agreements to resell classified as short-term generally mature in 90 days or less.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is based on the discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Cash Surrender Value – Life Insurance

The fair value of Bank owned life insurance (BOLI) approximates the carrying amount. Upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 is as follows:

			March 31, 2013
			Fair Value Measurements
	March 31, 2013		Quoted Prices in Active Markets for Identical	Other Observable	Net Significant Unobservable
(in thousands)	Carrying amount	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial Assets:
Cash and due from banks	$19,258	$19,258	$19,258	$0	$0
Federal fund sold and overnight interest-bearing deposits	24,604	24,604	24,604	0	0
Investment in available-for-sale securities	231,991	231,991	2,023	229,968	0
Loans, net	819,711	821,352	0	0	821,352
Investment in FHLB stock	2,276	2,276	0	2,276	0
Mortgage servicing rights	2,689	2,689	0	0	2,689
Cash surrender value – life insurance	2,157	2,157	0	2,157	0
Accrued interest receivable	5,023	5,023	5,023	0	0

	$1,107,709	$1,109,350	$50,908	$234,401	$824,041

Financial Liabilities:
Deposits:
Non-interest bearing demand	$177,405	$177,405	$177,405	$0	$0
Savings, interest checking and money market	439,644	439,644	439,644	0	0
Time deposits	382,831	386,836	0	0	386,836
Federal funds purchased and securities sold under agreements to repurchase	17,539	17,539	17,539	0	0
Subordinated notes	49,486	31,404	0	31,404	0
Federal Home Loan Bank advances	20,071	20,537	0	20,537	0
Accrued interest payable	1,102	1,102	1,102	0	0

	$1,088,078	$1,074,467	$635,690	$51,941	$386,836

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2012
			Fair Value Measurements
	December 31, 2012		Quoted Prices in Active Markets for Identical	Other Observable	Net Significant Unobservable
(in thousands)	Carrying amount	Fair value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Financial Assets:
Cash and due from banks	$31,020	$31,020	$31,020	$0	$0
Federal fund sold and overnight interest-bearing deposits	27,857	27,857	27,857	0	0
Investment in available-for-sale securities	200,246	200,246	2,030	198,216	0
Loans, net	832,142	834,824	0	0	834,824
Investment in FHLB stock	2,278	2,278	0	2,278	0
Mortgage servicing rights	2,549	2,549	0	0	2,549
Cash surrender value – life insurance	2,136	2,136	0	2,136	0
Accrued interest receivable	5,190	5,190	5,190	0	0

	$1,103,418	$1,106,100	$66,097	$202,630	$837,373

Financial Liabilities:
Deposits:
Non-interest bearing demand	$192,271	$192,271	$192,271	$0	$0
Savings, interest checking, and money market	405,702	405,702	405,702	0	0
Time deposits	393,302	397,986	0	0	397,986
Federal funds purchased and securities sold under agreements to repurchase	21,058	21,058	21,058	0	0
Subordinated notes	49,486	13,154	0	13,154	0
Federal Home Loan Bank advances	20,126	20,651	0	20,651	0
Accrued interest payable	909	909	909	0	0

	$1,082,854	$1,051,731	$619,940	$33,805	$397,986

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. The Company believes such commitments have been made on terms that are competitive in the markets in which it operates.

Limitations

The fair value estimates provided are made at a point in time based on market information and information about the financial instruments. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the fair value estimates.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(14)	Pending Litigation

The Company and its subsidiaries are defendants in various legal actions incidental to the Company’s past and current business activities. Based on the Company’s analysis, and considering the inherent uncertainties associated with litigation, management does not believe that it is reasonably possible that these legal actions will materially adversely affect the Company’s consolidated financial condition or results of operations in the near term.

On November 18, 2010, a suit was filed against the Company and its subsidiary, the Bank, in the Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the fees associated with the Bank’s automated overdraft program in connection with its debit card and ATM cards constitute unlawful interest in violation of Missouri’s usury laws. The suit seeks class-action status for Bank customers who have paid overdraft fees on their checking accounts. The suit seeks forfeiture and refund of twice the amount of improper overdraft fees assessed and collected. The court has denied the Bank’s motion to dismiss the suit. At this stage of the litigation, it is not possible for management of the Bank to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

On December 17, 2009, a suit was filed against the Bank in Circuit Court of Jackson County for the Eastern Division of Missouri state court by a customer alleging that the Bank had not followed through on its commitment to fund a loan request. A jury found in favor of the customer and awarded $630,000 in damages to the plaintiffs, including $200,000 in punitive damages. The jury verdict was upheld at the appellate level. At December 31, 2012, the Company’s consolidated balance sheets included reserves for payment of the jury award as the Company is awaiting the Court’s determination as to the order in which proceeds will be applied. After insurance proceeds, the Company’s net loss for these jury awards is expected to be approximately $275,000.

Item 2 – Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company and its subsidiaries, including, without limitation:

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	competitive pressures among financial services companies may increase significantly,

•	changes in the interest rate environment may reduce interest margins,

•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,

•	increases in non-performing assets in the loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,

•	costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected,

•	legislative or regulatory changes may adversely affect the business in which the Company and its subsidiaries are engaged, and

•	changes may occur in the securities markets.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted on July 21, 2010. Provisions of the Act address many issues including, but not limited to, capital, interchange fees, compliance and risk management, debit card overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations under the Act are expected to primarily impact financial institutions with assets greater than $10 billion, the Company expects these new regulations could reduce revenues and increase expenses in the future. Management is currently assessing the impact of the Act and of the regulations anticipated to be promulgated under the Act.

The Company has described under the caption Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012 and in other reports that the company files with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Through the branch network of its subsidiary bank, the Company provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. The Company also provides a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that the Company provides include automated teller machines, trust services, credit-related insurance, and safe-deposit boxes. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri.

The Company’s primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. The Company also derives income from trust, brokerage, credit card and mortgage banking activities and service charge income.

Much of the Company’s business is commercial, commercial real estate development, and mortgage lending. The Company has experienced soft loan demand in the communities within which we operate during the current economic slowdown. The Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancings.

The success of the Company’s growth strategy depends primarily on the ability of the banking subsidiary to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. The Company’s financial performance also depends, in part, on the ability to manage various portfolios and to successfully introduce additional financial products and services by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction. Furthermore, the success of the Company’s growth strategy depends on the ability to maintain sufficient regulatory capital levels during periods in which general economic conditions are unfavorable and despite economic conditions being beyond its control.

Hawthorn Bank (the Bank), the Company’s subsidiary bank, is a full-service bank conducting a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.

The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The operations of the Bank are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of the Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of shareholders. The Company is subject to supervision and examination by the Federal Reserve Board.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The impact and any associated risks related to the critical accounting policies on the business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, where such policies affect the reported and expected financial results.

Allowance for Loan Losses

Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of the Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Further discussion of the methodology used in establishing the allowance and the impact of any associated risks related to these policies on the business operations is provided in Note 1 to the Company’s consolidated financial statements and is also discussed in the Lending and Credit Management section below. Many of the loans are deemed collateral dependent for purposes of the measurement of the impairment loss, thus the fair value of the underlying collateral and sensitivity of such fair values due to changing market conditions, supply and demand, condition of the collateral and other factors can be volatile over periods of time. Such volatility can have an impact on the financial performance of the Company.

Income Taxes

Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in addressing the Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forwards and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, the Company would adjust the recorded value of the deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, the Company would reverse the valuation allowance when it is expected to realize the deferred tax asset. In addition, the Company is subject to the continuous examination of its tax returns by the Internal Revenue Service and other taxing authorities. The Company accrues for penalties and interest related to income taxes in income tax expense. As of March 31, 2013, the Company has not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets consist of loan collateral that has been repossessed through foreclosure. This collateral comprises commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are initially recorded as held for sale at the fair value of the collateral less estimated selling costs. Any adjustment is recorded as a charge-off against the allowance for loan losses. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. The write-downs are recorded as other real estate expense. The Company establishes a valuation allowance related to other real estate owned on an asset-by-asset basis. The valuation allowance is created during the holding period when the fair value less cost to sell is lower than the cost of the property.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2013 and 2012, respectively. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Per Share Data
Basic (loss) earnings per common share	$(0.09)	$0.20
Diluted (loss) earnings per common share	(0.09)	0.20
Dividends paid on preferred stock	228	378
Accretion of discount on preferred stock	72	119
Dividends paid on common stock	242	233
Book value per common share	15.29	15.37
Market price per common share	11.52	7.22
Selected Ratios
(Based on average balance sheets)
Return on average total assets	(0.05)%	0.49%
Return on average common stockholders’ equity	(2.33)%	5.21%
Average common stockholders’ equity to average total assets	7.85%	8.68%
(Based on end-of-period data)
Efficiency ratio(1)	93.70%	74.15%
Period-end common stockholders’ equity to period-end assets	7.66%	8.61%
Period-end stockholders’ equity to period-end assets	6.14%	6.17%
Total risk-based capital ratio	16.84%	18.28%
Tier 1 risk-based capital ratio	13.55%	15.45%
Leverage ratio	10.09%	11.43%

(1)	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest and non-interest income.

RESULTS OF OPERATIONS ANALYSIS

The Company has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

	Three Months Ended March 31,
(In thousands)	2013	2012	$ Change	% Change
Net interest income	$9,729	$10,815	$(1,086)	(10.0)%
Provision for loan losses	1,000	1,700	(700)	(41.2)
Noninterest income	2,713	1,970	743	37.7
Investment securities gains, net	294	—	294	NM
Total noninterest income	3,007	1,970	1,037	52.6
Noninterest expense	11,934	9,480	2,454	25.9
(Loss) income before income taxes	(198)	1,605	(1,803)	112.3

Income tax (benefit) expense	(62)	154	(216)	140.3

Net (loss) income	$(136)	$1,451	$(1,587)	(109.4)%

Less: preferred dividends	223	370	(147)	(39.7)
and accretion of discount	72	119	(47)	(39.5)

Net (loss) income available to common shareholders	$(431)	$962	$(1,393)	(144.8)%

The Company’s consolidated net loss of $136,000 for the three months ended March 31, 2013 decreased $1,587,000 compared to consolidated net income of $1,451,000 for the three months ended March 31, 2012. The Company recorded preferred stock dividends and accretion on preferred stock of $295,000 for the three months ended March 31, 2013, resulting in a net loss of $431,000 available for common shareholders compared to $962,000 of net income available for common shareholders for the three months ended March 31, 2012. Diluted (loss) earnings per share decreased from $0.20 per common share for the three months ended March 31, 2012 to $(0.09) per common share for the three months ended March 31, 2013. The Company’s net interest income, on a tax equivalent basis, decreased $1,097,000, or 10.0%, to $9,860,000 for the three months ended March 31, 2013 compared to $10,957,000 for the three months ended March 31, 2012. This decrease was primarily due to a 33 basis point decrease in the net interest margin from 3.98% for the three months ended March 31, 2012 to 3.65% for the three months ended March 31, 2013, and a period over period decrease in average earning assets of $9.1 million, or 0.8%. The provision for loan losses decreased $0.7 million, or 41.2%, from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to reduced levels of nonperforming assets in 2013 compared to 2012. Total noninterest income increased $1.0 million, or 52.6%, for the three months ended March 31, 2013 compared to March 31, 2012 primarily due to a $0.2 million increase in gain on sales of mortgage loans, a $0.4 million increase in mortgage servicing income related to changes in the fair value of mortgage servicing rights, and a $0.3 million gain on sale of investment securities. Noninterest expense increased $2.4 million, or 25.9%, from the three months ended March 31, 2012 to 2013. Included in this increase was a $2.3 million increase in other real estate expense due to costs incurred on foreclosed assets and an increase in the provision for the valuation allowance for other real estate owned primarily related foreclosed commercial real estate property consisting of two hotels located in the Branson area due to continued deterioration of value. The $216,000 decrease in income tax expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily due to a $1,803,000 decrease in income before income taxes. This decrease was partially offset by a $371,000 immaterial correction of a prior period error recorded in 2012 as further discussed below. For the three months ended March 31, 2013, the return on average assets was (0.05)%, the return on average common stockholders’ equity was (2.33)%, and the efficiency ratio was 93.7%.

Total assets at March 31, 2013 were $1,186,319,000, compared to $1,181,606,000 at December 31, 2012, an increase of $4,713,000, or 0.4%. On July 1, 2012, the Company distributed a four percent stock dividend for the fourth consecutive year to common shareholders of record at the close of business on June 15, 2012. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend. On May 9, 2012, the Company redeemed 12,000 of the 30,255 shares of preferred stock issued under the U.S. Treasury’s CPP program. The Company has approval and will redeem the remaining 18,255 shares on May 15, 2013.

Net Interest Income

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets

The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended March 31, 2013 and March 31, 2012, respectively.

	Three Months Ended March 31,
(In thousands)	2013			2012
	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans:(2)(4)
Commercial	$126,969	$1,559	4.98%	$128,376	$1,655	5.17%
Real estate construction – residential	22,746	252	4.49	23,333	461	7.92
Real estate construction – commercial	44,681	514	4.67	42,940	482	4.50
Real estate mortgage – residential	219,843	2,781	5.13	212,745	2,936	5.54
Real estate mortgage – commercial	400,681	4,928	4.99	403,846	5,265	5.23
Consumer	25,069	378	6.12	28,304	469	6.65

Total loans	$839,989	$10,412	5.03%	$839,544	$11,268	5.38%

Investment securities:(3)
U.S. treasury	$2,029	$8	1.60%	$2,071	$8	1.55%
Government sponsored enterprises	71,949	216	1.22	75,817	297	1.57
Asset backed securities	117,396	670	2.31	109,429	800	2.93
State and municipal	35,157	334	3.85	33,307	363	4.37

Total investment securities	$226,531	$1,228	2.20%	$220,624	$1,468	2.67%

Restricted investments	3,924	22	2.27	4,335	31	2.87
Federal funds sold and other overnight interest-bearing deposits	24,661	14	0.23	39,769	21	0.21

Total interest earning assets	$1,095,105	$11,676	4.32%	$1,104,272	$12,788	4.64%

All other assets	105,301			101,964
Allowance for loan losses	(15,271)			(13,882)

Total assets	$1,185,135			$1,192,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$203,709	$147	0.29%	$195,768	$189	0.39%
Savings	71,535	19	0.11	63,516	20	0.13
Money market	159,549	95	0.24	154,053	116	0.30
Time deposits of $100,000 and over	119,511	247	0.84	135,522	229	0.68
Other time deposits	271,682	884	1.32	275,158	784	1.14

Total time deposits	$825,986	$1,392	0.68%	$824,017	$1,338	0.65%

Federal funds purchased and securities sold under agreements to repurchase	18,544	5	0.11	22,528	5	0.09
Subordinated notes	49,486	320	2.62	49,486	354	2.87
Federal Home Loan Bank advances	20,104	99	2.00	28,388	134	1.89

Total borrowings	$88,134	$424	1.95%	$100,402	$493	1.97%

Total interest bearing liabilities	$914,120	$1,816	0.81%	$924,419	$1,831	0.79%

Demand deposits	171,398			156,047
Other liabilities	6,595			8,411

Total liabilities	1,092,113			1,088,877
Stockholders’ equity	93,022			103,477

Total liabilities and stockholders’ equity	$1,185,135			$1,192,354

Net interest income (FTE)		9,860			10,957

Net interest spread			3.51%			3.85%
Net interest margin			3.65%			3.98%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $131,000 and $142,000 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances are based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended March 31, 2012 compared to the three months ended March 31, 2012 reflected a decrease in net interest income, on a tax equivalent basis, of $1,097,000, or 10.0%. Average interest-earning assets decreased $9,167,000, or 0.83%, to $1,095,105,000 for the three months ended March 31, 2013 compared to $1,104,272,000 for the three months ended March 31, 2012 and average interest bearing liabilities decreased $10,299,000, or 1.1%, to $914,120,000 for the three months ended March 31, 2013 compared to $924,419,000 for the three months ended March 31, 2012.

Average loans outstanding decreased $445,000 or 0.05% to $839,989,000 for the three months ended March 31, 2013 compared to $839,544,000 for the three months ended March 31, 2012. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio. Average investment securities increased $5,907,000, or 2.7% to $226,531,000 for the three months ended March 31, 2013 compared to $220,624,000 for the three months ended March 31, 2012. Average federal funds sold and interest bearing deposits in other financial institutions decreased $15,108,000 to $24,661,000 for the three months ended March 31, 2013 compared to $39,769,000 for the three months ended March 31, 2012. See the Liquidity Management section for further discussion.

Average time deposits decreased $1,969,000, or 0.2%, to $825,986,000 for the three months ended March 31, 2013 compared to $824,017,000 for the three months ended March 31, 2012. Average borrowings decreased $12,268,000 to $88,134,000 for the three months ended March 31, 2013 compared to $100,402,000 for the three months ended March 31, 2012. See the Liquidity Management section for further discussion.

Rate and volume analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, indentifying changes related to volumes and rates for the three months ended March 31, 2013 compared to March 31, 2012. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2013 vs. 2012
		Change due to
(In thousands)	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis:(1)
Loans:(2)(4)
Commercial	$(96)	$(18)	$(78)
Real estate construction – residential	(209)	(12)	(197)
Real estate construction – commercial	32	20	12
Real estate mortgage – residential	(155)	96	(251)
Real estate mortgage – commercial	(337)	(41)	(296)
Consumer	(91)	(51)	(40)
Investment securities:(3)
U.S. treasury	—	—	—
Government sponsored entities	(81)	(14)	(67)
Asset backed securities	(130)	55	(185)
State and municipal	(29)	19	(48)
Restricted investments	(9)	(3)	(6)
Federal funds sold and other over-night Interest bearing deposits	(7)	(8)	1

Total interest income	(1,112)	43	(1,155)

Interest expense:
NOW accounts	(42)	8	(50)
Savings	(1)	3	(4)
Money market	(21)	4	(25)
Time deposits of $100,000 and over	18	(29)	47
Other time deposits	100	(10)	110
Federal funds purchased and securities sold under agreements to repurchase	—	(1)	1
Subordinated notes	(34)	—	(34)
Federal Home Loan Bank advances	(35)	(40)	5

Total interest expense	(15)	(65)	50

Net interest income on a fully taxable equivalent basis	$(1,097)	$108	$(1,205)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $131,000 and $142,000 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances are based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Net interest income on a fully taxable equivalent basis decreased $1,097,000, or 10.0%, to $9,860,000 for the three months ended March 31, 2013 compared to $10,957,000 for the three months ended March 31, 2012. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.65% for the three months ended March 31, 2013 compared to 3.98% for the three months ended March 31, 2012. The decrease in net interest income was primarily the result of lower interest income earned on loans due to lower average balances and lower average rates. The Company’s net interest spread decreased to 3.51% for the three months ended March 31, 2013 from 3.85% for the three months ended March 31, 2012. The Company’s rates paid on interest bearing liabilities was 0.81% for the three months ended March 31, 2013 compared to 0.79% for the three months ended March 31, 2012, and rates earned on interest earning assets was 4.32% for the three months ended March 31, 2013 compared to 4.64% for the three months ended March 31, 2012. On January 1, 2012, the Company recorded a $368,000 credit to interest expense on time deposits for imputed interest calculated on capitalized interest not accounted for during the time period of 2004 through 2011 on the construction of the Company’s new bank buildings. This is considered a correction of an immaterial prior period error. Without this credit to interest expense, rates paid on interest bearing liabilities would have been approximately 0.95% and the net interest margin would have been 3.85% for the three months ended March 31, 2012.

Non-interest Income and Expense

Non-interest income for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,359	$1,248	$111	$8.9%
Trust department income	210	212	(2)	(0.9)
Real estate servicing fees, net	159	(279)	438	(157.0)
Gain on sales of mortgage loans	720	518	202	39.0
Gain on sale of investment securities	294	0	294	NM
Other	265	271	(6)	(2.2)

Total non-interest income	$3,007	$1,970	$1,037	$52.6%

Non-interest income as a % of total revenue*	23.6%	15.4%
Total revenue per full time equivalent employee	$37.6	$37.4

*	Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $1,037,000, or 52.6%, to $3,007,000 for the three months ended March 31, 2013 compared to $1,970,000 for the three months ended March 31, 2012. On January 1, 2012, the Company opted to measure mortgage servicing rights (MSRs) at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings, as further described in Note 5 to the consolidated financial statements. As such, effective January 1, 2012, the change in the fair value of mortgage servicing rights is recognized in earnings as other noninterest income for the period in which the change occurs.

Real estate servicing fees, net increased $438,000 to $159,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Mortgage loan servicing fees, reported in net real estate servicing fees, earned on loans sold were $217,000 and $207,000 for the three months ended March 31, 2013 and 2012, respectively. The change in fair value of MSRs, also included in net real estate servicing fees, during the three months ended March 31, 2013 included a $194,000 increase resulting from changes in model inputs and assumptions, and a $252,000 decrease resulting from customer payments and passage of time, resulting in a net decrease of $57,000. This is in comparison to $170,000 increase resulting from changes in model inputs and assumptions, and a $655,000 decrease resulting from customer payments and passage of time, resulting in a net decrease of $485,000 in the change in fair value for the three months ending March 31, 2012. The $485,000 decrease included a one time adjustment of $538,000 correction of an immaterial prior period error due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years.

Gain on sales of mortgage loans increased $202,000 to $720,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The Company’s loans sold increased from $21,815,000 for the three months ended March 31, 2012 to $29,290,000 for the three months ended March 31, 2013. Low interest rates continue to result in increased refinancing activity impacting both the volume of loans sold and gains recognized. The Company was servicing $319,000,000 of mortgage loans at March 31, 2013 compared to $307,000,000 at March 31, 2012.

Gain on sale of investment securities During the three months ended March 31, 2013, the Company received $15,981,000 from proceeds on sales of available-for-sale debt securities and recognized a $294,000 gain on sale. The Company was able to benefit from realizing a portion of the $4.0 million unrealized investment security gains by swapping thirty-one securities without material change in the duration or yield of the investment portfolio.

Non-interest expense for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Non-interest Expense
Salaries	$3,707	$3,506	$201	$5.7%
Employee benefits	1,203	1,300	(97)	(7.5)
Occupancy expense, net	635	646	(11)	(1.7)
Furniture and equipment expense	435	503	(68)	(13.5)
FDIC insurance assessment	243	244	(1)	(0.4)
Legal, examination, and professional fees	226	337	(111)	(32.9)
Advertising and promotion	281	244	37	15.2
Postage, printing, and supplies	256	264	(8)	(3.0)
Processing expense	1,275	768	507	66.0
Other real estate expense	2,891	581	2,310	397.6
Other	782	1,087	(305)	(28.1)

Total non-interest expense	$11,934	$9,480	$2,454	$25.9%

Efficiency ratio	93.7%	74.1%
Salaries and benefits as a % of total non-interest expense	41.1	50.7
Number of full-time equivalent employees	339	342

Total noninterest expense increased $2,454,000, or 25.9%, to $11,934,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Salary expense increased $201,000, or 5.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase primarily resulted from annual merit increases and severance payments related to eliminating two senior level positions.

Employee benefits decreased $97,000, or 7.5%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in the three months ended March 31, 2013 over the three months ended March 31, 2012 primarily resulted from a $137,000 decrease in estimated profit sharing and pension expense accruals partially offset by a $33,000 increase in medical insurance premiums.

Legal, examination, and professional fees decreased $111,000, or 32.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily a result of a decrease in litigation fees related to two legal suits incurred during the first three months of 2012 compared to first three months of 2013. See Note 14 for further discussion.

Processing expense increased $507,000, or 66.0%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in processing expense was a result of a one time consulting fee incurred to negotiate savings on future core processing expenses. A portion of this fee is being amortized over the new contract period with the Company’s core processing vendor.

Other real estate expense increased $2,310,000, or 397.6%, to $2,891,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The expense provision for other real estate owned was $2,343,,000 for the three months ended March 31, 2013 compared to $254,000 for the three months ended March 31, 2012. The significant change in the expense provision primarily related to foreclosed commercial real estate property consisting of two hotels located in the Branson area due to deterioration of value. Expenses incurred to maintain foreclosed properties were $490,000 for the three months ended March 31, 2013 compared to $277,000 for the three months ended March 31, 2012. The increases in other real estate expenses were primarily due to related operating costs of additional acquired properties.

Other non-interest expense decreased $305,000, or 28.1%, the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to a $177,000 property donation to a charitable organization that was in other real estate owned and $86,000 in non-deductible penalties that occurred in the prior year quarter.

Income taxes

Income taxes as a percentage of earnings (loss) before income taxes as reported in the consolidated financial statements were 31.3% for the three months ended March 31, 2013 compared to 9.6% for the three months ended March 31, 2012. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes would have been 32.8% for the three months ended March 31, 2012. The Company had not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions as of March 31, 2013 and 2012.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 69.0% of total assets as of March 31, 2013 compared to 70.4% as of December 31, 2012.

Lending activities are conducted pursuant to an established loan policy approved by the Bank’s board of directors. The Bank’s credit review process is overseen by regional loan committees with established loan approval limits. In addition, a senior loan committee reviews all credit relationships in aggregate over an established dollar amount. The senior loan committee meets weekly and comprises of senior managers of the Bank.

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

(In thousands)	March 31, 2013		December 31, 2012
Commercial, financial, and agricultural	$127,014	15.2%	$130,040	15.4%
Real estate construction – residential	22,568	2.7	22,177	2.6
Real estate construction – commercial	46,367	5.6	43,486	5.1
Real estate mortgage – residential	215,919	25.9	221,223	26.1
Real estate mortgage – commercial	398,555	47.8	405,092	47.8
Installment loans to individuals	23,833	2.8	24,966	3.0

Total loans	$834,256	100.0%	$846,984	100.0%

The Company’s loan portfolio decreased $12,728,000 from December 31, 2012 to March 31, 2013. During the three months ended March 31, 2013 there were no significant increases in loan demand. The Company did experience an increase in refinancing during this time period due to low interest rates available for real estate mortgage residential properties.

The State’s economy as a whole continues to be considered weak. The State will need to continue to make cuts to balance its budget which hurts the Company’s central region. Nationally, unemployment has improved over the last year but remains high at 7.6% for March 2013 while Missouri’s unemployment rate is better at 6.7% which was relatively unchanged from December 2012. Even though unemployment has been decreasing for the last several quarters, employment growth has been weak as the national average for 2012 was 1.9% and only 0.4% for Missouri. The stock market has maintained recent strength having fallen only slightly from record high levels for the Dow Jones Industrial Average. First quarter 2013 average economic growth was preliminarily reported at 2.5%, up from the 0.4% in the fourth quarter of 2012 which is encouraging but not robust enough to trigger significant improvement in business activity. Nationally and for the Company’s primary market areas, housing prices have continued to show year over year increases and sales volume, both existing and new construction, have shown steady increases from prior periods. However, the U.S. FHFA House Price Index (“HPI”) for January 2013 indicates house prices nationwide were 14.4% below the April 2007 peak. The HPI data for the change over the last four quarters for the Company’s region was 3.4% compared to a national average of 6.5%. Management anticipates moderate improvement in the next several quarters but growth will remain slow and the economy will continue a modest recovery. Management continues to focus on the improvement of asset quality by tightening underwriting standards and focusing on lending to credit worthy borrowers with the capacity to service their debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to the Company.

The Company extends credit to its local community market through traditional real estate mortgage products. The Company does not participate in extending credit to sub-prime residential real estate markets. The Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the three months ended March 31, 2013, the Company sold approximately $29,290,000 of loans to investors compared to $21,814,000 for the three months ended March 31, 2012. At March 31, 2013, the Company was servicing approximately $319,000,000 of loans sold to the secondary market compared to $310,000,000 at December 31, 2012, and $307,000,000 at March 31, 2012.

Real estate mortgage loans retained in the Company’s portfolio generally include provisions for rate adjustments at one to five year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

Risk Elements of the Loan Portfolio

Management, the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2,000,000 in aggregate and all adversely classified credits identified by management are reviewed. In addition, all other loans are reviewed on a sample basis. The senior loan committee reviews and reports to the board of directors, on a monthly basis, past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered necessary by management to provide for probable losses inherent in the loan portfolio.

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans:
Commercial, financial, and agricultural	$1,198	$1,335
Real estate construction – residential	2,589	2,497
Real estate construction – commercial	8,689	7,762
Real estate mortgage – residential	4,924	5,330
Real estate mortgage – commercial	13,047	13,938
Installment loans to individuals	203	219

Total	$30,650	$31,081

Loans contractually past – due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$0
Real estate construction – residential	0	0
Real estate construction – commercial	0	0
Real estate mortgage – residential	0	0
Real estate mortgage – commercial	0	0
Installment loans to individuals	1	6

Total	$1	$6
Troubled debt restructurings – accruing	7,973	8,282

Total nonperforming loans	38,624	39,369
Other real estate owned	22,662	23,124
Foreclosed assets	466	468

Total nonperforming assets	$61,752	$62,961

Loans	$834,256	$846,984
Allowance for loan losses to loans	1.74%	1.75%
Nonperforming loans to loans	4.63%	4.65%
Allowance for loan losses to nonperforming loans	37.66%	37.70%
Nonperforming assets to loans and foreclosed assets	7.20%	7.23%

Total nonperforming assets decreased $1,209,000, or 1.9%, from December 31, 2012 to March 31, 2013. As detailed below, this decrease included a decrease of $464,000, or 2.0%, in other real estate owned and foreclosed assets, a $431,000, or 1.4%, decrease in nonaccrual loans, and a $309,000, or 3.7%, decrease in accruing TDR’s.

Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and troubled debt restructurings (TDRs) totaled $38,624,000, or 4.63%, of total loans at March 31, 2013 compared to $39,369,000, or 4.65%, of total loans at December 31, 2012.

It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest due has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $350,000 and $626,000 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, approximately $17,869,000 and $17,556,000, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2013 and December 31, 2012, respectively.

Total non-accrual loans at March 31, 2013 decreased $431,000 from December 31, 2012. This decrease primarily consisted of a $1,297,000 decrease in real estate mortgage non-accrual loans. This decrease was partially offset by a $927,000 net increase in real estate construction – commercial loans. The overall decrease in nonaccrual loans primarily resulted from the foreclosure of four commercial real estate loans with balances totaling $2,304,000 at December 31, 2012 that had been in nonaccrual status. The increase in real estate construction – commercial loans resulted primarily from two significant loan relationships with balances totaling $1,068,000 at March 31, 2013 that were put on non-accrual status during the first three months of the year. At March 31, 2013, real estate mortgage – commercial non-accrual loans made up 43% of total non-accrual loans compared to 45% at December 31, 2012.

Loans past due 90 days and still accruing interest decreased $5,000 from $6,000 at December 31, 2012 to $1,000 at March 31, 2013. Foreclosed real estate and other repossessions decreased $464,000 from $23,592,000 at December 31, 2012 to $23,128,000 at March 31, 2013 primarily due to real estate mortgage – commercial foreclosures. During the first three months of 2013, $2,470,000 of nonaccrual loans, net of charge-offs taken, moved to foreclosed assets. During the first three months of 2013 the Company had recorded a net $2,343,000 additional provision to the valuation allowance to reflect current fair values compared to a $254,000 provision during the first three months of 2012. This additional provision primarily related to foreclosed commercial real estate property consisting of two hotels located in the Branson area.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2013			December 31, 2012
(In thousands)	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
TDRs – Accrual
Commercial, financial and agricultural	10	$2,546	$104	12	$2,820	$104
Real estate mortgage – residential	4	1,057	256	3	440	94
Real estate mortgage – commercial	4	4,370	166	6	5,022	111

Total TDRs – Accrual	18	$7,973	$526	21	$8,282	$309

TDRs – Non-accrual
Commercial, financial and agricultural	4	$288	$16	2	$201	$14
Real estate construction – commercial	4	5,558	420	5	5,693	468
Real estate mortgage – residential	8	1,047	125	9	1,177	142
Real estate mortgage – commercial	14	7,404	625	12	6,966	611
Consumer	2	44	6	2	44	0

Total TDRs – Non-accrual	32	$14,341	$1,192	30	$14,081	$1,235

Total TDRs	50	$22,314	$1,718	51	$22,363	$1,544

At March 31, 2013, loans classified as TDRs totaled $22,314,000, of which $14,341,000 were on non-accrual status and $7,973,000 were on accrual status. At December 31, 2012, loans classified as TDRs totaled $22,363,000, of which $14,081,000 were on non-accrual status and $8,282,000 were on accrual status. The increase in TDRs classified as real estate mortgage – residential accruing loans primarily related to one new loan relationship modified to interest only payments. The increase in TDRs classified as real estate mortgage – commercial non-accrual loans consisted of one loan relationship modified to interest only payments for six months that was previously classified as an interest rate concession in accruing TDRs during 2012.

Provision and Allowance for Loan Losses

As mentioned above, the Company is continuing to recover from the deterioration of collateral values during the prior and current economic conditions. Current appraisals are being obtained and management has adjusted the provision to reflect the amounts determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses was $14,545,000, or 1.74%, of loans outstanding at March 31, 2013 compared to $14,842,000, or 1.75%, of loans outstanding at December 31, 2012, and $14,640,000, or 1.74%, of loans outstanding at March 31, 2012.

The following table summarizes loan loss experience for the periods ended as indicated:

	Three Months Ended March 31,
(In thousands)	2013	2012
Analysis of allowance for loan losses:
Balance beginning of period	$14,842	$13,809
Net charge-offs (recoveries):
Commercial, financial, and agricultural	19	(51)
Real estate construction – residential	119	(32)
Real estate mortgage – residential	277	103
Real estate mortgage – commercial	838	785
Installment loans to individuals	44	64

Net charge-offs	1,297	869
Provision for loan losses	1,000	1,700

Balance end of period	$14,545	$14,640

Provision

The provision for loan losses decreased to $1,000,000 for the three months ended March 31, 2013 compared to $1,700,000 for the three months ended March 31, 2012. The Company’s net loan charge-offs were $1,297,000, or 0.15% of average loans, for the three months ended March 31, 2013 compared to net loan charge-offs of $869,000, or 0.11% of average loans, for the three months ended March 31, 2012. Net charge-offs continued to include write-downs of approximately $374,000 during the three months ended March 31, 2013 on properties going to foreclosure to reflect declines in current collateral values. Real estate mortgage – commercial net charge-offs represented 65% of total net charge-offs during the three months ended March 31, 2013 compared to 90% of total net charge-offs during the three months ended March 31, 2012. The provision for loan losses remains significant due to the level of specific reserves on loans individually evaluated for impairment and the historical loss rate based on the Company’s last thirty-six months of charge off experience. Specific reserves were $4,092,000 at March 31, 2013 compared to $4,020,000 at December 31, 2012, and $4,823,000 at March 31, 2012.

Allowance for loan losses

The following table is a summary of the allocation of the allowance for loan losses:

(In thousands)	March 31, 2013	December 31, 2012
Allocation of allowance for
loan losses at end of period:
Commercial, financial, and agricultural	$1,828	$1,937
Real estate construction – residential	899	732
Real estate construction – commercial	1,811	1,711
Real estate mortgage – residential	2,921	3,387
Real estate mortgage – commercial	6,840	6,834
Installment loans to individuals	243	239
Unallocated	3	2

Total	$14,545	$14,842

The Company’s allowance for loan losses decreased to $14,545,000 at March 31, 2013 compared to $14,842,000 at December 31, 2012, and $14,640,000 at March 31, 2012. The decrease from December 31, 2012 primarily consisted of a $466,000 decrease in the allocation of real estate mortgage – residential loans partially offset by a $100,000 increase in real estate construction – commercial loans. The ratio of the allowance for loan losses to nonperforming loans was 37.7% at March 31, 2013 and December 31, 2012 compared to 29.5% at March 31, 2012.

The following table is a summary of the general and specific allocations of the allowance for loan losses as of the dates indicated:

(In thousands)	March 31, 2013	December 31, 2012
Allocation of allowance for loan losses:
Individually evaluated for impairment – specific reserves	$4,092	$4,020
Collectively evaluated for impairment – general reserves	10,453	10,822

Total	$14,545	$14,842

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2013, $4,092,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $38,622,000 compared to $4,020,000 of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $39,363,000 at December 31, 2012. Management determined that $12,892,000, or 33%, of total impaired loans required no reserve allocation at March 31, 2013 compared to $14,733,000, or 37%, at December 31, 2012 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying percentages to pools of loans by asset type. Loans not individually evaluated are aggregated based on similar risk characteristics. Historical loss rates for each risk group, which is updated quarterly, are quantified using all recorded loan charge-offs. Management determined that the previous twelve quarters were reflective of the loss characteristics of the Company’s loan portfolio during the recent three year economic environment. These historical loss rates for each risk group are used as the starting point to determine allowance provisions. The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available. The rates are then adjusted to reflect actual changes and anticipated changes such as changes in specific allowances on loans and real estate acquired through foreclosure, any gains and losses on final disposition of real estate acquired through foreclosure, changes in national and local economic conditions and developments, including general economic and business conditions affecting the Company’s key lending areas, credit quality trends, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of the internal loan review department. These risk factors are generally reviewed and updated quarterly, as appropriate.

The specific and general reserve allocations represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses comprises of specific and general allocations, the entire allowance is available to absorb any credit losses.

Liquidity and Capital Resources

Liquidity Management

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Company, management prefers to focus on transaction accounts and full service relationships with customers. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than the market rate.

The Company’s Asset/Liability Committee (ALCO), primarily made up of senior management, has direct oversight responsibility for the Company’s liquidity position and profile. A combination of daily, weekly, and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital, and exposure to contingent draws on the Company’s liquidity.

The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets comprise of available for sale investment securities, federal funds sold, and excess reserves held at the Federal Reserve.

(In thousands)	March 31, 2013	December 31, 2012
Federal Reserve Bank – excess reserves	$24,793	$27,857
Available for sale investment securities	231,991	200,246

Total	$256,784	$228,103

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $231,991,000 at March 31, 2013 and included an unrealized net gain of $4,102,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $43,326,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2013 and December 31, 2012, respectively, the Company’s unpledged securities in the available for sale portfolio totaled approximately $64,330,000 and $58,804,000, respectively.

Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,420	$2,390
Repurchase agreements	23,174	28,888
Other deposits	141,067	115,164

Total pledged, at fair value	$167,661	$146,442

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2013, such deposits totaled $617,049,000 and represented 61.7% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $382,831,000 at March 31, 2013. These accounts are normally considered more volatile and higher costing representing 38.3% of total deposits at March 31, 2013.

Core deposits at March 31, 2013 and December 31, 2012 were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Core deposit base:
Non-interest bearing demand	$177,405	$192,271
Interest checking	200,517	178,121
Savings and money market	239,127	227,581

Total	$617,049	$597,973

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2013, under agreements with these unaffiliated banks, the Bank may borrow up to $40,000,000 in federal funds on an unsecured basis and $4,599,000 on a secured basis. There were no federal funds purchased outstanding at March 31, 2013. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2013, there was $17,539,000 in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2013. The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2013, the Bank had $20,071,000 in outstanding borrowings with the FHLB. In addition, the Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2013 and December 31, 2012 were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Borrowings:
Securities sold under agreements to repurchase	$17,539	$21,058
Federal Home Loan Bank advances	20,071	20,126
Subordinated notes	49,486	49,486

Total	$87,096	$90,670

The Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, the Company may draw advances against this collateral.

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	March 31, 2013				December 31, 2012
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$269,414	$3,329	$41,270	$314,013	$290,084	$3,344	$16,790	$310,218
Advances outstanding	(20,071)	0	0	(20,071)	(20,126)	0	0	(20,126)
Letters of credit issued	0	0	0	0	0	0	0	0

Total available	$249,343	$3,329	$41,270	$293,942	$269,958	$3,344	$16,790	$290,092

At March 31, 2013, loans with a market value of $415,808,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2013, investments with a market value of $5,118,000 were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $43,862,000 at March 31, 2013 compared to $58,877,000 at December 31, 2012. The $15,015,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the consolidated statement of cash flows for the three months ended March 31, 2013. Cash flow provided from operating activities consists mainly of net loss adjusted for certain non-cash items. Operating activities provided cash flow of $6,335,000 for the three months ended March 31, 2013.

Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $25,911,000. The cash outflow primarily consisted of $62,541,000 purchases of investment securities, partially offset by $13,515,000 in proceeds from maturities, calls, and pay-downs, and $15,981,000 in proceeds from sales of investment securities.

Financing activities provided cash of $4,561,000, resulting primarily from a $33,942,000 net increase in interest-bearing transaction accounts partially offset by a $14,866,000 decrease in demand deposits, a $10,471,000 decrease in time deposits, and a $3,519,000 decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2013.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $112,039,000 in unused loan commitments and standby letters of credit as of March 31, 2013. Although the Company’s current liquidity resources are adequate to fund this commitment level, we know that the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. For the three months ended March 31, 2013 and 2012, respectively, the

Company paid cash dividends to its common and preferred shareholders totaling $470,000 and $611,000. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank had not declared or paid dividends to the Company during each of the three month periods ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, the Company had cash and cash equivalents totaling $922,000 and $1,863,000, respectively.

Capital Management

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Company and the Bank are subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of March 31, 2013 and December 31, 2012, the Company and the Bank each met all capital adequacy requirements.

The table below represents actual and required amounts and ratios for the Company and the Bank as of March 31, 2013 and December 31, 2012 as follows:

	Actual		Minimum Capital Requirements		Well-Capitalized Capital Requirements
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2013
Total capital (to risk-weighted assets):
Company	$148,350	16.84%	$70,487	8.00%		N.A.	N.A.	%
Bank	131,620	15.23	69,122	8.00		$86,402	10.00

Tier I capital (to risk-weighted assets):
Company	$119,418	13.55%	$35,243	4.00%		N.A.	N.A.	%
Bank	120,779	13.98	34,561	4.00		$51,841	6.00

Tier I capital (to adjusted average assets):
Company	$119,418	10.09%	$35,515	3.00%	$	N.A.	N.A.	%
Bank	120,779	10.40	34,828	3.00		58,046	5.00

December 31, 2012
Total capital (to risk-weighted assets):
Company	$148,889	16.83%	$70,759	8.00%		N.A.	N.A.	%
Bank	131,126	15.12	69,375	8.00		$86,715	10.00

Tier I capital (to risk-weighted assets):
Company	$120,138	13.58%	$35,380	4.00%		N.A.	N.A.	%
Bank	120,243	13.87	34,686	4.00		$52,029	6.00

Tier I capital (to adjusted average assets):
Company	$120,138	10.37%	$34,762	3.00%	$	N.A.	N.A.	%
Bank	120,243	10.60	34,037	3.00		56,729	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company’s Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2013 our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2013. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5 Years or No stated Maturity	Total
ASSETS
Investment securities	$43,326	$50,005	$45,837	$29,153	$20,008	$43,662	$231,991
Federal funds sold and other over-night interest-bearing deposits	24,604	—	—	—	—	—	24,604
Other restricted investments	3,923	—	—	—	—	—	3,923
Loans	406,524	138,506	96,419	60,973	104,585	27,249	834,256

Total	$478,377	$188,511	$142,256	$90,126	$124,593	$70,911	$1,094,774

LIABILITIES
Savings, interest checking, and money market deposits	$240,132	$—	$199,512	$—	$—	$—	$439,644
Time deposits	264,788	67,851	25,127	12,720	12,345	—	382,831
Federal funds purchased and securities sold under agreements to repurchase	17,539	—	—	—	—	—	17,539
Subordinated notes	49,486	—	—	—	—	—	49,486
Federal Home Loan Bank advances	20,071	—	—	—	—	—	20,071

Total	$592,016	$67,851	$224,639	$12,720	$12,345	$—	$909,571

Interest-sensitivity GAP
Periodic GAP	$(113,639)	$120,660	$(82,383)	$77,406	$112,248	$70,911	$185,203

Cumulative GAP	$(113,639)	$7,021	$(75,362)	$2,044	$114,292	$185,203	$185,203

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.81	2.78	0.63	7.09	10.09	NM	1.20
Cumulative GAP	0.81	1.01	0.91	1.00	1.13	1.20	1.20

Effects of Inflation

The effects of inflation on financial institutions are different from the effects on other commercial enterprises since financial institutions make few significant capital or inventory expenditures, which are directly affected by changing prices. Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as do changes in interest rates. The general level of inflation does underlie the general level of most interest rates, but interest rates do not increase at the rate of inflation as do prices of goods and services. Rather, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2013.

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

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended March 31, 2013 or the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

There are no new accounting pronouncements issued and not yet effective as of March 31, 2013, which are expected to have an impact on the Company’s consolidated financial statements.

PART II – OTHER INFORMATION

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner
May 15, 2013	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps
May 15, 2013	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2013 Form 10-Q

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