Form 10-Q
period 2013-06-30
HAWTHORN BANCSHARES, INC.
filed 2013-08-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 14, 2013, the registrant had 5,032,679 shares of common stock, par value $1.00 per share, outstanding

Index to Exhibits located on page 58

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$20,838	$31,020
Federal funds sold and other overnight interest-bearing deposits	14,867	27,857
Cash and cash equivalents	35,705	58,877
Investment in available-for-sale securities, at fair value	220,655	200,246
Loans	838,990	846,984
Allowances for loan losses	(15,358)	(14,842)
Net loans	823,632	832,142
Premises and equipment - net	37,209	37,021
Investments in Federal Home Loan Bank stock and other equity securities, at cost	4,333	3,925
Mortgage servicing rights	2,873	2,549
Other real estate owned and foreclosed assets - net	17,978	23,592
Accrued interest receivable	5,100	5,190
Cash surrender value - life insurance	2,175	2,136
Other assets	15,876	15,928
Total assets	$1,165,536	$1,181,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	$180,461	$192,271
Savings, interest checking and money market	427,742	405,702
Time deposits $100,000 and over	117,601	120,777
Other time deposits	260,188	272,525
Total deposits	985,992	991,275
Federal funds purchased and securities sold under agreements to repurchase	21,499	21,058
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	29,033	20,126
Accrued interest payable	1,316	909
Other liabilities	7,614	6,532
Total liabilities	$1,094,940	$1,089,386
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 1,000,000 shares authorized; Issued 0 shares and 18,255 shares, respectively, $1,000 per share liquidation value, net of discount	0	17,977
Common stock, $1 par value, authorized 15,000,000 shares; Issued 5,000,972 shares, respectively	5,001	5,001
Surplus	33,567	31,816
Retained earnings	37,292	39,118
Accumulated other comprehensive (loss) income, net of tax	(1,747)	1,825
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	70,596	92,220
Total liabilities and stockholders’ equity	$1,165,536	$1,181,606

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$10,435	$10,944	$20,823	$22,187
Interest on debt securities:
Taxable	910	1,085	1,814	2,201
Nontaxable	213	227	430	462
Federal funds sold and other overnight interest-bearing deposits	15	16	29	37
Dividends on other securities	19	25	41	56
Total interest income	11,592	12,297	23,137	24,943
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	253	328	514	653
Time deposit accounts $100,000 and over	233	309	481	538
Other time deposits	857	1,005	1,739	1,789
Interest on federal funds purchased and securities sold under agreements to repurchase	5	5	10	9
Interest on subordinated notes	320	345	641	699
Interest on Federal Home Loan Bank advances	109	133	208	268
Total interest expense	1,777	2,125	3,593	3,956
Net interest income	9,815	10,172	19,544	20,987
Provision for loan losses	1,000	1,500	2,000	3,200
Net interest income after provision for loan losses	8,815	8,672	17,544	17,787
NON-INTEREST INCOME
Service charges on deposit accounts	1,391	1,460	2,749	2,707
Trust department income	209	224	418	436
Real estate servicing fees, net	263	(8)	422	(286)
Gain on sale of mortgage loans, net	620	475	1,340	994
Gain on sale of investment securities	260	0	554	0
Other	345	292	613	562
Total non-interest income	3,088	2,443	6,096	4,413
NON-INTEREST EXPENSE
Salaries and employee benefits	4,822	4,898	9,733	9,704
Occupancy expense, net	642	641	1,277	1,287
Furniture and equipment expense	530	468	965	971
FDIC insurance assessment	257	259	499	503
Legal, examination, and professional fees	294	259	520	596
Advertising and promotion	316	218	597	462
Postage, printing, and supplies	291	279	547	543
Processing expense	734	1,011	2,009	1,779
Other real estate expense, net	351	926	3,173	1,450
Other	1,044	1,139	1,896	2,283
Total non-interest expense	9,281	10,098	21,216	19,578
Income before income taxes	2,622	1,017	2,424	2,622
Income tax expense	810	277	748	431
Net income	1,812	740	1,676	2,191
Preferred stock dividends	114	296	337	666
Accretion of discount on preferred stock	206	396	278	515
Total preferred stock dividends and accretion of discount on preferred stock	320	692	615	1,181
Net income available to common shareholders	$1,492	$48	$1,061	$1,010
Basic earnings per share	$0.30	$0.01	$0.21	$0.20
Diluted earnings per share	$0.30	$0.01	$0.21	$0.20

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income	$1,812	$740	$1,676	$2,191
Other comprehensive (loss) income, net of tax
Securities available for sale:
Unrealized (loss) gain on investment securities available-for-sale, net of tax	(2,723)	133	(3,263)	55
Adjustment for gain on sales of investment securities, net of tax	(161)	0	(343)	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	18	26	34	52
Total other comprehensive (loss) income	(2,866)	159	(3,572)	107
Total comprehensive (loss) income	$(1,054)	$899	$(1,896)	$2,298

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
					Other
					Comprehensive		Total
	Preferred	Common		Retained	Income	Treasury	Stockholders’
(In thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2011	$29,318	$4,815	$30,266	$40,354	$1,340	$(3,517)	$102,576
Cumulative effect of change in accounting principle	0	0	0	460	0	0	460
Balance, January 1, 2012	$29,318	$4,815	$30,266	$40,814	$1,340	$(3,517)	$103,036

Net income	0	0	0	2,191	0	0	2,191

Other comprehensive income	0	0	0	0	107	0	107
Stock based compensation expense	0	0	20	0	0	0	20
Accretion of preferred stock discount	515	0	0	(515)	0	0	0
Redemption of 12,000 shares of preferred stock	(12,000)	0	0	0	0	0	(12,000)
Stock dividend	0	0	1,707	(1,707)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(747)	0	0	(747)
Cash dividends declared, common stock	0	0	0	(465)	0	0	(465)
Balance, June 30, 2012	$17,833	$4,815	$31,993	$39,571	$1,447	$(3,517)	$92,142

Balance, December 31, 2012	$17,977	$5,001	$31,816	$39,118	$1,825	$(3,517)	$92,220

Net income	0	0	0	1,676	0	0	1,676

Other comprehensive income	0	0	0	0	(3,572)	0	(3,572)
Stock based compensation expense	0	0	7	0	0	0	7
Accretion of preferred stock discount	278	0	0	(278)	0	0	0
Redemption of 18,255 shares of preferred stock	(18,255)	0	0	0	0	0	(18,255)
Redemption of common stock warrant	0	0	(540)	0	0	0	(540)
Stock dividend	0	0	2,284	(2,284)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(456)	0	0	(456)
Cash dividends declared, common stock	0	0	0	(484)	0	0	(484)
Balance, June 30, 2013	$0	$5,001	$33,567	$37,292	$(1,747)	$(3,517)	$70,596

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$1,676	$2,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	3,200
Depreciation expense	803	1,002
Net amortization of investment securities, premiums, and discounts	679	549
Amortization of intangible assets	135	206
Stock based compensation expense	7	20
Change in fair value of mortgage servicing rights	37	712
Gain on sale of investment securities	(554)	0
Gain on sales and dispositions of premises and equipment	0	(60)
Gain on sales and dispositions of other real estate owned and foreclosed assets	(34)	(75)
Provision for other real estate owned	2,185	739
Decrease in accrued interest receivable	90	61
Increase in cash surrender value -life insurance	(39)	(34)
Decrease in other assets	1,775	597
Decrease (increase) in income tax receivable	616	(688)
Increase in accrued interest payable	407	373
Increase in other liabilities	1,083	823
Origination of mortgage loans for sale	(48,943)	(38,363)
Proceeds from the sale of mortgage loans	52,152	40,437
Gain on sale of mortgage loans, net	(1,340)	(994)
Other, net	(306)	(245)
Net cash provided by operating activities	12,429	10,451
Cash flows from investing activities:
Net decrease (increase) in loans	1,671	(13,261)
Purchase of available-for-sale debt securities	(73,922)	(63,135)
Proceeds from maturities of available-for-sale debt securities	20,116	21,927
Proceeds from calls of available-for-sale debt securities	5,255	26,285
Proceeds from sales of available-for-sale debt securities	22,115	0
Proceeds from sales of FHLB stock	4	97
Purchases of FHLB stock	(412)	0
Purchases of premises and equipment	(991)	(843)
Proceeds from sales of premises and equipment	0	248
Proceeds from sales of other real estate owned and foreclosed assets	6,233	3,084
Net cash used by investing activities	(19,931)	(25,598)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(11,810)	9,938
Net increase in interest-bearing transaction accounts	22,040	17,931
Net decrease in time deposits	(15,513)	(1,514)
Net (increase) decrease in federal funds purchased and securities sold under agreements to repurchase	441	(673)
Repayment of Federal Home Loan Bank advances	(93)	(129)
FHLB advances	9,000	0
Redemption of 18,255 and 12,000 shares, respectively, of preferred stock	(18,255)	(12,000)
Warrant redemption	(540)	0
Cash dividends paid - preferred stock	(456)	(747)
Cash dividends paid - common stock	(484)	(465)
Net cash (used) provided by financing activities	(15,670)	12,341
Net decrease in cash and cash equivalents	(23,172)	(2,806)
Cash and cash equivalents, beginning of period	58,877	43,210
Cash and cash equivalents, end of period	$35,705	$40,404

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,186	$3,952
Income taxes	$131	$1,260
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$2,970	$9,311

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

Stock Dividend On July 1, 2013, the Company paid a special stock dividend of four percent to common shareholders of record at the close of business on June 15, 2013. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

The following represents significant new accounting principles adopted in 2013:

Balance Sheet In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU is a joint requirement by the FASB and International Accounting Standards Board to enhance current disclosures and increase comparability of U.S. GAAP and International Financial Reporting Standards (IFRS) financial statements. Under the ASU, an entity will be required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse purchase agreements, and securities and borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs are effective for annual and interim periods beginning January 1, 2013. The adoption of these ASUs had no effect on the Company’s financial statements.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)         Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Commercial, financial, and agricultural	$136,643	$130,040
Real estate construction - residential	23,647	22,177
Real estate construction - commercial	48,146	43,486
Real estate mortgage - residential	217,828	221,223
Real estate mortgage - commercial	389,706	405,092
Installment and other consumer	23,020	24,966
Total loans	$838,990	$846,984

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles. At June 30, 2013, loans with a carrying value of $405,522,000 were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for loan losses

The following is a summary of the allowance for loan losses for the three and six months ended June 30, 2013, and 2012:

Three Months Ended June 30, 2013

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total
Balance at beginning of period	$1,828	$899	$1,811	$2,921	$6,840	$243	$3	$14,545
Additions:
Provision for loan losses	370	33	389	(399)	591	18	(2)	1,000
Deductions:
Loans charged off	101	0	0	95	28	70	0	294
Less recoveries on loans	(22)	0	(2)	(29)	(12)	(42)	0	(107)
Net loans charged off	79	0	(2)	66	16	28	0	187
Balance at end of period	$2,119	$932	$2,202	$2,456	$7,415	$233	$1	$15,358

Six Months Ended June 30, 2013

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total
Balance at beginning of period	$1,937	$732	$1,711	$3,387	$6,834	$239	$2	$14,842
Additions:
Provision for loan losses	279	320	489	(588)	1,436	65	(1)	2,000
Deductions:
Loans charged off	162	120	0	387	1,027	179	0	1,875
Less recoveries on loans	(65)	0	(2)	(44)	(172)	(108)	0	(391)
Net loans charged off	97	120	(2)	343	855	71	0	1,484
Balance at end of period	$2,119	$932	$2,202	$2,456	$7,415	$233	$1	$15,358

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Three Months Ended June 30, 2012

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total
Balance at beginning of period	$2,722	$727	$1,410	$3,563	$5,976	$237	$5	$14,640
Additions:
Provision for loan losses	363	(54)	211	380	525	63	12	1,500
Deductions:
Loans charged off	69	0	0	422	438	132	0	1,061
Less recoveries on loans	(29)	(36)	(23)	(39)	(44)	(64)	0	(235)
Net loans charged off	40	(36)	(23)	383	394	68	0	826
Balance at end of period	$3,045	$709	$1,644	$3,560	$6,107	$232	$17	$15,314

Six Months Ended June 30, 2012

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total
Balance at beginning of period	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809
Additions:
Provision for loan losses	1,230	(546)	59	795	1,552	96	14	3,200
Deductions:
Loans charged off	104	0	0	577	1,300	271	0	2,252
Less recoveries on loans	(115)	(67)	(23)	(91)	(121)	(140)	0	(557)
Net loans charged off	(11)	(67)	(23)	486	1,179	131	0	1,695
Balance at end of period	$3,045	$709	$1,644	$3,560	$6,107	$232	$17	$15,314

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Loans, or portions of loans, are charged off to the extent deemed uncollectible or a loss is confirmed. Loan charge-offs reduce the allowance for loan losses, and recoveries of loans previously charged off are added back to the allowance. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Although the allowance for loan losses are comprised of specific and general allocations, the entire allowance is available to absorb credit losses.

The following table provides the balance in the allowance for loan losses at June 30, 2013 and December 31, 2012, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	Unallocated	Total

June 30, 2013

Allowance for loan losses:
Individually evaluated for impairment	$580	$248	$768	$1,156	$3,128	$6	$0	$5,886
Collectively evaluated for impairment	1,539	684	1,434	1,300	4,287	227	1	9,472
Total	$2,119	$932	$2,202	$2,456	$7,415	$233	$1	$15,358
Loans outstanding:
Individually evaluated for impairment	$4,332	$2,280	$7,831	$5,754	$18,162	$44	$0	$38,403
Collectively evaluated for impairment	132,311	21,367	40,315	212,074	371,544	22,976	0	800,587
Total	$136,643	$23,647	$48,146	$217,828	$389,706	$23,020	$0	$838,990

December 31, 2012

Allowance for loan losses:
Individually evaluated for impairment	$213	$125	$542	$1,069	$2,071	$0	$0	$4,020
Collectively evaluated for impairment	1,724	607	1,169	2,318	4,763	239	2	10,822
Total	$1,937	$732	$1,711	$3,387	$6,834	$239	$2	$14,842
Loans outstanding:
Individually evaluated for impairment	$4,157	$2,496	$7,762	$5,771	$18,959	$44	$0	$39,189
Collectively evaluated for impairment	125,883	19,681	35,724	215,452	386,133	24,922	0	807,795
Total	$130,040	$22,177	$43,486	$221,223	$405,092	$24,966	$0	$846,984

Impaired loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans totaled $38,632,000 and $39,363,000 at June 30, 2013 and December 31, 2012, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings. Total impaired loans of $38,632,000 at June 30, 2013, includes $38,403,000 of impaired loans individually evaluated for impairment and $229,000 of non-accrual consumer loans that were collectively evaluated for impairment. Total impaired loans of $39,363,000 at December 31, 2012, includes $39,189,000 of impaired loans individually evaluated for impairment and $174,000 of non-accrual consumer loans that were collectively evaluated for impairment.

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2013 and December 31, 2012 approximately $35,672,000 and $36,142,000, respectively, of impaired loans were evaluated based on the fair value of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2013, $5,886,000 of the Company’s

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

allowance for loan losses was allocated to impaired loans totaling approximately $38,632,000 compared to $4,020,000 of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $39,363,000 at December 31, 2012. Management determined that $10,689,000, or 28%, of total impaired loans required no reserve allocation at June 30, 2013 compared to $14,733,000, or 37%, at December 31, 2012 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

The categories of impaired loans at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Non-accrual loans	$30,840	$31,081
Troubled debt restructurings continuing to accrue interest	7,792	8,282
Total impaired loans	$38,632	$39,363

The following tables provide additional information about impaired loans at June 30, 2013 and December 31, 2012, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2013
With no related allowance recorded:
Commercial, financial and agricultural	$2,372	$2,423	$0
Real estate - construction residential	105	139	0
Real estate - construction commercial	2,942	3,227	0
Real estate - residential	1,605	2,083	0
Real estate - commercial	3,436	3,615	0
Consumer	229	245	0
Total	$10,689	$11,732	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,960	$2,037	$580
Real estate - construction residential	2,175	2,273	248
Real estate - construction commercial	4,889	5,067	768
Real estate - residential	4,149	4,324	1,156
Real estate - commercial	14,726	15,913	3,128
Consumer	44	44	6
Total	$27,943	$29,658	$5,886
Total impaired loans	$38,632	$41,390	$5,886

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2012
With no related allowance recorded:
Commercial, financial and agricultural	$3,272	$4,009	$0
Real estate - construction residential	2,307	2,339	0
Real estate - construction commercial	1,879	2,102	0
Real estate - residential	1,939	2,393	0
Real estate - commercial	5,162	5,565	0
Consumer	174	186	0
Total	$14,733	$16,594	$0
With an allowance recorded:
Commercial, financial and agricultural	$885	$898	$213
Real estate - construction residential	189	189	125
Real estate - construction commercial	5,883	6,011	542
Real estate - residential	3,832	3,999	1,069
Real estate - commercial	13,797	14,167	2,071
Consumer	44	44	0
Total	$24,630	$25,308	$4,020
Total impaired loans	$39,363	$41,902	$4,020

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
		Interest		Interest		Interest		Interest
		Recognized		Recognized		Recognized		Recognized
	Average	For the	Average	For the	Average	For the	Average	For the
	Recorded	Period	Recorded	Period	Recorded	Period	Recorded	Period
(in thousands)	Investment	Ended	Investment	Ended	Investment	Ended	Investment	Ended
With no related allowance recorded:
Commercial, financial and agricultural	$2,434	$23	$2,598	$21	$2,449	$47	$2,630	$43
Real estate - construction residential	216	0	93	0	293	0	255	7
Real estate - construction commercial	3,227	0	1,572	0	3,242	1	1,506	0
Real estate - residential	2,084	0	2,390	40	2,087	0	3,515	42
Real estate - commercial	3,628	28	12,344	28	3,701	57	13,439	60
Consumer	248	1	146	0	254	2	153	0
Total	$11,837	$52	$19,143	$89	$12,026	$107	$21,498	$152
With an allowance recorded:
Commercial, financial and agricultural	$2,042	$20	$3,842	$7	$2,049	$32	$3,284	$14
Real estate - construction residential	2,273	0	189	0	2,273	0	242	0
Real estate - construction commercial	5,327	0	6,147	0	5,558	0	6,187	0
Real estate - residential	4,331	16	2,818	(23)	4,354	39	2,666	7
Real estate - commercial	16,143	46	15,033	0	16,506	96	14,496	0
Consumer	44	0	0	0	44	0	0	0
Total	$30,160	$82	$28,029	$(16)	$30,784	$167	$26,875	$21
Total impaired loans	$41,997	$134	$47,172	$73	$42,810	$274	$48,373	$173

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $134,000 and $73,000, and $274,000 and $173,000, for the three and six months ended June 30, 2013 and 2012, respectively. The average recorded investment on impaired loans is calculated on a monthly basis during the periods reported. Contractual interest due on loans in non-accrual status was $751,000 at June 30, 2013 compared to $1,110,000 at June 30, 2012. During the three and six months ended June 30, 2013, $49,000 and $92,000, respectively, in interest was recognized on loans in non-accrual status on a cash basis. During the three and six months ended June 30, 2012, there was no significant interest recognized on loans in non-accrual status.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due.

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2013 and December 31, 2012.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2013
Commercial, Financial, and Agricultural	$134,013	$672	$1	$1,957	$136,643
Real Estate Construction - Residential	21,207	160	0	2,280	23,647
Real Estate Construction - Commercial	40,315	0	0	7,831	48,146
Real Estate Mortgage - Residential	212,285	628	213	4,702	217,828
Real Estate Mortgage - Commercial	375,070	839	0	13,797	389,706
Installment and Other Consumer	22,486	254	7	273	23,020
Total	$805,376	$2,553	$221	$30,840	$838,990

December 31, 2012
Commercial, Financial, and Agricultural	$126,884	$1,821	$0	$1,335	$130,040
Real Estate Construction - Residential	19,390	290	0	2,497	22,177
Real Estate Construction - Commercial	35,117	607	0	7,762	43,486
Real Estate Mortgage - Residential	213,694	2,199	0	5,330	221,223
Real Estate Mortgage - Commercial	390,032	1,122	0	13,938	405,092
Installment and Other Consumer	24,221	520	6	219	24,966
Total	$809,338	$6,559	$6	$31,081	$846,984

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at June 30, 2013 and December 31, 2012.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At June 30, 2013
Watch	$16,058	$1,744	$3,399	$21,694	$23,041	$496	$66,432
Substandard	8,453	2,910	2,336	10,362	12,023	478	36,562
Non-accrual	1,957	2,280	7,831	4,702	13,797	273	30,840
Total	$26,468	$6,934	$13,566	$36,758	$48,861	$1,247	$133,834

At December 31, 2012
Watch	$14,814	$4,580	$6,459	$26,063	$29,753	$672	$82,341
Substandard	6,485	396	2,035	5,472	11,027	423	25,838
Non-accrual	1,335	2,497	7,762	5,330	13,938	219	31,081
Total	$22,634	$7,473	$16,256	$36,865	$54,718	$1,314	$139,260

Troubled Debt Restructurings

At June 30, 2013, loans classified as troubled debt restructurings (TDRs) totaled $19,983,000, of which $12,191,000 was on non-accrual status and $7,792,000 was on accrual status. At December 31, 2012, loans classified as TDRs totaled $22,363,000, of which $14,081,000 was on non-accrual status and $8,282,000 was on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $2,154,000 and $1,544,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2013 and December 31, 2012, respectively.

The following table summarizes loans that were modified as TDRs during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013			2012
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	1	$188	$196
Real estate construction - commercial	0	0	0	1	43	43
Real estate mortgage - residential	1	619	619	0	0	0
Total	1	$619	$619	2	$231	$239

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. The Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the six months ended June 30, 2013, one loan meeting the TDR criteria was modified. During the three months ended June 30, 2013 and 2012 there were no loans modified as TDRs. There were no loans modified as a TDR that defaulted during the three and six months ended June 30, 2013, and within twelve months of their modification date. No loans modified as a TDR during the three and six months ended June 30, 2012 defaulted.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)               Real Estate  and Other Assets Acquired in Settlement of Loans

	June 30,	December 31,
(in thousands)	2013	2012
Commercial	$0	$329
Real estate construction - residential	170	112
Real estate construction - commercial	10,057	13,392
Real estate mortgage - residential	1,359	1,227
Real estate mortgage - commercial	10,165	14,201
Foreclosed assets	226	468
Total	$21,977	$29,729
Less valuation allowance for other real estate owned	(3,999)	(6,137)
Total other real estate owned and foreclosed assets	$17,978	$23,592

Changes in the net carrying amount of other real estate owned and foreclosed assets for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$31,472	$27,367	$29,729	$22,997
Additions	500	3,713	2,970	9,311
Proceeds from sales	(5,629)	(1,888)	(6,233)	(3,084)
Charge-offs against the valuation allowance for other real estate owned, net	(4,187)	(202)	(4,323)	(242)
Foreclosed assets impairment write-down	(200)	0	(200)	0
Net gain on sales	21	67	34	75
Total other real estate owned and repossessed assets	$21,977	$29,057	$21,977	$29,057
Less valuation allowance for other real estate owned	(3,999)	(7,474)	(3,999)	(7,474)
Balance at end of period	$17,978	$21,583	$17,978	$21,583

Activity in the valuation allowance for other real estate owned in settlement of loans for the three and six months ended June 30, 2013 and 2012, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of year	$8,344	$7,190	$6,137	$6,977
Provision for other real estate owned	(158)	486	2,185	739
Charge-offs	(4,187)	(202)	(4,323)	(242)
Balance, end of year	$3,999	$7,474	$3,999	$7,474

The change in the expense provision from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily related to foreclosed commercial real estate property consisting of two hotels in the Branson area. These amounts are reflected in other real estate expense in the consolidated income statements.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)               Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2013 and December 31, 2012 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
(in thousands)	cost	gains	losses	Fair value
June 30, 2013
U.S. Treasury	$1,000	$9	$0	$1,009
Government sponsored enterprises	65,757	414	718	65,453
Asset-backed securities	120,106	1,469	2,132	119,443
Obligations of states and political subdivisions	34,341	681	272	34,750
Total available for sale securities	$221,204	$2,573	$3,122	$220,655

December 31, 2012
U.S. Treasury	$2,000	$30	$0	$2,030
Government sponsored enterprises	54,327	853	0	55,180
Asset-backed securities	104,607	3,276	11	107,872
Obligations of states and political subdivisions	33,959	1,222	17	35,164
Total available for sale securities	$194,893	$5,381	$28	$200,246

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

Investment securities that are classified as restricted equity securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $4,333,000 and $3,925,000 as of June 30, 2013 and December 31, 2012, respectively.

Debt securities with carrying values aggregating approximately $162,846,000 and $146,442,000 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	cost	value
Due in one year or less	$6,293	$6,352
Due after one year through five years	59,775	60,297
Due after five years through ten years	33,889	33,480
Due after ten years	1,141	1,083
Total	101,098	101,212
Asset-backed securities	120,106	119,443
Total available for sale securities	$221,204	$220,655

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 were as follows:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2013
Government sponsored enterprises	$30,857	$(718)	$0	$0	$30,857	$(718)
Asset-backed securities	69,425	(2,117)	842	(15)	70,267	(2,132)
Obligations of states and political subdivisions	10,133	(272)	0	0	10,133	(272)
Total	$110,415	$(3,107)	$842	$(15)	$111,257	$(3,122)

(in thousands)
At December 31, 2012
Government sponsored enterprises	$1,044	$0	$0	$0	$1,044	$0
Asset-backed securities	4,729	(11)	0	0	4,729	(11)
Obligations of states and political subdivisions	2,114	(17)	150	0	2,264	(17)
Total	$7,887	$(28)	$150	$0	$8,037	$(28)

The total available for sale portfolio consisted of approximately 350 securities at June 30, 2013. The portfolio included 105 securities having an aggregate fair value of $111,257,000 that were in a loss position at June 30, 2013. Securities identified as temporarily impaired which have been in a loss position for 12 months or longer totaled $842,000 at fair value. The $3,122,000 aggregate unrealized loss included in accumulated other comprehensive (loss) income at June 30, 2013 was caused by interest rate fluctuations. The total available for sale portfolio consisted of approximately 380 securities at December 31, 2012. The portfolio included 14 securities having an aggregate fair value of $8,037,000 that were in a loss position at December 31, 2012. Securities identified as temporarily impaired which have been in a loss position for 12 months or longer totaled $150,000 at fair value. The $28,000 aggregate unrealized loss included in other comprehensive income at December 31, 2012 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at June 30, 2013 and December 31, 2012, respectively.

The following table presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Gross gains realized on sales	$260	$0	$554	$0
Gross losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Net realized gains	$260	$0	$554	$0

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(5)               Intangible Assets

Core Deposit Intangible Asset

A summary of amortizable intangible assets at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangible	$4,795	$(4,795)	$0	$4,795	$(4,660)	$135

Changes in the net carrying amount of core deposit intangible assets for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$34	$439	$135	$543
Additions	0	0	0	0
Amortization	(34)	(102)	(135)	(206)
Balance at end of period	$0	$337	$0	$337

Mortgage Servicing Rights

On January 1, 2012, the Company opted to measure mortgage servicing rights at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50, Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings. As such, effective January 1, 2012, changes in the fair value of mortgage servicing rights have been recognized in earnings in non-interest income in the period in which the change occurred.

At June 30, 2013 and December 31, 2012, respectively, the Company serviced mortgage loans for others totaling $323,203,000 and $310,587,000, respectively. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $243,000 and $459,000, and $219,000 and $426,000, for the three and six months ended June 30, 2013 and 2012, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the three and six months ended June 30, 2013 and 2012 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$2,689	$2,747	$2,549	$2,308
Re-measurement to fair value upon election to measure servicing rights at fair value	0	0	0	742
Originated mortgage servicing rights	164	146	361	328
Changes in fair value:
Due to change in model inputs and assumptions (1)	228	106	382	276
Other changes in fair value (2)	(208)	(333)	(419)	(988)
Balance at end of period	$2,873	$2,666	$2,873	$2,666

(1)         The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)         Other changes in fair value reflect changes due to customer payments and passage of time. This also includes a one time adjustment of a $538,000 correction of an immaterial prior period error in 2012 due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years. If the aforementioned was corrected as of December 31, 2011, the balance at the beginning of the six month period ending June 30, 2012 would have been $1,770,000.

The following key data and assumptions were used in estimating the fair value of the Company’s mortgage servicing rights for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Weighted-Average Constant Prepayment Rate	16.02%	18.13%
Weighted-Average Note Rate	4.04%	4.49%
Weighted-Average Discount Rate	8.05%	8.04%
Weighted-Average Expected Life (in years)	20.00	20.00

(6)               Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 30.9% for the three months ended June 30, 2013 compared to 27.3% for the three months ended June 30, 2012. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 30.9% for the six months ended June 30, 2013 compared to 16.5% for the six months ended June 30, 2012. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes would have been 30.6% for the six months ended June 30, 2012.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at June 30, 2013 and, therefore, did not establish a valuation reserve.

(7)                     Stockholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The following details the change in the components of the Company’s accumulated other comprehensive (loss) income for the six months ended June 30, 2013:

			Accumulated
		Unrecognized Net	Other
		Pension and	Comprehensive
	Unrealized Gain	Postretirement	(Loss)
(in thousands)	on Securities	Costs	Income
Balance, December 31, 2012	$3,265	$(1,440)	$1,825
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(343)	0	(343)
Other comprehensive (loss) income, net of reclassification and tax	(3,263)	34	(3,229)
Balance, June 30, 2013	$(341)	$(1,406)	$(1,747)

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)                     Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Payroll taxes	$262	$284	$566	$579
Medical plans	469	441	960	898
401k match and profit-sharing	115	137	190	306
Pension plan	286	330	572	660
Other	33	124	80	173
Total employee benefits	$1,165	$1,316	$2,368	$2,616

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

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company has not made any contributions to the defined benefit plan through August 14, 2013. The minimum required contribution for the 2013 plan year is estimated to be $665,000. The Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2013.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive (Loss) Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2013	2012
Service cost—benefits earned during the year	$1,211	$1,168
Interest costs on projected benefit obligations	645	668
Expected return on plan assets	(820)	(776)
Expected administrative expenses	0	40
Amortization of prior service cost	78	78
Amortization of unrecognized net loss	30	46
Net periodic pension expense	$1,144	$1,224

Pension expense - three months ended June 30, (actual)	$286	$330
Pension expense - six months ended June 30, (actual)	$572	$660

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(9)                     Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 547,492 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years, except options issued in 2008 to acquire 11,578 shares that vested immediately.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	(000)

Outstanding at beginning of period *	223,951	$23.74
Granted	0	0.00
Exercised	0	0.00
Forfeited	0	0.00
Expired	(35,460)	21.76
Outstanding at June 30, 2013	188,491	$24.11	3.0	$0
Exercisable at June 30, 2013	173,974	$24.28	2.9	$0

* Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2013.

Total stock-based compensation expense for the three months ended June 30, 2013 and 2012 was $5,000 and $9,000, respectively, and for the six months ended June 30, 2013 and 2012 was $8,000 and $20,000, respectively. As of June 30, 2013, the total unrecognized compensation expense related to non-vested stock awards was $61,000 and the related weighted average period over which it is expected to be recognized is approximately 2 years.

(10)              Preferred Stock

On December 19, 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), a voluntary program that provides capital to financially healthy banks. This program was designed to attract broad participation by banking institutions to help stabilize the financial system by encouraging lending.

Participating in this program included the Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 287,133 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30,255,000. On May 9, 2012, the Company redeemed 12,000 shares of preferred stock from the U.S. Department of Treasury by repaying $12,000,000 of the $30,255,000 CPP funds along with $140,000 of accrued and unpaid dividends on the shares redeemed. Related to these shares was an additional $300,000 of accretion that was recognized at the time of the redemption. On May 15, 2013, the Company redeemed the remaining 18,255 shares of preferred stock from the U.S. Department of Treasury by repaying the $18,255,000 of the CPP funds along with $228,187 of accrued and unpaid dividends on the shares redeemed. Related to these shares was an additional $182,209 of accretion that was recognized at the time of the redemption.

The common stock warrant was repurchased by the Company on June 11, 2013 pursuant to a letter agreement between the Treasury and the Company for a total repurchase price of $540,000, or $1.88 per warrant share. The repurchase price was based on the fair market value of the warrant as agreed upon by the Company and the Treasury. The repurchase of the warrant ends the Company’s participation in the U.S Treasury Department’s CPP. For the six months ended June 30, 2013, the Company had declared and paid $456,000 of dividends and recognized $278,000 of accretion of the discount on preferred stock.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(11)              Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per common share:
Net income	$1,812,283	$740,031	$1,675,734	$2,190,766
Less:
Preferred stock dividends	114,093	295,723	337,210	665,506
Accretion of discount on preferred stock	206,166	396,380	278,039	515,499
Net income available to common shareholders	$1,492,024	$47,928	$1,060,485	$1,009,761
Basic earnings per share	$0.30	$0.01	$0.21	$0.20
Diluted earnings per common share:
Net income	$1,812,283	$740,031	$1,675,734	$2,190,766
Less:
Preferred stock dividends	114,093	295,723	337,210	665,506
Accretion of discount on preferred stock	206,166	396,380	278,039	515,499
Net income available to common shareholders	$1,492,024	$47,928	$1,060,485	$1,009,761
Average shares outstanding	5,032,679	5,032,679	5,032,679	5,032,679
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,032,679	5,032,679	5,032,679	5,032,679
Diluted earnings per share	$0.30	$0.01	$0.21	$0.20

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

The following options to purchase shares during the three and six months ended June 30, 2013 and 2012 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. The warrant to purchase common stock was repurchased by the Company on June 11, 2013. See Note 10 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive shares - option shares	188,491	230,030	188,491	230,030
Anti-dilutive shares - warrant shares	0	298,618	0	298,618
Total anti-dilutive shares	188,491	528,648	188,491	528,648

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(12)              Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of June 30, 2013 and December 31, 2012, respectively, there were no transfers into or out of Levels 1, Level 2, or Level 3.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Assets:
U.S. treasury	$1,009	$1,009	$0	$0
Government sponsored enterprises	65,453	0	65,453	0
Asset-backed securities	119,443	0	119,443	0
Obligations of states and political subdivisions	34,750	0	34,750	0
Mortgage servicing rights	2,873	0	0	2,873
Total	$223,528	$1,009	$219,646	$2,873

December 31, 2012
Assets:
U.S. treasury	$2,030	$2,030	$0	$0
Government sponsored enterprises	55,180	0	55,180	0
Asset-backed securities	107,872	0	107,872	0
Obligations of states and political subdivisions	35,164	0	35,164	0
Mortgage servicing rights	2,549	0	0	2,549
Total	$202,795	$2,030	$198,216	$2,549

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$2,689	$2,747	$2,549	$0
Transfer into level 3	0	0	0	3,050
Total gains or losses (realized/unrealized):
Included in earnings	20	(227)	(37)	(712)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issued	164	146	361	328
Settlements	0	0	0	0
Balance at end of period	$2,873	$2,666	$2,873	$2,666

Total gains included in earnings attributable to the change in unrealized gains or losses related to assets still held were $228,000 and $382,000 and $106,000 and $276,000 for the three and six months ended June 30, 2013 and 2012, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Six Months Ended June 30,
			2013	2012
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	16.02%	18.13%
		Weighted average discount rate	8.05%	8.04%

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2013, the Company identified $27.9 million of impaired loans that had specific allowances for losses aggregating $5.9 million.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets consists of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

For assets measured at fair value on a nonrecurring basis during the first six months of 2013 and 2012, and still held as of June 30, 2013 and 2012, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at June 30, 2013 and 2012.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Fair Value Measurements Using

		Quoted Prices
		in Active			Three	Six
		Markets for	Other	Significant	Months Ended	Months Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2013
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,380	$0	$0	$1,380	$(75)	$(85)
Real estate construction - residential	1,927	0	0	1,927	0	(119)
Real estate construction - commercial	4,121	0	0	4,121	0	0
Real estate mortgage - residential	2,993	0	0	2,993	(11)	(246)
Real estate mortgage - commercial	11,598	0	0	11,598	0	(987)
Consumer	38	0	0	38	0	0
Total	$22,057	$0	$0	$22,057	$(86)	$(1,437)
Other real estate owned and repossessed assets	$24,793	$0	$0	$24,793	$(4,485)	$(4,686)

June 30, 2012
Assets:
Impaired loans:
Commercial, financial, & agricultural	$2,242	$0	$0	$2,242	$(14)	$(49)
Real estate construction - residential	130	0	0	130	0	0
Real estate construction - commercial	5,553	0	0	5,553	0	0
Real estate mortgage - residential	2,261	0	0	2,261	(422)	(545)
Real estate mortgage - commercial	12,842	0	0	12,842	(434)	(1,023)
Consumer	0	0	0	0	0	0
Total	$23,028	$0	$0	$23,028	$(870)	$(1,617)
Other real estate owned and repossessed assets	$21,583	$0	$0	$21,583	$(139)	$(408)

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

Federal Home Loan Bank (FHLB) Stock

Ownership of equity securities of FHLB is restricted and there is no established market for their resale. The carrying amount is a reasonable estimate of fair value as this stock can only be sold to FHLB or other member banks at their par value per share.

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

Cash Surrender Value — Life Insurance

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 is as follows:

			June 30, 2013
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2013		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$20,838	$20,838	$20,838	$0	$0
Federal fund sold and overnight interest-bearing deposits	14,867	14,867	14,867	0	0
Investment in available-for-sale securities	220,655	220,655	1,009	219,646	0
Loans, net	823,632	832,932	0	0	832,932
Investment in FHLB stock	2,686	2,686	0	2,686	0
Mortgage servicing rights	2,873	2,873	0	0	2,873
Cash surrender value - life insurance	2,175	2,175	0	2,175	0
Accrued interest receivable	5,100	5,100	5,100	0	0
	$1,092,826	$1,102,126	$41,814	$224,507	$835,805
Financial Liabilities:
Deposits:
Non-interest bearing demand	$180,461	$180,461	$180,461	$0	$0
Savings, interest checking and money market	427,742	427,742	427,742	0	0
Time deposits	377,789	380,808	0	0	380,808
Federal funds purchased and securities sold under agreements to repurchase	21,499	21,499	21,499	0	0
Subordinated notes	49,486	33,726	0	33,726	0
Federal Home Loan Bank advances	29,033	30,070	0	30,070	0
Accrued interest payable	1,316	1,316	1,316	0	0
	$1,087,326	$1,075,622	$631,018	$63,796	$380,808

			December 31, 2012
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2012		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$31,020	$31,020	$31,020	$0	$0
Federal fund sold and overnight interest-bearing deposits	27,857	27,857	27,857	0	0
Investment in available-for-sale securities	200,246	200,246	2,030	198,216	0
Loans, net	832,142	834,824	0	0	834,824
Investment in FHLB stock	2,278	2,278	0	2,278	0
Mortgage servicing rights	2,549	2,549	0	0	2,549
Cash surrender value - life insurance	2,136	2,136	0	2,136	0
Accrued interest receivable	5,190	5,190	5,190	0	0
	$1,103,418	$1,106,100	$66,097	$202,630	$837,373
Financial Liabilities:
Deposits:
Non-interest bearing demand	$192,271	$192,271	$192,271	$0	$0
Savings, interest checking, and money market	405,702	405,702	405,702	0	0
Time deposits	393,302	397,986	0	0	397,986
Federal funds purchased and securities sold under agreements to repurchase	21,058	21,058	21,058	0	0
Subordinated notes	49,486	13,154	0	13,154	0
Federal Home Loan Bank advances	20,126	20,651	0	20,651	0
Accrued interest payable	909	909	909	0	0
	$1,082,854	$1,051,731	$619,940	$33,805	$397,986

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

(14)              Commitments and Contingencies

The Company issues financial instruments with off-balance-sheet risk in the normal course of business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2013, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Commitments to extend credit	$132,996	$118,412
Commitments to originate residential first and second mortgage loans	4,299	5,171
Standby letters of credit	2,512	2,995

Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments and letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, furniture and equipment, and real estate.

Commitments to originate residential loans are made following the Company’s usual underwriting guidelines and do not represent more than a normal amount of risk.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2013.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(15)              Pending Litigation

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

The Company has described under the caption Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

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

Income Taxes

Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in addressing the Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forwards and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, the Company would adjust the recorded value of the deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, the Company would reverse the valuation allowance when it is expected to realize the deferred tax asset. In addition, the Company is subject to the continuous examination of its tax returns by the Internal Revenue Service and other taxing authorities. The Company accrues for penalties and interest related to income taxes in income tax expense. As of June 30, 2013, the Company has not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2013 and 2012, respectively. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, presented elsewhere herein.

	Three Months		Six Months
	Ended		Ended
Selected Financial Data	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Per Share Data
Basic earnings per common share	$0.30	$0.01	$0.21	$0.20
Diluted earnings per common share	0.30	0.01	0.21	0.20
Dividends paid on preferred stock	228	368	456	746
Accretion of discount on preferred stock	206	396	278	515
Dividends paid on common stock	242	232	484	465
Book value per common share			14.59	14.77
Market price per common share			12.50	8.88
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.62%	0.25%	0.29%	0.37%
Return on common stockholders’ equity	8.13%	0.26%	2.88%	2.73%
Common stockholders’ equity to total assets	6.99%	6.30%	7.42%	6.26%

Efficiency ratio (1)	71.93%	80.05%	82.75%	77.08%

(Based on end-of-period data)
Common stockholders’ equity to assets			6.06%	6.26%
Stockholders’ equity to assets			6.06%	7.76%
Total risk-based capital ratio			14.89%	16.90%
Tier 1 risk-based capital ratio			10.92%	13.63%
Leverage ratio			8.18%	10.17%

(1) Efficiency ratio is calculated as non-interest expense as a percent of total revenue. Total revenue includes net interest and non-interest income.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net interest income	$9,815	$10,172	$(357)	(3.5)%	$19,544	$20,987	$(1,443)	(6.9)%
Provision for loan losses	1,000	1,500	(500)	(33.3)	2,000	3,200	(1,200)	(37.5)
Noninterest income	2,828	2,443	385	15.8	5,542	4,413	1,129	25.6
Investment securities gains, net	260	—	260	NM	554	—	554	NM
Total noninterest income	3,088	2,443	645	26.4	6,096	4,413	1,683	38.1
Noninterest expense	9,281	10,098	(817)	(8.1)	21,216	19,578	1,638	8.4
Income before income taxes	2,622	1,017	1,605	(157.8)	2,424	2,622	(198)	7.6
Income tax expense	810	277	533	(192.4)	748	431	317	(73.5)
Net income	$1,812	$740	$1,072	144.9%	$1,676	$2,191	$(515)	(23.5)%
Less: preferred dividends and accretion of discount	114	296	(182)	(61.5)	337	666	(329)	(49.4)
	206	396	(190)	(48.0)	278	515	(237)	(46.0)
Total	320	692	(372)	(53.8)	615	1,181	(566)	(47.9)
Net income available to common shareholders	$1,492	$48	$1,444	3,008.3%	$1,061	$1,010	$51	5.0%

The Company’s consolidated net income of $1,812,000 for the three months ended June 30, 2013 increased $1,072,000 compared to consolidated net income of $740,000 for the three months ended June 30, 2012. The Company recorded preferred stock dividends and accretion on preferred stock of $320,000 for the three months ended June 30, 2013, resulting in $1,492,000 of net income available for common shareholders compared to $48,000 of net income available for common shareholders for the three months ended June 30, 2012. Diluted earnings per share increased from $0.01 per common share for the three months ended June 30, 2012 to $0.30 per common share for the three months ended June 30, 2013. The Company’s net interest income, on a tax equivalent basis, decreased $366,000, or 3.6%, to $9,943,000 for the three months ended June 30, 2013 compared to $10,309,000 for the three months ended June 30, 2012. This decrease was primarily due to a 0.11% decrease in the net interest margin from 3.77% for the three months ended June 30, 2012 to 3.66% for the three months ended June 30, 2013, and a period over period decrease in average earning assets of $9.2 million, or 0.8%. The provision for loan losses decreased $500,000, or 33.3%, from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to reduced levels of nonperforming assets in 2013 compared to 2012. Total noninterest income increased $645,000, or 26.4%, for the three months ended June 30, 2013 compared to June 30, 2012 primarily due to a $145,000 increase in gain on sales of mortgage loans, a $271,000 increase in mortgage servicing income related to changes in the fair value of mortgage servicing rights, and $260,000 gains on the sale of investment securities. Noninterest expense decreased $817,000, or 8.1%, from the three months ended June 30, 2012 to 2013. Included in this decrease was a $575,000 decrease in other real estate (ORE) expense due to $300,000 recovery of an ORE valuation write-down related to the sale of land that was held in foreclosed assets at the Company’s real estate subsidiary. The $533,000 increase in income tax expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is largely attributable to a $371,000 immaterial correction of a prior period error. For the three months ended June 30, 2013, the return on average assets was 0.62%, the return on average common stockholders’ equity was 8.13%, and the efficiency ratio was 71.93%.

The Company’s consolidated net income of $1,676,000 for the six months ended June 30, 2013 decreased $515,000 compared to consolidated net income of $2,191,000 for the six months ended June 30, 2012. The Company recorded preferred stock dividends and accretion on preferred stock of $615,000 for the six months ended June 30, 2013, resulting in $1,061,000 of net income available for common shareholders compared to $1,010,000 of net income available for common shareholders for the six months ended June 30, 2012. Diluted earnings per share increased from $0.20 per common share for the six months ended June 30, 2012 to $0.21 per common share for the six months ended June 30, 2013. The Company’s net interest income, on a tax equivalent basis, decreased $1,462,000, or 6.87%, to $19,804,000 for the six months ended June 30, 2013 compared to $21,266,000 for the six months ended June 30, 2012. This decrease was primarily due to a 0.21% decrease in the net interest margin from 3.87% for the six months ended June 30, 2012 to 3.66% for the six months ended June 30, 2013, and a period over period decrease in average earning assets of $9.2 million, or 0.8%. The provision for loan losses decreased $1,200,000, or 37.5%, from the six months ended June 30, 2012 to the six months ended June 30, 2013 due to reduced levels of nonperforming assets in 2013 compared to 2012. Total noninterest income increased $1,683,000, or 38.1%, for the six months ended June 30, 2013 compared to June 30, 2012 primarily due to a $346,000 increase in gain on sales of mortgage loans, a $708,000 increase in mortgage servicing income related to changes in the fair value of mortgage servicing rights, and $554,000 gains on the sale of investment securities. Noninterest expense increased $1,638,000, or 8.4%, from the six months ended June 30, 2012 to June 30, 2013 primarily due to a $1,723,000 increase in ORE expenses resulting from higher operating costs on foreclosed properties and an increase in the ORE expense provision primarily related to the sale of two hotels in the Branson area. Partially offsetting this increase was a $387,000 decrease in other non-interest expenses primarily due to the donation of two properties during 2012 that were held in ORE as further discussed below. The $317,000 increase in income tax expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is largely attributable to a $371,000 immaterial correction of a prior period error recorded in 2012. For the six months ended June 30, 2013, the return on average assets was 0.29%, the return on average common stockholders’ equity was 2.88%, and the efficiency ratio was 82.7%.

Total assets at June 30, 2013 were $1,165,536,000, compared to $1,181,606,000 at December 31, 2012, a decrease of $16,070,000, or 1.4%. On July 1, 2013, the Company distributed a four percent stock dividend for the fifth consecutive year to common shareholders of record at the close of business on June 15, 2013. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend. On May 15, 2013, the Company redeemed the remaining 18,255 shares of preferred stock issued under the U.S. Treasury’s CPP program, and on June 11, 2013 the common stock warrant was repurchased by the Company pursuant to a letter agreement between the Treasury and the Company for a total repurchase price of $540,000, or $1.88 per warrant share. The repurchase price was based on the fair market value of the warrant as agreed upon by the Company and the Treasury. The repurchase of the warrant ends the Company’s participation in the U.S Treasury Department’s CPP.

Net Interest Income

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities.

Average Balance Sheets

The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month and six month periods ended June 30, 2013 and June 30, 2012, respectively.

Three Months Ended June 30,

	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$132,087	$1,645	5.00%	$128,451	$1,638	5.11%
Real estate construction - residential	23,966	275	4.60	18,753	243	5.20
Real estate construction - commercial	46,115	609	5.30	42,257	437	4.15
Real estate mortgage - residential	216,485	2,747	5.09	219,785	3,062	5.59
Real estate mortgage - commercial	393,355	4,813	4.91	409,017	5,133	5.03
Consumer	23,638	370	6.28	28,759	457	6.37
Total loans	$835,646	$10,459	5.02%	$847,022	$10,970	5.19%
Investment securities: (3)
U.S. treasury	$1,483	$6	1.62%	$2,046	$8	1.57%
Government sponsored enterprises	68,119	198	1.17	75,886	268	1.42
Asset backed securities	124,440	695	2.24	117,440	798	2.73
State and municipal	35,447	328	3.71	34,172	349	4.10
Total investment securities	$229,489	$1,227	2.14%	$229,544	$1,423	2.49%
Restricted investments	4,106	19	1.86	4,303	25	2.33
Federal funds sold and other overnight interest-bearing deposits	19,568	15	0.31	17,177	16	0.38
Total interest earning assets	$1,088,809	$11,720	4.32%	$1,098,046	$12,434	4.54%
All other assets	102,847			101,753
Allowance for loan losses	(14,992)			(14,758)
Total assets	$1,176,664			$1,185,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$197,120	$137	0.28%	$188,236	$204	0.43%
Savings	75,810	20	0.11	66,894	18	0.11
Money market	158,377	95	0.24	149,723	107	0.29
Time deposits of $100,000 and over	118,107	233	0.79	129,612	308	0.95
Other time deposits	266,340	857	1.29	281,454	1,004	1.43
Total time deposits	$815,754	$1,342	0.66%	$815,919	$1,641	0.81%
Federal funds purchased and securities sold under agreements to repurchase	19,069	5	0.11	23,104	5	0.09
Subordinated notes	49,486	321	2.60	49,486	345	2.80
Federal Home Loan Bank advances	24,014	109	1.82	28,323	134	1.90
Total borrowings	$92,569	$435	1.88%	$100,913	$484	1.92%
Total interest bearing liabilities	$908,323	$1,777	0.78%	$916,832	$2,125	0.93%
Demand deposits	178,587			162,681
Other liabilities	7,452			8,153
Total liabilities	1,094,362			1,087,666
Stockholders’ equity	82,302			97,375
Total liabilities and stockholders’ equity	$1,176,664			$1,185,041
Net interest income (FTE)		9,943			10,309
Net interest spread			3.54%			3.61%
Net interest margin			3.66%			3.77%

(1)      Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $128,000 and $137,000 for the three months ended June 30, 2013 and 2012, respectively.

(2)      Non-accruing loans are included in the average amounts outstanding.

(3)      Average balances are based on amortized cost.

(4)      Fees and costs on loans are included in interest income.

Six Months Ended June 30,

	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$129,542	$3,205	4.99%	$128,413	$3,293	5.14%
Real estate construction - residential	23,359	526	4.54	21,043	703	6.70
Real estate construction - commercial	45,402	1,124	4.99	42,598	919	4.33
Real estate mortgage - residential	218,155	5,528	5.11	216,265	5,998	5.56
Real estate mortgage - commercial	396,998	9,741	4.95	406,432	10,398	5.13
Consumer	24,350	748	6.19	28,532	927	6.52
Total loans	$837,806	$20,872	5.02%	$843,283	$22,238	5.29%
Investment securities: (3)
U.S. treasury	$1,755	$13	1.49%	$2,058	$16	1.56%
Government sponsored enterprises	70,023	414	1.19	75,852	565	1.49
Asset backed securities	120,937	1,366	2.28	113,435	1,598	2.83
State and municipal	35,303	662	3.78	33,739	712	4.23
Total investment securities	$228,018	$2,455	2.17%	$225,084	$2,891	2.58%
Restricted investments	4,016	41	2.06	4,319	56	2.60
Federal funds sold and other overnight interest-bearing deposits	22,100	29	0.26	28,473	37	0.26
Total interest earning assets	$1,091,940	$23,397	4.32%	$1,101,159	$25,222	4.59%
All other assets	104,067			101,859
Allowance for loan losses	(15,131)			(14,320)
Total assets	$1,180,876			$1,188,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$200,397	$284	0.29%	$192,003	$393	0.41%
Savings	73,684	39	0.11	65,205	38	0.12
Money market	158,959	191	0.24	151,888	223	0.29
Time deposits of $100,000 and over	118,806	482	0.82	132,566	537	0.81
Other time deposits	268,996	1,739	1.30	278,306	1,789	1.29
Total time deposits	$820,842	$2,735	0.67%	$819,968	$2,980	0.81%
Federal funds purchased and securities sold under agreements to repurchase	18,808	10	0.11	22,816	9	0.08
Subordinated notes	49,486	640	2.61	49,486	699	2.83
Federal Home Loan Bank advances	22,070	208	1.90	28,355	268	1.90
Total borrowings	$90,364	$858	1.91%	$100,657	$976	1.94%
Total interest bearing liabilities	$911,206	$3,593	0.80%	$920,625	$3,956	0.86%
Demand deposits	175,012			159,364
Other liabilities	7,026			8,283
Total liabilities	1,093,244			1,088,272
Stockholders’ equity	87,632			100,426
Total liabilities and stockholders’ equity	$1,180,876			$1,188,698
Net interest income (FTE)		19,804			21,266
Net interest spread			3.52%			3.73%
Net interest margin			3.66%			3.87%

(1)      Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $260,000 and $279,000 for the six months ended June 30, 2013 and 2012, respectively.

(2)      Non-accruing loans are included in the average amounts outstanding.

(3)      Average balances are based on amortized cost.

(4)      Fees and costs on loans are included in interest income.

Financial results for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 reflected a decrease in net interest income, on a tax equivalent basis, of $366,000, or 3.6%, and $1,462,000, or 6.9%, respectively. Average interest-earning assets decreased $9,237,000, or 0.8%, to $1,088,809,000 for the three months ended June 30, 2013 compared to $1,098,046,000 for the three months ended June 30, 2012, and average interest bearing liabilities decreased $8,509,000, or 0.9%, to $908,323,000 for the three months ended June 30, 2013 compared to $916,832,000 for the three months ended June 30, 2012. Average interest-earning assets decreased $9,219,000, or 0.8%, to $1,091,940,000 for the six months ended June 30, 2013 compared to $1,101,159,000 for the six months ended June 30, 2012, and average interest bearing liabilities decreased $9,419,000, or 1.0%, to $911,206,000 for the six months ended June 30, 2013 compared to $920,625,000 for the six months ended June 30, 2012.

Average loans outstanding decreased $11,376,000, or 1.3%, to $835,646,000 for the three months ended June 30, 2013 compared to $847,022,000 for the three months ended June 30, 2012, and decreased $5,477,000, or 0.6%, to $837,806,000 for the six months ended June 30, 2013 compared to $843,283,000 for the six months ended June 30, 2012. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio. Average investment securities decreased $55,000 to $229,489,000 for the three months ended June 30, 2013 compared to $229,544,000 for the three months ended June 30, 2012, and increased $2,934,000, or 1.3%, to $228,018,000 for the six months ended June 30, 2013 compared to $225,084,000 for the six months ended June 30, 2012. Average federal funds sold and interest bearing deposits in other financial institutions increased $2,391,000 to $19,568,000 for the three months ended June 30, 2013 compared to $17,177,000 for the three months ended June 30, 2012, and decreased $6,373,000 to $22,100,000 for the six months ended June 30, 2013 compared to $28,473,000 for the six months ended June 30, 2012. See the Liquidity Management section for further discussion.

Average time deposits decreased $165,000 to $815,754,000 for the three months ended June 30, 2013 compared to $815,919,000 for the three months ended June 30, 2012, and increased $874,000, or 0.1%, to $820,842,000 compared to $819,968,000 for the six months ended June 30, 2013. Average borrowings decreased $8,344,000 to $92,569,000 for the three months ended June 30, 2013 compared to $100,913,000 for the three months ended June 30, 2012, and decreased $10,293,000 to $90,364,000 for the six months ended June 30, 2013 compared to $100,657,000 for the six months ended June 30, 2012. See the Liquidity Management section for further discussion.

Rate and volume analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2013 compared to June 30, 2012. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 vs. 2012			2013 vs. 2012
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$7	$45	$(38)	$(88)	$29	$(117)
Real estate construction - residential	32	63	(31)	(177)	71	(248)
Real estate construction - commercial	172	43	129	205	63	142
Real estate mortgage - residential	(315)	(45)	(270)	(470)	52	(522)
Real estate mortgage - commercial	(320)	(194)	(126)	(657)	(237)	(420)
Consumer	(87)	(80)	(7)	(179)	(131)	(48)
Investment securities: (3)
U.S. treasury	(2)	(2)	—	(3)	(2)	(1)
Government sponsored entities	(70)	(25)	(45)	(151)	(41)	(110)
Asset backed securities	(103)	46	(149)	(232)	101	(333)
State and municipal	(21)	13	(34)	(50)	32	(82)
Restricted investments	(6)	(1)	(5)	(15)	(4)	(11)
Federal funds sold and other over-night Interest bearing deposits	(1)	2	(3)	(8)	(8)	—
Total interest income	(714)	(135)	(579)	(1,825)	(75)	(1,750)
Interest expense:
NOW accounts	(67)	10	(77)	(109)	16	(125)
Savings	2	2	—	1	5	(4)
Money market	(12)	6	(18)	(32)	10	(42)
Time deposits of $100,000 and over	(75)	(25)	(50)	(55)	(56)	1
Other time deposits	(147)	(52)	(95)	(50)	(60)	10
Federal funds purchased and securities sold under agreements to repurchase	—	(1)	1	1	(2)	3
Subordinated notes	(24)	—	(24)	(59)	—	(59)
Federal Home Loan Bank advances	(25)	(19)	(6)	(60)	(59)	(1)
Total interest expense	(348)	(79)	(269)	(363)	(146)	(217)
Net interest income on a fully taxable equivalent basis	$(366)	$(56)	$(310)	$(1,462)	$71	$(1,533)

(1)         Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $128,000 and $137,000 for the three months ended June 30, 2013 and 2012, respectively, and $260,000 and $279,000 for the six months ended June 30, 2013 and 2012, respectively.

(2)         Non-accruing loans are included in the average amounts outstanding.

(3)         Average balances are based on amortized cost.

(4)         Fees and costs on loans are included in interest income.

Net interest income on a fully taxable equivalent basis decreased $366,000, or 3.6%, to $9,943,000 for the three months ended June 30, 2013 compared to $10,309,000 for the three months ended June 30, 2012, and decreased $1,462,000, or 6.9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.66% for the three and six months ended June 30, 2013, respectively, compared to 3.77% and 3.87% for the three and six months ended June 30, 2012, respectively. The decrease in net interest income was primarily the result of lower interest income earned on loans due to lower average balances and lower average rates. The Company’s net interest spread decreased to 3.54% and 3.52% for the three and six months ended June 30, 2013, respectively, compared to 3.61% and 3.73% for the three and six months ended June 30, 2012, respectively. The Company’s rates earned on interest earning assets was 4.32% for the three and six months ended June 30, 2013, respectively, compared to 4.54% and 4.59% for the three and six months ended June 30, 2012, respectively. The Company’s rates paid on interest bearing liabilities was 0.78% and 0.80% for the three and six months ended June 30, 2013, respectively, compared to 0.93% and 0.86%, for the three and six months ended June 30, 2012, respectively. On January 1, 2012, the Company recorded a $368,000 credit to interest expense on time deposits for imputed capitalized interest not accounted for during the time period of 2004 through 2011 on the construction of the Company’s new bank buildings. This is considered a correction of an immaterial prior period error. Without this credit to interest expense, rates paid on interest bearing liabilities would have been approximately 0.94% and the net interest margin would have been 3.81% for the six months ended June 30, 2012.

Non-interest Income and Expense

Non-interest income for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,391	$1,460	$(69)	$(4.7)%	$2,749	$2,708	$41	$1.5%
Trust department income	209	224	(15)	(6.7)	418	436	(18)	(4.1)
Real estate servicing fees, net	263	(8)	271	NM	422	(286)	708	(247.6)
Gain on sales of mortgage loans	620	475	145	30.5	1,340	994	346	34.8
Gain on sales of investment securities	260	0	260	NM	554	0	554	NM
Other	345	292	53	18.2	613	561	52	9.3
Total non-interest income	$3,088	$2,443	$645	$26.4%	$6,096	$4,413	$1,683	$38.1%

Non-interest income as a % of total revenue *	23.9%	19.4%			31.2%	21.0%
Total revenue per full time equivalent employee	$37.2	$36.6			$73.9	$73.6

* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $645,000, or 26.4%, to $3,088,000 for the three months ended June 30, 2013 compared to $2,443,000 for the three months ended June 30, 2012, and increased $1,683,000, or 38.1%, to $6,096,000 for the six months ended June 30, 2013 compared to $4,413,000 for the six months ended June 30, 2012. On January 1, 2012, the Company opted to measure mortgage servicing rights (MSRs) at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings, as further described in Note 5 to the consolidated financial statements. As such, effective January 1, 2012, the change in the fair value of mortgage servicing rights is recognized in earnings as other noninterest income for the period in which the change occurs.

Real estate servicing fees, net increased $271,000 to $263,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Mortgage loan servicing fees, reported in net real estate servicing fees, earned on loans sold were $243,000 and $219,000 for the three months ended June 30, 2013 and 2012, respectively. The change in fair value of MSRs, also included in net real estate servicing fees, during the three months ended June 30, 2013 included a net $20,000 increase in fair value resulting from changes in model inputs and assumptions, and customer payments and passage of time compared to a $227,000 net decrease in fair value during the three months ended June 30, 2012. Real estate servicing fees increased $708,000 to $422,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Mortgage loan servicing fees earned on loans sold were $459,000 and $426,000 for the six months ended June 30, 2013 and 2012, respectively. The change in fair value of MSRs during the six months ended June 30, 2013 included a net $37,000 decrease in fair value resulting from changes in model inputs and assumptions, and customer payments and passage of time compared to a $712,000 net decrease in fair value during the six months ended June 30, 2012. The $712,000 decrease included a one time adjustment of $538,000 correction of an immaterial prior period error due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years.

Gain on sales of mortgage loans increased $145,000 to $620,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and increased $346,000 to $1,340,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The Company’s loans sold increased from $18,622,000 for the three months ended June 30, 2012 to $22,794,000 for the three months ended June 30, 2013, and increased from $40,437,000 for the six months ended June 30, 2012 to $52,152,000 for the six months ended June 30, 2013. Low interest rates continue to result in increased refinancing activity impacting both the volume of loans sold and gains recognized. The Company was servicing $323,203,000 of mortgage loans at June 30, 2013 compared to $306,484,000 at June 30, 2012.

Gain on sale of investment securities During the three months ended June 30, 2013, the Company received $6,134,000 from proceeds on sales of available-for-sale debt securities and recognized gains of $260,000. During the six months ended June 30, 2013, the Company received $22,115,000 from proceeds on sales of available-for-sale debt securities and recognized gains of $554,000. These transactions were the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Non-interest Expense
Salaries	$3,657	$3,582	$75	$2.1%	$7,365	$7,088	$277	$3.9%
Employee benefits	1,165	1,316	(151)	(11.5)	2,368	2,616	(248)	(9.5)
Occupancy expense, net	642	641	1	0.2	1,277	1,287	(10)	(0.8)
Furniture and equipment expense	530	468	62	13.2	965	971	(6)	(0.6)
FDIC insurance assessment	257	259	(2)	(0.8)	499	503	(4)	(0.8)
Legal, examination, and professional fees	294	259	35	13.5	520	596	(76)	(12.8)
Advertising and promotion	316	218	98	45.0	597	462	135	29.2
Postage, printing, and supplies	291	279	12	4.3	547	543	4	0.7
Processing expense	734	1,011	(277)	(27.4)	2,009	1,779	230	12.9
Other real estate expense	351	926	(575)	(62.1)	3,173	1,450	1,723	118.8
Other	1,044	1,139	(95)	(8.3)	1,896	2,283	(387)	(17.0)
Total non-interest expense	$9,281	$10,098	$(817)	$(8.1)%	$21,216	$19,578	$1,638	$8.4%

Efficiency ratio	71.9%	80.0%			82.7%	77.1%
Salaries and benefits as a % of total non-interest expense	52.0	48.5			45.9	49.6
Number of full-time equivalents employees	347	345			347	345

Total non-interest expense decreased $817,000, or 8.1%, to $9,281,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and increased $1,638,000, or 8.4%, to $21,216,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Employee benefits decreased $151,000, or 11.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and $248,000, or 9.5%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in the three months ended June 30, 2013 over the three months ended June 30, 2012 primarily resulted from a $66,000 decrease in estimated profit sharing and pension expense accruals and a $91,000 decrease in other employee benefits. The decrease in the six months ended June 30, 2013 over the six months ended June 30, 2012 primarily resulted from a $204,000 decrease in estimated profit sharing and pension expense accruals and a $93,000 decrease in other employee benefits, partially offset by a $62,000 increase in medical insurance premium.

Legal, examination, and professional fees increased $35,000, or 13.5%, for the three month ended June 30, 2013 compared to the three months ended June 30, 2012, and decreased $76,000, or 12.8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase for the three months ended June 30, 2013 over the three months ended June 30, 2012 primarily consisted of a $52,000 increase in legal fees and a $27,000 increase in consulting fees that was partially offset by a $41,000 decrease in audit fees. The increase in legal fees during the second quarter of 2013 was primarily due to one legal suit as further discussed in Note 15. The increase in consulting fees during the second quarter of 2013 was primarily due to a deposit product review project. The decrease for the six months ended June 30, 2013 over the six months ended June 30, 2012 primarily consisted of a $63,000 decrease in legal fees and a $41,000 decrease in audit fees that was partially offset by a $34,000 increase in consulting fees. The decrease in legal fees during the six months ended June 30, 2013 over the six months ended June 30, 2012 was primarily a result of a decrease in litigation fees related to two legal suits incurred during the first six months of 2012. The increase in consulting fees during the six months ended June 30, 2013 was primarily due to a deposit product review project and various additional new consulting projects.

Advertising and promotion increased $98,000, or 45.0%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and increased $135,000, or 29.2%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase for both the three and six months ended June 30, 2013 was primarily due to additional advertising projects and payment for several sponsorships and promotional items that were not incurred during 2012.

Processing expense decreased $277,000, or 27.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and increased $230,000, or 12.9% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in processing expense during the second quarter of 2013 primarily resulted from a one time reclassification during the second quarter of 2012 of $116,000 of ATM and debit card income that was previously offset by the related expenses. The increase in processing expense during the six months ended June 30, 2013 was a result of a one time consulting fee incurred to negotiate savings on future core processing expenses. A portion of this fee is being amortized over the new contract period with the Company’s core processing vendor.

Other real estate (ORE) expense decreased $575,000, or 62.1%, to $351,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and increased $1,723,000, or 118.8%, to $3,173,000 for the six months ended June 30, 2013 compared to June 30, 2012. The expense provision for ORE was $(158,000) for the three months ended June 30, 2013 compared to $486,000 for the three months ended June 30, 2012. During the second quarter of 2013 the Company recorded a $300,000 recovery of an ORE valuation write-down related to the sale of land that was held in foreclosed assets at the Company’s real estate subsidiary. Expenses incurred to maintain foreclosed properties increased $40,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The expense provision for ORE was $2,185,000 for the six months ended June 30, 2013 compared to $739,000 during the six months ended June 30, 2012. The significant change in the expense provision primarily related to two hotels located in the Branson area that were sold at auction during the second quarter of 2013. Expenses incurred to maintain foreclosed properties for the six months ended June 30, 2013 increased $253,000 compared to the six months ended June 30, 2012 primarily due to related operating costs of additional acquired properties.

Other non-interest expense decreased $95,000, or 8.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and decreased $387,000, or 17.0%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease for the three and six months ended June 30, 2013 was primarily due to a $177,000 property donation to a charitable organization during the first quarter of 2012 and a $132,000 property donation to a charitable organization during the second quarter of 2012 that were both in other real estate owned.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 30.9% for the three months ended June 30, 2013 compared to 27.3% for the three months ended June 30, 2012. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 30.9% for the six months ended June 30, 2013 compared to 16.5% for the six months ended June 30, 2012. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes would have been 30.6% for the six months ended June 30, 2012. The Company had not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions as of June 30, 2013 and 2012.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 70.7% of total assets as of June 30, 2013 compared to 70.4% as of December 31, 2012.

Lending activities are conducted pursuant to an established loan policy approved by the Bank’s board of directors. The Bank’s credit review process is overseen by regional loan committees with established loan approval limits. In addition, a senior loan committee reviews all credit relationships in aggregate over an established dollar amount. The senior loan committee meets weekly and are comprised of senior managers of the Bank.

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,		December 31,
(In thousands)	2013		2012
Commercial, financial, and agricultural	$136,643	16.3%	$130,040	15.4%
Real estate construction - residential	23,647	2.8	22,177	2.6
Real estate construction - commercial	48,146	5.7	43,486	5.1
Real estate mortgage - residential	217,828	26.0	221,223	26.1
Real estate mortgage - commercial	389,706	46.4	405,092	47.8
Installment loans to individuals	23,020	2.8	24,966	3.0
Total loans	$838,990	100.0%	$846,984	100.0%

The Company’s loan portfolio decreased $7,994,000, or 0.9%, from December 31, 2012 to June 30, 2013. During the six months ended June 30, 2013 there were no significant increases in loan demand. The Company did experience an increase in refinancing during this time period due to low interest rates available for real estate mortgage residential properties.

The economy in the State of Missouri has shown improvement as gross domestic product (GDP) grew in 2012 by 2.0% compared to 0.3% in 2011. However, it continues to trail the national average of 2.5% GDP growth for 2012. Management believes the State will need to continue to make cuts to balance its budget which hurts the Company’s central region. Nationally, unemployment has improved over the last year but remains high at 7.6% for June 2013 while Missouri’s unemployment rate is better at 6.8% which was relatively unchanged from March 2013. Even though unemployment has been decreasing for the last several quarters, employment growth has been weak as the national average for 2012 was 1.9% and only 0.4% for Missouri. The stock market continued to reach new record high levels for the major market indexes. Preliminary second quarter 2013 average economic growth was reported at 1.7% compared to revised first quarter GDP growth of 1.1% which is encouraging but not robust enough to trigger significant improvement in business activity. Nationally and for the Company’s primary market areas, housing prices have continued to show year over year increases and sales volume, both existing and new construction, have shown steady increases from prior periods. However, the U.S. FHFA House Price Index (HPI) for February 2013 indicates house prices nationwide were 12% below the April 2007 peak. The HPI data for the change over the last four quarters for the Company’s region was 1.6% compared to a national average of 6.7%. Management anticipates moderate improvement in the next several quarters but with growth remaining slow and the economy showing only modest recovery. Management continues to focus on the improvement of asset quality by tightening underwriting standards and focusing on lending to credit worthy borrowers with the capacity to service their debts. Where appropriate, management actively works with existing borrowers to modify loan terms and conditions in order to assist the borrowers in servicing their debt obligations to the Company.

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the six months ended June 30, 2013, the Company sold approximately $52,152,000 of loans to investors compared to $40,437,000 for the six months ended June 30, 2012. At June 30, 2013, the Company was servicing approximately $323,000,000 of loans sold to the secondary market compared to $310,000,000 at December 31, 2012, and $307,000,000 at June 30, 2012.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2013	2012
Nonaccrual loans:
Commercial, financial, and agricultural	$1,957	$1,335
Real estate construction - residential	2,280	2,497
Real estate construction - commercial	7,831	7,762
Real estate mortgage - residential	4,702	5,330
Real estate mortgage - commercial	13,797	13,938
Installment loans to individuals	273	219
Total	$30,840	$31,081

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$1	$0
Real estate construction - residential	0	0
Real estate construction - commercial	0	0
Real estate mortgage - residential	213	0
Real estate mortgage - commercial	0	0
Installment loans to individuals	7	6
Total	$221	$6
Troubled debt restructurings - accruing	7,792	8,282
Total nonperforming loans	38,853	39,369
Other real estate owned	17,752	23,124
Foreclosed assets	226	468
Total nonperforming assets	$56,831	$62,961

Loans	$838,990	$846,984
Allowance for loan losses to loans	1.83%	1.75%
Nonperforming loans to loans	4.63%	4.65%
Allowance for loan losses to nonperforming loans	39.53%	37.70%
Nonperforming assets to loans, other real estate owned and foreclosed assets	6.63%	7.23%

Total nonperforming assets decreased $6,130,000, or 9.7%, from December 30, 2012 to June 30, 2013. As detailed below, this decrease includes a decrease of $5,614,000, or 23.8%, due to sales of other real estate owned and foreclosed assets, a $241,000, or 0.8%, decrease in nonaccrual loans, and a $490,000, or 5.9%, decrease in accruing troubled debt restructurings (TDRs).

Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $38,853,000, or 4.63%, of total loans at June 30, 2013 compared to $39,369,000, or 4.65%, of total loans at December 31, 2012.

It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest due has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $752,000 and $1,110,000 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, approximately $28,770,000 and $17,556,000, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2013 and December 31, 2012, respectively.

Total non-accrual loans at June 30, 2013 decreased $241,000 from December 31, 2012. This decrease primarily consisted of a $769,000 decrease in real estate mortgage non-accrual loans and a net decrease of $148,000 in real estate construction loans. This decrease was partially offset by a $622,000 increase in commercial, financial, and agricultural loans.  At June 30, 2013 and December 31, 2012, real estate mortgage — commercial non-accrual loans made up 45% of total non-accrual loans.

Loans past due 90 days and still accruing interest increased from $6,000 at December 31, 2012 to $221,000 at June 30, 2013. Other real estate owned and foreclosed assets decreased from $23,592,000 at December 31, 2012 to $17,978,000 at June 30, 2013 primarily due to the sale of two hotels located in the Branson area and land held in foreclosed property in the Company’s real-estate subsidiary. During the six months ended June 30, 2013, $2,970,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and foreclosed assets. During the six months ended June 30, 2013, the Company had recorded a net $2,185,000 additional provision to the valuation allowance to reflect current fair values compared to a $739,000 provision during the six months ended June 30, 2012.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2013			December 31, 2012
(In thousands)	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
TDRs - Accrual
Commercial, financial and agricultural	9	$2,375	$101	12	$2,820	$104
Real estate mortgage - residential	4	1,052	238	3	440	94
Real estate mortgage - commercial	4	4,365	190	6	5,022	111
Total TDRs - Accrual	17	$7,792	$529	21	$8,282	$309
TDRs - Non-accrual
Commercial, financial and agricultural	3	$120	$12	2	$201	$14
Real estate construction - commercial	3	4,708	706	5	5,693	468
Real estate mortgage - residential	7	775	120	9	1,177	142
Real estate mortgage - commercial	13	6,544	781	12	6,966	611
Consumer	2	44	6	2	44	0
Total TDRs - Non-accrual	28	$12,191	$1,625	30	$14,081	$1,235
Total TDRs	45	$19,983	$2,154	51	$22,363	$1,544

At June 30, 2013, loans classified as TDRs totaled $19,983,000, of which $12,191,000 were on non-accrual status and $7,792,000 were on accrual status. At December 31, 2012, loans classified as TDRs totaled $22,363,000, of which $14,081,000 were on non-accrual status and $8,282,000 were on accrual status. The increase in TDRs classified as real estate mortgage - residential accruing loans primarily related to one new loan relationship modified to interest only payments. The decrease in TDRs classified as real estate mortgage - commercial accruing loans consisted of one loan relationship that transferred from accruing TDRs. The decrease in real estate construction and real estate mortgage non-accrual TDRs is primarily related to $1,765,000 in payoffs due to property sales.

Provision and Allowance for Loan Losses

As mentioned above, the Company is continuing to recover from the deterioration of collateral values during the prior and current economic conditions. Current appraisals are being obtained and management has adjusted the provision to reflect the amounts determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses was $15,358,000, or 1.83%, of loans outstanding at June 30, 2013 compared to $14,842,000, or 1.75%, of loans outstanding at December 31, 2012, and $15,314,000, or 1.81%, of loans outstanding at June 30, 2012.

The following table summarizes loan loss experience for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Analysis of allowance for loan losses:
Balance beginning of period	$14,545	$14,640	$14,842	$13,809
Net charge-offs (recoveries):
Commercial, financial, and agricultural	79	40	97	(11)
Real estate construction - residential	—	(36)	120	(67)
Real estate construction - commercial	(2)	(23)	(2)	(23)
Real estate mortgage - residential	66	383	343	486
Real estate mortgage - commercial	16	394	855	1,179
Installment loans to individuals	28	68	71	131
Net charge-offs	187	826	1,484	1,695
Provision for loan losses	1,000	1,500	2,000	3,200
Balance end of period	$15,358	$15,314	$15,358	$15,314

Net Loan Charge-offs

The Company’s net loan charge-offs were $187,000, or 0.02% of average loans, for the three months ended June 30, 2013 compared to net loan charge-offs of $826,000, or 0.10% of average loans, for the three months ended June 30, 2012. Real estate mortgage — residential net charge-offs represented 35% of total net charge-offs during the three months ended June 30, 2013 compared to 46% of total net charge-offs during the three months ended June 30, 2012. Commercial, financial, and agricultural net charge-offs increased to 42% of total net charge-offs during the three months ended June 30, 2013 compared to 5% of net charge-offs during the three months ended June 30, 2012, and real estate mortgage - commercial net charge-offs decreased to 9% of total net charge-offs during the three months ended June 30, 2013 compared to 48% of total net charge-offs during the three months ended June 30, 2012.

The Company’s net loan charge-offs were $1,484,000, or 0.18% of average loans, for the six months ended June 30, 2013 compared to net loan charge-offs of $1,695,000, or 0.20% of average loans, for the six months ended June 30, 2012. Real estate mortgage - commercial net charge-offs represented 58% of total net charge-offs during the six months ended June 30, 2013 compared to 70% of total net charge-offs during the six months ended June 30, 2012.  Real estate mortgage — residential net charge-offs remained consistent at 23% of total net charge-offs during the six months ended June 30, 2013 compared to 29% of total net charge-offs during the six months ended June 30, 2012.

Provision

The provision for loan losses decreased to $1,000,000 and $2,000,000 for the three and six months ended June 30, 2013, respectively, compared to $1,500,000 and $ 3,200,000 for the three and six months ended June 30, 2012, respectively. Due to decreases in historical loss rates based on the Company’s last thirty-six months of charge off experience and decreases in average loans, the Company’s required provision during the period has begun to decrease.

Allowance for loan losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2013	2012
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,119	$1,937
Real estate construction - residential	932	732
Real estate construction - commercial	2,202	1,711
Real estate mortgage - residential	2,456	3,387
Real estate mortgage - commercial	7,415	6,834
Installment loans to individuals	233	239
Unallocated	1	2
Total	$15,358	$14,842

The Company’s allowance for loan losses increased to $15,358,000 at June 30, 2013 compared to $14,842,000 at December 31, 2012, and $15,314,000 at June 30, 2012. The overall increase primarily consisted of a $581,000 increase in the allocation for real estate mortgage — commercial loans, and a $691,000 increase in real estate construction loans, that was partially offset by a $931,000 decrease in real estate mortgage — residential loans. The ratio of the allowance for loan losses to nonperforming loans was 39.5% at June 30, 2013, compared to 37.7% at and December 31, 2012, and 33.9% at June 30, 2012.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2013	2012
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$5,886	$4,020
Collectively evaluated for impairment - general reserves	9,472	10,822
Total	$15,358	$14,842

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2013, $5,886,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $38,632,000 compared to $4,020,000 of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $39,363,000 at December 31, 2012. Management determined that $10,689,000, or 28%, of total impaired loans required no reserve allocation at June 30, 2013 compared to $14,733,000, or 37%, at December 31, 2012 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

The specific and general reserve allocations represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses are comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

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

The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and excess reserves held at the Federal Reserve.

	June 30,	December 31,
(In thousands)	2013	2012
Federal funds sold and other overnight interest-bearing deposits	$14,867	$27,857
Available for sale investment securities	220,655	200,246
Total	$235,522	$228,103

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $220,655,000 at June 30, 2013 and included an unrealized net loss of $548,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $18,654,000 over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2013 and December 31, 2012, respectively, the Company’s unpledged securities in the available for sale portfolio totaled approximately $57,809,000 and $53,804,000, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,370	$2,390
Repurchase agreements	23,960	28,888
Other deposits	135,516	115,164
Total pledged, at fair value	$162,846	$146,442

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2013, such deposits totaled $608,203,000 and represented 61.7% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $377,789,000 at June 30, 2013. These accounts are normally considered more volatile and higher costing representing 38.3% of total deposits at June 30, 2013.

Core deposits at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Core deposit base:
Non-interest bearing demand	$180,461	$192,271
Interest checking	190,894	178,121
Savings and money market	236,848	227,581
Total	$608,203	$597,973

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2013, under agreements with these unaffiliated banks, the Bank may borrow up to $40,000,000 in federal funds on an unsecured basis and $4,535,000 on a secured basis. There was no federal funds purchased outstanding at June 30, 2013. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2013, there was $21,499,000 in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2013.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2013, the Bank had $29,033,000 in outstanding borrowings with the FHLB. In addition, the Company has $49,486,000 in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
(In thousands)	2013	2012
Borrowings:
Securities sold under agreements to repurchase	$21,499	$21,058
Federal Home Loan Bank advances	29,033	20,126
Subordinated notes	49,486	49,486
Total	$100,018	$90,670

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	June 30,				December 31,
	2013				2012
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$258,468	$3,281	$41,255	$303,004	$290,084	$3,344	$16,790	$310,218
Advances outstanding	(29,033)	0	0	(29,033)	(20,126)	0	0	(20,126)
Total available	$229,435	$3,281	$41,255	$273,971	$269,958	$3,344	$16,790	$290,092

At June 30, 2013, loans with a market value of $399,028,000 were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2013, investments with a market value of $5,048,000 were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $35,705,000 at June 30, 2013 compared to $58,877,000 at December 31, 2012. The $23,172,000 decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2013. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $12,429,000 for the six months ended June 30, 2013.

Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, used total cash of $19,931,000. The cash outflow primarily consisted of $73,922,000 purchases of investment securities, partially offset by $25,371,000 in proceeds from maturities, calls, and pay-downs, $22,115,000 in proceeds from sales of investment securities, and $6,233,000 in proceeds received from sales of other real estate owned and foreclosed assets.

Financing activities used cash of $15,670,000, resulting primarily from an $11,810,000 decrease in demand deposits, a $15,513,000 decrease in time deposits, $18,255,000 to redeem the remaining shares of preferred stock, and $540,000 to redeem the common stock warrant. These decreases were partially offset by a $22,040,000 increase in interest-bearing transaction accounts and a $9,000,000 advance from Federal Home Loan Bank. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2013.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $135,508,000 in unused loan commitments and standby letters of credit as of June 30, 2013. Although the Company’s current liquidity resources are adequate to fund this commitment level, we know that the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. For the six months ended June 30, 2013 and 2012, respectively, the Company paid cash dividends to its common and preferred shareholders totaling $940,000 and $1,212,000. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $15,000,000 and $1,500,000 in dividends to the Company during each of the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, the Company had cash and cash equivalents totaling $1,631,000 and $1,863,000, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of June 30, 2013 and December 31, 2012, the Company and the Bank each met all capital adequacy requirements.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.

•A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•A minimum leverage ratio of 4%.

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the proposed rules previously issued by the federal banking agencies, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these new AOCI components in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The Company is in the process of assessing the impact of these changes on the regulatory ratios of the Company and the Bank on the capital, operations, liquidity and earnings of the Company and Bank.

The table below represents actual and required amounts and ratios for the Company and the Bank as of June 30, 2013 and December 31, 2012 as follows:

			Minimum		Well-Capitalized
	Actual		Capital Requirements		Capital Requirements
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital (to risk-weighted assets):
Company	$131,125	14.89%	$70,439	8.00%	N.A.	N.A.	%
Bank	118,716	13.67	69,489	8.00	$86,862	10.00
Tier I capital (to risk-weighted assets):
Company	$96,170	10.92%	$35,219	4.00%	N.A.	N.A.	%
Bank	107,809	12.41	34,745	4.00	$52,117	6.00
Tier I capital (to adjusted average assets):
Company	$96,170	8.18%	$35,262	3.00%	$ N.A.	N.A.	%
Bank	107,809	9.32	34,712	3.00	57,853	5.00

December 31, 2012
Total capital (to risk-weighted assets):
Company	$148,889	16.83%	$70,759	8.00%	N.A.	N.A.	%
Bank	131,126	15.12	69,375	8.00	$86,715	10.00
Tier I capital (to risk-weighted assets):
Company	$120,138	13.58%	$35,380	4.00%	N.A.	N.A.	%
Bank	120,243	13.87	34,686	4.00	$52,029	6.00
Tier I capital (to adjusted average assets):
Company	$120,138	10.37%	$34,762	3.00%	$ N.A.	N.A.	%
Bank	120,243	10.60	34,037	3.00	56,729	5.00

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

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2013. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$18,654	$34,092	$47,337	$19,093	$11,218	$90,261	$220,655
Federal funds sold and other over-night interest-bearing deposits	14,867	—	—	—	—	—	14,867
Other restricted investments	4,333	—	—	—	—	—	4,333
Loans	410,012	130,863	95,650	82,539	89,802	30,124	838,990
Total	$447,866	$164,955	$142,987	$101,632	$101,020	$120,385	$1,078,845

LIABILITIES
Savings, interest checking, and money market deposits	$238,211	$—	$189,531	$—	$—	$—	$427,742
Time deposits	260,026	65,668	26,787	12,678	12,630	—	377,789
Federal funds purchased and securities sold under agreements to repurchase	21,499	—	—	—	—	—	21,499
Subordinated notes	49,486	—	—	—	—	—	49,486
Federal Home Loan Bank advances	20,033	—	3,000	3,000	3,000	—	29,033
Total	$589,255	$65,668	$219,318	$15,678	$15,630	$—	$905,549
Interest-sensitivity GAP
Periodic GAP	$(141,389)	$99,287	$(76,331)	$85,954	$85,390	$120,385	$173,296
Cumulative GAP	$(141,389)	$(42,102)	$(118,433)	$(32,479)	$52,911	$173,296	$173,296

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.76	2.51	0.65	6.48	6.46	NM	1.19
Cumulative GAP	0.76	0.94	0.86	0.96	1.06	1.19	1.19

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the six months ended June 30, 2013.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of June 30, 2013.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

No new accounting pronouncements issued during the three months ended June 30, 2013, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

Date
/s/ David T. Turner

August 14, 2013	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

August 14, 2013	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2013 Form 10-Q

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

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

**Incorporated by reference.