Form 10-Q
period 2013-09-30
HAWTHORN BANCSHARES, INC.
filed 2013-11-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 14, 2013, the registrant had 5,032,679 shares of common stock, par value $1.00 per share, outstanding

Index to Exhibits located on page 61

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$24,683	$31,020
Federal funds sold and other overnight interest-bearing deposits	1,090	27,857
Cash and cash equivalents	25,773	58,877
Investment in available-for-sale securities, at fair value	213,629	200,246
Loans	823,042	846,984
Allowances for loan losses	(14,254)	(14,842)
Net loans	808,788	832,142
Premises and equipment - net	37,602	37,021
Investments in Federal Home Loan Bank stock and other equity securities, at cost	4,001	3,925
Mortgage servicing rights	3,079	2,549
Other real estate owned and repossessed assets - net	15,868	23,592
Accrued interest receivable	4,956	5,190
Cash surrender value - life insurance	2,192	2,136
Other assets	15,427	15,928
Total assets	$1,131,315	$1,181,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	$179,959	$192,271
Savings, interest checking and money market	412,887	405,702
Time deposits $100,000 and over	115,370	120,777
Other time deposits	243,262	272,525
Total deposits	951,478	991,275
Federal funds purchased and securities sold under agreements to repurchase	25,007	21,058
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	24,013	20,126
Accrued interest payable	456	909
Other liabilities	9,048	6,532
Total liabilities	1,059,488	1,089,386
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 1,000,000 shares authorized; Issued 0 shares and 18,255 shares, respectively, $1,000 per share liquidation value, net of discount	0	17,977
Common stock, $1 par value, authorized 15,000,000 shares; Issued 5,194,537 and 5,000,972 shares, respectively	5,195	5,001
Surplus	33,380	31,816
Retained earnings	38,609	39,118
Accumulated other comprehensive (loss) income, net of tax	(1,840)	1,825
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	71,827	92,220
Total liabilities and stockholders’ equity	$1,131,315	$1,181,606

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$10,186	$10,881	$31,009	$33,068
Interest on debt securities:
Taxable	873	1,016	2,689	3,216
Nontaxable	212	225	641	688
Federal funds sold and other overnight interest-bearing deposits	6	6	35	43
Dividends on other securities	21	23	62	79
Total interest income	11,298	12,151	34,436	37,094
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	238	265	752	919
Time deposit accounts $100,000 and over	224	297	705	1,316
Other time deposits	535	979	2,275	2,286
Interest on federal funds purchased and securities sold under agreements to repurchase	7	7	17	17
Interest on subordinated notes	323	346	963	1,045
Interest on Federal Home Loan Bank advances	106	135	315	403
Total interest expense	1,433	2,029	5,027	5,986
Net interest income	9,865	10,122	29,409	31,108
Provision for loan losses	0	4,700	2,000	7,900
Net interest income after provision for loan losses	9,865	5,422	27,409	23,208
NON-INTEREST INCOME
Service charges on deposit accounts	1,463	1,360	4,213	4,067
Trust department income	179	234	598	670
Real estate servicing fees, net	338	(62)	760	(348)
Gain on sale of mortgage loans, net	175	779	1,515	1,773
Gain on sale of investment securities	0	26	554	26
Other	292	343	903	905
Total non-interest income	2,447	2,680	8,543	7,093
NON-INTEREST EXPENSE
Salaries and employee benefits	4,863	4,761	14,596	14,465
Occupancy expense, net	695	666	1,973	1,953
Furniture and equipment expense	474	431	1,438	1,403
FDIC insurance assessment	253	249	753	752
Legal, examination, and professional fees	207	284	727	880
Advertising and promotion	310	288	907	750
Postage, printing, and supplies	308	274	854	817
Processing expense	749	888	2,758	2,667
Other real estate expense, net	1,265	1,725	4,437	3,174
Other	848	812	2,745	3,094
Total non-interest expense	9,972	10,378	31,188	29,955
Income (loss) before income taxes	2,340	(2,276)	4,764	346
Income tax expense (benefit)	771	(704)	1,519	(273)
Net income (loss)	1,569	(1,572)	3,245	619
Preferred stock dividends	0	228	337	894
Accretion of discount on preferred stock	0	72	278	587
Total preferred stock dividends and accretion of discount on preferred stock	0	300	615	1,481
Net income (loss) available to common shareholders	$1,569	$(1,872)	$2,630	$(862)
Basic earnings (loss) per share	$0.31	$(0.37)	$0.52	$(0.17)
Diluted earnings (loss) per share	$0.31	$(0.37)	$0.52	$(0.17)

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$1,569	$(1,572)	$3,245	$619
Other comprehensive (loss) income, net of tax
Securities available for sale:
Unrealized (loss) gain on investment securities available-for-sale, net of tax	(109)	315	(3,372)	369
Adjustment for gain on sales of investment securities, net of tax	0	(16)	(343)	(16)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	16	26	50	78
Total other comprehensive (loss) income	(93)	325	(3,665)	431
Total comprehensive income (loss)	$1,476	$(1,247)	$(420)	$1,050

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
					Other		Total
					Comprehensive		Stock -
	Preferred	Common		Retained	Income	Treasury	holders’
(In thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2011	$29,318	$4,815	$30,266	$40,354	$1,340	$(3,517)	$102,576
Cumulative effect of change in accounting principle	0	0	0	460	0	0	460
Balance, January 1, 2012	$29,318	$4,815	$30,266	$40,814	$1,340	$(3,517)	$103,036
Net income	0	0	0	619	0	0	619
Other comprehensive income	0	0	0	0	431	0	431
Stock based compensation expense	0	0	27	0	0	0	27
Accretion of preferred stock discount	587	0	0	(587)	0	0	0
Redemption of 12,000 shares of preferred stock	(12,000)	0	0	0	0	0	(12,000)
Stock dividend	0	186	1,521	(1,707)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(975)	0	0	(975)
Cash dividends declared, common stock	0	0	0	(707)	0	0	(707)
Balance, September 30, 2012	$17,905	$5,001	$31,814	$37,457	$1,771	$(3,517)	$90,431

Balance, December 31, 2012	$17,977	$5,001	$31,816	$39,118	$1,825	$(3,517)	$92,220
Net income	0	0	0	3,245	0	0	3,245
Other comprehensive loss	0	0	0	0	(3,665)	0	(3,665)
Stock based compensation expense	0	0	14	0	0	0	14
Accretion of preferred stock discount	278	0	0	(278)	0	0	0
Redemption of 18,255 shares of preferred stock	(18,255)	0	0	0	0	0	(18,255)
Redemption of common stock warrant	0	0	(540)	0	0	0	(540)
Stock dividend	0	194	2,090	(2,284)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(456)	0	0	(456)
Cash dividends declared, common stock	0	0	0	(736)	0	0	(736)
Balance, September 30, 2013	$0	$5,195	$33,380	$38,609	$(1,840)	$(3,517)	$71,827

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$3,245	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	7,900
Depreciation expense	1,204	1,447
Net amortization of investment securities, premiums, and discounts	981	851
Amortization of intangible assets	135	307
Stock based compensation expense	14	27
Change in fair value of mortgage servicing rights	(86)	985
Gain on sale of investment securities	(554)	(26)
Loss (gain) on sales and dispositions of premises and equipment	2	(82)
Loss (gain) on sales and dispositions of other real estate owned and repossessed assets	390	(220)
Provision for other real estate owned	3,031	1,821
Decrease (increase) in accrued interest receivable	234	(126)
Increase in cash surrender value -life insurance	(56)	(55)
Decrease in other assets	1,729	679
Decrease (increase) in income tax receivable	963	(1,714)
Increase in income tax payable	424	0
Decrease in accrued interest payable	(453)	(370)
Increase in other liabilities	2,083	823
Origination of mortgage loans for sale	(61,297)	(67,089)
Proceeds from the sale of mortgage loans	63,452	68,506
Gain on sale of mortgage loans, net	(1,515)	(1,773)
Other, net	(362)	44
Net cash provided by operating activities	15,564	12,554
Cash flows from investing activities:
Net decrease (increase) in loans	17,436	(20,929)
Purchase of available-for-sale debt securities	(76,479)	(69,305)
Proceeds from maturities of available-for-sale debt securities	28,221	32,192
Proceeds from calls of available-for-sale debt securities	6,255	33,095
Proceeds from sales of available-for-sale debt securities	22,115	790
Proceeds from sales of FHLB stock	535	100
Purchases of FHLB stock	(612)	0
Purchases of premises and equipment	(1,787)	(1,155)
Proceeds from sales of premises and equipment	0	269
Proceeds from sales of other real estate owned and repossessed assets	7,586	5,553
Net cash provided (used) by investing activities	3,270	(19,390)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(12,312)	5,944
Net increase in interest-bearing transaction accounts	7,185	5,034
Net decrease in time deposits	(34,670)	(12,792)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	3,949	(407)
Repayment of FHLB advances	(15,113)	(194)
FHLB advances	19,000	0
Redemption of 18,255 and 12,000 shares, respectively, of preferred stock	(18,255)	(12,000)
Warrant redemption	(540)	0
Cash dividends paid - preferred stock	(456)	(975)
Cash dividends paid - common stock	(726)	(698)
Net cash used by financing activities	(51,938)	(16,088)
Net decrease in cash and cash equivalents	(33,104)	(22,924)
Cash and cash equivalents, beginning of period	58,877	43,210
Cash and cash equivalents, end of period	$25,773	$20,286

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,479	$6,724
Income taxes	$131	$1,575
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$3,278	$16,328

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)         Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
(in thousands)	2013	2012
Commercial, financial, and agricultural	$132,923	$130,040
Real estate construction - residential	23,664	22,177
Real estate construction - commercial	48,489	43,486
Real estate mortgage - residential	220,174	221,223
Real estate mortgage - commercial	375,876	405,092
Installment and other consumer	21,916	24,966
Total loans	$823,042	$846,984

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of vehicles. At September 30, 2013, loans with a carrying value of $383.4 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for loan losses

The following is a summary of the allowance for loan losses for the three and nine months ended September 30, 2013, and 2012:

	Three Months Ended September 30, 2013
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$2,119	$932	$2,202	$2,456	$7,415	$233	$1	$15,358
Additions:
Provision for loan losses	444	32	(216)	4	(294)	25	5	0
Deductions:
Loans charged off	654	0	135	368	178	91	0	1,426
Less recoveries on loans	(201)	0	0	(39)	(34)	(48)	0	(322)
Net loans charged off	453	0	135	329	144	43	0	1,104
Balance at end of period	$2,110	$964	$1,851	$2,131	$6,977	$215	$6	$14,254

	Nine Months Ended September 30, 2013
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$1,937	$732	$1,711	$3,387	$6,834	$239	$2	$14,842
Additions:
Provision for loan losses	725	351	273	(586)	1,142	91	4	2,000
Deductions:
Loans charged off	817	119	135	754	1,205	271	0	3,301
Less recoveries on loans	(265)	0	(2)	(84)	(206)	(156)	0	(713)
Net loans charged off	552	119	133	670	999	115	0	2,588
Balance at end of period	$2,110	$964	$1,851	$2,131	$6,977	$215	$6	$14,254

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2012
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$3,045	$709	$1,644	$3,560	$6,107	$232	$17	$15,314
Additions:
Provision for loan losses	1,239	(68)	90	118	3,241	91	(11)	4,700
Deductions:
Loans charged off	742	0	0	41	2,366	154	0	3,303
Less recoveries on loans	(18)	0	0	(19)	(96)	(76)	0	(209)
Net loans charged off	724	0	0	22	2,270	78	0	3,094
Balance at end of period	$3,560	$641	$1,734	$3,656	$7,078	$245	$6	$16,920

	Nine Months Ended September 30, 2012
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$1,804	$1,188	$1,562	$3,251	$5,734	$267	$3	$13,809
Additions:
Provision for loan losses	2,469	(614)	149	913	4,793	187	3	7,900
Deductions:
Loans charged off	846	0	0	618	3,666	425	0	5,555
Less recoveries on loans	(133)	(67)	(23)	(110)	(217)	(216)	0	(766)
Net loans charged off	713	(67)	(23)	508	3,449	209	0	4,789
Balance at end of period	$3,560	$641	$1,734	$3,656	$7,078	$245	$6	$16,920

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

The following table provides the balance in the allowance for loan losses at September 30, 2013 and December 31, 2012, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un -
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
September 30, 2013
Allowance for loan losses:
Individually evaluated for impairment	$576	$248	$250	$719	$2,782	$6	$0	$4,581
Collectively evaluated for impairment	1,534	716	1,601	1,412	4,195	209	6	9,673
Total	$2,110	$964	$1,851	$2,131	$6,977	$215	$6	$14,254
Loans outstanding:
Individually evaluated for impairment	$4,392	$2,254	$7,101	$5,217	$16,948	$44	$0	$35,956
Collectively evaluated for impairment	128,531	21,410	41,388	214,957	358,928	21,872	0	787,086
Total	$132,923	$23,664	$48,489	$220,174	$375,876	$21,916	$0	$823,042

December 31, 2012
Allowance for loan losses:
Individually evaluated for impairment	$213	$125	$542	$1,069	$2,071	$0	$0	$4,020
Collectively evaluated for impairment	1,724	607	1,169	2,318	4,763	239	2	10,822
Total	$1,937	$732	$1,711	$3,387	$6,834	$239	$2	$14,842
Loans outstanding:
Individually evaluated for impairment	$4,157	$2,496	$7,762	$5,771	$18,959	$44	$0	$39,189
Collectively evaluated for impairment	125,883	19,681	35,724	215,452	386,133	24,922	0	807,795
Total	$130,040	$22,177	$43,486	$221,223	$405,092	$24,966	$0	$846,984

Impaired loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans totaled $36.2 million and $39.4 million at September 30, 2013 and December 31, 2012, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings. Total impaired loans of $36.2 million at September 30, 2013, includes $36.0 million of impaired loans individually evaluated for impairment and $220,000 of non-accrual consumer loans that were collectively evaluated for impairment. Total impaired loans of $39.4 million at December 31, 2012, includes $39.2 million of impaired loans individually evaluated for impairment and $174,000 of non-accrual consumer loans that were collectively evaluated for impairment.

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2013 and December 31, 2012, $32.4 million and $36.1 million, respectively, of impaired loans were evaluated based on the fair value of the loan’s collateral. Once the impairment

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

amount is calculated, a specific reserve allocation is recorded. At September 30, 2013, $4.6 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $36.2 million compared to $4.0 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $39.4 million at December 31, 2012. Management determined that $12.2 million, or 34%, of total impaired loans required no reserve allocation at September 30, 2013 compared to $14.7 million, or 37%, at December 31, 2012 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying percentages to pools of loans by asset type. Loans not individually evaluated are aggregated based on similar risk characteristics. Historical loss rates for each risk group, which are updated quarterly, are quantified using all recorded loan charge-offs. Management determined that the previous twelve quarters were reflective of the loss characteristics of the Company’s loan portfolio during the recent economic environment. These historical loss rates for each risk group are used as the starting point to determine allowance provisions. The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available. The rates are then adjusted to reflect actual changes and anticipated changes such as changes in specific allowances on loans and real estate acquired through foreclosure, any gains and losses on final disposition of real estate acquired through foreclosure, changes in national and local economic conditions and developments, including general economic and business conditions affecting the Company’s key lending areas, credit quality trends, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of the internal loan review department. These risk factors are generally reviewed and updated quarterly, as appropriate.

The categories of impaired loans at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
(in thousands)	2013	2012
Non-accrual loans	$28,610	$31,081
Troubled debt restructurings continuing to accrue interest	7,566	8,282
Total impaired loans	$36,176	$39,363

The following tables provide additional information about impaired loans at September 30, 2013 and December 31, 2012, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2013
With no related allowance recorded:
Commercial, financial and agricultural	$2,501	$2,581	$0
Real estate - construction residential	104	139	0
Real estate - construction commercial	2,861	3,459	0
Real estate - residential	2,419	3,214	0
Real estate - commercial	4,084	4,344	0
Consumer	220	238	0
Total	$12,189	$13,975	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,891	$1,984	$576
Real estate - construction residential	2,150	2,272	248
Real estate - construction commercial	4,240	4,240	250
Real estate - residential	2,798	2,931	719
Real estate - commercial	12,864	13,772	2,782
Consumer	44	44	6
Total	$23,987	$25,243	$4,581
Total impaired loans	$36,176	$39,218	$4,581

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

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
		Interest		Interest		Interest		Interest
		Recognized		Recognized		Recognized		Recognized
	Average	For the	Average	For the	Average	For the	Average	For the
	Recorded	Period	Recorded	Period	Recorded	Period	Recorded	Period
(in thousands)	Investment	Ended	Investment	Ended	Investment	Ended	Investment	Ended
With no related allowance recorded:
Commercial, financial and agricultural	$2,598	$22	$3,074	$23	$2,643	$71	$3,315	$66
Real estate - construction residential	139	0	1,589	0	242	0	737	7
Real estate - construction commercial	3,459	0	1,879	0	3,803	0	1,653	0
Real estate - residential	3,168	10	2,299	5	3,179	10	3,333	47
Real estate - commercial	4,346	29	3,598	28	4,348	86	10,582	87
Consumer	202	0	181	0	212	1	162	1
Total	$13,912	$61	$12,620	$56	$14,427	$168	$19,782	$208
With an allowance recorded:
Commercial, financial and agricultural	$1,996	$7	$2,890	$7	$2,031	$34	$2,615	$21
Real estate - construction residential	2,272	0	189	0	2,273	0	189	0
Real estate - construction commercial	4,240	0	6,192	0	4,240	0	6,180	0
Real estate - residential	2,920	2	3,037	4	2,947	38	2,566	11
Real estate - commercial	13,210	35	15,072	2	13,524	106	14,209	1
Consumer	44	0	0	0	44	0	0	0
Total	$24,682	$44	$27,380	$13	$25,059	$178	$25,759	$33
Total impaired loans	$38,594	$105	$40,000	$69	$39,486	$346	$45,541	$241

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $105,000 and $346,000, and $69,000 and $241,000, for the three and nine months ended September 30, 2013 and 2012, respectively. The average recorded investment on impaired loans is calculated on a monthly basis during the periods reported. Contractual interest lost on loans in non-accrual status was $929,000 at September 30, 2013 compared to $966,000 at September 30, 2012. During the three and nine months ended September 30, 2013, $1,000 and $93,000, respectively, in interest was recognized on loans in non-accrual status on a cash basis. During the three and nine months ended September 30, 2012, there was no significant interest recognized on loans in non-accrual status.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due.

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2013 and December 31, 2012.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2013
Commercial, Financial, and Agricultural	$130,695	$185	$15	$2,028	$132,923
Real Estate Construction - Residential	21,249	160	0	2,255	23,664
Real Estate Construction - Commercial	41,388	0	0	7,101	48,489
Real Estate Mortgage - Residential	213,627	1,798	377	4,372	220,174
Real Estate Mortgage - Commercial	362,293	992	0	12,591	375,876
Installment and Other Consumer	21,378	261	14	263	21,916
Total	$790,630	$3,396	$406	$28,610	$823,042

December 31, 2012
Commercial, Financial, and Agricultural	$126,884	$1,821	$0	$1,335	$130,040
Real Estate Construction - Residential	19,390	290	0	2,497	22,177
Real Estate Construction - Commercial	35,117	607	0	7,762	43,486
Real Estate Mortgage - Residential	213,694	2,199	0	5,330	221,223
Real Estate Mortgage - Commercial	390,032	1,122	0	13,938	405,092
Installment and Other Consumer	24,221	520	6	219	24,966
Total	$809,338	$6,559	$6	$31,081	$846,984

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at September 30, 2013 and December 31, 2012.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At September 30, 2013
Watch	$14,825	$933	$3,763	$23,272	$24,985	$399	$68,177
Substandard	8,506	2,564	1,082	7,794	13,885	416	34,247
Non-accrual	2,028	2,255	7,101	4,372	12,591	263	28,610
Total	$25,359	$5,752	$11,946	$35,438	$51,461	$1,078	$131,034

At December 31, 2012
Watch	$14,814	$4,580	$6,459	$26,063	$29,753	$672	$82,341
Substandard	6,485	396	2,035	5,472	11,027	423	25,838
Non-accrual	1,335	2,497	7,762	5,330	13,938	219	31,081
Total	$22,634	$7,473	$16,256	$36,865	$54,718	$1,314	$139,260

Troubled Debt Restructurings

At September 30, 2013, loans classified as troubled debt restructurings (TDRs) totaled $19.3 million, of which $11.7 million was on non-accrual status and $7.6 million was on accrual status. At December 31, 2012, loans classified as TDRs totaled $22.4 million, of which $14.1 million was on non-accrual status and $8.3 million was on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.3 million and $1.5 million related to TDRs were allocated to the allowance for loan losses at September 30, 2013 and December 31, 2012, respectively.

The following table summarizes loans that were modified as TDRs during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	2	$100	$100
Real estate construction - commercial	0	0	0	0	0	0
Real estate mortgage - residential	0	0	0	2	644	644
Total	0	$0	$0	4	$744	$744

	Nine Months Ended September 30,
	2013			2012
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	3	$297	$280
Real estate construction - commercial	0	0	0	1	43	42
Real estate mortgage - residential	1	618	481	2	644	644
Total	1	$618	$481	6	$984	$966

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. The Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the nine months ended September 30, 2013, one loan meeting the TDR criteria was modified compared to six loans during the nine months ended September 30, 2012. During the three months ended September 30, 2013 there were no new loans modified as TDRs and four loans modified as TDRs during the three months ended September 30, 2012. There were no loans modified as a TDR that defaulted during the three and nine months ended September 30, 2013, and within twelve months of their modification date. No loans modified as a TDR during the three and nine months ended September 30, 2012 defaulted.

(3)               Real Estate  and Other Assets Acquired in Settlement of Loans

	September 30,	December 31,
(in thousands)	2013	2012
Commercial	$0	$329
Real estate construction - residential	126	112
Real estate construction - commercial	10,028	13,392
Real estate mortgage - residential	908	1,227
Real estate mortgage - commercial	9,354	14,201
Repossessed assets	204	468
Total	$20,620	$29,729
Less valuation allowance for other real estate owned	(4,752)	(6,137)
Total other real estate owned and foreclosed assets	$15,868	$23,592

Changes in the net carrying amount of other real estate owned and repossessed assets for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$21,977	$29,057	$29,729	$22,997
Additions	308	7,018	3,278	16,329
Proceeds from sales	(1,348)	(2,469)	(7,581)	(5,553)
Charge-offs against the valuation allowance for other real estate owned, net	(93)	(1,075)	(4,416)	(1,318)
Repossessed assets impairment write-downs	(39)	0	(239)	0
Net (loss) gain on sales	(185)	144	(151)	220
Total other real estate owned and repossessed assets	$20,620	$32,675	$20,620	$32,675
Less valuation allowance for other real estate owned	(4,752)	(7,480)	(4,752)	(7,480)
Balance at end of period	$15,868	$25,195	$15,868	$25,195

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Activity in the valuation allowance for other real estate owned in settlement of loans for the three and nine months ended September 30, 2013 and 2012, respectively, is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of year	$3,999	$7,474	$6,137	$6,977
Provision for other real estate owned	846	1,081	3,031	1,821
Charge-offs	(93)	(1,075)	(4,416)	(1,318)
Balance, end of year	$4,752	$7,480	$4,752	$7,480

The increase in the expense provision for other real estate owned during 2013 primarily related to commercial property located in the Branson area that sold at auction during the second quarter of 2013. These amounts are reflected in other real estate expense in the consolidated statements of operations.

(4)               Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2013 and December 31, 2012 are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized
(in thousands)	cost	gains	losses	Fair value
September 30, 2013
U.S. Treasury	$1,000	$6	$0	$1,006
Government sponsored enterprises	64,089	423	674	63,838
Asset-backed securities	114,966	1,402	2,289	114,079
Obligations of states and political subdivisions	34,299	627	220	34,706
Total available for sale securities	$214,354	$2,458	$3,183	$213,629

December 31, 2012
U.S. Treasury	$2,000	$30	$0	$2,030
Government sponsored enterprises	54,327	853	0	55,180
Asset-backed securities	104,607	3,276	11	107,872
Obligations of states and political subdivisions	33,959	1,222	17	35,164
Total available for sale securities	$194,893	$5,381	$28	$200,246

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

Investment securities that are classified as restricted equity securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $4.0 million and $3.9 million as of September 30, 2013 and December 31, 2012, respectively.

Debt securities with carrying values aggregating approximately $154.5 million and $146.4 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	cost	value
Due in one year or less	$6,432	$6,482
Due after one year through five years	59,976	60,495
Due after five years through ten years	31,843	31,488
Due after ten years	1,137	1,085
Total	99,388	99,550
Asset-backed securities	114,966	114,079
Total available for sale securities	$214,354	$213,629

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2013
Government sponsored enterprises	$27,876	$(674)	$0	$0	$27,876	$(674)
Asset-backed securities	68,464	(2,281)	790	(8)	69,254	(2,289)
Obligations of states and political subdivisions	9,636	(220)	0	0	9,636	(220)
Total	$105,976	$(3,175)	$790	$(8)	$106,766	$(3,183)

(in thousands)
At December 31, 2012
Government sponsored enterprises	$1,044	$0	$0	$0	$1,044	$0
Asset-backed securities	4,729	(11)	0	0	4,729	(11)
Obligations of states and political subdivisions	2,114	(17)	150	0	2,264	(17)
Total	$7,887	$(28)	$150	$0	$8,037	$(28)

The total available for sale portfolio consisted of approximately 350 securities at September 30, 2013. The portfolio included 100 securities having an aggregate fair value of $106.8 million that were in a loss position at September 30, 2013. Securities identified as temporarily impaired which have been in a loss position for 12 months or longer totaled $790,000 at fair value. The $3.2 million aggregate unrealized loss included in accumulated other comprehensive income (loss) at September 30, 2013 was caused by interest rate fluctuations. The total available for sale portfolio consisted of approximately 380 securities at December 31, 2012. The portfolio included 14 securities having an aggregate fair value of $8.0 million that were in a loss position at December 31, 2012. Securities identified as temporarily impaired which have been in a loss position for 12 months or longer totaled $150,000 at fair value. The $28,000 aggregate unrealized loss included in other comprehensive income at December 31, 2012 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at September 30, 2013 and December 31, 2012, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Gross gains realized on sales	$0	$26	$554	$26
Gross losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Net realized gains	$0	$26	$554	$26

(5)               Intangible Assets

Core Deposit Intangible Asset

A summary of amortizable intangible assets at September 30, 2013 and December 31, 2012 is as follows:

(in thousands)	September 30, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangible	$4,795	$(4,795)	$0	$4,795	$(4,660)	$135

Changes in the net carrying amount of core deposit intangible assets for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$0	$337	$135	$543
Additions	0	0	0	0
Amortization	0	(101)	(135)	(307)
Balance at end of period	$0	$236	$0	$236

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

At September 30, 2013 and December 31, 2012, respectively, the Company serviced mortgage loans for others totaling $323.0 million and $310.6 million, respectively. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $214,000 and $674,000, and $211,000 and $637,000, for the three and nine months ended September 30, 2013 and 2012, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The table below presents changes in mortgage servicing rights (MSRs) for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$2,873	$2,666	$2,549	$2,308
Re-measurement to fair value upon election to measure servicing rights at fair value	0	0	0	742
Originated mortgage servicing rights	83	231	444	559
Changes in fair value:
Due to change in model inputs and assumptions (1)	296	96	677	372
Other changes in fair value (2)	(173)	(369)	(591)	(1,357)
Balance at end of period	$3,079	$2,624	$3,079	$2,624

(1)         The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2)         Other changes in fair value reflect changes due to customer payments and passage of time. This also includes a one time adjustment of a $538,000 correction of an immaterial prior period error in 2012 due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years. If the aforementioned was corrected as of December 31, 2011, the balance at the beginning of the nine month period ending September 30, 2012 would have been $1.8 million.

The following key data and assumptions were used in estimating the fair value of the Company’s mortgage servicing rights for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
Weighted-Average Constant Prepayment Rate	10.94%	16.32%
Weighted-Average Note Rate	4.02%	4.38%
Weighted-Average Discount Rate	8.56%	8.01%
Weighted-Average Expected Life (in years)	5.70	3.90

(6)               Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.0% for the three months ended September 30, 2013 compared to 30.9% for the three months ended September 30, 2012. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 31.9% for the nine months ended September 30, 2013 compared to (78.9)% for the nine months ended September 30, 2012. Excluding an immaterial correction of a prior period error of $371,000 and prior year return to provision adjustments, income taxes as a percentage of earnings before income taxes would have been 18.9% for the nine months ended September 30, 2012.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at September 30, 2013 and, therefore, did not establish a valuation reserve.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(7)                     Stockholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The following details the change in the components of the Company’s accumulated other comprehensive (loss) income for the nine months ended September 30, 2013:

			Accumulated
		Unrecognized Net	Other
		Pension and	Comprehensive
	Unrealized Gain	Postretirement	(Loss)
(in thousands)	on Securities	Costs	Income
Balance, December 31, 2012	$3,265	$(1,440)	$1,825
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(343)	0	(343)
Other comprehensive (loss) income, net of reclassification and tax	(3,372)	50	(3,322)
Balance, September 30, 2013	$(450)	$(1,390)	$(1,840)

(8)                     Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Payroll taxes	$266	$278	$832	$857
Medical plans	483	448	1,443	1,346
401k match and profit-sharing	97	(30)	287	276
Pension plan	286	330	858	990
Other	73	69	153	242
Total employee benefits	$1,205	$1,095	$3,573	$3,711

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

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company has not made any contributions to the defined benefit plan for the current plan year through November 14, 2013. The minimum required contribution for the 2013 plan year is estimated to be $665,000. The Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2013.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive (Loss) Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2013	2012
Service cost—benefits earned during the year	$1,211	$1,168
Interest costs on projected benefit obligations	645	668
Expected return on plan assets	(820)	(776)
Expected administrative expenses	0	40
Amortization of prior service cost	78	78
Amortization of unrecognized net loss	30	46
Net periodic pension expense	$1,144	$1,224

Pension expense - three months ended September 30, (actual)	$286	$330
Pension expense - nine months ended September 30, (actual)	$858	$990

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

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	(000)

Outstanding at beginning of period *	223,951	$23.74
Granted	0	0.00
Exercised	0	0.00
Forfeited	0	0.00
Expired	(36,181)	21.67
Outstanding at September 30, 2013	187,770	$24.13	2.8	$0
Exercisable at September 30, 2013	173,253	$24.31	2.6	$0

* Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2013.

Total stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $5,000 and $7,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $14,000 and $27,000, respectively. As of September 30, 2013, the total unrecognized compensation expense related to non-vested stock awards was $55,000 and the related weighted average period over which it is expected to be recognized is approximately 2 years.

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

Participating in this program included the Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 287,133 shares of common stock (see below for additional information) to the U.S. Department of Treasury in exchange for $30.3 million. On May 9, 2012, the Company redeemed 12,000 shares of preferred stock from the U.S. Department of Treasury by repaying $12.0 million of the $30.3 million CPP funds along with $140,000 of accrued and unpaid dividends on the shares redeemed. Related to these shares was an additional $300,000 of accretion that was recognized at the time of the redemption. On May 15, 2013, the Company redeemed the remaining 18,255 shares of preferred stock from the U.S. Department of Treasury by repaying the $18.3 million of the CPP funds along with $228,187 of accrued and unpaid dividends on the shares redeemed. Related to these shares was an additional $182,209 of accretion that was recognized at the time of the redemption.

The common stock warrant was repurchased by the Company on June 11, 2013 pursuant to a letter agreement between the Treasury and the Company for a total repurchase price of $540,000, or $1.88 per warrant share. The repurchase price was based on the fair market value of the warrant as agreed upon by the Company and the Treasury. The repurchase of the warrant ends the Company’s participation in the U.S Treasury Department’s CPP. For the nine months ended September 30, 2013, the Company had declared and paid $456,000 of dividends and recognized $278,000 of accretion of the discount on preferred stock.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(11)              Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Basic earnings per common share:
Net income	$1,569	$(1,572)	$3,245	$619
Less:
Preferred stock dividends	0	228	337	894
Accretion of discount on preferred stock	0	72	278	587
Net income available to common shareholders	$1,569	$(1,872)	$2,630	$(862)
Basic earnings per share	$0.31	$(0.37)	$0.52	$(0.17)
Diluted earnings per common share:
Net income	$1,569	$(1,572)	$3,245	$619
Less:
Preferred stock dividends	0	228	337	894
Accretion of discount on preferred stock	0	72	278	587
Net income available to common shareholders	$1,569	$(1,872)	$2,630	$(862)
Average shares outstanding	5,032,679	5,032,679	5,032,679	5,032,679
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,032,679	5,032,679	5,032,679	5,032,679
Diluted earnings per share	$0.31	$(0.37)	$0.52	$(0.17)

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

The following options to purchase shares during the three and nine months ended September 30, 2013 and 2012 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. The warrant to purchase common stock was repurchased by the Company on June 11, 2013. See Note 10 for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Anti-dilutive shares - option shares	187,770	223,951	187,770	223,951
Anti-dilutive shares - warrant shares	0	298,618	0	298,618
Total anti-dilutive shares	187,770	522,569	187,770	522,569

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(12)              Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of September 30, 2013 and December 31, 2012, respectively, there were no transfers into or out of Levels 1, Level 2, or Level 3.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Assets:
U.S. treasury	$1,006	$1,006	$0	$0
Government sponsored enterprises	63,838	0	63,838	0
Asset-backed securities	114,079	0	114,079	0
Obligations of states and political subdivisions	34,706	0	34,706	0
Mortgage servicing rights	3,079	0	0	3,079
Total	$216,708	$1,006	$212,623	$3,079

December 31, 2012
Assets:
U.S. treasury	$2,030	$2,030	$0	$0
Government sponsored enterprises	55,180	0	55,180	0
Asset-backed securities	107,872	0	107,872	0
Obligations of states and political subdivisions	35,164	0	35,164	0
Mortgage servicing rights	2,549	0	0	2,549
Total	$202,795	$2,030	$198,216	$2,549

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$2,873	$2,666	$2,549	$0
Transfer into level 3	0	0	0	3,050
Total gains or losses (realized/unrealized):
Included in earnings	123	(273)	86	(985)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issued	83	231	444	559
Settlements	0	0	0	0
Balance at end of period	$3,079	$2,624	$3,079	$2,624

Total gains included in earnings attributable to the change in unrealized gains or losses related to assets still held were $296,000 and $677,000 and $96,000 and $372,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			Input Value
	Quantitative Information about Level 3 Fair Value Measurements		Nine Months Ended September 30,
	Valuation Technique	Unobservable Inputs	2013	2012
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	10.94%	16.32%
		Weighted average discount rate	8.56%	8.01%

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2013, the Company identified $24.0 million of impaired loans that had specific allowances for losses aggregating $4.6 million.

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

For assets measured at fair value on a nonrecurring basis during the first nine months of 2013 and 2012, and still held as of September 30, 2013 and 2012, the following table provides the adjustments to fair value recognized during the respective periods, the level of valuation inputs used to determine each adjustment, and the carrying value of the related individual assets or portfolios at September 30, 2013 and 2012.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
		Quoted Prices
		in Active			Three	Nine
		Markets for	Other	Significant	Months Ended	Months Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2013
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,315	$0	$0	$1,315	$(607)	$(692)
Real estate construction - residential	1,902	0	0	1,902	0	(119)
Real estate construction - commercial	3,990	0	0	3,990	0	0
Real estate mortgage - residential	2,079	0	0	2,079	(81)	(327)
Real estate mortgage - commercial	10,082	0	0	10,082	(376)	(1,363)
Consumer	38	0	0	38	0	0
Total	$19,406	$0	$0	$19,406	$(1,064)	$(2,501)
Other real estate owned and repossessed assets	$15,868	$0	$0	$15,868	$(320)	$(5,006)

September 30, 2012
Assets:
Impaired loans:
Commercial, financial, & agricultural	$876	$0	$0	$876	$(742)	$(791)
Real estate construction - residential	130	0	0	130	0	0
Real estate construction - commercial	5,458	0	0	5,458	0	0
Real estate mortgage - residential	2,311	0	0	2,311	(19)	(564)
Real estate mortgage - commercial	14,607	0	0	14,607	(524)	(1,547)
Consumer	0	0	0	0	0	0
Total	$23,382	$0	$0	$23,382	$(1,285)	$(2,902)
Other real estate owned and repossessed assets	$25,195	$0	$0	$25,195	$(2,778)	$(3,186)

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 is as follows:

			September 30, 2013
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2013		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$24,683	$24,683	$24,683	$0	$0
Federal fund sold and overnight interest-bearing deposits	1,090	1,090	1,090	0	0
Investment in available-for-sale securities	213,629	213,629	1,006	212,623	0
Loans, net	808,788	818,360	0	0	818,360
Investment in FHLB stock	2,355	2,355	0	2,355	0
Mortgage servicing rights	3,079	3,079	0	0	3,079
Cash surrender value - life insurance	2,192	2,192	0	2,192	0
Accrued interest receivable	4,956	4,956	4,956	0	0
	$1,060,772	$1,070,344	$31,735	$217,170	$821,439
Financial Liabilities:
Deposits:
Non-interest bearing demand	$179,959	$179,959	$179,959	$0	$0
Savings, interest checking and money market	412,887	412,887	412,887	0	0
Time deposits	358,632	360,968	0	0	360,968
Federal funds purchased and securities sold under agreements to repurchase	25,007	25,007	25,007	0	0
Subordinated notes	49,486	30,975	0	30,975	0
Federal Home Loan Bank advances	24,013	25,456	0	25,456	0
Accrued interest payable	456	456	456	0	0
	$1,050,440	$1,035,708	$618,309	$56,431	$360,968

			December 31, 2012
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2012		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$31,020	$31,020	$31,020	$0	$0
Federal fund sold and overnight interest-bearing deposits	27,857	27,857	27,857	0	0
Investment in available-for-sale securities	200,246	200,246	2,030	198,216	0
Loans, net	832,142	834,824	0	0	834,824
Investment in FHLB stock	2,278	2,278	0	2,278	0
Mortgage servicing rights	2,549	2,549	0	0	2,549
Cash surrender value - life insurance	2,136	2,136	0	2,136	0
Accrued interest receivable	5,190	5,190	5,190	0	0
	$1,103,418	$1,106,100	$66,097	$202,630	$837,373
Financial Liabilities:
Deposits:
Non-interest bearing demand	$192,271	$192,271	$192,271	$0	$0
Savings, interest checking, and money market	405,702	405,702	405,702	0	0
Time deposits	393,302	397,986	0	0	397,986
Federal funds purchased and securities sold under agreements to repurchase	21,058	21,058	21,058	0	0
Subordinated notes	49,486	13,154	0	13,154	0
Federal Home Loan Bank advances	20,126	20,651	0	20,651	0
Accrued interest payable	909	909	909	0	0
	$1,082,854	$1,051,731	$619,940	$33,805	$397,986

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

(14)              Repurchase Reserve Liability

During the third quarter of 2013, the Company increased its repurchase reserve liability by $150,000 for estimated losses incurred on sold loans that is included in gain on sales of mortgage loans. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. The Company has not experienced any historical repurchase losses although it was notified during the third quarter of 2013 by one of its two investors that fifteen loans which were foreclosed from 2007 to the present are being reviewed for quality control purposes and may result in payments to the investor as reimbursement for losses. The balance of these loans at foreclosure date totaled $1.5 million and because the investor completes the foreclosure process without notifying the Company of the ultimate loss, if any, upon selling the property, the total potential exposure has been estimated based upon reasonable assumptions of the property values at the time of foreclosure and considering private mortgage insurance reimbursements. At September 30, 2013, the Company was servicing approximately 3,100 loans sold to the secondary market with a balance of approximately $323.0 million compared to $310.0 million at December 31, 2012, and $307.0 million at September 30, 2012.

(15)     Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2013, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
(in thousands)	2013	2012
Commitments to extend credit	$137,277	$118,412
Commitments to originate residential first and second mortgage loans	4,252	5,171
Standby letters of credit	2,223	2,995

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2013.

(16)              Pending Litigation

The Company and its subsidiaries are defendants in various legal actions incidental to the Company’s past and current business activities. Based on the Company’s analysis, and considering the inherent uncertainties associated with litigation, management does not believe that it is reasonably possible that these legal actions will materially adversely affect the Company’s consolidated financial condition or results of operations in the near term. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss amount can be estimated.

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

Overview

Through the branch network of its subsidiary bank, the Company, with $1.1 billion in assets at September 30, 2013, provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. The Company also provides a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that the Company provides include automated teller machines, trust services, credit-related insurance, and safe-deposit boxes. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri.

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

Income Taxes

Income taxes are accounted for under the asset / liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in addressing the Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forwards and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, the Company would adjust the recorded value of the deferred tax asset, which would result in a direct charge to income tax expense in the period that the determination was made. Likewise, the Company would reverse the valuation allowance when it is expected to realize the deferred tax asset. In addition, the Company is subject to the continuous examination of its tax returns by the Internal Revenue Service and other taxing authorities. The Company accrues for penalties and interest related to income taxes in income tax expense. As of September 30, 2013, the Company has not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2013 and 2012, respectively. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Per Share Data
Basic earnings per common share	$0.31	$(0.37)	$0.52	$(0.17)
Diluted earnings per common share	0.31	(0.37)	0.52	(0.17)
Dividends paid on preferred stock	—	229	—	975
Accretion of discount on preferred stock	—	72	456	587
Dividends paid on common stock	242	233	726	698
Book value per common share			14.27	14.41
Market price per common share			13.61	8.50
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.54%	(0.54)%	0.37%	0.07%
Return on common stockholders’ equity	8.68%	(9.95)%	4.79%	(1.54)%
Common stockholders’ equity to total assets	6.26%	6.41%	7.04%	6.31%

Efficiency ratio (1)	80.99%	81.07%	82.18%	78.41%

(Based on end-of-period data)
Common stockholders’ equity to assets			6.35%	6.27%
Stockholders’ equity to assets			6.35%	7.81%
Total risk-based capital ratio			15.36%	16.71%
Tier 1 risk-based capital ratio			11.39%	13.36%
Leverage ratio			8.56%	10.09%

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Net interest income	$9,865	$10,122	$(257)	(2.5)%	$29,409	$31,108	$(1,699)	(5.5)%
Provision for loan losses	—	4,700	(4,700)	(100.0)	2,000	7,900	(5,900)	(74.7)
Noninterest income	2,447	2,654	(207)	(7.8)	7,989	7,067	922	13.0
Investment securities gains, net	—	26	(26)	NM	554	26	528	NM
Total noninterest income	2,447	2,680	(233)	(8.7)	8,543	7,093	1,450	20.4
Noninterest expense	9,972	10,378	(406)	(3.9)	31,188	29,955	1,233	4.1
Income before income taxes	2,340	(2,276)	4,616	202.8	4,764	346	4,418	NM
Income tax expense	771	(704)	1,475	209.5	1,519	(273)	1,792	656.4
Net income	$1,569	$(1,572)	$3,141	(199.8)%	$3,245	$619	$2,626	424.2%
Less: preferred dividends	—	228	(228)	(100.0)	337	894	(557)	(62.3)
and accretion of discount	—	72	(72)	(100.0)	278	587	(309)	(52.6)
Total	—	300	(300)	(100.0)	615	1,481	(866)	(58.5)
Net income available to common shareholders	$1,569	$(1,872)	$3,441	(183.8)%	$2,630	$(862)	$3,492	(405.1)%

Consolidated net income of $1.6 million for the quarter ended September 30, 2013 increased $3.1 million compared to a consolidated net loss of $1.6 million for the quarter ended September 30, 2012. Net income available to common shareholders for the quarter ended September 30, 2013 was $1.6 million, or $0.31 per diluted common share, compared to a net loss available to common shareholders of $1.9 million, or $(0.37) per diluted common share for the quarter ended September 30, 2012. For the quarter ended September 30, 2013, the return on average assets was 0.54%, the return on average common stockholders’ equity was 8.68%, and the efficiency ratio was 80.99%.

For the nine months ended September 30, 2013, consolidated net income was $3.2 million compared to $619,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, net income available to common shareholders was $2.6 million, or $0.52 per diluted common share, compared to a net loss available to common shareholders of $862,000, or $(0.17) per diluted common share, for the nine months ended September 30, 2012. The lower level of dividends and accretion for the three and nine months ended September 30, 2013 resulted from the Company’s redemption of the remaining 18,255 shares of preferred stock issued under the U.S. Treasury’s CPP program on May 15, 2013. For the nine months ended September 30, 2013, the return on average assets was 0.37%, the return on average common stockholders’ equity was 4.79%, and the efficiency ratio was 82.18%.

Net interest income, on a tax equivalent basis, decreased 2.6% to $10.0 million for the quarter ended September 30, 2013 compared to $10.3 million for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, net interest income decreased 5.5% to $29.8 million compared to $31.5 million for the nine months ended September 30, 2012. These decreases were primarily a result of a decrease in the net interest margin due to a decrease in the Company’s average earning assets partially offset by a decrease in average cost of deposits. The net interest margin decreased to 3.74% and 3.68% for the three and nine months ended September 30, 2013 respectively, compared to 3.80% and 3.85% for the three and nine months ended September 30, 2012, respectively.

The lower provision for loan losses for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 was primarily a result of the improving credit quality in the Company’s historical loss analysis and reduced levels of nonperforming loans. Net charge-offs for the quarter ended September 30,

2013, were $1.1 million, or 0.17% of average loans compared to $3.1 million, or 0.37% of average loans for the quarter ended September 30, 2012. Net charge-offs for the nine months ended September 30, 2013, were $2.6 million, or 0.40% of average loans compared to $4.8 million, or 0.57% of average loans for the nine months ended September 30, 2012. Non-performing assets were 4.67% of total assets at September 30, 2013 compared to 5.33% at December 31, 2012, and 5.82% at September 30, 2012.

Noninterest income decreased $233,000, or 8.7%, for the quarter ended September 30, 2013 and increased $1.4 million, or 20.4%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. These changes are discussed in greater detail below under Noninterest Income.

Noninterest expense decreased $406,000, or 3.9 percent, for the quarter ended September 30, 2013, and increased  $1.2 million, or 4.1%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. These increases are discussed in greater detail below under Noninterest Expense.

Business Events

On June 11, 2013 the common stock warrant issued under the U.S Treasury Department’s CPP program was repurchased by the Company pursuant to a letter agreement between the Treasury and the Company for a total repurchase price of $540,000, or $1.88 per warrant share. The repurchase price was based on the fair market value of the warrant as agreed upon by the Company and the Treasury. The repurchase of the warrant ends the Company’s participation in the U.S Treasury Department’s CPP.

On July 1, 2013, the Company distributed a four percent stock dividend for the fifth consecutive year to common shareholders of record at the close of business on June 15, 2013. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month and nine month periods ended September 30, 2013 and September 30, 2012, respectively.

	Three Months Ended September 30,
	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$135,428	$1,641	4.81%	$126,092	$1,620	5.11%
Real estate construction - residential	23,679	263	4.41	21,087	225	4.24
Real estate construction - commercial	47,691	529	4.40	43,697	463	4.22
Real estate mortgage - residential	218,365	2,746	4.99	221,191	2,842	5.11
Real estate mortgage - commercial	383,975	4,661	4.82	401,649	5,311	5.26
Consumer	22,061	370	6.65	27,474	448	6.49
Total loans	$831,199	$10,210	4.87%	$841,190	$10,909	5.16%
Investment securities: (3)
U.S. treasury	$1,009	$3	1.18%	$2,041	$8	1.56%
Government sponsored enterprises	64,455	199	1.22	69,656	231	1.32
Asset backed securities	116,223	660	2.25	118,773	765	2.56
State and municipal	34,905	328	3.73	34,790	346	3.96
Total investment securities	$216,592	$1,190	2.18%	$225,260	$1,350	2.38%
Restricted investments	4,074	21	2.05	4,287	23	2.13
Federal funds sold and other overnight interest-bearing deposits	8,117	6	0.29	4,112	6	0.58
Total interest earning assets	$1,059,982	$11,427	4.28%	$1,074,849	$12,288	4.55%
All other assets	100,452			108,898
Allowance for loan losses	(15,423)			(15,471)
Total assets	$1,145,011			$1,168,276
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$184,912	$118	0.25%	$176,904	$136	0.31%
Savings	76,849	21	0.11	67,162	18	0.11
Money market	160,865	99	0.24	152,488	111	0.29
Time deposits of $100,000 and over	117,945	224	0.75	127,565	297	0.93
Other time deposits	247,349	535	0.86	278,305	980	1.40
Total time deposits	$787,920	$997	0.50%	$802,424	$1,542	0.76%
Federal funds purchased and securities sold under agreements to repurchase	22,335	7	0.12	24,170	7	0.12
Subordinated notes	49,486	323	2.59	49,486	346	2.78
Federal Home Loan Bank advances	24,837	106	1.69	28,258	134	1.89
Total borrowings	$96,658	$436	1.79%	$101,914	$487	1.90%
Total interest bearing liabilities	$884,578	$1,433	0.64%	$904,338	$2,029	0.89%
Demand deposits	180,497			163,538
Other liabilities	8,209			7,697
Total liabilities	1,073,284			1,075,573
Stockholders’ equity	71,727			92,703
Total liabilities and stockholders’ equity	$1,145,011			$1,168,276
Net interest income (FTE)		9,994			10,259
Net interest spread			3.64%			3.66%
Net interest margin			3.74%			3.80%

(1)         Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $129,000 and $137,000 for the three months ended September 30, 2013 and 2012, respectively.

(2)         Non-accruing loans are included in the average amounts outstanding.

(3)         Average balances are based on amortized cost.

(4)         Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$131,525	$4,846	4.93%	$127,634	$4,913	5.14%
Real estate construction - residential	23,467	790	4.50	21,058	928	5.89
Real estate construction - commercial	46,173	1,653	4.79	42,967	1,382	4.30
Real estate mortgage - residential	218,226	8,274	5.07	217,919	8,841	5.42
Real estate mortgage - commercial	392,609	14,401	4.90	404,826	15,709	5.18
Consumer	23,579	1,118	6.34	28,176	1,374	6.51
Total loans	$835,579	$31,082	4.97%	$842,580	$33,147	5.25%
Investment securities: (3)
U.S. treasury	$1,503	$17	1.51%	$2,053	$24	1.56%
Government sponsored enterprises	68,147	613	1.20	73,771	796	1.44
Asset backed securities	119,349	2,026	2.27	115,227	2,363	2.74
State and municipal	35,168	989	3.76	34,092	1,058	4.15
Total investment securities	$224,167	$3,645	2.17%	$225,143	$4,241	2.52%
Restricted investments	4,036	62	2.05	4,308	79	2.45
Federal funds sold and other overnight interest-bearing deposits	17,388	35	0.27	20,294	42	0.28
Total interest earning assets	$1,081,170	$34,824	4.31%	$1,092,325	$37,509	4.59%
All other assets	102,849			104,223
Allowance for loan losses	(15,229)			(14,707)
Total assets	$1,168,790			$1,181,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$195,178	$403	0.28%	$186,933	$529	0.38%
Savings	74,751	59	0.11	65,862	56	0.11
Money market	159,602	290	0.24	152,090	334	0.29
Time deposits of $100,000 and over	118,515	706	0.80	130,887	833	0.85
Other time deposits	261,701	2,274	1.16	278,305	2,769	1.33
Total time deposits	$809,747	$3,732	0.62%	$814,077	$4,521	0.74%
Federal funds purchased and securities sold under agreements to repurchase	19,997	17	0.11	23,271	17	0.10
Subordinated notes	49,486	963	2.60	49,486	1,045	2.82
Federal Home Loan Bank advances	23,003	315	1.83	28,323	402	1.90
Total borrowings	$92,486	$1,295	1.87%	$101,080	$1,464	1.93%
Total interest bearing liabilities	$902,233	$5,027	0.74%	$915,157	$5,985	0.87%
Demand deposits	176,861			160,765
Other liabilities	7,424			8,086
Total liabilities	1,086,518			1,084,008
Stockholders’ equity	82,272			97,833
Total liabilities and stockholders’ equity	$1,168,790			$1,181,841
Net interest income (FTE)		29,797			31,524
Net interest spread			3.57%			3.72%
Net interest margin			3.68%			3.85%

(1)         Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $388,000 and $416,000 for the nine months ended September 30, 2013 and 2012, respectively.

(2)         Non-accruing loans are included in the average amounts outstanding.

(3)         Average balances are based on amortized cost.

(4)        Fees and costs on loans are included in interest income.

Rate and volume analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2013 compared to September 30, 2012. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$21	$116	$(95)	$(67)	$147	$(214)
Real estate construction - residential	38	29	9	(138)	98	(236)
Real estate construction - commercial	66	43	23	271	108	163
Real estate mortgage - residential	(96)	(36)	(60)	(567)	12	(579)
Real estate mortgage - commercial	(650)	(227)	(423)	(1,308)	(465)	(843)
Consumer	(78)	(90)	12	(256)	(219)	(37)
Investment securities: (3)
U.S. treasury	(5)	(3)	(2)	(7)	(6)	(1)
Government sponsored entities	(32)	(16)	(16)	(183)	(58)	(125)
Asset backed securities	(105)	(16)	(89)	(337)	82	(419)
State and municipal	(18)	1	(19)	(69)	32	(101)
Restricted investments	(2)	(1)	(1)	(17)	(5)	(12)
Federal funds sold and other over-night Interest bearing deposits	—	4	(4)	(7)	(6)	(1)
Total interest income	(861)	(196)	(665)	(2,685)	(280)	(2,405)
Interest expense:
NOW accounts	(18)	6	(24)	(126)	22	(148)
Savings	3	3	—	3	8	(5)
Money market	(12)	6	(18)	(44)	15	(59)
Time deposits of $100,000 and over	(73)	(21)	(52)	(127)	(76)	(51)
Other time deposits	(445)	(100)	(345)	(495)	(158)	(337)
Federal funds purchased and securities sold under agreements to repurchase	—	(1)	1	—	(2)	2
Subordinated notes	(23)	—	(23)	(82)	—	(82)
Federal Home Loan Bank advances	(28)	(15)	(13)	(87)	(74)	(13)
Total interest expense	(596)	(122)	(474)	(958)	(265)	(693)
Net interest income on a fully taxable equivalent basis	$(265)	$(74)	$(191)	$(1,727)	$(15)	$(1,712)

(1)         Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $129,000 and $137,000 for the three months ended September 30, 2013 and 2012, respectively, and $388,000 and $416,000 for the nine months ended September 30, 2013 and 2012, respectively.

(2)         Non-accruing loans are included in the average amounts outstanding.

(3)         Average balances are based on amortized cost.

(4)         Fees and costs on loans are included in interest income.

Financial results for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 reflected a decrease in net interest income, on a tax equivalent basis, of $265,000, or 2.6%, and $1.7 million, or 5.5%, respectively. The decreases in net interest income are primarily due to lower average earning asset levels and continued contraction of the net interest margin resulting from the prolonged low interest rate environment. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis)

decreased to 3.74% and 3.68% for the three and nine months ended September 30, 2013, respectively, compared to 3.80% and 3.85% for the three and nine months ended September 30, 2012, respectively.

Average interest-earning assets decreased $14.8 million, or 1.3%, to $1.06 billion for the quarter ended September 30, 2013 compared to $1.07 billion for the quarter ended September 30, 2012, and average interest bearing liabilities decreased $19.7 million, or 2.2%, to $884.6 million for the quarter ended September 30, 2013 compared to $904.3 million for the quarter ended September 30, 2012.

Average interest-earning assets decreased $11.1 million, or 1.0%, to $1.08 billion for the nine months ended September 30, 2013 compared to $1.09 billion for the nine months ended September 30, 2012, and average interest bearing liabilities decreased $12.9 million, or 1.4%, to $902.2 million for the nine months ended September 30, 2013 compared to $915.1 million for the nine months ended September 30, 2012.

Total interest income decreased to $11.4 million and $34.8 million for the three and nine months ended September 30, 2013, respectively, compared to $12.3 million and $37.5 million for the three and nine months ended September 30, 2012, respectively. The Company’s rates earned on interest earning assets wer 4.28% and 4.31% for the three and nine months ended September 30, 2013, respectively, compared to 4.55% and 4.59% for the three and nine months ended September 30, 2012, respectively.

Interest income on loans decreased 6.4% to $10.2 million for the quarter ended September 30, 2013 compared to $10.9 million for the quarter ended September 30, 2012. Average loans outstanding decreased $10.0 million, or 1.2%, to $831.2 million for the quarter ended September 30, 2013 compared to $841.1 million for the quarter ended September 30, 2012. The average yield on loans receivable decreased to 4.87% during the quarter ended September 30, 2013 compared to 5.16% for the quarter ended September 30, 2012 primarily as a result of decreasing market interest rates.

For the nine months ended September 30, 2013, interest income on loans decreased 6.2% to $31.1 million compared to $33.1 million for the nine months ended September 30, 2012. Average loans outstanding decreased $7.0 million, or 0.8%, to $835.6 million for the nine months ended September 30, 2013 compared to $842.6 million for the nine months ended September 30, 2012. The average yield on loans decreased to 4.97% for the nine months ended September 30, 2013 compared to 5.25% for the nine months ended September 30, 2012. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense decreased to $1.4 million and $5.0 million for the three and nine months ended September 30, 2013, respectively, compared to $2.0 million and $6.0 million for the three and nine months ended September 30, 2012, respectively. The Company’s rates paid on interest bearing liabilities was 0.64% and 0.74% for the three and nine months ended September 30, 2013, respectively, compared to 0.89% and 0.87% for the three and nine months ended September 30, 2012, respectively. On January 1, 2012, the Company recorded a $368,000 credit to interest expense on time deposits for imputed capitalized interest not accounted for during the time period of 2004 through 2011 on the construction of the Company’s new bank buildings. This is considered a correction of an immaterial prior period error. Without this credit to interest expense, rates paid on interest bearing liabilities would have been approximately 0.92% for the nine months ended September 30, 2012.  See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $997,000 for the quarter ended September 30, 2013 compared to $1.5 million for the quarter ended September 30, 2012. Average time deposits decreased $14.5 million, or 1.8%, to $787.9 million for the quarter ended September 30, 2013 compared to $802.4 million for the quarter ended September 30, 2012. The average cost of deposits decreased to 0.50% during the quarter ended September 30, 2013 compared to 0.76% for the quarter ended September 30, 2012 primarily as a result of lower market interest rates, and approximately $23.0 million from a 58 month 6.05% certificate of deposit special that matured during the third quarter of 2013.

For the nine months ended September 30, 2013, interest expense on deposits decreased to $3.7 million compared to $4.5 million for the nine months ended September 30, 2012. Average time deposits decreased $4.3 million, or 0.5%, to $809.7 million for the nine months ended September 30, 2013 compared to $814.1 million for the nine months ended September 30, 2012. The cost of deposits decreased to 0.62% for the nine months ended September 30, 2012 to 0.74% for the nine months ended September 30, 2013.

Interest expense on borrowings decreased to $436,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively, compared to $487,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively. Average borrowings decreased $5.2 million to $96.6 million for the three months ended September 30, 2013 compared to $101.9 million for the three months ended September 30, 2012, and decreased $8.6 million to $92.5 million for the nine months ended September 30, 2013 compared to $101.1 million for the nine months ended September 30, 2012. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,463	$1,360	$103	$7.6%	$4,213	$4,067	$146	$3.6%
Trust department income	179	234	(55)	(23.5)	598	670	(72)	(10.7)
Real estate servicing fees, net	338	(62)	400	(645.2)	760	(348)	1,108	(318.4)
Gain on sales of mortgage loans	175	779	(604)	(77.5)	1,515	1,773	(258)	(14.6)
Gain on sales of investment securities	0	26	(26)	NM	554	26	528	NM
Other	292	343	(51)	(14.9)	903	905	(2)	(0.2)
Total non-interest income	$2,447	$2,680	$(233)	$(8.7)%	$8,543	$7,093	$1,450	$20.4%

Non-interest income as a % of total revenue *	19.9%	20.9%			22.5%	18.6%
Total revenue per full time equivalent employee	$35.6	$36.6			$109.7	$109.1

* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $233,000, or 8.7%, to $2.4 million for the quarter ended September 30, 2013 compared to $2.7 million for the quarter ended September 30, 2012, and increased $1.4 million, or 20.4%, to $8.5 million for the nine months ended September 30, 2013 compared to $7.1 million for the nine months ended September 30, 2012. On January 1, 2012, the Company opted to measure mortgage servicing rights (MSRs) at fair value as permitted by Accounting Standards Codification (ASC) Topic 860-50 Accounting for Servicing Financial Assets. The election of this option resulted in the recognition of a cumulative effect of change in accounting principle of $459,890, which was recorded as an increase to beginning retained earnings, as further described in Note 5 to the consolidated financial statements. As such, effective January 1, 2012, the change in the fair value of mortgage servicing rights is recognized in earnings as other noninterest income for the period in which the change occurs.

Real estate servicing fees, net increased $400,000 to $338,000 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and increased $1.1 million to $760,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Net real estate servicing fees include mortgage loan servicing fees and the gains or losses due to the change in fair value of MSRs arising from inputs and assumptions. Mortgage loan servicing fees earned on loans sold were $214,000 and $674,000 for the three months and nine months ended September 30, 2013, respectively, compared to $211,000 and $637,000 for the comparable 2012 periods, respectively. Total gains or losses recognized were $123,000 and $86,000 for the three and nine months ended September 30, 2013, respectively, compared to ($273,000) and ($985,000) for the comparable 2012 periods. The net losses recognized in 2012 included a one time adjustment of $538,000 correction of an immaterial prior period error due to changing from the straight-line amortization method to an accelerated amortization method of accounting for amortizing MSRs in prior years.

Gain on sales of mortgage loans decreased $604,000 to $175,000 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and decreased $258,000 to $1.5 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The Company’s loans sold decreased from $27.3 million for the quarter ended September 30, 2012 to $12.6 million for the quarter ended September 30, 2013, and decreased from $68.5 million for the nine months ended September 30, 2012 to $63.4 million for the nine months ended September 30, 2013. Refinancing activity impacting both the volume of loans sold and gains recognized began to slow down during the third quarter of 2013 due to rising interest rates. During the third quarter of 2013, the Company increased its repurchase reserve liability by $150,000 for estimated losses incurred on sold loans that is included in total gain on sales of mortgage loans. The Company was servicing $323.0 million of mortgage loans at September 30, 2013 compared to $306.5 million at September 30, 2012.

Gain on sale of investment securities During the nine months ended September 30, 2013, the Company received $22,115,000 from proceeds on sales of available-for-sale debt securities and recognized gains of $554,000. These transactions were the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Non-interest Expense
Salaries	$3,658	$3,666	$(8)	$(0.2)%	$11,023	$10,754	$269	$2.5%
Employee benefits	1,205	1,095	110	10.0	3,573	3,711	(138)	(3.7)
Occupancy expense, net	695	666	29	4.4	1,973	1,953	20	1.0
Furniture and equipment expense	474	431	43	10.0	1,438	1,403	35	2.5
FDIC insurance assessment	253	249	4	1.6	753	752	1	0.1
Legal, examination, and professional fees	207	284	(77)	(27.1)	727	880	(153)	(17.4)
Advertising and promotion	310	288	22	7.6	907	750	157	20.9
Postage, printing, and supplies	308	274	34	12.4	854	817	37	4.5
Processing expense	749	888	(139)	(15.7)	2,758	2,667	91	3.4
Other real estate expense	1,265	1,725	(460)	(26.7)	4,437	3,174	1,263	39.8
Other	848	812	36	4.4	2,745	3,094	(349)	(11.3)
Total non-interest expense	$9,972	$10,378	$(406)	$(3.9)%	$31,188	$29,955	$1,233	$4.1%

Efficiency ratio	81.0%	81.1%			82.2%	78.4%
Salaries and benefits as a % of total non-interest expense	48.8	45.9			46.8	48.3
Number of full-time equivalents employees	346	350			346	350

Total non-interest expense decreased $406,000, or 3.9%, to $10.0 million for the quarter ended September 30, 2013 compared to the quarter September 30, 2012, and increased $1.2 million, or 4.1%, to $31.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Employee benefits increased $110,000, or 10.0%, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and decreased $138,000, or 3.7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in the current quarter over the prior year quarter primarily resulted from an $83,000 increase in estimated profit sharing and pension expense accruals and a $35,000 increase in medical insurance premiums. The decrease in the nine months ended September 30, 2013 over the nine months ended September 30, 2012 primarily resulted from a $121,000 decrease in estimated profit sharing and pension expense accruals and an $89,000 decrease in other employee benefits, partially offset by a $97,000 increase in medical insurance premiums.

Legal, examination, and professional fees decreased $77,000, or 27.1%, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and decreased $153,000, or 17.4%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease for the quarter ended September 30, 2013 over the quarter ended September 30, 2012 primarily consisted of a $22,000 decrease in legal fees and a $27,000 decrease in consulting fees, and a $30,000 decrease in audit fees. The decrease for the nine months ended September 30, 2013 over the nine months ended September 30, 2012 primarily consisted of an $85,000 decrease in legal fees and a $72,000 decrease in audit fees that was partially offset by a $7,000 increase in consulting fees. The decrease in legal fees for the three and nine months ended September 30, 2013 over the comparable periods 2012, was primarily a result of a decrease in litigation fees related to two legal suits incurred during the first nine months of 2012. The decrease in auditing fees was primarily due to nonrecurring fees incurred in 2012 for tax and fair value analysis. The increase in consulting fees during the nine months ended September 30, 2013 was primarily due to a deposit product review project and various additional new consulting projects.

Advertising and promotion increased $22,000, or 7.6%, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and increased $157,000, or 20.9%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase for both the three and nine months ended September 30, 2013 was primarily due to additional advertising projects and payment for several sponsorships and promotional items that were not incurred during 2012.

Processing expense decreased $139,000, or 15.7%, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and increased $91,000, or 3.4% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease quarter over quarter was primarily due to contract savings resulting in lower core processing expenses. The increase in processing expense during the nine months ended September 30, 2013 was primarily due to a one time consulting fee incurred to negotiate reduced future core processing expenses. A portion of this fee is being amortized over the new contract period with the Company’s core processing vendor.

Other real estate (ORE) expense decreased $460,000, or 26.7%, to $1.3 million for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and increased $1.3 million, or 39.8%, to $4.4 million for the nine months ended September 30, 2013 compared to September 30, 2012. The expense provision for valuation write-downs taken on ORE was $847,000 and $3.1 million for the three and nine months ended September 30, 2013, respectively, compared to $1.1 million and $1.8 million for the three and nine months ended September 30, 2012, respectively. The significant increase in the expense provision during 2013 primarily related to two hotels located in the Branson area that were sold at auction during the second quarter of 2013. Expenses incurred to maintain foreclosed properties were $260,000 and $1.3 million for the three months and nine months ended September 30, 2013, respectively, compared to $786,000 and $1.6 million for the same periods in 2012. The Company began to see a decrease in operating costs during the third quarter of 2013 due to the sale of the hotels.

Other non-interest expense increased $36,000, or 4.4%, for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012, and decreased $349,000, or 11.3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase for the quarter ended September 30, 2013 was primarily due to a $54,000 increase in debit card charge-offs, an $80,000 increase in repossessed asset and loan expenses, partially offset by a $100,000 decrease in CDI amortization. The decrease for the nine months ended September 30, 2013 was primarily due to two property donations totaling $309,000 to charitable organizations during the first and second quarter of 2012 that were both in other real estate owned, and $179,000 decrease in CDI amortization. These decreases were partially offset by $239,000 impairment write-downs on repossessed assets taken in the second and third quarter of 2013.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.0% for the quarter ended September 30, 2013 compared to 30.9% for the quarter ended September 30, 2012. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 31.9% for the nine months ended September 30, 2013 compared to (78.9)% for the nine months ended September 30, 2012. Excluding an immaterial correction of a prior period error of $371,000, income taxes as a percentage of earnings before income taxes would have been 18.9% for the nine months ended September 30, 2012. The Company had not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions as of September 30, 2013 and 2012.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 71.5% of total assets as of September 30, 2013 compared to 70.4% as of December 31, 2012.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,		December 31,
(In thousands)	2013		2012
Commercial, financial, and agricultural	$132,923	16.2%	$130,040	15.4%
Real estate construction - residential	23,664	2.9	22,177	2.6
Real estate construction - commercial	48,489	5.9	43,486	5.1
Real estate mortgage - residential	220,174	26.8	221,223	26.1
Real estate mortgage - commercial	375,876	45.7	405,092	47.8
Installment loans to individuals	21,916	2.5	24,966	3.0
Total loans	$823,042	100.0%	$846,984	100.0%

The Company’s loan portfolio decreased $23.4 million, or 2.8%, from December 31, 2012 to September 30, 2013. During the nine months ended September 30, 2013 there were no significant increases in loan demand.

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the nine months ended September 30, 2013, the Company sold approximately $63.4 million of loans to investors compared to $68.5 million for the nine months ended September 30, 2012. At September 30, 2013, the Company was servicing approximately $323.0 million of loans sold to the secondary market compared to $310.0 million at December 31, 2012, and $307.0 million at September 30, 2012.

Real estate mortgage loans retained in the Company’s portfolio generally include provisions for rate adjustments at one to five year intervals. Commercial loans and real estate construction loans generally have maturities of less than one year. Installment loans to individuals are primarily fixed rate loans with maturities from one to five years.

Risk Elements of the Loan Portfolio

Management, the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2.0 million in aggregate and all adversely classified credits identified by management are reviewed. In addition, all other loans are reviewed on a sample basis. The senior loan committee reviews and reports to the board of directors, on a monthly basis, past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered necessary by management to provide for probable losses inherent in the loan portfolio.

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Nonaccrual loans:
Commercial, financial, and agricultural	$2,028	$1,335
Real estate construction - residential	2,255	2,497
Real estate construction - commercial	7,101	7,762
Real estate mortgage - residential	4,372	5,330
Real estate mortgage - commercial	12,591	13,938
Installment loans to individuals	263	219
Total	$28,610	$31,081

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$15	$0
Real estate construction - residential	0	0
Real estate construction - commercial	0	0
Real estate mortgage - residential	377	0
Real estate mortgage - commercial	0	0
Installment loans to individuals	14	6
Total	$406	$6
Troubled debt restructurings - accruing	7,566	8,282
Total nonperforming loans	36,582	39,369
Other real estate owned	15,664	23,124
Foreclosed assets	204	468
Total nonperforming assets	$52,450	$62,961

Loans	$823,042	$846,984
Allowance for loan losses to loans	1.73%	1.75%
Nonperforming loans to loans	4.44%	4.65%
Allowance for loan losses to nonperforming loans	38.96%	37.70%
Nonperforming assets to loans, other real estate owned and foreclosed assets	6.25%	7.23%

Total nonperforming assets decreased $10.5 million, or 16.7%, from December 30, 2012 to September 30, 2013. As detailed below, this decrease includes a decrease of $7.7 million, or 32.7%, due to sales and impairment write-downs of other real estate owned and repossessed assets, a $2.5 million, or 7.9%, decrease in nonaccrual loans, and a $716,000, or 8.6%, decrease in accruing troubled debt restructurings (TDRs).

Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $36.6 million, or 4.44%, of total loans at September 30, 2013 compared to $39.3 million, or 4.65%, of total loans at December 31, 2012.

It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest due has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $660,000 and $966,000 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, approximately $26.7 million and $17.6 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2013 and December 31, 2012, respectively.

Total non-accrual loans at September 30, 2013 decreased $2.5 million to $28.6 million from December 31, 2012. This decrease primarily consisted of a $2.3 million decrease in real estate mortgage non-accrual loans and a net decrease of $661,000 in real estate construction loans. This decrease was partially offset by a $693,000 increase in commercial, financial, and agricultural loans. At September 30, 2013 and December 31, 2012, real estate mortgage — commercial non-accrual loans made up 45% of total non-accrual loans.

Loans past due 90 days and still accruing interest at September 30, 2013 increased $400,000 to $406,000 from December 31, 2012. Other real estate owned and repossessed assets at September 30, 2013 decreased $7.7 million to $15.9 million from December 31, 2012 primarily due to the sale of two hotels located in the Branson area and land held in foreclosed property in the Company’s real-estate subsidiary. During the nine months ended September 30, 2013, $3.3 million of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets, and a net $3.0 million additional provision to the valuation allowance was recorded to reflect current fair values compared to a $1.8 million provision during the nine months ended September 30, 2012.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2013			December 31, 2012
(In thousands)	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
TDRs - Accrual
Commercial, financial and agricultural	9	$2,364	$100	12	$2,820	$104
Real estate mortgage - residential	4	844	69	3	440	94
Real estate mortgage - commercial	4	4,358	211	6	5,022	111
Total TDRs - Accrual	17	$7,566	$380	21	$8,282	$309
TDRs - Non-accrual
Commercial, financial and agricultural	3	$115	$10	2	$201	$14
Real estate construction - commercial	2	4,555	250	5	5,693	468
Real estate mortgage - residential	5	643	90	9	1,177	142
Real estate mortgage - commercial	9	6,349	604	12	6,966	611
Consumer	2	44	6	2	44	0
Total TDRs - Non-accrual	21	$11,706	$960	30	$14,081	$1,235
Total TDRs	38	$19,272	$1,340	51	$22,363	$1,544

At September 30, 2013, loans classified as TDRs totaled $19.3 million, of which $11.7 million were on non-accrual status and $7.6 million were on accrual status. At December 31, 2012, loans classified as TDRs totaled $22.4 million, of which $14.1 million were on non-accrual status and $8.3 million were on accrual status. The $3.1 million net decrease in total TDRs from December 31, 2012 was a primarily due to $504,000 charged off and approximately $2.7 million of payments received. The increase in TDRs classified as real estate mortgage - residential accruing loans primarily related to one new loan relationship modified to interest only payments. The decrease in TDRs classified as real estate mortgage - commercial accruing loans consisted of one loan relationship that transferred from accruing TDRs to non-accrual TDRs. The decrease in real estate construction and real estate mortgage non-accrual TDRs is primarily related to $1.8 million in payoffs due to property sales.

Provision and Allowance for Loan Losses

As mentioned above, the Company is continuing to recover from the deterioration of collateral values during the prior and current economic conditions. Current appraisals are being obtained and management has adjusted the provision to reflect the amounts determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses was $14.2 million, or 1.73%, of loans outstanding at September 30, 2013 compared to $14.8 million, or 1.75%, of loans outstanding at December 31, 2012, and $16.9 million, or 2.01%, of loans outstanding at September 30, 2012.

The following table summarizes loan loss experience for the periods ended as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Analysis of allowance for loan losses:
Balance beginning of period	$15,358	$15,314	$14,842	$13,809
Net charge-offs (recoveries):
Commercial, financial, and agricultural	453	724	552	713
Real estate construction - residential	—	—	119	(67)
Real estate construction - commercial	135	—	133	(23)
Real estate mortgage - residential	329	22	670	508
Real estate mortgage - commercial	144	2,270	999	3,449
Installment loans to individuals	43	78	115	209
Net charge-offs	1,104	3,094	2,588	4,789
Provision for loan losses	—	4,700	2,000	7,900
Balance end of period	$14,254	$16,920	$14,254	$16,920

Net Loan Charge-offs

The Company’s net loan charge-offs were $1.1 million, or 0.17% of average loans, for the quarter ended September 30, 2013 compared to net loan charge-offs of $3.1 million, or 0.37% of average loans, for the quarter ended September 30, 2012. Real estate mortgage — residential net charge-offs represented 35% of total net charge-offs during the three months ended September 30, 2013 compared to 46% of total net charge-offs during the three months ended September 30, 2012. Commercial, financial, and agricultural net charge-offs increased to 42% of total net charge-offs during the three months ended September 30, 2013 compared to 5% of net charge-offs during the three months ended September 30, 2012, and real estate mortgage - commercial net charge-offs decreased to 9% of total net charge-offs during the three months ended September 30, 2013 compared to 48% of total net charge-offs during the three months ended September 30, 2012.

The Company’s net loan charge-offs were $2.6 million, or 0.40% of average loans, for the nine months ended September 30, 2013 compared to net loan charge-offs of $4.8 million, or 0.57% of average loans, for the nine months ended September 30, 2012. Real estate mortgage - commercial net charge-offs represented 58% of total net charge-offs during the nine months ended September 30, 2013 compared to 70% of total net charge-offs during the nine months ended September 30, 2012.  Real estate mortgage — residential net charge-offs remained consistent at 23% of total net charge-offs during the nine months ended September 30, 2013 compared to 29% of total net charge-offs during the nine months ended September 30, 2012.

Provision

The provision for loan losses decreased to $2.0 million for the nine months ended September 30, 2013, respectively, compared to $4.7 million and $7.9 million for the three and nine months ended September 30, 2012, respectively. The Company did not record a provision during the quarter ended September 30, 2013. Due to decreases in historical loss rates based on the Company’s last thirty-six months of charge-off experience, decreases in average loans and reduced levels of nonperforming loans, the Company’s required provision during the period has begun to decrease.

Allowance for loan losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2013	2012
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,110	$1,937
Real estate construction - residential	964	732
Real estate construction - commercial	1,851	1,711
Real estate mortgage - residential	2,131	3,387
Real estate mortgage - commercial	6,977	6,834
Installment loans to individuals	215	239
Unallocated	6	2
Total	$14,254	$14,842

The Company’s allowance for loan losses decreased to $14.2 million at September 30, 2013 compared to $14.8 million at December 31, 2012, and $16.9 million at September 30, 2012. The decrease from December 31, 2012 primarily consisted of a $1.3 million decrease in the allocation for real estate mortgage — residential loans, partially offset by a $372,000 increase in real estate construction loans, a $143,000 increase in real estate mortgage — commercial loans, and a $173,000 increase to commercial, financial, and agricultural loans. The ratio of the allowance for loan losses to nonperforming loans was 38.9% at September 30, 2013, compared to 37.7% at December 31, 2012, and 40.1% at September 30, 2012.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2013	2012
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$4,581	$4,020
Collectively evaluated for impairment - general reserves	9,673	10,822
Total	$14,254	$14,842

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2013, $4.6 million of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $36.2 million compared to $4.0 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $39.4 million at December 31, 2012. Management determined that $12.2 million, or 34%, of total impaired loans required no reserve allocation at September 30, 2013 compared to $14.7 million, or 37%, at December 31, 2012 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying percentages to pools of loans by asset type. Loans not individually evaluated are aggregated based on similar risk characteristics. Historical loss rates for each risk group, which is updated quarterly, are quantified using all recorded loan charge-offs. Management determined that the previous twelve quarters were reflective of the loss characteristics of the Company’s loan portfolio during the recent economic environment. These historical loss rates for each risk group are used as the starting point to determine allowance provisions. The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available. The rates are then adjusted to reflect actual changes and anticipated changes such as changes in specific allowances on loans and real estate acquired through foreclosure, any gains and losses on final disposition of real estate acquired through foreclosure, changes in national and local economic conditions and developments, including general economic and business conditions affecting the Company’s key lending areas, credit quality trends, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of the internal loan review department. These risk factors are generally reviewed and updated quarterly, as appropriate.

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

	September 30,	December 31,
(In thousands)	2013	2012
Federal funds sold and other overnight interest-bearing deposits	$1,090	$27,857
Available for sale investment securities	213,629	200,246
Total	$214,719	$228,103

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available for sale investment portfolio was $213.6 million at September 30, 2013 and included an unrealized net loss of $548,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $8.8 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2013 and December 31, 2012, respectively, the Company’s unpledged securities in the available for sale portfolio totaled approximately $59.2 million and $53.8 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,365	$3,436
Federal funds purchased and securities sold under agreements to repurchase	30,745	31,278
Other deposits	120,348	111,728
Total pledged, at fair value	$154,458	$146,442

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2013, such deposits totaled $592.8 million and represented 62.3% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $358.6 million at September 30, 2013. These accounts are normally considered more volatile and higher costing representing 37.7% of total deposits at September 30, 2013.

Core deposits at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Core deposit base:
Non-interest bearing demand	$179,959	$192,271
Interest checking	177,771	178,121
Savings and money market	235,116	227,581
Total	$592,846	$597,973

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2013, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $4.5 million on a secured basis. There was no federal funds purchased outstanding at September 30, 2013. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2013, there was $25.0 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2013.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2013, the Bank had $24.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Borrowings:
Securities sold under agreements to repurchase	$25,007	$21,058
Federal Home Loan Bank advances	24,013	20,126
Subordinated notes	49,486	49,486
Total	$98,506	$90,670

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	September 30,				December 31,
	2013				2012
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$256,111	$3,275	$41,250	$300,636	$290,084	$3,344	$16,790	$310,218
Advances outstanding	(24,013)	0	0	(24,013)	(20,126)	0	0	(20,126)
Total available	$232,098	$3,275	$41,250	$276,623	$269,958	$3,344	$16,790	$290,092

At September 30, 2013, loans with a market value of $377.1 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2013, investments with a market value of $5.0 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $25.8 million at September 30, 2013 compared to $58.9 million at December 31, 2012. The $33.1 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2013. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $15.6 million for the nine months ended September 30, 2013.

Investing activities consisting mainly of purchases, sales and maturities of available for sale securities, and changes in the level of the loan portfolio, provided total cash of $3.3 million. Cash was provided by $34.5 million in proceeds from investment maturities, calls, and pay-downs, $22.1 million in proceeds from sales of investment securities, $17.4 million net decrease in the loan portfolio, and $7.6 million in proceeds received from sales of other real estate owned and repossessed assets, partially offset by $76.5 million in purchases of investment securities.

Financing activities used cash of $51.9 million, resulting primarily from a $12.3 million decrease in demand deposits, a $34.7 million decrease in time deposits, $18.2 million to redeem the remaining shares of preferred stock, and $540,000 to redeem the common stock warrant. These decreases were partially offset by a $7.1 million increase in interest-bearing transaction accounts and a $3.9 million net advance from Federal Home Loan Bank. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2013.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $143.7 million in unused loan commitments and standby letters of credit as of September 30, 2013. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. The Company paid cash dividends to its common and preferred shareholders totaling approximately $1.2 million for both the nine months ended September 30, 2013 and 2012, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $15.0 million and $3.0 million in dividends to the Company during each of the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, the Company had cash and cash equivalents totaling $952,000 and $1.9 million, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of September 30, 2013 and December 31, 2012, the Company and the Bank each met all capital adequacy requirements.

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

The Company is in the process of assessing the impact of these changes in the regulatory ratios on the capital, operations, liquidity and earnings of the Company and Bank.

The table below represents actual and required amounts and ratios for the Company and the Bank as of September 30, 2013 and December 31, 2012 as follows:

			Minimum		Well-Capitalized
	Actual		Capital Requirements		Capital Requirements
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital (to risk-weighted assets):
Company	$132,002	15.36%	$68,762	8.00%	N.A.	N.A.	%
Bank	120,511	14.21	67,862	8.00	$84,828	10.00
Tier I capital (to risk-weighted assets):
Company	$97,914	11.39%	$34,381	4.00%	N.A.	N.A.	%
Bank	109,868	12.95	33,931	4.00	$50,897	6.00
Tier I capital (to adjusted average assets):
Company	$97,914	8.56%	$34,312	3.00%	$ N.A.	N.A.	%
Bank	109,868	9.71	33,944	3.00	56,573	5.00

December 31, 2012
Total capital (to risk-weighted assets):
Company	$148,889	16.83%	$70,759	8.00%	N.A.	N.A.	%
Bank	131,126	15.12	69,375	8.00	$86,715	10.00
Tier I capital (to risk-weighted assets):
Company	$120,138	13.58%	$35,380	4.00%	N.A.	N.A.	%
Bank	120,243	13.87	34,686	4.00	$52,029	6.00
Tier I capital (to adjusted average assets):
Company	$120,138	10.37%	$34,762	3.00%	$ N.A.	N.A.	%
Bank	120,243	10.60	34,037	3.00	56,729	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company’s Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three and nine months ended September 30, 2013 our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2013. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$17,412	$26,892	$41,093	$16,312	$12,375	$99,545	$213,629
Federal funds sold and other over-night interest-bearing deposits	1,090	—	—	—	—	—	1,090
Other restricted investments	4,001	—	—	—	—	—	4,001
Loans	362,560	123,511	114,578	95,051	95,497	31,845	823,042
Total	$385,063	$150,403	$155,671	$111,363	$107,872	$131,390	$1,041,762

LIABILITIES
Savings, interest checking, and money market deposits	$238,457	$—	$174,430	$—	$—	$—	$412,887
Time deposits	239,132	61,883	28,037	12,454	17,126	—	358,632
Federal funds purchased and securities sold under agreements to repurchase	25,007	—	—	—	—	—	25,007
Subordinated notes	49,486	—	—	—	—	—	49,486
Federal Home Loan Bank advances	10,013	—	3,000	3,000	8,000	—	24,013
Total	$562,095	$61,883	$205,467	$15,454	$25,126	$—	$870,025
Interest-sensitivity GAP
Periodic GAP	$(177,032)	$88,520	$(49,796)	$95,909	$82,746	$131,390	$171,737
Cumulative GAP	$(177,032)	$(88,512)	$(138,308)	$(42,399)	$40,347	$171,737	$171,737

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.69	2.43	0.76	7.21	4.29	NM	1.20
Cumulative GAP	0.69	0.86	0.83	0.95	1.05	1.20	1.20

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the nine months ended September 30, 2013.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of September 30, 2013.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

No new accounting pronouncements issued during the three months ended September 30, 2013, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Note 16, Pending Litigation, in our
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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 14, 2013	David T. Turner, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

November 14, 2013	W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2013 Form 10-Q

Exhibit No.	Description	Page No.
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

4.1

Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

		**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	62

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	63

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	64

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	65

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