Form 10-K
period 2013-12-31
HAWTHORN BANCSHARES, INC.
filed 2014-03-31
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 3,994,883 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $12.50 closing price of such common equity on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $49,936,039.  Aggregate market value excludes an aggregate of 1,037,796 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date.  Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 31, 2014, the registrant had 5,194,537 shares of common stock, par value $1.00 per share, issued and 5,032,679 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report:  (1) 2013 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

PART I

Item 1. Business.

This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties.  See “Forward Looking Statements” under Item 7 of this report.

General

The Company, Hawthorn Bancshares, Inc., is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  Hawthorn Bancshares, Inc. was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007.  The Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc., which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank.  The Company and Union State Bancshares each received approval from the Federal Reserve and elected to become a financial holding company on October 21, 2001.

The Company acquired Hawthorn Bank and its constituent predecessor banks, as well as Union State Bancshares, in a series of transactions that are summarized as follows:

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

•                  On January 3, 2000, the Company acquired Osage Valley Bank;

•                  Following the May 4, 2000 acquisition of Citizens State Bank of Calhoun by Union State Bank, Citizens State Bank merged into Union State Bank to form Citizens Union State Bank & Trust;

•                  On June 16, 2000,  the Company acquired City National Savings Bank, FSB, which was then merged into Exchange National Bank; and

•                  On May 2, 2005, the Company acquired all of the issued and outstanding capital stock of Bank 10, a Missouri state bank.

On December 1, 2006, the Company announced its development of a strategic plan in which, among other things, Exchange National Bank, Citizens Union State Bank, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter.  This consolidation was completed in October 2007, and the subsidiary bank is now known as Hawthorn Bank.

Except as otherwise provided herein, references herein to the “Company” or “Hawthorn” include Hawthorn Bancshares, Inc. and its consolidated subsidiaries, and references herein to the “Bank” refers to Hawthorn Bank and its constituent predecessors.

Description of Business

Company.  The Company is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company.  The Company’s activities currently are limited to ownership, indirectly through its subsidiary (Union State Bancshares, Inc.), of the outstanding capital stock of Hawthorn Bank.  In addition to ownership of its subsidiaries, the Company may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law.  It is not currently anticipated that the Company will engage in any business other than that directly related to its ownership of its banking subsidiary or other financial institutions.

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

Hawthorn Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law.  Hawthorn Bank’s operations are supervised and regulated by the FDIC and the Missouri Division of Finance.  Periodic examinations of Hawthorn Bank are conducted by representatives of the FDIC and the Missouri Division of Finance.  Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of Hawthorn Bank’s common stock.  See “Regulation Applicable to Bank Holding Companies” and “Regulation Applicable to the Bank”.

Hawthorn Real Estate.  Hawthorn Real Estate, LLC, a non-bank subsidiary of the Company, was formed in December 2008 in order to purchase and hold various nonperforming assets of Hawthorn Bank.  The purpose for holding these nonperforming assets in Hawthorn Real Estate is to allow for the orderly disposition of these assets and strengthen Hawthorn Bank’s financial position.

Real Estate Holdings of Missouri, LLC.  Real Estate Holdings of Missouri, LLC, a non-bank subsidiary of the Company, was formed in March 2010 in order to purchase from Hawthorn Bank and hold parcels of foreclosed real property located in and around Kansas City, Missouri.  The purpose for acquiring this foreclosed real estate in Real Estate Holdings of Missouri, LLC is to allow for the orderly, and potentially more expeditious, disposition of these assets and strengthen Hawthorn Bank’s financial position.

Employees

As of December 31, 2013, Hawthorn and its subsidiaries had approximately 320 full-time and 52 part-time employees.  None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

Competition

Bank holding companies and their subsidiaries and affiliates encounter intense competition from nonbanking as well as banking sources in all of their activities.  The Bank’s competitors include other commercial banks, thrifts, savings banks, credit unions, and money market mutual funds.  Thrifts and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations.  In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers.  In the Bank’s service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on the Bank’s market share of deposits and loans in such service areas.

The Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Clinton, Lee’s Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Henry, Cass, Benton, and Greene counties of Missouri.  Hawthorn Bank’s principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities.  Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the thirteen banks within Cole county, the largest (in terms of deposits) of the eight banks within Henry county, the third largest (in terms of deposits) of the seventeen banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county.  The main competition for Hawthorn Bank’s trust services is from other commercial banks, including those of the Kansas City metropolitan area.

Regulation Applicable to Bank Holding Companies

General.  As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the “BHC Act”) and the Gramm-Leach-Bliley Act (the “GLB Act”), Hawthorn is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law.  In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations.  Regulation by the FRB is intended to protect depositors of the Bank, not the shareholders of Hawthorn. Hawthorn also is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Hawthorn and its subsidiaries, the preparation and certification of the Hawthorn’s consolidated financial statements, the duties of Hawthorn’s audit committee, relations with and functions performed by Hawthorn’s independent auditors, and various accounting and corporate governance matters.

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

Regulatory Capital Requirements.  The FRB has issued risk-based and leverage capital guidelines applicable to United States banking organizations.  If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited.  The FRB’s risk-based guidelines currently define a two-tier capital framework.  Tier 1 capital generally includes common shareholders’ equity, a limited amount of trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments.  Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets and other adjustments.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the total capital.

The risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets (including certain off-balance sheet activities).  The FRB’s capital adequacy guidelines currently require that bank holding companies maintain a Tier 1 risk-based capital ratio equal to at least 4% of its risk-weighted assets and a total risk-based capital ratio equal to at least 8% of its risk-weighted assets.  In addition, the FRB has established a minimum leverage ratio for bank holding companies.  The FRB’s capital adequacy guidelines currently require that bank holding companies meeting specified criteria (including having the highest regulatory rating) maintain a Tier 1 leverage ratio equal to at least 3% of its average total consolidated assets.  All other bank holding companies generally will be required to maintain a Tier 1 leverage ratio of at least 4%.

On December 31, 2013, Hawthorn was in compliance with the FRB’s capital adequacy guidelines.  Hawthorn’s capital ratios on December 31, 2013 are shown below:

Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
(3% minimum requirement)	(4% minimum requirement)	(8% minimum requirement)
8.80%	11.40%	15.33%

Basel I, Basel II and Basel III Accords. The current risk-based capital guidelines that apply to us and the subsidiary bank are based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase-in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Because we do not anticipate controlling any large or “core” international bank in the foreseeable future, Basel II does not apply to us.  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III.  In July 2013, the federal banking agencies announced new risk-based capital and leverage ratios to conform to the Basel III framework and address provisions of the Dodd-Frank Act. With respect to the Company and the Bank, these requirements will become effective on January 1, 2015. See “Recent Amendments to Regulatory Capital Requirements” below for a discussion of these new Basel III requirements.

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

Source of Strength.  Bank holding companies, such as the Company, are required by statute to serve as a source of financial strength for their subsidiary depository institutions, by providing financial assistance to their insured depository institution subsidiaries in the event of financial distress.  Under the source of strength requirement, the Company could be required to provide financial assistance to the Bank should it experience financial distress.  Furthermore, the FRB has the right to order a bank holding company to terminate any activity that the FRB believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank.  The regulators may require these and other actions in support of controlled banks even if such action is not in the best interests of the bank holding company or its stockholders.

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

Regulation Applicable to the Bank

General.  Hawthorn Bank, a Missouri state non-member depository trust company, is subject to the regulation of the Missouri Division of Finance and the FDIC.  The FDIC is empowered to issue cease and desist orders against the Bank if it determines that any activities of the Bank represent unsafe and unsound banking practices or violations of law.  In addition, the FDIC has the power to impose civil money penalties for violations of banking statutes and regulations.  Regulation by these agencies is designed to protect the depositors of the Bank; not shareholders of Hawthorn.

Bank Regulatory Capital Requirements.  The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies.  Federal banking laws currently classify an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

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

The federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions.  On December 31, 2013, the Bank was classified as “well-capitalized,” which is required for Hawthorn to remain a financial holding company.  The capital ratios and classifications of the Bank as of December 31, 2013 are shown on the following chart.

Leverage Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
(5% minimum requirement)	(6% minimum requirement)	(10% minimum requirement)
10.04%	13.03%	14.29%

In July 2013, the federal banking agencies announced new risk-based capital and leverage ratios to conform to the Basel III framework and address provisions of the Dodd-Frank Act. With respect to the Company and the Bank, these requirements will become effective on January 1, 2015. See “Recent Amendments to Regulatory Capital Requirements” below for a discussion of these new Basel III requirements.

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

Payment of Dividends.  The Company’s primary source of funds is dividends from the Bank, and the Bank is subject to federal and state laws limiting the payment of dividends.  Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized.  The National Bank Act and Missouri banking law also prohibit the declaration of a dividend out of the capital and surplus of the bank.

Community Reinvestment Act.  The Bank is subject to the CRA and implementing regulations. The CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution’s record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods.  CRA ratings are taken into account by regulators in reviewing certain applications made by Hawthorn and its banking subsidiary.

Limitations on Transactions with Affiliates.  Hawthorn and its non-bank subsidiaries are “affiliates” within the meaning of the Federal Reserve Act.  The amount of loans or extensions of credit which the Bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA.  Such acts further restrict the range of permissible transactions between a bank and an affiliated company.  A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

Other Banking Activities.  The investments and activities of the Bank are also subject to regulation by federal and state banking agencies regarding, among other things, investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), loans to officers, directors and their affiliates, security requirements, anti-tying limitations, anti-money laundering, financial privacy and customer identity verification requirements, truth-in-lending, the types of interest bearing deposit accounts which it can offer, trust department operations, brokered deposits, audit requirements, issuance of securities, branching and mergers and acquisitions.

Changes in Laws and Monetary Policies

Recent Amendments to Regulatory Capital Requirements.  In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements will apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size.  The rules will become effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.  The following discussion summarizes the changes which are believed most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules would require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule.  Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital will consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These non-qualifying capital instruments, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt.  The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning in 2016.  The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules will be amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss (NOL) carrybacks will continue to be deducted.  Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.

Changes in Risk-Weightings.  The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages.  Instead, the amended regulations will continue to follow the current capital rules which assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans will have a 100% risk weight.  The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital.  The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

The Company has assessed the impact of these changes and it does not expect there to be a material impact on the regulatory ratios of the Company and the Bank and on the capital, operations and earnings of the Company and the Bank.

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

Available Information

The address of the Company’s principal executive offices is 132 East High Street, Jefferson City, Missouri 65102 and the telephone number at this location is (573)761-6100.  The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “HWBK”.

We electronically file certain documents with the Securities and Exchange Commission (SEC).  We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements.  From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings.  You may read and download the Company’s SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s internet website (www.sec.gov).  You may also read and copy the Company’s SEC filings at the SEC’s public reference room located at 100 F Street, NE., Washington, DC 20549.  Please call the SEC 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges.

The Company’s internet website address is www.hawthornbancshares.com.  Under the “Documents” section of the Company’s website (www.hawthornbancshares.com), we make available, without charge, the Company’s public filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934.  Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks.  Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

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

Because We Primarily Serve Central And West Central Missouri, A Decline In The Local Economic Conditions Could Lower The Company’s Profitability.  The profitability of Hawthorn is dependent on the profitability of its banking subsidiary, which operates out of central and west central Missouri.  The financial condition of this bank is affected by fluctuations in the economic conditions prevailing in the portion of Missouri in which its operations are located.  Accordingly, the financial conditions of both Hawthorn and its banking subsidiary would be adversely affected by deterioration in the general economic and real estate climate in Missouri.

An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy.  With a weaker local economy:

•              customers may not want or need the products and services of the Bank,

•              borrowers may be unable to repay their loans,

•              the value of the collateral security of the Bank’s loans to borrowers may decline,

•              the number of loan delinquencies and foreclosures may increase, and

•              the overall quality of the Bank’s loan portfolio may decline.

Originating mortgage loans and consumer loans is a significant source of profits for Hawthorn’s banking subsidiary.  If individual customers in the local area do not want or need these loans, profits may decrease.  Although the Bank could make other investments, the Bank may earn less revenue on these investments than on loans.  Also, the Bank’s losses on loans may increase if borrowers are unable to make payments on their loans.

Interest Rate Changes May Reduce The Profitability of the Company And of The Bank.  The primary source of earnings for Hawthorn’s banking subsidiary is net interest income.  To be profitable, the Bank has to earn more money in interest and fees on loans and other interest-earning assets than it pays as interest on deposits and other interest-bearing liabilities and as other expenses.  If prevailing interest rates decrease, the amount of interest the Bank earns on loans and investment securities may decrease more rapidly than the amount of interest the Bank has to pay on deposits and other interest-bearing liabilities.  This would result in a decrease in the profitability of Hawthorn and its banking subsidiary.

Changes in the level or structure of interest rates also affect:

•              the Bank’s ability to originate loans,

•              the value of the Bank’s loan and securities portfolios,

•              the Bank’s ability to realize gains from the sale of loans and securities,

•              the average life of the Bank’s deposits, and

•              the Bank’s ability to obtain deposits.

Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of the Bank’s assets and liabilities, and the market value of all interest-earning assets, other than interest-earning assets that mature in the short term.  The Bank’s interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities.  Although Hawthorn believes that its Bank’s current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of the Bank.

The Company’s Profitability Depends On The Bank’s Asset Quality And Lending Risks.  Success in the banking industry largely depends on the quality of loans and other assets.  The loan officers of Hawthorn’s banking subsidiary are actively encouraged to identify deteriorating loans.  Loans are also monitored and categorized through an analysis of their payment status.  For example, recent reviews by the Bank’s credit officer identified areas of concern that resulted in heightened attention being given to reducing concentrations of credit and, in particular, to strengthening credit quality and administration.  The Bank’s failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.  There is a degree of credit risk associated with any lending activity.  The Bank attempts to minimize its credit risk through loan diversification.  Although the Bank’s loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri.  Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri area and the level of non-performing assets is heavily dependent upon local conditions.  There can be no assurance that the level of the Bank’s non-performing assets will not increase above current levels.  High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.

The Provision For Probable Loan Losses May Need To Be Increased.  Hawthorn’s banking subsidiary makes a provision for loan losses based upon management’s estimate of probable losses in the loan portfolio and its consideration of prevailing economic conditions.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed current estimates.  We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future.  The Bank may need to increase the provision for loan losses through additional provisions in the future if, among other things, the financial condition of any of its borrowers deteriorates, if its borrower fails to perform its obligations to it, or if real estate values decline.  Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s loan portfolio, provision for loan losses, and real estate acquired by foreclosure.  Such agencies may require the Bank to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination.  Any additional provision for probable loan losses, whether required as a result of regulatory review or initiated by Hawthorn itself, may materially alter the financial outlook of Hawthorn and its banking subsidiary and may have a material adverse effect on the Company’s financial condition and results of operations.

The Continuation Of Adverse Market Conditions In The U.S. Economy And The Markets In Which We Operate Could Adversely Impact The Company’s Business.  Negative developments beginning in 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued through 2013.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  General downward economic trends, reduced availability of commercial credit, and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Competition among depository institutions for deposits has increased significantly.  Financial institutions have experienced decreased access to deposits or borrowings.

A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in the Company’s markets may have a negative impact on its business, financial condition, results of operations and the trading price of its common stock.  If the strength of the U.S. economy in general and the strength of the economy in areas where we lend continue to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on the Company’s loan portfolio and provision for losses on loans.  In addition, the severity and duration of the economic downturn is unknown and may exacerbate the Company’s exposure to credit risk, impair the Company’s ability to assess the creditworthiness of its customers or to estimate the values of its assets and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Negative conditions in the real estate markets where we operate could adversely affect borrowers’ ability to repay their loans and the value of the underlying collateral.  Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters.  These factors may adversely impact borrowers’ ability to make required payments, which in turn, may negatively impact the Company’s financial results.  As a result of the difficult market and economic conditions referred to above, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and for bank regulatory agencies to be very aggressive in responding to concerns and trends identified in examinations.  This increased government action may increase costs and limit the Company’s ability to pursue certain business opportunities.

We do not expect that the difficult market and economic conditions are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult conditions on the Company, it’s customers and the other financial institutions in its market.  As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds, and the Company’s business, financial condition, results of operations and stock price may be adversely affected.

The Soundness Of Other Financial Institutions Could Adversely Affect Us.  The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of the counterparty or client.  In addition, the Company’s credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.  There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

Current And Further Deterioration In The Housing Market Could Cause Further Increases In Delinquencies And Non-Performing Assets, Including Loan Charge-Offs, And Depress The Company’s Income And Growth.  The volume of the one-to-four family residential mortgages and home equity lines of credit may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates.  These factors could reduce earnings and consequently the Company’s financial condition because:

•              borrowers may not be able to repay their loans;

•              the value of the collateral securing loans may decline further;

•              the quality of the Company’s loan portfolio may decline further; and

•              customers may not want or need the Company’s products and services.

Any of these scenarios could cause an increase in delinquencies and non-performing assets, require us to charge-off a higher percentage of loans, increase substantially the provision for losses on loans, or make fewer loans, which would reduce income.

Recent Legislative And Regulatory Actions.  There can be no assurance as to the actual impact that the Emergency Economic Stabilization Act of 2008, the Treasury’s Capital Purchase Program, the FDIC’s Temporary Liquidity Guarantee Program, or any other governmental program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

On July 21, 2010, the President signed into law the Dodd-Frank Act.  The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009.  Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The scope of federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of The Dodd-Frank Act on the Company’s business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on the Company’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

The FDIC’s Changes in the Calculation of Deposit Insurance Premiums and Ability to Levy Special Assessments Could Increase The Company’s Non-Interest Expense And May Reduce Its Profitability.  The range of base assessment rates currently varies from 12 to 45 basis points depending on an institution’s risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth.  However, the Dodd-Frank Act requires the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments.  On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period.  The FDIC also imposed a new assessment rate scale. Under the new system, banks will pay assessments at a rate between 5 and 35 basis points per assets minus tangible equity, depending upon an institution’s risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC’s reserve ratio reaches certain levels).  The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base.  Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule.  The majority of the changes in the FDIC’s final rule became effective on April 1, 2011.  The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary.  The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase the non-interest expense and may adversely affect the Company’s profitability.

We May Elect Or Be Compelled To Seek Additional Capital In The Future, But That Capital May Not Be Available When It Is Needed.  We are required by regulatory authorities to maintain adequate levels of capital to support operations.  In addition, we may elect to raise additional capital to support the growth of the Company’s business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, common stock or securities convertible into common stock, which could dilute your ownership interest in the Company.  Although we remain “well-capitalized” and have not had a deterioration in liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of the Company’s control.  Accordingly, we cannot assure you of the ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on the Company’s financial condition and results of operations.

If We Are Unable To Successfully Compete For Customers In The Company’s Market Area, The Company’s Financial Condition And Results Of Operations Could Be Adversely Affected. Hawthorn’s banking subsidiary faces substantial competition in making loans, attracting deposits and providing other financial products and services.  The Bank has numerous competitors for customers in its market area.

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

•              brokerage firms

•              insurance companies

•              money market mutual funds

•              mutual funds (such as corporate and government securities funds)

Many of these competitors have greater financial resources and name recognition, more locations, more advanced technology and more financial products to offer than the Bank.  Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation.  In addition, the Gramm-Leach-Bliley Act removes many of the remaining restrictions in federal banking law against cross-ownership between banks and other financial institutions, such as insurance companies and securities firms.  The law will likely increase the number and financial strength of companies that compete directly with the Bank.  The profitability of the Bank depends of its continued ability to attract new customers and compete in Missouri.  New competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on the Bank’s market share of deposits and loans in the Bank’s service areas.  If the Bank is unable to successfully compete, its financial condition and results of operations will be adversely affected.

We May Experience Difficulties In Managing Growth And In Effectively Integrating Newly Acquired Companies.  As part of the Company’s general strategy, it may continue to acquire banks and businesses that it believes provide a strategic fit with its business.  To the extent that the Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth.  Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

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

•              potential disruption to existing business and operations;

•              potential diversion of the time and attention of management; and

•              impairment of relationships with and the possible loss of key employees and customers of the banks and businesses acquired.

The success of the Company’s internal growth strategy will depend primarily on the ability of the Bank to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated.  There is no assurance that we will be successful in implementing the Company’s internal growth strategy.

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

The Short-Term And Long-Term Impact Of The Changing Regulatory Capital Requirements And New Capital Rules Is Uncertain.  The federal banking agencies have recently adopted proposals that when effective will substantially amend the regulatory capital rules applicable to us and the Bank. The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules include new minimum risk-based capital and leverage ratios, which will become effective in January 2015, with certain requirements to be phased in beginning in 2016, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios.

The application of more stringent capital requirements to us and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit the Company’s ability to make distributions, including paying out dividends or buying back shares.

The Company’s Success Largely Depends On The Efforts Of Its Executive Officers.  The success of Hawthorn and its banking subsidiary has been largely dependent on the efforts of David Turner, Chairman, CEO, and President and the other executive officers.  These individuals are expected to continue to perform their services.  However, the loss of the services of Mr. Turner, or any of the other key executive officers could have a materially adverse effect on Hawthorn and its subsidiary bank.

We Cannot Predict How Changes In Technology Will Affect The Company’s Business.  The financial services market, including banking services, is increasingly affected by advances in technology, including developments in:

•              telecommunications

•              data processing

•              automation

•              internet-based banking

•              telebanking

•              debit cards and so-called “smart cards”

The Company’s ability to compete successfully in the future will depend on whether the Bank can anticipate and respond to technological changes.  To develop these and other new technologies the Bank will likely have to make additional capital investments.  Although the Bank continually invests in new technology, there can be no assurance that the Bank will have sufficient resources or access to the necessary proprietary technology to remain competitive in the future.

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

The Company’s principal offices are located at 132 East High Street,  Jefferson City, Missouri 65102.

The table below provides a list of the Bank’s facilities.

					Net Book Value at
	Approximate		Owned or		December 31, 2013
Location	Square Footage		Leased		(in thousands)
8127 East 171st Street, Belton, MO	13,000		Owned		$1,983
4675 Gretna Road, Branson, MO	11,000	(1)	Owned		$1,461
1000 West Buchanan Street, California, MO	2,270		Owned		$395
102 North Second Street, Clinton, MO	11,524		Owned		$1,529
1400 East Ohio Street, Clinton, MO	13,551		Owned		$3,104
1712 East Ohio Street, Clinton, MO (inside a Wal-Mart store)	600		Leased	(2)	$ N/A
1101 North Highway 13,Collins, MO	1,500		Owned		$21
1110 Club Village Drive, Columbia, MO	5,000		Owned		$1,576
29 South 9th St, Columbia, MO (inside the Paramount Building)	560		Leased	(3)	N/A
115 South 2nd Street, Drexel, MO	4,000		Owned		$210
100 Plaza Drive, Harrisonville, MO	4,000		Owned		$532
17430 East 39th Street, Independence, MO	4,070		Owned		$681
220 West White Oak, Independence, MO	1,800		Owned		$76
132 East High Street, Jefferson City, MO	34,800		Owned		$3,347
3701 West Truman Blvd, Jefferson City, MO	21,000		Owned		$370
211 West Dunklin Street, Jefferson City, MO	2,400		Owned		$0
800 Eastland Drive, Jefferson City, MO	4,100		Owned		$699
3600 Amazonas Drive, Jefferson City, MO	26,000		Owned		$2,662
300 S.W. Longview Blvd, Lee’s Summit, MO	11,700		Owned		$2,166
5 Victory lane, Suite 203, Liberty, MO	1075		Leased	(4)	N/A
335 Chestnut, Osceola, MO	1,580		Owned		$57
500 North Mott Drive, # 103C, Raymore, MO (in the Foxwood Springs Seniors Center)	462		Leased	(5)	$ N/A
595 VFW Memorial Drive, St. Robert, MO	2,236		Owned		$43
321 West Battlefield, Springfield, MO	12,500	(6)	Owned		$619
200 West Main Street, Warsaw, MO	8,900		Owned		$153
1891 Commercial Drive, Warsaw, MO	11,000		Owned		$1,693
125 South Main, Windsor, MO	3,600		Owned		$253

(1)     Of the 11,000 square feet of space, 2,384 square feet of space is leased to a non-affiliate.

(2)     The term of this lease began in January 1999 and ends in January 2019.

(3)     The term of this lease began on December 2012 and ends in November 2014.

(4)     The term of this lease began in May 2012 and ends in April 2014.

(5)     The term of this lease can be terminated at any time upon thirty days’ notice.

(6)     Of the 12,500 square feet of space, 5,873 square feet of space is leased to a non-affiliate.

Management believes that the condition of each of the Bank’s facilities presently is adequate for its business and that such facilities are adequately covered by insurance.

Item 3.  Legal Proceedings.

The information required by this Item is set forth in  Note 19, Commitments and Contingencies, in the Company’s consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are appointed by the board of directors and serve at the discretion of the board.  The following table sets forth certain information with respect to all executive officers of the Company.

Name	Age	Position
David T. Turner	57	Chairman, Chief Executive Officer, President and Director
W. Bruce Phelps	63	Chief Financial Officer
Kathleen L. Bruegenhemke	48	Senior Vice President and Secretary

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

W. Bruce Phelps has served as Chief Financial Officer of the Company since January 2012 and Senior Vice President and Chief Financial Officer of Hawthorn Bank since January 2012. Prior to joining the Company, he served as Controller of Pulaski Bank from 2009 until January 2012.  Previously Mr. Phelps served as Principal of WBP Consulting in providing financial consulting and support services for clients in the St. Louis area, and as Chief Financial Officer for Champion Bank, St. Louis, Missouri.

Kathleen L. Bruegenhemke has served as Senior Vice President and Secretary of the Company since November 1997.  She has served as Chief Risk Officer of the Company since June 2006. From January 1992 until November 1997, she served as Internal Auditor of Hawthorn Bank (or of one of its constituent predecessors).  Prior to joining the Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the Federal Deposit Insurance Corporation.

There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption “Market Price of and Dividends on Equity Securities and Related Matters” in the Company’s 2013 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption “Securities Authorized For Issuance Under Equity Compensation Plans” for certain equity plan information.

The Company’s Purchases of Equity Securities

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company’s common stock during the fourth quarter of the year ended December 31, 2013:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1-31, 2013	—	—	—	$333,038
November 1-30, 2013	—	—	—	$333,038
December 1-31, 2013	—	—	—	$333,038
Total	—	—	—	$333,038

*                 On August 22, 2001, the Company announced that its Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of the Company’s common stock.  Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.  On November 26, 2002, the Company announced that its Board of Directors authorized an additional $2,000,000 for the purchase of the Company’s stock through open market transactions.

Recent Issuance of Securities

None.

Item 6.  Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Selected Consolidated Financial Data” in the Company’s 2013 Annual Report to Shareholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report to Shareholders.

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

Forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•                  competitive pressures among financial services companies may increase significantly,

•                  changes in the interest rate environment may reduce interest margins,

•                  general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of the Company’s loans and other assets,

•                  increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to the provisions for loan losses,

•                  costs or difficulties related to the integration of the business of Hawthorn and its acquisition targets may be greater than expected,

•                  legislative or regulatory changes may adversely affect the business in which Hawthorn and its subsidiaries are engaged, and

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk is reviewed on a regular basis by our Bank’s asset/liability committee and board of directors.  Interest rate risk is the potential of economic losses due to future interest rate changes.  These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values.  The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.  Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Bank’s management include the standard GAP report subject to different rate shock scenarios.  At December 31, 2013, the rate shock scenario models indicated that annual net interest income could change by as much as (20.5)% to 29.0% should interest rates rise or fall within 400 basis points from their current level over a one year period.  However there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:

(i)                                     the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity” in the Company’s 2013 Annual Report to Shareholders; and

(ii)                                  the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2013 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption “Consolidated Financial Statements” in the Company’s 2013 Annual Report to Shareholders.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.  Based upon and as of the date of that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events.  Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Controls Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).  Based upon its assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting, is effective based on the criteria established in Internal Control—Integrated Framework (1992).

Management’s assessment of the effectiveness of internal control over financial reporting, as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawthorn Bancshares, Inc.:

We have audited Hawthorn Bancshares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on the audit.

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

In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the report dated March 31, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s / KPMG LLP

St. Louis, Missouri

March 31, 2014

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)                                     the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)                                  the information under the caption “Item 1: Election of Directors—Who are this year’s nominees?” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)                               the information under the caption “Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)                              the information under the caption “Executive Officers of the Registrant” in Part I of this report;

(v)                                 the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)                              the information under the caption “Corporate Governance and Board Matters—Consideration of Director Nominees” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)                           the information under the caption “Corporate Governance and Board Matters—Committees of the Board—Audit Committee” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  This Code of Business Conduct and Ethics is posted on the Company’s internet website (www.hawthornbancshares.com) under “Governance Documents” and is available for your examination.  A copy of this Code will be furnished without charge upon written request to Kathleen L. Bruegenhemke, Secretary, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, Missouri 65101.  Any substantive amendment to, or waiver from, a provision of this Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.

Item 11.  Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)                                     the information under the caption “Executive Compensation and Related Matters” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)                                  the information under the caption “Corporate Governance and Board Matters—Director Compensation” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)                               the information under the caption “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted.  The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	121,405	*	$24.14	896,721	**
Equity compensation plans not approved by security holders	-0-		-0-	-0-
Total	121,405	*	$24.14	896,721	**

*                 Consists of shares reserved for issuance pursuant to outstanding stock option grants under the Company’s incentive stock option plan.

**          Consists of 410,059 shares available for future issuance under the Company’s incentive stock option plan and 486,662 shares available for future issuance under the Company’s 2007 omnibus incentive plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)                                     the information under the caption “Related Party Transactions” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)                                  the information under the caption “Item 1: Election of Directors—What is the structure of our board and how often are directors elected?” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)                               the information under the caption “Corporate Governance and Board Matters—Committees of the Board” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption “Independent Auditor Fees and Services” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)                                 Exhibits, Financial Statements and Financial Statement Schedules:

1.                                      Financial Statements:

The following consolidated financial statements of the Company and reports of the Company’s independent auditors, included in the Company’s Annual Report to Shareholders for the year ended December 31, 2013 under the caption “Consolidated Financial Statements”, are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

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

10.1

Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

10.2

Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

13

The Company’s 2013 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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

HAWTHORN BANCSHARES, INC.

Dated: March 31, 2014	By	/s/ David T. Turner
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

Date	Signature and Title

March 31, 2014	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

March 31, 2014	/s/ W. Bruce Phelps
W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 31, 2014	/s/ Charles G. Dudenhoeffer, Jr.
Charles G. Dudenhoeffer, Jr., Director

March 31, 2014	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 31, 2014	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 31, 2014	/s/ James E. Smith
James E. Smith, Director

March 31, 2014	/s/ Gus S. Wetzel, II
Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13

The Company’s 2013 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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