Form 10-Q
period 2014-03-31
HAWTHORN BANCSHARES, INC.
filed 2014-05-15
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 15, 2014, the registrant had 5,032,679 shares of common stock, par value $1.00 per share, outstanding

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$24,314	$27,079
Federal funds sold and other overnight interest-bearing deposits	16,920	1,360
Cash and cash equivalents	41,234	28,439
Investment in available-for-sale securities, at fair value	213,227	205,985
Loans	845,307	839,547
Allowances for loan losses	(12,845)	(13,719)
Net loans	832,462	825,828
Premises and equipment - net	38,164	38,079
Investments in Federal Home Loan Bank stock and other equity securities, at cost	3,962	4,001
Mortgage servicing rights	3,040	3,036
Other real estate owned and repossessed assets - net	14,054	14,867
Accrued interest receivable	4,441	4,999
Cash surrender value - life insurance	2,233	2,213
Other assets	12,152	12,675
Total assets	$1,164,969	$1,140,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	$189,925	$187,382
Savings, interest checking and money market	453,724	419,085
Time deposits $100,000 and over	110,045	111,667
Other time deposits	234,042	238,337
Total deposits	987,736	956,471
Federal funds purchased and securities sold under agreements to repurchase	20,761	31,084
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	24,000	24,000
Accrued interest payable	412	426
Other liabilities	5,892	4,275
Total liabilities	1,088,287	1,065,742
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,194,537 shares, respectively	5,195	5,195
Surplus	33,391	33,385
Retained earnings	41,821	40,086
Accumulated other comprehensive loss, net of tax	(208)	(769)
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	76,682	74,380
Total liabilities and stockholders’ equity	$1,164,969	$1,140,122

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
INTEREST INCOME
Interest and fees on loans	$9,865	$10,387
Interest on investment securities:
Taxable	881	905
Nontaxable	189	217
Federal funds sold and other overnight interest-bearing deposits	8	14
Dividends on other securities	20	22
Total interest income	10,963	11,545
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	267	261
Time deposit accounts $100,000 and over	190	248
Other time deposits	432	883
Interest on federal funds purchased and securities sold under agreements to repurchase	4	5
Interest on subordinated notes	312	320
Interest on Federal Home Loan Bank advances	104	99
Total interest expense	1,309	1,816
Net interest income	9,654	9,729
Provision for loan losses	0	1,000
Net interest income after provision for loan losses	9,654	8,729
NON-INTEREST INCOME
Service charges on deposit accounts	1,230	1,359
Trust department income	203	210
Real estate servicing fees, net	177	159
Gain on sale of mortgage loans, net	191	720
Gain on sale of investment securities	0	294
Other	284	265
Total non-interest income	2,085	3,007
NON-INTEREST EXPENSE
Salaries and employee benefits	5,030	4,910
Occupancy expense, net	620	635
Furniture and equipment expense	443	435
FDIC insurance assessment	238	243
Legal, examination, and professional fees	226	226
Advertising and promotion	290	281
Postage, printing, and supplies	265	256
Processing expense	759	1,275
Other real estate expense, net	124	2,821
Other	712	852
Total non-interest expense	8,707	11,934
Income (loss) before income taxes	3,032	(198)
Income tax expense (benefit)	1,045	(62)
Net income (loss)	1,987	(136)
Preferred stock dividends and accretion of discount	0	295
Net income (loss) available to common shareholders	$1,987	$(431)
Basic earnings (loss) per share	$0.39	$(0.09)
Diluted earnings (loss) per share	$0.39	$(0.09)

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income (loss)	$1,987	$(136)
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	549	(540)
Adjustment for gain on sale of investment securities, net of tax	0	(182)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12	16
Total other comprehensive income (loss)	561	(706)
Total comprehensive income (loss)	$2,548	$(842)

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

					Accumulated
					Other		Total
					Comprehensive		Stock -
	Preferred	Common		Retained	Income	Treasury	holders’
(In thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2012	$17,977	$5,001	$31,816	$39,118	$1,825	$(3,517)	$92,220
Net loss	0	0	0	(136)	0	0	(136)
Other comprehensive loss	0	0	0	0	(706)	0	(706)
Stock based compensation expense	0	0	2	0	0	0	2
Accretion of preferred stock discount	72	0	0	(72)	0	0	0
Cash dividends declared, preferred stock	0	0	0	(228)	0	0	(228)
Cash dividends declared, common stock	0	0	0	(242)	0	0	(242)
Balance, March 31, 2013	$18,049	$5,001	$31,818	$38,440	$1,119	$(3,517)	$90,910

Balance, December 31, 2013	$0	$5,195	$33,385	$40,086	$(769)	$(3,517)	$74,380
Net income	0	0	0	1,987	0	0	1,987
Other comprehensive income	0	0	0	0	561	0	561
Stock based compensation expense	0	0	6	0	0	0	6
Cash dividends declared, common stock	0	0	0	(252)	0	0	(252)
Balance, March 31, 2014	$0	$5,195	$33,391	$41,821	$(208)	$(3,517)	$76,682

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,987	$(136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	0	1,000
Depreciation expense	422	400
Net amortization of investment securities, premiums, and discounts	250	343
Amortization of intangible assets	0	101
Stock based compensation expense	6	2
Change in fair value of mortgage servicing rights	46	57
Gain on sale of investment securities	0	(294)
Gain on sales and dispositions of premises and equipment	(13)	0
Gain on sales and dispositions of other real estate owned and repossessed assets	(145)	(13)
Provision for other real estate owned	123	2,343
Decrease in accrued interest receivable	558	167
Increase in cash surrender value -life insurance	(20)	(21)
Decrease (increase) in other assets	199	(476)
(Decrease) increase in accrued interest payable	(14)	125
Increase in other liabilities	1,616	800
Origination of mortgage loans for sale	(5,811)	(26,463)
Proceeds from the sale of mortgage loans	5,974	29,290
Gain on sale of mortgage loans, net	(191)	(720)
Other, net	(50)	(170)
Net cash provided by operating activities	4,937	6,335
Cash flows from investing activities:
Net (increase) decrease in loans	(6,865)	6,854
Purchase of available-for-sale debt securities	(24,038)	(62,541)
Proceeds from maturities of available-for-sale debt securities	5,687	11,260
Proceeds from calls of available-for-sale debt securities	11,745	2,255
Proceeds from sales of available-for-sale debt securities	0	15,981
Proceeds from sales of FHLB stock	39	2
Purchases of premises and equipment	(507)	(326)
Proceeds from sales of premises and equipment	13	0
Proceeds from sales of other real estate owned and repossessed assets	1,094	604
Net cash used in investing activities	(12,832)	(25,911)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	2,543	(14,866)
Net increase in interest-bearing transaction accounts	34,639	33,942
Net decrease in time deposits	(5,917)	(10,471)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(10,323)	(3,519)
Repayment of FHLB advances	(10,000)	(55)
FHLB advances	10,000	0
Cash dividends paid - preferred stock	0	(228)
Cash dividends paid - common stock	(252)	(242)
Net cash provided by financing activities	20,690	4,561
Net increase (decrease) in cash and cash equivalents	12,795	(15,015)
Cash and cash equivalents, beginning of period	28,439	58,887
Cash and cash equivalents, end of period	$41,234	$43,872

See accompanying notes to the unaudited consolidated financial statements.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,324	$1,624
Income taxes	$0	$6
Supplemental schedule of noncash investing and financing activities:
Other real estate and repossessions acquired in settlement of loans	$259	$2,470

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of the consolidated financial statements includes all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

Stock Dividend On July 1, 2013, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2013. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

Preferred Stock On December 19, 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), a voluntary program that provides capital to financially healthy banks. Participation in this program included the Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 287,133 shares of common stock. On May 9, 2012, the Company redeemed 12,000 of the 30,255 shares of preferred stock issued under the U.S. Treasury’s CPP program, and on May 15, 2013, the remaining 18,255 shares were redeemed.

On June 11, 2013, the common stock warrant issued under the U.S. Treasury Department’s CPP program was repurchased by the Company pursuant to a letter agreement between the Treasury and the Company for a total repurchase price of $540,000, or $1.88 per warrant share. The repurchase price was based on the fair market value of the warrant as agreed upon by the Company and the Treasury. The repurchase of the warrant ends the Company’s participation in the U.S. Treasury Department’s CPP.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)         Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
(in thousands)	2014	2013

Commercial, financial, and agricultural	$132,346	$133,717
Real estate construction - residential	22,060	21,008
Real estate construction - commercial	57,340	55,076
Real estate mortgage - residential	230,310	225,541
Real estate mortgage - commercial	384,130	382,550
Installment and other consumer	19,121	21,655
Total loans	$845,307	$839,547

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2014, loans with a carrying value of $376.9 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following is a summary of the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at December 31, 2013	$2,374	$931	$631	$2,959	$6,523	$294	$7	$13,719
Additions:
Provision for loan losses	93	(392)	333	139	(153)	(13)	(7)	0
Deductions:
Loans charged off	131	60	414	120	367	84	0	1,176
Less recoveries on loans	(116)	0	0	(112)	(16)	(58)	0	(302)
Net loans charged off	15	60	414	8	351	26	0	874
Balance at March 31, 2014	$2,452	$479	$550	$3,090	$6,019	$255	$0	$12,845

Balance at December 31, 2012	$1,937	$732	$1,711	$3,387	$6,834	$239	$2	$14,842
Additions:
Provision for loan losses	(90)	287	100	(189)	844	47	1	1,000
Deductions:
Loans charged off	61	120	0	292	999	109	0	1,581
Less recoveries on loans	(42)	0	0	(15)	(161)	(66)	0	(284)
Net loans charged off	19	120	0	277	838	43	0	1,297
Balance at March 31, 2013	$1,828	$899	$1,811	$2,921	$6,840	$243	$3	$14,545

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration.

The following table provides the balance in the allowance for loan losses at March 31, 2014 and December 31, 2013, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
March 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$1,069	$307	$36	$1,808	$1,482	$51	$0	$4,753
Collectively evaluated for impairment	1,383	172	514	1,282	4,537	204	0	8,092
Total	$2,452	$479	$550	$3,090	$6,019	$255	$0	$12,845
Loans outstanding:
Individually evaluated for impairment	$4,919	$2,143	$5,936	$7,472	$15,252	$316	$0	$36,038
Collectively evaluated for impairment	127,427	19,917	51,404	222,838	368,878	18,805	0	809,269
Total	$132,346	$22,060	$57,340	$230,310	$384,130	$19,121	$0	$845,307

December 31, 2013
Allowance for loan losses:
Individually evaluated for impairment	$721	$392	$304	$1,374	$1,989	$16	$0	$4,796
Collectively evaluated for impairment	1,653	539	327	1,585	4,534	278	7	8,923
Total	$2,374	$931	$631	$2,959	$6,523	$294	$7	$13,719
Loans outstanding:
Individually evaluated for impairment	$4,015	$2,204	$6,615	$6,517	$15,422	$43	$0	$34,816
Collectively evaluated for impairment	129,702	18,804	48,461	219,024	367,128	21,612	0	804,731
Total	$133,717	$21,008	$55,076	$225,541	$382,550	$21,655	$0	$839,547

Impaired Loans

Loans evaluated under the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans totaled $36.0 million and $35.1 million at March 31, 2014 and December 31, 2013, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings. Total impaired loans of $36.0 million at March 31, 2014 were individually evaluated for impairment compared to $34.8 million of impaired loans individually evaluated for impairment and $259,000 of non-accrual consumer loans that were collectively evaluated for impairment at December 31, 2013. Beginning in 2014, consumer non-accrual loans were included the individually evaluated impairment calculations.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2014 and December 31, 2013, $32.7 million and $21.8 million, respectively, of impaired loans were evaluated based on the fair value of the loan’s

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2014, $4.8 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $36.0 million compared to $4.8 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $35.1 million at December 31, 2013. Management determined that $21.3 million, or 59%, of total impaired loans required no reserve allocation at March 31, 2014 compared to $18.8 million, or 54%, at December 31, 2013 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The categories of impaired loans at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
(in thousands)	2014	2013
Non-accrual loans	$24,804	$23,680
Troubled debt restructurings continuing to accrue interest	11,234	11,395
Total impaired loans	$36,038	$35,075

The following tables provide additional information about impaired loans at March 31, 2014 and December 31, 2013, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
March 31, 2014
With no related allowance recorded:
Commercial, financial and agricultural	$2,182	$2,239	$0
Real estate - construction residential	43	77	0
Real estate - construction commercial	5,833	6,998	0
Real estate - residential	2,105	2,814	0
Real estate - commercial	11,155	11,417	0
Total	$21,318	$23,545	$0
With an allowance recorded:
Commercial, financial and agricultural	$2,737	$2,800	$1,069
Real estate - construction residential	2,100	2,271	307
Real estate - construction commercial	103	104	36
Real estate - residential	5,367	5,536	1,808
Real estate - commercial	4,097	4,662	1,482
Consumer	316	351	51
Total	$14,720	$15,724	$4,753
Total impaired loans	$36,038	$39,269	$4,753

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2013
With no related allowance recorded:
Commercial, financial and agricultural	$2,467	$2,593	$0
Real estate - construction residential	44	80	0
Real estate - construction commercial	6,101	7,148	0
Real estate - residential	2,121	2,654	0
Real estate - commercial	7,817	8,056	0
Consumer	259	282	0
Total	$18,809	$20,813	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,548	$1,607	$721
Real estate - construction residential	2,160	2,331	392
Real estate - construction commercial	514	514	304
Real estate - residential	4,396	4,570	1,374
Real estate - commercial	7,605	7,925	1,989
Consumer	43	45	16
Total	$16,266	$16,992	$4,796
Total impaired loans	$35,075	$37,805	$4,796

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the periods indicated.

	Three Months Ended March 31,
	2014		2013
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$2,496	$21	$2,937	$25
Real estate - construction residential	117	0	369	0
Real estate - construction commercial	6,998	0	2,616	0
Real estate - residential	2,901	6	2,736	0
Real estate - commercial	11,809	66	5,480	29
Consumer	25	0	189	0
Total	$24,346	$93	$14,327	$54
With an allowance recorded:
Commercial, financial and agricultural	$2,341	$8	$990	$7
Real estate - construction residential	2,271	0	2,273	0
Real estate - construction commercial	105	0	6,475	1
Real estate - residential	5,479	40	4,082	20
Real estate - commercial	4,594	0	13,634	26
Consumer	343	0	45	0
Total	$15,133	$48	$27,499	$54
Total impaired loans	$39,479	$141	$41,826	$108

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $141,000 and $108,000, for the three months ended March 31, 2014 and 2013, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported. Contractual interest lost on loans in non-accrual status was $289,000 and $350,000 for the three months ended March 31, 2014 and 2013, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due.

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2014 and December 31, 2013.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2014
Commercial, Financial, and Agricultural	$129,201	$513	$0	$2,632	$132,346
Real Estate Construction - Residential	19,821	96	0	2,143	22,060
Real Estate Construction - Commercial	51,347	56	1	5,936	57,340
Real Estate Mortgage - Residential	222,827	3,350	194	3,939	230,310
Real Estate Mortgage - Commercial	372,245	2,047	0	9,838	384,130
Installment and Other Consumer	18,535	261	9	316	19,121
Total	$813,976	$6,323	$204	$24,804	$845,307
December 31, 2013
Commercial, Financial, and Agricultural	$131,091	$942	$0	$1,684	$133,717
Real Estate Construction - Residential	18,738	66	0	2,204	21,008
Real Estate Construction - Commercial	48,230	595	0	6,251	55,076
Real Estate Mortgage - Residential	217,179	4,068	129	4,165	225,541
Real Estate Mortgage - Commercial	372,651	725	100	9,074	382,550
Installment and Other Consumer	21,048	291	14	302	21,655
Total	$808,937	$6,687	$243	$23,680	$839,547

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at March 31, 2014 and December 31, 2013.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At March 31, 2014
Watch	$16,988	$2,485	$5,928	$26,615	$24,169	$285	$76,470
Substandard	5,558	91	1,029	10,030	10,233	230	27,171
Non-accrual	2,632	2,143	5,936	3,939	9,838	316	24,804
Total	$25,178	$4,719	$12,893	$40,584	$44,240	$831	$128,445
At December 31, 2013
Watch	$15,016	$2,007	$6,111	$26,331	$23,662	$388	$73,515
Substandard	7,553	92	1,403	8,579	14,510	281	32,418
Non-accrual	1,684	2,204	6,251	4,165	9,074	302	23,680
Total	$24,253	$4,303	$13,765	$39,075	$47,246	$971	$129,613

Troubled Debt Restructurings

At March 31, 2014, loans classified as troubled debt restructurings (TDRs) totaled $22.2 million, of which $11.0 million were on non-accrual status and $11.2 million were on accrual status. At December 31, 2013, TDRs totaled $21.5 million, of which $10.1 million were on non-accrual status and $11.4 million were on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $2.4 million and $2.2 million related to TDRs were allocated to the allowance for loan losses at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2014			2013
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$244	$244	0	$0	$0
Real estate construction - commercial	0	0	0	0	0	0
Real estate mortgage - residential	1	1,256	1,185	1	619	619
Real estate mortgage - commercial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	3	$1,500	$1,429	1	$619	$619

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. The Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the three months ended March 31, 2014, three loans meeting the TDR criteria were modified compared to one loan during the three months ended March 31, 2013. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2014 and 2013, respectively, and within twelve months of their modification date.

(3)         Real Estate and Other Assets Acquired in Settlement of Loans

	March 31,	December 31,
(in thousands)	2014	2013
Real estate construction - residential	$32	$114
Real estate construction - commercial	10,020	10,020
Real estate mortgage - residential	332	830
Real estate mortgage - commercial	8,289	8,537
Repossessed assets	23	41
Total	$18,696	$19,542
Less valuation allowance for other real estate owned	(4,642)	(4,675)
Total other real estate owned and foreclosed assets	$14,054	$14,867

Changes in the net carrying amount of other real estate owned and repossessed assets for the three months ended March 31, 2014 and 2013, respectively, were as follows:

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$19,542	$29,729
Additions	259	2,470
Proceeds from sales	(1,094)	(604)
Charge-offs against the valuation allowance for other real estate owned	(156)	(136)
Net gain on sales	145	13
Total other real estate owned and repossessed assets	$18,696	$31,472
Less valuation allowance for other real estate owned	(4,642)	(8,344)
Balance at end of period	$14,054	$23,128

During the three months ended March 31, 2014 and 2013, net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $162,000 and $374,000, respectively.

Activity in the valuation allowance for other real estate owned in settlement of loans for the three months ended March 31, 2014 and 2013, respectively, is summarized as follows:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Balance, beginning of period	$4,675	$6,137
Provision for other real estate owned	123	2,343
Charge-offs	(156)	(136)
Balance, end of period	$4,642	$8,344

(4)         Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
March 31, 2014
U.S. Treasury	$1,000	$1	$0	$1,001
Government sponsored enterprises	71,052	325	566	70,811
Asset-backed securities	111,096	813	2,534	109,375
Obligations of states and political subdivisions	31,597	574	131	32,040
Total available-for-sale securities	$214,745	$1,713	$3,231	$213,227

December 31, 2013
U.S. Treasury	$1,000	$3	$0	$1,003
Government sponsored enterprises	61,006	377	767	60,616
Asset-backed securities	112,747	817	3,191	110,373
Obligations of states and political subdivisions	33,637	568	212	33,993
Total available-for-sale securities	$208,390	$1,765	$4,170	$205,985

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

Investment securities that are classified as restricted equity securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $4.0 million as of both March 31, 2014 and December 31, 2013, respectively.

Debt securities with carrying values aggregating approximately $186.2 million and $145.8 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$7,566	$7,629
Due after one year through five years	55,166	55,592
Due after five years through ten years	39,901	39,653
Due after ten years	1,016	978
Total	103,649	103,852
Asset-backed securities	111,096	109,375
Total available-for-sale securities	$214,745	$213,227

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2014
Government sponsored enterprises	$42,190	$(566)	$0	$0	$42,190	$(566)
Asset-backed securities	68,052	(2,013)	11,736	(521)	79,788	(2,534)
Obligations of states and political subdivisions	7,731	(90)	634	(41)	8,365	(131)
Total	$117,973	$(2,669)	$12,370	$(562)	$130,343	$(3,231)

(in thousands)
At December 31, 2013
Government sponsored enterprises	$25,771	$(767)	$0	$0	$25,771	$(767)
Asset-backed securities	76,048	(2,940)	5,941	(251)	81,989	(3,191)
Obligations of states and political subdivisions	6,907	(159)	450	(53)	7,357	(212)
Total	$108,726	$(3,866)	$6,391	$(304)	$115,117	$(4,170)

The total available for sale portfolio consisted of approximately 294 securities at March 31, 2014. The portfolio included 97 securities having an aggregate fair value of $130.3 million that were in a loss position at March 31, 2014. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $12.4 million at fair value. The $3.2 million aggregate unrealized loss included in accumulated other comprehensive income at March 31, 2014 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 348 securities at December 31, 2013. The portfolio included 96 securities having an aggregate fair value of $115.1 million that were in a loss position at December 31, 2013. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $6.4 million at fair value.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The $4.2 million aggregate unrealized loss included in accumulated other comprehensive income at December 31, 2013 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at March 31, 2014 and December 31, 2013, respectively.

In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that it will be required to sell such investment securities.

The table below presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended March 31,
(in thousands)	2014	2013
Gains realized on sales	$0	$294
Losses realized on sales	0	0
Other-than-temporary impairment recognized	0	0
Investment securities gains	$0	$294

(5)         Intangible Assets

Core Deposit Intangible Asset

Core deposit intangible assets in the amount of $4.8 million were fully amortized as of December 31, 2013. Changes in the net carrying amount of core deposit intangible assets for the three months March 31, 2013 is as follows:

Three Months Ended
(in thousands)	March 31, 2013
Balance at beginning of period	$135
Additions	0
Amortization	(101)
Balance at end of period	$34

Mortgage Servicing Rights

At March 31, 2014 and December 31, 2013, the Company serviced mortgage loans for others totaling $319.3 million and $322.5 million, respectively. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $223,000 and $217,000 for the three months ended March 31, 2014 and 2013, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the three months ended March 31, 2014 and 2013.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Balance at beginning of period	$3,036	$2,549
Originated mortgage servicing rights	50	197
Changes in fair value:
Due to change in model inputs and assumptions (1)	106	153
Other changes in fair value (2)	(152)	(210)
Balance at end of period	$3,040	$2,689

(1)         The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2)         Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Weighted average constant prepayment rate	9.07%	17.63%
Weighted average note rate	4.01%	4.12%
Weighted average discount rate	9.08%	8.03%
Weighted average expected life (in years)	6.20	4.10

(6)                     Income Taxes

Income taxes as a percentage of earnings (loss) before income taxes as reported in the consolidated financial statements were 34.5% for the three months ended March 31, 2014 compared to 31.3% for the three months ended March 31, 2013.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at March 31, 2014 and, therefore, did not establish a valuation reserve.

(7)                     Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			Accumulated
		Unrecognized Net	Other
		Pension and	Comprehensive
	Unrealized Loss	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance, December 31, 2013	$(1,491)	$722	$(769)
Other comprehensive income, before reclassifications	886	0	886
Amounts reclassified from accumulated other comprehensive income	0	19	19
Current period other comprehensive income, before tax	886	19	905
Income tax expense	(337)	(7)	(344)
Current period other comprehensive income, net of tax	549	12	561
Balance, March 31, 2014	$(942)	$734	$(208)

Balance, December 31, 2012	$3,265	$(1,440)	$1,825
Other comprehensive (loss) income, before reclassifications	(957)	0	(957)
Amounts reclassified from accumulated other comprehensive income	(294)	27	(267)
Current period other comprehensive (loss) income, before tax	(1,251)	27	(1,224)
Income tax benefit (expense)	529	(11)	518
Current period other comprehensive (loss) income, net of tax	(722)	16	(706)
Balance, March 31, 2013	$2,543	$(1,424)	$1,119

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

(8)                     Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Threee Months Ended March 31,
(in thousands)	2014	2013
Payroll taxes	$293	$304
Medical plans	518	491
401k match and profit sharing	153	75
Pension plan	236	286
Other	11	47
Total employee benefits	$1,211	$1,203

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company has not made any contributions to the defined benefit plan for the current plan year. The minimum required contribution for the 2014 plan year is estimated to be $1.3 million. The Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2014.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2014	2013
Service cost - benefits earned during the year	$981	$1,174
Interest costs on projected benefit obligations	732	646
Expected return on plan assets	(887)	(797)
Expected administrative expenses	40	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	0	31
Net periodic pension expense	$945	$1,173

Pension expense - three months ended March 31 (actual)	$236	$286

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

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	121,405	$24.14
Granted	0	0.00
Exercised	0	0.00
Forfeited	0	0.00
Expired	(18,255)	28.97
Outstanding, March 31, 2014	103,150	$23.28	2.70	$0.00
Exercisable, March 31, 2014	88,633	$23.49	2.50	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2013.

Total stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $6,000 and $2,000, respectively. As of March 31, 2014, the total unrecognized compensation expense related to non-vested stock awards was $44,000 and the related weighted average period over which it is expected to be recognized is approximately 1.6 years.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(10)              Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings (loss) per share are as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2014	2013
Basic earnings (loss) per common share:
Net income (loss)	$1,987	$(136)
Less:
Preferred stock dividends and accretion of discount	0	295
Net income (loss) available to common shareholders	$1,987	$(431)
Basic earnings (loss) per share	$0.39	$(0.09)
Diluted earnings (loss) per common share:
Net income (loss)	$1,987	$(136)
Less:
Preferred stock dividends and accretion of discount	0	295
Net income (loss) available to common shareholders	$1,987	$(431)
Average shares outstanding	5,032,679	5,032,679
Effect of dilutive stock options	0	0
Average shares outstanding including dilutive stock options	5,032,679	5,032,679
Diluted earnings (loss) per share	$0.39	$(0.09)

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following options to purchase shares during the dates indicated were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

	Three Months Ended March 31,
	2014	2013
Anti-dilutive shares - option shares	103,150	188,491
Anti-dilutive shares - warrant shares	—	298,618
Total anti-dilutive shares	103,150	487,109

(11)              Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of March 31, 2014 and December 31, 2013, respectively, there were no transfers into or out of Levels 1-3.

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

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Available-for-Sale Securities

The fair value measurements of the Company’s investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to independent verification to another pricing source by management each quarter for reasonableness. Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.

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

	Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets:
U.S. Treasury	$1,001	$1,001	$0	$0
Government sponsored enterprises	70,811	0	70,811	0
Asset-backed securities	109,375	0	109,375	0
Obligations of states and political subdivisions	32,040	0	32,040	0
Mortgage servicing rights	3,040	0	0	3,040
Total	$216,267	$1,001	$212,226	$3,040

December 31, 2013
Assets:
U.S. Treasury	$1,003	$1,003	$0	$0
Government sponsored enterprises	60,616	0	60,616	0
Asset-backed securities	110,373	0	110,373	0
Obligations of states and political subdivisions	33,993	0	33,993	0
Mortgage servicing rights	3,036	0	0	3,036
Total	$209,021	$1,003	$204,982	$3,036

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended March 31,
(in thousands)	2014	2013
Balance at beginning of period	$3,036	$2,549
Total gains or losses (realized/unrealized):
Included in earnings	(46)	(57)
Included in other comprehensive income	0	0
Purchases	0	0
Sales	0	0
Issues	50	197
Settlements	0	0
Balance at end of period	$3,040	$2,689

Total gains for the three months ended included in earnings attributable to the change in unrealized gains or losses related to assets still held were $106,000 and $153,000 at March 31, 2014 and 2013, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
			Input Value
			Three Months Ended March 31,
	Valuation Technique	Unobservable Inputs	2014	2013
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	9.07%	17.63%
		Weighted average discount rate	9.08%	8.03%
		Weighted average expected life (in years)	6.20	4.10

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2014, the Company identified $14.7 million in impaired loans that had specific allowances for losses aggregating $4.8 million. Related to these loans, there was $1.1 million in charge-offs recorded during the three months ended March 31, 2014. As of March 31, 2013, the Company identified $25.7 million in impaired loans that had specific allowances for losses aggregating $4.1 million. Related to these loans, there was $1.4 million in charge-offs recorded during the three months ended March 31, 2013.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets consisted of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

	Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2014
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,668	$0	$0	$1,668	$(103)
Real estate construction - residential	1,793	0	0	1,793	(60)
Real estate construction - commercial	67	0	0	67	(414)
Real estate mortgage - residential	3,559	0	0	3,559	(94)
Real estate mortgage - commercial	2,615	0	0	2,615	(365)
Consumer	265	0	0	265	(18)
Total	$9,967	$0	$0	$9,967	$(1,054)
Other real estate owned and repossessed assets	$14,054	$0	$0	$14,054	$(30)

March 31, 2013
Assets:
Impaired loans:
Commercial, financial, & agricultural	$737	$0	$0	$737	$(10)
Real estate construction - residential	1,959	0	0	1,959	(119)
Real estate construction - commercial	5,762	0	0	5,762	0
Real estate mortgage - residential	2,774	0	0	2,774	(235)
Real estate mortgage - commercial	10,368	0	0	10,368	(987)
Consumer	38	0	0	38	0
Total	$21,638	$0	$0	$21,638	$(1,351)
Other real estate owned and repossessed assets	$23,128	$0	$0	$23,128	$(200)

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 is as follows:

			March 31, 2014
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2014		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$24,314	$24,314	$24,314	$0	$0
Federal funds sold and overnight interest-bearing deposits	16,920	16,920	16,920	0	0
Investment in available-for-sale securities	213,227	213,227	1,001	212,226	0
Loans, net	832,462	835,199	0	0	835,199
Investment in FHLB stock	2,315	2,315	0	2,315	0
Mortgage servicing rights	3,040	3,040	0	0	3,040
Cash surrender value - life insurance	2,233	2,233		2,233	0
Accrued interest receivable	4,441	4,441	4,441	0	0
	$1,098,952	$1,101,689	$46,676	$216,774	$838,239
Liabilities:
Deposits:
Non-interest bearing demand	$189,925	$189,925	$189,925	$0	$0
Savings, interest checking and money market	453,724	453,724	453,724	0	0
Time deposits	344,087	346,442	0	0	346,442
Federal funds purchased and securities sold under agreements to repurchase	20,761	20,761	20,761	0	0
Subordinated notes	49,486	34,081	0	34,081	0
Federal Home Loan Bank advances	24,000	25,261	0	25,261	0
Accrued interest payable	412	412	412	0	0
	$1,082,395	$1,070,606	$664,822	$59,342	$346,442

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2013
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2013		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$27,079	$27,079	$27,079	$0	$0
Federal funds sold and overnight interest-bearing deposits	1,360	1,360	1,360	0	0
Investment in available-for-sale securities	205,985	205,985	1,003	204,982	0
Loans, net	825,828	829,223	0	0	829,223
Investment in FHLB stock	2,354	2,354	0	2,354	0
Mortgage servicing rights	3,036	3,036	0	0	3,036
Cash surrender value - life insurance	2,213	2,213		2,213	0
Accrued interest receivable	4,999	4,999	4,999	0	0
	$1,072,854	$1,076,249	$34,441	$209,549	$832,259
Liabilities:
Deposits:
Non-interest bearing demand	$187,382	$187,382	$187,382	$0	$0
Savings, interest checking and money market	419,085	419,085	419,085	0	0
Time deposits	350,004	352,432	0	0	352,432
Federal funds purchased and securities sold under agreements to repurchase	31,084	31,084	31,084	0	0
Subordinated notes	49,486	32,048	0	32,048	0
Federal Home Loan Bank advances	24,000	25,366	0	25,366	0
Accrued interest payable	426	426	426	0	0
	$1,061,467	$1,047,823	$637,977	$57,414	$352,432

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(13)              Repurchase Reserve Liability

The Company’s repurchase reserve liability for estimated losses incurred on sold loans that are included in gain on sales of mortgage loans was $160,000 at March 31, 2014. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. Although the Company has not experienced any historical repurchase losses, it was notified during the third quarter of 2013 by one of its two investors, Freddie Mac, that fifteen loans which were foreclosed upon from 2007 to the present, are being reviewed for quality control purposes and may result in loss indemnification payments to the investor as reimbursement for losses. The balance of these loans at foreclosure date totaled $1.5 million. During the fourth quarter of 2013 and through March 31, 2014, the Company settled these loan foreclosures resulting in payments totaling $119,000 for reimbursement of costs incurred by Freddie Mac on three of these foreclosures. The remaining twelve foreclosures were settled without incurring any additional costs. At March 31, 2014, the Company was servicing 3,158 loans sold to the secondary market with a balance of approximately $319.3 million compared to 3,114 loans sold with a balance of approximately $322.5 million at December 31, 2013.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2014, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of the periods indicated:

	March 31,	December 31,
(in thousands)	2014	2013
Commitments to extend credit	$121,100	$117,880
Commitments to originate residential first and second mortgage loans	1,866	1,852
Standby letters of credit	1,591	1,826

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from on e month to five years at March 31, 2014.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Pending Litigation

The Company and its subsidiaries are defendants in various legal actions incidental to the Company’s past and current business activities. Based on the Company’s analysis, and considering the inherent uncertainties associated with litigation, management does not believe that it is reasonably possible that these legal actions will materially adversely affect the Company’s consolidated financial condition or results of operations in the near term. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss is deemed probable or an amount can be estimated.

Item 2 - Management’s Discussion and Analysis of Financial Condition

And Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company, Hawthorn Bancshares, Inc., and its subsidiaries, including, without limitation:

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

Forward-looking statements are not guarantees of future performance or results.  They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•                  competitive pressures among financial services companies may increase significantly,

•                  changes in the interest rate environment may reduce interest margins,

•                  general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,

•                  increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,

•                  costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected,

•                  legislative or regulatory changes may adversely affect the business in which the Company and its subsidiaries are engaged, and

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

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at March 31, 2014, provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. The Company also provides a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that the Company provides include automated teller machines, trust services, credit-related insurance, and safe-deposit boxes. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson, and Lee’s Summit, Missouri.

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

The success of the Company’s growth strategy depends primarily on the ability of its banking subsidiary to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. The Company’s financial performance also depends, in part, on its ability to manage various portfolios and to successfully introduce additional financial products and services by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction. Furthermore, the success of the Company’s growth strategy depends on its ability to maintain sufficient regulatory capital levels during periods in which general economic conditions are unfavorable and despite economic conditions being beyond its control.

The Company’s subsidiary bank, Hawthorn Bank (Bank), is a full-service bank conducting a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.

The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The operations of the Bank are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of the Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of shareholders. The Company is subject to supervision and examination by the by the Board of Governors of the Federal Reserve System.

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

Allowance for Loan Losses

Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of the Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Further discussion of the methodology used in establishing the allowance and the impact of any associated risks related to these policies on the Company’s business operations is provided in note 1 to the Company’s unaudited consolidated financial statements and is also discussed in the Lending and Credit Management section below. Many of the loans are deemed collateral dependent for purposes of the measurement of the impairment loss, thus the fair value of the underlying collateral and sensitivity of such fair values due to changing market conditions, supply and demand, condition of the collateral and other factors can be volatile over periods of time. Such volatility can have an impact on the financial performance of the Company.

Income Taxes

Income taxes are accounted for under the asset/liability method by recognizing the amount of taxes payable or refundable for the current period and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in addressing the Company’s future tax consequences of events that have been recognized in the consolidated financial statements or tax returns such as realization of the effects of temporary differences, net operating loss carry forwards and changes in tax laws or interpretations thereof. A valuation allowance is established when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. In this case, the Company would adjust the recorded value of the deferred tax asset, which would result in a direct charge to income tax expense and earnings in the period that the determination was made. Likewise, the Company would reverse the valuation allowance when it is expected to realize the deferred tax asset. Critical to the assessment is the Company’s estimates and judgments related to future taxable income which is based on historical financial performance and assumptions related to the forecasts of future performance. In addition, the Company is subject to the continuous examination of its tax returns by the Internal Revenue Service and other taxing authorities. The Company accrues for penalties and interest related to income taxes in income tax expense. As of March 31, 2014, the Company has not recognized any tax liabilities or any interest or penalties in income tax expense related to uncertain tax positions.

Other Real Estate Owned and Repossessed Assets

Other real estate owned and repossessed assets consist of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate owned assets are initially recorded as held for sale at the fair value of the collateral less estimated selling costs. Any adjustment is recorded as a charge-off against the allowance for loan losses. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. The write-downs are recorded as other real estate expense, net. The Company establishes a valuation allowance related to other real estate owned on an asset-by-asset basis. The valuation allowance is created during the holding period when the fair value less cost to sell is lower than the cost of the property.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2014 and 2013, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended
	March 31,
(In thousands, except per share data)	2014	2013
Per Share Data
Basic earnings (loss) per common share	$0.39	$(0.09)
Diluted earnings (loss) per common share	0.39	(0.09)
Dividends paid on preferred stock	—	228
Accretion of discount on preferred stock	—	72
Dividends paid on common stock	252	242
Book value per common share	15.24	14.48
Market price per common share	13.23	11.08
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.70%	(0.05)%
Return on common stockholders’ equity	10.67%	(2.33)%
Common stockholders’ equity to total assets	6.57%	7.85%
Efficiency ratio (1)	74.17%	93.70%
Efficiency ratio (2)	73.10%	73.20%

(Based on end-of-period data)
Common stockholders’ equity to assets	6.58%	7.66%
Stockholders’ equity to assets	6.58%	6.14%
Total risk-based capital ratio	15.51%	16.84%
Tier 1 risk-based capital ratio	11.67%	13.55%
Leverage ratio (3)	8.87%	10.09%

(1)              Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.

(2)              Does not include other real estate expense or gain on sale of investment securities.

(3)              Leverage ratio is calculated by dividing Tier 1 capital ratio by average total consolidated assets.

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

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Change	% Change

Net interest income	$9,654	$9,729	$(75)	(0.8)%
Provision for loan losses	—	1,000	(1,000)	(100.0)
Noninterest income	2,085	3,007	(922)	(30.7)
Noninterest expense	8,707	11,934	(3,227)	(27.0)
Income (loss) before income taxes	3,032	(198)	3,230	1,631.3
Income tax expense (benefit)	1,045	(62)	1,107	1,785.5
Net income (loss)	$1,987	$(136)	$2,123	1,561.0%
Preferred stock dividends and accretion of discount	—	295	(295)	(100.0)
Net income (loss) available to common shareholders	$1,987	$(431)	$2,418	561.0%

Business Events On December 19, 2008, the Company announced its participation in the U.S. Treasury Department’s Capital Purchase Program (CPP), a voluntary program that provides capital to financially healthy banks. Participation in this program included the Company’s issuance of 30,255 shares of senior preferred stock (with a par value of $1,000 per share) and a ten year warrant to purchase approximately 287,133 shares of common stock. On May 9, 2012, the Company redeemed 12,000 of the 30,255 shares of preferred stock issued under the U.S. Treasury’s CPP program, and on May 15, 2013, the remaining 18,255 shares were redeemed.

On June 11, 2013, the common stock warrant issued under the U.S. Treasury Department’s CPP program was repurchased by the Company pursuant to a letter agreement between the Treasury and the Company for a total repurchase price of $540,000, or $1.88 per warrant share. The repurchase price was based on the fair value of the warrant as agreed upon by the Company and the Treasury. The repurchase of the warrant ends the Company’s participation in the U.S. Treasury Department’s CPP.

For the fifth consecutive year, on July 1, 2013, the Company distributed a four percent stock dividend to shareholders of record at the close of business on June 15, 2013. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend.

Consolidated net income of $2.0 million for the three months ended March 31, 2014 increased $2.1million compared to a consolidated net loss of $136,000 for the three months ended March 31, 2013. Net income available to common shareholders for the three months ended March 31, 2014 was $2.0 million, or $0.39 per diluted common share, compared to a net loss available to common shareholders of $431,000, or $(0.09) per diluted common share for the three months ended March 31, 2013. For the quarter ended March 31, 2014, the return on average assets was 0.70%, the return on average common stockholders’ equity was 10.67%, and the efficiency ratio was 74.17%.

Net interest income was $9.7 million for both the three months ended March 31, 2014 and 2013. The net interest margin increased to 3.72% for the three months ended March 31, 2014, compared to 3.65% for the three months ended March 31, 2013 primarily resulting from a decrease in the Company’s cost of certificate of deposits. During the third quarter of 2013, $23.0 million from a 58 month 6.05% certificate of deposit special matured and approximately $5.7 million was reinvested at current market rates.

The lower provision for loan losses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily a result of the improving credit quality in the Company’s historical loss analysis and reduced levels of nonperforming loans. Net charge-offs for the three months ended March 31, 2014, were $874,000, or 0.10% of average loans compared to $3.2 million, or 0.15% of average loans for the three months ended March 31, 2013. Non-performing loans totaled $36.2 million, or 4.29% of total loans, at March 31, 2014 compared to $35.3 million, or 4.21% of total loans, at December 31, 2013, and $38.6 million, or 4.63%of total loan, at March 31, 2013.

Non-interest income decreased $922,000, or 30.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense decreased $3.2 million, or 27.0%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$129,845	$1,502	4.69%	$126,969	$1,559	4.98%
Real estate construction - residential	22,962	238	4.20	22,746	252	4.49
Real estate construction - commercial	56,768	606	4.33	44,681	514	4.67
Real estate mortgage - residential	228,530	2,753	4.89	219,843	2,781	5.13
Real estate mortgage - commercial	383,157	4,468	4.73	400,681	4,928	4.99
Consumer	20,364	332	6.61	25,069	378	6.12
Total loans	$841,626	$9,899	4.77%	$839,989	$10,412	5.03%
Investment securities: (3)
U.S. Treasury	$1,003	$3	1.21%	$2,029	$8	1.60%
Government sponsored enterprises	66,822	217	1.32	71,949	216	1.22
Asset backed securities	108,941	649	2.42	117,396	670	2.31
State and municipal	33,221	295	3.60	35,157	334	3.85
Total investment securities	$209,987	$1,164	2.25%	$226,531	$1,228	2.20%
Restricted investments	4,046	20	2.00	3,924	22	2.27
Federal funds sold and interest bearing deposits in other financial institutions	10,658	8	0.30	24,661	14	0.23
Total interest earning assets	$1,066,317	$11,091	4.22%	$1,095,105	$11,676	4.32%
All other assets	96,718			105,301
Allowance for loan losses	(13,682)			(15,271)
Total assets	$1,149,353			$1,185,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$209,669	$150	0.29%	$203,709	$147	0.29%
Savings	79,595	20	0.10	71,535	19	0.11
Money market	161,473	97	0.24	159,549	95	0.24
Time deposits of $100,000 and over	110,648	190	0.70	119,511	248	0.84
Other time deposits	235,353	432	0.74	271,682	884	1.32
Total time deposits	$796,738	$889	0.45%	$825,986	$1,393	0.68%
Federal funds purchased and securities sold under agreements to repurchase	19,397	4	0.08	18,544	5	0.11
Subordinated notes	49,486	312	2.56	49,486	320	2.62
Federal Home Loan Bank Advances	25,167	104	1.68	20,104	99	2.00
Total borrowings	$94,050	$420	1.81%	$88,134	$424	1.95%
Total interest bearing liabilities	$890,788	$1,309	0.60%	$914,120	$1,817	0.81%
Demand deposits	176,860			171,398
Other liabilities	6,220			6,595
Total liabilities	1,073,868			1,092,113
Stockholders’ equity	75,485			93,022
Total liabilities and stockholders’ equity	$1,149,353			$1,185,135
Net interest income (FTE)		9,782			9,859
Net interest spread			3.62%			3.51%
Net interest margin			3.72%			3.65%

(1)         Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $128,000 and $131,000 for the three months ended March 31, 2014 and 2013, respectively.

(2)         Non-accruing loans are included in the average amounts outstanding.

(3)         Average balances based on amortized cost.

(4)         Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2014 compared to March 31, 2013. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2014 vs. 2013
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$(57)	$34	$(91)
Real estate construction - residential	(14)	2	(16)
Real estate construction - commercial	92	131	(39)
Real estate mortgage - residential	(28)	108	(136)
Real estate mortgage - commercial	(460)	(211)	(249)
Consumer	(46)	(75)	29
Investment securities: (3)	0	0
U.S. Treasury	(5)	(3)	(2)
Government sponsored entities	1	(16)	17
Asset backed securities	(21)	(49)	28
State and municipal	(39)	(17)	(22)
Restricted investments	(2)	1	(3)
Federal funds sold and interest bearing deposits in other financial institutions	(6)	(10)	4
Total interest income	(585)	(105)	(480)
Interest expense:
NOW accounts	3	4	(1)
Savings	1	2	(1)
Money market	2	1	1
Time deposits of $100,000 and over	(58)	(17)	(41)
Other time deposits	(451)	(106)	(345)
Federal funds purchased and securities sold under agreements to repurchase	(1)	0	(1)
Subordinated notes	(8)	0	(8)
Federal Home Loan Bank advances	5	23	(18)
Total interest expense	(507)	(93)	(414)
Net interest income on a fully taxable equivalent basis	$(78)	$(12)	$(66)

(1)         Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $128,000 and $131,000 for the three months ended March 31, 2014 and 2013, respectively.

(2)         Non-accruing loans are included in the average amounts outstanding.

(3)         Average balances based on amortized cost.

(4)         Fees and costs on loans are included in interest income.

Financial results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, reflected a decrease in net interest income, on a tax equivalent basis, of $78,000, or 0.79%. The decrease in net interest income is primarily due to lower average earning asset levels. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.72% for the three months ended March 31, 2014, compared to 3.65% for the three months ended March 31, 2013. Although the volume and yield on average earning assets decreased for the three months ending March 31, 2014 compared to the three months ended March 31, 2013, the increase in the net interest margin was primarily due to lower costs of certificates of deposit. See Interest expense on deposits below for further discussion.

Average interest-earning assets decreased $28.8 million, or 2.6%, to $1.1 billion for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and average interest bearing liabilities decreased $23.3 million, or 2.6%, to $890.8 million for the three months ended March 31, 2014 compared to $914.1 million for the three months ended March 31, 2013.

Total interest income (expressed on a fully taxable equivalent basis) decreased to $11.1 million for the three months ended March 31, 2014 compared to $11.7 million for the three months ended March 31, 2013. The Company’s rates earned on interest earning assets were 4.22% for the three months ended March 3, 2014 compared to 4.32% for the three months ended March 31, 2013.

Interest income on loans decreased to $9.9 million for the three months ended March 31, 2014 compared to $10.4 million for the three months ended March 31, 2014.

Average loans outstanding increased $1.6 million, or 0.19%, to $841.6 million for the three months ended March 31, 2014 compared to $840.0 million for the three months ended March 31, 2013. The average yield on loans receivable decreased to 4.77% during the three months ended March 31, 2014 compared to 5.03% for the three months ended March 31, 2013 primarily as a result of decreasing market interest rates. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense decreased to $1.3 million for the three months ended March 31, 2014, compared to $1.8 million for the three months ended March 31, 2013. The Company’s rates paid on interest bearing liabilities was 0.60% for the three months ended March 31, 2014 compared to 0.81% for the three months ended March 31, 2013. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $889,000 for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013.

Average time deposits decreased $29.2 million, or 3.5%, to $796.7 million for the three months ended March 31, 2014 compared to $826.0 million for the three months ended March 31, 2013. The average cost of deposits decreased to 0.45% during the three months ended March 31, 2014 compared to 0.68% for the three months ended March 31, 2013 primarily as a result of lower market interest rates and the maturity of $23.0 million from a 58 month 6.05% certificate of deposit special during the third quarter of 2013.

Interest expense on borrowings decreased to $420,000 for the three months ended March 31, 2014 compared to $424,000 for the three months ended March 31, 2013. Average borrowings increased $5.9 million to $94.0 million for the three months ended March 31, 2014 compared to $88.1 million for the three months ended March 31, 2013. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,230	$1,359	$(129)	(9.5)%
Trust department income	203	210	(7)	(3.3)
Real estate servicing fees, net	177	159	18	11.3
Gain on sales of mortgage loans, net	191	720	(529)	(73.5)
Gain on sale of investment securities	0	294	(294)	NM
Other	284	265	19	7.2
Total non-interest income	$2,085	$3,007	$(922)	(30.7)%

Non-interest income as a % of total revenue *	17.8%	23.6%
Total revenue per full time equivalent employee	$33.5	$37.6

*                 Total revenue is calculated as net interest income plus non-interest income.

NM - not meaningful

Total non-interest income decreased $922,000, or 30.7%, to $2.1 million for the three months ended March 31, 2014 compared to $3.0 million for the three months ended March 31, 2013.

Real estate servicing fees, net increased $18,000 to $177,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net real estate servicing fees include mortgage loan servicing fees and the gains or losses due to the change in fair value of MSRs arising from inputs and assumptions. Mortgage loan servicing fees earned on loans sold were $223,000 for the three months ended March 31, 2014 compared to $217,000 for the three months ended March 31, 2013. Total net losses recognized related to MSRs due to the change in fair value were $46,000 for the three months ended March 31, 2014 compared to total net losses of $57,000 for the three months ended March 31, 2013. The Company was servicing $319.3 million of mortgage loans at March 31, 2014 compared to $322.5 million and $318.9 million at December 31, 2013 and March 31, 2013, respectively.

Gain on sales of mortgage loans decreased $529,000 to $191,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The Company sold loans of $6.0 million for the three months ended March 31, 2014 compared to $29.3 million for the three months ended March 31, 2013. Refinancing activity impacting both the volume of loans sold and gains recognized continued to be slow during 2014 primarily due to rising interest rates.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013	$ Change	% Change
Non-interest Expense
Salaries	$3,819	$3,707	$112	3.0%
Employee benefits	1,211	1,203	8	0.7
Occupancy expense, net	620	635	(15)	(2.4)
Furniture and equipment expense	444	435	9	2.1
FDIC insurance assessment	238	243	(5)	(2.1)
Legal, examination, and professional fees	226	226	0	0.0
Advertising and promotion	291	281	10	3.6
Postage, printing, and supplies	265	256	9	3.5
Processing expense	759	1,275	(516)	(40.5)
Other real estate expense	124	2,821	(2,697)	(95.6)
Other	710	852	(142)	(16.7)
Total non-interest expense	$8,707	$11,934	$(3,227)	(27.0)%
Efficiency ratio *	74.2%	93.7%
Efficiency ratio ***	73.1	73.2
Salaries and benefits as a % of total non-interest expense	57.8%	41.1%
Number of full-time equivalent employees	350	339

* Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

*** Does not include other real estate expense or gain on sale of investment securities

Total non-interest expense decreased $3.2 million, or 27.0%, to $8.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Processing expense decreased $516,000, or 40.5%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to contract savings resulting in lower core processing expenses. In 2013 a one time consulting fee was incurred to negotiate reduced future core processing expenses. A portion of this fee is being amortized over the new contract period with the Company’s core processing vendor.

Other real estate (ORE) expense decreased $2.7 million, or 95.6%, to $124,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The expense provision for valuation write-downs taken on ORE was $123,000 for the three months ended March 31, 2014 compared to $2.3 million for the three months ended March 31, 2013. The significant expense provision during 2013 primarily related to two hotels located in the Branson area that were sold at auction during the second quarter of 2013. Expenses incurred to maintain foreclosed properties were $147,000 for the three months ended March 31, 2014 compared to $490,000 for the three months ended March 31, 2013. Overall operating costs began to decrease during the third quarter of 2013 due to the sale of the hotels.

Other non-interest expense decreased $142,000, or 16.7%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease for the three months ended March 31, 2014 was primarily due to a $101,000 decrease in core deposit intangible asset amortization and a $50,000 decrease in commercial and real estate loan expense.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.5% for the three months ended March 31, 2014 compared to 31.3% for the three months ended March 31, 2013.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 71.5% of total assets as of March 31, 2014 compared to 72.4% as of December 31, 2013.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Commercial, financial, and agricultural	$133,346	$133,717
Real estate construction - residential	22,060	21,008
Real estate construction - commercial	57,340	55,076
Real estate mortgage - residential	230,310	225,541
Real estate mortgage - commercial	384,130	382,550
Installment loans to individuals	19,121	21,655
Total loans	$846,307	$839,547
Percent of categories to total loans:
Commercial, financial, and agricultural	15.7%	15.9%
Real estate construction - residential	2.6	2.5
Real estate construction - commercial	6.8	6.6
Real estate mortgage - residential	27.2	26.9
Real estate mortgage - commercial	45.4	45.6
Installment loans to individuals	2.3	2.5
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the three months ended March 31, 2014, the Company sold approximately $6.0 million of loans to investors compared to $29.3 million for the three months ended March 31, 2013. At March 31, 2014, the Company was servicing approximately $322.5 million of loans sold to the secondary market compared to $322.5 million at December 31, 2013, and $318.9 million at March 31, 2013.

Risk Elements of the Loan Portfolio

Management, the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2.0 million in aggregate and all adversely classified credits identified by management are reviewed. In addition, all other loans are reviewed on a sample basis. The senior loan committee reviews and reports to the board of directors, on a monthly basis, past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310, Accounting by Creditors for Impairment of a Loan, in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered adequate by management to provide for probable losses inherent in the loan portfolio.

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	March 31,	December 31,
(In thousands)	2014	2013
Nonaccrual loans:
Commercial, financial, and agricultural	$2,632	$1,684
Real estate construction - residential	2,143	2,204
Real estate construction - commercial	5,936	6,251
Real estate mortgage - residential	3,939	4,165
Real estate mortgage - commercial	9,838	9,074
Installment loans to individuals	316	302
Total	$24,804	$23,680

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$0
Real estate construction - residential	0	0
Real estate construction - commercial	1	0
Real estate mortgage - residential	194	129
Real estate mortgage - commercial	0	100
Installment loans to individuals	9	14
Total	$204	$243
Troubled debt restructurings - accruing	11,234	11,395
Total nonperforming loans	36,242	35,318
Other real estate owned	14,031	14,826
Foreclosed assets	23	41
Total nonperforming assets	$50,296	$50,185

Loans	$845,307	$839,547
Allowance for loan losses to loans	1.52%	1.63%
Nonperforming loans to loans	4.29%	4.21%
Allowance for loan losses to nonperforming loans	35.44%	38.84%
Nonperforming assets to loans, other real estate owned and foreclosed assets	5.85%	5.87%

Total nonperforming assets totaled $50.3 million at March 31, 2014 compared to $50.2 million at December 31, 2013. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $36.2 million, or 4.29%, of total loans at March 31, 2014 compared to $35.3 million, or 4.21%, of total loans at December 31, 2013. See further discussion below.

It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest due has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was approximately $289,000 and $350,000 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, approximately $15.9 million and $21.0 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2014 and December 31, 2013, respectively.

Total non-accrual loans at March 31, 2014 increased $1.1 million to $24.8 million from December 31, 2013. This increase primarily consisted of a $948,000 increase in commercial, financial and agricultural non-accrual loans and a $764,000 increase in real estate mortgage - commercial non-accrual loans. This increase was partially offset by a $376,000 decrease in real estate construction non-accrual loans and a $226,000 decrease in real estate mortgage — residential non-accrual loans. At March 31, 2014 and December 31, 2013, real estate mortgage — commercial non-accrual loans made up 40% and 38%, respectively, of total non-accrual loans.

Loans past due 90 days and still accruing interest at March 31, 2014 were $204,000 compared to $243,000 at December 31, 2013. Other real estate owned and repossessed assets at March 31, 2014 were $14.0 million compared to $14.9 million at December 31, 2013.  During the three months ended March 31, 2014, $259,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets, and a net $123,000 additional provision to the valuation allowance was recorded to reflect current fair values. This is compared to a net $2.3 million provision during the three months ended March 31, 2013. The provision during 2013 primarily related to two hotels located in the Branson area that were sold during the second quarter.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2014			December 31, 2013
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
TDRs - Accrual
Commercial, financial and agricultural	9	$2,287	$99	9	$2,331	$101
Real estate construction - commercial	0	0	0	1	364	0
Real estate mortgage - residential	7	3,533	1,039	6	2,352	529
Real estate mortgage - commercial	6	5,414	0	6	6,348	885
Total TDRs - Accrual	22	$11,234	$1,138	22	$11,395	$1,515
TDRs - Non-accrual
Commercial, financial and agricultural	4	$327	$250	2	$88	$8
Real estate construction - commercial	1	3,742	0	1	3,742	0
Real estate mortgage - residential	5	631	240	5	639	229
Real estate mortgage - commercial	7	6,242	801	7	5,572	424
Consumer	2	43	16	2	43	15
Total TDRs - Non-accrual	19	$10,985	$1,307	17	$10,084	$676
Total TDRs	41	$22,219	$2,445	39	$21,479	$2,191

At March 31, 2014, loans classified as TDRs totaled $22.2 million, of which $11.0 million were on non-accrual status and $11.2 million were on accrual status. At December 31, 2013, loans classified as TDRs totaled $21.5 million, of which $10.1 million were on non-accrual status and $11.4 million were on accrual status. The net increase in total TDRs from December 31, 2013 was primarily due to $1.5 million additions to TDRs, partially offset by $314,000 charged off, and approximately $446,000 of payments received. The increase in TDRs classified as real estate mortgage - residential accruing loans primarily relates to one new loan relationship modified to interest only payments. The increase in real estate mortgage - commercial non-accrual TDRs is primarily related to one loan relationship that was placed on non-accrual TDR status during the first quarter of 2014.

Provision and Allowance for Loan Losses

As mentioned above, the Company is continuing to recover from the deterioration of collateral values during the prior and current economic conditions. Current appraisals are being obtained and management has adjusted the provision to reflect the amounts determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses was $12.8 million, or 1.52%, of loans outstanding at Mach 31, 2014 compared to $13.7 million, or 1.63%, of loans outstanding at December 31, 2013, and $14.5 million, or 1.74%, of loans outstanding at March 31, 2013.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
Analysis of allowance for loan losses:
Balance beginning of period	$13,719	$14,842
Charge-offs:
Commercial, financial, and agricultural	131	61
Real estate construction - residential	60	120
Real estate construction - commercial	414	—
Real estate mortgage - residential	120	292
Real estate mortgage - commercial	367	999
Installment loans to individuals	84	109
Total charge-offs	1,176	1,581
Recoveries:
Commercial, financial, and agricultural	$116	$42
Real estate construction - residential	—	—
Real estate construction - commercial	—	—
Real estate mortgage - residential	112	15
Real estate mortgage - commercial	16	161
Installment loans to individuals	58	66
Total recoveries	302	284
Net charge-offs	874	1,297
Provision for loan losses	—	1,000
Balance end of period	$12,845	$14,545

Loan Charge-offs

The Company’s net loan charge-offs were $874,000, or 0.10% of average loans, for the three moths ended March 31, 2014 compared to net loan charge-offs of $1.3 million, or 0.15% of average loans, for the three months ended March 31, 2013.

Real estate mortgage charge-offs represented 41% of total charge-offs during the three months ended March 31, 2014 compared to 81% of total charge-offs during the three months ended March 31, 2013. Real estate construction charge-offs represented 40% of total charge-offs during the three months ended March 31, 2014 compared to 8% of total charge-offs during the three months ended March 31, 2013.

Provision

There was no provision for loan losses during the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013. Due to decreases in historical loss rates based on the Company’s last thirty-six months of charge-off experience, decreases in average loans and reduced levels of nonperforming loans, no provision was required during the first quarter of 2014.

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2014	2013
Allocation of allowance for loan losses at end of year:
Commercial, financial, and agricultural	$2,452	$2,374
Real estate construction - residential	479	931
Real estate construction - commercial	550	631
Real estate mortgage - residential	3,090	2,959
Real estate mortgage - commercial	6,019	6,523
Installment loans to individuals	255	294
Unallocated	0	7
Total	$12,845	$13,719

The Company’s allowance for loan losses decreased to $12.8 million at March 31, 2014 compared to $13.7 million at December 31, 2013. The decrease from December 31, 2013 primarily consisted of a $452,000 decrease in the allocation for real estate construction — residential loans, and a $504,000 decrease in real estate mortgage — commercial loans, partially offset by a $131,000 increase in real estate mortgage - residential loans. The ratio of the allowance for loan losses to nonperforming loans was 35.4% at March 31, 2014, compared to 38.8% at December 31, 2013.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2014	2013
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$4,753	$4,796
Collectively evaluated for impairment - general reserves	8,092	8,923
Total	$12,845	$13,719

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2014, $4.8 million of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $36.0 million compared to $4.8 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $35.1 million at December 31, 2013. Management determined that $21.3 million, or 59%, of total impaired loans required no reserve allocation at March 31, 2014 compared to $18.8 million, or 54%, at December 31, 2013 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying percentages to pools of loans by asset type. Loans not individually evaluated are aggregated based on similar risk characteristics. Historical loss rates for each risk group, which is updated quarterly, are quantified using all recorded loan charge-offs. Management determined that the previous twelve quarters were reflective of the loss characteristics of the Company’s loan portfolio during the recent economic environment. These historical loss rates for each risk group are used as the starting point to determine allowance provisions. The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available. The rates are then adjusted through the use of qualitative risk factors to reflect actual changes and anticipated changes such as changes in specific allowances on loans and real estate acquired through foreclosure, any gains and losses on final disposition of real estate acquired through foreclosure, changes in national and local economic conditions and developments, including general economic and business conditions affecting the Company’s key lending areas, credit quality trends, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of the internal loan review department. These qualitative risk factors are generally reviewed and updated quarterly, as appropriate.

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

	March 31,	December 31,
(In thousands)	2014	2013
Federal funds sold and other overnight interest-bearing deposits	$16,920	$1,360
Available-for-sale investment securities	213,227	205,985
Total	$230,147	$207,345

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $213.2 million at March 31, 2014 and included an unrealized net loss of $1.5 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $8.0 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2014 and December 31, 2013, the Company’s unpledged securities in the available for sale portfolio totaled approximately $27.0 million and $60.2 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,213	$3,360
Federal funds purchased and securities sold under agreements to repurchase	32,598	25,149
Other deposits	150,353	117,283
Total pledged, at fair value	$186,164	$145,792

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2014, such deposits totaled $643.6 million and represented 65.2% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $344.1 million at March 31, 2014. These accounts are normally considered more volatile and higher costing representing 34.8% of total deposits at March 31, 2014.

Core deposits at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Core deposit base:
Non-interest bearing demand	$189,925	$187,382
Interest checking	210,848	182,103
Savings and money market	242,876	236,982
Total	$643,649	$606,467

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2014, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $4.7 million on a secured basis. There was no federal funds purchased outstanding at March 31, 2014. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2014, there was $20.8 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2014.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2014, the Bank had $24.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Borrowings:
Securities sold under agreements to repurchase	$20,761	$31,084
Federal Home Loan Bank advances	24,000	24,000
Subordinated notes	49,486	49,486
Total	$94,247	$104,570

The Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, the Company may draw advances against this collateral.

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	March 31,				December 31,
	2014				2013
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$259,604	$3,134	$41,540	$304,278	$259,221	$3,286	$41,430	$303,937
Advances outstanding	(24,000)	0	0	(24,000)	(24,000)	0	(13,504)	(37,504)
Total available	$235,604	$3,134	$41,540	$280,278	$235,221	$3,286	$27,926	$266,433

At March 31, 2014, loans with a market value of $370.1 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2014, investments with a market value of $5.3 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $41.2 million at March 31, 2014 compared to $28.4 million at December 31, 2013. The $12.8 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2014. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $4.9 million for the three months ended March 31, 2014.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $12.8 million. The cash outflow primarily consisted of $24.0 million purchases of investment securities and a $6.9 million increase the loan portfolio, partially offset by $17.4 million proceeds from maturities, calls, and pay-downs of investment securities.

Financing activities provided cash of $20.7 million, resulting primarily from a $34.6 million increase in interest bearing transaction accounts, partially offset by a $10.3 million decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2014.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $124.6 million in unused loan commitments and standby letters of credit as of March 31, 2014. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. The Company paid cash dividends to its common and preferred shareholders totaling approximately $252,000 and $470,000 for the three months ended March 31, 2014 and 2013, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $250,000 in dividends to the Company during the three months ended March 31, 2014. At March 31, 2014 and December 31, 2013, the Company had cash and cash equivalents totaling $332,000 and $450,000, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of March 31, 2014 and December 31, 2013, the Company and the Bank each met all capital adequacy requirements.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•                  A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.

•                  A minimum ratio of tier 1 capital to risk-weighted assets of 6%.

•                  A minimum leverage ratio of 4%.

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

The Company exceeded all capital adequacy requirements as of March 31, 2014 and December 31, 2013.

			Minimum		Well-Capitalized
	Actual		Capital Requirements		Capital Requirements
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk-weighted assets):
Company	$135,389	15.51%	$69,855	8.00%	N.A.	N.A.	%
Bank	125,164	14.52	68,973	8.00	$86,217	10.00
Tier I capital (to risk-weighted assets):
Company	$101,902	11.67%	$34,928	4.00%	N.A.	N.A.	%
Bank	114,361	13.26	34,487	4.00	$51,730	6.00
Tier I capital (to adjusted average assets):
Company	$101,902	8.87%	$34,482	3.00%	$ N.A.	N.A.	%
Bank	114,361	10.04	34,178	3.00	56,964	5.00

(in thousands)
December 31, 2013
Total capital (to risk-weighted assets):
Company	$133,638	15.33%	$69,728	8.00%	N.A.	N.A.	%
Bank	122,959	14.29	68,842	8.00	$86,052	10.00
Tier I capital (to risk-weighted assets):
Company	$99,398	11.40%	$34,864	4.00%	N.A.	N.A.	%
Bank	112,166	13.03	34,421	4.00	$51,631	6.00
Tier I capital (to adjusted average assets):
Company	$99,398	8.80%	$33,876	3.00%	$ N.A.	N.A.	%
Bank	112,166	10.04	33,517	3.00	55,862	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company’s Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2014, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.  However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2014. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$19,101	$19,806	$20,073	$20,374	$17,911	$115,962	$213,227
Federal funds sold and other over-night interest-bearing deposits	16,920	—	—	—	—	—	16,920
Other restricted investments	3,962	—	—	—	—	—	3,962
Loans	341,780	122,106	132,708	109,602	100,299	38,812	845,307
Total	$381,763	$141,912	$152,781	$129,976	$118,210	$154,774	$1,079,416

LIABILITIES
Savings, interest checking, and money market deposits	$242,961	$—	$210,763	$—	$—	$—	$453,724
Time deposits	238,915	54,215	24,785	12,941	13,231	—	344,087
Federal funds purchased and securities sold under agreements to repurchase	20,761	—	—	—	—	—	20,761
Subordinated notes	49,486	—	—	—	—	—	49,486
Federal Home Loan Bank advances	10,000	—	3,000	3,000	8,000	—	24,000
Total	$562,123	$54,215	$238,548	$15,941	$21,231	$—	$892,058
Interest-sensitivity GAP
Periodic GAP	$(180,360)	$87,697	$(85,767)	$114,035	$96,979	$154,774	$187,358
Cumulative GAP	$(180,360)	$(92,663)	$(178,430)	$(64,395)	$32,584	$187,358	$187,358

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.68	2.62	0.64	8.15	5.57	NM	1.21
Cumulative GAP	0.68	0.85	0.79	0.93	1.04	1.21	1.21

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2014.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a — 15(e) or 15d — 15(e) of the Securities Exchange Act of 1934 as of March 31, 2014.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Investments - Equity Method and Joint Ventures The FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor’s financial statements. This ASU is effective for interim and annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

Troubled Debt Restructurings by Creditors The FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, in January 2014. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments are effective for interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 15, 2014	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 15, 2014	W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2014 Form 10-Q

Exhibit No.	Description	Page No.

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

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