Form 10-Q
period 2014-06-30
HAWTHORN BANCSHARES, INC.
filed 2014-08-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________to______________

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

☐ Yes    ☒ No

As of August 14, 2014, the registrant had 5,233,986 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$27,065	$27,079
Federal funds sold and other overnight interest-bearing deposits	7,175	1,360
Cash and cash equivalents	34,240	28,439
Investment in available-for-sale securities, at fair value	215,653	205,985
Other investments and securities, at cost	3,962	4,001
Total investment securities	219,615	209,986
Loans	857,461	839,547
Allowances for loan losses	(12,150)	(13,719)
Net loans	845,311	825,828
Premises and equipment - net	37,946	38,079
Mortgage servicing rights	2,911	3,036
Other real estate and foreclosed assets - net	12,026	14,867
Accrued interest receivable	4,751	4,999
Cash surrender value - life insurance	2,251	2,213
Other assets	11,493	12,675
Total assets	$1,170,544	$1,140,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$196,171	$187,382
Savings, interest checking and money market	448,836	419,085
Time deposits $100,000 and over	113,063	111,667
Other time deposits	230,380	238,337
Total deposits	988,450	956,471
Federal funds purchased and securities sold under agreements to repurchase	22,849	31,084
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	24,000	24,000
Accrued interest payable	393	426
Other liabilities	5,841	4,275
Total liabilities	1,091,019	1,065,742
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,194,537 shares, respectively	5,195	5,195
Surplus	36,092	33,385
Retained earnings	40,970	40,086
Accumulated other comprehensive income (loss), net of tax	785	(769)
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	79,525	74,380
Total liabilities and stockholders’ equity	$1,170,544	$1,140,122

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$10,048	$10,435	$19,913	$20,823
Interest on investment securities:
Taxable	874	910	1,755	1,814
Nontaxable	174	213	363	430
Federal funds sold and other overnight interest-bearing deposits	9	15	18	29
Dividends on other securities	20	19	40	41
Total interest income	11,125	11,592	22,089	23,137
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	255	253	521	514
Time deposit accounts $100,000 and over	187	233	378	481
Other time deposits	413	857	845	1,739
Interest on federal funds purchased and securities sold under agreements to repurchase	4	5	9	10
Interest on subordinated notes	315	320	627	641
Interest on Federal Home Loan Bank advances	104	109	208	208
Total interest expense	1,278	1,777	2,588	3,593
Net interest income	9,847	9,815	19,501	19,544
Provision for loan losses	0	1,000	0	2,000
Net interest income after provision for loan losses	9,847	8,815	19,501	17,544
NON-INTEREST INCOME
Service charges on deposit accounts	1,343	1,391	2,573	2,749
Trust department income	228	209	431	418
Real estate servicing fees, net	22	263	199	422
Gain on sale of mortgage loans, net	257	620	448	1,340
Gain on sale of investment securities	0	260	0	554
Other	333	345	618	613
Total non-interest income	2,183	3,088	4,269	6,096
NON-INTEREST EXPENSE
Salaries and employee benefits	4,960	4,822	9,991	9,733
Occupancy expense, net	672	642	1,292	1,277
Furniture and equipment expense	453	530	896	965
FDIC insurance assessment	242	257	480	499
Legal, examination, and professional fees	282	294	508	520
Advertising and promotion	256	316	546	597
Postage, printing, and supplies	280	291	545	547
Processing expense	761	734	1,520	2,009
Other real estate expense, net	172	351	296	3,173
Other	733	1,044	1,444	1,896
Total non-interest expense	8,811	9,281	17,518	21,216
Income before income taxes	3,219	2,622	6,252	2,424
Income tax expense	1,121	810	2,167	748
Net income	2,098	1,812	4,085	1,676
Preferred stock dividends and accretion of discount	0	320	0	615
Net income available to common shareholders	$2,098	$1,492	$4,085	$1,061
Basic earnings per share	$0.40	$0.29	$0.78	$0.20
Diluted earnings per share	$0.40	$0.29	$0.78	$0.20

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net income	$2,098	$1,812	$4,085	$1,676
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	981	(2,722)	1,530	(3,262)
Adjustment for gain on sale of investment securities, net of tax	0	(161)	0	(343)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12	17	24	33
Total other comprehensive income (loss)	993	(2,866)	1,554	(3,572)
Total comprehensive income (loss)	$3,091	$(1,054)	$5,639	$(1,896)

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (unaudited)

					Accumulated
					Other		Total
					Comprehensive		Stock -
	Preferred	Common		Retained	Income	Treasury	holders'
(In thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2012	$17,977	$5,001	$31,816	$39,118	$1,825	$(3,517)	$92,220
Net income	0	0	0	1,676	0	0	1,676
Other comprehensive loss	0	0	0	0	(3,572)	0	(3,572)
Stock based compensation expense	0	0	7	0	0	0	7
Accretion of preferred stock discount	278	0	0	(278)	0	0	0
Redemption of 18,255 shares of preferred stock	(18,255)	0					(18,255)
Redemption of common stock warrant	0	0	(540)	0	0	0	(540)
Stock dividend	0	0	2,284	(2,284)			0
Cash dividends declared, preferred stock	0	0	0	(456)	0	0	(456)
Cash dividends declared, common stock	0	0	0	(484)	0	0	(484)
Balance, June 30, 2013	$0	$5,001	$33,567	$37,292	$(1,747)	$(3,517)	$70,596

Balance, December 31, 2013	$0	$5,195	$33,385	$40,086	$(769)	$(3,517)	$74,380
Net income	0	0	0	4,085	0	0	4,085
Other comprehensive income	0	0	0	0	1,554	0	1,554
Stock based compensation expense	0	0	10	0	0	0	10
Stock dividend	0	0	2,697	(2,697)	0	0	0
Cash dividends declared, common stock	0	0	0	(504)	0	0	(504)
Balance, June 30, 2014	$0	$5,195	$36,092	$40,970	$785	$(3,517)	$79,525

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$4,085	$1,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	0	2,000
Depreciation expense	867	803
Net amortization of investment securities, premiums, and discounts	543	679
Amortization of intangible assets	0	135
Stock based compensation expense	10	7
Change in fair value of mortgage servicing rights	247	37
Gain on sale of investment securities	0	(554)
Gain on sales and dispositions of premises and equipment	(39)	0
Gain on sales and dispositions of other real estate and foreclosed assets	(153)	(34)
Provision for other real estate owned	174	2,185
Decrease in accrued interest receivable	248	90
Increase in cash surrender value -life insurance	(38)	(39)
Decrease in other assets	231	2,391
(Decrease) increase in accrued interest payable	(33)	407
Increase in other liabilities	1,565	1,083
Origination of mortgage loans for sale	(14,214)	(48,943)
Proceeds from the sale of mortgage loans	14,538	52,152
Gain on sale of mortgage loans, net	(448)	(1,340)
Other, net	(83)	(306)
Net cash provided by operating activities	7,500	12,429
Cash flows from investing activities:
Net (increase) decrease in loans	(19,664)	1,671
Purchase of available-for-sale debt securities	(39,607)	(73,922)
Proceeds from maturities of available-for-sale debt securities	12,364	20,116
Proceeds from calls of available-for-sale debt securities	19,500	5,255
Proceeds from sales of available-for-sale debt securities	0	22,115
Proceeds from sales of FHLB stock	39	4
Purchases of FHLB stock	0	(412)
Purchases of premises and equipment	(738)	(991)
Proceeds from sales of premises and equipment	43	0
Proceeds from sales of other real estate and foreclosed assets	3,124	6,233
Net cash used in investing activities	(24,939)	(19,931)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	8,789	(11,810)
Net increase in interest-bearing transaction accounts	29,751	22,040
Net decrease in time deposits	(6,561)	(15,513)
Net decrease (increase) in federal funds purchased and securities sold under agreements to repurchase	(8,235)	441
Repayment of FHLB advances	(10,000)	(93)
FHLB advances	10,000	9,000
Redemption of 18,255 shares of preferred stock	0	(18,255)
Warrant redemption	0	(540)
Cash dividends paid - preferred stock	0	(456)
Cash dividends paid - common stock	(504)	(484)
Net cash provided by (used) in financing activities	23,240	(15,670)
Net increase (decrease) in cash and cash equivalents	5,801	(23,172)
Cash and cash equivalents, beginning of period	28,439	58,877
Cash and cash equivalents, end of period	$34,240	$35,705

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,621	$3,186
Income taxes	$1,320	$131
Noncash investing activities:
Other real estate and foreclosed assets acquired in settlement of loans	$305	$2,970

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

Stock Dividend On July 1, 2014, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2014. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
(in thousands)	2014	2013

Commercial, financial, and agricultural	$136,772	$133,717
Real estate construction - residential	23,608	21,008
Real estate construction - commercial	63,298	55,076
Real estate mortgage - residential	233,671	225,541
Real estate mortgage - commercial	381,024	382,550
Installment and other consumer	19,088	21,655

Total loans	$857,461	$839,547

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2014, loans with a carrying value of $385.4 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended June 30, 2014
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

Balance at beginning of period	$2,452	$479	$550	$3,090	$6,019	$255	$0	$12,845
Additions:
Provision for loan losses	(566)	(65)	145	(624)	1,037	64	9	0
Deductions:
Loans charged off	54	0	77	75	705	114	0	1,025
Less recoveries on loans	(111)	(59)	0	(14)	(77)	(69)	0	(330)
Net loans charged off	(57)	(59)	77	61	628	45	0	695

Balance at end of period	$1,943	$473	$618	$2,405	$6,428	$274	$9	$12,150

	Six Months Ended June 30, 2014
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

Balance at beginning of period	$2,374	$931	$631	$2,959	$6,523	$294	$7	$13,719
Additions:
Provision for loan losses	(472)	(458)	478	(486)	885	51	2	0
Deductions:
Loans charged off	186	60	491	194	1,073	198	0	2,202
Less recoveries on loans	(227)	(60)	0	(126)	(93)	(127)	0	(633)
Net loans charged off	(41)	0	491	68	980	71	0	1,569

Balance at end of period	$1,943	$473	$618	$2,405	$6,428	$274	$9	$12,150

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at June 30, 2014 and December 31, 2013, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

June 30, 2014

Allowance for loan losses:
Individually evaluated for impairment	$656	$316	$21	$1,353	$1,894	$66	$0	$4,306
Collectively evaluated for impairment	1,287	157	597	1,052	4,534	208	9	7,844
Total	$1,943	$473	$618	$2,405	$6,428	$274	$9	$12,150
Loans outstanding:
Individually evaluated for impairment	$4,500	$2,088	$5,832	$7,875	$16,217	$287	$0	$36,799
Collectively evaluated for impairment	132,272	21,520	57,466	225,796	364,807	18,801	0	820,662
Total	$136,772	$23,608	$63,298	$233,671	$381,024	$19,088	$0	$857,461

December 31, 2013

Allowance for loan losses:
Individually evaluated for impairment	$721	$392	$304	$1,374	$1,989	$16	$0	$4,796
Collectively evaluated for impairment	1,653	539	327	1,585	4,534	278	7	8,923
Total	$2,374	$931	$631	$2,959	$6,523	$294	$7	$13,719
Loans outstanding:
Individually evaluated for impairment	$4,015	$2,204	$6,615	$6,517	$15,422	$43	$0	$34,816
Collectively evaluated for impairment	129,702	18,804	48,461	219,024	367,128	21,612	0	804,731
Total	$133,717	$21,008	$55,076	$225,541	$382,550	$21,655	$0	$839,547

Impaired Loans

Loans evaluated under the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans totaled $36.8 million and $35.1 million at June 30, 2014 and December 31, 2013, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings. Total impaired loans of $36.8 million at June 30, 2014 were individually evaluated for impairment compared to $34.8 million of impaired loans individually evaluated for impairment and $259,000 of non-accrual consumer loans that were collectively evaluated for impairment at December 31, 2013. Beginning in 2014, consumer non-accrual loans were included in the individually evaluated impairment calculations.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2014 and December 31, 2013, $12.5 million and $21.8 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2014, $4.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $36.8 million compared to $4.8 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $35.1 million at December 31, 2013. Management determined that $22.4 million, or 61%, of total impaired loans required no reserve allocation at June 30, 2014 compared to $18.8 million, or 54%, at December 31, 2013 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
(in thousands)	2014	2013
Non-accrual loans	$25,685	$23,680
Troubled debt restructurings continuing to accrue interest	11,114	11,395
Total impaired loans	$36,799	$35,075

The following tables provide additional information about impaired loans at June 30, 2014 and December 31, 2013, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves

June 30, 2014
With no related allowance recorded:
Commercial, financial and agricultural	$2,432	$2,557	$0
Real estate - construction residential	23	57	0
Real estate - construction commercial	5,772	6,524	0
Real estate - residential	2,824	3,242	0
Real estate - commercial	11,350	12,613	0
Total	$22,401	$24,993	$0
With an allowance recorded:
Commercial, financial and agricultural	$2,068	$2,124	$656
Real estate - construction residential	2,065	2,260	316
Real estate - construction commercial	60	62	21
Real estate - residential	5,051	5,196	1,353
Real estate - commercial	4,867	5,062	1,894
Consumer	287	321	66
Total	$14,398	$15,025	$4,306
Total impaired loans	$36,799	$40,018	$4,306

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

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$2,663	$26	$2,434	$23	$2,579	$47	$2,449	$47
Real estate - construction residential	64	0	216	0	90	0	293	0
Real estate - construction commercial	6,688	0	3,227	0	6,844	0	3,242	1
Real estate - residential	3,281	8	2,084	0	3,091	14	2,087	0
Real estate - commercial	12,614	106	3,628	28	12,212	172	3,701	57
Consumer	8	0	248	1	16	0	254	2
Total	$25,318	$140	$11,837	$52	$24,832	$233	$12,026	$107
With an allowance recorded:
Commercial, financial and agricultural	$2,103	$7	$2,042	$20	$2,222	$15	$2,049	$32
Real estate - construction residential	2,260	0	2,273	0	2,265	0	2,273	0
Real estate - construction commercial	62	0	5,327	0	84	0	5,558	0
Real estate - residential	5,215	25	4,331	16	5,347	65	4,354	39
Real estate - commercial	4,904	0	16,143	46	4,749	0	16,506	96
Consumer	318	0	44	0	330	0	44	0
Total	$14,862	$32	$30,160	$82	$14,997	$80	$30,784	$167
Total impaired loans	$40,180	$172	$41,997	$134	$39,829	$313	$42,810	$274

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $172,000 and $313,000 for the three months and six months ended June 30, 2014, respectively, compared to $134,000 and $274,000 for the three and six months ended June 30, 2013, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported. Contractual interest lost on loans in non-accrual status was $304,000 and $594,000 for the three and six months ended June 30, 2014, respectively, compared to $297,000 and $660,000 for the three and six months ended June 30, 2013, respectively.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due.

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2014 and December 31, 2013.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total

June 30, 2014
Commercial, Financial, and Agricultural	$133,981	$440	$79	$2,272	$136,772
Real Estate Construction - Residential	21,015	439	66	2,088	23,608
Real Estate Construction - Commercial	57,327	83	56	5,832	63,298
Real Estate Mortgage - Residential	226,321	2,606	355	4,389	233,671
Real Estate Mortgage - Commercial	368,599	1,608	0	10,817	381,024
Installment and Other Consumer	18,607	194	0	287	19,088
Total	$825,850	$5,370	$556	$25,685	$857,461

December 31, 2013
Commercial, Financial, and Agricultural	$131,091	$942	$0	$1,684	$133,717
Real Estate Construction - Residential	18,738	66	0	2,204	21,008
Real Estate Construction - Commercial	48,230	595	0	6,251	55,076
Real Estate Mortgage - Residential	217,179	4,068	129	4,165	225,541
Real Estate Mortgage - Commercial	372,651	725	100	9,074	382,550
Installment and Other Consumer	21,048	291	14	302	21,655
Total	$808,937	$6,687	$243	$23,680	$839,547

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at June 30, 2014 and December 31, 2013.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total

At June 30, 2014
Watch	$17,633	1,178	$5,437	$27,151	$22,844	$250	$74,493
Substandard	5,546	91	1,020	9,226	10,850	194	26,927
Non-accrual	2,272	2,088	5,832	4,389	10,817	287	25,685
Total	$25,451	$3,357	$12,289	$40,766	$44,511	$731	$127,105

At December 31, 2013
Watch	$15,016	$2,007	$6,111	$26,331	$23,662	$388	$73,515
Substandard	7,553	92	1,403	8,579	14,510	281	32,418
Non-accrual	1,684	2,204	6,251	4,165	9,074	302	23,680
Total	$24,253	$4,303	$13,765	$39,075	$47,246	$971	$129,613

Troubled Debt Restructurings

At June 30, 2014, loans classified as troubled debt restructurings (TDRs) totaled $21.4 million, of which $10.3 million were on non-accrual status and $11.1 million were on accrual status. At December 31, 2013, TDRs totaled $21.5 million, of which $10.1 million were on non-accrual status and $11.4 million were on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.6 million and $2.2 million related to TDRs were allocated to the allowance for loan losses at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended June 30,
	2014			2013
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$72	$72	0	$0	$0
Total	1	$72	$72	0	$0	$0

	Six Months Ended June 30,
	2014			2013
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$244	$244	0	$0	$0
Real estate mortgage - residential	1	1,256	1,185	1	619	619
Total	4	$1,500	$1,429	1	$619	$619

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate for the borrower given financial condition, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. The Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. During the three months ended June 30, 2014 one loan meeting the TDR criteria was modified compared to no loans during the three months ended June 30, 2013. During the six months ended June 30, 2014, four loans meeting the TDR criteria were modified compared to one loan during the six months ended June 30, 2013. There were no loans modified as a TDR that defaulted during the three and six months ended June 30, 2014 and 2013, respectively, and within twelve months of their modification date.

(3)	Other Real Estate and Foreclosed Assets

	June 30,	December 31,
(in thousands)	2014	2013
Real estate construction - residential	$17	$114
Real estate construction - commercial	9,866	10,020
Real estate mortgage - residential	281	830
Real estate mortgage - commercial	5,058	8,537
Foreclosed assets	9	41
Total	$15,231	$19,542
Less valuation allowance for other real estate owned	(3,205)	(4,675)
Total other real estate and foreclosed assets	$12,026	$14,867

Changes in the net carrying amount of other real estate and foreclosed assets during the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$18,696	$31,472	$19,542	$29,729
Additions	46	500	305	2,970
Proceeds from sales	(2,030)	(5,629)	(3,124)	(6,233)
Charge-offs against the valuation allowance for other real estate owned	(1,488)	(4,187)	(1,644)	(4,323)
Foreclosed assets impairment write-downs	0	(200)	0	(200)
Net gain on sales	7	21	152	34
Total other real estate and foreclosed assets	$15,231	$21,977	$15,231	$21,977
Less valuation allowance for other real estate owned	(3,205)	(3,999)	(3,205)	(3,999)
Balance at end of period	$12,026	$17,978	$12,026	$17,978

Net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $66,000 and $228,000 during the three and six months ended June 30, 2014, respectively, compared to $162,000 and $374,000, during the three and six months ended June 30, 2013, respectively.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Activity in the valuation allowance for other real estate owned during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$4,642	$8,344	$4,675	$6,137
Provision for other real estate owned	51	(158)	174	2,185
Charge-offs	(1,488)	(4,187)	(1,644)	(4,323)
Balance, end of period	$3,205	$3,999	$3,205	$3,999

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
June 30, 2014
Government sponsored enterprises	$67,943	$352	$247	$68,048
Asset-backed securities	115,389	1,026	1,677	114,738
Obligations of states and political subdivisions	32,259	679	71	32,867

Total available-for-sale securities	$215,591	$2,057	$1,995	$215,653

December 31, 2013
U.S. Treasury	$1,000	$3	$0	$1,003
Government sponsored enterprises	61,006	377	767	60,616
Asset-backed securities	112,747	817	3,191	110,373
Obligations of states and political subdivisions	33,637	568	212	33,993

Total available-for-sale securities	$208,390	$1,765	$4,170	$205,985

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

Other investments and securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $4.0 million as of both June 30, 2014 and December 31, 2013, respectively.

Debt securities with carrying values aggregating approximately $186.9 million and $145.8 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,673	$4,720
Due after one year through five years	53,518	54,053
Due after five years through ten years	40,716	40,878
Due after ten years	1,295	1,264
Total	100,202	100,915
Asset-backed securities	115,389	114,738
Total available-for-sale securities	$215,591	$215,653

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2014
Government sponsored enterprises	$3,473	$(13)	$24,280	$(234)	$27,753	$(247)
Asset-backed securities	12,035	(74)	50,745	(1,603)	62,780	(1,677)
Obligations of states and political subdivisions	3,093	(13)	3,203	(58)	6,296	(71)
Total	$18,601	$(100)	$78,228	$(1,895)	$96,829	$(1,995)

(in thousands)
At December 31, 2013
Government sponsored enterprises	$25,771	$(767)	$0	$0	$25,771	$(767)
Asset-backed securities	76,048	(2,940)	5,941	(251)	81,989	(3,191)
Obligations of states and political subdivisions	6,907	(159)	450	(53)	7,357	(212)
Total	$108,726	$(3,866)	$6,391	$(304)	$115,117	$(4,170)

The total available for sale portfolio consisted of approximately 302 securities at June 30, 2014. The portfolio included 86 securities having an aggregate fair value of $96.8 million that were in a loss position at June 30, 2014. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $78.2 million at fair value. The $2.0 million aggregate unrealized loss included in accumulated other comprehensive income at June 30, 2014 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at June 30, 2014 and December 31, 2013, respectively. In addition, the Company

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that it will be required to sell such investment securities.

The table below presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Gains realized on sales	$0	$260	$0	$554
Losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$0	$260	$0	$554

(5)	Intangible Assets

Core Deposit Intangible Asset

Core deposit intangible assets in the amount of $4.8 million were fully amortized as of December 31, 2013. Changes in the net carrying amount of core deposit intangible assets for the three and six months June 30, 2013 are as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2013	June 30, 2013
Balance at beginning of period	$34	$135
Additions	0	0
Amortization	(34)	(135)
Balance at end of period	$0	$0

Mortgage Servicing Rights

At June 30, 2014, the Company was servicing approximately $315.3 million of loans sold to the secondary market compared to $322.5 million at December 31, 2013, and $323.2 million at June 30, 2013. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $223,000 and $446,000 for the three and six months ended June 30, 2014, respectively, compared to $243,000 and $459,000 for the three and six months ended June 30, 2013, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Balance at beginning of period	$3,040	$2,689	$3,036	$2,549
Originated mortgage servicing rights	72	163	122	361
Changes in fair value:
Due to change in model inputs and assumptions (1)	(36)	229	70	382
Other changes in fair value (2)	(165)	(208)	(317)	(419)
Balance at end of period	$2,911	$2,873	$2,911	$2,873

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Weighted average constant prepayment rate	9.69%	16.02%
Weighted average note rate	4.00%	4.04%
Weighted average discount rate	9.15%	8.05%
Weighted average expected life (in years)	6.00	4.30

(6)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.8% for the three months ended June 30, 2014 compared to 30.9% for the three months ended June 30, 2013. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.7% for the six months ended June 30, 2014 compared to 30.9% for the six months ended June 30, 2013.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at June 30, 2014 and, therefore, did not establish a valuation reserve.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013:

			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance, December 31, 2013	$(1,491)	$722	$(769)
Other comprehensive income, before reclassifications	2,468	0	2,468
Amounts reclassified from accumulated other comprehensive income	0	39	39
Current period other comprehensive income, before tax	2,468	39	2,507
Income tax expense	(938)	(15)	(953)
Current period other comprehensive income, net of tax	1,530	24	1,554
Balance, June 30, 2014	$39	$746	$785

Balance, December 31, 2012	$3,265	$(1,440)	$1,825
Other comprehensive (loss) income, before reclassifications	(5,347)	0	(5,347)
Amounts reclassified from accumulated other comprehensive income	(554)	54	(500)
Current period other comprehensive (loss) income, before tax	(5,901)	54	(5,847)
Income tax benefit (expense)	2,296	(21)	2,275
Current period other comprehensive (loss) income, net of tax	(3,605)	33	(3,572)
Balance, June 30, 2013	$(340)	$(1,407)	$(1,747)

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Payroll taxes	$275	$262	$568	$566
Medical plans	484	469	1,002	960
401k match and profit sharing	176	115	329	190
Pension plan	236	286	472	572
Other	28	33	39	80

Total employee benefits	$1,199	$1,165	$2,410	$2,368

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

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company has made a $172,000 contribution to the defined benefit plan for the current plan year. The minimum required contribution for the 2014 plan year is estimated to be $1.3 million. The Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2014.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2014	2013
Service cost - benefits earned during the year	$981	$1,174
Interest costs on projected benefit obligations	732	646
Expected return on plan assets	(887)	(797)
Expected administrative expenses	40	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	0	31
Net periodic pension expense	$945	$1,173

Pension expense - three months ended June 30, (actual)	$236	$286
Pension expense - six months ended June 30, (actual)	$472	$572

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 569,392 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	126,286	$23.21
Granted	0	0.00
Exercised	0	0.00
Forfeited	(9,884)	22.57
Expired	(18,990)	27.86
Outstanding, June 30, 2014	97,412	$22.37	2.50	$0.00
Exercisable, June 30, 2014	86,091	$22.76	2.30	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2014.

Total stock-based compensation expense was $5,000 and $10,000 for the three and six months ended June 30, 2014, respectively, and $5,000 and $7,000 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the total unrecognized compensation expense related to non-vested stock awards was $40,000 and the related weighted average period over which it is expected to be recognized is approximately 1.5 years.

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013

Basic earnings per common share:
Net income	$2,098	$1,812	$4,085	$1,676
Less:
Preferred stock dividends and accretion of discount	0	320	0	615
Net income available to common shareholders	$2,098	$1,492	$4,085	$1,061
Basic earnings per share	$0.40	$0.29	$0.78	$0.20

Diluted earnings per common share:
Net income	$2,098	$1,812	$4,085	$1,676
Less:
Preferred stock dividends and accretion of discount	0	320	0	615
Net income available to common shareholders	$2,098	$1,492	$4,085	$1,061
Average shares outstanding	5,233,986	5,233,986	5,233,986	5,233,986
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,233,986	5,233,986	5,233,986	5,233,986
Diluted earnings per share	$0.40	0.29	0.78	$0.20

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

Options to purchase 97,412 shares during the three and six months ended June 30, 2014, and 196,063 shares during the three and six months ended June 30, 2013 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

(11)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of June 30, 2014 and December 31, 2013, respectively, there were no transfers into or out of Levels 1-3.

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Assets:
Government sponsored enterprises	$68,048	$0	$68,048	$0
Asset-backed securities	114,738	0	114,738	0
Obligations of states and political subdivisions	32,867	0	32,867	0
Mortgage servicing rights	2,911	0	0	2,911
Total	$218,564	$0	$215,653	$2,911

December 31, 2013
Assets:
U.S. Treasury	$1,003	$1,003	$0	$0
Government sponsored enterprises	60,616	0	60,616	0
Asset-backed securities	110,373	0	110,373	0
Obligations of states and political subdivisions	33,993	0	33,993	0
Mortgage servicing rights	3,036	0	0	3,036
Total	$209,021	$1,003	$204,982	$3,036

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$3,040	$2,689	$3,036	$2,549
Total gains or losses (realized/unrealized):
Included in earnings	(201)	21	(247)	(37)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	72	163	122	361
Settlements	0	0	0	0
Balance at end of period	$2,911	$2,873	$2,911	$2,873

Total gains included in earnings attributable to the change in unrealized gains or losses related to assets still held were $(36,000) and $70,000 for the three and six months ended June 30, 2014, respectively, and $228,000 and $382,000 for the three and six months ended June 30, 2013, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Six Months Ended June 30,
			2014	2013
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	9.69%	16.02%
		Weighted average discount rate	9.15%	8.05%
		Weighted average expected life (in years)	6.00	4.30

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2014, the Company identified $14.4 million in impaired loans that had specific allowances for losses aggregating $4.3 million. Related to these loans, there was $2.0 million in charge-offs recorded during the six months ended June 30, 2014. As of June 30, 2013, the Company identified $27.9 million in impaired loans that had specific allowances for losses aggregating $5.9 million. Related to these loans, there was $1.4 million in charge-offs recorded during the six months ended June 30, 2013.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets consisted of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

	Fair Value Measurements Using
		Quoted Prices			Three	Six
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2014
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,412	$0	$0	$1,412	$(19)	$(122)
Real estate construction - residential	1,749	0	0	1,749	0	(60)
Real estate construction - commercial	39	0	0	39	(77)	(491)
Real estate mortgage - residential	3,698	0	0	3,698	(44)	(138)
Real estate mortgage - commercial	2,973	0	0	2,973	(704)	(1,069)
Consumer	221	0	0	221	(52)	(70)
Total	$10,092	$0	$0	$10,092	$(896)	$(1,950)
Other real estate and foreclosed assets	$12,026	$0	$0	$12,026	$(1,499)	$(1,530)

June 30, 2013
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,380	$0	$0	$1,380	$(75)	$(85)
Real estate construction - residential	1,927	0	0	1,927	0	(119)
Real estate construction - commercial	4,121	0	0	4,121	0	0
Real estate mortgage - residential	2,993	0	0	2,993	(11)	(246)
Real estate mortgage - commercial	11,598	0	0	11,598	0	(987)
Consumer	38	0	0	38	0	0
Total	$22,057	$0	$0	$22,057	$(86)	$(1,437)
Other real estate and foreclosed assets	$23,128	$0	$0	$24,793	$(4,485)	$(4,686)

* Total gains (losses) reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

Subordinated Notes and Other Borrowings

The fair value of subordinated notes and other borrowings is based on the discounted value of contractual cashflows. The discount rate is estimated using the rates currently offered for other borrowed money of similar remaining maturities.

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 is as follows:

			June 30, 2014
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2014		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and due from banks	$27,065	$27,065	$27,065	$0	$0
Federal funds sold and overnight interest-bearing deposits	7,175	7,175	7,175	0	0
Investment in available-for-sale securities	215,653	215,653	0	215,653	0
Loans, net	845,311	847,244	0	0	847,244
Investment in FHLB stock	2,315	2,315	0	2,315	0
Mortgage servicing rights	2,911	2,911	0	0	2,911
Cash surrender value - life insurance	2,251	2,251		2,251	0
Accrued interest receivable	4,751	4,751	4,751	0	0
	$1,107,432	$1,109,365	$38,991	$220,219	$850,155
Liabilities:
Deposits:
Non-interest bearing demand	$196,171	$196,171	$196,171	$0	$0
Savings, interest checking and money market	448,836	448,836	448,836	0	0
Time deposits	343,443	345,485	0	0	345,485
Federal funds purchased and securities sold under agreements to repurchase	22,849	22,849	22,849	0	0
Subordinated notes	49,486	33,583	0	33,583	0
Federal Home Loan Bank advances	24,000	25,081	0	25,081	0
Accrued interest payable	393	393	393	0	0
	$1,085,178	$1,072,398	$668,249	$58,664	$345,485

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at June 30, 2014. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. Although the Company has not experienced any historical repurchase losses, it was notified during the third quarter of 2013 by one of its two investors, Freddie Mac, that fifteen loans which were foreclosed upon from 2007 to the present, are being reviewed for quality control purposes and may result in loss indemnification payments to the investor as reimbursement for losses. The balance of these loans at foreclosure date totaled $1.5 million. During the fourth quarter of 2013 and through June 30, 2014, the Company settled these loan foreclosures resulting in payments totaling $119,000 for reimbursement of costs incurred by Freddie Mac on three of these foreclosures. The remaining twelve foreclosures were settled without incurring any additional costs. At June 30, 2014, the Company was servicing 3,066 loans sold to the secondary market with a balance of approximately $315.3 million compared to 3,114 loans sold with a balance of approximately $322.5 million at December 31, 2013.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2014, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of the periods indicated:

	June 30,	December 31,
(in thousands)	2014	2013
Commitments to extend credit	$118,986	$117,880
Commitments to originate residential first and second mortgage loans	4,307	1,852
Standby letters of credit	1,445	1,826

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2014.

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

Overview

Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at June 30, 2014, provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. The Company also provides a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that the Company provides include automated teller machines, trust services, credit-related insurance, and safe-deposit boxes. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson, and Lee's Summit, Missouri.

The Company's primary source of revenue is net interest income derived primarily from lending and deposit taking activities. A secondary source of revenue is investment income. The Company also derives income from trust, brokerage, credit card and mortgage banking activities and service charge income.

Much of the Company's business is commercial, commercial real estate development, and mortgage lending. The Company has experienced soft loan demand in the communities within which we operate during the current economic slowdown. The Company's income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancings.

The success of the Company's growth strategy depends primarily on the ability of its banking subsidiary to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. The Company's financial performance also depends, in part, on its ability to manage various portfolios and to successfully introduce additional financial products and services by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction. Furthermore, the success of the Company's growth strategy depends on its ability to maintain sufficient regulatory capital levels during periods in which general economic conditions are unfavorable and despite economic conditions being beyond its control.

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

Allowance for Loan Losses

Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of the Company's results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Further discussion of the methodology used in establishing the allowance and the impact of any associated risks related to these policies on the Company’s business operations is provided in note 1 to the Company’s unaudited consolidated financial statements and is also discussed in the Lending and Credit Management section below. Many of the loans are deemed collateral dependent for purposes of the measurement of the impairment loss, thus the fair value of the underlying collateral and sensitivity of such fair values due to changing market conditions, supply and demand, condition of the collateral and other factors can be volatile over periods of time. Such volatility can have an impact on the financial performance of the Company.

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets consist of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate assets are initially recorded as held for sale at the fair value of the collateral less estimated selling costs. Any adjustment is recorded as a charge-off against the allowance for loan losses. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. The write-downs are recorded as other real estate expense, net. The Company establishes a valuation allowance related to other real estate owned on an asset-by-asset basis. The valuation allowance is created during the holding period when the fair value less cost to sell is lower than the cost of the property.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2014 and 2013, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Per Share Data
Basic earnings per common share	$0.40	$0.29	$0.78	$0.20
Diluted earnings per common share	0.40	0.29	0.78	0.20
Dividends paid and accretion of discount on preferred stock	-	228	-	456
Dividends paid on common stock	252	242	504	484
Book value per common share			15.19	13.49
Market price per common share			12.52	12.02
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.72%	0.62%	0.71%	0.29%
Return on common stockholders' equity	10.83%	8.13%	10.75%	2.88%
Common stockholders' equity to total assets	6.68%	6.99%	6.63%	7.42%
Efficiency ratio (1)	73.24%	71.93%	73.70%	82.75%
Efficiency ratio (2)	71.81%	70.63%	72.45%	70.30%

(Based on end-of-period data)
Common stockholders' equity to assets			6.79%	6.06%
Total risk-based capital ratio			15.55%	14.89%
Tier 1 risk-based capital ratio			11.85%	10.92%
Leverage ratio (3)			9.00%	8.18%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Does not include other real estate expense or gain on sale of investment securities.
(3)	Leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Net interest income	$9,847	$9,815	$32	0.3%	$19,501	$19,544	$(43)	(0.2)%
Provision for loan losses	-	1,000	(1,000)	(100.0)	-	2,000	(2,000)	(100.0)
Noninterest income	2,183	3,088	(905)	(29.3)	4,269	6,096	(1,827)	(30.0)
Noninterest expense	8,811	9,281	(470)	(5.1)	17,518	21,216	(3,698)	(17.4)
Income before income taxes	3,219	2,622	597	(22.8)	6,252	2,424	3,828	(157.9)
Income tax expense	1,121	810	311	(38.4)	2,167	748	1,419	(189.7)
Net income	$2,098	$1,812	$286	(15.8)%	$4,085	$1,676	$2,409	(143.7)%
Preferred stock dividends and accretion of discount	-	320	(320)	(100.0)	-	615	(615)	(100.0)
Net income available to common shareholders	$2,098	$1,492	$606	(40.6)%	$4,085	$1,061	$3,024	(285.0)%

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

For the sixth consecutive year, on July 1, 2014, the Company distributed a four percent stock dividend to shareholders of record at the close of business on June 15, 2014. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend.

Consolidated net income of $2.1 million for the three months ended June 30, 2014 increased $286,000 compared to $1.8 million for the three months ended June 30, 2013. Net income available to common shareholders for the three months ended June 30, 2014 was $2.1 million, or $0.40 per diluted common share, compared to $1.5 million, or $0.29 per diluted common share for the three months ended June 30, 2013. For the three months ended June 30, 2014, the return on average assets was 0.72%, the return on average common stockholders’ equity was 10.83%, and the efficiency ratio was 73.24%.

For the six months ended June 30, 2014, consolidated net income was $4.1 million compared to $1.7 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net income available to common shareholders was $4.1 million, or $0.78 per diluted common share, compared to $1.1 million, or $0.20 per diluted common share, for the six months ended June 30, 2013. For the six months ended June 30, 2014, the return on average assets was 0.71%, the return on average common stockholders’ equity was 10.75%, and the efficiency ratio was 73.70%.

Net interest income was $9.8 million for both the three months ended June 30, 2014 and 2013. The net interest margin increased to 3.70% for the three months ended June 30, 2014, compared to 3.66% for the three months ended June 30, 2013 Net interest income was $19.5 million for both the six months ended June 30, 2014 and 2013. During the third quarter of 2013, $23.0 million from a 58 month 6.05% certificate of deposit special matured and approximately $5.7 million was reinvested at current market rates. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

The lower provision for loan losses for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was primarily a result of the improving credit quality in the Company’s historical loss rates. Net charge-offs for the three months ended June 30, 2014, were $695,000, or 0.33% of average loans (annualized), compared to $187,000, or 0.09% of average loans (annualized), for the three months ended June 30, 2013. Net charge-offs for the six months ended June 30, 2014, were $1.6 million, or 0.37% of average loans (annualized), compared to $1.5 million, or 0.36% of average loans (annualized), for the six months ended June 30, 2013. Non-performing loans totaled $37.4 million, or 4.36% of total loans, at June 30, 2014 compared to $35.3 million, or 4.21% of total loans, at December 31, 2013, and $38.9 million, or 4.63% of total loan, at June 30, 2013. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $905,000, or 29.3%, for the three months ended June 30, 2014 and decreased $1.8 million, or 30.0%, for the six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, respectively. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense decreased $470,000, or 5.1%, for the three months ended June 30, 2014 and decreased $3.7 million, or 17.4%, for the six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, respectively. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,
(In thousands)	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$135,865	$1,644	4.85%	$132,087	$1,645	5.00%
Real estate construction - residential	24,131	257	4.27	23,966	275	4.60
Real estate construction - commercial	59,644	639	4.30	46,115	609	5.30
Real estate mortgage - residential	230,604	2,768	4.81	216,485	2,747	5.09
Real estate mortgage - commercial	379,371	4,428	4.68	393,355	4,813	4.91
Consumer	19,135	348	7.29	23,638	370	6.28
Total loans	$848,750	$10,084	4.77%	$835,646	$10,459	5.02%
Investment securities: (3)
U.S. Treasury	$154	$0	0.00%	$1,483	$6	1.62%
Government sponsored enterprises	69,889	251	1.44	68,119	198	1.17
Asset backed securities	113,163	609	2.16	124,440	695	2.24
State and municipal	32,530	275	3.39	35,447	328	3.71
Total investment securities	$215,736	$1,135	2.11%	$229,489	$1,227	2.14%
Other investments and securities, at cost	3,962	20	2.02	4,106	19	1.86
Federal funds sold and interest bearing deposits in other financial institutions	13,612	9	0.27	19,568	15	0.31
Total interest earning assets	$1,082,060	$11,248	4.17%	$1,088,809	$11,720	4.32%
All other assets	94,027			102,847
Allowance for loan losses	(12,838)			(14,992)
Total assets	$1,163,249			$1,176,664
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$207,750	$142	0.27%	$197,120	$137	0.28%
Savings	82,992	13	0.06	75,810	20	0.11
Money market	162,757	99	0.24	158,377	95	0.24
Time deposits of $100,000 and over	113,240	187	0.66	118,107	233	0.79
Other time deposits	232,045	414	0.72	266,340	857	1.26
Total time deposits	$798,784	$855	0.43%	$815,754	$1,342	0.66%
Federal funds purchased and securities sold under agreements to repurchase	19,812	4	0.08	19,069	5	0.11
Subordinated notes	49,486	315	2.55	49,486	321	2.60
Federal Home Loan Bank Advances	24,000	104	1.74	24,014	109	1.82
Total borrowings	$93,298	$423	1.82%	$92,569	$435	1.88%
Total interest bearing liabilities	$892,082	$1,278	0.57%	$908,323	$1,777	0.78%
Demand deposits	187,257			178,587
Other liabilities	6,178			7,452
Total liabilities	1,085,517			1,094,362
Stockholders' equity	77,732			82,302
Total liabilities and stockholders' equity	$1,163,249			$1,176,664
Net interest income (FTE)		9,970			9,943
Net interest spread			3.60%			3.54%
Net interest margin			3.70%			3.66%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $123,000 and $128,000 for the three months ended June 30, 2014 and 2013, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
(In thousands)	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$132,872	$3,146	4.77%	$129,542	$3,205	4.99%
Real estate construction - residential	23,550	495	4.24	23,359	526	4.54
Real estate construction - commercial	58,214	1,245	4.31	45,402	1,124	4.99
Real estate mortgage - residential	229,573	5,521	4.85	218,155	5,528	5.11
Real estate mortgage - commercial	381,253	8,896	4.71	396,998	9,741	4.95
Consumer	19,746	679	6.93	24,350	748	6.19
Total loans	$845,208	$19,982	4.77%	$837,806	$20,872	5.02%
Investment securities: (3)
U.S. Treasury	$576	$4	1.40%	$1,755	$13	1.49%
Government sponsored enterprises	68,364	468	1.38	70,023	414	1.19
Asset backed securities	111,064	1,258	2.28	120,937	1,366	2.28
State and municipal	32,874	570	3.50	35,303	662	3.78
Total investment securities	$212,878	$2,300	2.18%	$228,018	$2,455	2.17%
Other investments and securities, at cost	4,003	40	2.02	4,016	41	2.06
Federal funds sold and interest bearing deposits in other financial institutions	12,143	18	0.30	22,100	29	0.26
Total interest earning assets	$1,074,232	$22,340	4.19%	$1,091,940	$23,397	4.32%
All other assets	95,365			104,067
Allowance for loan losses	(13,258)			(15,131)
Total assets	$1,156,339			$1,180,876
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$208,704	$291	0.28%	$200,397	$284	0.29%
Savings	81,303	33	0.08	73,684	39	0.11
Money market	162,118	197	0.25	158,959	191	0.24
Time deposits of $100,000 and over	111,951	378	0.68	118,806	482	0.82
Other time deposits	233,691	845	0.73	268,996	1,739	1.30
Total time deposits	$797,767	$1,744	0.44%	$820,842	$2,735	0.67%
Federal funds purchased and securities sold under agreements to repurchase	19,606	9	0.09	18,808	10	0.11
Subordinated notes	49,486	627	2.56	49,486	640	2.61
Federal Home Loan Bank Advances	24,580	208	1.71	22,070	208	1.90
Total borrowings	$93,672	$844	1.82%	$90,364	$858	1.91%
Total interest bearing liabilities	$891,439	$2,588	0.59%	$911,206	$3,593	0.80%
Demand deposits	182,087			175,012
Other liabilities	6,198			7,026
Total liabilities	1,079,724			1,093,244
Stockholders' equity	76,615			87,632
Total liabilities and stockholders' equity	$1,156,339			$1,180,876
Net interest income (FTE)		19,752			19,804
Net interest spread			3.60%			3.52%
Net interest margin			3.71%			3.66%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $251,000 and $260,000 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$(1)	$46	$(47)	$(59)	$81	$(140)
Real estate construction - residential	(18)	2	(20)	(31)	4	(35)
Real estate construction - commercial	30	158	(128)	121	288	(167)
Real estate mortgage - residential	21	174	(153)	(7)	282	(289)
Real estate mortgage - commercial	(385)	(168)	(217)	(845)	(378)	(467)
Consumer	(22)	(76)	54	(69)	(151)	82
Investment securities: (3)
U.S. Treasury	(6)	(2)	(4)	(9)	(9)	0
Government sponsored entities	53	5	48	54	(10)	64
Asset backed securities	(86)	(61)	(25)	(108)	(112)	4
State and municipal	(53)	(26)	(27)	(92)	(44)	(48)
Restricted investments	1	(1)	2	(1)	0	(1)
Federal funds sold and interest bearing deposits in other financial institutions	(6)	(5)	(1)	(11)	(14)	3
Total interest income	(472)	46	(518)	(1,057)	(63)	(994)
Interest expense:
NOW accounts	5	7	(2)	7	12	(5)
Savings	(7)	2	(9)	(6)	4	(10)
Money market	4	3	1	6	4	2
Time deposits of $100,000 and over	(46)	(10)	(36)	(104)	(27)	(77)
Other time deposits	(443)	(99)	(344)	(894)	(205)	(689)
Federal funds purchased and securities sold under agreements to repurchase	(1)	0	(1)	(1)	0	(1)
Subordinated notes	(6)	0	(6)	(13)	0	(13)
Federal Home Loan Bank advances	(5)	0	(5)	0	23	(23)
Total interest expense	(499)	(97)	(402)	(1,005)	(189)	(816)
Net interest income on a fully taxable equivalent basis	$27	$143	$(116)	$(52)	$126	$(178)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $123,000 and $128,000 for the three months June 30, 2014 and 2013, respectively, and $251,000 and $260,000 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, reflected an increase in net interest income, on a tax equivalent basis, of $27,000, or 0.27% and financial results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, reflected a decrease in net interest income, on a tax equivalent basis, of $52,000, or 0.26%, respectively. The increase in net interest income for the three months ended June 30, 2014 is primarily due to lower costs of certificates of deposit and borrowings and the decrease in net interest income for the six months ended June 30, 2014 is primarily due to lower average earning asset levels partially offset by lower costs of certificates of deposits.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.70% for the three months ended June 30, 2014 compared to 3.66% for the three months ended June 30, 2013, and increased to 3.71% for the six months ended June 30, 2014 compared to 3.66% for the six months ended June 30, 2013. Although the volume and yield on average earning assets decreased for both the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, the increase in the net interest margin was primarily due to lower costs of certificates of deposit. See Interest expense on deposits below for further discussion on lower costs of certificates of deposit.

Average interest-earning assets decreased $6.7 million, or 0.62%, to $1.08 billion for the three months ended June 30, 2014 compared to $1.09 billion for the three months ended June 30, 2013, and average interest bearing liabilities decreased $16.2 million, or 1.8%, to $892.1 million for the three months ended June 30, 2014 compared to $908.3 million for the three months ended June 30, 2013.

Average interest-earning assets decreased $17.7 million, or 1.6%, to $1.07 billion for the six months ended June 30, 2014 compared to $1.09 billion for the six months ended June 30, 2013, and average interest bearing liabilities decreased $19.8 million, or 2.2%, to $891.4 million for the six months ended June 30, 2014 compared to $911.2 million for the six months ended June 30, 2013.

Total interest income (expressed on a fully taxable equivalent basis) decreased to $11.2 million and $22.3 million for the three and six months ended June 30, 2014, respectively, compared to $11.7 million and $23.4 million for the three and six months ended June 30, 2013, respectively. The Company’s rates earned on interest earning assets were 4.17% and 4.19% for the three and six months ended June 30, 2014, respectively, compared to 4.32% for both the three and six months ended June 30, 2013, respectively.

Interest income on loans decreased to $10.1 million and $20.0 million for the three and six months ended June 30, 2014, respectively, compared to $10.5 million and $20.9 million for the three and six months ended June 30, 2013, respectively.

Average loans outstanding increased $13.1 million, or 1.57%, to $848.8 million for the three months ended June 30, 2014 compared to $835.6 million for the three months ended June 30, 2013. The average yield on loans receivable decreased to 4.77% for the three months ended June 30, 2014 compared to 5.02% for the three months ended June 30, 2013 primarily as a result of decreasing market interest rates.

Average loans outstanding increased $7.4 million, or 0.88%, to $845.2 million for the six months ended June 30, 2014 compared to $837.8 million for the six months ended June 30, 2013. The average yield on loans receivable decreased to 4.77% for the six months ended June 30, 2014 compared to 5.02% for the six months ended June 30, 2013 primarily as a result of decreasing market interest rates. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense decreased to $1.3 million and $2.6 million for the three and six months ended June 30, 2014, respectively, compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2013, respectively. The Company’s rates paid on interest bearing liabilities was 0.57% and 0.59% for the three and six months ended June 30, 2014, respectively, compared to 0.78% and 0.80% for the three months and six months ended June 30, 2013, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $855,000 and $1.7 million for the three and six months ended June 30, 2014 compared to $1.3 million and $2.7 million for the three and six months ended June 30, 2013.

Average time deposits decreased $17.0 million, or 2.08%, to $798.8 million for the three months ended June 30, 2014 compared to $815.8 million for the three months ended June 30, 2013. The average cost of deposits decreased to 0.43% for the three months ended June 30, 2014 compared to 0.66% for the three months ended June 30, 2013 primarily as a result of lower market interest rates and the maturity of $23.0 million from a 58 month 6.05% certificate of deposit special during the third quarter of 2013.

For the six months ended June 30, 2014, average time deposits decreased $23.1 million, or 2.81%, to $797.7 million for the six months ended June 30, 2014 compared to $820.8 million for the six months ended June 30, 2013. The cost of deposits decreased to 0.44% for the six months ended June 30, 2014 to 0.67% for the six months ended June 30, 2013

Interest expense on borrowings decreased to $423,000 and $844,000 for the three and six months ended June 30, 2014, respectively, compared to $435,000 and $858,000 for the three and six months ended June 30, 2013, respectively. Average borrowings increased to $93.3 million and $93.7 million for the three and six months ended June 30, 2014, respectively, compared to $92.6 million and $90.4 million for the three and six months ended June 30, 2013, respectively. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,343	$1,391	$(48)	(3.5)%	$2,573	$2,749	$(176)	(6.4)%
Trust department income	228	209	19	9.1	431	418	13	3.1
Real estate servicing fees, net	22	263	(241)	(91.6)	199	422	(223)	(52.8)
Gain on sales of mortgage loans, net	257	620	(363)	(58.5)	448	1,340	(892)	(66.6)
Gain on sale of investment securities	0	260	(260)	NM	0	554	(554)	NM
Other	333	345	(12)	(3.5)	618	613	5	0.8
Total non-interest income	$2,183	$3,088	$(905)	(29.3)%	$4,269	$6,096	$(1,827)	(30.0)%

Non-interest income as a % of total revenue *	18.1%	23.9%			18.0%	23.8%
Total revenue per full time equivalent employee	$34.3	$37.2			$69.5	$73.9

* Total revenue is calculated as net interest income plus non-interest income.

    NM - not meaningful

Total non-interest income decreased $905,000, or 29.3%, to $2.2 million for the quarter ended June 30, 2014 compared to $3.1 million for the quarter ended June 30, 2013, and increased $1.8 million, or 30.0%, to $4.3 million for the six months ended June 30, 2014 compared to $6.1 million for the six months ended June 30, 2013.

Real estate servicing fees, net decreased $241,000, or 91.6%, to $22,000 for the quarter ended June 30, 2014 compared to $263,000 for the quarter ended June 30, 2013, and decreased $223,000, or 52.8%, to $199,000 for the six months ended June 30, 2014 compared to $422,000 for the six months ended June 30, 2013. Net real estate servicing fees include mortgage loan servicing fees and the gains or losses due to the change in fair value of MSRs arising from inputs and assumptions. Mortgage loan servicing fees earned on loans sold were $223,000 and $446,000 for the three and six months ended June 30, 2014, respectively, compared to $243,000 and $459,000 for the three and six months ended June 30, 2013, respectively. Total net losses recognized related to MSRs due to the change in fair value were $(201,000) and $(247,000) for the three and six months ended June 30, 2014, respectively, compared to total net gains (losses) of $21,000 and $(37,000) for the three and six months ended June 30, 2013, respectively. The Company was servicing $315.3 million of mortgage loans at June 30, 2014 compared to $322.5 million and $323.2 million at December 31, 2013 and June 30, 2013, respectively.

Gain on sales of mortgage loans decreased $363,000, or 58.5%, to $257,000 for the quarter ended June 30, 2014 compared to $620,000 for the quarter ended June 30, 2013, and decreased $892,000, or 66.6%, to $448,000 for the six months ended June 30, 2014 compared to $1.3 million for the six months ended June 30, 2013. The Company sold loans of $8.6 million and $14.5 million for the three months and six months ended June 30, 2014, respectively, compared to $22.8 million and $52.2 million for the three and six months ended June 30, 2013, respectively. Refinancing activity impacting both the volume of loans sold and gains recognized continued to be slow during 2014 primarily due to rising interest rates.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Non-interest Expense
Salaries	$3,761	$3,657	$104	2.8%	$7,581	$7,365	$216	2.9%
Employee benefits	1,199	1,165	34	2.9	2,410	2,368	42	1.8
Occupancy expense, net	672	642	30	4.7	1,292	1,277	15	1.2
Furniture and equipment expense	453	530	(77)	(14.5)	896	965	(69)	(7.2)
FDIC insurance assessment	242	257	(15)	(5.8)	480	499	(19)	(3.8)
Legal, examination, and professional fees	282	294	(12)	(4.1)	508	520	(12)	(2.3)
Advertising and promotion	256	316	(60)	(19.0)	546	597	(51)	(8.5)
Postage, printing, and supplies	280	291	(11)	(3.8)	545	547	(2)	(0.4)
Processing expense	761	734	27	3.7	1,520	2,009	(489)	(24.3)
Other real estate expense	172	351	(179)	(51.0)	296	3,173	(2,877)	(90.7)
Other	733	1,044	(311)	(29.8)	1,444	1,896	(452)	(23.8)
Total non-interest expense	$8,811	$9,281	$(470)	(5.1)%	$17,518	$21,216	$(3,698)	(17.4)%
Efficiency ratio *	73.2%	71.9%			73.7%	82.7%
Efficiency ratio ***	71.8	70.6			72.5	70.3
Salaries and benefits as a % of total non-interest expense	56.3%	52.0%			57.0%	45.9%
Number of full-time equivalent employees	342	347			342	347

* Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

*** Does not include other real estate expense or gain on sale of investment securities

Total non-interest expense decreased $470,000, or 5.1%, to $8.8 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, and decreased $3.7 million, or 17.4%, to $17.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Advertising and promotion decreased $60,000, or 19.0%, to $256,000 for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, and decreased $51,000, or 8.5%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease for both the three and six months ended June 30, 2014 was primarily due to additional advertising projects and payment for several sponsorships and promotional items that were incurred during 2013.

Processing expense increased $27,000, or 3.7%, to 761,000 for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, and decreased $489,000, or 24.3%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In 2013 a one time consulting fee was incurred to negotiate reduced future core processing expenses. A portion of this fee is being amortized over the new contract period with the Company’s core processing vendor. The overall decrease during the six months ended is primarily due to contract savings resulting in lower core processing expenses.

Other real estate (ORE) expense decreased $179,000, or 51.0%, to $172,000 for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, and decreased $2.9 million, or 90.7%, to $296,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The expense provision (benefit) for valuation write-downs taken on ORE was $51,000 and $174,000 for the three and six months ended June 30, 2014, respectively, compared to $(158,000) and $2.1 million for the three months and six months ended June 30, 2013, respectively. During the second quarter of 2013 the Company recorded a $300,000 recovery of an ORE evaluation write-down related to the sale of land that was held in foreclosed assets at the Company’s real estate subsidiary. The significant expense provision during the first six months of 2013 primarily related to two hotels located in the Branson area that were sold at auction during the second quarter of 2013. Expenses incurred to maintain foreclosed properties were $128,000 and $275,000 for the three and six months ended June 30, 2014, respectively, compared to $541,000 and $1.0 million for the three and six months ended June 30, 2013, respectively. Overall operating costs began to decrease during the third quarter of 2013 due to the sale of the hotels.

Other non-interest expense decreased $311,000, or 29.8%, to $733,000 for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, and decreased $452,000, or 23.8%, to $1.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease for both the quarter and six months ended June 30, 2014 was primarily due to a decrease in core deposit intangible (CDI) asset amortization which became fully amortized in the second quarter of 2013, and a decrease in consumer loan expense primarily related to a $200,000 write-down on repossessed mining equipment during the second quarter of 2013.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.8% for the quarter ended June 30, 2014 compared 30.9% for the quarter ended June 30, 2013, and was 34.7% for the six months ended June 30, 2014 compared to 30.9% for the six months ended June 30, 2013.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 72.2% of total assets as of June 30, 2014 compared to 72.4% as of December 31, 2013.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Commercial, financial, and agricultural	$136,772	$133,717
Real estate construction - residential	23,608	21,008
Real estate construction - commercial	63,298	55,076
Real estate mortgage - residential	233,671	225,541
Real estate mortgage - commercial	381,024	382,550
Installment loans to individuals	19,088	21,655
Total loans	$857,461	$839,547
Percent of categories to total loans:
Commercial, financial, and agricultural	16.0%	15.9%
Real estate construction - residential	2.8	2.5
Real estate construction - commercial	7.4	6.6
Real estate mortgage - residential	27.3	26.9
Real estate mortgage - commercial	44.4	45.6
Installment loans to individuals	2.1	2.5
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the six months ended June 30, 2014, the Company sold approximately $14.5 million of loans to investors compared to $52.2 million for the six months ended June 30, 2013. At June 30, 2014, the Company was servicing approximately $315.3 million of loans sold to the secondary market compared to $322.5 million at December 31, 2013, and $323.2 million at June 30, 2013.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2014	2013
Nonaccrual loans:
Commercial, financial, and agricultural	$2,272	$1,684
Real estate construction - residential	2,088	2,204
Real estate construction - commercial	5,832	6,251
Real estate mortgage - residential	4,389	4,165
Real estate mortgage - commercial	10,817	9,074
Installment loans to individuals	287	302
Total	$25,685	$23,680

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$79	$0
Real estate construction - residential	66	0
Real estate construction - commercial	56	0
Real estate mortgage - residential	355	129
Real estate mortgage - commercial	0	100
Installment loans to individuals	0	14
Total	$556	$243
Troubled debt restructurings - accruing	11,114	11,395
Total nonperforming loans	37,355	35,318
Other real estate owned and foreclosed assets	12,026	14,867
Total nonperforming assets	$49,381	$50,185

Loans	$857,461	$839,547
Allowance for loan losses to loans	1.42%	1.63%
Nonperforming loans to loans	4.36%	4.21%
Allowance for loan losses to nonperforming loans	32.53%	38.84%
Nonperforming assets to loans, other real estate owned and foreclosed assets	5.68%	5.87%

Total nonperforming assets totaled $49.3 million at June 30, 2014 compared to $50.2 million at December 31, 2013. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $37.4 million, or 4.36%, of total loans at June 30, 2014 compared to $35.3 million, or 4.21%, of total loans at December 31, 2013. See further discussion below.

It is the Company's policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest due has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Contractual interest lost on loans in non-accrual status was $304,000 and $594,000 for the three and six months ended June 30, 2014, respectively, and $297,000 and $660,000 for the three and six months ended June 30, 2013, respectively.

As of June 30, 2014 and December 31, 2013, approximately $15.8 million and $21.0 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2014 and December 31, 2013, respectively.

Total non-accrual loans at June 30, 2014 increased $2.0 million to $25.7 million from December 31, 2013. This increase primarily consisted of a $588,000 increase in commercial, financial and agricultural non-accrual loans and a $1.7 million increase in real estate mortgage - commercial non-accrual loans. This increase was partially offset by a $419,000 decrease in real estate construction non-accrual loans. At June 30, 2014 and December 31, 2013, real estate mortgage – commercial non-accrual loans made up 42% and 38%, respectively, of total non-accrual loans.

Loans past due 90 days and still accruing interest at June 30, 2014 were $556,000 compared to $243,000 at December 31, 2013. Other real estate and foreclosed assets at June 30, 2014 were $12.0 million compared to $14.9 million at December 31, 2013. During the six months ended June 30, 2014, $305,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets, and a net $174,000 additional provision to the valuation allowance was recorded to reflect current fair values. This is compared to a net $2.2 million provision during the six months ended June 30, 2013. The provision during 2013 primarily related to two hotels located in the Branson area that were sold during the second quarter.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2014			December 31, 2013
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
TDRs - Accrual
Commercial, financial and agricultural	9	$2,228	$95	9	$2,331	$101
Real estate construction - commercial	0	0	0	1	364	0
Real estate mortgage - residential	7	3,486	774	6	2,352	529
Real estate mortgage - commercial	6	5,400	0	6	6,348	885
Total TDRs - Accrual	22	$11,114	$869	22	$11,395	$1,515
TDRs - Non-accrual
Commercial, financial and agricultural	5	$374	$29	2	$88	$8
Real estate construction - commercial	1	3,742	0	1	3,742	0
Real estate mortgage - residential	5	631	255	5	639	229
Real estate mortgage - commercial	7	5,527	392	7	5,572	424
Consumer	2	43	17	2	43	15
Total TDRs - Non-accrual	20	$10,317	$693	17	$10,084	$676
Total TDRs	42	$21,431	$1,562	39	$21,479	$2,191

At June 30, 2014, loans classified as TDRs totaled $21.4 million, of which $10.3 million were on non-accrual status and $11.1 million were on accrual status. At December 31, 2013, loans classified as TDRs totaled $21.5 million, of which $10.1 million were on non-accrual status and $11.4 million were on accrual status. The net increase in total TDRs from December 31, 2013 was primarily due to $1.6 million additions to TDRs, partially offset by $889,000 charged off, and approximately $731,000 of payments received. The increase in TDRs classified as real estate mortgage - residential accruing loans primarily relates to one new loan relationship modified to interest only payments.

Provision and Allowance for Loan Losses

As mentioned above, the Company is continuing to recover from the deterioration of collateral values during the prior and current economic conditions. Current appraisals are being obtained and management has adjusted the provision to reflect the amounts determined necessary to maintain the allowance for loan losses at a level necessary to cover probable losses in the loan portfolio. The allowance for loan losses was $12.2 million, or 1.42%, of loans outstanding at June 30, 2014 compared to $13.7 million, or 1.63%, of loans outstanding at December 31, 2013, and $15.4 million, or 1.83%, of loans outstanding at June 30, 2013.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Analysis of allowance for loan losses:
Balance beginning of period	$12,845	$14,545	$13,719	$14,842
Charge-offs:
Commercial, financial, and agricultural	54	101	186	162
Real estate construction - residential	-	-	60	120
Real estate construction - commercial	77	-	491	-
Real estate mortgage - residential	75	95	194	387
Real estate mortgage - commercial	705	28	1,073	1,027
Installment loans to individuals	114	70	198	179
Total charge-offs	1,025	294	2,202	1,875
Recoveries:
Commercial, financial, and agricultural	$111	$22	$227	$65
Real estate construction - residential	59	-	60	-
Real estate construction - commercial	-	2	-	2
Real estate mortgage - residential	14	29	126	44
Real estate mortgage - commercial	77	12	93	172
Installment loans to individuals	69	42	127	108
Total recoveries	330	107	633	391
Net charge-offs	695	187	1,569	1,484
Provision for loan losses	-	1,000	-	2,000
Balance end of period	$12,150	$15,358	$12,150	$15,358

Loan Charge-offs

The Company’s net loan charge-offs were $695,000, or 0.33%, of average loans (annualized) for the three months ended June 30, 2014, compared to net loan charge-offs of $187,000, or 0.09% of average loans (annualized) of average loans (annualized), for the three months ended June 30, 2013. Real estate mortgage charge-offs increased to 76% of total charge-offs during the three months ended June 30, 2014 compared to 42% of total charge-offs during the three months ended June 30, 2013. Commercial, financial, and agricultural charge-offs decreased to 5% of total charge-offs during the three months ended June 30, 2014 compared to 34% of total charge-offs during the three months ended June 30, 2013.

The Company’s net loan charge-offs were $1.6 million, or 0.37%, of average loans (annualized) for the six months ended June 30, 2014 compared to net loan charge-offs of $1.5 million, or 0.36%, of average loans (annualized), for the six months ended June 30, 2013. Real estate mortgage charge-offs decreased to 58% of total charge-offs during the six months ended June 30, 2014 compared to 76% of total charge-offs during the six months ended June 30, 2013. Real estate construction charge-offs increased to 25% of total charge-offs during the six months ended June 30, 2014 compared to 6% of total charge-offs during the six months ended June 30, 2013.

Provision

There was no provision for loan losses during the three and six months ended June 30, 2014 compared to $1.0 million and $2.0 million for the three and six months ended June 30, 2013, respectively. Due to decreases in historical loss rates based on the Company’s last thirty-six months of charge-off experience, decreases in average loans and reduced levels of nonperforming loans, no provision was required during the first quarter of 2014.

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2014	2013
Allocation of allowance for loan losses at end of year:
Commercial, financial, and agricultural	$1,943	$2,374
Real estate construction - residential	473	931
Real estate construction - commercial	618	631
Real estate mortgage - residential	2,405	2,959
Real estate mortgage - commercial	6,428	6,523
Installment loans to individuals	274	294
Unallocated	9	7
Total	$12,150	$13,719

The Company’s allowance for loan losses decreased to $12.2 million at June 30, 2014 compared to $13.7 million at December 31, 2013. The decrease from December 31, 2013 primarily consisted of a $431,000 decrease in commercial, financial, and agricultural loans, a $458,000 decrease in real estate construction - residential loans, and a $554,000 decrease in real estate mortgage – commercial loans. The ratio of the allowance for loan losses to nonperforming loans was 32.5% at June 30, 2014, compared to 38.8% at December 31, 2013.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2014	2013
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$4,306	$4,796
Collectively evaluated for impairment - general reserves	7,844	8,923
Total	$12,150	$13,719

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2014, $4.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $36.8 million compared to $4.8 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $35.1 million at December 31, 2013. Management determined that $22.4 million, or 61%, of total impaired loans required no reserve allocation at June 30, 2014 compared to $18.8 million, or 54%, at December 31, 2013 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

The Company’s Asset/Liability Committee (ALCO), primarily made up of senior management, has direct oversight responsibility for the Company's liquidity position and profile. A combination of daily, weekly, and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital, and exposure to contingent draws on the Company's liquidity.

The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available for sale investment securities, federal funds sold, and excess reserves held at the Federal Reserve.

	June 30,	December 31,
(In thousands)	2014	2013
Federal funds sold and other overnight interest-bearing deposits	$7,175	$1,360
Available-for-sale investment securities	215,653	205,985
Total	$222,828	$207,345

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $215.7 million at June 30, 2014 and included an unrealized net gain of $62,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $5.0 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2014 and December 31, 2013, the Company’s unpledged securities in the available for sale portfolio totaled approximately $28.8 million and $60.2 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,513	$3,360
Federal funds purchased and securities sold under agreements to repurchase	28,611	25,149
Other deposits	154,734	117,283
Total pledged, at fair value	$186,858	$145,792

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2014, such deposits totaled $645.0 million and represented 65.3% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $343.4 million at June 30, 2014. These accounts are normally considered more volatile and higher costing representing 34.7% of total deposits at June 30, 2014.

Core deposits at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Core deposit base:
Non-interest bearing demand	$196,171	$187,382
Interest checking	202,679	182,103
Savings and money market	246,157	236,982
Total	$645,007	$606,467

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2014, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $5.0 million on a secured basis. There was no federal funds purchased outstanding at June 30, 2014. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2014, there was $22.8 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2014.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2014, the Bank had $24.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Borrowings:
Securities sold under agreements to repurchase	$22,849	$31,084
Federal Home Loan Bank advances	24,000	24,000
Subordinated notes	49,486	49,486
Total	$96,335	$104,570

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	June 30,				December 31,
	2014				2013
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$265,845	$3,428	$41,545	$310,818	$259,221	$3,286	$41,430	$303,937
Advances outstanding	(24,000)	0	0	(24,000)	(24,000)	0	(13,504)	(37,504)
Total available	$241,845	$3,428	$41,545	$286,818	$235,221	$3,286	$27,926	$266,433

At June 30, 2014, loans with a market value of $378.5 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2014, investments with a market value of $5.6 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $34.2 million at June 30, 2014 compared to $28.4 million at December 31, 2013. The $5.8 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended June 30, 2014. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $7.5 million for the six months ended June 30, 2014.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $24.9 million. The cash outflow primarily consisted of $39.6 million purchases of investment securities and a $19.7 million increase the loan portfolio, partially offset by $31.9 million proceeds from maturities, calls, and pay-downs of investment securities.

Financing activities provided cash of $23.2 million, resulting primarily from a $29.8 million increase in interest bearing transaction accounts, partially offset by an $8.2 million decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2014.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $121.6 million in unused loan commitments and standby letters of credit as of June 30, 2014. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. The Company paid cash dividends to its common and preferred shareholders totaling approximately $504,000 and $940,000 for the six months ended June 30, 2014 and 2013, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1,000,000 in dividends to the Company during the six months ended June 30, 2014. At June 30, 2014 and December 31, 2013, the Company had cash and cash equivalents totaling $1.1 million and $450,000, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of June 30, 2014 and December 31, 2013, the Company and the Bank each met all capital adequacy requirements.

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

The Company exceeded all capital adequacy requirements as of June 30, 2014 and December 31, 2013.

			Minimum		Well-Capitalized
	Actual		Capital Requirements		Capital Requirements
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2014
Total capital (to risk-weighted assets):
Company	$137,374	15.55%	$70,695	8.00%		N.A.	N.A.	%
Bank	127,144	14.57	69,823	8.00		$87,278	10.00
Tier I capital (to risk-weighted assets):
Company	$104,696	11.85%	$35,348	4.00%		N.A.	N.A.	%
Bank	116,219	13.32	34,911	4.00		$52,367	6.00
Tier I capital (to adjusted average assets):
Company	$104,696	9.00%	$34,899	3.00%	$	N.A.	N.A.	%
Bank	116,219	10.09	34,570	3.00		57,616	5.00

(in thousands)
December 31, 2013
Total capital (to risk-weighted assets):
Company	$133,638	15.33%	$69,728	8.00%		N.A.	N.A.	%
Bank	122,959	14.29	68,842	8.00		$86,052	10.00
Tier I capital (to risk-weighted assets):
Company	$99,398	11.40%	$34,864	4.00%		N.A.	N.A.	%
Bank	112,166	13.03	34,421	4.00		$51,631	6.00
Tier I capital (to adjusted average assets):
Company	$99,398	8.80%	$33,876	3.00%	$	N.A.	N.A.	%
Bank	112,166	10.04	33,517	3.00		55,862	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended June 30, 2014, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2014. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$19,403	$24,674	$13,956	$19,698	$16,695	$121,227	$215,653
Federal funds sold and other over-night interest-bearing deposits	7,175	-	-	-	-	-	7,175
Other restricted investments	3,962	-	-	-	-	-	3,962
Loans	354,797	134,532	125,207	94,874	111,111	36,940	857,461
Total	$385,337	$159,206	$139,163	$114,572	$127,806	$158,167	$1,084,251

LIABILITIES
Savings, interest checking, and money market deposits	$243,417	$-	$205,419	$-	$-	$-	$448,836
Time deposits	231,607	51,640	35,084	13,160	11,952	-	343,443
Federal funds purchased and securities sold under agreements to repurchase	22,849	-	-	-	-	-	22,849
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	10,000	3,000	3,000	3,000	5,000	-	24,000
Total	$557,359	$54,640	$243,503	$16,160	$16,952	$-	$888,614
Interest-sensitivity GAP
Periodic GAP	$(172,022)	$104,566	$(104,340)	$98,412	$110,854	$158,167	$195,637
Cumulative GAP	$(172,022)	$(67,456)	$(171,796)	$(73,384)	$37,470	$195,637	$195,637

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.69	2.91	0.57	7.09	7.54	NM	1.22
Cumulative GAP	0.69	0.89	0.80	0.92	1.04	1.22	1.22

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended June 30, 2014.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2014.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Investments - Equity Method and Joint Ventures The FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor's financial statements. This ASU is effective for interim and annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

Troubled Debt Restructurings by Creditors The FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, in January 2014. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments are effective for interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

August 14, 2014	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

August 14, 2014	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2014 Form 10-Q

Exhibit No.	Description	Page No.
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).	**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).	**

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

