Form 10-Q
period 2014-09-30
HAWTHORN BANCSHARES, INC.
filed 2014-11-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014, the registrant had 5,233,986 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2014	2013
ASSETS
Cash and due from banks	$19,681	$27,079
Federal funds sold and other overnight interest-bearing deposits	5,099	1,360
Cash and cash equivalents	24,780	28,439
Investment in available-for-sale securities, at fair value	205,816	205,985
Other investments and securities, at cost	4,402	4,001
Total investment securities	210,218	209,986
Loans	860,985	839,547
Allowances for loan losses	(12,033)	(13,719)
Net loans	848,952	825,828
Premises and equipment - net	37,806	38,079
Mortgage servicing rights	2,867	3,036
Other real estate and repossessed assets - net	12,438	14,867
Accrued interest receivable	4,735	4,999
Cash surrender value - life insurance	2,269	2,213
Other assets	12,461	12,675
Total assets	$1,156,526	$1,140,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$200,280	$187,382
Savings, interest checking and money market	433,833	419,085
Time deposits $100,000 and over	139,111	145,957
Other time deposits	191,481	204,047
Total deposits	964,705	956,471
Federal funds purchased and securities sold under agreements to repurchase	19,543	31,084
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	35,000	24,000
Accrued interest payable	382	426
Other liabilities	6,889	4,275
Total liabilities	1,076,005	1,065,742
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,395,844 and 5,194,537 shares, respectively	5,396	5,195
Surplus	35,896	33,385
Retained earnings	42,277	40,086
Accumulated other comprehensive income (loss), net of tax	469	(769)
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	80,521	74,380
Total liabilities and stockholders’ equity	$1,156,526	$1,140,122

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$10,146	$10,186	$30,059	$31,009
Interest on investment securities:
Taxable	845	873	2,600	2,689
Nontaxable	180	212	543	641
Federal funds sold and other overnight interest-bearing deposits	5	6	23	35
Dividends on other securities	20	21	59	62
Total interest income	11,196	11,298	33,284	34,436
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	229	238	750	752
Time deposit accounts $100,000 and over	237	282	723	885
Other time deposits	331	477	1,067	2,095
Interest on federal funds purchased and securities sold under agreements to repurchase	5	7	14	17
Interest on subordinated notes	318	323	945	963
Interest on Federal Home Loan Bank advances	120	106	328	315
Total interest expense	1,240	1,433	3,827	5,027
Net interest income	9,956	9,865	29,457	29,409
Provision for loan losses	0	0	0	2,000
Net interest income after provision for loan losses	9,956	9,865	29,457	27,409
NON-INTEREST INCOME
Service charges on deposit accounts	1,381	1,463	3,954	4,213
Trust department income	211	179	641	598
Real estate servicing fees, net	86	338	285	760
Gain on sale of mortgage loans, net	330	175	778	1,515
Gain on sale of investment securities	0	0	0	554
Other	305	292	924	903
Total non-interest income	2,313	2,447	6,582	8,543
NON-INTEREST EXPENSE
Salaries and employee benefits	5,582	4,863	15,573	14,596
Occupancy expense, net	705	695	1,997	1,973
Furniture and equipment expense	438	474	1,334	1,438
FDIC insurance assessment	244	253	724	753
Legal, examination, and professional fees	341	207	849	727
Advertising and promotion	305	310	852	907
Postage, printing, and supplies	268	308	813	854
Processing expense	758	749	2,278	2,758
Other real estate expense, net	361	1,265	657	4,437
Other	897	848	2,340	2,745
Total non-interest expense	9,899	9,972	27,417	31,188
Income before income taxes	2,370	2,340	8,622	4,764
Income tax expense	802	771	2,969	1,519
Net income	1,568	1,569	5,653	3,245
Preferred stock dividends and accretion of discount	0	0	0	615
Net income available to common shareholders	$1,568	$1,569	$5,653	$2,630
Basic earnings per share	$0.30	$0.30	$1.08	$0.50
Diluted earnings per share	$0.30	$0.30	$1.08	$0.50

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Net income	$1,568	$1,569	$5,653	$3,245
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	(328)	(110)	1,202	(3,372)
Adjustment for gain on sale of investment securities, net of tax	0	0	0	(343)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12	17	36	50
Total other comprehensive income (loss)	(316)	(93)	1,238	(3,665)
Total comprehensive income (loss)	$1,252	$1,476	$6,891	$(420)

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

					Accumulated
					Other		Total
					Comprehensive		Stock -
	Preferred	Common		Retained	Income	Treasury	holders'
(In thousands)	Stock	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2012	$17,977	$5,001	$31,816	$39,118	$1,825	$(3,517)	$92,220
Net income	0	0	0	3,245	0	0	3,245
Other comprehensive loss	0	0	0	0	(3,665)	0	(3,665)
Stock based compensation expense	0	0	14	0	0	0	14
Accretion of preferred stock discount	278	0	0	(278)	0	0	0
Redemption of 18,255 shares of preferred stock	(18,255)	0					(18,255)
Redemption of common stock warrant	0	0	(540)	0	0	0	(540)
Stock dividend	0	194	2,090	(2,284)			0
Cash dividends declared, preferred stock	0	0	0	(456)	0	0	(456)
Cash dividends declared, common stock	0	0	0	(736)	0	0	(736)
Balance, September 30, 2013	$0	$5,195	$33,380	$38,609	$(1,840)	$(3,517)	$71,827

Balance, December 31, 2013	$0	$5,195	$33,385	$40,086	$(769)	$(3,517)	$74,380
Net income	0	0	0	5,653	0	0	5,653
Other comprehensive income	0	0	0	0	1,238	0	1,238
Stock based compensation expense	0	0	15	0	0	0	15
Stock dividend	0	201	2,496	(2,697)	0	0	0
Cash dividends declared, common stock	0	0	0	(765)	0	0	(765)
Balance, September 30, 2014	$0	$5,396	$35,896	$42,277	$469	$(3,517)	$80,521

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$5,653	$3,245
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	0	2,000
Depreciation expense	1,305	1,204
Net amortization of investment securities, premiums, and discounts	809	981
Amortization of intangible assets	0	135
Stock based compensation expense	15	14
Change in fair value of mortgage servicing rights	386	(86)
Gain on sale of investment securities	0	(554)
(Gain) loss on sales and dispositions of premises and equipment	(41)	2
(Gain) loss on sales and dispositions of other real estate and repossessed assets	(149)	390
Provision for other real estate owned	450	3,032
Decrease in accrued interest receivable	264	234
Increase in cash surrender value -life insurance	(56)	(56)
(Increase) decrease in other assets	(181)	2,728
Decrease in accrued interest payable	(44)	(453)
Increase in other liabilities	2,603	2,507
Origination of mortgage loans for sale	(25,576)	(61,297)
Proceeds from the sale of mortgage loans	25,568	63,452
Gain on sale of mortgage loans, net	(778)	(1,515)
Other, net	(377)	(394)
Net cash provided by operating activities	9,851	15,569
Cash flows from investing activities:
Net (increase) decrease in loans	(24,155)	17,436
Purchase of available-for-sale debt securities	(41,321)	(76,479)
Proceeds from maturities of available-for-sale debt securities	18,015	28,221
Proceeds from calls of available-for-sale debt securities	24,605	6,255
Proceeds from sales of available-for-sale debt securities	0	22,115
Proceeds from sales of FHLB stock	39	535
Purchases of FHLB stock	(440)	(612)
Purchases of premises and equipment	(1,181)	(1,787)
Proceeds from sales of premises and equipment	45	0
Proceeds from sales of other real estate and foreclosed assets	3,945	7,581
Net cash (used) in provided by investing activities	(20,448)	3,265
Cash flows from financing activities:
Net increase (decrease) in demand deposits	12,898	(12,312)
Net increase in interest-bearing transaction accounts	14,748	7,185
Net decrease in time deposits	(19,412)	(34,670)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(11,541)	3,949
Repayment of FHLB advances	(10,000)	(15,113)
FHLB advances	21,000	19,000
Redemption of 18,255 shares of preferred stock	0	(18,255)
Warrant redemption	0	(540)
Cash dividends paid - preferred stock	0	(456)
Cash dividends paid - common stock	(755)	(726)
Net cash provided by (used) in financing activities	6,938	(51,938)
Net decrease in cash and cash equivalents	(3,659)	(33,104)
Cash and cash equivalents, beginning of period	28,439	58,877
Cash and cash equivalents, end of period	$24,780	$25,773

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,872	$5,479
Income taxes	$1,650	$131
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$1,817	$3,278

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity.

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

During the three months ended September 30, 2014, the Company’s management discovered employee fraud resulting in the loss of an aggregate $421,000 of cash over an extended period of time. As a result of the discovery, the Company recorded a $136,000 loss in its consolidated financial statements as of September 30, 2014, representing the $421,000 gross loss, net of expected insurance proceeds of $285,000. The Company determined that any adjustments relating to prior-period financial statements were immaterial.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
(in thousands)	2014	2013

Commercial, financial, and agricultural	$150,733	$141,845
Real estate construction - residential	19,935	21,008
Real estate construction - commercial	62,391	55,076
Real estate mortgage - residential	234,244	225,630
Real estate mortgage - commercial	374,909	375,686
Installment and other consumer	18,773	20,302

Total loans	$860,985	$839,547

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At September 30, 2014, loans with a carrying value of $373.5 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended September 30, 2014
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

Balance at beginning of period	$1,943	$473	$618	$2,405	$6,428	$274	$9	$12,150
Additions:
Provision for loan losses	(188)	(94)	(96)	313	7	38	20	0
Deductions:
Loans charged off	105	0	0	41	80	71	0	297
Less recoveries on loans	(55)	0	0	(26)	(67)	(32)	0	(180)
Net loans charged off	50	0	0	15	13	39	0	117

Balance at end of period	$1,705	$379	$522	$2,703	$6,422	$273	$29	$12,033

	Nine Months Ended September 30, 2014
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

Balance at beginning of period	$2,374	$931	$631	$2,959	$6,523	$294	$7	$13,719
Additions:
Provision for loan losses	(660)	(553)	382	(171)	891	89	22	0
Deductions:
Loans charged off	291	59	491	236	1,152	270	0	2,499
Less recoveries on loans	(282)	(60)	0	(151)	(160)	(160)	0	(813)
Net loans charged off	9	(1)	491	85	992	110	0	1,686

Balance at end of period	$1,705	$379	$522	$2,703	$6,422	$273	$29	$12,033

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at September 30, 2014 and December 31, 2013, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

September 30, 2014

Allowance for loan losses:
Individually evaluated for impairment	$663	$273	$0	$1,728	$1,942	$55	$0	$4,661
Collectively evaluated for impairment	1,042	106	522	975	4,480	218	29	7,372
Total	$1,705	$379	$522	$2,703	$6,422	$273	$29	$12,033
Loans outstanding:
Individually evaluated for impairment	$4,427	$2,040	$5,679	$8,639	$14,573	$268	$0	$35,626
Collectively evaluated for impairment	146,306	17,895	56,712	225,605	360,336	18,505	0	825,359
Total	$150,733	$19,935	$62,391	$234,244	$374,909	$18,773	$0	$860,985

December 31, 2013

Allowance for loan losses:
Individually evaluated for impairment	$721	$392	$304	$1,374	$1,989	$16	$0	$4,796
Collectively evaluated for impairment	1,653	539	327	1,585	4,534	278	7	8,923
Total	$2,374	$931	$631	$2,959	$6,523	$294	$7	$13,719
Loans outstanding:
Individually evaluated for impairment	$4,015	$2,204	$6,615	$6,517	$15,422	$43	$0	$34,816
Collectively evaluated for impairment	137,830	18,804	48,461	219,113	360,264	20,259	0	804,731
Total	$141,845	$21,008	$55,076	$225,630	$375,686	$20,302	$0	$839,547

Impaired Loans

Loans evaluated under the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans totaled $35.6 million and $35.1 million at September 30, 2014 and December 31, 2013, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings. Total impaired loans of $35.6 million at September 30, 2014 were individually evaluated for impairment compared to $34.8 million of impaired loans individually evaluated for impairment and $259,000 of non-accrual consumer loans that were collectively evaluated for impairment at December 31, 2013. Beginning in 2014, consumer non-accrual loans were included in the individually evaluated impairment calculations.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2014 and December 31, 2013, $14.0 million and $21.8 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2014, $4.7 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $35.6 million compared to $4.8 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $35.1 million at December 31, 2013. Management determined that $20.9 million, or 59%, of total impaired loans required no reserve allocation at September 30, 2014 compared to $18.8 million, or 54%, at December 31, 2013 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
(in thousands)	2014	2013
Non-accrual loans	$24,380	$23,680
Troubled debt restructurings continuing to accrue interest	11,246	11,395
Total impaired loans	$35,626	$35,075

The following tables provide additional information about impaired loans at September 30, 2014 and December 31, 2013, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves

September 30, 2014
With no related allowance recorded:
Commercial, financial and agricultural	$2,400	$2,457	$0
Real estate - construction residential	0	0	0
Real estate - construction commercial	5,679	6,403	0
Real estate - residential	3,116	3,568	0
Real estate - commercial	9,744	11,366	0
Total	$20,939	$23,794	$0
With an allowance recorded:
Commercial, financial and agricultural	$2,027	$2,086	$663
Real estate - construction residential	2,040	2,260	273
Real estate - construction commercial	0	0	0
Real estate - residential	5,523	5,620	1,728
Real estate - commercial	4,829	5,004	1,942
Consumer	268	307	55
Total	$14,687	$15,277	$4,661
Total impaired loans	$35,626	$39,071	$4,661

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$2,618	$22	$2,598	$22	$2,592	$69	$2,643	$71
Real estate - construction residential	16	2	139	0	65	2	242	0
Real estate - construction commercial	6,524	0	3,459	0	6,737	0	3,803	0
Real estate - residential	3,941	26	3,168	10	3,374	40	3,179	10
Real estate - commercial	12,578	84	4,346	29	12,334	255	4,348	86
Consumer	0	0	202	0	11	0	212	1
Total	$25,677	$134	$13,912	$61	$25,113	$366	$14,427	$168
With an allowance recorded:
Commercial, financial and agricultural	$1,940	$4	$1,996	$7	$2,128	$19	$2,031	$34
Real estate - construction residential	2,260	0	2,272	0	2,263	0	2,273	0
Real estate - construction commercial	0	0	4,240	0	56	0	4,240	0
Real estate - residential	5,458	0	2,920	2	5,384	93	2,947	38
Real estate - commercial	4,587	28	13,210	35	4,695	11	13,524	106
Consumer	310	11	44	0	324	0	44	0
Total	$14,555	$43	$24,682	$44	$14,850	$123	$25,059	$178
Total impaired loans	$40,232	$177	$38,594	$105	$39,963	$489	$39,486	$346

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $134,000 and $366,000 for the three months and nine months ended September 30, 2014, respectively, compared to $61,000 and $168,000 for the three and nine months ended September 30, 2013, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported. Contractual interest lost on loans in non-accrual status was $268,000 and $862,000 for the three and nine months ended September 30, 2014, respectively, compared to $269,000 and $929,000 for the three and nine months ended September 30, 2013, respectively.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due.

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2014 and December 31, 2013.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total

September 30, 2014
Commercial, Financial, and Agricultural	$148,276	$421	$0	$2,036	$150,733
Real Estate Construction - Residential	17,895	0	0	2,040	19,935
Real Estate Construction - Commercial	56,657	0	56	5,678	62,391
Real Estate Mortgage - Residential	228,157	864	48	5,175	234,244
Real Estate Mortgage - Commercial	364,414	1,312	0	9,183	374,909
Installment and Other Consumer	18,206	298	1	268	18,773
Total	$833,605	$2,895	$105	$24,380	$860,985

December 31, 2013
Commercial, Financial, and Agricultural	$139,219	$942	$0	$1,684	$141,845
Real Estate Construction - Residential	18,738	66	0	2,204	21,008
Real Estate Construction - Commercial	48,230	595	0	6,251	55,076
Real Estate Mortgage - Residential	217,268	4,068	129	4,165	225,630
Real Estate Mortgage - Commercial	365,787	725	100	9,074	375,686
Installment and Other Consumer	19,695	291	14	302	20,302
Total	$808,937	$6,687	$243	$23,680	$839,547

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at September 30, 2014 and December 31, 2013.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction- Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total

At September 30, 2014
Watch	$18,254	1,329	$5,027	$25,755	$21,332	$238	$71,935
Substandard	5,197	91	1,190	7,545	9,965	170	24,158
Non-accrual	2,036	2,040	5,678	5,175	9,183	268	24,380
Total	$25,487	$3,460	$11,895	$38,475	$40,480	$676	$120,473

At December 31, 2013
Watch	$15,016	$2,007	$6,111	$26,331	$23,662	$388	$73,515
Substandard	7,553	92	1,403	8,579	14,510	281	32,418
Non-accrual	1,684	2,204	6,251	4,165	9,074	302	23,680
Total	$24,253	$4,303	$13,765	$39,075	$47,246	$971	$129,613

Troubled Debt Restructurings

At September 30, 2014, loans classified as troubled debt restructurings (TDRs) totaled $20.6 million, of which $9.4 million were on non-accrual status and $11.2 million were on accrual status. At December 31, 2013, TDRs totaled $21.5 million, of which $10.1 million were on non-accrual status and $11.4 million were on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.5 million and $2.2 million related to TDRs were allocated to the allowance for loan losses at September 30, 2014 and December 31, 2013, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Nine Months Ended September 30,
	2014			2013
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$244	$225	0	$0	$0
Real estate mortgage - residential	1	1,256	1,171	1	619	481
Total	4	$1,500	$1,396	1	$619	$481

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions such as interest rates below the current market rate for the borrower given financial condition, deferring principal payments, and extending maturity dates. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, charged-off, or the collateral for the loan is foreclosed and sold. The Company considers a loan in TDR status in default when the borrower’s payment according to the modified terms is at least 90 days past due or has defaulted due to expiration of the loan’s maturity date. There were no modified loans that met the TDR criteria during the three months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, four loans meeting the TDR criteria were modified compared to one loan during the nine months ended September 30, 2013. There were no loans modified as a TDR that defaulted during the three and nine months ended September 30, 2014 and 2013, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Other Real Estate and Repossessed Assets

	September 30,	December 31,
(in thousands)	2014	2013
Real estate construction - residential	$16	$114
Real estate construction - commercial	9,831	10,020
Real estate mortgage - residential	374	830
Real estate mortgage - commercial	5,498	8,537
Repossessed assets	1	41
Total	$15,720	$19,542
Less valuation allowance for other real estate owned	(3,282)	(4,675)
Total other real estate and repossessed assets	$12,438	$14,867

Changes in the net carrying amount of other real estate and foreclosed assets during the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$15,231	$21,977	$19,542	$29,729
Additions	1,512	308	1,817	3,278
Proceeds from sales	(821)	(1,348)	(3,945)	(7,581)
Charge-offs against the valuation allowance for other real estate owned	(199)	(93)	(1,843)	(4,416)
Repossessed assets impairment write-downs	0	(39)	0	(239)
Net (loss) gain on sales	(3)	(185)	149	(151)
Total other real estate and repossessed assets	$15,720	$20,620	$15,720	$20,620
Less valuation allowance for other real estate owned	(3,282)	(4,752)	(3,282)	(4,752)
Balance at end of period	$12,438	$15,868	$12,438	$15,868

Net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $51,000 and $280,000 during the three and nine months ended September 30, 2014, respectively, compared to $733,000 and $1.5 million, during the three and nine months ended September 30, 2013, respectively.

Activity in the valuation allowance for other real estate owned during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$3,205	$3,999	$4,675	$6,137
Provision for other real estate owned	276	846	450	3,031
Charge-offs	(199)	(93)	(1,843)	(4,416)
Balance, end of period	$3,282	$4,752	$3,282	$4,752

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
September 30, 2014
Government sponsored enterprises	$62,069	$241	$259	$62,051
Asset-backed securities	110,394	833	1,910	109,317
Obligations of states and political subdivisions	33,819	670	41	34,448

Total available-for-sale securities	$206,282	$1,744	$2,210	$205,816

December 31, 2013
U.S. Treasury	$1,000	$3	$0	$1,003
Government sponsored enterprises	61,006	377	767	60,616
Asset-backed securities	112,747	817	3,191	110,373
Obligations of states and political subdivisions	33,637	568	212	33,993

Total available-for-sale securities	$208,390	$1,765	$4,170	$205,985

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

Other investments and securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $4.4 and $4.0 million as of September 30, 2014 and December 31, 2013, respectively.

Debt securities with carrying values aggregating approximately $158.3 million and $145.8 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$7,227	$7,307
Due after one year through five years	61,306	61,589
Due after five years through ten years	25,884	26,151
Due after ten years	1,471	1,452
Total	95,888	96,499
Asset-backed securities	110,394	109,317
Total available-for-sale securities	$206,282	$205,816

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2014
Government sponsored enterprises	$9,405	$(38)	$19,781	$(221)	$29,186	$(259)
Asset-backed securities	20,915	(170)	48,942	(1,740)	69,857	(1,910)
Obligations of states and political subdivisions	2,288	(3)	2,578	(38)	4,866	(41)
Total	$32,608	$(211)	$71,301	$(1,999)	$103,909	$(2,210)

(in thousands)
At December 31, 2013
Government sponsored enterprises	$25,771	$(767)	$0	$0	$25,771	$(767)
Asset-backed securities	76,048	(2,940)	5,941	(251)	81,989	(3,191)
Obligations of states and political subdivisions	6,907	(159)	450	(53)	7,357	(212)
Total	$108,726	$(3,866)	$6,391	$(304)	$115,117	$(4,170)

The total available for sale portfolio consisted of approximately 301 securities at September 30, 2014. The portfolio included 90 securities having an aggregate fair value of $103.9 million that were in a loss position at September 30, 2014. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $71.3 million at fair value. The $2.2 million aggregate unrealized loss included in accumulated other comprehensive income at September 30, 2014 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at September 30, 2014 and December 31, 2013, respectively. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that it will be required to sell such investment securities.

The table below presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Gains realized on sales	$0	$0	$0	$554
Losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$0	$0	$0	$554

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Core Deposit Intangible Asset

Core deposit intangible assets in the amount of $4.8 million were fully amortized as of June 30, 2013. Amortization expense was $135,000 for the nine months ended September 30, 2013.

Mortgage Servicing Rights

At September 30, 2014, the Company was servicing approximately $314.4 million of loans sold to the secondary market compared to $322.5 million at December 31, 2013, and $323.0 million at September 30, 2013. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $226,000 and $672,000 for the three and nine months ended September 30, 2014, respectively, compared to $215,000 and $674,000 for the three and nine months ended September 30, 2013, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Balance at beginning of period	$2,911	$2,873	$3,036	$2,549
Originated mortgage servicing rights	95	83	217	444
Changes in fair value:
Due to change in model inputs and assumptions (1)	27	296	98	677
Other changes in fair value (2)	(166)	(173)	(484)	(591)
Balance at end of period	$2,867	$3,079	$2,867	$3,079

(1) The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2) Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Weighted average constant prepayment rate	10.05%	10.94%
Weighted average note rate	4.00%	4.02%
Weighted average discount rate	9.18%	8.56%
Weighted average expected life (in years)	5.90	5.70

(6)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.8% for the three months ended September 30, 2014 compared to 33.0% for the three months ended September 30, 2013. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.4% for the nine months ended September 30, 2014 compared to 31.9% for the nine months ended September 30, 2013.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at September 30, 2014 and, therefore, did not establish a valuation reserve.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30, 2014
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(1,491)	$722	$(769)
Other comprehensive income, before reclassifications	1,939	0	1,939
Amounts reclassified from accumulated other comprehensive income	0	59	59
Current period other comprehensive income, before tax	1,939	59	1,998
Income tax expense	(737)	(23)	(760)
Current period other comprehensive income, net of tax	1,202	36	1,238
Balance at end of period	$(289)	$758	$469

	Nine months ended September 30, 2013
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$3,266	$(1,441)	$1,825
Other comprehensive (loss) income, before reclassifications	(5,524)	0	(5,524)
Amounts reclassified from accumulated other comprehensive income	(554)	81	(473)
Current period other comprehensive (loss) income, before tax	(6,078)	81	(5,997)
Income tax benefit (expense)	2,363	(31)	2,332
Current period other comprehensive (loss) income, net of tax	(3,715)	50	(3,665)
Balance at end of period	$(449)	$(1,391)	$(1,840)

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Payroll taxes	$272	$266	$840	$832
Medical plans	510	483	1,512	1,443
401k match and profit sharing	159	97	488	287
Pension plan	236	286	708	858
Other	42	73	81	153

Total employee benefits	$1,219	$1,205	$3,629	$3,573

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

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company has made a $725,000 contribution to the defined benefit plan for the current plan year. The minimum required contribution for the 2014 plan year is estimated to be $1.3 million. The Company has not determined whether it will make any contributions other than the minimum required funding contribution for 2014.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2014	2013
Service cost - benefits earned during the year	$981	$1,174
Interest costs on projected benefit obligations	732	646
Expected return on plan assets	(887)	(797)
Expected administrative expenses	40	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	0	31
Net periodic pension expense	$945	$1,173

Pension expense - three months ended September 30, (actual)	$236	$286
Pension expense - nine months ended September 30, (actual)	$708	$858

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

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	126,286	$23.21
Granted	0	0.00
Exercised	0	0.00
Forfeited	(9,884)	22.57
Expired	(18,990)	27.86
Outstanding, September 30, 2014	97,412	$22.37	2.20	$0.00
Exercisable, September 30, 2014	86,091	$22.76	2.00	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2014.

Total stock-based compensation expense was $5,000 and $15,000 for the three and nine months ended September 30, 2014, respectively, and $7,000 and $14,000 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, the total unrecognized compensation expense related to non-vested stock awards was $35,000 and the related weighted average period over which it is expected to be recognized is approximately 1.4 years.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Basic earnings per common share:
Net income	$1,568	$1,569	$5,653	$3,245
Less:
Preferred stock dividends and accretion of discount	0	0	0	615
Net income available to common shareholders	$1,568	$1,569	$5,653	$2,630
Basic earnings per share	$0.30	$0.30	$1.08	$0.50
Diluted earnings per common share:
Net income	$1,568	$1,569	$5,653	$3,245
Less:
Preferred stock dividends and accretion of discount	0	0	0	615
Net income available to common shareholders	$1,568	$1,569	$5,653	$2,630
Average shares outstanding	5,233,986	5,233,986	5,233,986	5,233,986
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,233,986	5,233,986	5,233,986	5,233,986
Diluted earnings per share	$0.30	0.30	1.08	$0.50

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

Options to purchase 97,412 shares during the three and nine months ended September 30, 2014, and 195,313 shares during the three and nine months ended September 30, 2013 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(11)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of September 30, 2014 and December 31, 2013, respectively, there were no transfers into or out of Levels 1-3.

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

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Assets:
Government sponsored enterprises	$62,051	$0	$62,051	$0
Asset-backed securities	109,317	0	109,317	0
Obligations of states and political subdivisions	34,448	0	34,448	0
Mortgage servicing rights	2,867	0	0	2,867
Total	$208,683	$0	$205,816	$2,867

December 31, 2013
Assets:
U.S. Treasury	$1,003	$1,003	$0	$0
Government sponsored enterprises	60,616	0	60,616	0
Asset-backed securities	110,373	0	110,373	0
Obligations of states and political subdivisions	33,993	0	33,993	0
Mortgage servicing rights	3,036	0	0	3,036
Total	$209,021	$1,003	$204,982	$3,036

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$2,911	$2,873	$3,036	$2,549
Total gains or losses (realized/unrealized):
Included in earnings	(139)	123	(386)	86
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	95	83	217	444
Settlements	0	0	0	0
Balance at end of period	$2,867	$3,079	$2,867	$3,079

Total gains included in earnings attributable to the change in unrealized gains or losses related to assets still held were $27,000 and $97,000 for the three and nine months ended September 30, 2014, respectively, and $296,000 and $677,000 for the three and nine months ended September 30, 2013, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Nine Months Ended September 30,
			2014	2013
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	10.05%	10.94%
		Weighted average discount rate	9.18%	8.56%
		Weighted average expected life (in years)	5.90	5.70

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2014, the Company identified $14.7 million in impaired loans that had specific allowances for losses aggregating $4.7 million. Related to these loans, there was $2.1 million in charge-offs recorded during the nine months ended September 30, 2014. As of September 30, 2013, the Company identified $24.0 million in impaired loans that had specific allowances for losses aggregating $4.6 million. Related to these loans, there was $2.5 million in charge-offs recorded during the nine months ended September 30, 2013.

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

	Fair Value Measurements Using
		Quoted Prices			Three	Nine
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2014
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,364	$0	$0	$1,364	$(28)	$(150)
Real estate construction - residential	1,767	0	0	1,767	0	(60)
Real estate construction - commercial	0	0	0	0	0	(491)
Real estate mortgage - residential	3,795	0	0	3,795	(41)	(179)
Real estate mortgage - commercial	2,887	0	0	2,887	(131)	(1,200)
Consumer	213	0	0	213	(4)	(74)
Total	$10,026	$0	$0	$10,026	$(204)	$(2,154)
Other real estate and foreclosed assets	$12,438	$0	$0	$12,438	$(203)	$(1,733)

September 30, 2013
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,315	$0	$0	$1,315	$(607)	$(692)
Real estate construction - residential	1,902	0	0	1,902	0	(119)
Real estate construction - commercial	3,990	0	0	3,990	0	0
Real estate mortgage - residential	2,079	0	0	2,079	(81)	(327)
Real estate mortgage - commercial	10,082	0	0	10,082	(376)	(1,363)
Consumer	38	0	0	38	0	0
Total	$19,406	$0	$0	$19,406	$(1,064)	$(2,501)
Other real estate and foreclosed assets	$15,868	$0	$0	$15,868	$(320)	$(5,006)

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

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 is as follows:

			September 30, 2014
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2014		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and due from banks	$19,681	$19,681	$19,681	$0	$0
Federal funds sold and overnight interest-bearing deposits	5,099	5,099	5,099	0	0
Investment in available-for-sale securities	205,816	205,816	0	205,816	0
Loans, net	848,952	850,761	0	0	850,761
Investment in FHLB stock	2,755	2,755	0	2,755	0
Mortgage servicing rights	2,867	2,867	0	0	2,867
Cash surrender value - life insurance	2,269	2,269	0	2,269	0
Accrued interest receivable	4,735	4,735	4,735	0	0
	$1,092,174	$1,093,983	$29,515	$210,840	$853,628
Liabilities:
Deposits:
Non-interest bearing demand	$200,280	$200,280	$200,280	$0	$0
Savings, interest checking and money market	433,833	433,833	433,833	0	0
Time deposits	330,592	332,065	0	0	332,065
Federal funds purchased and securities sold under agreements to repurchase	19,543	19,543	19,543	0	0
Subordinated notes	49,486	33,404	0	33,404	0
Federal Home Loan Bank advances	35,000	36,658	0	36,658	0
Accrued interest payable	382	382	382	0	0
	$1,069,116	$1,056,165	$654,038	$70,062	$332,065

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2013
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2013		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and due from banks	$27,079	$27,079	$27,079	$0	$0
Federal funds sold and overnight interest-bearing deposits	1,360	1,360	1,360	0	0
Investment in available-for-sale securities	205,985	205,985	1,003	204,982	0
Loans, net	825,828	829,223	0	0	829,223
Investment in FHLB stock	2,354	2,354	0	2,354	0
Mortgage servicing rights	3,036	3,036	0	0	3,036
Cash surrender value - life insurance	2,213	2,213	0	2,213	0
Accrued interest receivable	4,999	4,999	4,999	0	0
	$1,072,854	$1,076,249	$34,441	$209,549	$832,259
Liabilities:
Deposits:
Non-interest bearing demand	$187,382	$187,382	$187,382	$0	$0
Savings, interest checking and money market	419,085	419,085	419,085	0	0
Time deposits	350,004	352,432	0	0	352,432
Federal funds purchased and securities sold under agreements to repurchase	31,084	31,084	31,084	0	0
Subordinated notes	49,486	32,048	0	32,048	0
Federal Home Loan Bank advances	24,000	25,366	0	25,366	0
Accrued interest payable	426	426	426	0	0
	$1,061,467	$1,047,823	$637,977	$57,414	$352,432

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at September 30, 2014. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. The Company has not experienced any repurchase losses during the nine months ended September 30, 2014. At September 30, 2014, the Company was servicing 3,058 loans sold to the secondary market with a balance of approximately $314.4 million compared to 3,114 loans sold with a balance of approximately $322.5 million at December 31, 2013.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2014, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments as of the periods indicated:

	September 30,	December 31,
(in thousands)	2014	2013
Commitments to extend credit	$136,921	$117,880
Commitments to originate residential first and second mortgage loans	2,832	1,852
Standby letters of credit	1,511	1,826

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2014.

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

Overview

Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at September 30, 2014, provides a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts, and money market accounts. The Company also provides a wide range of lending services, including real estate, commercial, installment, and other consumer loans. Other financial services that the Company provides include automated teller machines, trust services, credit-related insurance, and safe-deposit boxes. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Clinton, Warsaw, Springfield, Branson, and Lee's Summit, Missouri.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2014 and 2013, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Per Share Data
Basic earnings per common share	$0.30	$0.30	$1.08	$0.50
Diluted earnings per common share	0.30	0.30	1.08	0.50
Dividends paid and accretion of discount on preferred stock	-	-	-	456
Dividends paid on common stock	252	242	755	726
Book value per common share			15.38	13.72
Market price per common share			13.75	13.09
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.54%	0.54%	0.65%	0.37%
Return on common stockholders' equity	7.71%	8.68%	9.69%	4.79%
Common stockholders' equity to total assets	6.97%	6.26%	6.74%	7.04%
Efficiency ratio (1)	80.68%	80.99%	76.08%	82.18%
Efficiency ratio (2)	77.74%	72.25%	74.25%	70.44%

(Based on end-of-period data)
Common stockholders' equity to assets			6.96%	6.35%
Total risk-based capital ratio			15.68%	15.36%
Tier 1 risk-based capital ratio			12.02%	11.39%
Leverage ratio (3)			9.18%	8.56%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Does not include other real estate expense or gain on sale of investment securities.
(3)	Leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Net interest income	$9,956	$9,865	$91	0.9%	$29,457	$29,409	$48	0.2%
Provision for loan losses	-	-	-	-	-	2,000	(2,000)	(100.0)
Noninterest income	2,313	2,447	(134)	(5.5)	6,582	8,543	(1,961)	(23.0)
Noninterest expense	9,899	9,972	(73)	(0.7)	27,417	31,188	(3,771)	(12.1)
Income before income taxes	2,370	2,340	30	1.3	8,622	4,764	3,858	81.0
Income tax expense	802	771	31	4.0	2,969	1,519	1,450	95.5
Net income	$1,568	$1,569	$(1)	(0.1)%	$5,653	$3,245	$2,408	74.2%
Preferred stock dividends and accretion of discount	-	-	-	-	-	615	(615)	(100.0)
Net income available to common shareholders	$1,568	$1,569	$(1)	(0.1)%	$5,653	$2,630	$3,023	114.9%

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

Consolidated net income was $1.6 million for both the three month periods ended September 30, 2014 and 2013. Net income available to common shareholders for both the three month periods ended September 30, 2014 and 2013 was $1.6 million, or $0.30 per diluted common share. For the three months ended September 30, 2014, the return on average assets was 0.54%, the return on average common stockholders’ equity was 7.71%, and the efficiency ratio was 80.68%.

For the nine months ended September 30, 2014, consolidated net income was $5.7 million compared to $3.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net income available to common shareholders was $5.7 million, or $1.08 per diluted common share, compared to $2.6 million, or $0.50 per diluted common share, for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the return on average assets was 0.65%, the return on average common stockholders’ equity was 9.69%, and the efficiency ratio was 76.08%.

Net interest income was $10.0 million for the three months ended September 30, 2014 compared to $9.9 million for the three months ended September 30, 2013. The net interest margin decreased to 3.71% for the three months ended September 30, 2014, compared to 3.74% for the three months ended September 30, 2013. Net interest income was $29.4 million for both the nine months ended September 30, 2014 and 2013. The net interest margin increased to 3.71% for the nine months ended September 30, 2014, compared to 3.68% for the nine months ended September 30, 2013. During the third quarter of 2013, $23.0 million from a 58 month 6.05% certificate of deposit special matured and approximately $5.7 million was reinvested at current market rates. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

The lower provision for loan losses for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, respectively, was primarily due to decreases in historical loss rates based on the Company’s last thirty-six months of charge-off experience. Net charge-offs for the three months ended September 30, 2014, were $117,000, or 0.05% of average loans (annualized), compared to $1.1 million, or 0.53% of average loans (annualized), for the three months ended September 30, 2013. Net charge-offs for the nine months ended September 30, 2014, were $1.7 million, or 0.27% of average loans (annualized), compared to $2.6 million, or 0.41% of average loans (annualized), for the nine months ended September 30, 2013. Non-performing loans totaled $35.7 million, or 4.15% of total loans, at September 30, 2014 compared to $35.3 million, or 4.21% of total loans, at December 31, 2013, and $36.6 million, or 4.44% of total loan, at September 30, 2013. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $134,000, or 5.5%, for the three months ended September 30, 2014 and decreased $1.9 million, or 23.0%, for the nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, respectively. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense decreased $73,000, or 0.7%, for the three months ended September 30, 2014 and decreased $3.8 million, or 12.1%, for the nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,
(In thousands)	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$146,143	$1,749	4.75%	$140,082	$1,689	4.78%
Real estate construction - residential	21,603	260	4.77	23,679	264	4.42
Real estate construction - commercial	63,071	657	4.13	47,690	529	4.40
Real estate mortgage - residential	235,124	2,790	4.71	218,199	2,748	5.00
Real estate mortgage - commercial	373,138	4,470	4.75	380,216	4,661	4.86
Consumer	18,683	259	5.50	21,333	319	5.93
Total loans	$857,762	$10,185	4.71%	$831,199	$10,210	4.87%
Investment securities: (3)
U.S. Treasury	$0	$0	0.00%	$1,009	$3	1.18%
Government sponsored enterprises	63,211	229	1.44	64,455	199	1.22
Asset backed securities	112,350	601	2.12	116,223	660	2.25
State and municipal	34,195	284	3.30	34,905	328	3.73
Total investment securities	$209,756	$1,114	2.11%	$216,592	$1,190	2.18%
Other investments and securities, at cost	4,123	20	1.92	4,074	21	2.05
Federal funds sold and interest bearing deposits in other financial institutions	7,056	5	0.28	8,117	6	0.29
Total interest earning assets	$1,078,697	$11,324	4.16%	$1,059,982	$11,427	4.28%
All other assets	92,234			100,452
Allowance for loan losses	(12,180)			(15,423)
Total assets	$1,158,751			$1,145,011
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$195,162	$115	0.23%	$184,912	$118	0.25%
Savings	83,837	12	0.06	76,849	21	0.11
Money market	164,001	102	0.25	160,865	99	0.24
Time deposits of $100,000 and over	142,806	237	0.66	153,323	282	0.73
Other time deposits	194,144	331	0.68	211,971	477	0.89
Total time deposits	$779,950	$797	0.41%	$787,920	$997	0.50%
Federal funds purchased and securities sold under agreements to repurchase	21,029	5	0.09	22,335	7	0.12
Subordinated notes	49,486	318	2.55	49,486	323	2.59
Federal Home Loan Bank Advances	28,043	120	1.70	24,837	106	1.69
Total borrowings	$98,558	$443	1.78%	$96,658	$436	1.79%
Total interest bearing liabilities	$878,508	$1,240	0.56%	$884,578	$1,433	0.64%
Demand deposits	193,230			180,497
Other liabilities	6,297			8,209
Total liabilities	1,078,035			1,073,284
Stockholders' equity	80,716			71,727
Total liabilities and stockholders' equity	$1,158,751			$1,145,011
Net interest income (FTE)		10,084			9,994
Net interest spread			3.60%			3.64%
Net interest margin			3.71%			3.74%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $128,000 and $129,000 for the three months ended September 30, 2014 and 2013, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
(In thousands)	2014			2013
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$142,802	$5,060	4.74%	$136,321	$4,998	4.90%
Real estate construction - residential	22,894	755	4.41	23,467	790	4.50
Real estate construction - commercial	59,851	1,902	4.25	46,173	1,653	4.79
Real estate mortgage - residential	231,493	8,312	4.80	218,226	8,268	5.07
Real estate mortgage - commercial	373,427	13,351	4.78	388,529	14,364	4.94
Consumer	18,972	789	5.56	22,863	1,009	5.90
Total loans	$849,439	$30,169	4.75%	$835,579	$31,082	4.97%
Investment securities: (3)
U.S. Treasury	$382	$3	1.05%	$1,503	$17	1.51%
Government sponsored enterprises	66,627	697	1.40	68,147	613	1.20
Asset backed securities	111,498	1,859	2.23	119,349	2,026	2.27
State and municipal	33,319	854	3.43	35,168	989	3.76
Total investment securities	$211,826	$3,413	2.15%	$224,167	$3,645	2.17%
Other investments and securities, at cost	4,044	59	1.95	4,036	62	2.05
Federal funds sold and interest bearing deposits in other financial institutions	10,428	23	0.29	17,388	35	0.27
Total interest earning assets	$1,075,737	$33,664	4.18%	$1,081,170	$34,824	4.31%
All other assets	94,310			102,849
Allowance for loan losses	(12,895)			(15,229)
Total assets	$1,157,152			$1,168,790
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$204,141	$406	0.27%	$195,178	$403	0.28%
Savings	82,157	45	0.07	74,751	59	0.11
Money market	162,753	299	0.25	159,602	290	0.24
Time deposits of $100,000 and over	143,934	723	0.67	154,261	886	0.77
Other time deposits	198,778	1,068	0.72	225,955	2,095	1.24
Total time deposits	$791,763	$2,541	0.43%	$809,747	$3,733	0.62%
Federal funds purchased and securities sold under agreements to repurchase	20,085	13	0.09	19,997	16	0.11
Subordinated notes	49,486	945	2.55	49,486	963	2.60
Federal Home Loan Bank Advances	25,747	328	1.70	23,003	315	1.83
Total borrowings	$95,318	$1,286	1.80%	$92,486	$1,294	1.87%
Total interest bearing liabilities	$887,081	$3,827	0.58%	$902,233	$5,027	0.74%
Demand deposits	185,843			176,861
Other liabilities	6,231			7,424
Total liabilities	1,079,155			1,086,518
Stockholders' equity	77,997			82,272
Total liabilities and stockholders' equity	$1,157,152			$1,168,790
Net interest income (FTE)		29,837			29,797
Net interest spread			3.60%			3.57%
Net interest margin			3.71%			3.68%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $380,000 and $388,000 for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$60	$73	$(13)	$62	$233	$(171)
Real estate construction - residential	(4)	(24)	20	(35)	(19)	(16)
Real estate construction - commercial	128	162	(34)	249	450	(201)
Real estate mortgage - residential	42	206	(164)	44	489	(445)
Real estate mortgage - commercial	(191)	(86)	(105)	(1,013)	(548)	(465)
Consumer	(60)	(38)	(22)	(220)	(165)	(55)
Investment securities: (3)
U.S. Treasury	(3)	(2)	(1)	(14)	(10)	(4)
Government sponsored entities	30	(4)	34	84	(14)	98
Asset backed securities	(59)	(22)	(37)	(167)	(131)	(36)
State and municipal	(44)	(7)	(37)	(135)	(50)	(85)
Other investments and securities, at cost	(1)	0	(1)	(3)	0	(3)
Federal funds sold and interest bearing deposits in other financial institutions	(1)	(1)	0	(12)	(15)	3
Total interest income	(103)	257	(360)	(1,160)	220	(1,380)
Interest expense:
NOW accounts	(3)	7	(10)	3	19	(16)
Savings	(9)	2	(11)	(14)	6	(20)
Money market	3	2	1	9	6	3
Time deposits of $100,000 and over	(45)	(18)	(27)	(163)	(56)	(107)
Other time deposits	(146)	(37)	(109)	(1,027)	(228)	(799)
Federal funds purchased and securities
sold under agreements to repurchase	(2)	0	(2)	(3)	0	(3)
Subordinated notes	(5)	0	(5)	(18)	0	(18)
Federal Home Loan Bank advances	14	14	0	13	36	(23)
Total interest expense	(193)	(30)	(163)	(1,200)	(217)	(983)
Net interest income on a fully taxable equivalent basis	$90	$287	$(197)	$40	$437	$(397)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $128,000 and $129,000 for the three months September 30, 2014 and 2013, respectively, and $380,000 and $388,000 for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, reflected an increase in net interest income, on a tax equivalent basis, of $90,000, or 0.90%, and financial results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, reflected a increase in net interest income, on a tax equivalent basis, of $40,000, or 0.13%. The increase in net interest income for the three and nine months ended September 30, 2014 is primarily due to lower costs of certificates of deposit and borrowings.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.71% for the three months ended September 30, 2014 compared to 3.74% for the three months ended September 30, 2013, and increased to 3.71% for the nine months ended September 30, 2014 compared to 3.68% for the nine months ended September 30, 2013. Although the volume and yield on average earning assets decreased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, the increase in the net interest margin was primarily due to lower costs of certificates of deposit. See Interest expense on deposits below for further discussion on lower costs of certificates of deposit.

Average interest-earning assets increased $18.7 million, or 1.77%, to $1.08 billion for the three months ended September 30, 2014 compared to $1.06 billion for the three months ended September 30, 2013, and average interest bearing liabilities decreased $6.1 million, or 0.69%, to $878.5 million for the three months ended September 30, 2014 compared to $884.6 million for the three months ended September 30, 2013.

Average interest-earning assets decreased $5.4 million, or 0.5%, to $1.07 billion for the nine months ended September 30, 2014 compared to $1.08 billion for the nine months ended September 30, 2013, and average interest bearing liabilities decreased $15.2 million, or 1.68%, to $887.1 million for the nine months ended September 30, 2014 compared to $902.2 million for the nine months ended September 30, 2013.

Total interest income (expressed on a fully taxable equivalent basis) decreased to $11.3 million and $33.7 million for the three and nine months ended September 30, 2014, respectively, compared to $11.4 million and $34.8 million for the three and nine months ended September 30, 2013, respectively. The Company’s rates earned on interest earning assets were 4.16% and 4.18% for the three and nine months ended September 30, 2014, respectively, compared to 4.28% and 4.31% for the three and nine months ended September 30, 2013, respectively.

Interest income on loans decreased to $10.2 million and $30.2 million for the three and nine months ended September 30, 2014, respectively, compared to $10.2 million and $31.1 million for the three and nine months ended September 30, 2013, respectively.

Average loans outstanding increased $26.6 million, or 3.20%, to $857.8 million for the three months ended September 30, 2014 compared to $831.2 million for the three months ended September 30, 2013. The average yield on loans receivable decreased to 4.71% for the three months ended September 30, 2014 compared to 4.87% for the three months ended September 30, 2013 primarily as a result of decreasing market interest rates.

Average loans outstanding increased $13.9 million, or 1.66%, to $849.4 million for the nine months ended September 30, 2014 compared to $835.6 million for the nine months ended September 30, 2013. The average yield on loans receivable decreased to 4.75% for the nine months ended September 30, 2014 compared to 4.97% for the nine months ended September 30, 2013 primarily as a result of decreasing market interest rates. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense decreased to $1.2 million and $3.8 million for the three and nine months ended September 30, 2014, respectively, compared to $1.4 million and $5.0 million for the three and nine months ended September 30, 2013, respectively. The Company’s rates paid on interest bearing liabilities was 0.56% and 0.58% for the three and nine months ended September 30, 2014, respectively, compared to 0.64% and 0.74% for the three months and nine months ended September 30, 2013, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $797,000 and $2.5 million for the three and nine months ended September 30, 2014 compared to $997,000 and $3.7 million for the three and nine months ended September 30, 2013.

Average time deposits decreased $8.0 million, or 1.01%, to $779.9 million for the three months ended September 30, 2014 compared to $787.9 million for the three months ended September 30, 2013. The average cost of deposits decreased to 0.41% for the three months ended September 30, 2014 compared to 0.50% for the three months ended September 30, 2013 primarily as a result of lower market interest rates and the maturity of $23.0 million from a 58 month 6.05% certificate of deposit special during the third quarter of 2013.

For the nine months ended September 30, 2014, average time deposits decreased $18.0 million, or 2.22%, to $791.8 million for the nine months ended September 30, 2014 compared to $809.7 million for the nine months ended September 30, 2013. The cost of deposits decreased to 0.43% for the nine months ended September 30, 2014 to 0.62% for the nine months ended September 30, 2013.

Interest expense on borrowings increased to $443,000 for the three months ended September 30, 2014 compared to $436,000 for the three months ended September 30, 2013, and was $1.3 million for both the nine months ended September 30, 2014 and 2013, respectively. Average borrowings increased to $98.6 million and $95.3 million for the three and nine months ended September 30, 2014, respectively, compared to $96.6 million and $92.5 million for the three and nine months ended September 30, 2013, respectively. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$1,381	$1,463	$(82)	(5.6)%	$3,954	$4,213	$(259)	(6.1)%
Trust department income	211	179	32	17.9	641	598	43	7.2
Real estate servicing fees, net	86	338	(252)	(74.6)	285	760	(475)	(62.5)
Gain on sales of mortgage loans, net	330	175	155	88.6	778	1,515	(737)	(48.6)
Gain on sale of investment securities	0	0	0	NM	0	554	(554)	NM
Other	305	292	13	4.5	924	903	21	2.3
Total non-interest income	$2,313	$2,447	$(134)	(5.5)%	$6,582	$8,543	$(1,961)	(23.0)%

Non-interest income as a % of total revenue *	18.9%	19.9%			18.3%	22.5%
Total revenue per full time equivalent employee	$35.7	$35.6			$104.8	$109.7

* Total revenue is calculated as net interest income plus non-interest income.

    NM - not meaningful

Total non-interest income decreased $134,000, or 5.5%, to $2.3 million for the quarter ended September 30, 2014 compared to $2.4 million for the quarter ended September 30, 2013, and decreased $1.9 million, or 23.0%, to $6.6 million for the nine months ended September 30, 2014 compared to $8.5 million for the nine months ended September 30, 2013.

Real estate servicing fees, net decreased $252,000, or 74.6%, to $86,000 for the quarter ended September 30, 2014 compared to $338,000 for the quarter ended September 30, 2013, and decreased $475,000, or 62.5%, to $285,000 for the nine months ended September 30, 2014 compared to $760,000 for the nine months ended September 30, 2013. Net real estate servicing fees include mortgage loan servicing fees and the gains or losses due to the change in fair value of MSRs arising from inputs and assumptions. Mortgage loan servicing fees earned on loans sold were $226,000 and $672,000 for the three and nine months ended September 30, 2014, respectively, compared to $215,000 and $674,000 for the three and nine months ended September 30, 2013, respectively. Total net losses recognized related to MSRs due to the change in fair value were $(139,000) and $(386,000) for the three and nine months ended September 30, 2014, respectively, compared to total net gains of $123,000 and $86,000 for the three and nine months ended September 30, 2013, respectively. The Company was servicing $314.4 million of mortgage loans at September 30, 2014 compared to $322.5 million and $323.0 million at December 31, 2013 and September 30, 2013, respectively.

Gain on sales of mortgage loans increased $155,000, or 88.6%, to $330,000 for the quarter ended September 30, 2014 compared to $175,000 for the quarter ended September 30, 2013, and decreased $737,000, or 48.6%, to $778,000 for the nine months ended September 30, 2014 compared to $1.5 million for the nine months ended September 30, 2013. The Company sold loans of $11.0 million and $25.6 million for the three months and nine months ended September 30, 2014, respectively, compared to $12.6 million and $63.4 million for the three and nine months ended September 30, 2013, respectively. During the third quarter of 2013 the Company recorded a $150,000 increase in a repurchase reserve liability for estimated losses incurred on sold loans that was included in total gain on sales of mortgage loans, compared to no additional reserve during the three and nine months ended September 30, 2014. (See Repurchase Reserve Liability footnote for further discussion) Refinancing activity impacting both the volume of loans sold and gains recognized continued to be slow during 2014 primarily due to rising interest rates.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Non-interest Expense
Salaries	$4,363	$3,658	$705	19.3%	$11,944	$11,023	$921	8.4%
Employee benefits	1,219	1,205	14	1.2	3,629	3,573	56	1.6
Occupancy expense, net	705	695	10	1.4	1,997	1,973	24	1.2
Furniture and equipment expense	438	474	(36)	(7.6)	1,334	1,438	(104)	(7.2)
FDIC insurance assessment	244	253	(9)	(3.6)	724	753	(29)	(3.9)
Legal, examination, and professional fees	341	207	134	64.7	849	727	122	16.8
Advertising and promotion	305	310	(5)	(1.6)	852	907	(55)	(6.1)
Postage, printing, and supplies	268	308	(40)	(13.0)	813	854	(41)	(4.8)
Processing expense	758	749	9	1.2	2,278	2,758	(480)	(17.4)
Other real estate expense	361	1,265	(904)	(71.5)	657	4,437	(3,780)	(85.2)
Other	897	848	49	5.8	2,340	2,745	(405)	(14.8)
Total non-interest expense	$9,899	$9,972	$(73)	(0.7)%	$27,417	$31,188	$(3,771)	(12.1)%
Efficiency ratio *	80.7%	81.0%			76.1%	82.2%
Efficiency ratio ***	77.7	72.3			74.3	70.4
Salaries and benefits as a % of total non-interest expense	56.4%	48.8%			56.8%	46.8%
Number of full-time equivalent employees	344	346			344	346

* Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

*** Does not include other real estate expense or gain on sale of investment securities

Total non-interest expense decreased $73,000, or 0.70%, to $9.9 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, and decreased $3.8 million, or 12.1%, to $27.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Salaries increased $705,000, or 19.3%, to $4.4 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, and increased $921,000, or 8.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase for both the three and nine months ended September 30, 2014 was primarily due to the accrual of a 2014 incentive program approved by the Board of Directors in the third quarter to be paid out in March of 2015.

Legal, examination, and professional fees increased $134,000, or 64.7%, to 341,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, and increased $122,000, or 16.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase for both the three and nine months ended September 30, 2014 over the three and nine months ended September 30, 2013, primarily consisted of an increase in legal fees related to impaired loans, increase in audit and tax fees, and an increase in consulting fees related to strategic planning.

Processing expense increased $9,000, or 1.2%, to 758,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, and decreased $480,000, or 17.4%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In 2013 a one time consulting fee was incurred to negotiate reduced future core processing expenses. A portion of this fee is being amortized over the new contract period with the Company’s core processing vendor. The overall decrease during the nine months ended is primarily due to contract savings resulting in lower core processing expenses.

Other real estate (ORE) expense decreased $904,000, or 71.5%, to $361,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, and decreased $3.8 million, or 85.2%, to $657,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The expense provision for valuation write-downs taken on ORE was $276,000 and $450,000 for the three and nine months ended September 30, 2014, respectively, compared to $846,000 and $3.0 million for the three months and nine months ended September 30, 2013, respectively. The significant expense provision during the first nine months of 2013 primarily related to two hotels located in the Branson area that were sold at auction during the second quarter of 2013. Expenses incurred to maintain foreclosed properties were $87,000 and $362,000 for the three and nine months ended September 30, 2014, respectively, compared to $260,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively. Overall operating costs began to decrease during the third quarter of 2013 due to the sale of the hotels.

Other non-interest expense increased $49,000, or 5.8%, to $897,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, and decreased $405,000, or 14.8%, to $2.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase for the three months ended

September 30, 2014 was primarily a result of a $136,000 loss recorded due to employee fraud that management discovered during the third quarter of 2014. (see Item 4. Controls and Procedures for further discussion) This loss was partially offset by reduced levels of credit card dispute charge-offs and loan expenses. The decrease for the nine months ended September 30, 2014 was primarily due to a decrease in core deposit intangible (CDI) asset amortization which became fully amortized in the second quarter of 2013, and a decrease in consumer loan expense primarily related to a $239,000 write-down on repossessed mining equipment during the second quarter of 2013.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.8% for the quarter ended September 30, 2014 compared to 33.0% for the quarter ended September 30, 2013, and was 34.4% for the nine months ended September 30, 2014 compared to 31.9% for the nine months ended September 30, 2013.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 73.4% of total assets as of September 30, 2014 compared to 72.4% as of December 31, 2013.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Commercial, financial, and agricultural	$150,733	$141,845
Real estate construction - residential	19,935	21,008
Real estate construction - commercial	62,391	55,076
Real estate mortgage - residential	234,244	225,630
Real estate mortgage - commercial	374,909	375,686
Installment loans to individuals	18,773	20,302
Total loans	$860,985	$839,547
Percent of categories to total loans:
Commercial, financial, and agricultural	17.5%	16.9%
Real estate construction - residential	2.3	2.5
Real estate construction - commercial	7.2	6.6
Real estate mortgage - residential	27.2	26.9
Real estate mortgage - commercial	43.5	44.7
Installment loans to individuals	2.3	2.4
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. For the nine months ended September 30, 2014, the Company sold approximately $25.6 million of loans to investors compared to $63.4 million for the nine months ended September 30, 2013. At September 30, 2014, the Company was servicing approximately $314.4 million of loans sold to the secondary market compared to $322.5 million at December 31, 2013, and $323.0 million at September 30, 2013.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Nonaccrual loans:
Commercial, financial, and agricultural	$2,036	$1,684
Real estate construction - residential	2,040	2,204
Real estate construction - commercial	5,678	6,251
Real estate mortgage - residential	5,175	4,165
Real estate mortgage - commercial	9,183	9,074
Installment loans to individuals	268	302
Total	$24,380	$23,680

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$0
Real estate construction - residential	0	0
Real estate construction - commercial	56	0
Real estate mortgage - residential	48	129
Real estate mortgage - commercial	0	100
Installment loans to individuals	1	14
Total	$105	$243
Troubled debt restructurings - accruing	11,246	11,395
Total nonperforming loans	35,731	35,318
Other real estate owned and foreclosed assets	12,438	14,867
Total nonperforming assets	$48,169	$50,185

Loans	$860,985	$839,547
Allowance for loan losses to loans	1.40%	1.63%
Nonperforming loans to loans	4.15%	4.21%
Allowance for loan losses to nonperforming loans	33.68%	38.84%
Nonperforming assets to loans, other real estate owned and foreclosed assets	5.51%	5.87%

Total nonperforming assets totaled $48.2 million at September 30, 2014 compared to $50.2 million at December 31, 2013. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $35.7 million, or 4.15%, of total loans at September 30, 2014 compared to $35.3 million, or 4.21%, of total loans at December 31, 2013. See further discussion below.

It is the Company's policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest due has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Contractual interest lost on loans in non-accrual status was $268,000 and $862,000 for the three and nine months ended September 30, 2014, respectively, and $269,000 and $929,000 for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2014 and December 31, 2013, approximately $12.9 million and $21.0 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms.

Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2014 and December 31, 2013, respectively.

Total non-accrual loans at September 30, 2014 increased $700,000 to $24.4 million from December 31, 2013. This increase primarily consisted of a $352,000 increase in commercial, financial and agricultural non-accrual loans and a $1.0 million increase in real estate mortgage - residential non-accrual loans. This increase was partially offset by a $737,000 decrease in real estate construction non-accrual loans. At September 30, 2014 and December 31, 2013, real estate mortgage – commercial non-accrual loans made up 38% of total non-accrual loans for both period ends.

Loans past due 90 days and still accruing interest at September 30, 2014 were $105,000 compared to $243,000 at December 31, 2013. Other real estate and foreclosed assets at September 30, 2014 were $12.4 million compared to $14.9 million at December 31, 2013. During the nine months ended September 30, 2014, $1.8 million of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets, and a net $450,000 additional provision to the valuation allowance was recorded to reflect current fair values. This is compared to $3.3 million of nonaccrual loans, net of charge-offs taken, that moved to other real estate owned and repossessed assets, and an additional net $3.0 million provision during the nine months ended September 30, 2013. The provision during 2013 primarily related to two hotels located in the Branson area that were sold during the second quarter.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2014			December 31, 2013
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
TDRs - Accrual
Commercial, financial and agricultural	11	$2,392	$38	9	$2,331	$101
Real estate construction - commercial	0	0	0	1	364	0
Real estate mortgage - residential	7	3,464	826	6	2,352	529
Real estate mortgage - commercial	6	5,390	0	6	6,348	885
Total TDRs - Accrual	24	$11,246	$864	22	$11,395	$1,515
TDRs - Non-accrual
Commercial, financial and agricultural	3	$146	$42	2	$88	$8
Real estate construction - commercial	1	3,742	0	1	3,742	0
Real estate mortgage - residential	3	369	214	5	639	229
Real estate mortgage - commercial	5	5,058	371	7	5,572	424
Consumer	2	43	25	2	43	15
Total TDRs - Non-accrual	14	$9,358	$652	17	$10,084	$676
Total TDRs	38	$20,604	$1,516	39	$21,479	$2,191

At September 30, 2014, loans classified as TDRs totaled $20.6 million, of which $9.4 million were on non-accrual status and $11.2 million were on accrual status. At December 31, 2013, loans classified as TDRs totaled $21.5 million, of which $10.1 million were on non-accrual status and $11.4 million were on accrual status. The net decrease in total TDRs from December 31, 2013 was primarily due to $1.6 million additions to TDRs that were offset by $889,000 charged off, and approximately $1.6 million of payments received.

Provision and Allowance for Loan Losses

As mentioned above, the Company is continuing to recover from the deterioration of collateral values during the prior and current economic conditions. The allowance for loan losses was $12.0 million, or 1.40%, of loans outstanding at September 30, 2014 compared to $13.7 million, or 1.63%, of loans outstanding at December 31, 2013, and $14.3 million, or 1.73%, of loans outstanding at September 30, 2013.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Analysis of allowance for loan losses:
Balance beginning of period	$12,150	$15,358	$13,719	$14,842
Charge-offs:
Commercial, financial, and agricultural	105	654	291	817
Real estate construction - residential	-	-	59	119
Real estate construction - commercial	-	135	491	135
Real estate mortgage - residential	41	368	236	754
Real estate mortgage - commercial	80	178	1,152	1,205
Installment loans to individuals	71	91	270	271
Total charge-offs	297	1,426	2,499	3,301
Recoveries:
Commercial, financial, and agricultural	$55	$201	$282	$265
Real estate construction - residential	-	-	60	-
Real estate construction - commercial	-	-	-	2
Real estate mortgage - residential	26	39	151	84
Real estate mortgage - commercial	67	34	160	206
Installment loans to individuals	32	48	160	156
Total recoveries	180	322	813	713
Net charge-offs	117	1,104	1,686	2,588
Provision for loan losses	-	-	-	2,000
Balance end of period	$12,033	$14,254	$12,033	$14,254

Loan Charge-offs

The Company’s net loan charge-offs were $117,000, or 0.05%, of average loans (annualized) for the three months ended September 30, 2014, compared to net loan charge-offs of $1.1 million, or 0.53%, of average loans (annualized) for the three months ended September 30, 2013. Real estate mortgage charge-offs increased to 41% of total charge-offs during the three months ended September 30, 2014 compared to 38% of total charge-offs during the three months ended September 30, 2013. Commercial, financial, and agricultural charge-offs decreased to 35% of total charge-offs during the three months ended September 30, 2014 compared to 46% of total charge-offs during the three months ended September 30, 2013.

The Company’s net loan charge-offs were $1.7 million, or 0.27%, of average loans (annualized) for the nine months ended September 30, 2014 compared to net loan charge-offs of $2.6 million, or 0.41%, of average loans (annualized), for the nine months ended September 30, 2013. Real estate mortgage charge-offs decreased to 55% of total charge-offs during the nine months ended September 30, 2014 compared to 60% of total charge-offs during the nine months ended September 30, 2013. Real estate construction charge-offs increased to 22% of total charge-offs during the nine months ended September 30, 2014 compared to 8% of total charge-offs during the nine months ended September 30, 2013. Commercial, financial, and agricultural charge-offs decreased to 12% of total charge-offs during the nine months ended September 30, 2014 compared to 25% of total charge-offs during the nine months ended September 30, 2013.

Provision

There was no provision for loan losses during the three and nine months ended September 30, 2014 compared to no provision and $2.0 million for the three and nine months ended September 30, 2013, respectively. Due to decreases in historical loss rates based on the Company’s last thirty-six months of charge-off experience, no provision was required during the nine months ended September 30, 2014.

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2014	2013
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$1,705	$2,374
Real estate construction - residential	379	931
Real estate construction - commercial	522	631
Real estate mortgage - residential	2,703	2,959
Real estate mortgage - commercial	6,422	6,523
Installment loans to individuals	273	294
Unallocated	29	7
Total	$12,033	$13,719

The Company’s allowance for loan losses decreased to $12.0 million at September 30, 2014 compared to $13.7 million at December 31, 2013. The decrease from December 31, 2013 primarily consisted of a $669,000 decrease in commercial, financial, and agricultural loans, a 552,000 decrease in real estate construction - residential loans, and a $256,000 decrease in real estate mortgage – residential loans. The ratio of the allowance for loan losses to nonperforming loans was 33.7% at September 30, 2014, compared to 38.8% at December 31, 2013.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2014	2013
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$4,661	$4,796
Collectively evaluated for impairment - general reserves	7,372	8,923
Total	$12,033	$13,719

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2014, $4.7 million of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $35.6 million compared to $4.8 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $35.1 million at December 31, 2013. Management determined that $20.9 million, or 59%, of total impaired loans required no reserve allocation at September 30, 2014 compared to $18.8 million, or 54%, at December 31, 2013 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying percentages to pools of loans by asset type. Loans not individually evaluated are aggregated based on similar risk characteristics. Historical loss rates for each risk group, which is updated quarterly, are quantified using all recorded loan charge-offs. Management determined that the previous twelve quarters were reflective of the loss characteristics of the Company’s loan portfolio during the recent economic environment. These historical loss rates for each risk group are used as the starting point to determine allowance provisions. The Company’s methodology includes factors that allow management to adjust its estimates of losses based on the most recent information available. The rates are then adjusted through the use of qualitative risk factors to reflect actual changes and anticipated changes such as changes in specific allowances on loans and real estate acquired through foreclosure, any gains and losses on final disposition of real estate acquired through foreclosure, changes in national and local economic conditions and developments, including general economic and business conditions affecting the Company’s key lending areas, credit quality trends, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of the internal loan review department. These qualitative risk factors are reviewed and updated quarterly, as appropriate.

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

	September 30,	December 31,
(In thousands)	2014	2013
Federal funds sold and other overnight interest-bearing deposits	$5,099	$1,360
Available-for-sale investment securities	205,816	205,985
Total	$210,915	$207,345

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $205.8 million at September 30, 2014 and included an unrealized net loss of $466,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $7.7 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2014 and December 31, 2013, the Company’s unpledged securities in the available for sale portfolio totaled approximately $47.5 million and $60.2 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,511	$3,360
Federal funds purchased and securities sold under agreements to repurchase	22,690	25,149
Other deposits	132,069	117,283
Total pledged, at fair value	$158,270	$145,792

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2014, such deposits totaled $634.1 million and represented 65.7% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $330.6 million at September 30, 2014. These accounts are normally considered more volatile and higher costing representing 34.3% of total deposits at September 30, 2014.

Core deposits at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Core deposit base:
Non-interest bearing demand	$200,280	$187,382
Interest checking	184,362	182,103
Savings and money market	249,471	236,982
Total	$634,113	$606,467

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2014, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $7.8 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2014. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2014, there was $19.5 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2014.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2014, the Bank had $35.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Borrowings:
Securities sold under agreements to repurchase	$19,543	$31,084
Federal Home Loan Bank advances	35,000	24,000
Subordinated notes	49,486	49,486
Total	$104,029	$104,570

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	September 30,				December 31,
	2014				2013
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$258,117	$3,441	$44,330	$305,888	$259,221	$3,286	$41,430	$303,937
Advances outstanding	(35,000)	0	0	(35,000)	(24,000)	0	(13,504)	(37,504)
Total available	$223,117	$3,441	$44,330	$270,888	$235,221	$3,286	$27,926	$266,433

At September 30, 2014, loans with a market value of $366.5 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2014, investments with a market value of $8.6 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $24.8 million at September 30, 2014 compared to $28.4 million at December 31, 2013. The $3.6 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2014. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $9.9 million for the nine months ended September 30, 2014.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $20.4 million. The cash outflow primarily consisted of $41.3 million purchases of investment securities and a $24.1 million increase the loan portfolio, partially offset by $42.6 million proceeds from maturities, calls, and pay-downs of investment securities and $3.9 million in net proceeds from sales of other real estate and repossessed assets.

Financing activities provided cash of $6.9 million, resulting primarily from a 14.7 million increase in interest bearing transaction accounts, a $12.9 million increase in demand deposits, and a $11.0 million net increase in FHLB advances. This was partially offset by a $19.4 million decrease in time deposits and an $11.5 million decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2014.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $141.3 million in unused loan commitments and standby letters of credit as of September 30, 2014. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its common and preferred shareholders. The Company paid cash dividends to its common and preferred shareholders totaling approximately $755,000 and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $2.0 million in dividends to the Company during the nine months ended September 30, 2014. At September 30, 2014 and December 31, 2013, the Company had cash and cash equivalents totaling $753,000 and $450,000, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. Management believes, as of September 30, 2014 and December 31, 2013, the Company and the Bank each met all capital adequacy requirements.

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

The Company exceeded all capital adequacy requirements as of September 30, 2014 and December 31, 2013.

			Minimum		Well-Capitalized
	Actual		Capital Requirements		Capital Requirements
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2014
Total capital (to risk-weighted assets):
Company	$138,704	15.68%	$70,783	8.00%	$	N.A.	N.A.	%
Bank	128,230	14.67	69,922	8.00		87,403	10.00
Tier I capital (to risk-weighted assets):
Company	$106,353	12.02%	$35,392	4.00%	$	N.A.	N.A.	%
Bank	117,291	13.42	34,961	4.00		52,442	6.00
Tier I capital (to adjusted average assets):
Company	$106,353	9.18%	$34,764	3.00%	$	N.A.	N.A.	%
Bank	117,291	10.23	34,393	3.00		57,321	5.00

(in thousands)
December 31, 2013
Total capital (to risk-weighted assets):
Company	$133,638	15.33%	$69,728	8.00%	$	N.A.	N.A.	%
Bank	122,959	14.29	68,842	8.00		86,052	10.00
Tier I capital (to risk-weighted assets):
Company	$99,398	11.40%	$34,864	4.00%	$	N.A.	N.A.	%
Bank	112,166	13.03	34,421	4.00		51,631	6.00
Tier I capital (to adjusted average assets):
Company	$99,398	8.80%	$33,876	3.00%	$	N.A.	N.A.	%
Bank	112,166	10.04	33,517	3.00		55,862	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended September 30, 2014, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2014. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$17,077	$21,623	$15,125	$22,000	$19,945	$110,046	$205,816
Federal funds sold and other over-night interest-bearing deposits	5,099	-	-	-	-	-	5,099
Other restricted investments	4,402	-	-	-	-	-	4,402
Loans	356,680	126,811	137,092	102,384	99,740	38,278	860,985
Total	$383,258	$148,434	$152,217	$124,384	$119,685	$148,324	$1,076,302

LIABILITIES
Savings, interest checking, and money market deposits	$241,549	$-	$192,284	$-	$-	$-	$433,833
Time deposits	218,813	53,768	34,754	17,395	5,862	-	330,592
Federal funds purchased and securities sold under agreements to repurchase	19,543	-	-	-	-	-	19,543
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	15,000	3,000	5,000	10,000	2,000	-	35,000
Total	$544,391	$56,768	$232,038	$27,395	$7,862	$-	$868,454
Interest-sensitivity GAP
Periodic GAP	$(161,133)	$91,666	$(79,821)	$96,989	$111,823	$148,324	$207,848
Cumulative GAP	$(161,133)	$(69,467)	$(149,288)	$(52,299)	$59,524	$207,848	$207,848

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.70	2.61	0.66	4.54	15.22	NM	1.24
Cumulative GAP	0.70	0.88	0.82	0.94	1.07	1.24	1.24

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended September 30, 2014.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2014.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

During the three months ended September 30, 2014, the Company’s management discovered employee fraud resulting in the loss of an aggregate $421,000 of cash over an extended period of time. As a result of the discovery, the Company recorded a $136,000 loss in its consolidated financial statements as of September 30, 2014, representing the $421,000 gross loss, net of expected insurance proceeds of $285,000. The Company determined that any adjustments relating to prior-period financial statements were immaterial.

Management determined that the design and operation of the Company’s controls over the safeguarding of assets, specifically controls related to cash reconcilement and accounting, were not effective to ensure consistent application of established policies and procedures, including those designed to detect or prevent certain unauthorized, fraudulent transactions, and that such deficiency constituted a material weakness in the Company’s internal control over financial reporting. The Company promptly took steps to enhance its cash controls and procedures to remediate such material weakness, including, among other things, the adoption of clarifying revisions to existing policies to aid in their effective implementation, adjustments to the level of precision at which the controls operate, enhancements to the segregation of certain duties, and additional communication from senior management regarding effective application of existing controls and procedures.

In addition to these remedial measures, the Company performed a cash count at all of its branches utilizing the enhanced controls and procedures to ensure that cash totals reconciled to its financial statements. Management has discussed these remedial actions with the Audit Committee of the Company’s board of directors and, as of the date of this report, anticipates that these measures will strengthen the Company’s internal control over financial reporting to the extent necessary to remedy the material weakness described above. However, because of the nature of certain of these remedial actions, their operational effectiveness may only be validated over a period of time. Accordingly, their successful implementation will continue to be observed and evaluated before management is able to conclude that the material weakness has been remediated.

The Company cannot give assurances that these remedial actions will be successful or that it will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date. Other than as discussed above, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Impact of New Accounting Standards

Investments - Equity Method and Joint Ventures The FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor's financial statements. This ASU is effective for interim and annual periods beginning January 1, 2015 and should be applied retrospectively to all periods presented. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

Troubled Debt Restructurings by Creditors

The FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, in January 2014. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments are effective for interim and annual periods beginning January 1, 2015. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

The FASB has issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure in August 2014. The objective of this update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs, including those guaranteed by the FHA and the VA. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments are effective for interim and annual periods beginning after December 15, 2014. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

Presentation of Financial Statements - Going Concern Uncertainties. The FASB has issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern in August 2014. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for interim and annual periods ending after December 15, 2016. The adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 14, 2014	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

November 14, 2014	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2014 Form 10-Q

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

