Form 10-Q
period 2015-03-31
HAWTHORN BANCSHARES, INC.
filed 2015-05-15
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

☐ Yes ☒ No

As of May 15, 2015, the registrant had 5,233,986 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Cash and due from banks	$18,067	$22,364
Federal funds sold and other overnight interest-bearing deposits	17,691	20,445
Cash and cash equivalents	35,758	42,809
Investment in available-for-sale securities, at fair value	234,957	198,998
Other investments and securities, at cost	4,637	4,722
Total investment securities	239,594	203,720
Loans	863,167	861,213
Allowances for loan losses	(9,761)	(9,099)
Net loans	853,406	852,114
Premises and equipment - net	37,282	37,498
Mortgage servicing rights	2,662	2,762
Other real estate and repossessed assets - net	11,751	11,885
Accrued interest receivable	4,295	4,816
Cash surrender value - life insurance	2,302	2,284
Other assets	10,461	11,843
Total assets	$1,197,511	$1,169,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing demand	$199,655	$207,700
Savings, interest checking and money market	474,407	442,059
Time deposits $100,000 and over	139,033	134,945
Other time deposits	180,016	184,810
Total deposits	993,111	969,514
Federal funds purchased and securities sold under agreements to repurchase	22,363	17,970
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	40,000	43,000
Accrued interest payable	376	373
Other liabilities	9,219	8,820
Total liabilities	1,114,555	1,089,163
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,395,844 shares, respectively	5,396	5,396
Surplus	35,905	35,901
Retained earnings	45,893	44,016
Accumulated other comprehensive loss, net of tax	(721)	(1,228)
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	82,956	80,568
Total liabilities and stockholders’ equity	$1,197,511	$1,169,731

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2015	2014
INTEREST INCOME
Interest and fees on loans	$10,074	$9,865
Interest on investment securities:
Taxable	902	881
Nontaxable	183	189
Federal funds sold and other overnight interest-bearing deposits	13	8
Dividends on other securities	26	20
Total interest income	11,198	10,963
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	250	267
Time deposit accounts $100,000 and over	209	243
Other time deposits	293	379
Interest on federal funds purchased and securities sold under agreements to repurchase	8	4
Interest on subordinated notes	313	312
Interest on Federal Home Loan Bank advances	147	104
Total interest expense	1,220	1,309
Net interest income	9,978	9,654
Provision for loan losses	0	0
Net interest income after provision for loan losses	9,978	9,654
NON-INTEREST INCOME
Service charges and other fees	1,264	1,285
Trust department income	204	203
Real estate servicing fees, net	(5)	177
Gain on sale of mortgage loans, net	308	191
Other	216	229
Total non-interest income	1,987	2,085
NON-INTEREST EXPENSE
Salaries and employee benefits	5,304	5,030
Occupancy expense, net	663	620
Furniture and equipment expense	431	443
FDIC insurance assessment	240	238
Legal, examination, and professional fees	272	226
Advertising and promotion	237	290
Postage, printing, and supplies	271	265
Processing expense	766	759
Real estate foreclosure gains and expense, net	(181)	124
Other	705	712
Total non-interest expense	8,708	8,707
Income before income taxes	3,257	3,032
Income tax expense	1,119	1,045
Net income	2,138	1,987
Basic earnings per share	$0.41	$0.38
Diluted earnings per share	$0.41	$0.38

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Net income	$2,138	$1,987
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain on investment securities available-for-sale, net of tax	484	549
Adjustment for gain on sale of investment securities, net of tax	0	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	23	12
Total other comprehensive income	507	561
Total comprehensive income	$2,645	$2,548

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

				Accumulated
				Other		Total
				Comprehensive		Stock -
	Common		Retained	Income	Treasury	holders’
(In thousands)	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2013	$5,195	$33,385	$40,086	$(769)	$(3,517)	$74,380
Net income	0	0	1,987	0	0	1,987
Other comprehensive loss	0	0	0	561	0	561
Stock based compensation expense	0	6	0	0	0	6
Cash dividends declared, common stock	0	0	(252)	0	0	(252)
Balance, March 31, 2014	$5,195	$33,391	$41,821	$(208)	$(3,517)	$76,682

Balance, December 31, 2014	$5,396	$35,901	$44,016	$(1,228)	$(3,517)	$80,568
Net income	0	0	2,138	0	0	2,138
Other comprehensive income	0	0	0	507	0	507
Stock based compensation expense	0	4	0	0	0	4
Cash dividends declared, common stock	0	0	(261)	0	0	(261)
Balance, March 31, 2015	$5,396	$35,905	$45,893	$(721)	$(3,517)	$82,956

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$2,138	$1,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	452	422
Net amortization of investment securities, premiums, and discounts	291	250
Stock based compensation expense	4	6
Change in fair value of mortgage servicing rights	219	46
Gain on sales and dispositions of premises and equipment	(10)	(13)
Gain on sales and dispositions of other real estate and repossessed assets	(140)	(145)
Provision for other real estate owned	6	123
Decrease in accrued interest receivable	521	558
Increase in cash surrender value -life insurance	(18)	(20)
Decrease in other assets	1,078	199
Increase (decrease) in accrued interest payable	3	(14)
Increase in other liabilities	400	1,616
Origination of mortgage loans for sale	(14,876)	(5,811)
Proceeds from the sale of mortgage loans	11,947	5,974
Gain on sale of mortgage loans, net	(308)	(191)
Other, net	(82)	(50)
Net cash provided by operating activities	1,625	4,937
Cash flows from investing activities:
Net decrease (increase) in loans	1,340	(6,865)
Purchase of available-for-sale debt securities	(52,626)	(24,038)
Proceeds from maturities of available-for-sale debt securities	7,282	5,687
Proceeds from calls of available-for-sale debt securities	9,875	11,745
Proceeds from sales of FHLB stock	120	39
Purchases of FHLB stock	(35)	0
Purchases of premises and equipment	(253)	(507)
Proceeds from sales of premises and equipment	10	13
Proceeds from sales of other real estate and foreclosed assets	883	1,094
Net cash used in investing activities	(33,404)	(12,832)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(8,045)	2,543
Net increase in interest-bearing transaction accounts	32,348	34,639
Net decrease in time deposits	(706)	(5,917)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	4,393	(10,323)
Repayment of FHLB advances	(8,000)	(10,000)
FHLB advances	5,000	10,000
Cash dividends paid - common stock	(262)	(252)
Net cash provided by financing activities	24,728	20,690
Net (decrease) increase in cash and cash equivalents	(7,051)	12,795
Cash and cash equivalents, beginning of period	42,809	28,439
Cash and cash equivalents, end of period	$35,758	$41,234

See accompanying notes to the consolidated financial statements. (unaudited)

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,219	$1,324
Income taxes	$14	$0
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$605	$259

See accompanying notes to the consolidated financial statements (unaudited).

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and Lee’s Summit, Missouri. The Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2014 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity.

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

The following represents significant new accounting principles adopted in 2015:

Investments - Equity Method and Joint Ventures The FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor’s financial statements. This ASU was effective January 1, 2015, and the adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements.

Troubled Debt Restructurings by Creditors

The FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, in January 2014. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This ASU was effective January 1, 2015, and the adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

others reclassify the loans to other receivables. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU was effective January 1, 2015, and the adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements.

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
(in thousands)	2015	2014

Commercial, financial, and agricultural	$152,496	$154,834
Real estate construction - residential	15,557	18,103
Real estate construction - commercial	48,337	48,822
Real estate mortgage - residential	249,956	247,117
Real estate mortgage - commercial	376,566	372,321
Installment and other consumer	20,255	20,016

Total loans	$863,167	$861,213

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2015, loans with a carrying value of $409.6 million, or $341.4 million fair value, were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended March 31, 2015
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

Balance at beginning of period	$1,779	$171	$466	$2,527	$3,846	$270	$40	$9,099
Additions:
Provision for loan losses	(185)	(300)	(92)	241	259	(67)	144	0
Deductions:
Loans charged off	28	0	0	71	24	48	0	171
Less recoveries on loans	(575)	(177)	0	(12)	(34)	(35)	0	(833)
Net loans charged off	(547)	(177)	0	59	(10)	13	0	(662)

Balance at end of period	$2,141	$48	$374	$2,709	$4,115	$190	$184	$9,761

	Three Months Ended March 31, 2014
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

Balance at beginning of period	$2,374	$931	$631	$2,959	$6,523	$294	$7	$13,719
Additions:
Provision for loan losses	93	(392)	333	139	(153)	(13)	(7)	0
Deductions:
Loans charged off	131	60	414	120	367	84	0	1,176
Less recoveries on loans	(116)	0	0	(112)	(16)	(58)	0	(302)
Net loans charged off	15	60	414	8	351	26	0	874

Balance at end of period	$2,452	$479	$550	$3,090	$6,019	$255	$0	$12,845

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at March 31, 2015 and December 31, 2014, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total

March 31, 2015

Allowance for loan losses:
Individually evaluated for impairment	$667	$0	$0	$1,284	$462	$27	$0	$2,440
Collectively evaluated for impairment	1,474	48	374	1,425	3,653	163	184	7,321
Total	$2,141	$48	$374	$2,709	$4,115	$190	$184	$9,761
Loans outstanding:
Individually evaluated for impairment	$7,116	$1,743	$2,096	$7,070	$10,263	$218	$0	$28,506
Collectively evaluated for impairment	145,380	13,814	46,241	242,886	366,303	20,037	0	834,661
Total	$152,496	$15,557	$48,337	$249,956	$376,566	$20,255	$0	$863,167

December 31, 2014

Allowance for loan losses:
Individually evaluated for impairment	$134	$0	$0	$1,343	$246	$26	$0	$1,749
Collectively evaluated for impairment	1,645	171	466	1,184	3,600	244	40	7,350
Total	$1,779	$171	$466	$2,527	$3,846	$270	$40	$9,099
Loans outstanding:
Individually evaluated for impairment	$7,541	$1,750	$2,096	$7,878	$16,464	$234	$0	$35,963
Collectively evaluated for impairment	147,293	16,353	46,726	239,239	355,857	19,782	0	825,250
Total	$154,834	$18,103	$48,822	$247,117	$372,321	$20,016	$0	$861,213

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $28.5 million and $36.0 million at March 31, 2015 and December 31, 2014, respectively, and are comprised of loans on non-accrual status and loans, which have been classified as troubled debt restructurings.

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2015 and December 31, 2014, $21.5 million and $15.6 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2015, $2.4 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $28.5 million compared to $1.7 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $36.0 million at December 31, 2014. Management determined that $20.8 million, or 73%, of total impaired loans required no reserve allocation at March 31, 2015 compared to $28.5 million, or 79%, at December 31, 2014 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
(in thousands)	2015	2014
Non-accrual loans	$17,152	$18,243
Troubled debt restructurings continuing to accrue interest	11,354	17,720
Total impaired loans	$28,506	$35,963

The following tables provide additional information about impaired loans at March 31, 2015 and December 31, 2014, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves

March 31, 2015
With no related allowance recorded:
Commercial, financial and agricultural	$5,319	$5,531	$0
Real estate - construction residential	1,743	2,143	0
Real estate - construction commercial	2,096	2,319	0
Real estate - residential	2,617	3,057	0
Real estate - commercial	8,983	11,119
Consumer	17	17	0
Total	$20,775	$24,186	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,797	$1,798	$667
Real estate - construction residential	0	0	0
Real estate - construction commercial	0	0	0
Real estate - residential	4,453	4,516	1,284
Real estate - commercial	1,280	1,385	462
Consumer	201	244	27
Total	$7,731	$7,943	$2,440
Total impaired loans	$28,506	$32,129	$2,440

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves

December 31, 2014
With no related allowance recorded:
Commercial, financial and agricultural	$6,021	$6,232	$0
Real estate - construction residential	1,750	2,259	0
Real estate - construction commercial	2,096	2,319	0
Real estate - residential	3,213	3,270	0
Real estate - commercial	15,409	18,950	0
Consumer	36	36	0
Total	$28,525	$33,066	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,520	$1,528	$134
Real estate - construction residential	0	0	0
Real estate - construction commercial	0	0	0
Real estate - residential	4,665	3,546	1,343
Real estate - commercial	1,055	1,171	246
Consumer	198	237	26
Total	$7,438	$6,482	$1,749
Total impaired loans	$35,963	$39,548	$1,749

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended March 31,
	2015		2014
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$5,525	$20	$2,496	$21
Real estate - construction residential	2,143	0	117	0
Real estate - construction commercial	2,319	0	6,998	0
Real estate - residential	3,180	12	2,901	6
Real estate - commercial	10,899	65	11,809	66
Consumer	28	0	25	0
Total	$24,094	$97	$24,346	$93
With an allowance recorded:
Commercial, financial and agricultural	$1,798	$6	$2,341	$8
Real estate - construction residential	0	0	2,271	0
Real estate - construction commercial	0	0	105	0
Real estate - residential	4,457	26	5,479	40
Real estate - commercial	1,286	0	4,594	0
Consumer	237	0	343	0
Total	$7,778	$32	$15,133	$48
Total impaired loans	$31,872	$129	$39,479	$141

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $129,000 and $141,000, for the three months ended March 31, 2015 and 2014, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported. Contractual interest lost on loans in non-accrual status was $241,000 and $289,000, for the three months ended March 31, 2015 and 2014, respectively.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due.

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2015 and December 31, 2014.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total

March 31, 2015
Commercial, Financial, and Agricultural	$147,407	$372	$37	$4,680	$152,496
Real Estate Construction - Residential	13,622	192	0	1,743	15,557
Real Estate Construction - Commercial	46,185	56	0	2,096	48,337
Real Estate Mortgage - Residential	243,279	3,189	14	3,474	249,956
Real Estate Mortgage - Commercial	370,796	238	592	4,940	376,566
Installment and Other Consumer	19,891	143	2	219	20,255
Total	$841,180	$4,190	$645	$17,152	$863,167

December 31, 2014
Commercial, Financial, and Agricultural	$149,366	$189	$0	$5,279	$154,834
Real Estate Construction - Residential	16,352	0	0	1,751	18,103
Real Estate Construction - Commercial	46,670	0	56	2,096	48,822
Real Estate Mortgage - Residential	239,469	3,229	0	4,419	247,117
Real Estate Mortgage - Commercial	366,653	1,203	0	4,465	372,321
Installment and Other Consumer	19,551	230	2	233	20,016
Total	$838,061	$4,851	$58	$18,243	$861,213

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses that may result in the deterioration of the repayment exits or the Company’s credit position at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful. Loans are placed on non-accrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) payment of principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at March 31, 2015 and December 31, 2014.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction- Residential	Real Estate Construction- Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total

At March 31, 2015
Watch	$11,290	196	$4,645	$26,907	$23,464	$205	$66,707
Substandard	3,359	90	156	6,692	9,139	121	19,557
Non-accrual	4,680	1,743	2,096	3,474	4,940	219	17,152
Total	$19,329	$2,029	$6,897	$37,073	$37,543	$545	$103,416

At December 31, 2014
Watch	$13,651	$1,103	$4,757	$27,172	$18,191	$199	$65,073
Substandard	3,188	90	1,211	6,583	16,101	139	27,312
Non-accrual	5,279	1,751	2,096	4,419	4,465	233	18,243
Total	$22,118	$2,944	$8,064	$38,174	$38,757	$571	$110,628

Troubled Debt Restructurings

At March 31, 2015, loans classified as troubled debt restructurings (TDRs) totaled $13.4 million, of which $2.0 million were on non-accrual status and $11.4 million were on accrual status. At December 31, 2014, TDRs totaled $19.3 million, of which $1.6 million were on non-accrual status and $17.7 million were on accrual status. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.3 million and $1.0 million related to TDRs were allocated to the allowance for loan losses at March 31, 2015 and December 31, 2014, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2015			2014
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$250	$250	2	$244	$244
Real estate mortgage - residential	2	144	144	1	1,256	1,185
Real estate mortgage - commercial	3	473	473	0	0	0
Total	8	$867	$867	3	$1,500	$1,429

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. During the three months ended March 31, 2015, eight loans meeting the TDR criteria were modified compared to three loans during the three months ended March 31, 2014. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2015 and 2014, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Other Real Estate and Repossessed Assets

	March 31,	December 31,
(in thousands)	2015	2014
Commercial	$56	$0
Real estate construction - residential	0	23
Real estate construction - commercial	9,831	9,831
Real estate mortgage - residential	407	417
Real estate mortgage - commercial	4,690	4,831
Repossessed assets	0	38
Total	$14,984	$15,140
Less valuation allowance for other real estate owned	(3,233)	(3,255)
Total other real estate and repossessed assets	$11,751	$11,885

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$15,140	$19,542
Additions	603	259
Proceeds from sales	(883)	(1,094)
Charge-offs against the valuation allowance for other real estate owned	(16)	(156)
Repossessed assets impairment write-downs	0	0
Net gain on sales	140	145
Total other real estate and repossessed assets	$14,984	$18,696
Less valuation allowance for other real estate owned	(3,233)	(4,642)
Balance at end of period	$11,751	$14,054

Net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $1,000 during the three months ended March 31, 2015 compared to $162,000 during the three months ended March 31, 2014, respectively.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$3,255	$4,675
Provision for other real estate owned	(6)	123
Charge-offs	(16)	(156)
Balance, end of period	$3,233	$4,642

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2015 and December 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
March 31, 2015
Government sponsored enterprises	$71,723	$376	$87	72,012
Asset-backed securities	127,909	1,114	879	128,144
Obligations of states and political subdivisions	34,199	652	50	34,801

Total available-for-sale securities	$233,831	$2,142	$1,016	$234,957

December 31, 2014
Government sponsored enterprises	$57,002	$240	$143	57,099
Asset-backed securities	106,726	855	1,119	106,462
Obligations of states and political subdivisions	34,925	583	71	35,437

Total available-for-sale securities	$198,653	$1,678	$1,333	$198,998

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

Other investments and securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $4.6 and $4.7 million as of March 31, 2015 and December 31, 2014, respectively.

Debt securities with carrying values aggregating approximately $176.6 million and $145.5 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$14,523	$14,630
Due after one year through five years	72,089	72,506
Due after five years through ten years	18,677	19,048
Due after ten years	633	629
Total	105,922	106,813
Asset-backed securities	127,909	128,144
Total available-for-sale securities	$233,831	$234,957

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2015
Government sponsored enterprises	$14,095	$(46)	$8,959	$(41)	$23,054	$(87)
Asset-backed securities	28,517	(149)	37,576	(730)	66,093	(879)
Obligations of states and political subdivisions	4,116	(30)	482	(20)	4,598	(50)
Total	$46,728	$(225)	$47,017	$(791)	$93,745	$(1,016)

(in thousands)
At December 31, 2014
Government sponsored enterprises	$2,983	$(4)	$17,862	$(139)	$20,845	$(143)
Asset-backed securities	10,314	(50)	45,445	(1,069)	55,759	(1,119)
Obligations of states and political subdivisions	3,667	(15)	1,942	(56)	5,609	(71)
Total	$16,964	$(69)	$65,249	$(1,264)	$82,213	$(1,333)

The total available for sale portfolio consisted of approximately 319 securities at March 31, 2015. The portfolio included 77 securities having an aggregate fair value of $93.7 million that were in a loss position at March 31, 2015. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $47.0 million at fair value. The $1.0 million aggregate unrealized loss included in accumulated other comprehensive income at March 31, 2015 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 300 securities at December 31, 2014. The portfolio included 74 securities having an aggregate fair value of $82.2 million that were in a loss position at December 31, 2014. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $65.2 million at fair value. The $1.3 million aggregate unrealized loss included in accumulated other comprehensive income at December 31, 2014 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at March 31, 2015 and December 31, 2014, respectively. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that it will be required to sell such investment securities. There have been no investment securities gains and losses which have been recognized in earnings for the three months ended March 31, 2015 and 2014.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Mortgage Servicing Rights

At March 31, 2015, the Company was servicing approximately $312.3 million of loans sold to the secondary market compared to $313.9 million at December 31, 2014, and $319.4 million at March 31, 2014. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $214,000 for the three ended March 31, 2015 compared to $223,000 for the three months ended March 31, 2014, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014

Balance at beginning of period	$2,762	$3,036
Originated mortgage servicing rights	119	50
Changes in fair value:
Due to change in model inputs and assumptions (1)	(41)	106
Other changes in fair value (2)	(178)	(152)
Balance at end of period	$2,662	$3,040

(1) The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2) Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted average constant prepayment rate	11.19%	9.07%
Weighted average note rate	3.94%	4.01%
Weighted average discount rate	9.26%	9.08%
Weighted average expected life (in years)	5.40	6.20

(6)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.4% for the three months ended March 31, 2015 compared to 34.5% for the three months ended March 31, 2014.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at March 31, 2015 and, therefore, did not establish a valuation reserve.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$214	$(1,442)	$(1,228)
Other comprehensive income, before reclassifications	781	0	781
Amounts reclassified from accumulated other comprehensive income	0	36	36
Current period other comprehensive income, before tax	781	36	817
Income tax expense	(297)	(13)	(310)
Current period other comprehensive income, net of tax	484	23	507
Balance at end of period	$698	$(1,419)	$(721)

	Three months ended March 31, 2014
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(1,491)	$722	$(769)
Other comprehensive income, before reclassifications	886	0	886
Amounts reclassified from accumulated other comprehensive income	0	20	20
Current period other comprehensive income, before tax	886	20	906
Income tax expense	(337)	(8)	(345)
Current period other comprehensive income, net of tax	549	12	561
Balance at end of period	$(942)	$734	$(208)

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2015	2014
Payroll taxes	$329	$293
Medical plans	508	518
401k match and profit sharing	272	153
Pension plan	348	236
Other	19	11

Total employee benefits	$1,476	$1,211

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

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The pension contribution for the 2015 plan year of $716,000 is equal to the minimum annual required contribution and was paid April 15, 2015, which was determined under the pension relief provision of Moving Ahead for Progress in the 21st Century Act (MAP 21) and Highway and Transportation Funding Act of 2014 (HATFA). Without the pension relief provisions, the minimum required contribution for the 2015 plan year would have been approximately $1,034,000.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2015	2014
Service cost - benefits earned during the year	$1,325	$981
Interest costs on projected benefit obligations	838	732
Expected return on plan assets	(957)	(872)
Expected administrative expenses	40	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	66	0
Net periodic pension expense	$1,391	$960

Pension expense - three months ended March 31, (actual)	$348	$236

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

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	96,481	$22.42
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(14,929)	22.57
Outstanding, March 31, 2015	81,552	$22.39	1.70	$0.00
Exercisable, March 31, 2015	70,231	$22.88	1.50	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2014.

Total stock-based compensation expense was $4,000 and $6,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized compensation expense related to non-vested stock awards was $26,000 and the related weighted average period over which it is expected to be recognized is approximately 1.2 years.

(10)	Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2015	2014
Basic earnings per share:
Net income available to shareholders	$2,138	$1,987
Basic earnings per share	$0.41	$0.38
Diluted earnings per share:
Net income available to shareholders	$2,138	$1,987
Average shares outstanding	5,233,986	5,233,986
Effect of dilutive stock options	0	0
Average shares outstanding including dilutive stock options	5,233,986	5,233,986
Diluted earnings per share	$0.41	0.38

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition,

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

Options to purchase 81,552 shares during the three months ended March 31, 2015, and 107,296 shares during the three months ended March 31, 2014 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

(11)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of March 31, 2015 and December 31, 2014, respectively, there were no transfers into or out of Levels 1-3.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Government sponsored enterprises	$72,012	$0	$72,012	$0
Asset-backed securities	128,144	0	128,144	0
Obligations of states and political subdivisions	34,801	0	34,801	0
Mortgage servicing rights	2,662	0	0	2,662
Total	$237,619	$0	$234,957	$2,662

December 31, 2014
Assets:
Government sponsored enterprises	$57,099	$0	57,099	0
Asset-backed securities	106,462	0	106,462	0
Obligations of states and political subdivisions	35,437	0	35,437	0
Mortgage servicing rights	2,762	0	0	2,762
Total	$201,760	$0	$198,998	$2,762

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended March 31,
(in thousands)	2015	2014
Balance at beginning of period	$2,762	$3,036
Total gains or losses (realized/unrealized):
Included in earnings	(219)	(46)
Included in other comprehensive income	0	0
Purchases	0	0
Sales	0	0
Issues	119	50
Settlements	0	0
Balance at end of period	$2,662	$3,040

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Total (losses) gains included in earnings attributable to the change in unrealized gains or losses related to assets still held were ($41,000) for the three months ended March 31, 2015 and $106,000 for the three months ended March 31, 2014, respectively. MSR values have been falling steadily since 2014. The lower values are primarily related to faster prepay speed assumptions, consistent with lower long term interest rates. (See table below) The cost of compliance with new government regulations also has had an impact.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Three Months Ended March 31,
			2015	2014
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	11.19%	9.07%
		Weighted average discount rate	9.26%	9.08%
		Weighted average expected life (in years)	5.40	6.20

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2015, the Company identified $7.7 million in impaired loans that had specific allowances for losses aggregating $2.4 million. Related to these loans, there was $95,000 in charge-offs recorded during the three months ended March 31, 2015. As of March 31, 2014, the Company identified $14.7 million in impaired loans that had specific allowances for losses aggregating $4.8 million. Related to these loans, there was $1.1 million in charge-offs recorded during the three months ended March 31, 2014.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
		Quoted Prices			Three
		in Active			Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31,
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2015
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,130	$0	$0	$1,130	$0
Real estate construction - residential	0	0	0	0	0
Real estate construction - commercial	0	0	0	0	0
Real estate mortgage - residential	3,169	0	0	3,169	(71)
Real estate mortgage - commercial	818	0	0	818	(23)
Consumer	174	0	0	174	(1)
Total	$5,291	$0	$0	$5,291	$(95)
Other real estate and foreclosed assets	$11,751	$0	$0	$11,751	$228

March 31, 2014
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,668	$0	$0	$1,668	$(103)
Real estate construction - residential	1,793	0	0	1,793	(60)
Real estate construction - commercial	67	0	0	67	(414)
Real estate mortgage - residential	3,559	0	0	3,559	(94)
Real estate mortgage - commercial	2,615	0	0	2,615	(365)
Consumer	265	0	0	265	(18)
Total	$9,967	$0	$0	$9,967	$(1,054)
Other real estate and foreclosed assets	$14,054	$0	$0	$14,054	$(30)

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 is as follows:

			March 31, 2015
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2015		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and due from banks	$18,067	$18,067	$18,067	$0	$0
Federal funds sold and overnight interest-bearing deposits	17,691	17,691	17,691	0	0
Investment in available-for-sale securities	234,957	234,957	0	234,957	0
Loans, net	853,406	852,844	0	0	852,844
Investment in FHLB stock	2,990	2,990	0	2,990	0
Mortgage servicing rights	2,662	2,662	0	0	2,662
Cash surrender value - life insurance	2,302	2,302	0	2,302	0
Accrued interest receivable	4,295	4,295	4,295	0	0
	$1,136,370	$1,135,808	$40,053	$240,249	$855,506
Liabilities:
Deposits:
Non-interest bearing demand	$199,655	$199,655	$199,655	$0	$0
Savings, interest checking and money market	474,407	474,407	474,407	0	0
Time deposits	319,049	320,334	0	0	320,334
Federal funds purchased and securities sold under agreements to repurchase	22,363	22,363	22,363	0	0
Subordinated notes	49,486	36,459	0	36,459	0
Federal Home Loan Bank advances	40,000	41,249	0	41,249	0
Accrued interest payable	376	376	376	0	0
	$1,105,336	$1,094,843	$696,801	$77,708	$320,334

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2014
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2014		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and due from banks	$22,364	$22,364	$22,364	$0	$0
Federal funds sold and overnight interest-bearing deposits	20,445	20,445	20,445	0	0
Investment in available-for-sale securities	198,998	198,998	0	198,998	0
Loans, net	852,114	854,062	0	0	854,062
Investment in FHLB stock	3,075	3,075	0	3,075	0
Mortgage servicing rights	2,762	2,762	0	0	2,762
Cash surrender value - life insurance	2,284	2,284	0	2,284	0
Accrued interest receivable	4,816	4,816	4,816	0	0
	$1,106,858	$1,108,806	$47,625	$204,357	$856,824
Liabilities:
Deposits:
Non-interest bearing demand	$207,700	$207,700	$207,700	$0	$0
Savings, interest checking and money market	442,059	442,059	442,059	0	0
Time deposits	319,755	321,041	0	0	321,041
Federal funds purchased and securities sold under agreements to repurchase	17,970	17,970	17,970	0	0
Subordinated notes	49,486	33,371	0	33,371	0
Federal Home Loan Bank advances	43,000	44,396	0	44,396	0
Accrued interest payable	373	373	373	0	0
	$1,080,343	$1,066,910	$668,102	$77,767	$321,041

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $199,000 and $160,000 at March 31, 2015 and December 31, 2014, respectively. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At March 31, 2015, the Company accrued $39,000 for one repurchase loss that was remitted in April 2015. At March 31, 2015, the Company was servicing 3,023 loans sold to the secondary market with a balance of approximately $312.3 million compared to 3,057 loans sold with a balance of approximately $313.9 million at December 31, 2014.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2015, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	March 31,	December 31,
(in thousands)	2015	2014
Commitments to extend credit	$129,251	$135,137
Commitments to originate residential first and second mortgage loans	10,443	1,640
Standby letters of credit	1,536	1,621
Total	141,230	138,398

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2015.

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

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at March 31, 2015, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and Lee’s Summit, Missouri.

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

The Company’s subsidiary bank is a full-service bank conducting a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.

The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The operations of the Bank are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of the Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of shareholders. The Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2015 and 2014, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
Per Share Data
Basic earnings per common share	$0.41	$0.38
Diluted earnings per common share	0.41	0.38
Dividends paid on common stock	262	252
Book value per common share	15.85	14.65
Market price per common share	13.39	12.72
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.73%	0.70%
Return on common stockholders’ equity	10.60%	10.67%
Common stockholders’ equity to total assets	6.88%	6.57%
Efficiency ratio (1)	72.78%	74.17%

(Based on end-of-period data)
Common stockholders’ equity to assets	6.93%	6.58%
Total Capital Ratio (to risk weighted assets)	15.49%	15.51%
Tier 1 Capital Ratio (to risk weighted assets)	12.16%	11.67%
Tier 1 Capital Ratio (to average assets) (2)	9.24%	8.87%
Common Equity Tier 1 Capital (to risk weighted assets) (3)	9.07%	NA %

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I Capital (leverage) Ratio is calculated by dividing Tier 1 capital by average total consolidated assets.
(3)	Calculated under Basel III rules, which became effective January 1, 2015.

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

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change	% Change

Net interest income	$9,978	$9,654	$324	3.4%
Provision for loan losses	-	-	-	-
Noninterest income	1,987	2,085	(98)	(4.7)
Noninterest expense	8,708	8,707	1	N.M.
Income before income taxes	3,257	3,032	225	7.4
Income tax expense	1,119	1,045	74	7.1
Net income	$2,138	$1,987	$151	7.6%

Business Events For the sixth consecutive year, on July 1, 2014, the Company distributed a four percent stock dividend to shareholders of record at the close of business on June 15, 2014. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend.

Consolidated net income of $2.1 million, or $0.41 per diluted share, for the three month periods ended March 31, 2015 increased $151,000 compared to $2.0 million, or $0.38 per diluted share, for the three months ended March 31, and 2014. For the three months ended March 31, 2015, the return on average assets was 0.73%, the return on average stockholders’ equity was 10.60%, and the efficiency ratio was 72.78%.

Net interest income was $10.0 million for both the three months ended March 31, 2015 and 2014. The net interest margin decreased to 3.71% for the three months ended March 31, 2015, compared to 3.72% for the three months ended March 31, 2014. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

There was no provision for loan losses for both the three months ended March 31, 2015 and 2014, which was primarily due to decreases in historical loss rates based on the Company’s last thirty-six months of charge-off experience. The Company had a net recovery of $662,000 for the three months ended March 31, 2015, or (0.08)% of average loans, compared to net charge-offs of $874,000, or 0.10% of average loans, for the three months ended March 31, 2014. Non-performing loans totaled $29.1 million, or 3.38% of total loans, at March 31, 2015 compared to $36.0 million, or 4.18% of total loans, at December 31, 2014, and $36.2 million, or 4.29% of total loans, at March 31, 2014. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $98,000, or 4.7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense was $8.7 million for both the three months ended March 31, 2015 and 2014. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
(In thousands)	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$148,702	$1,834	5.00%	$138,059	$1,577	4.63%
Real estate construction - residential	17,682	181	4.15	22,962	238	4.20
Real estate construction - commercial	49,790	560	4.56	56,768	606	4.33
Real estate mortgage - residential	246,281	2,911	4.79	228,607	2,752	4.88
Real estate mortgage - commercial	374,598	4,380	4.74	375,724	4,456	4.81
Consumer	19,762	259	5.32	19,506	270	5.61
Total loans	$856,815	$10,125	4.79%	$841,626	$9,899	4.77%
Investment securities: (3)
U.S. Treasury	$0	$0	0.00%	$1,003	$3	1.21%
Government sponsored enterprises	69,142	244	1.43	66,822	217	1.32
Asset backed securities	122,887	642	2.12	108,941	649	2.42
State and municipal	35,663	290	3.30	33,221	295	3.60
Total investment securities	$227,692	$1,176	2.09%	$209,987	$1,164	2.25%
Other investments and securities, at cost	4,612	26	2.29	4,046	20	2.00
Federal funds sold and interest bearing deposits in other financial institutions	17,883	13	0.29	10,658	8	0.30
Total interest earning assets	$1,107,002	$11,340	4.15%	$1,066,317	$11,091	4.22%
All other assets	90,536			96,718
Allowance for loan losses	(9,353)			(13,682)
Total assets	$1,188,185			$1,149,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$221,965	$133	0.24%	$209,669	$150	0.29%
Savings	85,522	11	0.05	79,595	20	0.10
Money market	166,208	106	0.26	161,473	97	0.24
Time deposits of $100,000 and over	136,356	209	0.62	153,600	243	0.64
Other time deposits	182,384	293	0.65	192,401	379	0.80
Total time deposits	$792,435	$752	0.38%	$796,738	$889	0.45%
Federal funds purchased and securities sold under agreements to repurchase	18,825	8	0.17	19,397	4	0.08
Subordinated notes	49,486	313	2.57	49,486	312	2.56
Federal Home Loan Bank Advances	40,200	147	1.48	25,167	104	1.68
Total borrowings	$108,511	$468	1.75%	$94,050	$420	1.81%
Total interest bearing liabilities	$900,946	$1,220	0.55%	$890,788	$1,309	0.60%
Demand deposits	194,332			176,860
Other liabilities	11,125			6,220
Total liabilities	1,106,403			1,073,868
Stockholders’ equity	81,782			75,485
Total liabilities and stockholders’ equity	$1,188,185			$1,149,353
Net interest income (FTE)		10,120			9,782
Net interest spread			3.60%			3.62%
Net interest margin			3.71%			3.72%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $142,000 and $128,000 for the three months ended March 31, 2015 and 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2015 vs. 2014
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$257	$127	$130
Real estate construction - residential	(57)	(54)	(3)
Real estate construction - commercial	(46)	(77)	31
Real estate mortgage - residential	159	210	(51)
Real estate mortgage - commercial	(76)	(13)	(63)
Consumer	(11)	4	(15)
Investment securities: (3)
U.S. Treasury	(3)	(2)	(1)
Government sponsored entities	27	8	19
Asset backed securities	(7)	78	(85)
State and municipal	(5)	21	(26)
Other investments and securities, at cost	6	3	3
Federal funds sold and interest bearing deposits in other financial institutions	5	5	0
Total interest income	249	310	(61)
Interest expense:
NOW accounts	(17)	9	(26)
Savings	(9)	1	(10)
Money market	9	3	6
Time deposits of $100,000 and over	(34)	(26)	(8)
Other time deposits	(86)	(19)	(67)
Federal funds purchased and securities sold under agreements to repurchase	4	0	4
Subordinated notes	1	0	1
Federal Home Loan Bank advances	43	56	(13)
Total interest expense	(89)	24	(113)
Net interest income on a fully taxable equivalent basis	$338	$286	$52

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $142,000 and $128,000 for the three months March 31, 2015 and 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, reflected an increase in net interest income, on a tax equivalent basis, of $338,000, or 3.46%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.71% for the three months ended March 31, 2015 compared to 3.72% for the three months ended March 31, 2014. The increase in net interest income for the three months ended March 31, 2015 over the three months ended March 31, 2014 was primarily due to an increase in average earning assets and the decrease in the net interest margin was primarily due to a slight contraction in the net interest spread. See Interest expense on deposits below for further discussion of lower costs of certificates of deposit.

Average interest-earning assets increased $40.1 million, or 3.82%, to $1.11 billion for the three months ended March 31, 2015 compared to $1.07 billion for the three months ended March 31, 2014, and average interest bearing liabilities increased $10.2 million, or 1.14%, to $900.9 million for the three months ended March 31, 2015 compared to $890.8 million for the three months ended March 31, 2014.

Total interest income (expressed on a fully taxable equivalent basis) increased to $11.3 million for the three months ended March 31, 2015 compared to $11.1 million for the three months ended March 31, 2014. The Company’s rates earned on interest earning assets were 4.15% for the three months ended March 31, 2015 compared to 4.22% for the three months ended March 31, 2014.

Interest income on loans increased to $10.1 million for the three months ended March 31, 2015 compared to $9.9 million for the three months ended March 31, 2014.

Average loans outstanding increased $15.2 million, or 1.8%, to $856.8 million for the three months ended March 31, 2015 compared to $841.6 million for the three months ended March 31, 2014. The average yield on loans receivable increased to 4.79% for the three months ended March 31, 2015 compared to 4.22% for the three months ended March 31, 2014. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense decreased to $1.2 million for the three months ended March 31, 2015 compared to $1.3 million for the three months ended March 31, 2014. The Company’s rates paid on interest bearing liabilities was 0.55% for the three months ended March 31, 2015 compared to 0.60% for the three months ended March 31, 2014. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $752,000 for the three months ended March 31, 2015 compared to $889,000 for the three months ended March 31, 2014.

Average time deposits decreased $4.3 million, or 0.54%, to $792.4 million for the three months ended March 31, 2015 compared to $796.7 million for the three months ended March 31, 2014. The average cost of deposits decreased to 0.38% for the three months ended March 31, 2015 compared to 0.45% for the three months ended March 31, 2014 primarily as a result of lower market interest rates.

Interest expense on borrowings increased to $468,000 for the three months ended March 31, 2015 compared to $420,000 for the three months ended March 31, 2014. Average borrowings increased to $108.5 million for the three months ended March 31, 2015 compared to $94.1 million for the three months ended March 31, 2014. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change	% Change
Non-interest Income
Service charges and other fees	$1,264	$1,285	$(21)	(1.6)%
Trust department income	204	203	1	0.5
Real estate servicing fees, net	(5)	177	(182)	(102.8)
Gain on sales of mortgage loans, net	308	191	117	61.3
Other	216	229	(13)	(5.7)
Total non-interest income	$1,987	$2,085	$(98)	(4.7)%

Non-interest income as a % of total revenue *	16.6%	17.5%
Total revenue per full time equivalent employee	$35.5	$35.8
* Total revenue is calculated as net interest income plus non-interest income.
NM - not meaningful

Total non-interest income decreased $98,000, or 4.7%, to $2.0 million for the three months ended March 31, 2015 compared to $2.1 million for the three months ended March 31, 2014.

Real estate servicing fees, net of the change in the valuation of mortgage servicing rights decreased $182,000, or 102.8%, to $(5,000) for the three months ended March 31, 2015 compared to $177,000 for the three months ended March 31, 2014.

Mortgage loan servicing fees earned on loans sold were $214,000 for the three months ended March 31, 2015 compared to $223,000 for the three months ended March 31, 2014.

The change in valuation of mortgage servicing rights arising from inputs and assumptions decreased $219,000 for the three months ended March 31, 2015 compared to a $46,000 decrease for the three months ended March 31, 2014. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $41,000 for the three months ended March 31, 2015 compared to total gains of $106,000 for the three months ended March 31, 2014. The Company was servicing $312.3 million of mortgage loans at March 31, 2015compared to $313.9 million and $319.4 million at December 31, 2014 and March 31, 2014, respectively.

Gain on sales of mortgage loans increased $117,000, or 61.3%, to $308,000 for the three months ended March 31, 2015 compared to $191,000 for the three months ended March 31, 2014. The Company sold loans of $12.0 million for the three months ended March 31, 2015 compared to $6.0 million for the three months ended March 31, 2014. Refinancing activity during the first quarter of 2015 impacting both the volume of loans sold and gains recognized contributed to this increase.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014	$ Change	% Change
Non-interest Expense
Salaries	$3,828	$3,819	$9	0.2%
Employee benefits	1,476	1,211	265	21.9
Occupancy expense, net	663	620	43	6.9
Furniture and equipment expense	431	443	(12)	(2.7)
FDIC insurance assessment	240	238	2	0.8
Legal, examination, and professional fees	272	226	46	20.4
Advertising and promotion	237	290	(53)	(18.3)
Postage, printing, and supplies	271	265	6	2.3
Processing expense	789	786	3	0.4
Real estate foreclosure gains and expense, net	(181)	124	(305)	(246.0)
Other	682	685	(3)	(0.4)
Total non-interest expense	$8,708	$8,707	$1	0.0%
Efficiency ratio *	72.8%	74.2%
Salaries and benefits as a % of total non-interest expense	60.9%	57.8%
Number of full-time equivalent employees	337	350

* Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense was $8.7 million for both the three month periods ended March 31, 2015 and 2014, respectively.

Employee benefits increased $265,000, or 21.9%, to $1.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to a $231,000 increase in the 401(k) profit-sharing and pension expenses.

Legal, examination, and professional fees increased $46,000, or 20.4%, to 272,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase for the three months ended March 31, 2015 over the three months ended March 31, 2014, primarily consisted of an increase in audit and tax fees, and an increase in consulting fees related to the company’s pension plan, partially offset by a decrease in legal fees.

Advertising and promotion expense decreased $53,000, or 18.3%, to 237,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to lower advertising and promotional expenses incurred.

Real estate foreclosure gains and expense, net decreased $305,000, or 246.0%, to $(181,000) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Net gains recognized on other real estate owned were $250,000 for the three months ended March 31, 2015 compared to $22,000 for the three months ended March 31, 2014. Expenses to maintain these foreclosed properties were $69,000 for the three months ended March 31, 2015 compared to $146,000 for the three months ended March 31, 2014. Gains were recognized on two properties sold during the three months ending March 31, 2015, and overall operating costs were significantly less on the remaining foreclosed properties from the prior period.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.4% for the quarter ended March 31, 2015 compared to 34.5% for the quarter ended March 31, 2014.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 71.3% of total assets as of March 31, 2015 compared to 72.9% as of December 31, 2014.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Commercial, financial, and agricultural	$152,496	$154,834
Real estate construction - residential	15,557	18,103
Real estate construction - commercial	48,337	48,822
Real estate mortgage - residential	249,956	247,117
Real estate mortgage - commercial	376,566	372,321
Installment loans to individuals	20,255	20,016
Total loans	$863,167	$861,213
Percent of categories to total loans:
Commercial, financial, and agricultural	17.7%	18.0%
Real estate construction - residential	1.8	2.1
Real estate construction - commercial	6.2	5.7
Real estate mortgage - residential	29.0	28.7
Real estate mortgage - commercial	43.0	43.2
Installment loans to individuals	2.3	2.3
Total	100.0%	100.0%

The Company experienced positive trends in real estate mortgage loans at March 31, 2015 compared to December 31, 2014, and commercial, financial, and agricultural loans and real estate construction loans saw a slight decrease. At both March 31, 2015 and December 31, 2014, the Company benefited from Commercial borrowers being more willing to expand operations, and new calling programs resulted in new customers and expanded loan relationships with existing customers. The Company extends credit to its local community market through traditional real estate mortgage products. The Company does not participate in extending credit to sub-prime residential real estate markets. The Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2015, the Company saw an increase in refinancing activity due to low interest rates and uncertainty of rate increases by the Federal Reserve. For the three months ended March 31, 2015, the Company sold approximately $12.0 million of loans to investors compared to $6.0 million for the three months ended March 31, 2014. At March 31, 2015, the Company was servicing approximately $312.3 million of loans sold to the secondary market compared to $313.9 million at December 31, 2014, and $319.4 million at March 31, 2014.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	March 31,	December 31,
(In thousands)	2015	2014
Nonaccrual loans:
Commercial, financial, and agricultural	$4,680	$5,279
Real estate construction - residential	1,743	1,751
Real estate construction - commercial	2,096	2,096
Real estate mortgage - residential	3,474	4,419
Real estate mortgage - commercial	4,940	4,465
Installment loans to individuals	219	233
Total	$17,152	$18,243
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$37	$0
Real estate construction - residential	0	0
Real estate construction - commercial	0	56
Real estate mortgage - residential	14	0
Real estate mortgage - commercial	592	0
Installment loans to individuals	2	2
Total	$645	$58
Troubled debt restructurings - accruing	11,354	17,720
Total nonperforming loans	29,151	36,021
Other real estate owned and repossessed assets	11,751	11,885
Total nonperforming assets	$40,902	$47,906

Loans	$863,167	$861,213
Allowance for loan losses to loans	1.13%	1.06%
Nonperforming loans to loans	3.38%	4.18%
Allowance for loan losses to nonperforming loans	33.48%	25.26%
Allowance for loan losses to nonperforming loans, excluding TDR’s - accruing	54.85%	49.72%
Nonperforming assets to loans, other real estate owned and foreclosed assets	4.67%	5.49%

Total nonperforming assets totaled $40.9 million at March 31, 2015 compared to $47.9 million at December 31, 2014. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $29.1 million, or 3.38%, of total loans at March 3, 2015 compared to $36.0 million, or 4.18%, of total loans at December 31, 2014. Non-accrual loans included $2.0 million and $1.6 million of loans classified as TDRs at March 31, 2015 and December 31, 2014, respectively.

It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the borrower’s financial condition, after consideration of business conditions and collection efforts, is such that the collection of interest is doubtful, or upon which principal or interest due has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Contractual interest lost on loans in non-accrual status was $241,000 for the three months ended March 31, 2015 compared to $289,000 for the three months ended March 31, 2014.

As of March 31, 2015 and December 31, 2014, approximately $8.2 million and $9.6 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2015 and December 31, 2014, respectively.

Total non-accrual loans at March 31, 2015 decreased $1.1 million to $17.1 million from December 31, 2014. This decrease primarily consisted of a $599,000 decrease in commercial, financial and agricultural non-accrual loans, and a $1.0 million decrease in real estate mortgage - residential non-accrual loans. The decrease in non-accrual loans primarily resulted from the sale of a piece of collateral and transfers of impaired loans to other real estate owned and repossessed assets. This decrease was partially offset by a $475,000 increase in real estate mortgage commercial non-accrual loans primarily due to one new loan relationship.

Loans past due 90 days and still accruing interest at March 31, 2015 were $645,000 compared to $58,000 at December 31, 2014. Other real estate and foreclosed assets at March 31, 2015 were $11.7 million compared to $11.9 million at December 31, 2014. During the three months ended March 31, 2015, $605,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $259,000 during the three months ended March 31, 2014.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2015			December 31, 2014
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
TDRs - Accrual
Commercial, financial and agricultural	13	$2,435	$82	10	$2,262	$6
Real estate mortgage - residential	8	3,596	958	6	3,459	752
Real estate mortgage - commercial	6	5,323	-	8	11,999	-
Total TDRs - Accrual	27	$11,354	$1,040	24	$17,720	$758
TDRs - Non-accrual
Commercial, financial and agricultural	1	$67	$-	2	$71	$-
Real estate mortgage - residential	2	346	144	2	347	140
Real estate mortgage - commercial	6	1,635	113	3	1,167	10
Total TDRs - Non-accrual	9	$2,048	$257	7	$1,585	$150
Total TDRs	36	$13,402	$1,297	31	$19,305	$908

At March 31, 2015, loans classified as TDRs totaled $13.4 million, of which $2.0 million were on non-accrual status and $11.4 million were on accrual status. At December 31, 2014, loans classified as TDRs totaled $19.3 million, of which $1.6 million were on non-accrual status and $17.4 million were on accrual status. The net decrease in total TDRs from December 31, 2014 to March 31, 2015 was primarily due to $867,000 additions to TDRs that were offset by approximately $333,000 of payments received and a $6.4 million loan relationship that was moved to performing loans due to subsequent restructuring at market rates and terms followed by satisfactory payment performance.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2015	2014
Allocation of allowance for
loan losses at end of period:
Commercial, financial, and agricultural	$2,141	$1,779
Real estate construction - residential	48	171
Real estate construction - commercial	374	466
Real estate mortgage - residential	2,709	2,527
Real estate mortgage - commercial	4,115	3,846
Installment loans to individuals	190	270
Unallocated	184	40
Total	$9,761	$9,099

The allowance for loan losses was $9.8 million, or 1.13%, of loans outstanding at March 31, 2015 compared to $9.1 million, or 1.06%, of loans outstanding at December 31, 2014, and $12.8 million, or 1.52%, of loans outstanding at March 31, 2014. The ratio of the allowance for loan losses to nonperforming loans, excluding TDR’s – accruing, was 54.85% at March 31, 2015, compared to 49.72% at December 31, 2014. Management determined the allowance was at an appropriate level that no provision was required during the first quarter of 2015. See further discussion below.

Provision

There was no provision for loan losses for both the three months ended March 31, 2015 and 2014, due to decreases in historical loss rates based on the Company’s last thirty-six months of charge-off experience.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Analysis of allowance for loan losses:
Balance beginning of period	$9,099	$13,719
Charge-offs:
Commercial, financial, and agricultural	28	131
Real estate construction - residential	-	60
Real estate construction - commercial	-	414
Real estate mortgage - residential	71	120
Real estate mortgage - commercial	24	367
Installment loans to individuals	48	84
Total charge-offs	171	1,176
Recoveries:
Commercial, financial, and agricultural	$575	$116
Real estate construction - residential	177	-
Real estate mortgage - residential	12	112
Real estate mortgage - commercial	34	16
Installment loans to individuals	35	58
Total recoveries	833	302
Net charge-offs	(662)	874
Provision for loan losses	-	-
Balance end of period	$9,761	$12,845

Net Loan Charge-offs (Recoveries)

The Company’s net loan recoveries were $662,000, or (0.08)%, of average loans for the three months ended March 31, 2015, compared to net loan charge-offs of $874,000, or 0.10%, of average loans for the three months ended March 31, 2014. As detailed in the table above, the Company’s net recoveries for the three months ended March 31, 2015 were primarily due to one loan relationship in Commercial loans, and one loan relationship in real estate construction loans. In addition to the recoveries recorded during the three months ended March 31, 2015, the Company also noted a decrease in charge-offs of $1.0 million compared to the three months ended March 31, 2014. The deterioration of credit quality caused by economic conditions in previous years led to heighted net charge-offs recognized, that peaked in 2010 and had decreased in the following years.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2015	2014
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$2,440	$1,749
Collectively evaluated for impairment - general reserves	7,321	7,350
Total	$9,761	$9,099

Specific reserves increased to $2.4 million at March 31, 2015 compared to $1.7 million at December 31, 2014. The increase in reserves from December 31, 2014 primarily occurred in commercial, financial, and agricultural loans, and real estate mortgage commercial loans. The increase in commercial, financial, and agricultural reserves primarily related to one loan relationship due to increased exposure resulting from liquidation of collateral during the current quarter. The increase in real estate mortgage reserves was primarily due to additional reserves required for one loan relationship resulting from the reevaluation of collateral values.

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2015, $2.4 million of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $28.5 million compared to $1.7 million of the Company’s allowance for loan losses (ALL) allocated to impaired loans totaling approximately $36.0 million at December 31, 2014. Management determined that $20.8 million, or 73%, of total impaired loans required no reserve allocation at March 31, 2015 compared to $28.5 million, or 79%, at December 31, 2014 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying percentages to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings, and industry concentration adjusted for certain qualitative factors to reflect current risk characteristics of the portfolio. In addition, the combined historical loan loss rates and qualitative factors are multiplied by loss emergence periods (LEP) which represent the estimated time period between a borrower first experiencing financial difficulty and the recognition of a loss. Management determined that the previous twelve quarters were reflective of the loss characteristics of the Company’s loan portfolio during the recent economic environment. These historical loss rates for each risk group are used as the starting point to determine allowance provisions. The Company’s methodology includes qualitative factors that allow management to adjust its estimates of losses based on the most recent information available. These factors reflect actual changes and anticipated changes such as changes in specific allowances on loans and real estate acquired through foreclosure, any gains and losses on final disposition of real estate acquired through foreclosure, changes in national and local economic conditions and developments, including general economic and business conditions affecting the Company’s key lending areas, credit quality trends, specific industry conditions within portfolio segments, bank regulatory examination results, and findings of the internal loan review department. These risk factors are generally reviewed and updated quarterly, as appropriate.

Loss Emergence Periods While the historical loss rates and qualitative factors (discussed above) provide a good foundation as to the incurred losses in the current portfolio, the portfolio is comprised of very unique loan categories that inherently may need more time to produce a loss than other loan categories (given these unique segments and workout periods). As such, a review of the Company’s LEP is necessary to ensure the ALL estimate is appropriately stated as of the balance sheet date, rather than relying on a singular annualized loss rate based upon the historical charge-off activity. Determination of the LEP allows for loans with effective useful lives other than twelve months, often loans with extended workout periods, to be incorporated into the reserve estimate, given the incurred loss event had occurred prior to the balance sheet date. This approach is consistent with the Interagency ALL Guidance noted above.

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

	March 31,	December 31,
(In thousands)	2015	2014
Federal funds sold and other overnight interest-bearing deposits	$17,691	$20,445
Available-for-sale investment securities	234,957	198,998
Total	$252,648	$219,443

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $235.0 million at March 31, 2015 and included an unrealized net gain of $1.1 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $14.9 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2015 and December 31, 2014, the Company’s unpledged securities in the available for sale portfolio totaled approximately $58.3 million and $53.4 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,514	$3,504
Federal funds purchased and securities sold under agreements to repurchase	24,630	26,770
Other deposits	148,462	115,272
Total pledged, at fair value	$176,606	$145,546

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2015, such deposits totaled $674.1million and represented 67.9% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $319.0 million at March 31, 2015. These accounts are normally considered more volatile and higher costing representing 32.1% of total deposits at March 31, 2015.

Core deposits at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Core deposit base:
Non-interest bearing demand	$199,655	$207,700
Interest checking	216,682	191,902
Savings and money market	257,725	250,157
Total	$674,062	$649,759

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2015, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $7.8 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2015. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2015, there was $19.5 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2015.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2015, the Bank had $40.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Borrowings:
Securities sold under agreements to repurchase	$22,363	$17,970
Federal Home Loan Bank advances	40,000	43,000
Subordinated notes	49,486	49,486
Total	$111,849	$110,456

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	March 31,				December 31,
	2015				2014
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$251,222	$3,444	$44,370	$299,036	$273,613	$3,433	$44,340	$321,386
Advances outstanding	(40,000)	0	0	(40,000)	(43,000)	0	0	(43,000)
Total available	$211,222	$3,444	$44,370	$259,036	$230,613	$3,433	$44,340	$278,386

At March 31, 2015, loans with a market value of $341.4 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2015, investments with a market value of $8.6 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $35.8 million at March 31, 2015 compared to $42.8 million at December 31, 2014. The $7.0 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2015. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $1.6 million for the three months ended March 31, 2015.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $33.4 million. The cash outflow primarily consisted of $52.6 million purchases of investment securities, partially offset by $17.2 million proceeds from maturities, calls, and pay-downs of investment securities and $1.3 million in net decrease in loans.

Financing activities provided cash of $24.7 million, resulting primarily from a 32.3 million increase in interest bearing transaction accounts, $4.4 million increase in federal funds purchased and securities sold under agreements to repurchase, partially offset by a $8.0 million decrease in demand deposits, and a $3.0 million net decrease in FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2015.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $141.2 million in unused loan commitments and standby letters of credit as of March 31, 2015. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $262,000 and $252,000 for the three months ended March 31, 2015 and 2014, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1.0 million in dividends to the Company during the three months ended March 31, 2015. At March 31, 2015 and December 31, 2014, the Company had cash and cash equivalents totaling $1.3 million and $1.0 million, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. The Company made a one-time election not to include accumulated other comprehensive income (AOCI) components in regulatory capital. Management believes, as of March 31, 2015 and December 31, 2014, the Company and the Bank each met all capital adequacy requirements.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

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

The following table summarizes regulatory capital information as of March 31, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined. Regulatory capital ratios for March 31, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2014 regulatory ratios were calculated in accordance with Basel I rules.

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2015
Total Capital (to risk-weighted assets):
Company	$139,758	15.49%	$72,183	8.00%	$	N.A.	N.A.	%
Bank	130,970	14.69	71,313	8.00		89,142	10.00
Tier I Capital (to risk-weighted assets):
Company	$109,690	12.16%	$54,137	6.00%	$	N.A.	N.A.	%
Bank	121,010	13.58	53,485	6.00		71,313	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$81,798	9.07%	$40,603	4.50%	$	N.A.	N.A.	%
Bank	121,010	13.58	40,114	4.50		57,942	6.50
Tier I Capital (to adjusted average assets):
Company	$109,690	9.24%	$47,488	4.00%	$	N.A.	N.A.	%
Bank	121,010	10.30	46,990	4.00		58,737	5.00

(in thousands)
December 31, 2014
Total Capital (to risk-weighted assets):
Company	$138,619	15.78%	$70,282	8.00%		N.A.	N.A.	%
Bank	128,311	14.78	69,430	8.00		$86,788	10.00
Tier I Capital (to risk-weighted assets):
Company	$108,785	12.38%	$35,141	4.00%		N.A.	N.A.	%
Bank	119,212	13.74	34,715	4.00		$52,073	6.00
Tier I capital (to adjusted average assets):
Company	$108,785	9.42%	$46,197	4.00%	$	N.A.	N.A.	%
Bank	119,212	10.42	45,784	4.00		57,230	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company’s Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2015, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve.  However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2015. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$22,607	$22,154	$20,470	$29,021	$41,206	$99,499	$234,957
Federal funds sold and other over-night interest-bearing deposits	17,691	-	-	-	-	-	17,691
Other restricted investments	4,637	-	-	-	-	-	4,637
Loans	310,489	145,924	131,573	105,270	112,025	57,886	863,167
Total	$355,424	$168,078	$152,043	$134,291	$153,231	$157,385	$1,120,452

LIABILITIES
Savings, interest checking, and money market deposits	$258,231	$-	$216,176	$-	$-	$-	$474,407
Time deposits	207,950	61,002	30,038	14,204	5,855	-	319,049
Federal funds purchased and securities sold under agreements to repurchase	22,363	-	-	-	-	-	22,363
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	15,000	8,000	5,000	10,000	2,000	-	40,000
Total	$553,030	$69,002	$251,214	$24,204	$7,855	$-	$905,305
Interest-sensitivity GAP
Periodic GAP	$(197,606)	$99,076	$(99,171)	$110,087	$145,376	$157,385	$215,147
Cumulative GAP	$(197,606)	$(98,530)	$(197,701)	$(87,614)	$57,762	$215,147	$215,147

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.64	2.44	0.61	5.55	19.51	NM	1.24
Cumulative GAP	0.64	0.84	0.77	0.90	1.06	1.24	1.24

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2015.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2015.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Revenue from Contracts with Customers The FASB issued ASU 2014-09, Revenue from Contracts with Customers, in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU’s adoption on the Company’s consolidated financial statements.

Transfers and Servicing The FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, in June 2014. The amendments require that repurchase-to-maturity transactions and repurchase agreements that are part of financing arrangements be accounted for as secured borrowings. The amendments also require additional disclosures for certain transfers accounted for as sales. The accounting changes and the disclosures on sales are required to be presented in interim and annual periods beginning January 1, 2015. This ASU also requires disclosures about types of collateral, contractual tenor and potential risks for transactions accounted for as secured borrowings. These disclosures are required in interim and annual periods beginning April 1, 2015. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

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

Consolidation The FASB has issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The amendment substantially changes the way reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments in this update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 15, 2015	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 15, 2015	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2015 Form 10-Q

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).**

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).**

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).**

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer of our Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)*

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

**Incorporated by reference.

