Form 10-Q
period 2015-06-30
HAWTHORN BANCSHARES, INC.
filed 2015-08-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of August 14, 2015, the registrant had 5,443,344 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Cash and due from banks	$22,413	$22,364
Federal funds sold and other overnight interest-bearing deposits	10,922	20,445
Cash and cash equivalents	33,335	42,809
Investment in available-for-sale securities, at fair value	239,487	198,998
Other investments and securities, at cost	7,916	4,722
Total investment securities	247,403	203,720
Loans	863,654	861,213
Allowances for loan losses	(9,986)	(9,099)
Net loans	853,668	852,114
Premises and equipment - net	37,006	37,498
Mortgage servicing rights	2,727	2,762
Other real estate and repossessed assets - net	12,516	11,885
Accrued interest receivable	4,642	4,816
Cash surrender value - life insurance	2,319	2,284
Other assets	10,747	11,843
Total assets	$1,204,363	$1,169,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$206,478	$207,700
Savings, interest checking and money market	465,253	442,059
Time deposits $100,000 and over	141,776	134,945
Other time deposits	175,359	184,810
Total deposits	988,866	969,514
Federal funds purchased and securities sold under agreements to repurchase	25,842	17,970
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	47,000	43,000
Accrued interest payable	365	373
Other liabilities	9,015	8,820
Total liabilities	1,120,574	1,089,163
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,395,844 shares, respectively	5,396	5,396
Surplus	38,753	35,901
Retained earnings	44,711	44,016
Accumulated other comprehensive loss, net of tax	(1,554)	(1,228)
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	83,789	80,568
Total liabilities and stockholders’ equity	$1,204,363	$1,169,731

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$10,104	$10,048	$20,177	$19,913
Interest on investment securities:
Taxable	890	874	1,792	1,755
Nontaxable	172	174	355	363
Federal funds sold and other overnight interest-bearing deposits	8	9	22	18
Dividends on other securities	40	20	66	40
Total interest income	11,214	11,125	22,412	22,089
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	247	254	497	521
Time deposit accounts $100,000 and over	222	244	431	487
Other time deposits	268	357	562	736
Interest on federal funds purchased and securities sold under agreements to repurchase	9	4	16	9
Interest on subordinated notes	320	315	633	627
Interest on Federal Home Loan Bank advances	164	104	311	208
Total interest expense	1,230	1,278	2,450	2,588
Net interest income	9,984	9,847	19,962	19,501
Provision for loan losses	250	0	250	0
Net interest income after provision for loan losses	9,734	9,847	19,712	19,501
NON-INTEREST INCOME
Service charges and other fees	864	939	1,694	1,830
Bank card income and fees	629	616	1,216	1,159
Trust department income	274	228	478	431
Real estate servicing fees, net	186	22	180	199
Gain on sale of mortgage loans, net	434	257	781	448
Other	74	121	99	202
Total non-interest income	2,461	2,183	4,448	4,269
NON-INTEREST EXPENSE
Salaries and employee benefits	5,175	4,960	10,478	9,991
Occupancy expense, net	717	672	1,380	1,292
Furniture and equipment expense	484	453	915	896
FDIC insurance assessment	258	242	499	480
Legal, examination, and professional fees	339	282	610	508
Advertising and promotion	270	256	507	546
Postage, printing, and supplies	272	280	543	545
Processing, network, and bank card expense	807	791	1,596	1,579
Real estate foreclosure expense and (gains), net	158	172	(23)	296
Other	787	703	1,470	1,385
Total non-interest expense	9,267	8,811	17,975	17,518
Income before income taxes	2,928	3,219	6,185	6,252
Income tax expense	1,001	1,121	2,120	2,167
Net income	1,927	2,098	4,065	4,085
Basic earnings per share	$0.35	$0.39	$0.75	$0.75
Diluted earnings per share	$0.35	$0.39	$0.75	$0.75

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Net income	$1,927	$2,098	$4,065	$4,085
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized (loss) gain on investment securities available-for-sale, net of tax	(860)	981	(376)	1,530
Adjustment for gain on sale of investment securities, net of tax	5	0	5	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	22	12	45	24
Total other comprehensive (loss) income	(833)	993	(326)	1,554
Total comprehensive income	$1,094	$3,091	$3,739	$5,639

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated
				Other		Total
				Comprehensive		Stock -
	Common		Retained	Income	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2013	$5,195	$33,385	$40,086	$(769)	$(3,517)	$74,380
Net income	0	0	4,085	0	0	4,085
Other comprehensive income	0	0	0	1,554	0	1,554
Stock dividend	0	2,697	(2,697)	0	0	0
Stock based compensation expense	0	10	0	0	0	10
Cash dividends declared, common stock	0	0	(504)	0	0	(504)
Balance, June 30, 2014	$5,195	$36,092	$40,970	$785	$(3,517)	$79,525

Balance, December 31, 2014	$5,396	$35,901	$44,016	$(1,228)	$(3,517)	$80,568
Net income	0	0	4,065	0	0	4,065
Other comprehensive loss	0	0	0	(326)	0	(326)
Stock dividend	0	2,847	(2,847)	0	0	0
Stock based compensation expense	0	5	0	0	0	5
Cash dividends declared, common stock	0	0	(523)	0	0	(523)
Balance, June 30, 2015	$5,396	$38,753	$44,711	$(1,554)	$(3,517)	$83,789

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$4,065	$4,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	962	867
Net amortization of investment securities, premiums, and discounts	664	543
Stock based compensation expense	5	10
Change in fair value of mortgage servicing rights	262	247
Gain on sale of investment securities	(8)	0
Gain on sales and dispositions of premises and equipment	(11)	(39)
Gain on sales and dispositions of other real estate and repossessed assets	(144)	(152)
Provision for other real estate owned	(6)	174
Decrease in accrued interest receivable	174	248
Increase in cash surrender value -life insurance	(35)	(38)
Decrease in other assets	1,344	230
Decrease in accrued interest payable	(8)	(33)
Increase in other liabilities	195	1,565
Origination of mortgage loans for sale	(28,950)	(14,214)
Proceeds from the sale of mortgage loans	28,904	14,538
Gain on sale of mortgage loans, net	(781)	(448)
Other, net	(154)	(83)
Net cash provided by operating activities	6,478	7,500
Cash flows from investing activities:
Net increase in loans	(2,244)	(19,664)
Purchase of available-for-sale debt securities	(67,583)	(39,607)
Proceeds from maturities of available-for-sale debt securities	14,245	12,364
Proceeds from calls of available-for-sale debt securities	10,875	19,500
Proceeds from sales of available-for-sale debt securities	720	0
Proceeds from sales of FHLB stock	120	39
Purchases of FHLB stock	(3,315)	0
Purchases of premises and equipment	(518)	(738)
Proceeds from sales of premises and equipment	11	43
Proceeds from sales of other real estate and foreclosed assets	1,036	3,124
Net cash used in investing activities	(46,653)	(24,939)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(1,222)	8,789
Net increase in interest-bearing transaction accounts	23,194	29,751
Net decrease in time deposits	(2,620)	(6,561)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	7,872	(8,235)
Repayment of FHLB advances	(13,000)	(10,000)
FHLB advances	17,000	10,000
Cash dividends paid - common stock	(523)	(504)
Net cash provided by financing activities	30,701	23,240
Net (decrease) increase in cash and cash equivalents	(9,474)	5,801
Cash and cash equivalents, beginning of period	42,809	28,439
Cash and cash equivalents, end of period	$33,335	$34,240

See accompanying notes to the consolidated financial statements. (unaudited)

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,459	$2,621
Income taxes	$959	$1,320
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$1,517	$305

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

Stock Dividend On July 1, 2015, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2015. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

The following represents significant new accounting principles adopted in 2015:

Investments - Equity Method and Joint Ventures

The FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, in January 2014. These amendments allow investors in low income housing tax credit entities to account for the investments using a proportional amortization method, provided that certain conditions are met, and recognize amortization of the investment as a component of income tax expense. In addition, disclosures are required that will enable users to understand the nature of the investments, and the effect of the measurement of the investments and the related tax credits on the investor's financial statements. This ASU was effective January 1, 2015, and the adoption of this pronouncement did not have a significant effect on the Company's consolidated financial statements.

Troubled Debt Restructurings by Creditors

The FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, in January 2014. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This ASU was effective January 1, 2015, and the adoption of this pronouncement did not have a significant effect on the Company's consolidated financial statements.

The FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure in August 2014. The objective of this update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs, including those guaranteed by the FHA and the VA. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees;

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

others reclassify the loans to other receivables. The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU was effective January 1, 2015, and the adoption of this pronouncement did not have a significant effect on the Company's consolidated financial statements.

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
(in thousands)	2015	2014
Commercial, financial, and agricultural	$162,067	$154,834
Real estate construction - residential	12,088	18,103
Real estate construction - commercial	48,508	48,822
Real estate mortgage - residential	242,095	247,117
Real estate mortgage - commercial	378,398	372,321
Installment and other consumer	20,498	20,016

Total loans	$863,654	$861,213

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2015, loans with a carrying value of $409.7 million, or $341.8 million fair value, were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended June 30, 2015
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$2,141	$48	$374	$2,709	$4,115	$190	$184	$9,761
Additions:
Provision for loan losses	1,065	(148)	45	(284)	(354)	66	(140)	250
Deductions:
Loans charged off	122	0	5	140	8	113	0	388
Less recoveries on loans	(40)	(117)	0	(47)	(117)	(42)	0	(363)
Net loans charged off	82	(117)	5	93	(109)	71	0	25
Balance at end of period	$3,124	$17	$414	$2,332	$3,870	$185	$44	$9,986

	Six Months Ended June 30, 2015
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$1,779	$171	$466	$2,527	$3,846	$270	$40	$9,099
Additions:
Provision for loan losses	880	(448)	(47)	(43)	(96)	0	4	250
Deductions:
Loans charged off	150	0	5	211	32	161	0	559
Less recoveries on loans	(615)	(294)	0	(59)	(152)	(76)	0	(1,196)
Net loans (recovered) charged off	(465)	(294)	5	152	(120)	85	0	(637)
Balance at end of period	$3,124	$17	$414	$2,332	$3,870	$185	$44	$9,986

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at June 30, 2015 and December 31, 2014, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
June 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$902	$0	$8	$1,331	$467	$17	$0	$2,725
Collectively evaluated for impairment	2,222	17	406	1,001	3,403	168	44	7,261
Total	$3,124	$17	$414	$2,332	$3,870	$185	$44	$9,986
Loans outstanding:
Individually evaluated for impairment	$4,425	$0	$1,934	$6,792	$4,550	$124	$0	$17,825
Collectively evaluated for impairment	157,642	12,088	46,574	235,303	373,848	20,374	0	845,829
Total	$162,067	$12,088	$48,508	$242,095	$378,398	$20,498	$0	$863,654

December 31, 2014

Allowance for loan losses:
Individually evaluated for impairment	$134	$0	$0	$1,343	$246	$26	$0	$1,749
Collectively evaluated for impairment	1,645	171	466	1,184	3,600	244	40	7,350
Total	$1,779	$171	$466	$2,527	$3,846	$270	$40	$9,099
Loans outstanding:
Individually evaluated for impairment	$7,541	$1,750	$2,096	$7,878	$16,464	$234	$0	$35,963
Collectively evaluated for impairment	147,293	16,353	46,726	239,239	355,857	19,782	0	825,250
Total	$154,834	$18,103	$48,822	$247,117	$372,321	$20,016	$0	$861,213

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $17.8 million and $36.0 million at June 30, 2015 and December 31, 2014, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2015 and December 31, 2014, $14.8 million and $15.6 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2015, $2.7 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $17.8 million compared to $1.7 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $36.0 million at December 31, 2014. Management determined that $9.5 million, or 53%, of total impaired loans required no reserve allocation at June 30, 2015 compared to $28.5 million, or 79%, at December 31, 2014 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
(in thousands)	2015	2014
Non-accrual loans	$11,730	$18,243
Troubled debt restructurings continuing to accrue interest	6,095	17,720
Total impaired loans	$17,825	$35,963

The following tables provide additional information about impaired loans at June 30, 2015 and December 31, 2014, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2015
With no related allowance recorded:
Commercial, financial and agricultural	$2,322	$2,358	$0
Real estate - construction residential	0	0	0
Real estate - construction commercial	1,879	2,101	0
Real estate - residential	1,816	2,243	0
Real estate - commercial	3,472	3,736	0
Total	$9,489	$10,438	$0
With an allowance recorded:
Commercial, financial and agricultural	$2,103	$2,258	$902
Real estate - construction commercial	55	55	8
Real estate - residential	4,976	5,098	1,331
Real estate - commercial	1,078	1,348	467
Consumer	124	157	17
Total	$8,336	$8,916	$2,725
Total impaired loans	$17,825	$19,354	$2,725

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2014
With no related allowance recorded:
Commercial, financial and agricultural	$6,021	$6,232	$0
Real estate - construction residential	1,750	2,259	0
Real estate - construction commercial	2,096	2,319	0
Real estate - residential	3,213	3,270	0
Real estate - commercial	15,409	18,950	0
Consumer	36	36	0
Total	$28,525	$33,066	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,520	$1,528	$134
Real estate - construction residential	0	0	0
Real estate - construction commercial	0	0	0
Real estate - residential	4,665	3,546	1,343
Real estate - commercial	1,055	1,171	246
Consumer	198	237	26
Total	$7,438	$6,482	$1,749
Total impaired loans	$35,963	$39,548	$1,749

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$2,405	$8	$2,663	$26	$3,834	$28	$2,579	$47
Real estate - construction residential	0	0	64	0	1,105	0	90	0
Real estate - construction commercial	2,101	0	6,688	0	3,633	0	6,844	0
Real estate - residential	2,246	8	3,281	8	3,328	20	3,091	14
Real estate - commercial	4,081	21	12,614	106	11,383	86	12,212	172
Consumer	0	0	8	0	10	1	16	0
Total	$10,833	$37	$25,318	$140	$23,293	$135	$24,832	$233
With an allowance recorded:
Commercial, financial and agricultural	$2,263	$7	$2,103	$7	$1,677	$13	$2,222	$15
Real estate - construction residential	0	0	2,260	0	565	0	2,265	0
Real estate - construction commercial	55	0	62	0	14	0	84	0
Real estate - residential	5,224	24	5,215	25	4,865	50	5,347	65
Real estate - commercial	1,360	0	4,904	0	2,056	0	4,749	0
Consumer	160	0	318	0	246	0	330	0
Total	$9,062	$31	$14,862	$32	$9,423	$63	$14,997	$80
Total impaired loans	$19,895	$68	$40,180	$172	$32,716	$198	$39,829	$313

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $68,000 and $198,000, for the three months and six months ended June 30, 2015, respectively, compared to $172,000 and $313,000 for the three and six months ended June 30, 2014, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectibility of interest or principal is no longer probable. In general, loans are placed on non-accrual when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectibility of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2015 and December 31, 2014.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2015
Commercial, Financial, and Agricultural	$158,166	$294	$24	$3,583	$162,067
Real Estate Construction - Residential	12,088	0	0	0	12,088
Real Estate Construction - Commercial	46,574	0	0	1,934	48,508
Real Estate Mortgage - Residential	237,316	1,201	208	3,370	242,095
Real Estate Mortgage - Commercial	375,097	582	0	2,719	378,398
Installment and Other Consumer	20,167	207	0	124	20,498
Total	$849,408	$2,284	$232	$11,730	$863,654
December 31, 2014
Commercial, Financial, and Agricultural	$149,366	$189	$0	$5,279	$154,834
Real Estate Construction - Residential	16,352	0	0	1,751	18,103
Real Estate Construction - Commercial	46,670	0	56	2,096	48,822
Real Estate Mortgage - Residential	239,469	3,229	0	4,419	247,117
Real Estate Mortgage - Commercial	366,653	1,203	0	4,465	372,321
Installment and Other Consumer	19,551	230	2	233	20,016
Total	$838,061	$4,851	$58	$18,243	$861,213

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses that may result in the deterioration of the repayment exits or the Company’s credit position at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs which are accruing interest are classified as performing TDRs. Loans classified as TDRs which are not accruing interest are classified as nonperforming TDRs and are included with all other nonaccrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful. Loans are placed on non-accrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) payment of principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at June 30, 2015 and December 31, 2014.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total

At June 30, 2015
Watch	$13,492	243	$4,221	$27,309	$27,486	$243	$72,994
Substandard	299	1,013	99	2,841	2,762	53	7,067
Performing TDRs	842	0	0	3,422	1,831	0	6,095
Non-accrual	3,583	0	1,934	3,370	2,719	124	11,730
Total	$18,216	$1,256	$6,254	$36,942	$34,798	$420	$97,886

At December 31, 2014
Watch	$13,651	$1,103	$4,757	$27,172	$18,191	$199	$65,073
Substandard	926	90	1,211	3,124	4,102	139	9,592
Performing TDRs	2,262	0	0	3,459	11,999	0	17,720
Non-accrual	5,279	1,751	2,096	4,419	4,465	233	18,243
Total	$22,118	$2,944	$8,064	$38,174	$38,757	$571	$110,628

Troubled Debt Restructurings

At June 30, 2015, loans classified as TDRs totaled $7.7 million, of which $1.6 million were classified as nonperforming TDRs and included in non-accrual loans and $6.1 million were classified as performing TDRs. At December 31, 2014, TDRs totaled $19.3 million, of which $1.6 million were classified as nonperforming TDRs included in non-accrual loans and $17.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.3 million and $1.0 million related to TDRs were allocated to the allowance for loan losses at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2015			2014
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	1	$72	$72
Real estate mortgage - residential	1	366	355	0	0	0
Real estate mortgage - commercial	1	800	800	0	0	0
Total	2	$1,166	$1,155	1	$72	$72

	Six Months Ended June 30,
	2015			2014
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$250	$240	3	$244	$244
Real estate mortgage - residential	3	510	464	1	1,256	1,185
Real estate mortgage - commercial	4	1,273	1,137	0	0	0
Total	10	$2,033	$1,841	4	$1,500	$1,429

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower due to deteriorated financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. During the three months ended June 30, 2015, two loans meeting the TDR criteria were modified compared to one loan during the three months ended June 30, 2014. During the six months ended June 30, 2015, ten loans meeting the TDR criteria were modified compared to four loans during the six months ended June 30, 2014.

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses, provided for as a specific reserve within the allowance for loan losses, or in the process of foreclosure. There were no TDRs that defaulted within twelve months of its modification date during the three and six months ended June 30, 2015 and 2014, respectively.

(3)	Other Real Estate and Repossessed Assets

	June 30,	December 31,
(in thousands)	2015	2014
Real estate construction - residential	$0	$23
Real estate construction - commercial	9,831	9,831
Real estate mortgage - residential	447	417
Real estate mortgage - commercial	5,439	4,831
Repossessed assets	32	38
Total	$15,749	$15,140
Less valuation allowance for other real estate owned	(3,233)	(3,255)
Total other real estate and repossessed assets	$12,516	$11,885

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$14,984	$18,696	$15,140	$19,542
Additions	914	46	1,517	305
Proceeds from sales	(153)	(2,030)	(1,036)	(3,124)
Charge-offs against the valuation allowance for other real estate owned	0	(1,488)	(16)	(1,644)
Repossessed assets impairment write-downs	0	0	0	0
Net gain on sales	4	7	144	152
Total other real estate and repossessed assets	$15,749	$15,231	$15,749	$15,231
Less valuation allowance for other real estate owned	(3,233)	(3,205)	(3,233)	(3,205)
Balance at end of period	$12,516	$12,026	$12,516	$12,026

Net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $51,000 and $50,000 during the three and six months ended June 30, 2015, respectively, compared to $66,000 and $228,000 during the three and six months ended June 30, 2014, respectively.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$3,233	$4,642	$3,255	$4,675
Provision for other real estate owned	0	51	(6)	174
Charge-offs	0	(1,488)	(16)	(1,644)
Balance, end of period	$3,233	$3,205	$3,233	$3,205

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2015 and December 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
June 30, 2015
Government sponsored enterprises	$76,667	$287	$110	76,844
Asset-backed securities	129,205	746	1,533	128,418
Obligations of states and political subdivisions	33,869	450	94	34,225
Total available-for-sale securities	$239,741	$1,483	$1,737	$239,487

December 31, 2014
Government sponsored enterprises	$57,002	$240	$143	57,099
Asset-backed securities	106,726	855	1,119	106,462
Obligations of states and political subdivisions	34,925	583	71	35,437
Total available-for-sale securities	$198,653	$1,678	$1,333	$198,998

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

Other investments and securities primarily consist of Federal Home Loan Bank stock, subordinated debt securities, and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $7.9 million and $4.7 million as of June 30, 2015 and December 31, 2014, respectively.

Debt securities with carrying values aggregating approximately $181.6 million and $145.5 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$17,500	$17,591
Due after one year through five years	78,174	78,453
Due after five years through ten years	14,023	14,198
Due after ten years	839	827
Total	110,536	111,069
Asset-backed securities	129,205	128,418
Total available-for-sale securities	$239,741	$239,487

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2015
Government sponsored
enterprises	$30,032	$(100)	$3,990	$(10)	$34,022	$(110)
Asset-backed securities	48,526	(498)	36,908	(1,035)	85,434	(1,533)
Obligations of states and
political subdivisions	8,289	(81)	489	(13)	8,778	(94)
Total	$86,847	$(679)	$41,387	$(1,058)	$128,234	$(1,737)

(in thousands)
At December 31, 2014
Government sponsored
enterprises	$2,983	$(4)	$17,862	$(139)	$20,845	$(143)
Asset-backed securities	10,314	(50)	45,445	(1,069)	55,759	(1,119)
Obligations of states and
political subdivisions	3,667	(15)	1,942	(56)	5,609	(71)
Total	$16,964	$(69)	$65,249	$(1,264)	$82,213	$(1,333)

The total available for sale portfolio consisted of approximately 321 securities at June 30, 2015. The portfolio included 110 securities having an aggregate fair value of $128.2 million that were in a loss position at June 30, 2015. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $41.4 million at fair value. The $1.7

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

million aggregate unrealized loss included in accumulated other comprehensive income at June 30, 2015 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at June 30, 2015 and December 31, 2014, respectively. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that it will be required to sell such investment securities. There have been no investment securities gains and losses which have been recognized in earnings for the three months ended June 30, 2015 and 2014.

The table below presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gains realized on sales	$8	$0	$8	$0
Losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$8	$0	$8	$0

(5)	Intangible Assets

Mortgage Servicing Rights

At June 30, 2015, the Company was servicing approximately $312.6 million of loans sold to the secondary market compared to $313.9 million at December 31, 2014, and $315.3 million at June 30, 2014. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $228,000 and $442,000 for the three and six months ended June 30, 2015, respectively, compared to $223,000 and $446,000 for the three and six months ended June 30, 2014, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,662	$3,040	$2,762	$3,036
Originated mortgage servicing rights	107	72	227	122
Changes in fair value:
Due to change in model inputs and assumptions (1)	128	(36)	87	70
Other changes in fair value (2)	(170)	(165)	(349)	(317)
Balance at end of period	$2,727	$2,911	$2,727	$2,911

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Weighted average constant prepayment rate	10.66%	9.69%
Weighted average note rate	3.92%	4.00%
Weighted average discount rate	9.34%	9.15%
Weighted average expected life (in years)	5.70	6.00

(6)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.2% for the three months ended June 30, 2015 compared to 34.8% for the three months ended June 30, 2014. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.3% for the six months ended June 30, 2015 compared to 34.7% for the six months ended June 30, 2014

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at June 30, 2015 and, therefore, did not establish a valuation reserve.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive (loss) income for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$214	$(1,442)	$(1,228)
Other comprehensive loss before reclassifications	(607)	0	(607)
Amounts reclassified from accumulated other comprehensive income	8	72	80
Current period other comprehensive (loss) income, before tax	(599)	72	(527)
Income tax benefit (expense)	228	(27)	201
Current period other comprehensive (loss) income, net of tax	(371)	45	(326)
Balance at end of period	$(157)	$(1,397)	$(1,554)

	Six months ended June 30, 2014
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(1,491)	$722	$(769)
Other comprehensive income before reclassifications	2,468	0	2,468
Amounts reclassified from accumulated other comprehensive income	0	39	39
Current period other comprehensive income, before tax	2,468	39	2,507
Income tax expense	(938)	(15)	(953)
Current period other comprehensive income, net of tax	1,530	24	1,554
Balance at end of period	$39	$746	$785

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

 (2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Payroll taxes	$270	$275	$599	$568
Medical plans	463	484	971	1,002
401k match and profit sharing	223	176	495	329
Pension plan	348	236	696	472
Other	24	28	43	39
Total employee benefits	$1,328	$1,199	$2,804	$2,410

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

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2015	2014
Service cost - benefits earned during the year	$1,325	$981
Interest costs on projected benefit obligations	838	732
Expected return on plan assets	(957)	(872)
Expected administrative expenses	40	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	66	0
Net periodic pension expense	$1,391	$960

Pension expense - three months ended June 30, (actual)	$348	$236
Pension expense - six months ended June 30, (actual)	$696	$472

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 592,168 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	100,361	$21.56
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(33,929)	21.66
Outstanding, June 30, 2015	66,432	$21.51	1.90	$0.00
Exercisable, June 30, 2015	57,975	$22.32	1.70	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2015.

Total stock-based compensation expense was not significant and $5,000 for the three and six months ended June 30, 2015, respectively, compared to $5,000 and $10,000 for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, the total unrecognized compensation expense related to non-vested stock awards was $26,000 and the related weighted average period over which it is expected to be recognized is approximately 1.0 years.

(10)	Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Net income available to shareholders	$1,927	$2,098	$4,065	$4,085
Basic earnings per share	$0.35	$0.39	$0.75	$0.75
Diluted earnings per share:
Net income available to shareholders	$1,927	$2,098	$4,065	$4,085
Average shares outstanding	5,443,344	5,443,344	5,443,344	5,443,344
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,443,344	5,443,344	5,443,344	5,443,344
Diluted earnings per share	$0.35	0.39	$0.75	0.75

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

Options to purchase 66,432 shares during the three and six months ended June 30, 2015, compared to 101,330 shares during the three and six months ended June 30, 2014 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

(11)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of June 30, 2015 and December 31, 2014, respectively, there were no transfers into or out of Levels 1-3.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Government sponsored enterprises	$76,844	$0	$76,844	$0
Asset-backed securities	128,418	0	128,418	0
Obligations of states and political subdivisions	34,225	0	34,225	0
Mortgage servicing rights	2,727	0	0	2,727
Total	$242,214	$0	$239,487	$2,727

December 31, 2014
Assets:
Government sponsored enterprises	$57,099	$0	57,099	0
Asset-backed securities	106,462	0	106,462	0
Obligations of states and political subdivisions	35,437	0	35,437	0
Mortgage servicing rights	2,762	0	0	2,762
Total	$201,760	$0	$198,998	$2,762

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,662	$3,040	$2,762	$3,036
Total gains or losses (realized/unrealized):
Included in earnings	(42)	(201)	(262)	(247)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	107	72	227	122
Settlements	0	0	0	0
Balance at end of period	$2,727	$2,911	$2,727	$2,911

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses related to assets still held were $128,000 and $87,000 for the three and six months ended June 30, 2015, respectively, compared to $(36,000) and $70,000 for the three and six months ended June 30, 2014, respectively. MSR values have been falling steadily since 2014. The lower values are primarily related to faster prepay speed assumptions, consistent with lower long term interest rates. (See table below) The cost of compliance with new government regulations also has had an impact.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Six Months Ended June 30,
			2015	2014
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	10.66%	9.69%
		Weighted average discount rate	9.34%	9.15%
		Weighted average expected life (in years)	5.70	6.00

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2015, the Company identified $8.3 million in impaired loans that had specific allowances for losses aggregating $2.7 million. Related to these loans, there was $211,000 and $306,000 in charge-offs recorded during the three and six months ended June 30, 2015, respectively. As of June 30, 2014, the Company identified $14.4 million in impaired loans that had specific allowances for losses aggregating $4.3 million. Related to these loans, there was $1.0 million and $2.0 million in charge-offs recorded during the three and six months ended June 30, 2014, respectively.

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
		Quoted Prices			Three	Six
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2015
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,201	$0	$0	$1,201	$(21)	$(21)
Real estate construction - residential	0	0	0	0	0	0
Real estate construction - commercial	47	0	0	47	0	0
Real estate mortgage - residential	3,645	0	0	3,645	(135)	(206)
Real estate mortgage - commercial	611	0	0	611	(7)	(30)
Consumer	107	0	0	107	(48)	(49)
Total	$5,611	$0	$0	$5,611	$(211)	$(306)
Other real estate and foreclosed assets	$12,516	$0	$0	$12,516	$(38)	$190

June 30, 2014
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,412	$0	$0	$1,412	$(19)	$(122)
Real estate construction - residential	1,749	0	0	1,749	0	(60)
Real estate construction - commercial	39	0	0	39	(77)	(491)
Real estate mortgage - residential	3,698	0	0	3,698	(44)	(138)
Real estate mortgage - commercial	2,973	0	0	2,973	(704)	(1,069)
Consumer	221	0	0	221	(52)	(70)
Total	$10,092	$0	$0	$10,092	$(896)	$(1,950)
Other real estate and foreclosed assets	$12,026	$0	$0	$12,026	$(1,499)	$(1,530)

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 is as follows:

			June 30, 2015
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2015		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$22,413	$22,413	$22,413	$0	$0
Federal funds sold and overnight interest-bearing deposits	10,922	10,922	10,922	0	0
Investment in available-for-sale securities	239,487	239,487	0	239,487	0
Loans, net	853,668	852,497	0	0	852,497
Investment in FHLB stock	3,269	3,269	0	3,269	0
Mortgage servicing rights	2,727	2,727	0	0	2,727
Cash surrender value - life insurance	2,319	2,319	0	2,319	0
Accrued interest receivable	4,642	4,642	4,642	0	0
	$1,139,447	$1,138,276	$37,977	$245,075	$855,224
Liabilities:
Deposits:
Non-interest bearing demand	$206,478	$206,478	$206,478	$0	$0
Savings, interest checking and money market	465,253	465,253	465,253	0	0
Time deposits	317,135	318,305	0	0	318,305
Federal funds purchased and securities sold under agreements to repurchase	25,842	25,842	25,842	0	0
Subordinated notes	49,486	36,177	0	36,177	0
Federal Home Loan Bank advances	47,000	49,612	0	49,612	0
Accrued interest payable	365	365	365	0	0
	$1,111,559	$1,102,032	$697,938	$85,789	$318,305

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at June 30, 2015 and December 31, 2014, respectively. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines.  At June 30, 2015, the Company was servicing 3,029 loans sold to the secondary market with a balance of approximately $312.6 million compared to 3,057 loans sold with a balance of approximately $313.9 million at December 31, 2014.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2015, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amounts of off-balance-sheet financial instruments were as follows as of the dates indicated:

	June 30,	December 31,
(in thousands)	2015	2014
Commitments to extend credit	$145,732	$135,137
Commitments to originate residential first and second mortgage loans	4,393	1,640
Standby letters of credit	1,361	1,621
Total	151,486	138,398

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2015.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at June 30, 2015, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and Lee's Summit, Missouri.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2015 and 2014, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Per Share Data
Basic earnings per share	$0.35	$0.39	$0.75	$0.75
Diluted earnings per share	0.35	0.39	0.75	0.75
Dividends paid on common stock	261	252	523	504
Book value per share			15.39	14.61
Market price per share			14.32	12.04
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.65%	0.72%	0.69%	0.71%
Return on stockholders' equity	9.21%	10.83%	9.89%	10.75%
Stockholders' equity to total assets	7.02%	6.68%	6.95%	6.63%
Efficiency ratio (1)	74.46%	73.24%	73.64%	73.70%

(Based on end-of-period data)
Stockholders' equity to assets			6.96%	6.79%
Total Capital Ratio (to risk weighted assets)			14.87%	15.55%
Tier 1 Capital Ratio (to risk weighted assets)			11.82%	11.85%
Tier 1 Capital Ratio (to average assets) (2)			9.36%	9.00%
Common Equity Tier 1 Capital (to risk weighted assets) (3)			8.82%	NA %

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I Capital (leverage) Ratio is calculated by dividing Tier 1 capital by average total consolidated assets.
(3)	Calculated under Basel III rules, which became effective January 1, 2015.
35

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Net interest income	$9,984	$9,847	$137	1.4%	$19,962	$19,501	$461	2.4%
Provision for loan losses	250	-	250	-	250	-	250	-
Noninterest income	2,461	2,183	278	12.7	4,448	4,269	179	4.2
Noninterest expense	9,267	8,811	456	5.2	17,975	17,518	457	2.6
Income before income taxes	2,928	3,219	(291)	(9.0)	6,185	6,252	(67)	(1.1)
Income tax expense	1,001	1,121	(120)	(10.7)	2,120	2,167	(47)	(2.2)
Net income	$1,927	$2,098	$(171)	(8.2)%	$4,065	$4,085	$(20)	(0.5)%

Business Events For the seventh consecutive year, on July 1, 2015, the Company distributed a four percent stock dividend to shareholders of record at the close of business on June 15, 2015. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend.

Consolidated net income of $1.9 million, or $0.35 per diluted share, for the three months ended June 30, 2015 decreased $171,000 compared to $2.1 million, or $0.39 per diluted share, for the three months ended June 30, 2014. For the three months ended June 30, 2015, the return on average assets was 0.65%, the return on average stockholders’ equity was 9.21%, and the efficiency ratio was 74.46%.

Consolidated net income was consistent at $4.1 million, or $0.75 per diluted share, for both the six months ended June 30, 2015 and 2014. For the six months ended June 30, 2015, the return on average assets was 0.69%, the return on average stockholders’ equity was 9.89%, and the efficiency ratio was 73.64%.

Net interest income was $10.0 million and $20.0 million for the three and six months ended June 30, 2015, respectively, compared to $9.8 million and $19.5 million for the three and six months ended June 30, 2014, respectively. The net interest margin decreased to 3.63% and 3.67% for the three and six months ended June 30, 2015, respectively, compared to 3.70% and 3.71% for the three and six months ended June 30, 2014, respectively. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

The provision for loan losses was $250,000 for the three and six months ended June 30, 2015 compared to no provision for the three and six months ended June 30, 2014. The increase over 2014 was primarily due to an increase in specific reserves primarily related to two loan relationships.

The Company’s net charge-offs were $25,000 for the three months ended June 30, 2015 compared to $695,000 for the three months ended June 30, 2014. The Company’s net recoveries were $637,000 for the six months ended June 30, 2015, or (0.07%) of average loans, compared to net charge-offs of $1.6 million, or 0.19% of average loans, for the six months ended June 30, 2014. Non-performing loans totaled $18.1 million, or 2.09% of total loans, at June 30, 2015 compared to $36.0 million, or 4.18% of total loans, at December 31, 2014, and $37.4 million, or 4.36% of total loans, at June 30, 2014. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $278,000, or 12.7%, for the three months ended June 30, 2015, and increased $179,000, or 4.2%, for the six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $456,000, or 5.2%, for the three months ended June 30, 2015, and increased $457,000, or 2.6%, for the six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,
(In thousands)	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$156,362	$1,822	4.67%	$144,116	$1,733	4.82%
Real estate construction - residential	13,487	223	6.63	24,131	257	4.27
Real estate construction - commercial	46,483	507	4.37	59,644	639	4.30
Real estate mortgage - residential	247,262	2,873	4.66	230,675	2,770	4.82
Real estate mortgage - commercial	377,636	4,460	4.74	371,450	4,425	4.78
Consumer	20,101	271	5.41	18,734	260	5.57
Total loans	$861,331	$10,156	4.73%	$848,750	$10,084	4.77%
Investment securities: (3)
U.S. Treasury	$0	$0	0.00%	$154	$-	0.00%
Government sponsored enterprises	76,505	267	1.40	69,889	251	1.44
Asset backed securities	130,668	608	1.87	113,163	609	2.16
State and municipal	34,873	273	3.14	32,530	275	3.39
Total investment securities	$242,046	$1,148	1.90%	$215,736	$1,135	2.11%
Other investments and securities, at cost	5,616	40	2.86	3,962	20	2.02
Federal funds sold and interest bearing deposits in other financial institutions	9,024	8	0.36	13,612	9	0.27
Total interest earning assets	$1,118,017	$11,352	4.07%	$1,082,060	$11,248	4.17%
All other assets	87,922			94,027
Allowance for loan losses	(9,939)			(12,838)
Total assets	$1,196,000			$1,163,249
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$209,967	$128	0.24%	$207,750	$142	0.27%
Savings	89,522	12	0.05	82,992	13	0.06
Money market	170,067	107	0.25	162,756	99	0.24
Time deposits of $100,000 and over	141,881	222	0.63	145,755	244	0.67
Other time deposits	177,627	268	0.61	199,531	357	0.72
Total time deposits	$789,064	$737	0.37%	$798,784	$855	0.43%
Federal funds purchased and securities sold under agreements to repurchase	22,565	9	0.16	19,812	4	0.08
Subordinated notes	49,486	320	2.59	49,486	315	2.55
Federal Home Loan Bank Advances	42,242	164	1.56	24,000	104	1.74
Total borrowings	$114,293	$493	1.73%	$93,298	$423	1.82%
Total interest bearing liabilities	$903,357	$1,230	0.55%	$892,082	$1,278	0.57%
Demand deposits	199,513			187,257
Other liabilities	9,207			6,178
Total liabilities	1,112,077			1,085,517
Stockholders' equity	83,923			77,732
Total liabilities and stockholders' equity	$1,196,000			$1,163,249
Net interest income (FTE)		10,122			9,970
Net interest spread			3.52%			3.60%
Net interest margin			3.63%			3.70%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $138,000 and $123,000 for the three months ended June 30, 2015 and 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
(In thousands)	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$152,553	$3,656	4.83%	$141,104	$3,310	4.73%
Real estate construction - residential	15,573	404	5.23	23,550	495	4.24
Real estate construction - commercial	48,128	1,067	4.47	58,214	1,245	4.31
Real estate mortgage - residential	246,774	5,783	4.73	229,647	5,522	4.85
Real estate mortgage - commercial	376,126	8,840	4.74	373,575	8,880	4.79
Consumer	19,932	530	5.36	19,118	530	5.59
Total loans	$859,086	$20,280	4.76%	$845,208	$19,982	4.77%
Investment securities: (3)
U.S. Treasury	$0	$0	0.00%	$576	$4	1.40%
Government sponsored enterprises	72,844	511	1.41	68,364	468	1.38
Asset backed securities	126,799	1,250	1.99	111,064	1,258	2.28
State and municipal	35,266	563	3.22	32,874	570	3.50
Total investment securities	$234,909	$2,324	2.00%	$212,878	$2,300	2.18%
Other investments and securities, at cost	5,116	66	2.60	4,003	40	2.02
Federal funds sold and interest bearing deposits in other financial institutions	13,429	22	0.33	12,143	18	0.30
Total interest earning assets	$1,112,540	$22,692	4.11%	$1,074,232	$22,340	4.19%
All other assets	89,222			95,365
Allowance for loan losses	(9,648)			(13,258)
Total assets	$1,192,114			$1,156,339
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$212,777	$260	0.25%	$208,704	$291	0.28%
Savings	87,533	23	0.05	81,303	33	0.08
Money market	171,303	213	0.25	162,118	197	0.25
Time deposits of $100,000 and over	139,135	432	0.63	144,507	487	0.68
Other time deposits	179,992	562	0.63	201,135	736	0.74
Total time deposits	$790,740	$1,490	0.38%	$797,767	$1,744	0.44%
Federal funds purchased and securities sold under agreements to repurchase	20,705	16	0.16	19,606	9	0.09
Subordinated notes	49,486	633	2.58	49,486	627	2.56
Federal Home Loan Bank Advances	41,227	311	1.52	24,580	208	1.71
Total borrowings	$111,418	$960	1.74%	$93,672	$844	1.82%
Total interest bearing liabilities	$902,158	$2,450	0.55%	$891,439	$2,588	0.59%
Demand deposits	196,937			182,087
Other liabilities	10,161			6,198
Total liabilities	1,109,256			1,079,724
Stockholders' equity	82,858			76,615
Total liabilities and stockholders' equity	$1,192,114			$1,156,339
Net interest income (FTE)		20,242			19,752
Net interest spread			3.56%			3.60%
Net interest margin			3.67%			3.71%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $280,000 and $251,000 for the six months ended June 30, 2015 and 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$89	$144	$(55)	$346	$274	$72
Real estate construction - residential	(34)	(141)	107	(91)	(191)	100
Real estate construction - commercial	(132)	(143)	11	(178)	(223)	45
Real estate mortgage - residential	103	195	(92)	261	404	(143)
Real estate mortgage - commercial	35	74	(39)	(40)	61	(101)
Consumer	11	19	(8)	0	23	(23)
Investment securities: (3)
U.S. Treasury	0	0	0	(4)	(2)	(2)
Government sponsored entities	16	23	(7)	43	32	11
Asset backed securities	(1)	87	(88)	(8)	166	(174)
State and municipal	(2)	19	(21)	(7)	39	(46)
Other investments and securities, at cost	20	10	10	26	13	13
Federal funds sold and interest bearing deposits in other financial institutions	(1)	(4)	3	4	2	2
Total interest income	104	283	(179)	352	598	(246)
Interest expense:
NOW accounts	(14)	2	(16)	(31)	6	(37)
Savings	(1)	1	(2)	(10)	3	(13)
Money market	8	4	4	16	11	5
Time deposits of $100,000 and over	(22)	(6)	(16)	(55)	(18)	(37)
Other time deposits	(89)	(36)	(53)	(174)	(72)	(102)
Federal funds purchased and securities sold under agreements to repurchase	5	1	4	7	1	6
Subordinated notes	5	0	5	6	0	6
Federal Home Loan Bank advances	60	72	(12)	103	128	(25)
Total interest expense	(48)	38	(86)	(138)	59	(197)
Net interest income on a fully taxable equivalent basis	$152	$245	$(93)	$490	$539	$(49)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $138,000 and $280,000 for the three and six months June 30, 2015, respectively, compared to $123,000 and $251,000 for the three and six months ended June 30, 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, reflected an increase in net interest income, on a tax equivalent basis, of $152,000, or 1.52%, respectively, and financial results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 reflected an increase of $490,000, or 2.48%, respectively.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.63% for the three months ended June 30, 2015 compared to 3.70% for the three months ended June 30, 2014, respectively, and decreased to 3.67% for the six months ended June 30, 2015 compared to 3.71% for the six months ended June 30, 2014, respectively.

The increase in net interest income for the three and six months ended June 30, 2015 over the three and six months ended June 30, 2014 was primarily due to an increase in average earning assets and the decrease in the net interest margin was primarily due to a slight contraction in the net interest spread.

Average interest-earning assets increased $36.0 million, or 3.32%, to $1.12 billion for the three months ended June 30, 2015 compared to $1.08 billion for the three months ended June 30, 2014, and average interest bearing liabilities increased $11.3 million, or 1.26%, to $903.4 million for the three months ended June 30, 2015 compared to $892.1 million for the three months ended June 30, 2014.

Average interest-earning assets increased $38.3 million, or 3.57%, to $1.11 billion for the six months ended June 30, 2015 compared to $1.07 billion for the six months ended June 30, 2014, and average interest bearing liabilities increased $10.7 million, or 1.20%, to $902.2 million for the six months ended June 30, 2015 compared to $891.4 million for the six months ended June 30, 2014

Total interest income (expressed on a fully taxable equivalent basis) increased to $11.4 million and $22.7 million for the three and six months ended June 30, 2015, respectively, compared to $11.2 million and $22.3 million for the three and six months ended June 30, 2014, respectively. The Company’s rates earned on interest earning assets were 4.07% and 4.11% for the three and six months ended June 30, 2015, respectively, compared to 4.17% and 4.19% for the three and six months ended June 30, 2014, respectively.

Interest income on loans was $10.2 million and $20.3 million for the three and six months ended June 30, 2015, respectively, compared to $10.1 million and $20.0 million for the three and six months ended June 30, 2014, respectively.

Average loans outstanding increased $12.6 million, or 1.5%, to $861.3 million for the three months ended June 30, 2015 compared to $848.8 million for the three months ended June 30, 2014. The average yield on loans receivable decreased to 4.73% for the three months ended June 30, 2015 compared to 4.77% for the three months ended June 30, 2014

For the six months ended June 30, 2015, average loans outstanding increased $13.9 million, or 1.6%, to $859.1 million compared to $845.2 million for the six months ended June 30, 2014. The average yield on loans receivable decreased to 4.76% for the six months ended June 30, 2015 compared to 4.77% for the six months ended June 30, 2014. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense decreased to $1.2 million and $2.5 million for the three and six months ended June 30, 2015, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2014, respectively. The Company’s rates paid on interest bearing liabilities were 0.55% for both the three and six months ended June 30, 2015 compared to 0.57% and 0.59% for the three and six months ended June 30, 2014, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $737,000 and $1.5 million for the three and six months ended June 30, 2015, respectively, compared to $855,000 and $1.7 million for the three and six months ended June 30, 2014, respectively.

Average time deposits decreased $9.7 million, or 1.22%, to $789.1 million for the three months ended June 30, 2015 compared to $798.8 million for the three months ended June 30, 2014. The average cost of deposits decreased to 0.37% for the three months ended June 30, 2015 compared to 0.43% for the three months ended June 30, 2014 primarily as a result of lower market interest rates.

For the six months ended June 30, 2015, average time deposits decreased $7.0 million, or 0.88%, to $790.7 million for the six months ended June 30, 2015 compared to $797.8 million for the six months ended June 30, 2014. The average cost of deposits decreased to 0.38% for the six months ended June 30, 2015 compared to 0.44% for the six months ended June 30, 2014 primarily as a result of lower market interest rates.

Interest expense on borrowings increased to $493,000 and $960,000 for the three and six months ended June 30, 2015, respectively, compared to $423,000 and $844,000 for the three and six months ended June 30, 2014, respectively. Average borrowings increased to $114.3 million and $111.4 million for the three and six months ended June 30, 2015, respectively, compared to $93.3 million and $93.7 million for the three and six months ended June 30, 2014, respectively. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
(In thousands)	2015	2014	Change	Change	2015	2014	Change	Change
Non-interest Income
Service charges and other fees	$864	$939	$(75)	(8.0)%	$1,694	$1,830	$(136)	(7.4)%
Bank card income and fees	629	616	13	2.1	1,216	1,159	57	4.9
Trust department income	274	228	46	20.2	478	431	47	10.9
Real estate servicing fees, net	186	22	164	745.5	180	199	(19)	(9.5)
Gain on sales of mortgage loans, net	434	257	177	68.9	781	448	333	74.3
Other	74	121	(47)	(38.8)	99	202	(103)	(51.0)
Total non-interest income	$2,461	$2,183	$278	12.7%	$4,448	$4,269	$179	4.2%

Non-interest income as a % of total revenue *	19.8%	18.1%			18.2%	18.0%
Total revenue per full time equivalent employee	$36.9	$35.2			$72.4	$69.5

 * Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $278,000, or 12.7%, to $2.5 million for the quarter ended June 30, 2015 compared to $2.2 million for the quarter ended June 30, 2014, and increased $179,000, or 4.2%, to $4.4 million for the six months ended June 30, 2015 compared to $4.3 million for the six months ended June 30, 2014.

Real estate servicing fees, net of the change in the valuation of mortgage servicing rights increased $165,000 to $186,000 for the quarter ended June 30, 2015 compared to $22,000 for the quarter ended June 30, 2014, and decreased $19,000 to $180,000 for the six months ended June 30, 2015 compared to $199,000 for the six months ended June 30, 2014.

Mortgage loan servicing fees earned on loans sold were $228,000 and $442,000 for the three and six months ended June 30, 2015, respectively, compared to $223,000 and $446,000 for the three and six months ended June 30, 2014.

The change in valuation of mortgage servicing rights arising from inputs and assumptions increased $128,000 for the quarter ended June 30, 2015 compared to a $36,000 decrease for the quarter ended June 30, 2014, and increased $87,000 for the six months ended June 30, 2015 compared to a $70,000 increase for the six months ended June 30, 2014. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $(42,000) for the quarter ended June 30, 2015 compared to $(201,000) for the quarter ended June 30, 2014, and $(262,000) for the six months ended June 30, 2015 compared to $(247,000) for the six months ended June 30, 2014. The Company was servicing $312.6 million of mortgage loans at June 30, 2015 compared to $313.9 million and $315.3 million at December 31, 2014 and June 30, 2014, respectively.

Gain on sales of mortgage loans increased $177,000, or 68.9%, to $434,000 for the quarter ended June 30, 2015 compared to $257,000 for the quarter ended June 30, 2014, and increased $333,000, or 74.3%, to $781,000 for the six months ended June 30, 2015 compared to $448,000. The Company sold loans of $16.9 million and $28.9 million for the three and six months ended June 30, 2015, respectively, compared to $8.6 million and $14.5 million for the three and six months ended June 30, 2014, respectively. Refinancing activity during the first six months of 2015 impacting both the volume of loans sold and gains recognized contributed to this increase.

Other income decreased $47,000, or 38.8%, to $74,000 for the quarter ended June 30, 2015 compared to $121,000 for the quarter ended June 30, 2014, and decreased $103,000, or 51.0%, to $99,000 for the six months ended June 30, 2015 compared to $202,000. The decrease in other income primarily related to a decrease in rental income received on other real estate owned during 2014 and an increase in the servicing repurchase liability during the first quarter of 2015 for reimbursement of costs incurred by Freddie Mac related to a foreclosure.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Non-interest Expense
Salaries	$3,847	$3,761	$86	2.3%	$7,674	$7,581	$93	1.2%
Employee benefits	1,328	1,199	129	10.8	2,804	2,410	394	16.3
Occupancy expense, net	717	672	45	6.7	1,380	1,292	88	6.8
Furniture and equipment expense	484	453	31	6.8	915	896	19	2.1
FDIC insurance assessment	258	242	16	6.6	499	480	19	4.0
Legal, examination, and professional fees	339	282	57	20.2	610	508	102	20.1
Advertising and promotion	270	256	14	5.5	507	546	(39)	(7.1)
Postage, printing, and supplies	272	280	(8)	(2.9)	543	545	(2)	(0.4)
Processing, network, and bank card expense	807	791	16	2.0	1,596	1,579	17	1.1
Real estate foreclosure expense and (gains), net	158	172	(14)	(8.1)	(23)	296	(319)	(107.8)
Other	787	703	84	11.9	1,470	1,385	85	6.1
Total non-interest expense	$9,267	$8,811	$456	5.2%	$17,975	$17,518	$457	2.6%
Efficiency ratio *	74.5%	73.2%			73.6%	73.7%
Salaries and benefits as a % of total non-interest expense	55.8%	56.3%			58.3%	57.0%
Number of full-time equivalent employees	337	342			337	342

 * Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $456,000, or 5.2%, to $9.3 million for the quarter ended June 30, 2015 compared to $8.8 million for the quarter ended June 30, 2014, and increased $457,000, or 2.6%, to $18.0 million for the six months ended June 30, 2015 compared to $17.5 million for the six months ended June 30, 2014.

Employee benefits increased $129,000, or 10.8%, to $1.3 million for the quarter ended June 30, 2015 compared to $1.2 million for the quarter ended June 30, 2014, and increased $394,000, or 16.3%, to 2.8 million for the six months ended June 30, 2015 compared to $2.4 million for the six months ended June 30, 2014. The increase was primarily due to a $159,000 and $390,000 increase in the 401(k) profit-sharing and pension expenses for the three and six months ended June 30, 2015, respectively.

Legal, examination, and professional fees increased $57,000, or 20.2%, to 339,000 for the quarter ended June 30, 2015 compared to $282,000 for the quarter ended June 30, 2014, and increased $102,000, or 20.1%, to $610,000 for the six months ended June 30, 2015 compared to $508,000 for the six months ended June 30, 2014. The increase for the quarter ended June 30, 2015 over quarter ended June 30, 2014 primarily consisted of an increase in legal fees related to a class action law suit partially offset by a decrease in consulting fees. The increase for the six months ended June 30, 2015 over the six months ended June 30, 2014 primarily consisted of an increase in audit and tax fees and legal fees related to a class action law suit.

Real estate foreclosure expense and (gains), net decreased $14,000, or 8.1%, to $158,000 for the quarter ended June 30, 2015 compared to $172,000 for the quarter ended June 30, 2014, and decreased $319,000, or 107.8%, to $(23,000) for the six months ended June 30, 2015 compared to $296,000 for the six months ended June 30, 2014.

Net gains recognized on other real estate owned were $4,000 and $254,000 for the three and six months ended June 30, 2015 compared to net losses of $44,000 and $21,000 for the three and six months ended June 30, 2014. Expenses to maintain these foreclosed properties were $162,000 and $231,000 for the three and six months ended June 30, 2015 compared to $129,000 and $275,000 for the three and six months ended June 30, 2014. Gains were recognized on two properties sold during the first quarter of 2015 resulting in a net gain for the six months ended June 30, 2015.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.2% for the quarter ended June 30, 2015 compared to 34.8% for the quarter ended June 30, 2014, and 34.3% for the six months ended June 30, 2015 compared to 34.7% for the six months ended June 30, 2014.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 70.9% of total assets as of June 30, 2015 compared to 72.9% as of December 31, 2014.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Commercial, financial, and agricultural	$162,067	$154,834
Real estate construction - residential	12,088	18,103
Real estate construction - commercial	48,508	48,822
Real estate mortgage - residential	242,095	247,117
Real estate mortgage - commercial	378,398	372,321
Installment loans to individuals	20,498	20,016
Total loans	$863,654	$861,213
Percent of categories to total loans:
Commercial, financial, and agricultural	18.8%	18.0%
Real estate construction - residential	1.4	2.1
Real estate construction - commercial	5.6	5.7
Real estate mortgage - residential	28.0	28.7
Real estate mortgage - commercial	43.8	43.2
Installment loans to individuals	2.4	2.3
Total	100.0%	100.0%

The Company experienced positive trends in commercial, financial, and agricultural loans, and real estate mortgage commercial loans at June 30, 2015 compared to December 31, 2014, and real estate construction loans and real estate mortgage residential loans saw a slight decrease. At both June 30, 2015 and December 31, 2014, the Company benefited from commercial borrowers being more willing to expand operations, and new calling programs resulted in new customers and expanded loan relationships with existing customers. The Company extends credit to its local community market through traditional real estate mortgage products. The Company does not participate in extending credit to sub-prime residential real estate markets. The Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended June 30, 2015, the Company saw an increase in refinancing activity due to low interest rates and uncertainty of rate increases by the Federal Reserve. The Company sold loans of $16.9 million and $28.9 million for the three and six months ended June 30, 2015, respectively, compared to $8.6 million and $14.5 million for the three and six months ended June 30, 2014, respectively. Refinancing activity during the first six months of 2015 impacting both the volume of loans sold and gains recognized contributed to this increase. At June 30, 2015, the Company was servicing approximately $312.6 million of loans sold to the secondary market compared to $313.9 million at December 31, 2014, and $315.3 million at June 30, 2014.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2015	2014
Nonaccrual loans:
Commercial, financial, and agricultural	$3,583	$5,279
Real estate construction - residential	0	1,751
Real estate construction - commercial	1,934	2,096
Real estate mortgage - residential	3,370	4,419
Real estate mortgage - commercial	2,719	4,465
Installment loans to individuals	124	233
Total	$11,730	$18,243
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$24	$0
Real estate construction - residential	0	0
Real estate construction - commercial	0	56
Real estate mortgage - residential	208	0
Real estate mortgage - commercial	0	0
Installment loans to individuals	0	2
Total	$232	$58
Performing Troubled debt restructurings	6,095	17,720
Total nonperforming loans	18,057	36,021
Other real estate owned and repossessed assets	12,516	11,885
Total nonperforming assets	$30,573	$47,906

Loans	$863,654	$861,213
Allowance for loan losses to loans	1.16%	1.06%
Nonperforming loans to loans	2.09%	4.18%
Allowance for loan losses to nonperforming loans	55.30%	25.26%
Allowance for loan losses to nonperforming loans, excluding performing TDR's	83.48%	49.72%
Nonperforming assets to loans, other real estate owned and foreclosed assets	2.54%	5.49%

Total nonperforming assets totaled $30.6 million at June 30, 2015 compared to $47.9 million at December 31, 2014. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $18.1 million, or 2.09%, of total loans at June 30, 2015 compared to $36.0 million, or 4.18%, of total loans at December 31, 2014. Non-accrual loans included $1.6 million of loans classified as TDRs at both June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, approximately $7.1 million and $9.6 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2015 and December 31, 2014, respectively.

Total non-accrual loans at June 30, 2015 decreased $6.5 million to $11.7 million from December 31, 2014. This decrease primarily consisted of a $1.7 million decrease in commercial, financial and agricultural loans, $1.8 million decrease in real estate construction – residential loans, $1.0 million decrease in real estate mortgage - residential loans, and a $1.7 million decrease in real estate mortgage – commercial loans. The decrease in non-accrual loans primarily resulted from the sale of a piece of collateral, transfers of impaired loans to other real estate owned and repossessed assets, and four loan relationships that returned to performing status.

Loans past due 90 days and still accruing interest at June 30, 2015 were $232,000 compared to $58,000 at December 31, 2014. Other real estate and foreclosed assets at June 30, 2015 were $12.5 million compared to $11.9 million at December 31, 2014. During the six months ended June 30, 2015, $1.5 million of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $305,000 during the six months ended June 30, 2014.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2015			December 31, 2014
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	9	$842	$75	10	$2,262	$6
Real estate mortgage - residential	8	3,422	884	6	3,459	752
Real estate mortgage - commercial	3	1,831	-	8	11,999	-
Total performing TDRs	20	$6,095	$959	24	$17,720	$758
Nonperforming TDRs
Commercial, financial and agricultural	1	$56	$-	2	$71	$-
Real estate mortgage - residential	3	635	120	2	347	140
Real estate mortgage - commercial	5	899	228	3	1,167	10
Total nonperforming TDRs	9	$1,590	$348	7	$1,585	$150
Total TDRs	29	$7,685	$1,307	31	$19,305	$908

At June 30, 2015, loans classified as TDRs totaled $7.7 million, of which $1.6 million were classified as nonperforming TDRs and included in non-accrual loans and $6.1 million were classified as performing TDRs. At December 31, 2014, TDRs totaled $19.3 million, of which $1.6 million were classified as nonperforming TDRs included in non-accrual loans and $17.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.3 million and $1.0 million related to TDRs were allocated to the allowance for loan losses at June 30, 2015 and December 31, 2014, respectively. The net decrease in total TDRs from December 31, 2014 to June 30, 2015 was primarily due to $2.0 million additions to TDRs that were offset by $134,000 charged off, approximately $1.3 million of payments received, and $12.2 million from four loan relationships moved to performing loans due to subsequent restructuring at market rates and terms followed by satisfactory payment performance.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2015	2014
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,124	$1,779
Real estate construction - residential	17	171
Real estate construction - commercial	414	466
Real estate mortgage - residential	2,332	2,527
Real estate mortgage - commercial	3,870	3,846
Installment loans to individuals	185	270
Unallocated	44	40
Total	$9,986	$9,099

The allowance for loan losses was $10.0 million, or 1.16%, of loans outstanding at June 30, 2015 compared to $9.1 million, or 1.06%, of loans outstanding at December 31, 2014, and $12.1 million, or 1.42%, of loans outstanding at June 30, 2014. The ratio of the allowance for loan losses to nonperforming loans, excluding TDR’s – accruing, was 55.30% at June 30, 2015, compared to 49.72% at December 31, 2014, and 46.30% at June 30, 2014.

Provision

The provision for loan losses was $250,000 for the three and six months ended June 30, 2015 compared to no provision for the three and six months ended June 30, 2014. The increase over 2014 was primarily due to an increase in specific reserves primarily related to two loan relationships.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Analysis of allowance for loan losses:
Balance beginning of period	$9,761	$12,845	$9,099	$13,719
Charge-offs:
Commercial, financial, and agricultural	122	54	150	186
Real estate construction - residential	-	-	-	60
Real estate construction - commercial	5	77	5	491
Real estate mortgage - residential	140	75	211	194
Real estate mortgage - commercial	8	705	32	1,073
Installment loans to individuals	113	114	161	198
Total charge-offs	388	1,025	559	2,202
Recoveries:
Commercial, financial, and agricultural	$40	$111	$615	$227
Real estate construction - residential	117	59	294	60
Real estate mortgage - residential	47	14	59	126
Real estate mortgage - commercial	117	77	152	93
Installment loans to individuals	42	69	76	127
Total recoveries	363	330	1,196	633
Net charge-offs	25	695	(637)	1,569
Provision for loan losses	250	-	250	-
Balance end of period	$9,986	$12,150	$9,986	$12,150

Net Loan Charge-offs (Recoveries)

The Company’s net charge-offs were $25,000, 0.00% of average loans, for the quarter ended June 30, 2015 compared to $695,000, or 0.19%, of average loans, for the quarter ended June 30, 2014. As detailed in the table above, in addition to comparable recoveries for the quarter ended June 30, 2015 over the quarter ended June 30, 2014, the decrease in net charge-offs was primarily due to a $697,000 decrease in real estate mortgage – commercial charge-offs.

The Company’s net recoveries were $637,000 for the six months ended June 30, 2015, or (0.07)% of average loans, compared to net charge-offs of $1.6 million, or 0.19% of average loans, for the six months ended June 30, 2014. As detailed in the table above, the Company’s net recoveries for the six months ended June 30, 2015 were primarily due to one loan relationship in commercial loans, and one loan relationship in real estate construction loans. In addition to the recoveries recorded during the six months ended June 30, 2015, the Company also noted a decrease in charge-offs of $1.6 million compared to the six months ended June 30, 2014.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2015	2014
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$2,725	$1,749
Collectively evaluated for impairment - general reserves	7,261	7,350
Total	$9,986	$9,099

Specific reserves increased to $2.7 million at June 30, 2015 compared to $1.7 million at December 31, 2014. The increase in reserves from December 31, 2014 primarily occurred in commercial, financial, and agricultural loans, and real estate mortgage commercial loans. The increase in commercial, financial, and agricultural reserves primarily related to one loan relationship due to increased exposure resulting from liquidation of collateral during the current quarter. The increase in real estate mortgage reserves was primarily due to additional reserves required for one loan relationship resulting from the reevaluation of collateral values.

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2015, $2.7 million of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $17.8 million compared to $1.7 million of the Company’s allowance for loan losses (ALL) allocated to impaired loans totaling approximately $36.0 million at December 31, 2014. Management determined that $9.5 million, or

73%, of total impaired loans required no reserve allocation at June 30, 2015 compared to $28.5 million, or 79%, at December 31, 2014 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

	June 30,	December 31,
(In thousands)	2015	2014
Federal funds sold and other overnight interest-bearing deposits	$10,922	$20,445
Available-for-sale investment securities	239,487	198,998
Total	$250,409	$219,443

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $239.5 million at June 30, 2015 and included an unrealized net loss of $254,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $17.6 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2015 and December 31, 2014, the Company’s unpledged securities in the available for sale portfolio totaled approximately $57.9 million and $53.4 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,500	$3,504
Federal funds purchased and securities sold under agreements to repurchase	33,638	26,770
Other deposits	144,494	115,272
Total pledged, at fair value	$181,632	$145,546

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2015, such deposits totaled $671.7 million and represented 67.9% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $317.1 million at June 30, 2015. These accounts are normally considered more volatile and higher costing representing 32.1% of total deposits at June 30, 2015.

Core deposits at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Core deposit base:
Non-interest bearing demand	$206,478	$207,700
Interest checking	199,774	191,902
Savings and money market	265,479	250,157
Total	$671,731	$649,759

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2015, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $7.8 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2015. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2015, there was $25.8 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2015.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2015, the Bank had $47.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Borrowings:
Securities sold under agreements to repurchase	$25,842	$17,970
Federal Home Loan Bank advances	47,000	43,000
Subordinated notes	49,486	49,486
Total	$122,328	$110,456

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	June 30,				December 31,
	2015				2014
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$251,676	$3,430	$44,340	$299,446	$273,613	$3,433	$44,340	$321,386
Advances outstanding	(47,000)	0	0	(47,000)	(43,000)	0	0	(43,000)
Total available	$204,676	$3,430	$44,340	$252,446	$230,613	$3,433	$44,340	$278,386

At June 30, 2015, loans with a market value of $341.8 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2015, investments with a market value of $8.6 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $33.3 million at June 30, 2015 compared to $42.8 million at December 31, 2014. The $9.5 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2015. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $6.5 million for the six months ended June 30, 2015.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $46.7 million. The cash outflow primarily consisted of $67.6 million purchases of investment securities, partially offset by $25.1 million proceeds from maturities, calls, and pay-downs of investment securities.

Financing activities provided cash of $30.7 million, resulting primarily from a 23.2 million increase in interest bearing transaction accounts, $7.9 million increase in federal funds purchased and securities sold under agreements to repurchase, and $4.0 million net decrease in FHLB advances, partially offset by $1.2 million decrease in demand deposits, and a $2.6 million decrease in time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2015.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $151.5 million in unused loan commitments and standby letters of credit as of June 30, 2015. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $523,000 and $504,000 for the six months ended June 30, 2015 and 2014, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1.0 million in dividends to the Company during the six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, the Company had cash and cash equivalents totaling $795,000 and $1.0 million, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. The Company made a one-time election not to include accumulated other comprehensive income (AOCI) components in regulatory capital. Management believes, as of June 30, 2015 and December 31, 2014, the Company and the Bank each met all capital adequacy requirements.

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

The following table summarizes regulatory capital information as of June 30, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined. Regulatory capital ratios for June 30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2014 regulatory ratios were calculated in accordance with Basel I rules.

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2015
Total Capital (to risk-weighted assets):
Company	$141,610	14.97%	$75,678	8.00%	$	N.A.	N.A.
Bank	133,563	14.19	75,313	8.00		94,141	10.00%
Tier I Capital (to risk-weighted assets):
Company	$111,859	11.82%	$56,758	6.00%	$	N.A.	N.A.
Bank	123,417	13.11	56,485	6.00		75,313	8.00%
Common Equity Tier I Capital (to risk-weighted assets)
Company	$83,464	8.82%	$42,569	4.50%	$	N.A.	N.A.
Bank	123,417	13.11	42,363	4.50		61,192	6.50%
Tier I Capital (to adjusted average assets):
Company	$111,859	9.36%	$47,801	4.00%	$	N.A.	N.A.
Bank	123,417	10.44	47,294	4.00		59,118	5.00%

(in thousands)
December 31, 2014
Total Capital (to risk-weighted assets):
Company	$138,619	15.78%	$70,282	8.00%		N.A.	N.A.
Bank	128,311	14.78	69,430	8.00		$86,788	10.00%
Tier I Capital (to risk-weighted assets):
Company	$108,785	12.38%	$35,141	4.00%		N.A.	N.A.
Bank	119,212	13.74	34,715	4.00		$52,073	6.00%
Tier I capital (to adjusted average assets):
Company	$108,785	9.42%	$46,197	4.00%	$	N.A.	N.A.
Bank	119,212	10.42	45,784	4.00		57,230	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended June 30, 2015, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward)

applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2015. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$28,651	$14,501	$21,337	$22,510	$30,136	$122,352	$239,487
Federal funds sold and other over-night interest-bearing deposits	10,922	-	-	-	-	-	10,922
Other restricted investments	7,917	-	-	-	-	-	7,917
Loans	325,105	145,808	116,941	118,773	103,370	53,657	863,654
Total	$372,595	$160,309	$138,278	$141,283	$133,506	$176,009	$1,121,980

LIABILITIES
Savings, interest checking, and money market deposits	$257,987	$-	$207,266	$-	$-	$-	$465,253
Time deposits	208,303	62,028	28,091	13,139	5,574	-	317,135
Federal funds purchased and securities sold under agreements to repurchase	25,842	-	-	-	-	-	25,842
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	8,000	3,000	17,000	9,000	10,000	-	47,000
Total	$549,618	$65,028	$252,357	$22,139	$15,574	$-	$904,716
Interest-sensitivity GAP
Periodic GAP	$(177,023)	$95,281	$(114,079)	$119,144	$117,932	$176,009	$217,264
Cumulative GAP	$(177,023)	$(81,742)	$(195,821)	$(76,677)	$41,255	$217,264	$217,264

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.68	2.47	0.55	6.38	8.57	NM	1.24
Cumulative GAP	0.68	0.87	0.77	0.91	1.05	1.24	1.24

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended June 30, 2015.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2015.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Revenue from Contracts with Customers The FASB issued ASU 2014-09, Revenue from Contracts with Customers, in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning January 1, 2017 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company’s consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

Date
/s/ David T. Turner

August 14, 2015	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

August 14, 2015	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2015 Form 10-Q

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

