Form 10-Q
period 2015-09-30
HAWTHORN BANCSHARES, INC.
filed 2015-11-16
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015, the registrant had 5,443,344 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2015	2014
ASSETS
Cash and due from banks	$17,664	$22,364
Federal funds sold and other overnight interest-bearing deposits	14,463	20,445
Cash and cash equivalents	32,127	42,809
Investment in available-for-sale securities, at fair value	244,250	198,998
Other investments and securities, at cost	9,237	4,722
Total investment securities	253,487	203,720
Loans	879,474	861,213
Allowances for loan losses	(9,246)	(9,099)
Net loans	870,228	852,114
Premises and equipment - net	36,727	37,498
Mortgage servicing rights	2,774	2,762
Other real estate and repossessed assets - net	15,148	11,885
Accrued interest receivable	4,909	4,816
Cash surrender value - life insurance	2,329	2,284
Other assets	9,895	11,843
Total assets	$1,227,624	$1,169,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$209,714	$207,700
Savings, interest checking and money market	452,878	442,059
Time deposits $100,000 and over	138,891	134,945
Other time deposits	170,685	184,810
Total deposits	972,168	969,514
Federal funds purchased and securities sold under agreements to repurchase	27,762	17,970
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	80,000	43,000
Accrued interest payable	378	373
Other liabilities	10,757	8,820
Total liabilities	1,140,551	1,089,163
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,605,202 and 5,395,844 shares, respectively	5,605	5,396
Surplus	38,544	35,901
Retained earnings	46,979	44,016
Accumulated other comprehensive loss, net of tax	(538)	(1,228)
Treasury stock; 161,858 shares, at cost	(3,517)	(3,517)
Total stockholders’ equity	87,073	80,568
Total liabilities and stockholders’ equity	$1,227,624	$1,169,731

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$10,713	$10,146	$30,891	$30,059
Interest on investment securities:
Taxable	872	845	2,663	2,600
Nontaxable	169	180	524	543
Federal funds sold and other overnight interest-bearing deposits	3	5	24	23
Dividends on other securities	72	20	139	59
Total interest income	11,829	11,196	34,241	33,284
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	241	229	738	750
Time deposit accounts $100,000 and over	222	237	653	723
Other time deposits	269	331	831	1,067
Interest on federal funds purchased and securities sold under agreements to repurchase	12	5	28	14
Interest on subordinated notes	325	318	958	945
Interest on Federal Home Loan Bank advances	202	120	513	328
Total interest expense	1,271	1,240	3,721	3,827
Net interest income	10,558	9,956	30,520	29,457
Provision for loan losses	0	0	250	0
Net interest income after provision for loan losses	10,558	9,956	30,270	29,457
NON-INTEREST INCOME
Service charges and other fees	903	979	2,597	2,808
Bank card income and fees	632	621	1,849	1,780
Trust department income	235	211	714	641
Real estate servicing fees, net	177	86	357	285
Gain on sale of mortgage loans, net	322	330	1,103	778
Other	67	86	165	290
Total non-interest income	2,336	2,313	6,785	6,582
NON-INTEREST EXPENSE
Salaries and employee benefits	5,320	5,582	15,798	15,573
Occupancy expense, net	685	705	2,064	1,997
Furniture and equipment expense	464	438	1,379	1,334
Processing, network, and bank card expense	806	780	2,402	2,359
Legal, examination, and professional fees	332	341	943	849
FDIC insurance assessment	175	244	673	724
Advertising and promotion	273	305	780	852
Postage, printing, and supplies	250	268	794	813
Real estate foreclosure expense and (gains), net	(329)	361	(352)	657
Other	1,001	875	2,472	2,259
Total non-interest expense	8,977	9,899	26,953	27,417
Income before income taxes	3,917	2,370	10,102	8,622
Income tax expense	1,378	802	3,497	2,969
Net income	2,539	1,568	6,605	5,653
Basic earnings per share	$0.47	$0.29	$1.21	$1.04
Diluted earnings per share	$0.47	$0.29	$1.21	$1.04

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Net income	$2,539	$1,568	$6,605	$5,653
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	993	(328)	617	1,202
Adjustment for gain on sale of investment securities, net of tax	0	0	5	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	24	12	68	36
Total other comprehensive income (loss)	1,017	(316)	690	1,238
Total comprehensive income	$3,556	$1,252	$7,295	$6,891

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated
				Other		Total
				Comprehensive		Stock -
	Common		Retained	Income	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2013	$5,195	$33,385	$40,086	$(769)	$(3,517)	$74,380
Net income	0	0	5,653	0	0	5,653
Other comprehensive income	0	0	0	1,238	0	1,238
Stock dividend	201	2,496	(2,697)	0	0	0
Stock based compensation expense	0	15	0	0	0	15
Cash dividends declared, common stock	0	0	(765)	0	0	(765)
Balance, September 30, 2014	$5,396	$35,896	$42,277	$469	$(3,517)	$80,521

Balance, December 31, 2014	$5,396	$35,901	$44,016	$(1,228)	$(3,517)	$80,568
Net income	0	0	6,605	0	0	6,605
Other comprehensive income	0	0	0	690	0	690
Stock dividend	209	2,638	(2,847)	0	0	0
Stock based compensation expense	0	5	0	0	0	5
Cash dividends declared, common stock	0	0	(795)	0	0	(795)
Balance, September 30, 2015	$5,605	$38,544	$46,979	$(538)	$(3,517)	$87,073

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$6,605	$5,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	0
Depreciation expense	1,454	1,305
Net amortization of investment securities, premiums, and discounts	1,007	809
Stock based compensation expense	5	15
Change in fair value of mortgage servicing rights	291	386
Gain on sale of investment securities	(8)	0
Gain on sales and dispositions of premises and equipment	(8)	(41)
Gain on sales and dispositions of other real estate and repossessed assets	(151)	(149)
Provision for other real estate owned	(6)	450
Increase (decrease) in accrued interest receivable	(93)	264
Increase in cash surrender value -life insurance	(45)	(56)
Decrease (increase) in other assets	2,224	(181)
Increase (decrease) in accrued interest payable	5	(44)
Increase in other liabilities	1,251	2,603
Origination of mortgage loans for sale	(40,008)	(25,576)
Proceeds from the sale of mortgage loans	40,090	25,568
Gain on sale of mortgage loans, net	(1,103)	(778)
Other, net	(194)	(377)
Net cash provided by operating activities	11,566	9,851
Cash flows from investing activities:
Net increase in loans	(21,892)	(24,155)
Purchase of available-for-sale debt securities	(81,595)	(41,321)
Proceeds from maturities of available-for-sale debt securities	24,188	18,015
Proceeds from calls of available-for-sale debt securities	11,440	24,605
Proceeds from sales of available-for-sale debt securities	720	0
Proceeds from sales of FHLB stock	400	39
Purchases of FHLB stock	(4,915)	(440)
Purchases of premises and equipment	(709)	(1,181)
Proceeds from sales of premises and equipment	11	45
Proceeds from sales of other real estate and foreclosed assets	1,443	3,945
Net cash used in investing activities	(70,909)	(20,448)
Cash flows from financing activities:
Net increase in demand deposits	2,014	12,898
Net increase in interest-bearing transaction accounts	10,819	14,748
Net decrease in time deposits	(10,179)	(19,412)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	9,792	(11,541)
Repayment of FHLB advances	(55,000)	(10,000)
FHLB advances	92,000	21,000
Cash dividends paid - common stock	(785)	(755)
Net cash provided by financing activities	48,661	6,938
Net (decrease) increase in cash and cash equivalents	(10,682)	(3,659)
Cash and cash equivalents, beginning of period	42,809	28,439
Cash and cash equivalents, end of period	$32,127	$24,780

See accompanying notes to the consolidated financial statements. (unaudited)

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,717	$3,872
Income taxes	$1,559	$1,650
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$4,549	$1,817

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

 Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Commercial, financial, and agricultural	$173,485	$154,834
Real estate construction - residential	13,531	18,103
Real estate construction - commercial	32,560	48,822
Real estate mortgage - residential	249,512	247,117
Real estate mortgage - commercial	388,220	372,321
Installment and other consumer	22,166	20,016

Total loans	$879,474	$861,213

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and Lee’s Summit, Missouri. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At September 30, 2015, loans with a carrying value of $396.4 million, or $330.5 million fair value, were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended September 30, 2015
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$3,124	$17	$414	$2,332	$3,870	$185	$44	$9,986
Additions:
Provision for loan losses	439	(27)	137	(233)	(503)	66	121	0
Deductions:
Loans charged off	591	0	0	87	126	80	0	884
Less recoveries on loans	(28)	(28)	0	(45)	(5)	(38)	0	(144)
Net loans charged off	563	(28)	0	42	121	42	0	740
Balance at end of period	$3,000	$18	$551	$2,057	$3,246	$209	$165	$9,246

	Nine Months Ended September 30, 2015
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$1,779	$171	$466	$2,527	$3,846	$270	$40	$9,099
Additions:
Provision for loan losses	1,319	(475)	90	(277)	(598)	66	125	250
Deductions:
Loans charged off	741	0	5	298	159	241	0	1,444
Less recoveries on loans	(643)	(322)	0	(105)	(157)	(114)	0	(1,341)
Net loans (recovered) charged off	98	(322)	5	193	2	127	0	103
Balance at end of period	$3,000	$18	$551	$2,057	$3,246	$209	$165	$9,246

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at September 30, 2015 and December 31, 2014, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
September 30, 2015
Allowance for loan losses:
Individually evaluated for impairment	$305	$0	$8	$1,178	$459	$20	$0	$1,970
Collectively evaluated for impairment	2,695	18	543	879	2,787	189	165	7,276
Total	$3,000	$18	$551	$2,057	$3,246	$209	$165	$9,246
Loans outstanding:
Individually evaluated for impairment	$3,643	$0	$54	$6,891	$3,481	$141	$0	$14,210
Collectively evaluated for impairment	169,842	13,531	32,506	242,621	384,739	22,025	0	865,264
Total	$173,485	$13,531	$32,560	$249,512	$388,220	$22,166	$0	$879,474

December 31, 2014
Allowance for loan losses:
Individually evaluated for impairment	$134	$0	$0	$1,343	$246	$26	$0	$1,749
Collectively evaluated for impairment	1,645	171	466	1,184	3,600	244	40	7,350
Total	$1,779	$171	$466	$2,527	$3,846	$270	$40	$9,099
Loans outstanding:
Individually evaluated for impairment	$7,541	$1,750	$2,096	$7,878	$16,464	$234	$0	$35,963
Collectively evaluated for impairment	147,293	16,353	46,726	239,239	355,857	19,782	0	825,250
Total	$154,834	$18,103	$48,822	$247,117	$372,321	$20,016	$0	$861,213

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $14.2 million and $36.0 million at September 30, 2015 and December 31, 2014, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2015 and December 31, 2014, $11.9 million and $15.6 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2015, $2.0 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $14.2 million compared to $1.7 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $36.0 million at December 31, 2014. Management determined that $7.4 million, or 52%, of total impaired loans required no reserve allocation at September 30, 2015 compared to $28.5 million, or 79%, at December 31, 2014 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Non-accrual loans	$8,957	$18,243
Troubled debt restructurings continuing to accrue interest	5,253	17,720
Total impaired loans	$14,210	$35,963

The following tables provide additional information about impaired loans at September 30, 2015 and December 31, 2014, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2015
With no related allowance recorded:
Commercial, financial and agricultural	$2,877	$3,403	$0
Real estate - construction residential	0	0	0
Real estate - construction commercial	0	0	0
Real estate - residential	2,095	2,532	0
Real estate - commercial	2,450	2,579	0
Total	$7,422	$8,514	$0
With an allowance recorded:
Commercial, financial and agricultural	$766	$778	$305
Real estate - construction commercial	54	56	8
Real estate - residential	4,796	4,928	1,178
Real estate - commercial	1,031	1,315	459
Consumer	141	176	20
Total	$6,788	$7,253	$1,970
Total impaired loans	$14,210	$15,767	$1,970

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2014
With no related allowance recorded:
Commercial, financial and agricultural	$6,021	$6,232	$0
Real estate - construction residential	1,750	2,259	0
Real estate - construction commercial	2,096	2,319	0
Real estate - residential	3,213	3,270	0
Real estate - commercial	15,409	18,950	0
Consumer	36	36	0
Total	$28,525	$33,066	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,520	$1,528	$134
Real estate - construction residential	0	0	0
Real estate - construction commercial	0	0	0
Real estate - residential	4,665	3,546	1,343
Real estate - commercial	1,055	1,171	246
Consumer	198	237	26
Total	$7,438	$6,482	$1,749
Total impaired loans	$35,963	$39,548	$1,749

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$3,416	$6	$2,618	$22	$4,033	$33	$2,592	$69
Real estate - construction residential	0	0	16	2	1,101	0	65	2
Real estate - construction commercial	0	0	6,524	0	2,002	0	6,737	0
Real estate - residential	2,326	5	3,941	26	2,924	26	3,374	40
Real estate - commercial	2,958	17	12,578	84	8,978	103	12,334	255
Consumer	0	0	0	0	10	1	11	0
Total	$8,700	$28	$25,677	$134	$19,048	$163	$25,113	$366
With an allowance recorded:
Commercial, financial and agricultural	$787	$5	$1,940	$4	$1,389	$18	$2,128	$19
Real estate - construction residential	0	0	2,260	0	0	0	2,263	0
Real estate - construction commercial	55	0	0	0	28	0	56	93
Real estate - residential	4,850	30	5,458	0	4,713	80	5,384	11
Real estate - commercial	1,228	0	4,587	28	1,216	0	4,695	0
Consumer	162	0	310	11	209	0	324	0
Total	$7,082	$35	$14,555	$43	$7,555	$98	$14,850	$123
Total impaired loans	$15,782	$63	$40,232	$177	$26,603	$261	$39,963	$489

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $63,000 and $261,000, for the three months and nine months ended September 30, 2015, respectively, compared to $177,000 and $489,000 for the three and nine months ended September 30, 2014, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2015 and December 31, 2014.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2015
Commercial, Financial, and Agricultural	$170,230	$424	$0	$2,831	$173,485
Real Estate Construction - Residential	13,459	72	0	0	13,531
Real Estate Construction - Commercial	32,447	59	0	54	32,560
Real Estate Mortgage - Residential	244,144	1,431	348	3,589	249,512
Real Estate Mortgage - Commercial	385,253	625	0	2,342	388,220
Installment and Other Consumer	21,794	230	1	141	22,166
Total	$867,327	$2,841	$349	$8,957	$879,474
December 31, 2014
Commercial, Financial, and Agricultural	$149,366	$189	$0	$5,279	$154,834
Real Estate Construction - Residential	16,352	0	0	1,751	18,103
Real Estate Construction - Commercial	46,670	0	56	2,096	48,822
Real Estate Mortgage - Residential	239,469	3,229	0	4,419	247,117
Real Estate Mortgage - Commercial	366,653	1,203	0	4,465	372,321
Installment and Other Consumer	19,551	230	2	233	20,016
Total	$838,061	$4,851	$58	$18,243	$861,213

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at September 30, 2015 and December 31, 2014.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total

At September 30, 2015
Watch	$12,500	1,249	$1,146	$27,451	$28,987	$193	$71,526
Substandard	332	0	98	2,841	2,577	38	5,886
Performing TDRs	812	0	0	3,302	1,139	0	5,253
Non-accrual	2,831	0	54	3,589	2,342	141	8,957
Total	$16,475	$1,249	$1,298	$37,183	$35,045	$372	$91,622
At December 31, 2014
Watch	$13,651	$1,103	$4,757	$27,172	$18,191	$199	$65,073
Substandard	926	90	1,211	3,124	4,102	139	9,592
Performing TDRs	2,262	0	0	3,459	11,999	0	17,720
Non-accrual	5,279	1,751	2,096	4,419	4,465	233	18,243
Total	$22,118	$2,944	$8,064	$38,174	$38,757	$571	$110,628

Troubled Debt Restructurings

At September 30, 2015, loans classified as TDRs totaled $6.7 million, of which $1.4 million were classified as nonperforming TDRs and included in non-accrual loans and $5.3 million were classified as performing TDRs. At December 31, 2014, TDRs totaled $19.3 million, of which $1.6 million were classified as nonperforming TDRs included in non-accrual loans and $17.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.2 million and $1.0 million related to TDRs were allocated to the allowance for loan losses at September 30, 2015 and December 31, 2014, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Nine Months Ended September 30,
	2015			2014
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	3	$250	$240	3	$244	$225
Real estate mortgage - residential	3	510	352	1	1,256	1,171
Real estate mortgage - commercial	4	1,273	1,263	0	0	0
Total	10	$2,033	$1,855	4	$1,500	$1,396

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower due to deteriorated financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no modified loans that met the TDR criteria during the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, ten loans meeting the TDR criteria were modified compared to four loans during the nine months ended September 30, 2014.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses, provided for as a specific reserve within the allowance for loan losses, or in the process of foreclosure. There were no TDRs that defaulted within twelve months of its modification date during the three and nine months ended September 30, 2015 and 2014, respectively.

(3)	Other Real Estate and Repossessed Assets

	September 30,	December 31,
(in thousands)	2015	2014
Commercial, financial and agricultural	$585	$0
Real estate construction - residential	0	23
Real estate construction - commercial	12,380	9,831
Real estate mortgage - residential	483	417
Real estate mortgage - commercial	4,923	4,831
Repossessed assets	10	38
Total	$18,381	$15,140
Less valuation allowance for other real estate owned	(3,233)	(3,255)
Total other real estate and repossessed assets	$15,148	$11,885

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$15,749	$15,231	$15,140	$19,542
Additions	3,032	1,512	4,549	1,817
Proceeds from sales	(407)	(821)	(1,443)	(3,945)
Charge-offs against the valuation allowance for other real estate owned	0	(199)	(16)	(1,843)
Repossessed assets impairment write-downs	0	0	0	0
Net gain (loss) on sales	7	(3)	151	149
Total other real estate and repossessed assets	$18,381	$15,720	$18,381	$15,720
Less valuation allowance for other real estate owned	(3,233)	(3,282)	(3,233)	(3,282)
Balance at end of period	$15,148	$12,438	$15,148	$12,438

Net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $180,000 and $323,000 during the three and nine months ended September 30, 2015, respectively, compared to $51,000 and $280,000 during the three and nine months ended September 30, 2014, respectively.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$3,233	$3,205	$3,255	$4,675
Provision for other real estate owned	0	276	(6)	450
Charge-offs	0	(199)	(16)	(1,843)
Balance, end of period	$3,233	$3,282	$3,233	$3,282

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2015 and December 31, 2014 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
September 30, 2015
Government sponsored enterprises	$87,618	$444	$12	88,050
Asset-backed securities	122,348	1,046	668	122,726
Obligations of states and political subdivisions	32,935	555	16	33,474
Total available-for-sale securities	$242,901	$2,045	$696	$244,250

December 31, 2014
Government sponsored enterprises	$57,002	$240	$143	57,099
Asset-backed securities	106,726	855	1,119	106,462
Obligations of states and political subdivisions	34,925	583	71	35,437
Total available-for-sale securities	$198,653	$1,678	$1,333	$198,998

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

Other investments and securities primarily consist of Federal Home Loan Bank stock, subordinated debt securities, and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $9.2 million and $4.7 million as of September 30, 2015 and December 31, 2014, respectively.

Debt securities with carrying values aggregating approximately $208.9 million and $145.5 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$29,157	$29,204
Due after one year through five years	77,519	78,157
Due after five years through ten years	13,043	13,332
Due after ten years	834	831
Total	120,553	121,524
Asset-backed securities	122,348	122,726
Total available-for-sale securities	$242,901	$244,250

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2015
Government sponsored enterprises	$17,015	$(12)	$0	$0	$17,015	$(12)
Asset-backed securities	25,801	(136)	35,885	(532)	61,686	(668)
Obligations of states and political subdivisions	2,125	(14)	501	(2)	2,626	(16)
Total	$44,941	$(162)	$36,386	$(534)	$81,327	$(696)

(in thousands)
At December 31, 2014
Government sponsored enterprises	$2,983	$(4)	$17,862	$(139)	$20,845	$(143)
Asset-backed securities	10,314	(50)	45,445	(1,069)	55,759	(1,119)
Obligations of states and political subdivisions	3,667	(15)	1,942	(56)	5,609	(71)
Total	$16,964	$(69)	$65,249	$(1,264)	$82,213	$(1,333)

The total available for sale portfolio consisted of approximately 317 securities at September 30, 2015. The portfolio included 62 securities having an aggregate fair value of $81.3 million that were in a loss position at September 30, 2015. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $36.4 million at fair value. The $696,000 aggregate unrealized loss included in accumulated other comprehensive income at September 30, 2015 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality these investments were not considered other-than-temporarily impaired at September 30, 2015 and December 31, 2014, respectively. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that it will be required to sell such investment securities. There have been no investment securities gains and losses which have been recognized in earnings for the three months ended September 30, 2015 and 2014.

The table below presents the components of investment securities gains and losses which have been recognized in earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gains realized on sales	$0	$0	$8	$0
Losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$0	$0	$8	$0

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Mortgage Servicing Rights

At September 30, 2015, the Company was servicing approximately $311.8 million of loans sold to the secondary market compared to $313.9 million at December 31, 2014, and $315.3 million at September 30, 2014. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $206,000 and $648,000 for the three and nine months ended September 30, 2015, respectively, compared to $226,000 and $672,000 for the three and nine months ended September 30, 2014, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,727	$2,911	$2,762	$3,036
Originated mortgage servicing rights	76	95	303	217
Changes in fair value:
Due to change in model inputs and assumptions (1)	136	27	223	97
Other changes in fair value (2)	(165)	(166)	(514)	(483)
Balance at end of period	$2,774	$2,867	$2,774	$2,867

(1) The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2) Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Weighted average constant prepayment rate	10.06%	10.05%
Weighted average note rate	3.92%	4.00%
Weighted average discount rate	9.35%	9.18%
Weighted average expected life (in years)	5.80	5.90

(6)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 35.2% for the three months ended September 30, 2015 compared to 33.8% for the three months ended September 30, 2014. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.6% for the nine months ended September 30, 2015 compared to 34.4% for the nine months ended September 30, 2014

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at September 30, 2015 and, therefore, did not establish a valuation reserve.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive (loss) income for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$214	$(1,442)	$(1,228)
Other comprehensive income before reclassifications	996	0	996
Amounts reclassified from accumulated other comprehensive income	8	108	116
Current period other comprehensive income, before tax	1,004	108	1,112
Income tax expense	(382)	(40)	(422)
Current period other comprehensive income, net of tax	622	68	690
Balance at end of period	$836	$(1,374)	$(538)

	Nine months ended September 30, 2014
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(1,491)	$722	$(769)
Other comprehensive income before reclassifications	1,939	0	1,939
Amounts reclassified from accumulated other comprehensive income	0	59	59
Current period other comprehensive income, before tax	1,939	59	1,998
Income tax expense	(737)	(23)	(760)
Current period other comprehensive income, net of tax	1,202	36	1,238
Balance at end of period	$(289)	$758	$469

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Payroll taxes	$261	$272	$860	$840
Medical plans	491	510	1,462	1,512
401k match and profit sharing	225	159	720	488
Pension plan	348	236	1,044	708
Other	56	42	99	81
Total employee benefits	$1,381	$1,219	$4,185	$3,629

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

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2015	2014
Service cost - benefits earned during the year	$1,325	$981
Interest costs on projected benefit obligations	838	732
Expected return on plan assets	(957)	(872)
Expected administrative expenses	40	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	66	0
Net periodic pension expense	$1,391	$960

Pension expense - three months ended September 30, (actual)	$348	$236
Pension expense - nine months ended September 30, (actual)	$1,044	$708

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

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	100,361	$21.56
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(33,929)	21.66
Outstanding, September 30, 2015	66,432	$21.51	1.70	$0.00
Exercisable, September 30, 2015	58,949	$22.21	1.50	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2015.

Total stock-based compensation expense was $1,000 and $5,000 for the three and nine months ended September 30, 2015, respectively, compared to $5,000 and $15,000 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the total unrecognized compensation expense related to non-vested stock awards was $25,000 and the related weighted average period over which it is expected to be recognized is approximately 1.0 years.

(10)	Earnings per Share

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Net income available to shareholders	$2,539	$1,568	$6,605	$5,653
Basic earnings per share	$0.47	$0.29	$1.21	$1.04
Diluted earnings per share:
Net income available to shareholders	$2,539	$1,568	$6,605	$4,085
Average shares outstanding	5,443,344	5,443,344	5,443,344	5,443,344
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,443,344	5,443,344	5,443,344	5,443,344
Diluted earnings per share	$0.47	0.29	$1.21	1.04

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

Options to purchase 66,432 shares during the three and nine months ended September 30, 2015, compared to 101,330 shares during the three and nine months ended September 30, 2014 were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

(11)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of September 30, 2015 and December 31, 2014, respectively, there were no transfers into or out of Levels 1-3.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Government sponsored enterprises	$88,050	$0	$88,050	$0
Asset-backed securities	122,726	0	122,726	0
Obligations of states and political subdivisions	33,474	0	33,474	0
Mortgage servicing rights	2,774	0	0	2,774
Total	$247,024	$0	$244,250	$2,774

December 31, 2014
Assets:
Government sponsored enterprises	$57,099	$0	57,099	0
Asset-backed securities	106,462	0	106,462	0
Obligations of states and political subdivisions	35,437	0	35,437	0
Mortgage servicing rights	2,762	0	0	2,762
Total	$201,760	$0	$198,998	$2,762

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,727	$2,911	$2,762	$3,036
Total gains or losses (realized/unrealized):
Included in earnings	(29)	(139)	(291)	(386)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	76	95	303	217
Settlements	0	0	0	0
Balance at end of period	$2,774	$2,867	$2,774	$2,867

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Total gains (losses) included in earnings attributable to the change in unrealized gains or losses related to assets still held were $136,000 and $223,000 for the three and nine months ended September 30, 2015, respectively, compared to $27,000 and $97,000 for the three and nine months ended September 30, 2014, respectively. MSR values have been falling steadily since 2014. The lower values are primarily related to faster prepay speed assumptions, consistent with lower long term interest rates. (See table below) The cost of compliance with new government regulations also has had an impact.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Nine Months Ended September 30,
			2015	2014
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	10.06%	10.05%
		Weighted average discount rate	9.35%	9.18%
		Weighted average expected life (in years)	5.80	5.90

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2015, the Company identified $6.8 million in impaired loans that had specific allowances for losses aggregating $2.0 million. Related to these loans, there was $695,000 and $1.0 million in charge-offs recorded during the three and nine months ended September 30, 2015, respectively. As of September 30, 2014, the Company identified $14.7 million in impaired loans that had specific allowances for losses aggregating $4.7 million. Related to these loans, there was $204,000 and $2.1 million in charge-offs recorded during the three and nine months ended September 30, 2014, respectively.

Other Real Estate and Repossessed Assets

Other real estate and repossessed assets consisted of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate assets are recorded as held for sale initially at the lower of the loan balance or fair value of the collateral less estimated selling costs. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
		Quoted Prices			Three	Nine
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2015
Assets:
Impaired loans:
Commercial, financial, & agricultural	$462	$0	$0	$462	$(540)	$(561)
Real estate construction - residential	0	0	0	0	0	0
Real estate construction - commercial	45	0	0	45	0	0
Real estate mortgage - residential	3,618	0	0	3,618	(61)	(267)
Real estate mortgage - commercial	572	0	0	572	(89)	(118)
Consumer	121	0	0	121	(5)	(54)
Total	$4,818	$0	$0	$4,818	$(695)	$(1,000)
Other real estate and foreclosed assets	$15,148	$0	$0	$15,148	$(80)	$112

September 30, 2014
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,364	$0	$0	$1,364	$(28)	$(150)
Real estate construction - residential	1,767	0	0	1,767	0	(60)
Real estate construction - commercial	0	0	0	0	0	(491)
Real estate mortgage - residential	3,795	0	0	3,795	(41)	(179)
Real estate mortgage - commercial	2,887	0	0	2,887	(131)	(1,200)
Consumer	213	0	0	213	(4)	(74)
Total	$10,026	$0	$0	$10,026	$(204)	$(2,154)
Other real estate and repossessed assets	$12,438	$0	$0	$12,438	$(203)	$(1,733)

* Total gains (losses) reported for other real estate and repossessed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 is as follows:

			September 30, 2015
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2015		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$17,664	$17,664	$17,664	$0	$0
Federal funds sold and overnight interest-bearing deposits	14,463	14,463	14,463	0	0
Investment in available-for-sale securities	244,250	244,250	0	244,250	0
Loans, net	870,228	868,077	0	0	868,077
Investment in FHLB stock	4,590	4,590	0	4,590	0
Mortgage servicing rights	2,774	2,774	0	0	2,774
Cash surrender value - life insurance	2,329	2,329	0	2,329	0
Accrued interest receivable	4,909	4,909	4,909	0	0
	$1,161,207	$1,159,056	$37,036	$251,169	$870,851
Liabilities:
Deposits:
Non-interest bearing demand	$209,714	$209,714	$209,714	$0	$0
Savings, interest checking and money market	452,878	452,878	452,878	0	0
Time deposits	309,576	310,674	0	0	310,674
Federal funds purchased and securities sold under agreements to repurchase	27,762	27,762	27,762	0	0
Subordinated notes	49,486	35,056	0	35,056	0
Federal Home Loan Bank advances	80,000	82,572	0	82,572	0
Accrued interest payable	378	378	378	0	0
	$1,129,794	$1,119,034	$690,732	$117,628	$310,674

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at September 30, 2015 and December 31, 2014, respectively. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines.  At September 30, 2015, the Company was servicing 3,024 loans sold to the secondary market with a balance of approximately $311.8 million compared to 3,057 loans sold with a balance of approximately $313.9 million at December 31, 2014.

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2015, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amounts of off-balance-sheet financial instruments were as follows as of the dates indicated:

	September 30,	December 31,
(in thousands)	2015	2014
Commitments to extend credit	$147,341	$135,137
Commitments to originate residential first and second mortgage loans	5,097	1,640
Standby letters of credit	1,432	1,621
Total	153,870	138,398

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2015.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at September 30, 2015, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and Lee's Summit, Missouri.

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

Other Real Estate and Repossessed Assets

Other real estate and repossessed assets consist of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Other real estate assets are initially recorded as held for sale at the fair value of the collateral less estimated selling costs. Any adjustment is recorded as a charge-off against the allowance for loan losses. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. The write-downs are recorded as other real estate expense, net. The Company establishes a valuation allowance related to other real estate owned on an asset-by-asset basis. The valuation allowance is created during the holding period when the fair value less cost to sell is lower than the cost of the property.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2015 and 2014, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Per Share Data
Basic earnings per share	$0.47	$0.29	$1.21	$1.04
Diluted earnings per share	0.47	0.29	1.21	1.04
Dividends paid on common stock	262	252	785	755
Book value per share			16.00	14.79
Market price per share			13.97	13.22
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.84%	0.54%	0.74%	0.65%
Return on stockholders' equity	11.82%	7.71%	10.55%	9.69%
Stockholders' equity to total assets	7.09%	6.97%	7.00%	6.74%
Efficiency ratio (1)	69.62%	80.68%	72.25%	76.08%

(Based on end-of-period data)
Stockholders' equity to assets			7.09%	6.96%
Total Capital Ratio (to risk weighted assets)			14.91%	15.68%
Tier 1 Capital Ratio (to risk weighted assets)			12.01%	12.02%
Tier 1 Capital Ratio (to average assets) (2)			9.70%	9.18%
Common Equity Tier 1 Capital (to risk weighted assets) (3)			9.02%	NA %

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I Capital (leverage) Ratio is calculated by dividing Tier 1 capital by average total consolidated assets.
(3)	Calculated under Basel III rules, which became effective January 1, 2015.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change

Net interest income	$10,558	$9,956	$602	6.0%	$30,520	$29,457	$1,063	3.6%
Provision for loan losses	-	-	-	-	250	-	250	-
Noninterest income	2,336	2,313	23	1.0	6,785	6,582	203	3.1
Noninterest expense	8,977	9,899	(922)	(9.3)	26,953	27,417	(464)	(1.7)
Income before income taxes	3,917	2,370	1,547	65.3	10,102	8,622	1,480	17.2
Income tax expense	1,378	802	576	71.8	3,497	2,969	528	17.8
Net income	$2,539	$1,568	$971	61.9%	$6,605	$5,653	$952	16.8%

Business Events For the seventh consecutive year, on July 1, 2015, the Company distributed a four percent stock dividend to shareholders of record at the close of business on June 15, 2015. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect the stock dividend.

Consolidated net income increased $971,000 to $2.5 million, or $0.47 per diluted share, for the three months ended September 30, 2015 compared to $1.6 million, or $0.29 per diluted share, for the three months ended September 30, 2014. For the three months ended September 30, 2015, the return on average assets was 0.84%, the return on average stockholders’ equity was 11.82%, and the efficiency ratio was 69.62%.

Consolidated net income increased $952,000 to $6.6 million, or $1.21 per diluted share, for the nine months ended September 30, 2015 compared to $5.7 million, or $1.04 per diluted share, for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the return on average assets was 0.74%, the return on average stockholders’ equity was 10.55%, and the efficiency ratio was 72.25%.

Net interest income was $10.6 million and $30.5 million for the three and nine months ended September 30, 2015, respectively, compared to $10.0 million and $29.4 million for the three and nine months ended September 30, 2014, respectively. The net interest margin (expressed on a fully taxable equivalent basis) increased to 3.78% for the three months ended September 30, 2015 compared to 3.71% for the three months ended September 30, 2014, respectively, and remained consistent at 3.71% for both the nine months ended September 30, 2015 and 2014, respectively. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

No provision for loan losses was recorded for the third quarter of 2015 and $250,000 was recorded for the nine months ended September 30, 2015 compared to no provision for the three and nine months ended September 30, 2014. The increase over 2014 was primarily due to an increase in specific reserves primarily related to two loan relationships.

The Company’s net charge-offs were $740,000, or 0.08% of average loans, for the three months ended September 30, 2015 compared to $117,000, or 0.01% of average loans, for the three months ended September 30, 2014. The Company’s net charge-offs were $103,000 for the nine months ended September 30, 2015, or 0.01% of average loans, compared to net charge-offs of $1.7 million, or 0.20% of average loans, for the nine months ended September 30, 2014. Non-performing loans totaled $14.6 million, or 1.66% of total loans, at September 30, 2015 compared to $36.0 million, or 4.18% of total loans, at December 31, 2014, and $35.7 million, or 4.15% of total loans, at September 30, 2014. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $23,000, or 1.0%, for the three months ended September 30, 2015, and increased $203,000, or 3.1%, for the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense decreased $922,000, or 9.3%, for the three months ended September 30, 2015, and decreased $464,000, or 1.7%, for the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,
(In thousands)	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$165,978	$1,938	4.63%	$146,143	$1,749	4.75%
Real estate construction - residential	14,102	385	10.83	21,603	260	4.77
Real estate construction - commercial	41,977	709	6.70	63,071	657	4.13
Real estate mortgage - residential	245,660	2,849	4.60	235,124	2,790	4.71
Real estate mortgage - commercial	382,707	4,616	4.79	373,138	4,470	4.75
Consumer	21,036	268	5.05	18,683	259	5.50
Total loans	$871,460	$10,765	4.90%	$857,762	$10,185	4.71%
Investment securities: (3)
Government sponsored enterprises	$75,326	$261	1.37%	$63,211	$229	1.44%
Asset backed securities	125,188	598	1.90	112,350	601	2.12
State and municipal	33,984	265	3.09	34,195	284	3.30
Total investment securities	$234,498	$1,124	1.90%	$209,756	$1,114	2.11%
Other investments and securities, at cost	8,485	72	3.37	4,123	20	1.92
Federal funds sold and interest bearing deposits in other financial institutions	8,347	3	0.14	7,056	5	0.28
Total interest earning assets	$1,122,790	$11,964	4.23%	$1,078,697	$11,324	4.16%
All other assets	90,248			92,234
Allowance for loan losses	(9,971)			(12,180)
Total assets	$1,203,067			$1,158,751
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$191,026	$114	0.24%	$195,162	$115	0.23%
Savings	90,851	12	0.05	83,837	12	0.06
Money market	176,380	115	0.26	164,001	102	0.25
Time deposits of $100,000 and over	137,542	222	0.64	142,806	237	0.66
Other time deposits	172,945	269	0.62	194,144	331	0.68
Total time deposits	$768,744	$732	0.38%	$779,950	$797	0.41%
Federal funds purchased and securities sold under agreements to repurchase	26,296	11	0.17	21,029	5	0.09
Subordinated notes	49,486	326	2.61	49,486	318	2.55
Federal Home Loan Bank Advances	61,207	202	1.31	28,043	120	1.70
Total borrowings	$136,989	$539	1.56%	$98,558	$443	1.78%
Total interest bearing liabilities	$905,733	$1,271	0.56%	$878,508	$1,240	0.56%
Demand deposits	202,138			193,230
Other liabilities	9,937			6,297
Total liabilities	1,117,808			1,078,035
Stockholders' equity	85,259			80,716
Total liabilities and stockholders' equity	$1,203,067			$1,158,751
Net interest income (FTE)		10,693			10,084
Net interest spread			3.67%			3.60%
Net interest margin			3.78%			3.71%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $135,000 and $128,000 for the three months ended September 30, 2015 and 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
(In thousands)	2015			2014
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$157,077	$5,594	4.76%	$142,802	$5,060	4.74%
Real estate construction - residential	15,077	789	7.00	22,894	755	4.41
Real estate construction - commercial	46,055	1,776	5.16	59,851	1,902	4.25
Real estate mortgage - residential	246,399	8,633	4.68	231,493	8,312	4.80
Real estate mortgage - commercial	378,344	13,455	4.75	373,427	13,351	4.78
Consumer	20,304	798	5.25	18,972	789	5.56
Total loans	$863,256	$31,045	4.81%	$849,439	$30,169	4.75%
Investment securities: (3)
U.S. Treasury	$0	$0	0.00%	$382	$3	1.05%
Government sponsored enterprises	73,680	772	1.40	66,627	697	1.40
Asset backed securities	126,256	1,848	1.96	111,498	1,859	2.23
State and municipal	34,834	828	3.18	33,319	854	3.43
Total investment securities	$234,770	$3,448	1.96%	$211,826	$3,413	2.15%
Other investments and securities, at cost	6,252	138	2.95	4,044	59	1.95
Federal funds sold and interest bearing deposits in other financial institutions	11,716	24	0.27	10,428	23	0.29
Total interest earning assets	$1,115,994	$34,655	4.15%	$1,075,737	$33,664	4.18%
All other assets	89,568			94,310
Allowance for loan losses	(9,757)			(12,895)
Total assets	$1,195,805			$1,157,152
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$205,448	$375	0.24%	$204,141	$406	0.27%
Savings	88,651	36	0.05	82,157	45	0.07
Money market	173,014	328	0.25	162,753	299	0.25
Time deposits of $100,000 and over	138,598	653	0.63	143,934	723	0.67
Other time deposits	177,617	830	0.62	198,778	1,068	0.72
Total time deposits	$783,328	$2,222	0.38%	$791,763	$2,541	0.43%
Federal funds purchased and securities sold under agreements to repurchase	22,589	28	0.17	20,085	13	0.09
Subordinated notes	49,486	958	2.59	49,486	945	2.55
Federal Home Loan Bank Advances	47,960	513	1.43	25,747	328	1.70
Total borrowings	$120,035	$1,499	1.67%	$95,318	$1,286	1.80%
Total interest bearing liabilities	$903,363	$3,721	0.55%	$887,081	$3,827	0.58%
Demand deposits	198,690			185,843
Other liabilities	10,085			6,231
Total liabilities	1,112,138			1,079,155
Stockholders' equity	83,667			77,997
Total liabilities and stockholders' equity	$1,195,805			$1,157,152
Net interest income (FTE)		30,934			29,837
Net interest spread			3.60%			3.60%
Net interest margin			3.71%			3.71%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $414,000 and $380,000 for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$189	$232	$(43)	$534	$508	$26
Real estate construction - residential	125	(115)	240	34	(314)	348
Real estate construction - commercial	52	(268)	320	(126)	(487)	361
Real estate mortgage - residential	59	123	(64)	321	526	(205)
Real estate mortgage - commercial	146	116	30	104	175	(71)
Consumer	9	31	(22)	9	53	(44)
Investment securities: (3)
U.S. Treasury	0	0	0	(3)	(1)	(2)
Government sponsored entities	32	42	(10)	75	74	1
Asset backed securities	(3)	65	(68)	(11)	230	(241)
State and municipal	(19)	(2)	(17)	(26)	38	(64)
Other investments and securities, at cost	52	30	22	79	41	38
Federal funds sold and interest bearing deposits in other financial institutions	(2)	1	(3)	1	3	(2)
Total interest income	640	255	385	991	846	145
Interest expense:
NOW accounts	(1)	(2)	1	(31)	3	(34)
Savings	0	1	(1)	(9)	4	(13)
Money market	13	8	5	29	19	10
Time deposits of $100,000 and over	(15)	(9)	(6)	(70)	(26)	(44)
Other time deposits	(62)	(34)	(28)	(238)	(107)	(131)
Federal funds purchased and securities sold under agreements to repurchase	6	1	5	15	2	13
Subordinated notes	8	0	8	13	0	13
Federal Home Loan Bank advances	82	115	(33)	185	245	(60)
Total interest expense	31	80	(49)	(106)	140	(246)
Net interest income on a fully taxable equivalent basis	$609	$175	$434	$1,097	$706	$391

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $135,000 and $414,000 for the three and nine months September 30, 2015, respectively, compared to $128,000 and $380,000 for the three and nine months ended September 30, 2014, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, reflected an increase in net interest income, on a tax equivalent basis, of $609,000, or 6.04%, respectively, and financial results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 reflected an increase of $1.1 million, or 3.68%, respectively.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.78% for the three months ended September 30, 2015 compared to 3.71% for the three months ended September 30, 2014, respectively, and remained consistent at 3.71% for both the nine months ended September 30, 2015 and 2014, respectively.

The increase in net interest income for the three and nine months ended September 30, 2015 over the three and nine months ended September 30, 2014 was primarily due to an increase in average earning assets. The increase in the net interest margin quarter over quarter was primarily due to interest recognized on two construction loans.

Average interest-earning assets increased $44.1 million, or 4.09%, to $1.12 billion for the three months ended September 30, 2015 compared to $1.08 billion for the three months ended September 30, 2014, and average interest bearing liabilities increased $27.2 million, or 3.10%, to $905.7 million for the three months ended September 30, 2015 compared to $878.5 million for the three months ended September 30, 2014.

Average interest-earning assets increased $40.3 million, or 3.74%, to $1.16 billion for the nine months ended September 30, 2015 compared to $1.08 billion for the nine months ended September 30, 2014, and average interest bearing liabilities increased $16.3 million, or 1.84%, to $903.4 million for the nine months ended September 30, 2015 compared to $887.1 million for the nine months ended September 30, 2014.

Total interest income (expressed on a fully taxable equivalent basis) increased to $12.0 million and $34.7 million for the three and nine months ended September 30, 2015, respectively, compared to $11.3 million and $33.7 million for the three and nine months ended September 30, 2014, respectively. The Company’s rates earned on interest earning assets were 4.23% and 4.15% for the three and nine months ended September 30, 2015, respectively, compared to 4.16% and 4.18% for the three and nine months ended September 30, 2014, respectively.

Interest income on loans was $10.8 million and $31.0 million for the three and nine months ended September 30, 2015, respectively, compared to $10.2 million and $30.2 million for the three and nine months ended September 30, 2014, respectively.

Average loans outstanding increased $13.7 million, or 1.6%, to $871.5 million for the three months ended September 30, 2015 compared to $857.8 million for the three months ended September 30, 2014. The average yield on loans receivable increased to 4.90% for the three months ended September 30, 2015 compared to 4.71% for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, average loans outstanding increased $13.8 million, or 1.6%, to $863.3 million compared to $849.4 million for the nine months ended September 30, 2014. The average yield on loans receivable increased to 4.81% for the nine months ended September 30, 2015 compared to 4.75% for the nine months ended September 30, 2014. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense was $1.3 million and $3.7 million for the three and nine months ended September 30, 2015, respectively, compared to $1.2 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. The Company’s rates paid on interest bearing liabilities were 0.56% and 0.55% for the three and nine months ended September 30, 2015 compared to 0.56% and 0.58% for the three and nine months ended September 30, 2014, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $732,000 and $2.2 million for the three and nine months ended September 30, 2015, respectively, compared to $797,000 and $2.5 million for the three and nine months ended September 30, 2014, respectively.

Average time deposits decreased $11.2 million, or 1.44%, to $768.7 million for the three months ended September 30, 2015 compared to $779.9 million for the three months ended September 30, 2014. The average cost of deposits decreased to 0.38% for the three months ended September 30, 2015 compared to 0.41% for the three months ended September 30, 2014 primarily as a result of lower market interest rates.

For the nine months ended September 30, 2015, average time deposits decreased $8.4 million, or 1.07%, to $783.3 million for the nine months ended September 30, 2015 compared to $791.7 million for the nine months ended September 30, 2014. The average cost of deposits decreased to 0.38% for the nine months ended September 30, 2015 compared to 0.43% for the nine months ended September 30, 2014 primarily as a result of lower market interest rates.

Interest expense on borrowings increased to $539,000 and $1.5 million for the three and nine months ended September 30, 2015, respectively, compared to $443,000 and $1.3 million for the three and nine months ended September 30, 2014, respectively. Average borrowings increased to $137.0 million and $120.0 million for the three and nine months ended September 30, 2015, respectively, compared to $98.6 million and $95.3 million for the three and nine months ended September 30, 2014, respectively. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In thousands)	2015	2014	Change	Change	2015	2014	Change	Change
Non-interest Income
Service charges and other fees	$903	$979	$(76)	(7.8)%	$2,597	$2,808	$(211)	(7.5)%
Bank card income and fees	632	621	11	1.8	1,849	1,780	69	3.9
Trust department income	235	211	24	11.4	714	641	73	11.4
Real estate servicing fees, net	177	86	91	105.8	357	285	72	25.3
Gain on sales of mortgage loans, net	322	330	(8)	(2.4)	1,103	778	325	41.8
Other	67	86	(19)	(22.1)	165	290	(125)	(43.1)
Total non-interest income	$2,336	$2,313	$23	1.0%	$6,785	$6,582	$203	3.1%

Non-interest income as a % of total revenue *	18.1%	18.9%			18.2%	18.3%
Total revenue per full time equivalent employee	$37.9	$35.7			$109.7	$104.8

* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income was consistent at $2.3 million for both quarters ended September 30, 2015 and 2014, and increased $203,000, or 3.1%, to $6.8 million for the nine months ended September 30, 2015 compared to $6.6 million for the nine months ended September 30, 2014.

Real estate servicing fees, net of the change in the valuation of mortgage servicing rights increased $91,000 to $177,000 for the quarter ended September 30, 2015 compared to $86,000 for the quarter ended September 30, 2014, and increased $72,000 to $357,000 for the nine months ended September 30, 2015 compared to $285,000 for the nine months ended September 30, 2014.

Mortgage loan servicing fees earned on loans sold were $206,000 and $648,000 for the three and nine months ended September 30, 2015, respectively, compared to $226,000 and $672,000 for the three and nine months ended September 30, 2014.

The change in valuation of mortgage servicing rights arising from inputs and assumptions increased $136,000 for the quarter ended September 30, 2015 compared to a $27,000 increase for the quarter ended September 30, 2014, and increased $223,000 for the nine months ended September 30, 2015 compared to a $97,000 increase for the nine months ended September 30, 2014. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $(165,000) for the quarter ended September 30, 2015 compared to $(166,000) for the quarter ended September 30, 2014, and $(514,000) for the nine months ended September 30, 2015 compared to $(483,000) for the nine months ended September 30, 2014. The Company was servicing $311.8 million of mortgage loans at September 30, 2015 compared to $313.9 million and $315.3 million at December 31, 2014 and September 30, 2014, respectively.

Gain on sales of mortgage loans decreased $8,000, or 2.4%, to $322,000 for the quarter ended September 30, 2015 compared to $330,000 for the quarter ended September 30, 2014, and increased $325,000, or 41.8%, to $1.1 million for the nine months ended September 30, 2015 compared to $778,000. The Company sold loans of $11.2 million and $40.1 million for the three and nine months ended September 30, 2015, respectively, compared to $11.0 million and $25.6 million for the three and nine months ended September 30, 2014, respectively. Refinancing activity during the first nine months of 2015 impacting both the volume of loans sold and gains recognized contributed to this increase.

Other income decreased $19,000, or 22.1%, to $67,000 for the quarter ended September 30, 2015 compared to $86,000 for the quarter ended September 30, 2014, and decreased $125,000, or 43.1%, to $165,000 for the nine months ended September 30, 2015 compared to $290,000. The decrease in other income primarily related to a decrease in rental income received on other real estate owned during 2014 and an increase in the servicing repurchase liability during the first quarter of 2015 for reimbursement of costs incurred by Freddie Mac related to a foreclosure.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Non-interest Expense
Salaries	$3,939	$4,363	$(424)	(9.7)%	$11,613	$11,944	$(331)	(2.8)%
Employee benefits	1,381	1,219	162	13.3	4,185	3,629	556	15.3
Occupancy expense, net	685	705	(20)	(2.8)	2,064	1,997	67	3.4
Furniture and equipment expense	464	438	26	5.9	1,379	1,334	45	3.4
Processing, network, and bank card expense	806	780	26	3.3	2,402	2,359	43	1.8
Legal, examination, and professional fees	332	341	(9)	(2.6)	943	849	94	11.1
FDIC insurance assessment	175	244	(69)	(28.3)	673	724	(51)	(7.0)
Advertising and promotion	273	305	(32)	(10.5)	780	852	(72)	(8.5)
Postage, printing, and supplies	250	268	(18)	(6.7)	794	813	(19)	(2.3)
Real estate foreclosure expense and (gains), net	(329)	361	(690)	(191.1)	(352)	657	(1,009)	(153.6)
Other	1,001	875	126	14.4	2,472	2,259	213	9.4

Total non-interest expense	$8,977	$9,899	$(922)	(9.3)%	$26,953	$27,417	$(464)	(1.7)%
Efficiency ratio *	69.6%	80.7%			72.3%	76.1%
Salaries and benefits as a % of total non-interest expense	59.3%	56.4%			58.6%	56.8%
Number of full-time equivalent employees	340	344			340	344

* Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense decreased $922,000, or 9.3%, to $9.0 million for the quarter ended September 30, 2015 compared to $9.9 million for the quarter ended September 30, 2014, and decreased $464,000, or 1.7%, to $26.9 million for the nine months ended September 30, 2015 compared to $27.4 million for the nine months ended September 30, 2014.

Salary expense decreased $424,000, or 9.7%, to $3.9 million for the quarter ended September 30, 2015 compared to $4.4 million for the quarter ended September 30, 2014, and decreased $331,000, or 2.8%, to 11.6 million for the nine months ended September 30, 2015 compared to $11.9 million for the nine months ended September 30, 2014. The decrease for both the three and nine months ended September 30, 2015 was primarily due to the accrual of a new incentive program approved by the Board of Directors in the third quarter of 2014.

Employee benefits increased $162,000, or 13.3%, to $1.4 million for the quarter ended September 30, 2015 compared to $1.2 million for the quarter ended September 30, 2014, and increased $556,000, or 15.3%, to 2.8 million for the nine months ended September 30, 2015 compared to $3.6 million for the nine months ended September 30, 2014. The increase was primarily due to a $178,000 and $568,000 increase in the 401(k) profit-sharing and pension expenses for the three and nine months ended September 30, 2015, respectively.

FDIC insurance assessment decreased $69,000, or 28.3%, to 175,000 for the quarter ended September 30, 2015 compared to $244,000 for the quarter ended September 30, 2014, and decreased $51,000, or 07.0%, to $673,000 for the nine months ended September 30, 2015 compared to $724,000 for the nine months ended September 30, 2014. The decrease for the quarter and nine months ended September 30, 2015 over the prior periods primarily consisted of a decrease in the assessment base.

Real estate foreclosure expense and (gains), net decreased $690,000, or 191.1%, to $(329,000) for the quarter ended September 30, 2015 compared to $361,000 for the quarter ended September 30, 2014, and decreased $1.0 million, or 153.6%, to $(352,000) for the nine months ended September 30, 2015 compared to $657,000 for the nine months ended September 30, 2014.

Net gains recognized on other real estate owned were $435,000 and $690,000 for the three and nine months ended September 30, 2015 compared to net losses of $21,000 and $295,000 for the three and nine months ended September 30, 2014. Expenses to maintain these foreclosed properties were $107,000 and $338,000 for the three and nine months ended September 30, 2015 compared to $87,000 and $362,000 for the three and nine months ended September 30, 2014. Gains were recognized on two properties sold during the first quarter of 2015 and one new foreclosure in the third quarter resulting in a net gain for both the three and nine months ended September 30, 2015.

Other non-interest expense increased $126,000, or 14.4%, to $1.0 million for the quarter ended September 30, 2015 compared to $875,000 for the quarter ended September 30, 2014, and increased $213,000, or 9.4%, to $2.5 million for the nine months ended September 30, 2015 compared to $2.3 million for the nine months ended September 30, 2014. The increase was primarily due to a $176,000 impairment write-down on a building held for sale partially offset by the $136,000 loss recorded due to employee fraud that management discovered during the third quarter of 2014.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 35.2% for the quarter ended September 30, 2015 compared to 33.8% for the quarter ended September 30, 2014, and 34.6% for the nine months ended September 30, 2015 compared to 34.4% for the nine months ended September 30, 2014.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 70.9% of total assets as of September 30, 2015 compared to 72.9% as of December 31, 2014.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Commercial, financial, and agricultural	$173,485	$154,834
Real estate construction - residential	13,531	18,103
Real estate construction - commercial	32,560	48,822
Real estate mortgage - residential	249,512	247,117
Real estate mortgage - commercial	388,220	372,321
Installment loans to individuals	22,166	20,016
Total loans	$879,474	$861,213
Percent of categories to total loans:
Commercial, financial, and agricultural	19.7%	18.0%
Real estate construction - residential	1.5	2.1
Real estate construction - commercial	3.7	5.7
Real estate mortgage - residential	28.4	28.7
Real estate mortgage - commercial	44.1	43.2
Installment loans to individuals	2.6	2.3
Total	100.0%	100.0%

The Company experienced positive trends in commercial, financial, and agricultural loans, and real estate mortgage loans at September 30, 2015 compared to December 31, 2014, and real estate construction loans saw a slight decrease. At both September 30, 2015 and December 31, 2014, the Company benefited from commercial borrowers being more willing to expand operations, and new calling programs resulted in new customers and expanded loan relationships with existing customers. The Company extends credit to its local community market through traditional real estate mortgage products. The Company does not participate in extending credit to sub-prime residential real estate markets. The Company does not lend funds for the type of transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended September 30, 2015, the Company saw an increase in refinancing activity due to low interest rates and uncertainty of rate increases by the Federal Reserve. The Company sold loans of $11.2 million and $40.1 million for the three and nine months ended September 30, 2015, respectively, compared to $11.0 million and $25.6 million for the three and nine months ended September 30, 2014, respectively. Refinancing activity during the first nine months of 2015 impacting both the volume of loans sold and gains recognized contributed to this increase. At September 30, 2015, the Company was servicing approximately $311.8 million of loans sold to the secondary market compared to $313.9 million at December 31, 2014, and $315.3 million at September 30, 2014.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	September 30,	December 31,
(In thousands)	2015	2014
Nonaccrual loans:
Commercial, financial, and agricultural	$2,831	$5,279
Real estate construction - residential	0	1,751
Real estate construction - commercial	54	2,096
Real estate mortgage - residential	3,589	4,419
Real estate mortgage - commercial	2,342	4,465
Installment loans to individuals	141	233
Total	$8,957	$18,243
Loans contractually past - due 90 days or more and still accruing:
Real estate construction - commercial	$0	$56
Real estate mortgage - residential	348	0
Installment loans to individuals	1	2
Total	$349	$58
Performing Troubled debt restructurings	5,253	17,720
Total nonperforming loans	14,559	36,021
Other real estate owned and repossessed assets	15,148	11,885
Total nonperforming assets	$29,707	$47,906

Loans	$879,474	$861,213
Allowance for loan losses to loans	1.05%	1.06%
Nonperforming loans to loans	1.66%	4.18%
Allowance for loan losses to nonperforming loans	63.51%	25.26%
Allowance for loan losses to nonperforming loans, excluding performing TDR's	99.36%	49.72%
Nonperforming assets to loans, other real estate owned and repossessed assets	3.32%	5.49%

Total nonperforming assets totaled $29.7 million at September 30, 2015 compared to $47.9 million at December 31, 2014. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $14.6 million, or 1.66%, of total loans at September 30, 2015 compared to $36.0 million, or 4.18%, of total loans at December 31, 2014. Non-accrual loans included $1.4 million and $1.6 million of loans classified as TDRs at September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, approximately $5.9 million and $9.6 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2015 and December 31, 2014, respectively.

Total non-accrual loans decreased $9.3 million to $9.0 million at September 30, 2015 from December 31, 2014. This decrease primarily consisted of a $2.4 million decrease in commercial, financial and agricultural loans, $1.8 million decrease in real estate construction – residential loans, $2.0 million decrease in real estate construction – commercial loans, and a $2.1 million decrease in real estate mortgage – commercial loans. The decrease in non-accrual loans primarily resulted from the sale of a piece of collateral, transfers of impaired loans to other real estate owned and repossessed assets, and four loan relationships that returned to performing status.

Loans past due 90 days and still accruing interest at September 30, 2015 were $349,000 compared to $58,000 at December 31, 2014. Other real estate and repossessed assets at September 30, 2015 were $15.1 million compared to $11.9 million at December 31, 2014. During the nine months ended September 30, 2015, $4.5 million of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $1.8 million during the nine months ended September 30, 2014.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2015			December 31, 2014
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	9	$812	$70	10	$2,262	$6
Real estate mortgage - residential	6	3,302	832	6	3,459	752
Real estate mortgage - commercial	2	1,139	-	8	11,999	-
Total performing TDRs	17	$5,253	$902	24	$17,720	$758
Nonperforming TDRs
Commercial, financial and agricultural	1	$56	$-	2	$71	$-
Real estate mortgage - residential	2	467	44	2	347	140
Real estate mortgage - commercial	5	886	223	3	1,167	10
Total nonperforming TDRs	8	$1,409	$267	7	$1,585	$150
Total TDRs	25	$6,662	$1,169	31	$19,305	$908

At September 30, 2015, loans classified as TDRs totaled $6.7 million, of which $1.4 million were classified as nonperforming TDRs and included in non-accrual loans and $5.3 million were classified as performing TDRs. At December 31, 2014, TDRs totaled $19.3 million, of which $1.6 million were classified as nonperforming TDRs included in non-accrual loans and $17.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $1.2 million and $1.0 million related to TDRs were allocated to the allowance for loan losses at September 30, 2015 and December 31, 2014, respectively. The net decrease in total TDRs from December 31, 2014 to September 30, 2015 was primarily due to $2.0 million additions to TDRs that were offset by $273,000 charged off, $100,000 moved to ORE, approximately $2.0 million of payments received, and $12.3 million from five loan relationships moved to performing loans due to subsequent restructuring at market rates and terms followed by satisfactory payment performance.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2015	2014
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,000	$1,779
Real estate construction - residential	18	171
Real estate construction - commercial	551	466
Real estate mortgage - residential	2,057	2,527
Real estate mortgage - commercial	3,246	3,846
Installment loans to individuals	209	270
Unallocated	165	40
Total	$9,246	$9,099

The allowance for loan losses was $9.2 million, or 1.05%, of loans outstanding at September 30, 2015 compared to $9.1 million, or 1.06%, of loans outstanding at December 31, 2014, and $12.0 million, or 1.40%, of loans outstanding at September 30, 2014. The ratio of the allowance for loan losses to nonperforming loans, excluding TDR’s – accruing, was 99.36% at September 30, 2015, compared to 49.72% at December 31, 2014, and 49.14% at September 30, 2014.

Provision

No provision for loan losses was recorded for the third quarter of 2015 and $250,000 was recorded for the nine months ended September 30, 2015 compared to no provision for the three and nine months ended September 30, 2014. The increase over 2014 was primarily due to an increase in specific reserves primarily related to two loan relationships.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Analysis of allowance for loan losses:
Balance beginning of period	$9,986	$12,150	$9,099	$13,719
Charge-offs:
Commercial, financial, and agricultural	591	105	741	291
Real estate construction - residential	-	-	-	59
Real estate construction - commercial	-	-	5	491
Real estate mortgage - residential	87	41	298	236
Real estate mortgage - commercial	126	80	159	1,152
Installment loans to individuals	80	71	241	270
Total charge-offs	884	297	1,444	2,499
Recoveries:
Commercial, financial, and agricultural	$28	$55	$643	$282
Real estate construction - residential	28	-	322	60
Real estate mortgage - residential	45	26	105	151
Real estate mortgage - commercial	5	67	157	160
Installment loans to individuals	38	32	114	160
Total recoveries	144	180	1,341	813
Net charge-offs	740	117	103	1,686
Provision for loan losses	-	-	250	-
Balance end of period	$9,246	$12,033	$9,246	$12,033

Net Loan Charge-offs (Recoveries)

The Company’s net charge-offs were $740,000, 0.08% of average loans, for the quarter ended September 30, 2015 compared to $117,000, or 0.01%, of average loans, for the quarter ended September 30, 2014. Detailed in the table above, the increase in net charge-offs quarter over quarter was primarily due to a $513,000 increase in commercial, financial, and agricultural charge-offs related to one loan relationship.

The Company’s net charge-offs were $103,000 for the nine months ended September 30, 2015, or 0.01% of average loans, compared to net charge-offs of $1.7 million, or 0.20% of average loans, for the nine months ended September 30, 2014. Detailed in the table above, the Company’s recoveries increased for the nine months ended September 30, 2015 over the prior year primarily due to one loan relationship in commercial loans, and one loan relationship in real estate construction loans. In addition to the increase in recoveries recorded during the nine months ended September 30, 2015, the Company also noted a decrease in charge-offs of $1.0 million compared to the nine months ended September 30, 2014.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2015	2014
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,970	$1,749
Collectively evaluated for impairment - general reserves	7,276	7,350
Total	$9,246	$9,099

Specific reserves increased to $2.0 million at September 30, 2015 compared to $1.7 million at December 31, 2014. The increase in reserves from December 31, 2014 primarily occurred in commercial, financial, and agricultural loans, and real estate mortgage commercial loans. The increase in commercial, financial, and agricultural reserves primarily related to one loan relationship due to increased exposure resulting from liquidation of collateral during the current quarter. The increase in real estate mortgage reserves was primarily due to additional reserves required for one loan relationship resulting from the reevaluation of collateral values.

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2015, $2.0 million of the Company’s allowance for loan losses was allocated to impaired loans totaling approximately $14.2 million compared to $1.7 million of the Company’s allowance for loan losses (ALL) allocated to impaired loans totaling approximately $36.0 million at December 31, 2014. Management determined that $7.4 million, or 52%, of total impaired loans required no reserve allocation at September 30, 2015 compared to $28.5 million, or 79%, at December 31, 2014 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

	September 30,	December 31,
(In thousands)	2015	2014
Federal funds sold and other overnight interest-bearing deposits	$14,463	$20,445
Available-for-sale investment securities	244,250	198,998
Total	$258,713	$219,443

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $258.7 million at September 30, 2015 and included an unrealized net gain of $1.3 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $31.0 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2015 and December 31, 2014, the Company’s unpledged securities in the available for sale portfolio totaled approximately $35.3 million and $53.4 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,502	$3,504
Federal funds purchased and securities sold under agreements to repurchase	73,576	26,770
Other deposits	131,851	115,272
Total pledged, at fair value	$208,929	$145,546

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2015, such deposits totaled $662.6 million and represented 68.2% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $309.6 million at September 30, 2015. These accounts are normally considered more volatile and higher costing representing 31.8% of total deposits at September 30, 2015.

Core deposits at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Core deposit base:
Non-interest bearing demand	$209,714	$207,700
Interest checking	183,538	191,902
Savings and money market	269,340	250,157
Total	$662,592	$649,759

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2015, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $8.6 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2015. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2015, there was $27.8 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2015.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2015, the Bank had $80.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Borrowings:
Securities sold under agreements to repurchase	$27,762	$17,970
Federal Home Loan Bank advances	80,000	43,000
Subordinated notes	49,486	49,486
Total	$157,248	$110,456

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	September 30,				December 31,
	2015				2014
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$243,414	$3,432	$45,200	$292,046	$273,613	$3,433	$44,340	$321,386
Advances outstanding	(80,000)	0	0	(80,000)	(43,000)	0	0	(43,000)
Total available	$163,414	$3,432	$45,200	$212,046	$230,613	$3,433	$44,340	$278,386

At September 30, 2015, loans with a market value of $330.5 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2015, investments with a market value of $9.5 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $32.1 million at September 30, 2015 compared to $42.8 million at December 31, 2014. The $10.7 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2015. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $11.6 million for the nine months ended September 30, 2015.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $70.9 million. The cash outflow primarily consisted of $81.6 million purchases of investment securities, and a $21.9 million increase in loans, partially offset by $35.6 million proceeds from maturities, calls, and pay-downs of investment securities.

Financing activities provided cash of $48.7 million, resulting primarily from a $37.0 million net increase in FHLB advances, a $10.8 million increase in interest bearing transaction accounts, and a $9.8 million increase in federal funds purchased and securities sold under agreements to repurchase, partially offset by a $10.2 million decrease in time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2015.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $153.9 million in unused loan commitments and standby letters of credit as of September 30, 2015. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $785,000 and $755,000 for the nine months ended September 30, 2015 and 2014, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1.0 million in dividends to the Company during the nine months ended September 30, 2015. At September 30, 2015 and December 31, 2014, the Company had cash and cash equivalents totaling $5.5 million and $1.0 million, respectively.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to adjusted-average assets. The Company made a one-time election not to include accumulated other comprehensive income (AOCI) components in regulatory capital. Management believes, as of September 30, 2015 and December 31, 2014, the Company and the Bank each met all capital adequacy requirements.

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

The following table summarizes regulatory capital information as of September 30, 2015 and December 31, 2014 on a consolidated basis and for the Bank, as defined. Regulatory capital ratios for September 30, 2015 were calculated in accordance with the Basel III rules, whereas the December 31, 2014 regulatory ratios were calculated in accordance with Basel I rules.

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2015
Total Capital (to risk-weighted assets):
Company	$144,837	14.91%	$77,721	8.00%	$	N.A.	N.A.	%
Bank	135,619	14.03	77,332	8.00		96,665	10.00
Tier I Capital (to risk-weighted assets):
Company	$116,635	12.01%	$58,291	6.00%	$	N.A.	N.A.	%
Bank	126,213	13.06	57,999	6.00		77,332	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$87,611	9.02%	$43,718	4.50%	$	N.A.	N.A.	%
Bank	126,213	13.06	43,499	4.50		62,832	6.50
Tier I Capital (to adjusted average assets):
Company	$116,635	9.70%	$48,084	4.00%	$	N.A.	N.A.	%
Bank	126,213	10.55	47,850	4.00		59,813	5.00

(in thousands)
December 31, 2014
Total Capital (to risk-weighted assets):
Company	$138,619	15.78%	$70,282	8.00%		N.A.	N.A.	%
Bank	128,311	14.78	69,430	8.00		$86,788	10.00
Tier I Capital (to risk-weighted assets):
Company	$108,785	12.38%	$35,141	4.00%		N.A.	N.A.	%
Bank	119,212	13.74	34,715	4.00		$52,073	6.00
Tier I capital (to adjusted average assets):
Company	$108,785	9.42%	$46,197	4.00%	$	N.A.	N.A.	%
Bank	119,212	10.42	45,784	4.00		57,230	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended September 30, 2015, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2015. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$36,986	$16,365	$29,971	$32,754	$24,071	$104,103	$244,250
Federal funds sold and other over-night interest-bearing deposits	14,463	-	-	-	-	-	14,463
Other restricted investments	6,237	-	-	-	3,000	-	9,237
Loans	305,071	151,320	138,926	103,964	117,147	63,046	879,474
Total	$362,757	$167,685	$168,897	$136,718	$144,218	$167,149	$1,147,424

LIABILITIES
Savings, interest checking, and money market deposits	$261,988	$-	$190,890	$-	$-	$-	$452,878
Time deposits	203,067	61,693	32,029	6,896	5,891	-	309,576
Federal funds purchased and securities sold under agreements to repurchase	27,762	-	-	-	-	-	27,762
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	38,000	5,000	22,000	4,000	11,000	-	80,000
Total	$580,303	$66,693	$244,919	$10,896	$16,891	$-	$919,702
Interest-sensitivity GAP
Periodic GAP	$(217,546)	$100,992	$(76,022)	$125,822	$127,327	$167,149	$227,722
Cumulative GAP	$(217,546)	$(116,554)	$(192,576)	$(66,754)	$60,573	$227,722	$227,722

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.63	2.51	0.69	12.55	8.54	NM	1.25
Cumulative GAP	0.63	0.82	0.78	0.93	1.07	1.25	1.25

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended September 30, 2015.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2015.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Transfers and Servicing The FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, in September 2014. The amendments require that repurchase-to-maturity transactions and repurchase agreements that are part of financing arrangements be accounted for as secured borrowings. The amendments also require additional disclosures for certain transfers accounted for as sales. The accounting changes and the disclosures on sales are required to be presented in interim and annual periods beginning January 1, 2015. This ASU also requires disclosures about types of collateral, contractual tenor and potential risks for transactions accounted for as secured borrowings. These disclosures are required in interim and annual periods beginning April 1, 2015. The adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 16, 2015	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

November 16, 2015	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2015 Form 10-Q

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

