Form 10-K
period 2015-12-31
HAWTHORN BANCSHARES, INC.
filed 2016-03-30
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 4,058,183 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $14.32 closing price of such common equity on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was $58,113,180. Aggregate market value excludes an aggregate of 1,385,161 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 30, 2015, the registrant had 5,605,203 shares of common stock, par value $1.00 per share, issued and 5,441,190 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2015 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

Employees

As of December 31, 2015, Hawthorn and its subsidiaries had approximately 313 full-time and 58 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

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

The Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Boone, Henry, Cass, Benton, and Greene counties of Missouri. Hawthorn Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the thirteen banks within Cole county, the twelfth largest (in terms of deposits) of thirty-two banks within Boone county, the largest

(in terms of deposits) of the seven banks within Henry county, the fourth largest (in terms of deposits) of the seventeen banks within Cass county, and the third largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.

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

Regulatory Capital Requirements. The FRB has issued risk-based and leverage capital guidelines applicable to United States banking organizations. If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited. The risk-based capital guidelines that applied to us and our subsidiary bank prior to January 1, 2015 were based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the "Basel Committee"), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase-in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or "core" international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or "core" international bank in the foreseeable future, Basel II presently does not apply to us. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. In July 2013, the federal banking agencies announced new risk-based capital and leverage ratios to conform to the Basel III framework and address provisions of the Dodd-Frank Act. With respect to the Company and the Bank, these requirements become effective on January 1, 2015.

The FRB's risk-based guidelines generally define a three-tier capital framework. Common Equity Tier 1 Capital generally includes common stock instruments and related surplus (net of treasury stock), retained earnings, and, subject to certain adjustments, minority common equity interests in subsidiaries, less goodwill and certain other adjustments. The rules require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made.  [We do not anticipate making such an opt-out election.] Banking organizations are required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss (NOL) carrybacks are also deducted.  Deferred tax assets that can be realized through NOL carrybacks are not deducted but are subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, are deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions are deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations are required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed

10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted. The federal banking agencies did not adopt a proposed rule as part of the new regulations that would have significantly changed the risk-weighting for residential mortgages.  Instead, the amended regulations continue to follow the capital rules that historically have applied to us, which assign a 50% risk-weighting to "qualifying mortgage loans" which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank's exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital.  The revised regulations also create a new 150% risk-weighting category for "high volatility commercial real estate loans" which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate's "as completed" value before the loan is made.

Tier 1 Capital generally includes Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements, such as non-cumulative perpetual preferred stock and similar instruments meeting specified criteria and minority interests in subsidiaries that do not satisfy the requirements for Common Equity Tier 1 Capital treatment. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the Capital Purchase Program or the Small Business Lending Fund) does not qualify as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These non-qualifying capital instruments, however, may be included in Tier 2 Capital. Tier 2 Capital may also include certain qualifying debt and the allowance for credit losses up to 1.25% of risk-weighted assets and other adjustments.

The sum of the three tiers of capital less investments in unconsolidated subsidiaries represents the total capital. The risk-based capital ratios are calculated by dividing Common Equity Tier 1, Tier 1 and total capital by risk-weighted assets (including certain off-balance sheet activities). The FRB's capital adequacy guidelines require that bank holding companies maintain a Common Equity Tier 1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets, a Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets and a total risk-based capital ratio equal to at least 8% of its risk-weighted assets. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.

On December 31, 2015, Hawthorn was in compliance with the FRB's capital adequacy guidelines. Hawthorn's capital ratios on December 31, 2015 and the minimum requirements as of that date are shown below:

Tier I leverage Ratio (4% minimum requirement)	Common Equity Tier 1 Risk- Based Capital Ratio (4.5% minimum requirement)	Tier 1 Risk-Based Capital Ratio (6% minimum requirement)	Total Risk-Based Capital Ratio (8%)
9.84%	9.84%	12.03%	14.78%

In addition to higher capital requirements, bank holding companies are required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning in 2016.  The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

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

Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classified an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

•	"well-capitalized" if it has a total Tier 1 leverage ratio of 5% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive requiring the bank to adhere to a higher capital ratio);

•	"adequately capitalized" if it has a total Tier 1 leverage ratio of 4% or greater, a Common Equity Tier 1 risk-based capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a total risk-based capital ratio of 8% or greater;

•	"undercapitalized" if it has a total Tier 1 leverage ratio that is less than 4%, a Common Equity Tier 1 risk-based capital ratio that is less than 4.5%, a Tier 1 risk-based capital ratio that is less than 6% or a total risk-based capital ratio that is less than 8%;

•	"significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a Common Equity Tier 1 risk-based capital ratio that is less than 3%, a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based ratio that is less than 6%; and

•	"critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. On December 31, 2015, the Bank was classified as "well-capitalized," which is required for Hawthorn to remain a financial holding company. The capital ratios and classifications of the Bank as of December 31, 2015 and the minimum requirements as of such date are shown on the following chart.

Leverage Ratio (5% minimum requirement)	Common Equity Tier 1 Risk-Based Capital Ratio (6.5% minimum requirement)	Tier 1 Risk-Based Capital Ratio (8% minimum requirement)	Total Risk-Based Capital Ratio (10%)
10.73%	13.09%	13.09%	13.98%

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

					Net Book
					Value at
	Approximate		Owned or		12/31/2015
Location	Square Footage		Leased		(in thousands)
8127 East 171st Street, Belton, MO	13,000		Owned		$1,786
4675 Gretna Road, Branson, MO	11,000	(1)	Owned		$1,394
1000 West Buchanan Street, California, MO	2,270		Owned		$366
102 North Second Street, Clinton, MO	11,524		Owned		$1,431
1400 East Ohio Street, Clinton, MO	13,551		Owned		$2,933
1712 East Ohio Street, Clinton, MO
(inside a Wal-Mart store)	600		Leased	(2)	N/A
1101 North Highway 13,Collins, MO	1,500		Owned		$18
1110 Club Village Drive, Columbia, MO	5,000		Owned		$1,476
18 S. Ninth St., Suites 208-209, Columbia, MO	1,500		Leased	(3)	N/A
115 South 2nd Street, Drexel, MO	4,000		Owned		$172
100 Plaza Drive, Harrisonville, MO	4,000		Owned		$518
17430 East 39th Street, Independence, MO	4,070		Owned		$630
220 West White Oak, Independence, MO	1,800		Owned		$63
132 East High Street, Jefferson City, MO	34,800		Owned		$3,037
3701 West Truman Blvd, Jefferson City, MO	21,000		Owned		$340
211 West Dunklin Street, Jefferson City, MO	2,500		Owned		$1,580
800 Eastland Drive, Jefferson City, MO	4,100		Owned		$636
3600 Amazonas Drive, Jefferson City, MO	26,000		Owned		$2,515
300 S.W. Longview Blvd, Lee's Summit, MO	11,700		Owned		$1,994
5 Victory lane, Suite 203, Liberty, MO	1075		Leased	(4)	N/A
335 Chestnut, Osceola, MO	1,580		Owned		$46
595 VFW Memorial Drive, St. Robert, MO	2,236		Owned		$65
321 West Battlefield, Springfield, MO	12,500	(5)	Owned		$579
200 West Main Street, Warsaw, MO	8,900		Owned		$126
1891 Commercial Drive, Warsaw, MO	11,000		Owned		$1,586
125 South Main, Windsor, MO	3,600		Owned		$221

(1)	Of the 11,000 square feet of space, 2,384 square feet of space is leased to a non-affiliate.
(2)	The term of this lease began in January 1999 and ends in January 2019.
(3)	The term of this lease began on April 2015 and ends in March 2018.
(4)	The term of this lease began in May 2014 and ends in April 2016.
(5)	Of the 12,500 square feet of space, 5,873 square feet of space is leased to a non-affiliate.

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

Name	Age	Position
David T. Turner	59	Chairman, Chief Executive Officer, President and Director
W. Bruce Phelps	65	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	50	Senior Vice President and Secretary

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2015 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

The Company's Purchases of Equity Securities

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the fourth quarter of the year ended December 31, 2015:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1-31, 2015	—	—	—	$2,000,000
November 1-30, 2015	—	—	—	$2,000,000
December 1-31, 2015	2,155	$15.39	2,155	$1,966,828
Total	2,155	$15.39	2,155	$1,966,828

*	On August 6, 2015, the Company announced that its Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Recent Issuance of Securities

None.

Item 6. Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" in the Company's 2015 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2015 Annual Report to Shareholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is reviewed on a regular basis by our Bank's asset/liability committee and board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2015, the rate shock scenario models indicated that annual net interest income could change by as much as -16.8% to +21.4% should interest rates rise or fall within 400 basis points from their current level over a one year period. However there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:

(i)	the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity" in the Company's 2015 Annual Report to Shareholders; and

(ii)	the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2015 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in the Company's 2015 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hawthorn Bancshares, Inc.:

We have audited Hawthorn Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Hawthorn Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawthorn Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the report dated March 30, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s / KPMG LLP

St. Louis, Missouri

March 30, 2016

Item 9B. Other Information.

   None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)	the information under the caption "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption "Item 1: Election of Directors—Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption "Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption "Executive Officers of the Registrant" in Part I of this report;

(v)	the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption "Corporate Governance and Board Matters—Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption "Corporate Governance and Board Matters—Committees of the Board—Audit Committee" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

Item 11.  Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption "Corporate Governance and Board Matters—Director Compensation" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans for its employees pursuant to which options, rights or warrants may be granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	62,745	*	$21.50	1,038,455	**
Equity compensation plans not approved by security holders	-0-		-0-	-0-
Total	62,745	*	$21.50	1,038,455	**

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under the Company's incentive stock option plan.
**	Consists of 512,082 shares available for future issuance under the Company's incentive stock option plan and 526,373 shares available for future issuance under the Company's 2007 omnibus incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption "Corporate Governance and Board Matters—Committees of the Board" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Auditor Fees and Services" in the Company's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

The following consolidated financial statements of the Company and reports of the Company's independent auditors, included in the Company's Annual Report to Shareholders for the year ended December 31, 2015 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's current report on Form 8-K on November 1, 2007 and incorporated herein by reference).

4.1	Specimen certificate representing shares of the Company's $1.00 par value Common Stock (filed as Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.1	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

10.2	Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

13	The Company's 2015 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Dated: March 30, 2016	By	/s/	David T. Turner
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

Date	Signature and Title

March 30, 2016	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

March 30, 2016	/s/ W. Bruce Phelps
W. Bruce Phelps, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 30, 2016	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 30, 2016	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 30, 2016	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 30, 2016	/s/ James E. Smith
James E. Smith, Director

March 30, 2016	/s/ Gus S. Wetzel, II
Gus S. Wetzel, II, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13	The Company's 2015 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

