Form 10-Q
period 2016-03-31
HAWTHORN BANCSHARES, INC.
filed 2016-05-16
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________to______________

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

As of May 12, 2016, the registrant had 5,429,485 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Cash and due from banks	$18,184	$20,484
Federal funds sold and other overnight interest-bearing deposits	24,587	7,893
Cash and cash equivalents	42,771	28,377
Investment in available-for-sale securities, at fair value	245,773	235,054
Other investments and securities, at cost	8,080	8,037
Total investment securities	253,853	243,091
Loans	875,312	865,080
Allowances for loan losses	(8,631)	(8,604)
Net loans	866,681	856,476
Premises and equipment - net	36,185	36,389
Mortgage servicing rights	2,745	2,847
Other real estate and repossessed assets - net	15,471	15,992
Accrued interest receivable	4,510	4,853
Cash surrender value - life insurance	2,361	2,348
Other assets	9,579	10,548
Total assets	$1,234,156	$1,200,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$216,886	$208,035
Savings, interest checking and money market	485,759	441,080
Time deposits $100,000 and over	126,773	132,244
Other time deposits	163,142	165,838
Total deposits	992,560	947,197
Federal funds purchased and securities sold under agreements to repurchase	41,523	56,834
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	50,000	50,000
Accrued interest payable	379	382
Other liabilities	10,355	9,736
Total liabilities	1,144,303	1,113,635
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,605,202 shares, respectively	5,605	5,605
Surplus	38,554	38,549
Retained earnings	50,427	48,700
Accumulated other comprehensive loss, net of tax	(1,054)	(2,018)
Treasury stock; 172,647 and 164,013 shares, at cost	(3,679)	(3,550)
Total stockholders’ equity	89,853	87,286
Total liabilities and stockholders’ equity	$1,234,156	$1,200,921

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2016	2015
INTEREST INCOME
Interest and fees on loans	$9,987	$10,074
Interest on investment securities:
Taxable	938	902
Nontaxable	143	183
Federal funds sold and other overnight interest-bearing deposits	32	13
Dividends on other securities	76	26
Total interest income	11,176	11,198
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	295	250
Time deposit accounts $100,000 and over	209	209
Other time deposits	240	293
Interest on federal funds purchased and securities sold under agreements to repurchase	23	8
Interest on subordinated notes	354	313
Interest on Federal Home Loan Bank advances	207	147
Total interest expense	1,328	1,220
Net interest income	9,848	9,978
Provision for loan losses	250	0
Net interest income after provision for loan losses	9,598	9,978
NON-INTEREST INCOME
Service charges and other fees	834	831
Bank card income and fees	634	587
Trust department income	218	204
Real estate servicing fees, net	54	(5)
Gain on sale of mortgage loans, net	165	346
Gain on sale of investment securities	472	0
Other	71	24
Total non-interest income	2,448	1,987
NON-INTEREST EXPENSE
Salaries and employee benefits	5,350	5,304
Occupancy expense, net	634	663
Furniture and equipment expense	411	431
Processing, network, and ban card expense	772	789
Legal, examination, and professional fees	333	272
FDIC insurance assessment	176	240
Advertising and promotion	209	237
Postage, printing, and supplies	237	271
Real estate foreclosure expense (gains), net	141	(181)
Other	820	682
Total non-interest expense	9,083	8,708
Income before income taxes	2,963	3,257
Income tax expense	965	1,119
Net income	1,998	2,138
Basic earnings per share	$0.37	$0.39
Diluted earnings per share	$0.37	$0.39

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Net income	$1,998	$2,138
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain on investment securities available-for-sale, net of tax	1,245	484
Adjustment for gain on sale of investment securities, net of tax	(293)	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12	23
Total other comprehensive income	964	507
Total comprehensive income	$2,962	$2,645

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated
				Other		Total
				Comprehensive		Stock -
	Common		Retained	Income	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2014	$5,396	$35,901	$44,016	$(1,228)	$(3,517)	$80,568
Net income	0	0	2,138	0	0	2,138
Other comprehensive income	0	0	0	507	0	507
Stock based compensation expense	0	4	0	0	0	4
Cash dividends declared, common stock	0	0	(261)	0	0	(261)
Balance, March 31, 2015	$5,396	$35,905	$45,893	$(721)	$(3,517)	$82,956

Balance, December 31, 2015	$5,605	$38,549	$48,700	$(2,018)	$(3,550)	$87,286
Net income	0	0	1,998	0	0	1,998
Other comprehensive income	0	0	0	964	0	964
Stock based compensation expense	0	5	0	0	0	5
Purchase of treasury stock	0	0	0	0	(129)	(129)
Cash dividends declared, common stock	0	0	(271)	0	0	(271)
Balance, March 31, 2016	$5,605	$38,554	$50,427	$(1,054)	$(3,679)	$89,853

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$1,998	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	0
Depreciation expense	485	452
Net amortization of investment securities, premiums, and discounts	365	291
Stock based compensation expense	5	4
Change in fair value of mortgage servicing rights	155	219
Gain on sale of investment securities	(472)	0
Gain on sales and dispositions of premises and equipment	(6)	(10)
Gain on sales and dispositions of other real estate and repossessed assets	(49)	(140)
Provision for other real estate owned	38	6
Decrease in accrued interest receivable	343	521
Increase in cash surrender value -life insurance	(13)	(18)
Decrease in other assets	364	1,078
(Decrease) increase in accrued interest payable	(3)	3
Increase in other liabilities	619	400
Origination of mortgage loans for sale	(7,707)	(14,876)
Proceeds from the sale of mortgage loans	7,435	11,947
Gain on sale of mortgage loans, net	(165)	(346)
Other, net	(52)	(44)
Net cash provided by operating activities	3,590	1,625
Cash flows from investing activities:
Net (increase) decrease in loans	(10,760)	1,340
Purchase of available-for-sale debt securities	(66,459)	(52,626)
Proceeds from maturities of available-for-sale debt securities	9,120	7,282
Proceeds from calls of available-for-sale debt securities	4,175	9,875
Proceeds from sales of available-for-sale debt securities	44,087	0
Proceeds from sales of FHLB stock	0	120
Purchases of FHLB stock	(43)	(35)
Purchases of premises and equipment	(248)	(253)
Proceeds from sales of premises and equipment	6	10
Proceeds from sales of other real estate and foreclosed assets	1,274	883
Net cash used in investing activities	(18,848)	(33,404)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	8,851	(8,045)
Net increase in interest-bearing transaction accounts	44,679	32,348
Net decrease in time deposits	(8,167)	(706)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(15,311)	4,393
Repayment of FHLB advances	0	(8,000)
FHLB advances	0	5,000
Purchase of treasury stock	(129)	0
Cash dividends paid - common stock	(271)	(262)
Net cash provided by financing activities	29,652	24,728
Net increase (decrease) in cash and cash equivalents	14,394	(7,051)
Cash and cash equivalents, beginning of period	28,377	42,809
Cash and cash equivalents, end of period	$42,771	$35,758

See accompanying notes to the consolidated financial statements (unaudited).

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued) (unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,332	$1,219
Income taxes	$430	$14
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$742	$605

See accompanying notes to the consolidated financial statements (unaudited).

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area. The Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity.

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

The following represents significant new accounting principles adopted in 2016:

Consolidation The FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, in February 2015. The amendment substantially changes the way reporting entities are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the new amendment. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership, and affect the consolidation analysis of reporting entities that are involved with VIEs. The amendments were effective for interim and annual periods beginning January 1, 2016. The adoption did not have a significant effect on the Company’s consolidated financial statements.

Intangible Assets The FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, in April 2015. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. Arrangements containing a license should be recorded as consistent with the acquisition of software licenses, whereas arrangements that do not include a software license should be recorded as consistent with the accounting for service contracts. These amendments were effective for interim and annual periods beginning January 1, 2016. The adoption did not have a significant effect on the Company's consolidated financial statements.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
(in thousands)	2016	2015

Commercial, financial, and agricultural	$148,040	$149,091
Real estate construction - residential	18,017	16,895
Real estate construction - commercial	36,322	33,943
Real estate mortgage - residential	254,933	256,086
Real estate mortgage - commercial	392,991	385,869
Installment and other consumer	25,009	23,196
Total loans	$875,312	$865,080

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2016, loans with a carrying value of $435.7 million, or $362.4 million fair value, were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Additions:
Provision for loan losses	(12)	(15)	33	32	276	(6)	(58)	250
Deductions:
Loans charged off	103	0	1	206	82	56	0	448
Less recoveries on loans	(97)	0	(11)	(8)	(61)	(48)	0	(225)
Net loans charged off	6	0	(10)	198	21	8	0	223
Balance at end of period	$2,135	$44	$687	$2,273	$3,190	$259	$43	$8,631

	Three Months Ended March 31, 2015
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$1,779	$171	$466	$2,527	$3,846	$270	$40	$9,099
Additions:
Provision for loan losses	(185)	(300)	(92)	241	259	(67)	144	0
Deductions:
Loans charged off	28	0	0	71	24	48	0	171
Less recoveries on loans	(575)	(177)	0	(12)	(34)	(35)	0	(833)
Net loans charged off	(547)	(177)	0	59	(10)	13	0	(662)
Balance at end of period	$2,141	$48	$374	$2,709	$4,115	$190	$184	$9,761

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

Beginning in the first quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years over the next two years. The Company believes that the five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, provides a representative historical loss period in the current economic environment.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at March 31, 2016 and December 31, 2015, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
March 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$260	$0	$8	$980	$69	$31	$0	$1,348
Collectively evaluated for impairment	1,875	44	679	1,293	3,121	228	43	7,283
Total	$2,135	$44	$687	$2,273	$3,190	$259	$43	$8,631
Loans outstanding:
Individually evaluated for impairment	$941	$0	$52	$5,365	$2,435	$131	$0	$8,924
Collectively evaluated for impairment	147,099	18,017	36,270	249,568	390,556	24,878	0	866,388
Total	$148,040	$18,017	$36,322	$254,933	$392,991	$25,009	$0	$875,312

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$285	$0	$15	$955	$266	$19	$0	$1,540
Collectively evaluated for impairment	1,868	59	629	1,484	2,669	254	101	7,064
Total	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Loans outstanding:
Individually evaluated for impairment	$1,005	$0	$102	$5,936	$3,081	$144	$0	$10,268
Collectively evaluated for impairment	148,086	16,895	33,841	250,150	382,788	23,052	0	854,812
Total	$149,091	$16,895	$33,943	$256,086	$385,869	$23,196	$0	$865,080

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $8.9 million and $10.3 million at March 31, 2016 and December 31, 2015, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2016 and December 31, 2015, $5.5 million and $6.4 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated a specific reserve allocation is recorded. At March 31, 2016, $1.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $8.9 million compared to $1.5 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $10.3 million at December 31, 2015. Management determined that $3.8 million, or 42%, of total impaired loans required no reserve allocation at March 31, 2016 compared to $4.5 million, or 44%, at December 31, 2015 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Non-accrual loans	$3,072	$4,418
Performing TDRs	5,852	5,850
Total impaired loans	$8,924	$10,268

The following tables provide additional information about impaired loans at March 31, 2016 and December 31, 2015, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
March 31, 2016
With no related allowance recorded:
Commercial, financial and agricultural	$433	$433	$0
Real estate - residential	1,215	1,219	0
Real estate - commercial	2,123	2,523	0
Total	$3,771	$4,175	$0
With an allowance recorded:
Commercial, financial and agricultural	$508	$526	$260
Real estate - construction commercial	52	56	8
Real estate - residential	4,150	4,178	980
Real estate - commercial	312	371	69
Consumer	131	171	31
Total	$5,153	$5,302	$1,348
Total impaired loans	$8,924	$9,477	$1,348

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2015
With no related allowance recorded:
Commercial, financial and agricultural	$448	$450	$0
Real estate - residential	1,645	1,712	0
Real estate - commercial	2,446	2,572	0
Total	$4,539	$4,734	$0
With an allowance recorded:
Commercial, financial and agricultural	$557	$572	$285
Real estate - construction commercial	102	115	15
Real estate - residential	4,291	4,320	955
Real estate - commercial	635	884	266
Consumer	144	182	19
Total	$5,729	$6,073	$1,540
Total impaired loans	$10,268	$10,807	$1,540

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended March 31,
	2016		2015
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,520	$15	$5,525	$20
Real estate - construction residential	0	0	2,143	0
Real estate - construction commercial	118	0	2,319	0
Real estate - residential	1,513	39	3,180	12
Real estate - commercial	2,622	42	10,899	65
Consumer	0	0	28	0
Total	$5,773	$96	$24,094	$97
With an allowance recorded:
Commercial, financial and agricultural	$984	$12	$1,798	$6
Real estate - construction commercial	65	0	0	0
Real estate - residential	4,553	120	4,457	26
Real estate - commercial	764	0	1,286	0
Consumer	135	0	237	0
Total	$6,501	$132	$7,778	$32
Total impaired loans	$12,274	$228	$31,872	$129

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $228,000 and $129,000, for the three months ended March 31, 2016 and 2015, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2016 and December 31, 2015.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2016
Commercial, Financial, and Agricultural	$147,386	$395	$0	$259	$148,040
Real Estate Construction - Residential	18,017	0	0	0	18,017
Real Estate Construction - Commercial	36,270	0	0	52	36,322
Real Estate Mortgage - Residential	251,366	1,783	58	1,726	254,933
Real Estate Mortgage - Commercial	391,798	289	0	904	392,991
Installment and Other Consumer	24,766	104	8	131	25,009
Total	$869,603	$2,571	$66	$3,072	$875,312
December 31, 2015
Commercial, Financial, and Agricultural	$148,597	$185	$1	$308	$149,091
Real Estate Construction - Residential	16,830	0	0	0	16,830
Real Estate Construction - Commercial	33,472	65	0	102	33,639
Real Estate Mortgage - Residential	251,253	2,511	0	2,322	256,086
Real Estate Mortgage - Commercial	384,053	643	0	1,542	386,238
Installment and Other Consumer	22,840	207	5	144	23,196
Total	$857,045	$3,611	$6	$4,418	$865,080

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at March 31, 2016 and December 31, 2015.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total

At March 31, 2016
Watch	$7,152	$1,064	$1,162	$23,291	$22,909	$0	$55,578
Substandard	230	0	37	1,929	1,613	0	3,809
Performing TDRs	683	0	0	3,639	1,530	0	5,852
Non-accrual	259	0	52	1,726	904	131	3,072
Total	$8,324	$1,064	$1,251	$30,585	$26,956	$131	$68,311

At December 31, 2015
Watch	$8,663	$1,267	$1,296	$22,191	$24,303	$186	$57,906
Substandard	421	0	37	3,737	1,485	36	5,716
Performing TDRs	697	0	0	3,615	1,538	0	5,850
Non-accrual	308	0	102	2,322	1,542	144	4,418
Total	$10,089	$1,267	$1,435	$31,865	$28,868	$366	$73,890

Troubled Debt Restructurings

At March 31, 2016, loans classified as TDRs totaled $6.0 million, of which $194,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.9 million were classified as performing TDRs. At December 31, 2015, loans classified as TDRs totaled $6.4 million, of which $527,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.9 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $764,000 and $910,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2016			2015
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	3	$250	$250
Real estate mortgage - residential	1	78,148	78,148	2	144	144
Real estate mortgage - commercial	0	0	0	3	473	473
Total	1	$78,148	$78,148	8	$867	$867

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. During the three months ended March 31, 2016, one loan meeting the TDR criteria was modified compared to eight loans during the three months ended March 31, 2015. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2016 and 2015, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Other Real Estate and Repossessed Assets

	March 31,	December 31,
(in thousands)	2016	2015
Commercial	$1,444	$1,445
Real estate construction - commercial	12,380	12,380
Real estate mortgage - residential	835	477
Real estate mortgage - commercial	4,037	4,923
Total	$18,696	$19,225
Less valuation allowance for other real estate owned	(3,225)	(3,233)
Total other real estate and repossessed assets	$15,471	$15,992

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$19,225	$15,140
Additions	742	603
Proceeds from sales	(1,274)	(883)
Charge-offs against the valuation allowance for other real estate owned, net	(46)	(16)
Net gain on sales	49	140
Total other real estate and repossessed assets	$18,696	$14,984
Less valuation allowance for other real estate owned	(3,225)	(3,233)
Balance at end of period	$15,471	$11,751

During the three months ended March 31, 2016 and 2015, net charge-offs against the allowance for loan losses at the time of foreclosure were approximately $381,000 and $41,000, respectively. At March 31, 2016 $565,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $390,000 at December 31, 2015.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2016	2015
Balance, beginning of period	$3,233	$3,255
Provision for other real estate owned	38	(6)
Charge-offs	(46)	(16)
Balance, end of period	$3,225	$3,233

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2016 and December 31, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
March 31, 2016
Government sponsored enterprises	$42,111	$110	$9	42,212
Asset-backed securities	175,869	866	892	175,843
Obligations of states and political subdivisions	27,212	523	17	27,718
Total available-for-sale securities	$245,192	$1,499	$918	$245,773

December 31, 2015
Government sponsored enterprises	$73,605	$127	$235	$73,497
Asset-backed securities	130,179	440	1,768	128,851
Obligations of states and political subdivisions	32,224	493	11	32,706
Total available-for-sale securities	$236,008	$1,060	$2,014	$235,054

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

Other investments and securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $8.1 and $8.0 million as of March 31, 2016 and December 31, 2015, respectively.

Debt securities with carrying values aggregating approximately $202.3 million and $182.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2016, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$18,149	$18,155
Due after one year through five years	40,630	40,934
Due after five years through ten years	10,013	10,312
Due after ten years	531	529
Total	69,323	69,930
Asset-backed securities	175,869	175,843
Total available-for-sale securities	$245,192	$245,773

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2016
Government sponsored enterprises	$17,997	$(9)	$0	$0	$17,997	$(9)
Asset-backed securities	57,446	(523)	40,267	(369)	97,713	(892)
political subdivisions	3,039	(16)	251	(1)	3,290	(17)
Total	$78,482	$(548)	$40,518	$(370)	$119,000	$(918)

(in thousands)
At December 31, 2015
Government sponsored enterprises	$43,539	$(222)	$1,002	$(13)	$44,541	$(235)
Asset-backed securities	56,095	(620)	43,576	(1,148)	99,671	(1,768)
Obligations of states and political subdivisions	2,571	(6)	718	(5)	3,289	(11)
Total	$102,205	$(848)	$45,296	$(1,166)	$147,501	$(2,014)

The total available for sale portfolio consisted of approximately 268 securities at March 31, 2016. The portfolio included 67 securities having an aggregate fair value of $119.0 million that were in a loss position at March 31, 2016. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $40.5 million at fair value. The $918,000 aggregate unrealized loss included in accumulated other comprehensive income at March 31, 2016 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 316 securities at December 31, 2015. The portfolio included 111 securities having an aggregate fair value of $147.5 million that were in a loss position at December 31, 2015. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $45.3 million at fair value. The $2.0 million aggregate unrealized loss included in accumulated other comprehensive income at December 31, 2015 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at March 31, 2016 and December 31, 2015, respectively. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that it will be required to sell such investment securities.

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2016	2015
Gains realized on sales	$472	$0
Losses realized on sales	0	0
Other-than-temporary impairment recognized	0	0
Investment securities gains	$472	$0

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Mortgage Servicing Rights

At March 31, 2016, the Company was servicing approximately $308.1 million of loans sold to the secondary market compared to $312.1 million at December 31, 2015, and $312.3 million at March 31, 2015. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $210,000 for the three ended March 31, 2016 compared to $214,000 for the three months ended March 31, 2015, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015
Balance at beginning of period	$2,847	$2,762
Originated mortgage servicing rights	53	119
Changes in fair value:
Due to change in model inputs and assumptions (1)	(3)	(41)
Other changes in fair value (2)	(152)	(178)
Balance at end of period	$2,745	$2,662

(1) The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2) Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted average constant prepayment rate	10.30%	11.19%
Weighted average note rate	3.91%	3.94%
Weighted average discount rate	9.19%	9.26%
Weighted average expected life (in years)	5.70	5.40

(6)	Federal funds purchased and securities sold under agreements to repurchase

	March 31,	December 31,
	2016	2015
Federal funds purchased	$0	$0
Repurchase agreements	41,523	56,834
Total	$41,523	$56,834

The Company offers a sweep account program whereby amounts in excess of an established limit are “swept” from the customer’s demand deposit account on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Company and its customers. Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities. They are accounted for as collateralized financing transactions, not as sales and purchases of the securities portfolio. The securities collateral pledged for the repurchase agreements with customers is maintained by a designated third party custodian. The collateral amounts pledged to repurchase agreements by remaining maturity in the table below are limited to the outstanding balances of the related asset or liability; thus amounts of excess collateral are not shown.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At March 31, 2016
Government sponsored enterprises	$23,854	$0	$0	$23,854
Asset-backed securities	17,669	0	0	17,669
Total	$41,523	$0	$0	$41,523

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At December 31, 2015
Government sponsored enterprises	$46,819	$0	$0	$46,819
Asset-backed securities	10,015	0	0	10,015
Total	$56,834	$0	$0	$56,834

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.6% for the three months ended March 31, 2016 compared to 34.4% for the three months ended March 31, 2015. The decrease in tax rates quarter over quarter is primarily due to an immaterial return to provision adjustment.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these temporary differences at March 31, 2016 and, therefore, did not establish a valuation reserve.

(8)	Stockholders’ Equity

Accumulated Other Comprehensive (Loss) Income

The following details the change in the components of the Company’s accumulated other comprehensive (loss) income for the three months ended March 31, 2016 and 2015:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three months ended March 31, 2016
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(591)	$(1,427)	$(2,018)
Other comprehensive income, before reclassifications	2,006	21	2,027
Amounts reclassified from accumulated other comprehensive income	(472)	0	(472)
Current period other comprehensive income, before tax	1,534	21	1,555
Income tax expense	(583)	(8)	(591)
Current period other comprehensive income, net of tax	951	13	964
Balance at end of period	$360	$(1,414)	$(1,054)

	Three months ended March 31, 2015
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$214	$(1,442)	$(1,228)
Other comprehensive income,before reclassifications	781	0	781
Amounts reclassified from accumulated other comprehensive income	0	36	36
Current period other comprehensive income, before tax	781	36	817
Income tax expense	(297)	(13)	(310)
Current period other comprehensive income, net of tax	484	23	507
Balance at end of period	$698	$(1,419)	$(721)

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2016	2015
Payroll taxes	$296	$329
Medical plans	512	508
401k match and profit sharing	181	272
Pension plan	307	348
Other	16	19
Total employee benefits	$1,312	$1,476

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

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. A pension contribution in the amount of $772,000 was made on April 15, 2016.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2016	2015
Service cost - benefits earned during the year	$1,179	$1,325
Interest costs on projected benefit obligations	956	838
Expected return on plan assets	(1,057)	(957)
Expected administrative expenses	70	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	0	66
Net periodic pension expense	$1,227	$1,391

Pension expense - three months ended March 31, (actual)	$307	$348

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(10)	Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 592,168 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	62,745	$21.50
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(20,007)	22.77
Outstanding, March 31, 2016	42,738	$20.91	1.75	$0.00
Exercisable, March 31, 2016	35,255	$21.96	1.59	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2015.

Total stock-based compensation expense was $5,000 and $4,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the total unrecognized compensation expense related to non-vested stock awards was $15,000 and the related weighted average period over which it is expected to be recognized is approximately 0.47 years.

(11)	Earnings per Share

Stock Dividend On July 1, 2015, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2015. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Basic earnings per share:
Net income available to shareholders	$1,998	$2,138
Basic earnings per share	$0.37	$0.39
Diluted earnings per share:
Net income available to shareholders	$1,998	$2,138
Average shares outstanding	5,436,604	5,443,344
Effect of dilutive stock options	0	0
Average shares outstanding including dilutive stock options	5,436,604	5,443,344
Diluted earnings per share	$0.37	0.39

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

Options to purchase 42,738 and 84,830 shares during the three months ended March 31, 2016 and 2015, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan to purchase through open market transactions $2.0 million market value of the Company’s common stock. During 2016, the Company repurchased 8,635 shares of common stock pursuant to the plan at an average price of $14.94 per share.

The table below shows activity in the outstanding shares of the Company's common stock during the past three years. Shares in the table below are presented on a historical basis and have not been restated for the annual 4% stock dividends.

	Number of shares
	March 31,	December 31,	March 31,
	2016	2015	2015
Outstanding, beginning of year	5,441,190	5,233,986	5,233,986
Issuance of stock:
4% stock dividend	0	209,359	209,359
Purchase of treasury stock	(8,635)	(2,155)	0
Outstanding, end of year	5,432,555	5,441,190	5,443,344

Except as noted in the above table, all share and per share amounts in this note have been restated for the 4% common stock dividend distributed July 1, 2015.

(12)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of March 31, 2016 and December 31, 2015, respectively, there were no transfers into or out of Levels 1-3.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Government sponsored enterprises	$42,212	$0	$42,212	$0
Asset-backed securities	175,843	0	175,843	0
Obligations of states and political subdivisions	27,718	0	27,718	0
Mortgage servicing rights	2,745	0	0	2,745
Total	$248,518	$0	$245,773	$2,745

December 31, 2015
Assets:
Government sponsored enterprises	$73,497	$0	73,497	0
Asset-backed securities	128,851	0	128,851	0
Obligations of states and political subdivisions	32,706	0	32,706	0
Mortgage servicing rights	2,847	0	0	2,847
Total	$237,901	$0	$235,054	$2,847

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended March 31,
(in thousands)	2016	2015
Balance at beginning of period	$2,847	$2,762
Total gains or losses (realized/unrealized):
Included in earnings	(155)	(219)
Included in other comprehensive income	0	0
Purchases	0	0
Sales	0	0
Issues	53	119
Settlements	0	0
Balance at end of period	$2,745	$2,662

The change in valuation of mortgage servicing rights arising from inputs and assumptions decreased $3,000 and $41,000 for the three months ended March 31, 2016 and 2015, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Three Months Ended March 31,
			2016	2015
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	10.30%	11.19%
		Weighted average note rate	3.91%	3.94%
		Weighted average discount rate	9.19%	9.26%
		Weighted average expected life (in years)	5.70	5.40

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2016, the Company identified $5.2 million in impaired loans that had specific allowances for losses aggregating $1.3 million. Related to these loans, there was $560,000 in charge-offs recorded during the three months ended March 31, 2016. As of March 31, 2015, the Company identified $7.7 million in impaired loans that had specific allowances for losses aggregating $2.4 million. Related to these loans, there was $95,000 in charge-offs recorded during the three months ended March 31, 2015.

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets consisted of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos,

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

		Fair Value Measurements Using
		Quoted Prices			Three
		in Active			Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31,
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2016
Assets:
Impaired loans:
Commercial, financial, & agricultural	$248	$0	$0	$248	$(359)
Real estate construction - commercial	44	0	0	44	0
Real estate mortgage - residential	3,170	0	0	3,170	(35)
Real estate mortgage - commercial	243	0	0	243	(154)
Consumer	100	0	0	100	(12)
Total	$3,805	$0	$0	$3,805	$(560)
Other real estate and foreclosed assets	$15,471	$0	$0	$15,471	$33

March 31, 2015
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,130	$0	$0	$1,130	$0
Real estate mortgage - residential	3,169	0	0	3,169	(71)
Real estate mortgage - commercial	818	0	0	818	(23)
Consumer	174	0	0	174	(1)
Total	$5,291	$0	$0	$5,291	$(95)

Other real estate and foreclosed assets	$11,751	$0	$0	$11,751	$228

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 is as follows:

			March 31, 2016
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2016		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$18,184	$18,184	$18,184	$0	$0
Federal funds sold and overnight interest-bearing deposits	24,587	24,587	24,587	0	0
Investment in available-for-sale securities	245,773	245,773	0	245,773	0
Loans, net	866,681	867,720	0	0	867,720
Investment in FHLB stock	3,433	3,433	0	3,433	0
Mortgage servicing rights	2,745	2,745	0	0	2,745
Cash surrender value - life insurance	2,361	2,361	0	2,361	0
Accrued interest receivable	4,510	4,510	4,510	0	0
	$1,168,274	$1,169,313	$47,281	$251,567	$870,465
Liabilities:
Deposits:
Non-interest bearing demand	$216,886	$216,886	$216,886	$0	$0
Savings, interest checking and money market	485,759	485,759	485,759	0	0
Time deposits	289,915	289,896	0	0	289,896
Federal funds purchased and securities sold under agreements to repurchase	41,523	41,523	41,523	0	0
Subordinated notes	49,486	33,455	0	33,455	0
Federal Home Loan Bank advances	50,000	50,927	0	50,927	0
Accrued interest payable	379	379	379	0	0
	$1,133,948	$1,118,825	$744,547	$84,382	$289,896

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2015
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2015		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$20,484	$20,484	$20,484	$0	$0
Federal funds sold and overnight interest-bearing deposits	7,893	7,893	7,893	0	0
Investment in available-for-sale securities	235,054	235,054	0	235,054	0
Loans, net	856,476	854,775	0	0	854,775
Investment in FHLB stock	3,390	3,390	0	3,390	0
Mortgage servicing rights	2,847	2,847	0	0	2,847
Cash surrender value - life insurance	2,348	2,348	0	2,348	0
Accrued interest receivable	4,853	4,853	4,853	0	0
	$1,133,345	$1,131,644	$33,230	$240,792	$857,622
Liabilities:
Deposits:
Non-interest bearing demand	$208,035	$208,035	$208,035	$0	$0
Savings, interest checking and money market	441,080	441,080	441,080	0	0
Time deposits	298,082	298,323	0	0	298,323
Federal funds purchased and securities sold under agreements to repurchase	56,834	56,834	56,834	0	0
Subordinated notes	49,486	40,821	0	40,821	0
Federal Home Loan Bank advances	50,000	52,340	0	52,340	0
Accrued interest payable	382	382	382	0	0
	$1,103,899	$1,097,815	$706,331	$93,161	$298,323

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(14)	Repurchase Reserve Liability

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both March 31, 2016 and December 31, 2015. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At March 31, 2015, the Company accrued $39,000 for one repurchase loss that was remitted in April 2015. At March 31, 2016, the Company was servicing 2,986 loans sold to the secondary market with a balance of approximately $308.1 million compared to 3,024 loans sold with a balance of approximately $312.1 million at December 31, 2015.

	Three Months Ended March 31,
(in thousands)	2016	2015
Balance at beginning of year	$160	$160
Provision for repurchase liability	0	40
Reimbursement of expenses	0	(40)
Balance at end of year	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2016, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	March 31,	December 31,
(in thousands)	2016	2015
Commitments to extend credit	$232,687	$161,306
Commitments to originate residential first and second mortgage loans	5,611	3,175
Standby letters of credit	1,462	1,466
Total	239,760	165,947

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2016.

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

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at March 31, 2016, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2016 and 2015, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
Per Share Data
Basic earnings per share	$0.37	$0.39
Diluted earnings per share	0.37	0.39
Dividends paid on common stock	271	262
Book value per share	16.53	15.24
Market price per share	14.75	12.88
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.66%	0.73%
Return on stockholders' equity	9.02%	10.60%
Stockholders' equity to total assets	7.28%	6.88%
Efficiency ratio (1)	73.87%	72.78%

(Based on end-of-period data)
Stockholders' equity to assets	7.28%	6.93%
Total risk-based capital ratio	14.65%	15.49%
Tier 1 risk-based capital ratio	12.03%	12.16%
Common equity Tier 1 capital	9.02%	9.07%
Tier 1 leverage ratio (2)	9.90%	9.24%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change	% Change

Net interest income	$9,848	$9,978	$(130)	(1.3)%
Provision for loan losses	250	-	250	100.0
Noninterest income	2,448	1,987	461	23.2
Noninterest expense	9,083	8,708	375	N.M.
Income before income taxes	2,963	3,257	(294)	(9.0)
Income tax expense	965	1,119	(154)	(13.8)
Net income	$1,998	$2,138	$(140)	(6.5)%

Consolidated net income of $2.0 million, or $0.37 per diluted share, for the three months ended March 31, 2016 decreased $140,000 compared to $2.1 million, or $0.39 per diluted share, for the three months ended March 31, 2015. For the three months ended March 31, 2016, the return on average assets was 0.66%, the return on average stockholders’ equity was 9.02%, and the efficiency ratio was 73.87%.

Net interest income was $10.0 million for both the three months ended March 31, 2016 and 2015. The net interest margin decreased to 3.51% for the three months ended March 31, 2016, compared to 3.71% for the three months ended March 31, 2015. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $250,000 provision for loan losses was recorded for the three months ended March 31, 2016 compared to no provision for the three months ended March 31, 2015.

The Company’s net charge-offs were $223,000, or 0.03% of average loans, for the three months ended March 31, 2016 compared to net recoveries of $662,000, or (0.08)% of average loans, for the three months ended March 31, 2015. Non-performing loans totaled $9.0 million, or 1.03% of total loans, at March 31, 2016 compared to $10.3 million, or 1.19% of total loans, at December 31, 2015, and $29.1 million, or 3.38% of total loans, at March 31, 2015. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $461,000, or 23.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $375,000, or 4.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
(In thousands)	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$146,984	$1,715	4.69%	$148,702	$1,834	5.00%
Real estate construction - residential	18,128	207	4.59	17,682	181	4.15
Real estate construction - commercial	35,333	409	4.66	49,790	560	4.56
Real estate mortgage - residential	253,511	2,910	4.62	246,281	2,911	4.79
Real estate mortgage - commercial	388,423	4,522	4.68	374,598	4,380	4.74
Consumer	23,881	275	4.63	19,762	259	5.32
Total loans	$866,260	$10,038	4.66%	$856,815	$10,125	4.79%
Investment securities: (3)
Government sponsored enterprises	$64,459	$188	1.17%	$69,142	$244	1.43%
Asset backed securities	150,626	737	1.97	122,887	642	2.12
State and municipal	31,645	227	2.89	35,663	290	3.30
Total investment securities	$246,730	$1,152	1.88%	$227,692	$1,176	2.09%
Other investments and securities, at cost	8,038	76	3.80	4,612	26	2.29
Federal funds sold and interest bearing deposits in other financial institutions	22,313	32	0.58	17,883	13	0.29
Total interest earning assets	$1,143,341	$11,298	3.97%	$1,107,002	$11,340	4.15%
All other assets	90,502			90,536
Allowance for loan losses	(8,588)			(9,353)
Total assets	$1,225,255			$1,188,185
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$209,639	$167	0.32%	$221,965	$133	0.24%
Savings	92,226	12	0.05	85,522	11	0.05
Money market	178,539	116	0.26	166,208	106	0.26
Time deposits of $100,000 and over	129,091	209	0.65	136,356	209	0.62
Other time deposits	164,414	240	0.59	182,384	293	0.65
Total time deposits	$773,909	$744	0.39%	$792,435	$752	0.38%
Federal funds purchased and securities sold under agreements to repurchase	49,295	23	0.19	18,825	8	0.17
Subordinated notes	49,486	354	2.88	49,486	313	2.57
Federal Home Loan Bank Advances	50,000	207	1.67	40,200	147	1.48
Total borrowings	$148,781	$584	1.58%	$108,511	$468	1.75%
Total interest bearing liabilities	$922,690	$1,328	0.58%	$900,946	$1,220	0.55%
Demand deposits	203,096			194,332
Other liabilities	10,325			11,125
Total liabilities	1,136,111			1,106,403
Stockholders' equity	89,144			81,782
Total liabilities and stockholders' equity	$1,225,255			$1,188,185
Net interest income (FTE)		9,970			10,120
Net interest spread			3.39%			3.60%
Net interest margin			3.51%			3.71%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $122,000 and $142,000 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2016 vs. 2015
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$(119)	$(21)	$(98)
Real estate construction - residential	26	8	18
Real estate construction - commercial	(151)	(167)	16
Real estate mortgage - residential	(1)	84	(85)
Real estate mortgage - commercial	142	161	(19)
Consumer	16	50	(34)
Investment securities: (3)
Government sponsored entities	(56)	(16)	(40)
Asset backed securities	95	138	(43)
State and municipal	(63)	(31)	(32)
Other investments and securities, at cost	50	26	24
Federal funds sold and interest bearing deposits in other financial institutions	19	4	15
Total interest income	(42)	236	(278)
Interest expense:
NOW accounts	34	(7)	41
Savings	1	1	0
Money market	10	8	2
Time deposits of $100,000 and over	0	(11)	11
Other time deposits	(53)	(28)	(25)
Federal funds purchased and securities sold under agreements to repurchase	15	14	1
Subordinated notes	41	0	41
Federal Home Loan Bank advances	60	39	21
Total interest expense	108	16	92
Net interest income on a fully taxable equivalent basis	$(150)	$220	$(370)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $122,000 and $142,000 for the three months March 31, 2016 and 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, reflected a decrease in net interest income, on a tax equivalent basis, of $150,000, or 1.48%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.51% for the three months ended March 31, 2016 compared to 3.71% for the three months ended March 31, 2015. The decrease in net interest income and the net interest margin was due to a contraction in the net interest spread caused primarily by a decrease in the yield on investment securities maturing at higher historical rates and new replacement securities yielding lower current market rates.

Average interest-earning assets increased $36.3 million, or 3.28%, to $1.14 billion for the three months ended March 31, 2016 compared to $1.11 billion for the three months ended March 31, 2015, and average interest bearing liabilities increased $21.7 million, or 2.41%, to $922.7 million for the three months ended March 31, 2016 compared to $900.9 million for the three months ended March 31, 2015.

Total interest income (expressed on a fully taxable equivalent basis) was $11.3 million for both the three months ended March 31, 2016 and 2015. The Company’s rates earned on interest earning assets were 3.97% for the three months ended March 31, 2016 compared to 4.15% for the three months ended March 31, 2015.

Interest income on loans decreased to $10.0 million for the three months ended March 31, 2016 compared to $10.1 million for the three months ended March 31, 2015.

Average loans outstanding increased $9.4 million, or 1.1%, to $866.3 million for the three months ended March 31, 2016 compared to $856.8 million for the three months ended March 31, 2015. The average yield on loans receivable decreased to 4.66% for the three months ended March 31, 2016 compared to 4.79% for the three months ended March 31, 2015. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $1.3 million for the three months ended March 31, 2016 compared to $1.2 million for the three months ended March 31, 2015. The Company’s rates paid on interest bearing liabilities was 0.58% for the three months ended March 31, 2016 compared to 0.55% for the three months ended March 31, 2015. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $744,000 for the three months ended March 31, 2016 compared to $752,000 for the three months ended March 31, 2015.

Average time deposits decreased $18.5 million, or 2.34%, to $773.9 million for the three months ended March 31, 2016 compared to $792.4 million for the three months ended March 31, 2015. The average cost of deposits increased to 0.39% for the three months ended March 31, 2016 compared to 0.38% for the three months ended March 31, 2015.

Interest expense on borrowings increased to $584,000 for the three months ended March 31, 2016 compared to $468,000 for the three months ended March 31, 2015. Average borrowings increased to $148.8 million for the three months ended March 31, 2016 compared to $108.5 million for the three months ended March 31, 2015. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change	% Change
Non-interest Income
Service charges and other fees	$834	$831	$3	0.4%
Bank card income and fees	634	587	47	8.0
Trust department income	218	204	14	6.9
Real estate servicing fees, net	54	(5)	59	NA
Gain on sales of mortgage loans, net	165	346	(181)	(52.3)
Gain on sale of investment securities	472	0	472	NA
Other	71	24	47	195.8
Total non-interest income	$2,448	$1,987	$461	23.2%

Non-interest income as a % of total revenue *	19.9%	16.6%

Total revenue per full time equivalent employee	$36.4	$35.5

* Total revenue is calculated as net interest income plus non-interest income.

  NM - not meaningful

Total non-interest income increased $461,000, or 23.2%, to $2.4 million for the three months ended March 31, 2016 compared to $2.0 million for the three months ended March 31, 2015.

Real estate servicing fees, net of the change in valuation of mortgage serving rights increased $59,000 to $54,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Mortgage loan servicing fees earned on loans sold were $210,000 for the three months ended March 31, 2016 compared to $214,000 for the three months ended March 31, 2015. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $155,000 for the three months ended March 31, 2016 compared to $219,000 for the three months ended March 31, 2015. The Company was servicing $308.1 million of mortgage loans at March 31, 2015 compared to $312.1 million and $312.3 million at December 31, 2015 and March 31, 2015, respectively.

Gain on sales of mortgage loans decreased $181,000, or 52.3%, to $165,000 for the three months ended March 31, 2016 compared to $346,000 for the three months ended March 31, 2015. The Company sold loans of $7.4 million for the three months ended March 31, 2016 compared to $12.0 million for the three months ended March 31, 2015.

Gain on sale of investment securities During the three months ended March 31, 2016 the Company received $44.1 million from proceeds on sales of available-for-sale debt securities and recognized gains of $472,000. These transaction were the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	$ Change	% Change
Non-interest Expense
Salaries	$4,038	$3,828	$210	5.5%
Employee benefits	1,312	1,476	(164)	(11.1)
Occupancy expense, net	634	663	(29)	(4.4)
Furniture and equipment expense	411	431
Processing expense, network and bank card expense	772	789	(17)	(2.2)
Legal, examination, and professional fees	333	272	61	22.4
FDIC insurance assessment	176	240	(64)	(26.7)
Advertising and promotion	209	237	(28)	(11.8)
Postage, printing, and supplies	237	271	(34)	(12.5)
Real estate foreclosure expense (gains), net	141	(181)	322	177.9
Other	820	682	138	20.2
Total non-interest expense	$9,083	$8,708	$395	4.5%
Efficiency ratio *	73.9%	72.8%
Salaries and benefits as a % of total non-interest expense	58.9%	60.9%
Number of full-time equivalent employees	338	337

* Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $395,000, or 4.5%, to $9.1 million for the three months ended March 31, 2016 compared to $8.7 million for the three months ended March 31, 2015.

Salaries increased $210,000, or 5.5%, to $4.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to annual salary increases.

Employee benefits decreased $164,000, or 11.1%, to $1.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily due to a $132,000 decrease in the 401(k) profit-sharing and pension expenses.

Legal, examination, and professional fees increased $61,000, or 22.4%, to 333,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase primarily consisted of consulting services outsourced for related regulatory compliance requirements.

Real estate foreclosure expense and (gains), net increased $322,000, or 177.9%, to $141,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Net gains recognized on other real estate owned were $21,000 for the three months ended March 31, 2016 compared to $250,000 for the three months ended March 31, 2015. Expenses to maintain foreclosed properties were $161,000 for the three months ended March 31, 2016 compared to $69,000 for the three months ended March 31, 2015.

Other non-interest expense increased $138,000, or 20.2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in 2016 over 2015 was primarily due to an increase in debit card charge offs due to fraudulent transactions and an increase in purchases of state tax credits and employee training and education expenses.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.6% for the quarter ended March 31, 2016 compared to 34.4% for the quarter ended March 31, 2015. The decrease in tax rates quarter over quarter is primarily due to an immaterial return to provision adjustment.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 70.2% of total assets as of March 31, 2016 compared to 71.3% as of December 31, 2015.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Commercial, financial, and agricultural	$148,040	$149,091
Real estate construction - residential	18,017	16,895
Real estate construction - commercial	36,322	33,943
Real estate mortgage - residential	254,933	256,086
Real estate mortgage - commercial	392,991	385,869
Installment loans to individuals	25,009	23,196
Total loans	$875,312	$865,080
Percent of categories to total loans:
Commercial, financial, and agricultural	16.9%	17.2%
Real estate construction - residential	2.1	2.0
Real estate construction - commercial	4.1	3.9
Real estate mortgage - residential	29.1	29.6
Real estate mortgage - commercial	44.9	44.6
Installment loans to individuals	2.9	2.7
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2016, the Company sold approximately $7.4 million of loans to investors compared to $12.0 million for the three months ended March 31, 2015. At March 31, 2016, the Company was servicing approximately $308.1 million of loans sold to the secondary market compared to $312.1 million at December 31, 2015, and $312.3 million at March 31, 2015.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	March 31,	December 31,
(In thousands)	2016	2015
Nonaccrual loans:
Commercial, financial, and agricultural	$259	$308
Real estate construction - residential	0	0
Real estate construction - commercial	52	102
Real estate mortgage - residential	1,726	2,322
Real estate mortgage - commercial	904	1,542
Installment loans to individuals	131	144
Total	$3,072	$4,418
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$1
Real estate construction - residential	0	0
Real estate construction - commercial	0	0
Real estate mortgage - residential	58	0
Real estate mortgage - commercial	0	0
Installment loans to individuals	8	5
Total	$66	$6
Performing troubled debt restructurings	5,852	5,850
Total nonperforming loans	8,990	10,274
Other real estate owned and repossessed assets	15,471	15,992
Total nonperforming assets	$24,461	$26,266

Loans	$875,313	$865,080
Allowance for loan losses to loans	0.99%	0.99%
Nonperforming loans to loans	1.03%	1.19%
Allowance for loan losses to nonperforming loans	96.01%	83.75%
Allowance for loan losses to nonperforming loans, excluding TDR's - accruing	275.05%	194.48%
Nonperforming assets to loans, other real estate owned and foreclosed assets	2.75%	2.98%

Total nonperforming assets totaled $24.5 million at March 31, 2016 compared to $26.3 million at December 31, 2015. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $9.0 million, or 1.03%, of total loans at March 31, 2016 compared to $10.3 million, or 1.19%, of total loans at December 31, 2015. Non-accrual loans included $194,000 and $527,000 of loans classified as TDRs at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, approximately $3.8 million and $5.7 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2016 and December 31, 2015, respectively.

Total non-accrual loans at March 31, 2016 decreased $1.3 million to $3.1 million compared to $4.4 million at December 31, 2015. This decrease primarily consisted of a $638,000 decrease in real estate mortgage - commercial loans and a $596,000 decrease in real estate mortgage - residential loans. The decrease in non-accrual loans primarily resulted from the sale of a piece of collateral and transfers of impaired loans to other real estate owned and repossessed assets.

Loans past due 90 days and still accruing interest at March 31, 2016, were $66,000 compared to $6,000 at December 31, 2015. Other real estate and repossessed assets at March 31, 2016 were $15.5 million compared to $16.0 million at December 31, 2015. During the three months ended March 31, 2016, $742,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $605,000 during the three months ended March 31, 2015.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2016			December 31, 2015
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	8	$683	$61	8	$697	$67
Real estate mortgage - residential	8	3,639	651	7	3,615	630
Real estate mortgage - commercial	3	1,530	-	3	1,538	-
Total performing TDRs	19	$5,852	$712	18	$5,850	$697
Nonperforming TDRs
Real estate mortgage - commercial	2	$194	$52	4	$527	$213
Total nonperforming TDRs	2	$194	$52	4	$527	$213
Total TDRs	21	$6,046	$764	22	$6,377	$910

At March 31, 2016, loans classified as TDRs totaled $6.0 million, with $764,000 of specific reserves, of which $194,000 were classified as nonperforming TDRs and $5.9 million were classified as performing TDRs. This compared to $6.4 million of loans classified as TDRs, with $910,000 of specific reserves, of which $527,000 were classified as nonperforming TDRs and $5.9 million were classified as performing TDRs at December 31, 2015. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2015 to March 31, 2016 was primarily due to approximately $410,000 of payments received.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2016	2015
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,135	$2,153
Real estate construction - residential	44	59
Real estate construction - commercial	687	644
Real estate mortgage - residential	2,273	2,439
Real estate mortgage - commercial	3,190	2,935
Installment loans to individuals	259	273
Unallocated	43	101
Total	$8,631	$8,604

The allowance for loan losses (ALL) was $8.6 million, or 0.99%, of loans outstanding at both March 31, 2016 and December 31, 2015, and $9.8 million, or 1.13%, of loans outstanding at March 31, 2015. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDR’s, was 275.05% at March 31, 2016, compared to 194.48% at December 31, 2015.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2016	2015
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,348	$1,540
Collectively evaluated for impairment - general reserves	7,283	7,064
Total	$8,631	$8,604

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2016, $1.3 million of the Company’s ALL was allocated to impaired loans totaling approximately $8.9 million compared to $1.5 million of the Company’s ALL allocated to impaired loans totaling approximately $10.3 million at December 31, 2015. Management determined that $3.8 million, or 42%, of total impaired loans required no reserve allocation at March 31, 2016 compared to $4.5 million, or 44%, at December 31, 2015 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying loss rates to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type. Beginning in the first quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years over the next two years. The Company believes that the five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, provides a representative historical loss period in the current economic environment. These historical loss rates for each risk group are used as the starting point to determine loss rates for measurement purposes. The Company’s methodology includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the nature, volume and terms of loans in the portfolio, including changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, loan concentrations, assessment of trends in collateral values, assessment of changes in the quality of the Company’s internal loan review department, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices. The combined historical loan loss rates and qualitative factors are multiplied by loss emergence periods (LEP) which represent the estimated time period between a borrower first experiencing financial difficulty and the recognition of a loss.

The specific and general reserve allocations represent management’s best estimate of probable losses inherent in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

Provision

A $250,000 provision was required for the three months ended March 31, 2016 compared to no provision for the three months ended March 31, 2015. The increase was primarily due to using a thirteen quarter look-back period compared to twelve quarters, as discussed above, in addition to an increase in loans.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Analysis of allowance for loan losses:
Balance beginning of period	$8,604	$9,099
Charge-offs:
Commercial, financial, and agricultural	103	28
Real estate construction - commercial	1	-
Real estate mortgage - residential	206	71
Real estate mortgage - commercial	82	24
Installment loans to individuals	56	48
Total charge-offs	448	171
Recoveries:
Commercial, financial, and agricultural	$97	$575
Real estate construction - residential	-	177
Real estate construction - commercial	11	-
Real estate mortgage - residential	8	12
Real estate mortgage - commercial	61	34
Installment loans to individuals	48	35
Total recoveries	225	833
Net charge-offs (recoveries)	223	(662)
Provision for loan losses	250	-
Balance end of period	$8,631	$9,761

Net Loan Charge-offs (Recoveries)

The Company’s net loan charge-offs were $223,000, or 0.03%, of average loans for the three months ended March 31, 2016, compared to net loan recoveries of $662,000, or (0.08)%, of average loans for the three months ended March 31, 2015. The increase in charge-offs quarter over quarter primarily related to an increase in commercial, financial, and agricultural loans, and an increase in real estate mortgage residential loans. The decrease in recoveries quarter over quarter was primarily due to a recovery in one commercial loan relationship and one real estate construction loan relationship.

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

	March 31,	December 31,
(In thousands)	2016	2015
Federal funds sold and other overnight interest-bearing deposits	$24,587	$7,893
Available-for-sale investment securities	245,773	235,054
Total	$270,360	$242,947

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $245.8 million at March 31, 2016 and included an unrealized net gain of $581,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $19.8 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2016 and December 31, 2015, the Company’s unpledged securities in the available for sale portfolio totaled approximately $43.5 million and $52.4 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,483	$3,481
Federal funds purchased and securities sold under agreements to repurchase	48,671	66,911
Other deposits	150,154	112,282
Total pledged, at fair value	$202,308	$182,674

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2016, such deposits totaled $702.6 million and represented 70.8% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $289.9 million at March 31, 2016. These accounts are normally considered more volatile and higher costing representing 29.2% of total deposits at March 31, 2016.

Core deposits at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Core deposit base:
Non-interest bearing demand	$216,886	$208,035
Interest checking	211,922	176,124
Savings and money market	273,837	264,956
Total	$702,645	$649,115

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2016, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $7.8 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2016. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2016, there was $41.5 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2016.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2016, the Bank had $50.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Borrowings:
Securities sold under agreements to repurchase	$41,523	$56,834
Federal Home Loan Bank advances	50,000	50,000
Subordinated notes	49,486	49,486
Total	$141,009	$156,320

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	March 31,				December 31,
	2016				2015
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$266,411	$3,413	$44,370	$314,194	$257,513	$3,412	$45,175	$306,100
Advances outstanding	(50,000)	0	0	(50,000)	(50,000)	0	0	(50,000)
Total available	$216,411	$3,413	$44,370	$264,194	$207,513	$3,412	$45,175	$256,100

At March 31, 2016, loans with a market value of $362.4 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2016, investments with a market value of $8.9 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $42.8 million at March 31, 2016 compared to $28.4 million at December 31, 2015. The $14.4 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2016. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $3.6 million for the three months ended March 31, 2016.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $18.8 million. The cash outflow primarily consisted of $66.5 million purchases of investment securities, partially offset by $44.1 million proceeds from sales of investment securities.

Financing activities provided cash of $29.7 million, resulting primarily from a $44.7 million increase in interest bearing transaction accounts partially offset by a $15.3 million decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2016.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $239.8 million in unused loan commitments and standby letters of credit as of March 31, 2016. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $271,000 and $262,000 for the three months ended March 31, 2016 and 2015, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank did not declare or pay dividends to the Company during the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, the Company had cash and cash equivalents totaling $4.0 million and $5.0 million, respectively.

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

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for the Company began on January 1, 2015. The Federal Reserve System’s (FRB) capital adequacy guidelines require that bank holding companies maintain a Common Equity Tier 1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets, a Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets and a total risk-based capital ratio equal to at least 8% of its risk-weighted assets. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.

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

Under the Basel III requirements, at March 31, 2016 and December 31, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2016
Total Capital (to risk-weighted assets):
Company	$147,698	14.65%	$80,638	8.00%	$	N.A.	N.A.	%
Bank	140,127	13.96	80,322	8.00		100,402	10.00
Tier I Capital (to risk-weighted assets):
Company	$121,209	12.03%	$60,479	6.00%	$	N.A.	N.A.	%
Bank	131,336	13.08	60,241	6.00		80,322	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$90,907	9.02%	$45,359	4.50%	$	N.A.	N.A.	%
Bank	131,336	13.08	45,181	4.50		65,261	6.50
Tier I Capital (to adjusted average assets):
Company	$121,209	9.84%	$48,976	4.00%	$	N.A.	N.A.	%
Bank	131,336	10.78	48,732	4.00		60,915	5.00

(in thousands)
December 31, 2015
Total Capital (to risk-weighted assets):
Company	$146,068	14.78%	$79,066	8.00%		N.A.	N.A.	%
Bank	137,572	13.98	78,718	8.00		$98,398	10.00
Tier I Capital (to risk-weighted assets):
Company	$118,875	12.03%	$59,299	6.00%		N.A.	N.A.	%
Bank	128,808	13.09	59,039	6.00		$78,718	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$89,304	9.04%	$44,475	4.50%	$	N.A.	N.A.	%
Bank	128,808	13.09	44,279	4.50		63,959	6.50
Tier I capital (to adjusted average assets):
Company	$118,875	9.84%	$48,314	4.00%	$	N.A.	N.A.	%
Bank	128,808	10.73	48,025	4.00		60,031	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2016, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2016. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$36,160	$10,506	$24,518	$51,057	$75,042	$48,490	$245,773
Federal funds sold and other over-night interest-bearing deposits	24,587	-	-	-	-	-	24,587
Other restricted investments	5,080	-	-	-	3,000	-	8,080
Loans	246,746	106,529	140,663	143,082	129,588	108,704	875,312
Total	$312,573	$117,035	$165,181	$194,139	$207,630	$157,194	$1,153,752

LIABILITIES
Savings, interest checking, and money market deposits	$251,623	$-	$234,136	$-	$-	$-	$485,759
Time deposits	197,680	53,082	26,823	6,759	5,571	-	289,915
Federal funds purchased and securities sold under agreements to repurchase	41,523	-	-	-	-	-	41,523
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	8,000	10,000	17,000	4,000	11,000	-	50,000
Total	$548,312	$63,082	$277,959	$10,759	$16,571	$-	$916,683
Interest-sensitivity GAP
Periodic GAP	$(235,739)	$53,953	$(112,778)	$183,380	$191,059	$157,194	$237,069
Cumulative GAP	$(235,739)	$(181,786)	$(294,564)	$(111,184)	$79,875	$237,069	$237,069

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.57	1.86	0.59	18.04	12.53	NM	1.26
Cumulative GAP	0.57	0.70	0.67	0.88	1.09	1.26	1.26

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended March 31, 2015.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2016.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Revenue from Contracts with Customers The FASB issued ASU 2014-09, Revenue from Contracts with Customers, in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively. The Company is in the process of evaluating the impact of the ASU's adoption on the Company’s consolidated financial statements.

In 2016, the FASB began to issue targeted guidance to clarify specific implementation issues of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on determining an entity's role in providing goods and services as a principal versus an agent, and whether it controls each specified good or service before it is transferred to the customer. In April 2016, ASU 2016-10, Identifying Performance Obligations and Licensing, was issued, which clarifies the guidance related to whether goods or services are distinct within the contract and therefore are a performance obligation, and clarifies the timing and pattern of revenue recognition for licenses of intellectual property. The effective date and transition requirements of these ASUs are the same as those of ASU 2014-09.

The FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments, in March 2016. The ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Under the new guidance, the embedded options should be assessed solely in accordance with a four-step decision sequence, with no additional assessment of whether the triggering event is indexed to interest rates or credit risk. The amendments are effective January 1, 2017 and are not expected to have a significant effect on the Company's consolidated financial statements.

Financial Instruments The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. Additionally, these amendments require presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk for those liabilities measured at fair value. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for interim and annual periods beginning January 1, 2018. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements, including potential changes to the Company's note disclosure of the fair value of its loan portfolio.

Leases In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Liabilities The FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Store-Value Products, in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid store-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments are effective for interim and annual periods beginning January 1, 2018. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Stock Compensation The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in March 2016, in order to reduce complexity in this area and improve the usefulness of information provided to users. Amendments which will affect public companies include the recognition of excess tax benefits and deficiencies in income tax expense or benefit in the income statement, guidance as to the classification of excess tax benefits on the statement of cash flows, an election to account for award forfeitures as they occur, and the ability to withhold taxes up to the maximum statutory rate in the applicable jurisdictions without triggering liability classification of the award. The amendments are effective January 1, 2017. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended March 31, 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1-31, 2016	4,060	$15.16	4,060	$1,905,279
February 1-29, 2016	2,097	$15.01	2,097	$1,873,798
March 1-31, 2016	2,478	$14.53	2,478	$1,837,809
Total	8,635	$14.94	8,635	$1,837,809

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 16, 2016	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 16, 2016	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2016 Form 10-Q

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

