Form 10-Q
period 2016-06-30
HAWTHORN BANCSHARES, INC.
filed 2016-08-15
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from______________to______________

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

As of August 9, 2016, the registrant had 5,635,237 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Cash and due from banks	$18,093	$20,484
Federal funds sold and other overnight interest-bearing deposits	18,939	7,893
Cash and cash equivalents	37,032	28,377
Investment in available-for-sale securities, at fair value	235,154	235,054
Other investments and securities, at cost	9,040	8,037
Total investment securities	244,194	243,091
Loans	922,942	865,080
Allowances for loan losses	(9,392)	(8,604)
Net loans	913,550	856,476
Premises and equipment - net	36,082	36,389
Mortgage servicing rights	2,511	2,847
Other real estate and repossessed assets - net	15,254	15,992
Accrued interest receivable	4,626	4,853
Cash surrender value - life insurance	2,379	2,348
Other assets	10,096	10,548
Total assets	$1,265,724	$1,200,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$217,777	$208,035
Savings, interest checking and money market	477,797	441,080
Time deposits $100,000 and over	149,734	132,244
Other time deposits	159,933	165,838
Total deposits	1,005,241	947,197
Federal funds purchased and securities sold under agreements to repurchase	35,694	56,834
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	74,000	50,000
Accrued interest payable	372	382
Other liabilities	9,190	9,736
Total liabilities	1,173,983	1,113,635
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,605,202 shares, respectively	5,605	5,605
Surplus	41,709	38,549
Retained earnings	48,419	48,700
Accumulated other comprehensive loss, net of tax	(216)	(2,018)
Treasury stock; 179,313 and 164,013 shares, at cost	(3,776)	(3,550)
Total stockholders’ equity	91,741	87,286
Total liabilities and stockholders’ equity	$1,265,724	$1,200,921

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$10,308	$10,104	$20,295	$20,177
Interest on investment securities:
Taxable	831	890	1,769	1,792
Nontaxable	119	172	262	355
Federal funds sold and other overnight interest-bearing deposits	17	8	50	22
Dividends on other securities	75	40	151	66
Total interest income	11,350	11,214	22,527	22,412
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	287	247	582	497
Time deposit accounts $100,000 and over	232	222	441	431
Other time deposits	236	268	476	562
Interest on federal funds purchased and securities sold under agreements to repurchase	15	9	39	16
Interest on subordinated notes	366	320	720	633
Interest on Federal Home Loan Bank advances	243	164	450	311
Total interest expense	1,379	1,230	2,708	2,450
Net interest income	9,971	9,984	19,819	19,962
Provision for loan losses	425	250	675	250
Net interest income after provision for loan losses	9,546	9,734	19,144	19,712
NON-INTEREST INCOME
Service charges and other fees	828	864	1,662	1,694
Bank card income and fees	648	629	1,282	1,216
Trust department income	265	274	483	478
Real estate servicing fees, net	(86)	186	(32)	180
Gain on sale of mortgage loans, net	222	434	387	781
Gain on sale of investment securities	18	8	490	8
Other	54	66	125	91
Total non-interest income	1,949	2,461	4,397	4,448
NON-INTEREST EXPENSE
Salaries and employee benefits	5,305	5,175	10,655	10,478
Occupancy expense, net	673	717	1,306	1,380
Furniture and equipment expense	439	484	850	915
Processing, network, and bank card expense	840	807	1,611	1,596
Legal, examination, and professional fees	328	339	662	610
FDIC insurance assessment	188	258	364	499
Advertising and promotion	242	270	452	507
Postage, printing, and supplies	291	272	527	543
Real estate foreclosure expense (gains), net	42	158	183	(23)
Other	1,005	787	1,826	1,470
Total non-interest expense	9,353	9,267	18,436	17,975
Income before income taxes	2,142	2,928	5,105	6,185
Income tax expense	730	1,001	1,695	2,120
Net income	1,412	1,927	3,410	4,065
Basic earnings per share	$0.25	$0.34	$0.60	$0.72
Diluted earnings per share	$0.25	$0.34	$0.60	$0.72

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Net income	$1,412	$1,927	$3,410	$4,065
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	837	(850)	2,082	(366)
Adjustment for gain on sale of investment securities, net of tax	(11)	(5)	(304)	(5)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12	22	24	45
Total other comprehensive income (loss)	838	(833)	1,802	(326)
Total comprehensive income	$2,250	$1,094	$5,212	$3,739

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated
				Other		Total
				Comprehensive		Stock -
	Common		Retained	Income	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2014	$5,396	$35,901	$44,016	$(1,228)	$(3,517)	$80,568
Net income	0	0	4,065	0	0	4,065
Other comprehensive loss	0	0	0	(326)	0	(326)
Stock dividend	0	2,847	(2,847)	0	0	0
Stock based compensation expense	0	5	0	0	0	5
Cash dividends declared, common stock	0	0	(523)	0	0	(523)
Balance, June 30, 2015	$5,396	$38,753	$44,711	$(1,554)	$(3,517)	$83,789

Balance, December 31, 2015	$5,605	$38,549	$48,700	$(2,018)	$(3,550)	$87,286
Net income	0	0	3,410	0	0	3,410
Other comprehensive income	0	0	0	1,802	0	1,802
Stock dividend	0	3,149	(3,149)	0	0	0
Stock based compensation expense	0	11	0	0	0	11
Purchases of treasury stock	0	0	0	0	(226)	(226)
Cash dividends declared, common stock	0	0	(542)	0	0	(542)
Balance, June 30, 2016	$5,605	$41,709	$48,419	$(216)	$(3,776)	$91,741

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$3,410	$4,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	250
Depreciation expense	962	962
Net amortization of investment securities, premiums, and discounts	883	664
Stock based compensation expense	11	5
Change in fair value of mortgage servicing rights	453	262
Gain on sale of investment securities	(490)	(8)
Gain on sales and dispositions of premises and equipment	(6)	(11)
Gain on sales and dispositions of other real estate and repossessed assets	(103)	(144)
Provision for other real estate owned	76	(6)
Decrease in accrued interest receivable	227	174
Increase in cash surrender value -life insurance	(31)	(35)
(Increase) decrease in other assets	(715)	1,344
Decrease in accrued interest payable	(10)	(8)
(Decrease) increase in other liabilities	(546)	195
Origination of mortgage loans for sale	(17,017)	(28,950)
Proceeds from the sale of mortgage loans	17,520	28,904
Gain on sale of mortgage loans, net	(387)	(781)
Other, net	(79)	(154)
Net cash provided by operating activities	4,833	6,728
Cash flows from investing activities:
Net increase in loans	(59,499)	(2,494)
Purchase of available-for-sale debt securities	(76,417)	(67,583)
Proceeds from maturities of available-for-sale debt securities	24,457	14,245
Proceeds from calls of available-for-sale debt securities	10,035	10,875
Proceeds from sales of available-for-sale debt securities	44,300	720
Proceeds from sales of FHLB stock	0	120
Purchases of FHLB stock	(1,003)	(3,315)
Purchases of premises and equipment	(592)	(518)
Proceeds from sales of premises and equipment	6	11
Proceeds from sales of other real estate and foreclosed assets	2,399	1,036
Net cash used in investing activities	(56,314)	(46,903)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	9,742	(1,222)
Net increase in interest-bearing transaction accounts	36,717	23,194
Net increase (decrease) in time deposits	11,585	(2,620)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(21,140)	7,872
Repayment of FHLB advances	(8,000)	(13,000)
FHLB advances	32,000	17,000
Purchases of treasury stock	(226)	0
Cash dividends paid - common stock	(542)	(523)
Net cash provided by financing activities	60,136	30,701
Net increase (decrease) in cash and cash equivalents	8,655	(9,474)
Cash and cash equivalents, beginning of period	28,377	42,809
Cash and cash equivalents, end of period	$37,032	$33,335

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,718	$2,459
Income taxes	$1,975	$959
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$1,634	$1,517

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

Stock Dividend On July 1, 2016, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2016. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Commercial, financial, and agricultural	$160,124	$149,091
Real estate construction - residential	14,995	16,895
Real estate construction - commercial	46,218	33,943
Real estate mortgage - residential	250,588	256,086
Real estate mortgage - commercial	425,124	385,869
Installment and other consumer	25,893	23,196
Total loans	$922,942	$865,080

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2016, loans with a carrying value of $446.7 million, or $369.8 million fair value, were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$2,135	$44	$687	$2,273	$3,190	$259	$43	$8,631
Additions:
Provision for loan losses	817	19	(929)	186	218	61	53	425
Deductions:
Loans charged off	36	0	0	175	28	67	0	306
Less recoveries on loans	(80)	0	(491)	(9)	(31)	(31)	0	(642)
Net loans charged off	(44)	0	(491)	166	(3)	36	0	(336)
Balance at end of period	$2,996	$63	$249	$2,293	$3,411	$284	$96	$9,392

	Six Months Ended June 30, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Additions:
Provision for loan losses	804	4	(896)	218	495	55	(5)	675
Deductions:
Loans charged off	138	0	1	381	111	123	0	754
Less recoveries on loans	(177)	0	(502)	(17)	(92)	(79)	0	(867)
Net loans charged off	(39)	0	(501)	364	19	44	0	(113)
Balance at end of period	$2,996	$63	$249	$2,293	$3,411	$284	$96	$9,392

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at June 30, 2016 and December 31, 2015, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
June 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$884	$0	$8	$628	$60	$14	$0	$1,594
Collectively evaluated for impairment	2,112	63	241	1,665	3,351	270	96	7,798
Total	$2,996	$63	$249	$2,293	$3,411	$284	$96	$9,392
Loans outstanding:
Individually evaluated for impairment	$1,903	$0	$52	$5,030	$2,361	$99	$0	$9,445
Collectively evaluated for impairment	158,221	14,995	46,166	245,558	422,763	25,794	0	913,497
Total	$160,124	$14,995	$46,218	$250,588	$425,124	$25,893	$0	$922,942

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$285	$0	$15	$955	$266	$19	$0	$1,540
Collectively evaluated for impairment	1,868	59	629	1,484	2,669	254	101	7,064
Total	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Loans outstanding:
Individually evaluated for impairment	$1,005	$0	$102	$5,936	$3,081	$144	$0	$10,268
Collectively evaluated for impairment	148,086	16,895	33,841	250,150	382,788	23,052	0	854,812
Total	$149,091	$16,895	$33,943	$256,086	$385,869	$23,196	$0	$865,080

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $9.4 million and $10.3 million at June 30, 2016 and December 31, 2015, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2016 and December 31, 2015, $6.0 million and $6.4 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated a specific reserve allocation is recorded. At June 30, 2016, $1.6 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $9.4 million compared to $1.5 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $10.3 million at December 31, 2015. Management determined that $4.7 million, or 50%, of total impaired loans required no reserve allocation at June 30, 2016 compared to $4.5 million, or 44%, at December 31, 2015 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Non-accrual loans	$3,647	$4,418
Performing TDRs	5,798	5,850
Total impaired loans	$9,445	$10,268

The following tables provide additional information about impaired loans at June 30, 2016 and December 31, 2015, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2016
With no related allowance recorded:
Commercial, financial and agricultural	$296	$296	$0
Real estate - residential	2,355	2,356	0
Real estate - commercial	2,103	2,510	0
Total	$4,754	$5,162	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,607	$1,628	$884
Real estate - construction commercial	52	56	8
Real estate - residential	2,675	2,712	628
Real estate - commercial	258	329	60
Consumer	99	128	14
Total	$4,691	$4,853	$1,594
Total impaired loans	$9,445	$10,015	$1,594

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2015
With no related allowance recorded:
Commercial, financial and agricultural	$448	$450	$0
Real estate - residential	1,645	1,712	0
Real estate - commercial	2,446	2,572	0
Total	$4,539	$4,734	$0
With an allowance recorded:
Commercial, financial and agricultural	$557	$572	$285
Real estate - construction commercial	102	115	15
Real estate - residential	4,291	4,320	955
Real estate - commercial	635	884	266
Consumer	144	182	19
Total	$5,729	$6,073	$1,540
Total impaired loans	$10,268	$10,807	$1,540

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$385	$19	$2,405	$8	$1,014	$29	$3,834	$13
Real estate - construction residential	0	0	0	0	0	0	1,105	0
Real estate - construction commercial	0	0	2,101	0	0	0	3,633	0
Real estate - residential	1,593	100	2,246	8	1,738	197	3,328	50
Real estate - commercial	2,109	63	4,081	21	2,280	120	11,383	65
Consumer	0	0	0	0	0	0	10	0
Total	$4,087	$182	$10,833	$37	$5,032	$346	$23,293	$128
With an allowance recorded:
Commercial, financial and agricultural	$866	$108	$2,263	$7	$860	$135	$1,677	$6
Real estate - construction residential	0	0	0	0	0	0	565	0
Real estate - construction commercial	52	0	55	0	64	2	14	0
Real estate - residential	3,442	62	5,224	24	3,977	141	4,865	26
Real estate - commercial	260	13	1,360	0	560	20	2,056	0
Consumer	114	5	160	0	129	9	246	0
Total	$4,734	$188	$9,062	$31	$5,590	$307	$9,423	$32
Total impaired loans	$8,821	$370	$19,895	$68	$10,622	$653	$32,716	$160

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $370,000 and $653,000, for the three months and six months ended June 30, 2016, respectively, compared to $68,000 and $160,000 for the three and six months ended June 30, 2015, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2016 and December 31, 2015.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2016
Commercial, Financial, and Agricultural	$158,398	$489	$0	$1,237	$160,124
Real Estate Construction - Residential	14,727	268	0	0	14,995
Real Estate Construction - Commercial	46,166	0	0	52	46,218
Real Estate Mortgage - Residential	247,872	1,299	0	1,417	250,588
Real Estate Mortgage - Commercial	423,960	323	0	841	425,124
Installment and Other Consumer	25,651	135	7	100	25,893
Total	$916,774	$2,514	$7	$3,647	$922,942
December 31, 2015
Commercial, Financial, and Agricultural	$148,597	$185	$1	$308	$149,091
Real Estate Construction - Residential	16,895	0	0	0	16,895
Real Estate Construction - Commercial	33,776	65	0	102	33,943
Real Estate Mortgage - Residential	251,253	2,511	0	2,322	256,086
Real Estate Mortgage - Commercial	383,684	643	0	1,542	385,869
Installment and Other Consumer	22,840	207	5	144	23,196
Total	$857,045	$3,611	$6	$4,418	$865,080

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses that may result in the deterioration of the repayment exits or the Company’s credit position at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a troubled debt restructuring (TDR) when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, where the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs which continue to accrue interest are classified as performing TDRs. Loans classified as TDRs which are not accruing interest are classified as nonperforming TDRs and are included with all other nonaccrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful. Loans are placed on non-accrual status when (1) deterioration in the financial condition of the borrower exists for which payment of full principal and interest is not expected, or (2) payment of principal or interest has been in default for a period of 90 days or more and the asset is not both well secured and in the process of collection. Subsequent interest payments received on such loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at June 30, 2016 and December 31, 2015.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At June 30, 2016
Watch	$10,876	$828	$1,187	$18,022	$43,747	$0	$74,660
Substandard	219	0	0	1,881	1,351	0	3,451
Performing TDRs	667	0	0	3,612	1,519	0	5,798
Non-accrual	1,237	0	52	1,417	841	100	3,647
Total	$12,999	$828	$1,239	$24,932	$47,458	$100	$87,556
At December 31, 2015
Watch	$8,663	$1,267	$1,296	$22,191	$24,303	$186	$57,906
Substandard	421	0	37	3,737	1,485	36	5,716
Performing TDRs	697	0	0	3,615	1,538	0	5,850
Non-accrual	308	0	102	2,322	1,542	144	4,418
Total	$10,089	$1,267	$1,435	$31,865	$28,868	$366	$73,890

Troubled Debt Restructurings

At June 30, 2016, loans classified as TDRs totaled $6.0 million, of which $193,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.8 million were classified as performing TDRs. At December 31, 2015, loans classified as TDRs totaled $6.4 million, of which $527,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.9 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $588,000 and $910,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2016			2015
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	0	$0	$0
Real estate mortgage - residential	0	0	0	1	366	355
Real estate mortgage - commercial	0	0	0	1	800	800
Total	0	$0	$0	2	$1,166	$1,155

	Six Months Ended June 30,
	2016			2015
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	3	$250	$240
Real estate mortgage - residential	1	78	78	3	510	464
Real estate mortgage - commercial	0	0	0	4	1,273	1,137
Total	1	$78	$78	10	$2,033	$1,841

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans and one loan meeting the TDR criteria during the three and six months ended June 30, 2016, respectively, compared to two loans and ten loans during the three and six months ended June 30, 2015, respectively.

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses, provided for as a specific reserve within the allowance for loan losses, or in the process of foreclosure. There were no TDRs that defaulted within twelve months of its modification date during the three and six months ended June 30, 2016 and 2015, respectively. See Lending and Credit Management section for further information.

(3)	Other Real Estate and Repossessed Assets

	June 30,	December 31,
(in thousands)	2016	2015
Commercial	$830	$1,445
Real estate construction - commercial	12,380	12,380
Real estate mortgage - residential	1,144	477
Real estate mortgage - commercial	4,097	4,923
Repossessed assets	11	0
Total	$18,462	$19,225
Less valuation allowance for other real estate owned	(3,208)	(3,233)
Total other real estate and repossessed assets	$15,254	$15,992

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$18,696	$14,984	$19,225	$15,140
Additions	892	914	1,634	1,517
Proceeds from sales	(1,125)	(153)	(2,399)	(1,036)
Charge-offs against the valuation allowance for other real estate owned, net	(55)	0	(101)	(16)
Net gain on sales	54	4	103	144
Total other real estate and repossessed assets	$18,462	$15,749	$18,462	$15,749
Less valuation allowance for other real estate owned	(3,208)	(3,233)	(3,208)	(3,233)
Balance at end of period	$15,254	$12,516	$15,254	$12,516

At June 30, 2016, $146,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $390,000 at December 31, 2015.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$3,225	$3,233	$3,233	$3,233
Provision for other real estate owned	38	0	76	0
Charge-offs	(55)	0	(101)	0
Balance, end of period	$3,208	$3,233	$3,208	$3,233

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2016 and December 31, 2015 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair value
June 30, 2016
Government sponsored enterprises	$38,824	$140	$1	38,963
Asset-backed securities	166,066	1,469	354	167,181
Obligations of states and political subdivisions	28,351	661	2	29,010
Total available-for-sale securities	$233,241	$2,270	$357	$235,154

December 31, 2015
Government sponsored enterprises	$73,605	$127	$235	$73,497
Asset-backed securities	130,179	440	1,768	128,851
Obligations of states and political subdivisions	32,224	493	11	32,706
Total available-for-sale securities	$236,008	$1,060	$2,014	$235,054

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

Other investments and securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $9.0 and $8.0 million as of June 30, 2016 and December 31, 2015, respectively.

Debt securities with carrying values aggregating approximately $209.3 million and $182.7 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2016, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$15,119	$15,127
Due after one year through five years	41,357	41,771
Due after five years through ten years	10,169	10,544
Due after ten years	530	531
Total	67,175	67,973
Asset-backed securities	166,066	167,181
Total available-for-sale securities	$233,241	$235,154

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2016
Government sponsored enterprises	$8,002	$(1)	$0	$0	$8,002	$(1)
Asset-backed securities	41,378	(244)	11,197	(110)	52,575	(354)
Obligations of states and political subdivisions	540	(2)	251	0	791	(2)
Total	$49,920	$(247)	$11,448	$(110)	$61,368	$(357)

(in thousands)
At December 31, 2015
Government sponsored enterprises	$43,539	$(222)	$1,002	$(13)	$44,541	$(235)
Asset-backed securities	56,095	(620)	43,576	(1,148)	99,671	(1,768)
Obligations of states and political subdivisions	2,571	(6)	718	(5)	3,289	(11)
Total	$102,205	$(848)	$45,296	$(1,166)	$147,501	$(2,014)

The total available for sale portfolio consisted of approximately 277 securities at June 30, 2016. The portfolio included 29 securities having an aggregate fair value of $61.4 million that were in a loss position at June 30, 2016. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer had a fair value of $11.4 million at June 30, 2016. The $357,000 aggregate unrealized loss included in accumulated other comprehensive income at June 30, 2016 was caused by interest rate fluctuations.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The total available for sale portfolio consisted of approximately 316 securities at December 31, 2015. The portfolio included 111 securities having an aggregate fair value of $147.5 million that were in a loss position at December 31, 2015. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer had a fair value of $45.3 million at December 31, 2015. The $2.0 million aggregate unrealized loss included in accumulated other comprehensive income at December 31, 2015 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2016 and December 31, 2015, respectively. In the absense of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date, or re-pricing date or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Gains realized on sales	$18	$8	$490	$8
Losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$18	$8	$490	$8

(5)	Intangible Assets

Mortgage Servicing Rights

At June 30, 2016, the Company was servicing approximately $304.7 million of loans sold to the secondary market compared to $312.1 million at December 31, 2015, and $312.6 million at June 30, 2015. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $211,000 and $421,000 for the three and six months ended June 30, 2016, respectively, compared to $228,000 and $442,000 for the three and six months ended June 30, 2015, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$2,745	$2,662	$2,847	$2,762
Originated mortgage servicing rights	63	107	117	227
Changes in fair value:
Due to change in model inputs and assumptions (1)	(142)	128	(145)	87
Other changes in fair value (2)	(155)	(170)	(308)	(349)
Balance at end of period	$2,511	$2,727	$2,511	$2,727

(1) The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2) Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the six months ended June 30, 2016 and 2015:

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Weighted average constant prepayment rate	12.16%	10.66%
Weighted average note rate	3.90%	3.92%
Weighted average discount rate	9.19%	9.34%
Weighted average expected life (in years)	5.10	5.70

(6)	Federal funds purchased and securities sold under agreements to repurchase

	June 30,	December 31,
	2016	2015
Federal funds purchased	$0	$0
Repurchase agreements	35,694	56,834
Total	$35,694	$56,834

The Company offers a sweep account program whereby amounts in excess of an established limit are “swept” from the customer’s demand deposit account on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Company and its customers. Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities. They are accounted for as secured borrowings, not as sales and purchases of the securities portfolio. The securities collateral pledged for the repurchase agreements with customers is maintained by a designated third party custodian. The collateral amounts pledged to repurchase agreements by remaining maturity in the table below are limited to the outstanding balances of the related asset or liability; thus amounts of excess collateral are not shown.

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At June 30, 2016
Government sponsored enterprises	$8,009	$0	$0	$8,009
Asset-backed securities	27,685	0	0	27,685
Total	$35,694	$0	$0	$35,694

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At December 31, 2015
Government sponsored enterprises	$46,819	$0	$0	$46,819
Asset-backed securities	10,015	0	0	10,015
Total	$56,834	$0	$0	$56,834

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.1% for the three months ended June 30, 2016 compared to 34.2% for the three months ended June 30, 2015. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.2% for the six months ended June 30, 2016 compared to 34.3% for the six months ended June 30, 2015. The decrease in tax rates year over year is primarily due to an immaterial return to provision adjustment recorded in the first quarter of 2016.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

strategies in making this assessment. With the exception of certain capital losses generated during 2013 and 2014, it is management’s opinion that the Company will more likely than not realize the benefits of these temporary differences as of June 30, 2016 and, therefore, only established a valuation reserve against the Company’s capital loss carry forward. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. As indicated above, the Company generated approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests. The capital losses will expire between 2019 and 2020, and it is management’s opinion that the Company will not more likely than not generate the capital gain income necessary to utilize the capital loss carry forwards before the capital losses expire. As such, the Company has established an $83,000 valuation reserve against its capital loss carry forward deferred tax asset.

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

	Six months ended June 30, 2016
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(591)	$(1,427)	$(2,018)
Other comprehensive income (loss), before reclassifications	3,357	39	3,396
Amounts reclassified from accumulated other comprehensive income (loss)	(490)	0	(490)
Current period other comprehensive income, before tax	2,867	39	2,906
Income tax expense	(1,090)	(14)	(1,104)
Current period other comprehensive income, net of tax	1,777	25	1,802
Balance at end of period	$1,186	$(1,402)	$(216)

	Six months ended June 30, 2015
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$214	$(1,442)	$(1,228)
Other comprehensive income (loss), before reclassifications	(591)	72	(519)
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	0	(8)
Current period other comprehensive income (loss), before tax	(599)	72	(527)
Income tax benefit (expense)	228	(27)	201
Current period other comprehensive income (loss), net of tax	(371)	45	(326)
Balance at end of period	$(157)	$(1,397)	$(1,554)

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Payroll taxes	$336	$270	$632	$599
Medical plans	487	463	999	971
401k match and profit sharing	203	223	384	495
Pension plan	306	348	613	696
Other	46	24	62	43
Total employee benefits	$1,378	$1,328	$2,690	$2,804

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

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2016	2015
Service cost - benefits earned during the year	$1,179	$1,325
Interest costs on projected benefit obligations	956	838
Expected return on plan assets	(1,057)	(957)
Expected administrative expenses	70	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	0	66
Net periodic pension expense	$1,227	$1,391

Pension expense - three months ended June 30, (actual)	$306	$348
Pension expense - six months ended June 30, (actual)	$613	$696

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(10)	Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 553,361 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	65,270	$20.68
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(20,812)	21.89
Outstanding, June 30, 2016	44,458	$20.11	1.50	$0.00
Exercisable, June 30, 2016	36,675	$21.11	1.34	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2016.

Total stock-based compensation expense was $5,000 and $11,000 for the three and six months ended June 30, 2016, respectively, compared to $0 and $5,000 for both the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the total unrecognized compensation expense related to non-vested stock awards was $9,000 and the related weighted average period over which it is expected to be recognized is approximately 0.42 years.

(11)	Earnings per Share

Stock Dividend On July 1, 2016, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2016. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Net income available to shareholders	$1,412	$1,927	$3,410	$4,065
Basic earnings per share	$0.25	$0.34	$0.60	$0.72
Diluted earnings per share:
Net income available to shareholders	$1,412	$1,927	$3,410	$4,065
Average shares outstanding	5,645,270	5,660,499	5,648,664	5,660,499
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,645,270	5,660,499	5,648,664	5,660,499
Diluted earnings per share	$0.25	0.34	$0.60	0.72

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

Options to purchase 44,458 and 69,106 shares during the three and six months ended June 30, 2016 and 2015, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan to purchase through open market transactions $2.0 million market value of the Company’s common stock. During 2016, the Company repurchased 15,301 shares of common stock pursuant to the plan at an average price of $14.78 per share.

The table below shows activity in the outstanding shares of the Company's common stock during the periods presented in the table. Shares in the table below are presented on a historical basis and have not been restated for the annual 4% stock dividends.

	Number of shares
	June 30,	December 31,	June 30,
	2016	2015	2015
Outstanding, beginning of period	5,441,190	5,233,986	5,233,986
Issuance of stock:
4% stock dividend	217,155	209,359	209,359
Purchase of treasury stock	(15,301)	(2,155)	0
Outstanding, end of period	5,643,044	5,441,190	5,443,344

Except as noted in the above table, all share and per share amounts in this note have been restated for the 4% common stock dividend distributed July 1, 2016.

(12)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of June 30, 2016 and December 31, 2015, respectively, there were no transfers into or out of Levels 1-3.

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

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Government sponsored enterprises	$38,963	$0	$38,963	$0
Asset-backed securities	167,181	0	167,181	0
Obligations of states and political subdivisions	29,010	0	29,010	0
Mortgage servicing rights	2,511	0	0	2,511
Total	$237,665	$0	$235,154	$2,511

December 31, 2015
Assets:
Government sponsored enterprises	$73,497	$0	73,497	0
Asset-backed securities	128,851	0	128,851	0
Obligations of states and political subdivisions	32,706	0	32,706	0
Mortgage servicing rights	2,847	0	0	2,847
Total	$237,901	$0	$235,054	$2,847

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,745	$2,662	$2,847	$2,762
Total gains or losses (realized/unrealized):
Included in earnings	(297)	(42)	(453)	(262)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	63	107	117	227
Settlements	0	0	0	0
Balance at end of period	$2,511	$2,727	$2,511	$2,727

The change in valuation of mortgage servicing rights arising from inputs and assumptions decreased $142,000 and $145,000, compared to an increase of $128,000 and $87,000 for the three and six months ended June 30, 2016 and 2015, respectively. MSR values have been falling steadily throughout 2016. The lower values are primarily related to faster prepay speed assumptions, consistent with lower long term interest rates.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Three Months Ended June 30,
			2016	2015
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	12.16%	10.66%
		Weighted average note rate	3.90%	3.92%
		Weighted average discount rate	9.19%	9.34%
		Weighted average expected life (in years)	5.10	5.70

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations less estimated selling costs, or by discounting the total expected future cash flows. Once the fair value of the collateral less estimated selling costs has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2016, the Company identified $4.7 million in impaired loans that had specific allowances for losses aggregating $1.6 million. Related to these loans, there was $208,000 and $768,000 in charge-offs recorded during the three and six months ended June 30, 2016, respectively. As of June 30, 2015, the Company identified $8.3 million in impaired loans that had specific allowances for losses aggregating $2.7 million. Related to these loans, there was $211,000 and $306,000 in charge-offs recorded during the three and six months ended June 30, 2015, respectively.

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices			Three	Six
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2016
Assets:
Impaired loans:
Commercial, financial, & agricultural	$723	$0	$0	$723	$0	(359)
Real estate construction - commercial	44	0	0	44	0	0
Real estate mortgage - residential	2,047	0	0	2,047	(181)	(216)
Real estate mortgage - commercial	198	0	0	198	(23)	(177)
Consumer	85	0	0	85	(4)	(16)
Total	$3,097	$0	$0	$3,097	$(208)	(768)
Other real estate and foreclosed assets	$15,254	$0	$0	$15,254	$16	49

June 30, 2015
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,201	$0	$0	$1,201	$(21)	(21)
Real estate construction – commercial	47	0	0	47	0	0
Real estate mortgage - residential	3,645	0	0	3,645	(135)	(206)
Real estate mortgage - commercial	611	0	0	611	(7)	(30)
Consumer	107	0	0	107	(48)	(49)
Total	$5,611	$0	$0	$5,611	$(211)	(306)
Other real estate and foreclosed assets	$12,516	$0	$0	$12,516	$(38)	190

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 is as follows:

			June 30, 2016
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2016		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$18,093	$18,093	$18,093	$0	$0
Federal funds sold and overnight interest-bearing deposits	18,939	18,939	18,939	0	0
Investment in available-for-sale securities	235,154	235,154	0	235,154	0
Loans, net	913,550	918,073	0	0	918,073
Investment in FHLB stock	4,393	4,393	0	4,393	0
Mortgage servicing rights	2,511	2,511	0	0	2,511
Cash surrender value - life insurance	2,379	2,379	0	2,379	0
Accrued interest receivable	4,626	4,626	4,626	0	0
	$1,199,645	$1,204,168	$41,658	$241,926	$920,584
Liabilities:
Deposits:
Non-interest bearing demand	$217,777	$217,777	$217,777	$0	$0
Savings, interest checking and money market	477,797	477,797	477,797	0	0
Time deposits	309,667	309,321	0	0	309,321
Federal funds purchased and securities sold under agreements to repurchase	35,694	35,694	35,694	0	0
Subordinated notes	49,486	32,465	0	32,465	0
Federal Home Loan Bank advances	74,000	75,067	0	75,067	0
Accrued interest payable	372	372	372	0	0
	$1,164,793	$1,148,493	$731,640	$107,532	$309,321

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both June 30, 2016 and December 31, 2015. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At June 30, 2016, the Company accrued $2,000 for the reimbursement of expenses incurred on one repurchase loss remitted in April 2016 compared to $40,000 accrued for the expenses on one repurchase loss remitted in April 2015 of the prior year. At June 30, 2016, the Company was servicing 2,944 loans sold to the secondary market with a balance of approximately $304.7 million compared to 3,024 loans sold with a balance of approximately $312.1 million at December 31, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of year	$160	$160	$160	$160
Provision for repurchase liability	2	1	2	40
Reimbursement of expenses	(2)	(1)	(2)	(40)
Balance at end of year	$160	$160	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2016, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	June 30,	December 31,
(in thousands)	2016	2015
Commitments to extend credit	$217,321	$161,306
Commitments to originate residential first and second mortgage loans	4,495	3,175
Standby letters of credit	1,455	1,466
Total	223,271	165,947

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2016.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at June 30, 2016, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2016 and 2015, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Per Share Data
Basic earnings per share	$0.25	$0.34	$0.60	$0.72
Diluted earnings per share	0.25	0.34	0.60	0.72
Dividends paid on common stock	271	261	542	523
Book value per share			16.24	14.80
Market price per share			13.79	13.77
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.46%	0.65%	0.56%	0.69%
Return on stockholders' equity	6.26%	9.21%	7.62%	9.89%
Stockholders' equity to total assets	7.31%	7.02%	7.29%	6.95%
Efficiency ratio (1)	78.46%	74.46%	76.13%	73.64%

(Based on end-of-period data)
Stockholders' equity to assets			7.25%	6.96%
Total risk-based capital ratio			14.19%	14.89%
Tier 1 risk-based capital ratio			11.63%	11.80%
Common equity Tier 1 capital			8.73%	8.86%
Tier 1 leverage ratio (2)			9.88%	9.52%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Net interest income	$9,971	$9,984	$(13)	(0.1)%	$19,819	$19,962	$(143)	(0.7)%
Provision for loan losses	425	250	175	100.0	675	250	425	100.0
Noninterest income	1,949	2,461	(512)	(20.8)	4,397	4,448	(51)	(1.1)
Noninterest expense	9,353	9,267	86	0.9	18,436	17,975	461	2.6
Income before income taxes	2,142	2,928	(786)	(26.8)	5,105	6,185	(1,080)	(17.5)
Income tax expense	730	1,001	(271)	(27.1)	1,695	2,120	(425)	(20.0)
Net income	$1,412	$1,927	$(515)	(26.7)%	$3,410	$4,065	$(655)	(16.1)%

Consolidated net income decreased $515,000 to $1.4 million, or $0.25 per diluted share, for the three months ended June 30, 2016 compared to $1.9 million, or $0.34 per diluted share, for the three months ended June 30, 2015. For the three months ended June 30, 2016, the return on average assets was 0.46%, the return on average stockholders’ equity was 6.26%, and the efficiency ratio was 78.46%.

Consolidated net income decreased $655,000 to $3.4 million, or $0.60 per diluted share, for the six months ended June 30, 2016 compared to $4.1 million, or $0.72 per diluted share, for the six months ended June 30, 2015. For the six months ended June 30, 2016, the return on average assets was 0.56%, the return on average stockholders’ equity was 7.62%, and the efficiency ratio was 76.13%.

Net interest income was $10.0 million and $19.8 million for the three and six months ended June 30, 2016, respectively, compared to $10.0 million and $20.0 million for the three and six months end June 30, 2015, respectively. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.49% for the three months ended June 30, 2016, compared to 3.63% for the three months ended June 30, 2015, and decreased to 3.49% for the six months ended June 30, 2016 compared to 3.67% for the six months ended June 30, 2015. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $425,000 and $675,000 provision for loan losses was recorded for the three and six months ended June 30, 2016, respectively, compared to a $250,000 provision for the three and six months ended June 30, 2015.

The Company’s net recoveries were $336,000, or (0.04)% of average loans, for the three months ended June 30, 2016 compared to net charge-offs of $25,000, or 0.00% of average loans, for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company’s net recoveries were $113,000, or (0.01)% of average loans compared to net recoveries of $637,000, or (0.07)% of average loans for the six months ended June 30, 2015.

Non-performing loans totaled $9.5 million, or 1.02% of total loans, at June 30, 2016 compared to $10.3 million, or 1.19% of total loans, at December 31, 2015, and $18.1 million, or 2.09% of total loans, at June 30, 2015. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $512,000, or 20.80%, to $1.9 million for the three months ended June 30, 2016 compared to $2.5 million for the three months ended June 30, 2015, and was consistent at $4.4 million for both the six months ended June 30, 2016 and 2015. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $86,000, or 0.90%, to $9.4 million for the three months ended June 30, 2016 compared to $9.3 million for the three months ended June 30, 2015, and increased $461,000, or 2.60%, to $18.4 million for the six months ended June 30, 2016 compared to $18.0 million for the six months ended June 30, 2015. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,
(In thousands)	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$154,509	$1,794	4.67%	$156,362	$1,822	4.67%
Real estate construction - residential	18,207	206	4.55	13,487	223	6.63
Real estate construction - commercial	42,980	540	5.05	46,483	507	4.37
Real estate mortgage - residential	250,868	2,844	4.56	247,262	2,873	4.66
Real estate mortgage - commercial	404,141	4,686	4.66	377,636	4,460	4.74
Consumer	25,707	288	4.51	20,101	271	5.41
Total loans	$896,412	$10,358	4.65%	$861,331	$10,156	4.73%
Investment securities: (3)
Government sponsored enterprises	$40,925	$117	1.15%	$76,505	$267	1.40%
Asset backed securities	171,765	700	1.64	130,668	608	1.87
State and municipal	28,156	191	2.76	34,873	273	3.14
Total investment securities	$240,846	$1,008	1.68%	$242,046	$1,148	1.90%
Other investments and securities, at cost	8,544	75	3.53	5,616	40	2.86
Federal funds sold and interest bearing deposits in other financial institutions	16,140	18	0.45	9,024	8	0.36
Total interest earning assets	$1,161,942	$11,459	3.97%	$1,118,017	$11,352	4.07%
All other assets	88,640			87,922
Allowance for loan losses	(8,909)			(9,939)
Total assets	$1,241,673			$1,196,000
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$205,801	$157	0.31%	$209,967	$128	0.24%
Savings	97,027	12	0.05	89,789	12	0.05
Money market	181,724	118	0.26	170,067	107	0.25
Time deposits of $100,000 and over	136,272	232	0.68	141,881	222	0.63
Other time deposits	161,165	236	0.59	177,360	268	0.61
Total time deposits	$781,989	$755	0.39%	$789,064	$737	0.37%
Federal funds purchased and securities sold under agreements to repurchase	36,333	15	0.17	22,565	9	0.16
Subordinated notes	49,486	366	2.97	49,486	320	2.59
Federal Home Loan Bank Advances	61,604	243	1.59	42,242	164	1.56
Total borrowings	$147,423	$624	1.70%	$114,293	$493	1.73%
Total interest bearing liabilities	$929,412	$1,379	0.60%	$903,357	$1,230	0.55%
Demand deposits	212,569			199,513
Other liabilities	8,902			9,207
Total liabilities	1,150,883			1,112,077
Stockholders' equity	90,790			83,923
Total liabilities and stockholders' equity	$1,241,673			$1,196,000
Net interest income (FTE)		10,080			10,122
Net interest spread			3.37%			3.52%
Net interest margin			3.49%			3.63%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $109,000 and $138,000 for the three months ended June 30, 2016 and 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
(In thousands)	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$150,746	$3,509	4.67%	$152,553	$3,656	4.83%
Real estate construction - residential	18,167	414	4.57	15,573	404	5.23
Real estate construction - commercial	39,157	949	4.86	48,128	1,067	4.47
Real estate mortgage - residential	252,190	5,754	4.58	246,774	5,783	4.73
Real estate mortgage - commercial	396,282	9,208	4.66	376,126	8,840	4.74
Consumer	24,794	562	4.55	19,932	530	5.36
Total loans	$881,336	$20,396	4.64%	$859,086	$20,280	4.76%
Investment securities: (3)
Government sponsored enterprises	$52,692	$305	1.16%	$72,844	$511	1.41%
Asset backed securities	161,195	1,437	1.79	126,799	1,250	1.99
State and municipal	29,901	419	2.81	35,266	563	3.22
Total investment securities	$243,788	$2,161	1.78%	$234,909	$2,324	2.00%
Other investments and securities, at cost	8,291	151	3.65	5,116	66	2.60
Federal funds sold and interest bearing deposits in other financial institutions	19,226	50	0.52	13,429	22	0.30
Total interest earning assets	$1,152,641	$22,758	3.96%	$1,112,540	$22,692	4.11%
All other assets	89,571			89,222
Allowance for loan losses	(8,748)			(9,648)
Total assets	$1,233,464			$1,192,114
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$207,720	$324	0.31%	$212,777	$260	0.25%
Savings	94,627	24	0.05	87,735	23	0.05
Money market	180,131	234	0.26	171,303	213	0.25
Time deposits of $100,000 and over	132,682	441	0.67	139,135	432	0.63
Other time deposits	162,789	476	0.59	179,790	562	0.63
Total time deposits	$777,949	$1,499	0.39%	$790,740	$1,490	0.38%
Federal funds purchased and securities sold under agreements to repurchase	42,814	39	0.18	20,705	16	0.16
Subordinated notes	49,486	720	2.92	49,486	633	2.58
Federal Home Loan Bank Advances	55,802	450	1.62	41,227	311	1.52
Total borrowings	$148,102	$1,209	1.64%	$111,418	$960	1.74%
Total interest bearing liabilities	$926,051	$2,708	0.59%	$902,158	$2,450	0.55%
Demand deposits	207,833			196,937
Other liabilities	9,613			10,161
Total liabilities	1,143,497			1,109,256
Stockholders' equity	89,967			82,858
Total liabilities and stockholders' equity	$1,233,464			$1,192,114
Net interest income (FTE)		20,050			20,242
Net interest spread			3.37%			3.56%
Net interest margin			3.49%			3.67%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $231,000 and $280,000 for the six months ended June 30, 2016 and 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$(28)	$(22)	$(6)	$(147)	$(43)	$(104)
Real estate construction - residential	(17)	65	(82)	10	62	(52)
Real estate construction - commercial	33	(40)	73	(118)	(211)	93
Real estate mortgage - residential	(29)	42	(71)	(29)	125	(154)
Real estate mortgage - commercial	226	308	(82)	368	470	(102)
Consumer	17	68	(51)	32	117	(85)
Investment securities: (3)
Government sponsored entities	(150)	(108)	(42)	(206)	(126)	(80)
Asset backed securities	92	174	(82)	187	315	(128)
State and municipal	(82)	(49)	(33)	(144)	(80)	(64)
Other investments and securities, at cost	35	24	11	85	51	34
Federal funds sold and interest bearing deposits in other financial institutions	10	7	3	28	11	17
Total interest income	107	469	(362)	66	691	(625)
Interest expense:
NOW accounts	29	(3)	32	64	(6)	70
Savings	0	1	(1)	1	2	(1)
Money market	11	7	4	21	11	10
Time deposits of $100,000 and over	10	(9)	19	9	(21)	30
Other time deposits	(32)	(23)	(9)	(86)	(51)	(35)
Federal funds purchased and securities sold under agreements to repurchase	6	5	1	23	20	3
Subordinated notes	46	0	46	87	0	87
Federal Home Loan Bank advances	79	76	3	139	116	23
Total interest expense	149	54	95	258	71	187
Net interest income on a fully taxable equivalent basis	$(42)	$415	$(457)	$(192)	$620	$(812)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $109,000 and $231,000 for the three and six months end June 30, 2016, respectively, compared to $138,000 and $280,000 for the three and six months June 30, 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, reflected a decrease in net interest income, on a tax equivalent basis, of $42,000, or 0.41%, and financial results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 reflected a decrease of $192,000, or 0.95%.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.49% for the three months ended June 30, 2016 compared to 3.63% for the three months ended June 30, 2015, and decreased to 3.49% for the six months ended June 30, 2016 compared to 3.67% for the six months ended June 30, 2015. The decrease in net interest income and the net interest margin was due to a contraction in the net interest spread caused primarily by a decrease in the yield on investment securities maturing at higher historical rates and new replacement securities yielding lower current market rates.

Average interest-earning assets increased $43.9 million, or 3.93%, to $1.16 billion for the three months ended June 30, 2016 compared to $1.12 billion for the three months ended June 30, 2015, and average interest bearing liabilities increased $26.1 million, or 2.88%, to $929.4 million for the three months ended June 30, 2016 compared to $903.3 million for the three months ended June 30, 2015.

Average interest-earning assets increased $40.1 million, or 3.60%, to $1.15 billion for the six months ended June 30, 2016 compared to $1.11 billion for the six months ended June 30, 2015, and average interest bearing liabilities increased $23.9 million, or 2.65%, to $926.1 million for the six months ended June 30, 2016 compared to $902.2 million for the six months ended June 30, 2015.

Total interest income (expressed on a fully taxable equivalent basis) increased to $11.5 million and $22.8 million for the three and six months ended June 30, 2016, respectively, compared to $11.4 million and $22.7 million for the three and six months ended June 30, 2015, respectively. The Company’s rates earned on interest earning assets were 3.97% and 3.96% for the three and six months ended June 30, 2016, respectively, compared to 4.07% and 4.11% for the three and six months ended June 30, 2015, respectively.

Interest income on loans was $10.4 million and $20.4 million for the three and six months ended June 30, 2016, respectively, compared to $10.2 million and $20.3 million for the three and six months ended June 30, 2015, respectively.

Average loans outstanding increased $35.1 million, or 4.1%, to $896.4 million for the three months ended June 30, 2016 compared to $861.3 million for the three months ended June 30, 2015. The average yield on loans receivable decreased to 4.65% for the three months ended June 30, 2016 compared to 4.73% for the three months ended June 30, 2015.

For the six months ended June 30, 2016, average loans outstanding increased $22.2 million, or 2.6%, to $881.3 million compared to $859.1 million for the six months ended June 30, 2015. The average yield on loans receivable decreased to 4.64% for the six months ended June 30, 2016 compared to 4.76% for the six months ended June 30, 2015.

Total interest expense was $1.4 million and $2.7 million for the three and six months ended June 30, 2016, respectively, compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2015, respectively. The Company’s rates paid on interest bearing liabilities were 0.60% and 0.59% for the three and six months ended June 30, 2016 compared to 0.55% for both the three and six months ended June 30, 2015, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $755,000 and $1.5 million for the three and six months ended June 30, 2016, respectively, compared to $737,000 and $1.5 million for the three and six months ended June 30, 2015, respectively.

Average time deposits decreased $7.1 million, or 0.90%, to $782.0 million for the three months ended June 30, 2016 compared to $789.1 million for the three months ended June 30, 2015. The average cost of deposits increased to 0.39% for the three months ended June 30, 2016 compared to 0.37% for the three months ended June 30, 2015.

For the six months ended June 30, 2016, average time deposits decreased $12.8 million, or 1.62%, to $777.9 million for the six months ended June 30, 2015 compared to $790.7 million for the six months ended June 30, 2015. The average cost of deposits increased to 0.39% for the six months ended June 30, 2016 compared to 0.38% for the six months ended June 30, 2015 primarily as a result of higher market interest rates.

Interest expense on borrowings increased to $624,000 million and $1.2 million for the three and six months ended June 30, 2016, respectively, compared to $493,000 and $960,000 million for the three and six months ended June 30, 2015, respectively.

Average borrowings increased $33.1 million, or 29.0%, to $147.4 million for the three months ended June 30, 2016 compared to $114.3 million for the three months ended June 30, 2015. The average cost of borrowings decreased to 1.70% for the three months ended June 30, 2016 compared to 1.73% for the three months ended June 30, 2015.

For the six months ended June 30, 2016, average borrowings increased $36.7 million, or 32.35%, to $148.1 million for the six months ended June 30, 2015 compared to $111.4 million for the six months ended June 30, 2015. The average cost of deposits decreased to 1.64% for the six months ended June 30, 2016 compared to 1.74% for the six months ended June 30, 2015. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Non-interest Income
Service charges and other fees	$828	$864	$(36)	(4.2)%	$1,662	$1,694	$(32)	(1.9)%
Bank card income and fees	648	629	19	3.0	1,282	1,216	66	5.4
Trust department income	265	274	(9)	(3.3)	483	478	5	1.0
Real estate servicing fees, net	(86)	186	(272)	(146.2)	(32)	180	(212)	(117.8)
Gain on sales of mortgage loans, net	222	434	(212)	(48.8)	387	781	(394)	(50.4)
Gain on sale of investment securities	18	8	10	125.0	490	8	482	NM
Other	54	66	(12)	(18.2)	125	91	34	37.4
Total non-interest income	$1,949	$2,461	$(512)	(20.8)%	$4,397	$4,448	$(51)	(1.1)%

Non-interest income as a % of total revenue *	16.4%	19.8%			18.2%	18.2%

Total revenue per full time equivalent employee	$35.8	$36.9			$72.7	$72.4

* Total revenue is calculated as net interest income plus non-interest income.

  NM - not meaningful

Total non-interest income decreased $512,000, or 20.8%, to $1.9 million for the quarter ended June 30, 2016 compared to $2.5 million for the quarter ended June 30, 2015, and remained consistent at $4.4 million for both the six months ended June 30, 2016 and 2015, respectively.

Real estate servicing fees, net of the change in valuation of mortgage serving rights decreased $272,000, or 146.2%, to $(86,000) for the quarter ended June 30, 2016 compared to $186,000 for the quarter ended June 30, 2015, and decreased $212,000, or 117.8%, to $(32,000) for the six months ended June 30, 2016 compared to $180,000 for the six months ended June 30, 2015.

Mortgage loan servicing fees earned on loans sold were $211,000 for the quarter ended June 30, 2016 compared to $228,000 for the quarter ended June 30, 2015. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $297,000 for the quarter ended June 30, 2016 compared to $43,000 for the quarter ended June 30, 2015.

Mortgage loan servicing fees earned on loans sold were $421,000 for the six months ended June 30, 2016 compared to $442,000 for the six months ended June 30, 2015. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $453,000 for the six months ended June 30, 2016 compared to $262,000 for the six months ended June 30, 2015. The Company was servicing $304.7 million of mortgage loans at June 30, 2015 compared to $312.1 million and $312.6 million at December 31, 2015 and June 30, 2015, respectively.

Gain on sales of mortgage loans decreased $212,000, or 48.8%, to $222,000 for the quarter ended June 30, 2016 compared to $434,000 for the quarter ended June 30, 2015, and decreased $394,000, or 50.4%, to $387,000 for the six months ended June 30, 2016 compared to $781,000 for the six months ended June 30, 2015. The Company sold loans of $10.1 million for the quarter ended June 30, 2016 compared to $16.9 million for the quarter ended June 30, 2015, and $17.5 million for the six months ended June 30, 2016 compared to $28.9 million for the six months ended June 30, 2015.

Gain on sale of investment securities During the six months ended June 30, 2016 the Company received $44.3 million from proceeds on sales of available-for-sale debt securities and recognized gains of $490,000. These transactions were the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Non-interest Expense
Salaries	$3,927	$3,847	$80	2.1%	$7,965	$7,674	$291	3.8%
Employee benefits	1,378	1,328	50	3.8	2,690	2,804	(114)	(4.1)
Occupancy expense, net	673	717	(44)	(6.1)	1,306	1,380	(74)	(5.4)
Furniture and equipment expense	439	484	(45)	(9.3)	850	915	(65)	(7.1)
Processing expense, network and bank card expense	840	807	33	4.1	1,611	1,596	15	0.9
Legal, examination, and professional fees	328	339	(11)	(3.2)	662	610	52	8.5
FDIC insurance assessment	188	258	(70)	(27.1)	364	499	(135)	(27.1)
Advertising and promotion	242	270	(28)	(10.4)	452	507	(55)	(10.8)
Postage, printing, and supplies	291	272	19	7.0	527	543	(16)	(2.9)
Real estate foreclosure expense (gains), net	42	158	(116)	73.4	183	(23)	206	895.7
Other	1,005	787	218	27.7	1,826	1,470	356	24.2
Total non-interest expense	$9,353	$9,267	$86	0.9%	$18,436	$17,975	$461	2.6%
Efficiency ratio *	78.5%	74.5%			76.1%	73.6%
Salaries and benefits as a % of total non-interest expense	56.7%	55.8%			57.8%	58.3%
Number of full-time equivalent employees	333	337			333	337

* Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $86,000, or 0.9%, to $9.4 million for the quarter ended June 30, 2016 compared to $9.3 million for the quarter ended June 30, 2015, and increased $461,000, or 2.6%, to $18.4 million for the six months ended June 30, 2016 compared to $18.0 million for the six months ended June 30, 2015.

Salaries increased $80,000, or 2.1%, to $3.9 million for the quarter ended June 30, 2016 compared to $3.8 million for the quarter ended June 30, 2015, and increased $291,000, or 3.8%, to $8.0 million for the six months ended June 30, 2016 compared to $7.7 million for the six months ended June 30, 2015. The increases were primarily due to annual salary increases.

Employee benefits increased $50,000, or 3.8%, to $1.4 million for the quarter ended June 30, 2016 compared to $1.3 million for the quarter ended June 30, 2015, and decreased $114,000, or 4.1%, to $2.7 million for the six months ended June 30, 2016 compared to $2.8 million for the six months ended June 30, 2015. The increase quarter over quarter was primarily due to payroll taxes on incentive plan payments and the decrease year over year was primarily due to a decrease in the 401(k) profit-sharing plan, and pension plan expenses.

FDIC insurance assessment decreased $70,000, or 27.1%, to 188,000 for the quarter ended June 30, 2016 compared to $258,000 for the quarter ended June 30, 2015, and decreased $135,000, or 27.1%, to $364,000 for the six months ended June 30, 2016 compared to $499,000 for the six months ended June 30, 2015. The decrease for both periods was primarily due to a decrease in the 2016 assessment. As required by the Dodd-Frank Act, the FDIC finalized a rule in March 2016 to increase the deposit insurance fund from 1.15 percent of insured deposits to 1.35 percent by 2020. Under a rule adopted in 2011, assessment rates for all banks will decline by 2 or more basis points the quarter after the fund reaches 1.15 percent, which is anticipated for the second quarter of 2016. Under the current rule, starting that same quarter, banks under $10 billion will accrue credits for the portion of their assessments that contribute to growth of the fund above 1.15 percent.

Real estate foreclosure expense and (gains), net decreased $116,000, or 73.4%, to $42,000 for the quarter ended June 30, 2016 compared to $158,000 for the quarter ended June 30, 2015, and increased $206,000, or 895.7%, to $183,000 for the six months ended June 30, 2016 compared to $(23,000) for the six months ended June 30, 2015. Net gains recognized on other real estate owned were $26,000 for the quarter ended June 30, 2016 compared to $4,000 for the quarter ended June 30, 2015, and $47,000 for the six months ended June 30, 2016 compared to $254,000 for the six months ended June 30, 2015. Expenses to maintain foreclosed properties were $68,000 for the quarter ended June 30, 2016 compared to $162,000 for the quarter ended June 30, 2015, and $230,000 for the six months ended June 30, 2016 compared to $231,000 for the six months ended June 30, 2015.

Other non-interest expense increased $218,000, or 27.7%, to $1.0 million for the quarter ended June 30, 2016 compared to $787,000 for the quarter ended June 30, 2015, and increased $356,000, or 24.2%, to $1.8 million for the six months ended June 30, 2016 compared to $1.5 million for the six months ended June 30, 2015. The increase in both periods was primarily due to an increase in debit card charge offs due to fraudulent transactions, an increase in donations, and an increase in employee training, education, and travel expenses.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.1% for the quarter ended June 30, 2016 compared to 34.2% for the quarter ended June 30, 2015. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.2% for the six months ended June 30, 2016 compared to 34.3% for the six months ended June 30, 2015. The decrease in tax rates year over year is primarily due to an immaterial return to provision adjustment recorded during the first quarter of 2016.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 72.2% of total assets as of June 30, 2016 compared to 71.3% as of December 31, 2015.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Commercial, financial, and agricultural	$160,124	$149,091
Real estate construction - residential	14,995	16,895
Real estate construction - commercial	46,218	33,943
Real estate mortgage - residential	250,588	256,086
Real estate mortgage - commercial	425,124	385,869
Installment loans to individuals	25,893	23,196
Total loans	$922,942	$865,080
Percent of categories to total loans:
Commercial, financial, and agricultural	17.3%	17.2%
Real estate construction - residential	1.6	2.0
Real estate construction - commercial	5.0	3.9
Real estate mortgage - residential	27.2	29.6
Real estate mortgage - commercial	46.1	44.6
Installment loans to individuals	2.8	2.7
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. The Company sold loans of $10.1 million and $17.5 million to investors for the three and six months ended June 30, 2016, respectively, compared to $16.9 million and $28.9 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016, the Company was servicing approximately $304.7 million of loans sold to the secondary market compared to $312.1 million at December 31, 2015, and $312.6 million at June 30, 2015.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2016	2015
Nonaccrual loans:
Commercial, financial, and agricultural	$1,237	$308
Real estate construction - residential	0	0
Real estate construction - commercial	52	102
Real estate mortgage - residential	1,417	2,322
Real estate mortgage - commercial	841	1,542
Installment loans to individuals	100	144
Total	$3,647	$4,418

Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$1
Real estate construction - residential	0	0
Real estate construction - commercial	0	0
Real estate mortgage - residential	0	0
Real estate mortgage - commercial	0	0
Installment loans to individuals	7	5
Total	$7	$6
Performing troubled debt restructurings	5,798	5,850
Total nonperforming loans	9,452	10,274
Other real estate owned and repossessed assets	15,254	15,992
Total nonperforming assets	$24,706	$26,266

Loans	$922,942	$865,080
Allowance for loan losses to loans	1.02%	0.99%
Nonperforming loans to loans	1.02%	1.19%
Allowance for loan losses to nonperforming loans	99.37%	83.75%
Allowance for loan losses to nonperforming loans, excluding TDR's - accruing	257.03%	194.48%
Nonperforming assets to loans, other real estate owned and foreclosed assets	2.63%	2.98%

Total nonperforming assets totaled $24.7 million at June 30, 2016 compared to $26.3 million at December 31, 2015. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $9.5 million, or 1.02% of total loans, at June 30, 2016 compared to $10.3 million, or 1.19% of total loans, at December 31, 2015, and $18.1 million, or 2.09% of total loans, at June 30, 2015. Non-accrual loans included $193,000 and $527,000 of loans classified as TDRs at June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, approximately $3.5 million and $5.7 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than a normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2016 and December 31, 2015, respectively.

Total non-accrual loans at June 30, 2016 decreased $771,000, or 17.0%, to $3.6 million compared to $4.4 million at December 31, 2015. This decrease primarily consisted of decreases in real estate mortgage residential and commercial loans, partially offset by an increase in commercial, financial, and agricultural loans. The decrease in non-accrual loans primarily resulted from the sale of a piece of collateral and transfers of impaired loans to other real estate owned and repossessed assets.

Loans past due 90 days and still accruing interest at June 30, 2016, were $7,000 compared to $6,000 at December 31, 2015. Other real estate and repossessed assets at June 30, 2016 were $15.3 million compared to $16.0 million at December 31, 2015. During the six months ended June 30, 2016, $1.6 million of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $1.5 million during the six months ended June 30, 2015.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2016			December 31, 2015
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	8	$667	$103	8	$697	$67
Real estate mortgage - residential	8	3,612	434	7	3,615	630
Real estate mortgage - commercial	3	1,519	-	3	1,538	-
Total performing TDRs	19	$5,798	$537	18	$5,850	$697
Nonperforming TDRs
Real estate mortgage - commercial	2	$193	$51	4	$527	$213
Total nonperforming TDRs	2	$193	$51	4	$527	$213
Total TDRs	21	$5,991	$588	22	$6,377	$910

At June 30, 2016, loans classified as TDRs totaled $6.0 million, with $588,000 of specific reserves, of which $193,000 were classified as nonperforming TDRs and $5.8 million were classified as performing TDRs. This compared to $6.4 million of loans classified as TDRs, with $910,000 of specific reserves, of which $527,000 were classified as nonperforming TDRs and $5.9 million were classified as performing TDRs at December 31, 2015. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2015 to June 30, 2016 was primarily due to approximately $465,000 of payments received.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2016	2015
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,996	$2,153
Real estate construction - residential	63	59
Real estate construction - commercial	249	644
Real estate mortgage - residential	2,293	2,439
Real estate mortgage - commercial	3,411	2,935
Installment loans to individuals	284	273
Unallocated	96	101
Total	$9,392	$8,604

The allowance for loan losses (ALL) was $9.4 million, or 1.02% of loans outstanding, at June 30, 2016 compared to $8.6 million, or 0.99% of loans outstanding, at December 31, 2015, and $10.0 million, or 1.16% of loans outstanding, at June 30, 2015. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDR’s, was 257.03% at June 30, 2016, compared to 194.48% at December 31, 2015.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2016	2015
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,594	$1,540
Collectively evaluated for impairment - general reserves	7,798	7,064
Total	$9,392	$8,604

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2016, $1.6 million of the Company’s ALL was allocated to impaired loans totaling approximately $9.4 million compared to $1.5 million of the Company’s ALL allocated to impaired loans totaling approximately $10.3 million at December 31, 2015. Management determined that $4.7 million, or 50%, of total impaired loans required no reserve allocation at June 30, 2016 compared to $4.5 million, or 44%, at December 31, 2015 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying loss rates to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type. Beginning in the first quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years over the next two years. The Company believes that the five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, provides a representative historical loss period in the current economic environment. These historical loss rates for each risk group are used as the starting point to determine loss rates for measurement purposes. The historical loan loss rates are multiplied by loss emergence periods (LEP) which represent the estimated time period between a borrower first experiencing financial difficulty and the recognition of a loss.

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

Provision

The provision for loan losses was $425,000 and $625,000 for the three and six months ended June 30, 2016, respectively, compared to a $250,000 provision for both the three and six months ended June 30, 2015. The increase was primarily due to using a fourteen quarter look-back period compared to twelve quarters, as discussed above, in addition to an increase in loans.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Analysis of allowance for loan losses:
Balance beginning of period	$8,631	$9,761	$8,604	$9,099
Charge-offs:
Commercial, financial, and agricultural	36	122	138	150
Real estate construction - commercial	-	5	1	5
Real estate mortgage - residential	175	140	381	211
Real estate mortgage - commercial	28	8	111	32
Installment loans to individuals	67	113	123	161
Total charge-offs	306	388	754	559
Recoveries:
Commercial, financial, and agricultural	$80	$40	$177	$615
Real estate construction - residential	-	117	-	294
Real estate construction - commercial	491	-	502	-
Real estate mortgage - residential	9	47	17	59
Real estate mortgage - commercial	31	117	92	152
Installment loans to individuals	31	42	79	76
Total recoveries	642	363	867	1,196
Net charge-offs (recoveries)	(336)	25	(113)	(637)
Provision for loan losses	425	250	675	250
Balance end of period	$9,392	$9,986	$9,392	$9,986

Net Loan Charge-offs (Recoveries)

The Company’s net loan recoveries were $336,000, or (0.04)% of average loans, for the three months ended June 30, 2016, compared to net loan charge-offs of $25,000, or 0.00% of average loans, for the three months ended June 30, 2015. The decrease in charge-offs quarter over quarter primarily related to a commercial real estate construction loan recovery received from the sale of collateral during the second quarter of 2016.

The Company’s net loan recoveries were $113,000, or (0.01)% of average loans, for the six months ended June 30, 2016, compared to net loan recoveries of $637,000, or (0.07)% of average loans, for the six months ended June 30, 2015. Although loan charge-offs increased year over year, they were offset by a significant commercial real estate construction loan recovery received in the second quarter of 2016, and one commercial loan and one real estate residential construction loan recovery received during the first and second quarters of 2015.

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

	June 30,	December 31,
(In thousands)	2016	2015
Federal funds sold and other overnight interest-bearing deposits	$18,939	$7,893
Available-for-sale investment securities	235,154	235,054
Total	$254,093	$242,947

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes.

The fair value of the available-for-sale investment portfolio was $235.2 million at June 30, 2016 and included an unrealized net gain of $1.9 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $16.6 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2016 and December 31, 2015, the Company’s unpledged securities in the available for sale portfolio totaled approximately $25.9 million and $52.4 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$3,533	$3,481
Federal funds purchased and securities sold under agreements to repurchase	49,616	66,911
Other deposits	156,137	112,282
Total pledged, at fair value	$209,286	$182,674

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At June 30, 2016, such deposits totaled $695.6 million and represented 69.2% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $309.7 million at June 30, 2016. These accounts are normally considered more volatile and higher costing representing 30.8% of total deposits at June 30, 2016.

Core deposits at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Core deposit base:
Non-interest bearing demand	$217,777	$208,035
Interest checking	197,426	176,124
Savings and money market	280,371	264,956
Total	$695,574	$649,115

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2016, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $11.7 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2016. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2016, there was $35.7 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2016.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2016, the Bank had $74.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Borrowings:
Securities sold under agreements to repurchase	$35,694	$56,834
Federal Home Loan Bank advances	74,000	50,000
Subordinated notes	49,486	49,486
Total	$159,180	$156,320

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	June 30,				December 31,
	2016				2015
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$271,170	$3,454	$48,210	$322,834	$257,513	$3,412	$45,175	$306,100
Advances outstanding	(74,000)	0	0	(74,000)	(50,000)	0	0	(50,000)
Total available	$197,170	$3,454	$48,210	$248,834	$207,513	$3,412	$45,175	$256,100

At June 30, 2016, loans with a market value of $369.8 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2016, investments with a market value of $13.7 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $37.0 million at June 30, 2016 compared to $28.4 million at December 31, 2015. The $8.6 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended June 30, 2016. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $4.8 million for the three months ended June 30, 2016.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $56.3 million. The cash outflow primarily consisted of $76.4 million purchases of investment securities, and $59.5 million net increase in loans, partially offset by $44.3 million proceeds from sales of investment securities, and $34.5 from maturities, calls, and pay-downs of investment securities.

Financing activities provided cash of $60.1 million, resulting primarily from a $36.7 million increase in interest bearing transaction accounts, $24.0 million increase in net FHLB advances, and $11.6 million increase in time deposits, partially offset by a $21.1 million decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2016.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $223.3 million in unused loan commitments and standby letters of credit as of June 30, 2016. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $542,000 and $523,000 for the six months ended June 30, 2016 and 2015, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank did not declare or pay dividends to the Company during the six months ended June 30, 2016. At June 30, 2016 and December 31, 2015, the Company had cash and cash equivalents totaling $2.7 million and $5.0 million, respectively.

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

Under the Basel III requirements, at June 30, 2016 and December 31, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2016
Total Capital (to risk-weighted assets):
Company	$149,509	14.19%	$84,313	8.00%	$	N.A.	N.A.%
Bank	142,875	13.61	83,986	8.00		104,983	10.00
Tier I Capital (to risk-weighted assets):
Company	$122,609	11.63%	$63,235	6.00%	$	N.A.	N.A.%
Bank	133,323	12.70	62,990	6.00		83,986	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$91,957	8.73%	$47,426	4.50%	$	N.A.	N.A.%
Bank	133,323	12.70	47,242	4.50		68,239	6.50
Tier I Capital (to adjusted average assets):
Company	$122,609	9.88%	$49,633	4.00%	$	N.A.	N.A.%
Bank	133,323	10.80	49,396	4.00		61,745	5.00

(in thousands)
December 31, 2015
Total Capital (to risk-weighted assets):
Company	$146,068	14.78%	$79,066	8.00%		N.A.	N.A.%
Bank	137,572	13.98	78,718	8.00		$98,398	10.00
Tier I Capital (to risk-weighted assets):
Company	$118,875	12.03%	$59,299	6.00%		N.A.	N.A.%
Bank	128,808	13.09	59,039	6.00		$78,718	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$89,304	9.04%	$44,475	4.50%	$	N.A.	N.A.%
Bank	128,808	13.09	44,279	4.50		63,959	6.50
Tier I capital (to adjusted average assets):
Company	$118,875	9.84%	$48,314	4.00%	$	N.A.	N.A.%
Bank	128,808	10.73	48,025	4.00		60,031	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended June 30, 2016, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2016. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$33,173	$7,515	$12,696	$61,130	$56,791	$63,849	$235,154
Federal funds sold and other over-night interest-bearing deposits	18,939	-	-	-	-	-	18,939
Other restricted investments	6,040	-	-	3,000	-	-	9,040
Loans	254,805	109,628	140,274	124,257	151,524	142,454	922,942
Total	$312,957	$117,143	$152,970	$188,387	$208,315	$206,303	$1,186,075

LIABILITIES
Savings, interest checking, and money market deposits	$247,499	$-	$230,298	$-	$-	$-	$477,797
Time deposits	221,161	48,772	26,962	6,552	6,220	-	309,667
Federal funds purchased and securities sold under agreements to repurchase	35,694	-	-	-	-	-	35,694
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	25,000	17,000	15,000	10,000	7,000	-	74,000
Total	$578,840	$65,772	$272,260	$16,552	$13,220	$-	$946,644
Interest-sensitivity GAP
Periodic GAP	$(265,883)	$51,371	$(119,290)	$171,835	$195,095	$206,303	$239,431
Cumulative GAP	$(265,883)	$(214,512)	$(333,802)	$(161,967)	$33,128	$239,431	$239,431

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.54	1.78	0.56	11.38	15.76	NM	1.25
Cumulative GAP	0.54	0.67	0.64	0.83	1.03	1.25	1.25

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended June 30, 2016.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2016.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Revenue from Contracts with Customers The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), in May 2014. The ASU supersedes revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance in the FASB Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies specific steps that entities should apply in order to achieve this principle. The amendments are effective for interim and annual periods beginning January 1, 2018 and must be applied retrospectively.

In March 2016, the FASB began to issue targeted guidance to clarify specific implementation issues of ASU 2014-09. The FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on determining an entity's role in providing goods and services as a principal versus an agent, and whether it controls each specified good or service before it is transferred to the customer. In April 2016, ASU 2016-10, Identifying Performance Obligations and Licensing, was issued, which clarifies the guidance related to whether goods or services are distinct within the contract and therefore are a performance obligation, and clarifies the timing and pattern of revenue recognition for licenses of intellectual property. The effective date and transition requirements of these ASUs are the same as those of ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The amendments in this update address narrow-scope improvements to the accounting guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments also included a rescission issued in May 2016, ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Task Force meeting, and relates to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, and accounting for consideration given by a vendor to a customer. These amendments are effective upon the adoption of ASU 2014-09. The Company continues to assess the impact of the ASU's adoption on the Company’s consolidated financial statements and disclosures.

Debt Instruments The FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments, in March 2016. The ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Under the new guidance, the embedded options should be assessed solely in accordance with a four-step decision sequence, with no additional assessment of whether the triggering event is indexed to interest rates or credit risk. The amendments are effective January 1, 2017 and are not expected to have a significant effect on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended June 30, 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
April 1-30, 2016	2,992	$15.23	2,992	$1,792,227
May 1-31, 2016	695	$14.79	695	$1,781,945
June 1-30, 2016	2,979	$13.82	2,979	$1,740,769
Total	6,666	$14.56	6,666	$1,740,769

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

August 15, 2016	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

August 15, 2016	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2016 Form 10-Q

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