Form 10-Q
period 2016-09-30
HAWTHORN BANCSHARES, INC.
filed 2016-11-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of November 09, 2016, the registrant had 5,624,310 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Cash and due from banks	$19,106	$20,484
Federal funds sold and other overnight interest-bearing deposits	19,788	7,893
Cash and cash equivalents	38,894	28,377
Investment in available-for-sale securities, at fair value	221,824	235,054
Other investments and securities, at cost	9,240	8,037
Total investment securities	231,064	243,091
Loans	947,771	865,080
Allowances for loan losses	(9,470)	(8,604)
Net loans	938,301	856,476
Premises and equipment - net	35,591	36,389
Mortgage servicing rights	2,370	2,847
Other real estate and repossessed assets - net	14,438	15,992
Accrued interest receivable	4,624	4,853
Cash surrender value - life insurance	2,396	2,348
Other assets	10,041	10,548
Total assets	$1,277,719	$1,200,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$229,987	$208,035
Savings, interest checking and money market	477,945	441,080
Time deposits $100,000 and over	153,651	132,244
Other time deposits	156,448	165,838
Total deposits	1,018,031	947,197
Federal funds purchased and securities sold under agreements to repurchase	28,504	56,834
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	79,000	50,000
Accrued interest payable	408	382
Other liabilities	9,502	9,736
Total liabilities	1,184,931	1,113,635
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,822,357 and 5,605,202 shares, respectively	5,822	5,605
Surplus	41,497	38,549
Retained earnings	50,021	48,700
Accumulated other comprehensive loss, net of tax	(567)	(2,018)
Treasury stock; 194,045 and 164,013 shares, at cost	(3,985)	(3,550)
Total stockholders’ equity	92,788	87,286
Total liabilities and stockholders’ equity	$1,277,719	$1,200,921

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$10,634	$10,713	$30,929	$30,891
Interest on investment securities:
Taxable	754	872	2,523	2,663
Nontaxable	119	169	381	524
Federal funds sold and other overnight interest-bearing deposits	19	3	69	24
Dividends on other securities	80	72	231	139
Total interest income	11,606	11,829	34,133	34,241
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	291	241	874	738
Time deposit accounts $100,000 and over	267	222	708	653
Other time deposits	231	269	707	831
Interest on federal funds purchased and securities sold under agreements to repurchase	13	12	51	28
Interest on subordinated notes	375	325	1,095	958
Interest on Federal Home Loan Bank advances	282	202	732	513
Total interest expense	1,459	1,271	4,167	3,721
Net interest income	10,147	10,558	29,966	30,520
Provision for loan losses	300	0	975	250
Net interest income after provision for loan losses	9,847	10,558	28,991	30,270
NON-INTEREST INCOME
Service charges and other fees	882	903	2,544	2,597
Bank card income and fees	593	632	1,875	1,849
Trust department income	216	235	699	714
Real estate servicing fees, net	(4)	177	(36)	357
Gain on sale of mortgage loans, net	266	322	653	1,103
Gain on sale of investment securities	111	0	602	8
Other	61	67	185	157
Total non-interest income	2,125	2,336	6,522	6,785
NON-INTEREST EXPENSE
Salaries and employee benefits	5,063	5,320	15,718	15,798
Occupancy expense, net	730	685	2,037	2,064
Furniture and equipment expense	438	464	1,288	1,379
Processing, network, and bank card expense	878	806	2,490	2,402
Legal, examination, and professional fees	277	332	939	943
FDIC insurance assessment	196	175	560	673
Advertising and promotion	283	273	734	780
Postage, printing, and supplies	244	250	771	794
Real estate foreclosure expense (gains), net	49	(329)	232	(352)
Other	927	1,001	2,753	2,472
Total non-interest expense	9,085	8,977	27,522	26,953
Income before income taxes	2,887	3,917	7,991	10,102
Income tax expense	1,003	1,378	2,697	3,497
Net income	1,884	2,539	5,294	6,605
Basic earnings per share	$0.33	$0.45	$0.94	$1.17
Diluted earnings per share	$0.33	$0.45	$0.94	$1.17

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Net income	$1,884	$2,539	$5,294	$6,605
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	(294)	993	1,788	627
Adjustment for gain on sale of investment securities, net of tax	(69)	0	(373)	(5)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	12	24	36	68
Total other comprehensive income (loss)	(351)	1,017	1,451	690
Total comprehensive income	$1,533	$3,556	$6,745	$7,295

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated
				Other		Total
				Comprehensive		Stock -
	Common		Retained	Income	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	(Loss)	Stock	Equity
Balance, December 31, 2014	$5,396	$35,901	$44,016	$(1,228)	$(3,517)	$80,568
Net income	0	0	6,605	0	0	6,605
Other comprehensive income	0	0	0	690	0	690
Stock dividend	209	2,638	(2,847)	0	0	0
Stock based compensation expense	0	5	0	0	0	5
Cash dividends declared, common stock	0	0	(795)	0	0	(795)
Balance, September 30, 2015	$5,605	$38,544	$46,979	$(538)	$(3,517)	$87,073

Balance, December 31, 2015	$5,605	$38,549	$48,700	$(2,018)	$(3,550)	$87,286
Net income	0	0	5,294	0	0	5,294
Other comprehensive income	0	0	0	1,451	0	1,451
Stock dividend	217	2,932	(3,149)	0	0	0
Stock based compensation expense	0	16	0	0	0	16
Purchases of treasury stock	0	0	0	0	(435)	(435)
Cash dividends declared, common stock	0	0	(824)	0	0	(824)
Balance, September 30, 2016	$5,822	$41,497	$50,021	$(567)	$(3,985)	$92,788

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$5,294	$6,605
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	250
Depreciation expense	1,432	1,454
Net amortization of investment securities, premiums, and discounts	1,418	1,007
Stock based compensation expense	16	5
Change in fair value of mortgage servicing rights	690	291
Gain on sale of investment securities	(602)	(8)
Gain on sales and dispositions of premises and equipment	(9)	(8)
Gain on sales and dispositions of other real estate and repossessed assets	(215)	(151)
Provision for other real estate owned	176	(6)
Decrease (increase) in accrued interest receivable	229	(93)
Increase in cash surrender value -life insurance	(48)	(45)
(Increase) decrease in other assets	(135)	2,224
Increase in accrued interest payable	26	5
(Decrease) increase in other liabilities	(243)	1,251
Origination of mortgage loans for sale	(27,849)	(40,008)
Proceeds from the sale of mortgage loans	28,769	40,090
Gain on sale of mortgage loans, net	(653)	(1,103)
Other, net	(155)	(194)
Net cash provided by operating activities	9,116	11,566
Cash flows from investing activities:
Net increase in loans	(85,087)	(21,892)
Purchase of available-for-sale debt securities	(102,000)	(81,595)
Proceeds from maturities of available-for-sale debt securities	42,441	24,188
Proceeds from calls of available-for-sale debt securities	13,535	11,440
Proceeds from sales of available-for-sale debt securities	60,720	720
Proceeds from sales of FHLB stock	0	400
Purchases of FHLB stock	(1,203)	(4,915)
Purchases of premises and equipment	(881)	(709)
Proceeds from sales of premises and equipment	9	11
Proceeds from sales of other real estate and foreclosed assets	3,613	1,443
Net cash used in investing activities	(68,853)	(70,909)
Cash flows from financing activities:
Net increase in demand deposits	21,952	2,014
Net increase in interest-bearing transaction accounts	36,865	10,819
Net increase (decrease) in time deposits	12,017	(10,179)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(28,330)	9,792
Repayment of FHLB advances	(16,000)	(55,000)
FHLB advances	45,000	92,000
Purchases of treasury stock	(435)	0
Cash dividends paid - common stock	(815)	(785)
Net cash provided by financing activities	70,254	48,661
Net increase (decrease) in cash and cash equivalents	10,517	(10,682)
Cash and cash equivalents, beginning of period	28,377	42,809
Cash and cash equivalents, end of period	$38,894	$32,127

See accompanying notes to the consolidated financial statements (unaudited).

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,141	$3,717
Income taxes	$2,705	$1,559
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$2,020	$4,549

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 condensed consolidated presentation. Such reclassifications have no effect on previously reported net income or stockholders’ equity.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Commercial, financial, and agricultural	$172,274	$149,091
Real estate construction - residential	17,066	16,895
Real estate construction - commercial	48,743	33,943
Real estate mortgage - residential	256,786	256,086
Real estate mortgage - commercial	423,779	385,869
Installment and other consumer	29,123	23,196
Total loans	$947,771	$865,080

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of automobile financing. At September 30, 2016, loans with a carrying value of $472.9 million, or $388.3 million fair value, were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended September 30, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$2,996	$63	$249	$2,293	$3,411	$284	$96	$9,392
Additions:
Provision for loan losses	(94)	(4)	44	(152)	450	50	6	300
Deductions:
Loans charged off	157	0	0	92	27	86	0	362
Less recoveries on loans	(26)	0	0	(31)	(36)	(47)	0	(140)
Net loans charged off	131	0	0	61	(9)	39	0	222
Balance at end of period	$2,771	$59	$293	$2,080	$3,870	$295	$102	$9,470

	Nine Months Ended September 30, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
Balance at beginning of period	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Additions:
Provision for loan losses	710	0	(852)	66	944	106	1	975
Deductions:
Loans charged off	295	0	1	474	137	209	0	1,116
Less recoveries on loans	(203)	0	(502)	(49)	(128)	(125)	0	(1,007)
Net loans charged off	92	0	(501)	425	9	84	0	109
Balance at end of period	$2,771	$59	$293	$2,080	$3,870	$295	$102	$9,470

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

Loans, or portions of loans, are charged off to the extent deemed uncollectible or a loss is confirmed. Loan charge-offs reduce the allowance for loan losses, and recoveries of loans previously charged off are added back to the allowance. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment and specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration.

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at September 30, 2016 and December 31, 2015, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	Loans to	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Individuals	allocated	Total
September 30, 2016
Allowance for loan losses:
Individually evaluated for impairment	$632	$0	$8	$386	$262	$14	$0	$1,302
Collectively evaluated for impairment	2,139	59	285	1,694	3,608	281	102	8,168
Total	$2,771	$59	$293	$2,080	$3,870	$295	$102	$9,470
Loans outstanding:
Individually evaluated for impairment	$1,811	$0	$51	$5,195	$2,068	$117	$0	$9,242
Collectively evaluated for impairment	170,463	17,066	48,692	251,591	421,711	29,006	0	938,529
Total	$172,274	$17,066	$48,743	$256,786	$423,779	$29,123	$0	$947,771

December 31, 2015
Allowance for loan losses:
Individually evaluated for impairment	$285	$0	$15	$955	$266	$19	$0	$1,540
Collectively evaluated for impairment	1,868	59	629	1,484	2,669	254	101	7,064
Total	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Loans outstanding:
Individually evaluated for impairment	$1,005	$0	$102	$5,936	$3,081	$144	$0	$10,268
Collectively evaluated for impairment	148,086	16,895	33,841	250,150	382,788	23,052	0	854,812
Total	$149,091	$16,895	$33,943	$256,086	$385,869	$23,196	$0	$865,080

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $9.2 million and $10.3 million at September 30, 2016 and December 31, 2015, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals or internal evaluations, less selling costs, or by discounting the total expected future cash flows. At September 30, 2016 and December 31, 2015, $4.7 million and $6.4 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated a specific reserve allocation is recorded. At September 30, 2016, $1.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $9.2 million compared to $1.5 million of the Company's allowance for loan losses allocated to impaired loans totaling $10.3 million at December 31, 2015. Management determined that $2.1 million, or 23%, of total impaired loans required no reserve allocation at September 30, 2016 compared to $4.5 million, or 44%, at December 31, 2015 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Non-accrual loans	$3,587	$4,418
Performing TDRs	5,655	5,850
Total impaired loans	$9,242	$10,268

The following tables provide additional information about impaired loans at September 30, 2016 and December 31, 2015, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2016
With no related allowance recorded:
Commercial, financial and agricultural	$787	$927	$0
Real estate - residential	1,345	1,346	0
Total	$2,132	$2,273	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,024	$1,059	$632
Real estate - construction commercial	51	56	8
Real estate - residential	3,850	3,914	386
Real estate - commercial	2,068	2,404	262
Consumer	117	147	14
Total	$7,110	$7,580	$1,302
Total impaired loans	$9,242	$9,853	$1,302

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2015
With no related allowance recorded:
Commercial, financial and agricultural	$448	$450	$0
Real estate - residential	1,645	1,712	0
Real estate - commercial	2,446	2,572	0
Total	$4,539	$4,734	$0
With an allowance recorded:
Commercial, financial and agricultural	$557	$572	$285
Real estate - construction commercial	102	115	15
Real estate - residential	4,291	4,320	955
Real estate - commercial	635	884	266
Consumer	144	182	19
Total	$5,729	$6,073	$1,540
Total impaired loans	$10,268	$10,807	$1,540

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$460	$(9)	$3,416	$6	$491	$18	$4,033	$33
Real estate - construction residential	0	0	0	0	0	0	1,101	0
Real estate - construction commercial	0	0	0	0	0	0	2,002	0
Real estate - residential	2,050	27	2,326	5	1,640	63	2,924	26
Real estate - commercial	1,167	17	2,958	17	1,769	17	8,978	103
Consumer	0	0	0	0	0	0	10	1
Total	$3,677	$35	$8,700	$28	$3,900	$98	$19,048	$163
With an allowance recorded:
Commercial, financial and agricultural	$1,398	$(13)	$787	$5	$924	$9	$1,389	$18
Real estate - construction residential	0	0	0	0	0	0	0	0
Real estate - construction commercial	51	0	55	0	64	0	28	0
Real estate - residential	2,992	20	4,850	30	3,741	78	4,713	80
Real estate - commercial	811	14	1,228	0	717	61	1,216	0
Consumer	118	(1)	162	0	123	0	209	0
Total	$5,370	$20	$7,082	$35	$5,569	$148	$7,555	$98
Total impaired loans	$9,047	$55	$15,782	$63	$9,469	$246	$26,603	$261

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $55,000 and $246,000, for the three months and nine months ended September 30, 2016, respectively, compared to $63,000 and $261,000 for the three and nine months ended September 30, 2015, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2016 and December 31, 2015.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2016
Commercial, Financial, and Agricultural	$170,674	$443	$0	$1,157	$172,274
Real Estate Construction - Residential	16,815	251	0	0	17,066
Real Estate Construction - Commercial	48,692	0	0	51	48,743
Real Estate Mortgage - Residential	253,884	1,138	60	1,704	256,786
Real Estate Mortgage - Commercial	422,409	811	0	559	423,779
Installment and Other Consumer	28,846	160	1	116	29,123
Total	$941,320	$2,803	$61	$3,587	$947,771
December 31, 2015
Commercial, Financial, and Agricultural	$148,597	$185	$1	$308	$149,091
Real Estate Construction - Residential	16,895	0	0	0	16,895
Real Estate Construction - Commercial	33,776	65	0	102	33,943
Real Estate Mortgage - Residential	251,253	2,511	0	2,322	256,086
Real Estate Mortgage - Commercial	383,684	643	0	1,542	385,869
Installment and Other Consumer	22,840	207	5	144	23,196
Total	$857,045	$3,611	$6	$4,418	$865,080

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at September 30, 2016 and December 31, 2015.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At September 30, 2016
Watch	$9,858	$662	$1,167	$18,078	$45,869	$0	$75,634
Substandard	140	0	0	1,201	462	0	1,803
Performing TDRs	654	0	0	3,492	1,509	0	5,655
Non-accrual	1,157	0	51	1,704	559	116	3,587
Total	$11,809	$662	$1,218	$24,475	$48,399	$116	$86,679
At December 31, 2015
Watch	$8,663	$1,267	$1,296	$22,191	$24,303	$186	$57,906
Substandard	421	0	37	3,737	1,485	36	5,716
Performing TDRs	697	0	0	3,615	1,538	0	5,850
Non-accrual	308	0	102	2,322	1,542	144	4,418
Total	$10,089	$1,267	$1,435	$31,865	$28,868	$366	$73,890

Troubled Debt Restructurings

At September 30, 2016, loans classified as TDRs totaled $6.3 million, of which $597,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.7 million were classified as performing TDRs. At December 31, 2015, loans classified as TDRs totaled $6.4 million, of which $527,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.9 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $445,000 and $910,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,
	2016			2015
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$32	$32	0	$0	$0
Real estate mortgage - residential	4	298	296	0	0	0
Total	6	$330	$328	0	$0	$0

	Nine Months Ended September 30,
	2016			2015
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$32	$32	3	$250	$240
Real estate mortgage - residential	5	376	374	3	510	464
Real estate mortgage - commercial	0	0	0	4	1,273	1,137
Total	7	$408	$406	10	$2,033	$1,841

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were six loans and seven loans meeting the TDR criteria during the three and nine months ended September 30, 2016, respectively, compared to no loans and ten loans during the three and nine months ended September 30, 2015, respectively.

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses, provided for as a specific reserve within the allowance for loan losses, or in the process of foreclosure. There was one TDR that defaulted during the three and nine months ended September 30, 2016 and is in the process of foreclosure within twelve months of its modification date and no TDR’s defaulted during 2015. See Lending and Credit Management section for further information.

(3)	Other Real Estate and Repossessed Assets

	September 30,	December 31,
(in thousands)	2016	2015
Commercial	$831	$1,445
Real estate construction - commercial	12,380	12,380
Real estate mortgage - residential	1,020	477
Real estate mortgage - commercial	3,439	4,923
Repossessed assets	28	0
Total	$17,698	$19,225
Less valuation allowance for other real estate owned	(3,260)	(3,233)
Total other real estate and repossessed assets	$14,438	$15,992

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$18,462	$15,749	$19,225	$15,140
Additions	386	3,032	2,020	4,549
Proceeds from sales	(1,214)	(407)	(3,613)	(1,443)
Charge-offs against the valuation allowance for other real estate owned, net	(48)	0	(149)	(16)
Net gain on sales	112	7	215	151
Total other real estate and repossessed assets	$17,698	$18,381	$17,698	$18,381
Less valuation allowance for other real estate owned	(3,260)	(3,233)	(3,260)	(3,233)
Balance at end of period	$14,438	$15,148	$14,438	$15,148

At September 30, 2016, $141,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $390,000 at December 31, 2015.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance, beginning of period	$3,208	$3,233	$3,233	$3,255
Provision for other real estate owned	100	0	176	(6)
Charge-offs	(48)	0	(149)	(16)
Balance, end of period	$3,260	$3,233	$3,260	$3,233

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost, contractual maturity, gross unrealized gains and losses, and fair value of debt securities classified as available-for-sale at September 30, 2016 and December 31, 2015 are shown below:

	Maturity*
					Total
	1 Year	1-5	5-10	After	Amortized	Gross Unrealized		Fair
(in thousands)	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value
September 30, 2016
U.S. government and federal agency obligations	$0	$0	$10,954	$2,494	$13,448	$13	$(121)	$13,340
Government sponsored enterprises	3,010	30,595	0	0	33,605	82	(10)	33,677
Obligations of states and political subdivisions	2,315	16,672	16,112	1,332	36,431	436	(100)	36,767
Mortgage-backed securities:
Residential - government agencies	1,040	115,679	17,789	1,516	136,024	1,159	(159)	137,024
Commercial - government agencies	0	988	0	0	988	28	0	1,016
Total mortgage-backed securities	1,040	116,667	17,789	1,516	137,012	1,187	(159)	138,040
Total available-for-sale securities	$6,365	$163,934	$44,855	$5,342	$220,496	$1,718	$(390)	$221,824

December 31, 2015
Government sponsored enterprises	$23,067	$50,538	$0	$0	$73,605	$127	$(235)	$73,497
Obligations of states and political subdivisions	1,827	16,975	12,593	829	32,224	493	(11)	32,706
Mortgage-backed securities:
Residential - government agencies	1,508	106,648	19,291	1,746	129,193	432	(1,768)	127,857
Commercial - government agencies	0	986	0	0	986	8	0	994
Total mortgage-backed securities	1,508	107,634	19,291	1,746	130,179	440	(1,768)	128,851
Total available-for-sale securities	$26,402	$175,147	$31,884	$2,575	$236,008	$1,060	$(2,014)	$235,054

* Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

All of the Company’s investment securities are classified as available for sale. Agency bonds and notes, small business administration guaranteed loan certificates (SBA), residential and commercial agency mortgage-backed securities, and agency collateralized mortgage obligations (CMO) include securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal Home Loan Bank (FHLB), which are U.S. government-sponsored enterprises.

Other investments and securities primarily consist of Federal Home Loan Bank stock and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $9.2 million and $8.0 million as of September 30, 2016 and December 31, 2015, respectively.

Debt securities with carrying values aggregating approximately $183.2 million and $182.7 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 were as follows:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2016
U.S. government and federal agency obligations	$11,827	$(121)	$0	$0	$11,827	$(121)
Government sponsored enterprises	9,001	(10)	0	0	9,001	(10)
Obligations of states and political subdivisions	15,202	(100)	0	0	15,202	(100)
Mortgage-backed securities:
Residential - government agencies	31,631	(109)	3,376	(50)	35,007	(159)
Total	$67,661	$(340)	$3,376	$(50)	$71,037	$(390)

(in thousands)
At December 31, 2015
Government sponsored enterprises	$43,539	$(222)	$1,002	$(13)	$44,541	$(235)
Obligations of states and political subdivisions	2,571	(6)	718	(5)	3,289	(11)
Mortgage-backed securities:
Residential - government agencies	56,095	(620)	43,576	(1,148)	99,671	(1,768)
Total	$102,205	$(848)	$45,296	$(1,166)	$147,501	$(2,014)

The total available for sale portfolio consisted of approximately 282 securities at September 30, 2016. The portfolio included 76 securities having an aggregate fair value of $71.0 million that were in a loss position at September 30, 2016. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer had a fair value of $3.4 million at September 30, 2016. The $390,000 aggregate unrealized loss included in accumulated other comprehensive income at September 30, 2016 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2016 and December 31, 2015, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date, or re-pricing date or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

The following table presents the components of investment securities gains and losses, which have been recognized in earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Gains realized on sales	$133	$0	$623	$8
Losses realized on sales	(21)	0	(21)	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$112	$0	$602	$8

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Mortgage Servicing Rights

At September 30, 2016, the Company was servicing approximately $299.7 million of loans sold to the secondary market compared to $312.1 million at December 31, 2015, and $311.8 million at September 30, 2015. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $233,000 and $654,000 for the three and nine months ended September 30, 2016, respectively, compared to $206,000 and $648,000 for the three and nine months ended September 30, 2015, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$2,511	$2,727	$2,847	$2,762
Originated mortgage servicing rights	96	76	213	303
Changes in fair value:
Due to change in model inputs and assumptions (1)	(52)	136	(197)	223
Other changes in fair value (2)	(185)	(165)	(493)	(514)
Balance at end of period	$2,370	$2,774	$2,370	$2,774

(1) The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2) Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Weighted average constant prepayment rate	13.20%	10.06%
Weighted average note rate	3.88%	3.92%
Weighted average discount rate	9.20%	9.35%
Weighted average expected life (in years)	4.80	5.80

(6)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

	September 30,	December 31,
	2016	2015
Federal funds purchased	$0	$0
Repurchase agreements	28,504	56,834
Total	$28,504	$56,834

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At September 30, 2016
Government sponsored enterprises	$3,381	$0	$0	$3,381
Mortgage-backed securities	25,123	0	0	25,123
Total	$28,504	$0	$0	$28,504

At December 31, 2015
Government sponsored enterprises	$46,819	$0	$0	$46,819
Mortgage-backed securities	10,015	0	0	10,015
Total	$56,834	$0	$0	$56,834

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.7% for the three months ended September 30, 2016 compared to 35.2% for the three months ended September 30, 2015. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.8% for the nine months ended September 30, 2016 compared to 34.6% for the nine months ended September 30, 2015. The decrease in tax rates year over year is primarily due to an immaterial return to provision adjustment recorded in the first quarter of 2016.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. With the exception of certain capital losses generated during 2013 and 2014, it is management’s opinion that the Company will more likely than not realize the benefits of these temporary differences as of September 30, 2016 and, therefore, only established a valuation reserve against the Company’s capital loss carry forward. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. As indicated above, the Company generated approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests. The capital losses will expire between 2019 and 2020, and it is management’s opinion that the Company will not more likely than not generate the capital gain income necessary to utilize the capital loss carry forwards before the capital losses expire. As such, the Company has established an $83,000 valuation reserve against its capital loss carry forward deferred tax asset.

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2016
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(591)	$(1,427)	$(2,018)
Other comprehensive income (loss), before reclassifications	2,884	59	2,943
Amounts reclassified from accumulated other comprehensive income (loss)	(602)	0	(602)
Current period other comprehensive income, before tax	2,282	59	2,341
Income tax expense	(867)	(23)	(890)
Current period other comprehensive income, net of tax	1,415	36	1,451
Balance at end of period	$824	$(1,391)	$(567)

	Nine months ended September 30, 2015
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$214	$(1,442)	$(1,228)
Other comprehensive income (loss), before reclassifications	1,012	108	1,120
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	0	(8)
Current period other comprehensive income, before tax	1,004	108	1,112
Income tax expense	(382)	(40)	(422)
Current period other comprehensive income, net of tax	622	68	690
Balance at end of period	$836	$(1,374)	$(538)

(1) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Payroll taxes	$251	$261	$883	$860
Medical plans	415	491	1,414	1,462
401k match and profit sharing	201	225	585	720
Pension plan	307	348	920	1,044
Other	56	56	118	99
Total employee benefits	$1,230	$1,381	$3,920	$4,185

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

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2016	2015
Service cost - benefits earned during the year	$1,179	$1,325
Interest costs on projected benefit obligations	956	838
Expected return on plan assets	(1,057)	(957)
Expected administrative expenses	70	40
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	0	66
Net periodic pension expense	$1,227	$1,391

Pension expense - three months ended September 30, (actual)	$307	$348
Pension expense - nine months ended September 30, (actual)	$920	$1,044

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

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, December 31, 2015	65,270	$20.68
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(20,812)	21.89
Outstanding, September 30, 2016	44,458	$20.11	1.25	$0.00
Exercisable, September 30, 2016	43,189	$20.25	1.22	$0.00

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2016.

Total stock-based compensation expense was $5,000 and $16,000 for the three and nine months ended September 30, 2016, respectively, compared to $1,000 and $5,000 for both the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the total unrecognized compensation expense related to non-vested stock awards was $4,000 and the related weighted average period over which it is expected to be recognized is approximately 0.51 years.

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

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Net income available to shareholders	$1,884	$2,539	$5,294	$6,605
Basic earnings per share	$0.33	$0.45	$0.94	$1.17
Diluted earnings per share:
Net income available to shareholders	$1,884	$2,539	$5,294	$6,605
Average shares outstanding	5,632,362	5,660,499	5,643,190	5,660,499
Effect of dilutive stock options	0	0	0	0
Average shares outstanding including dilutive stock options	5,632,362	5,660,499	5,643,190	5,660,499
Diluted earnings per share	$0.33	0.45	$0.94	1.17

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

Options to purchase 44,458 and 69,106 shares during the three and nine months ended September 30, 2016 and 2015, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan to purchase through open market transactions $2.0 million market value of the Company’s common stock. During 2016, the Company repurchased 30,033 shares of common stock pursuant to the plan at an average price of $14.50 per share. At September 30, 2016, approximately $1.5 million may be used to purchase shares under the plan.

The table below shows activity in the outstanding shares of the Company's common stock during the periods presented in the table. Shares in the table below are presented on a historical basis and have not been restated for the annual 4% stock dividends.

	Number of shares
	September 30,	December 31,	September 30,
	2016	2015	2015
Outstanding, beginning of period	5,441,190	5,233,986	5,233,986
Issuance of stock:
4% stock dividend	217,155	209,359	209,359
Purchase of treasury stock	(30,033)	(2,155)	0
Outstanding, end of period	5,628,312	5,441,190	5,443,344

Except as noted in the above table, all share and per share amounts in this note have been restated for the 4% common stock dividend distributed July 1, 2016.

(12)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of September 30, 2016 and December 31, 2015, respectively, there were no transfers into or out of Levels 1-3.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
U.S. government and federal agency obligations	$13,340	$0	$13,340	$0
Government sponsored enterprises	33,677	0	33,677	0
Obligations of states and political subdivisions	36,767	0	36,767	0
Mortgage-backed securities	138,040	0	138,040	0
Mortgage servicing rights	2,370	0	0	2,370
Total	$224,194	$0	$221,824	$2,370

December 31, 2015
Assets:
Government sponsored enterprises	$73,497	$0	73,497	0
Obligations of states and political subdivisions	32,706	0	32,706	0
Mortgage and asset-backed securities	128,851	0	128,851	0
Mortgage servicing rights	2,847	0	0	2,847
Total	$237,901	$0	$235,054	$2,847

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$2,511	$2,727	$2,847	$2,762
Total gains or losses (realized/unrealized):
Included in earnings	(237)	(29)	(690)	(291)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	96	76	213	303
Settlements	0	0	0	0
Balance at end of period	$2,370	$2,774	$2,370	$2,774

The change in valuation of mortgage servicing rights arising from inputs and assumptions decreased $52,000 and $197,000, compared to an increase of $136,000 and $223,000 for the three and nine months ended September 30, 2016 and 2015, respectively. MSR values have been falling steadily throughout 2016. The lower values are primarily related to faster prepay speed assumptions, consistent with lower long term interest rates.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Nine Months Ended September 30,
			2016	2015
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	13.20%	10.06%
		Weighted average note rate	3.88%	3.92%
		Weighted average discount rate	9.20%	9.35%
		Weighted average expected life (in years)	4.80	5.80

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations less estimated selling costs, or by discounting the total expected future cash flows. Once the fair value of the collateral less estimated selling costs has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2016, the Company identified $7.1 million in impaired loans that had specific allowances for losses aggregating $1.3 million. Related to these loans, there was $153,000 and $920,000 in charge-offs recorded during the three and nine months ended September 30, 2016, respectively. As of September 30, 2015, the Company identified $6.8 million in impaired loans that had specific allowances for losses aggregating $2.0 million. Related to these loans, there was $695,000 and $1.0 million in charge-offs recorded during the three and nine months ended September 30, 2015, respectively.

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

		Fair Value Measurements Using
		Quoted Prices			Three	Nine
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2016
Assets:
Impaired loans:
Commercial, financial, & agricultural	$392	$0	$0	$392	$0	(359)
Real estate construction - commercial	43	0	0	43	0	0
Real estate mortgage - residential	3,464	0	0	3,464	(80)	(295)
Real estate mortgage - commercial	1,806	0	0	1,806	(71)	(248)
Consumer	103	0	0	103	(2)	(18)
Total	$5,808	$0	$0	$5,808	$(153)	(920)
Other real estate and foreclosed assets	$14,438	$0	$0	$14,438	$21	70

September 30, 2015
Assets:
Impaired loans:
Commercial, financial, & agricultural	$462	$0	$0	$462	$(540)	(561)
Real estate construction - commercial	45	0	0	45	0	0
Real estate mortgage - residential	3,618	0	0	3,618	(61)	(267)
Real estate mortgage - commercial	572	0	0	572	(89)	(118)
Consumer	121	0	0	121	(5)	(54)
Total	$4,818	$0	$0	$4,818	$(695)	(1,000)
Other real estate and foreclosed assets	$15,148	$0	$0	$15,148	$(80)	112

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 is as follows:

			September 30, 2016
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2016		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$19,106	$19,106	$19,106	$0	$0
Federal funds sold and overnight interest-bearing deposits	19,788	19,788	19,788	0	0
Investment in available-for-sale securities	221,824	221,824	0	221,824	0
Loans, net	938,301	939,573	0	0	939,573
Investment in FHLB stock	4,593	4,593	0	4,593	0
Mortgage servicing rights	2,370	2,370	0	0	2,370
Cash surrender value - life insurance	2,396	2,396	0	2,396	0
Accrued interest receivable	4,624	4,624	4,624	0	0
	$1,213,002	$1,214,274	$43,518	$228,813	$941,943
Liabilities:
Deposits:
Non-interest bearing demand	$229,987	$229,987	$229,987	$0	$0
Savings, interest checking and money market	477,945	477,945	477,945	0	0
Time deposits	310,099	309,188	0	0	309,188
Federal funds purchased and securities sold under agreements to repurchase	28,504	28,504	28,504	0	0
Subordinated notes	49,486	31,970	0	31,970	0
Federal Home Loan Bank advances	79,000	79,510	0	79,510	0
Accrued interest payable	408	408	408	0	0
	$1,175,429	$1,157,512	$736,844	$111,480	$309,188

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both September 30, 2016 and December 31, 2015. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At September 30, 2016, the Company accrued $2,000 for the reimbursement of expenses incurred on one repurchase loss remitted in April 2016 compared to $40,000 accrued for the expenses on one repurchase loss remitted in April 2015 of the prior year. At September 30, 2016, the Company was servicing 2,909 loans sold to the secondary market with a balance of approximately $299.7 million compared to 3,024 loans sold with a balance of approximately $312.1 million at December 31, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of year	$160	$160	$160	$160
Provision for repurchase liability	0	0	2	40
Reimbursement of expenses	0	0	(2)	(40)
Balance at end of year	$160	$160	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2016, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	September 30,	December 31,
(in thousands)	2016	2015
Commitments to extend credit	$233,005	$161,306
Commitments to originate residential first and second mortgage loans	3,273	3,175
Standby letters of credit	1,608	1,466
Total	237,886	165,947

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2016.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.2 billion in assets at September 30, 2016, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2016 and 2015, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Per Share Data
Basic earnings per share	$0.33	$0.45	$0.94	$1.17
Diluted earnings per share	0.33	0.45	0.94	1.17
Dividends paid on common stock	273	262	815	785
Book value per share			16.44	15.38
Market price per share			15.25	13.43
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.59%	0.84%	0.57%	0.74%
Return on stockholders' equity	8.09%	11.09%	7.78%	10.55%
Stockholders' equity to total assets	7.33%	7.09%	7.31%	7.00%
Efficiency ratio (1)	74.03%	69.62%	75.43%	72.25%

(Based on end-of-period data)
Stockholders' equity to assets			7.26%	7.09%
Total risk-based capital ratio			14.11%	14.62%
Tier 1 risk-based capital ratio			11.63%	11.77%
Common equity Tier 1 capital			8.73%	8.84%
Tier 1 leverage ratio (2)			9.86%	9.70%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of total revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change

Net interest income	$10,147	$10,558	$(411)	(3.9)%	$29,966	$30,520	$(554)	(1.8)%
Provision for loan losses	300	-	300	100.0	975	250	725	290.0
Non-interest income	2,125	2,336	(211)	(9.0)	6,522	6,785	(263)	(3.9)
Non-interest expense	9,085	8,977	108	1.2	27,522	26,953	569	2.1
Income before income taxes	2,887	3,917	(1,030)	(26.3)	7,991	10,102	(2,111)	(20.9)
Income tax expense	1,003	1,378	(375)	(27.2)	2,697	3,497	(800)	(22.9)
Net income	$1,884	$2,539	$(655)	(25.8)%	$5,294	$6,605	$(1,311)	(19.8)%

Consolidated net income decreased $655,000 to $1.9 million, or $0.33 per diluted share, for the three months ended September 30, 2016 compared to $2.5 million, or $0.45 per diluted share, for the three months ended September 30, 2015. For the three months ended September 30, 2016, the return on average assets was 0.59%, the return on average stockholders’ equity was 8.09%, and the efficiency ratio was 74.03%.

Consolidated net income decreased $1.3 million to $5.3 million, or $0.94 per diluted share, for the nine months ended September 30, 2016 compared to $6.6 million, or $1.17 per diluted share, for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the return on average assets was 0.94%, the return on average stockholders’ equity was 7.78%, and the efficiency ratio was 75.43%.

Net interest income was $10.1 million and $30.0 million for the three and nine months ended September 30, 2016, respectively, compared to $10.6 million and $30.5 million for the three and nine months end September 30, 2015, respectively. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.44% for the three months ended September 30, 2016, compared to 3.78% for the three months ended September 30, 2015, and decreased to 3.47% for the nine months ended September 30, 2016 compared to 3.71% for the nine months ended September 30, 2015. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $300,000 and $975,000 provision for loan losses was recorded for the three and nine months ended September 30, 2016, respectively, compared to no provision and $250,000 provision for the three and nine months ended September 30, 2015.

The Company’s net charge-offs were $222,000, or 0.02% of average loans, for the three months ended September 30, 2016 compared to net charge-offs of $740,000, or 0.08% of average loans, for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company’s net charge-offs were $109,000, or 0.01% of average loans compared to net charge-offs of $103,000, or 0.01% of average loans for the nine months ended September 30, 2015.

Non-performing loans totaled $9.3 million, or 0.98% of total loans, at September 30, 2016 compared to $10.3 million, or 1.19% of total loans, at December 31, 2015, and $14.6 million, or 1.66% of total loans, at September 30, 2015. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $211,000, or 9.0%, to $2.1 million for the three months ended September 30, 2016 compared to $2.3 million for the three months ended September 30, 2015, and decreased $263,000, or 3.9%, to $6.5 million for the nine months ended September 30, 2016 compared to $6.8 million for the nine months ended September 30, 2015. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $108,000, or 1.2%, to $9.1 million for the three months ended September 30, 2016 compared to $9.0 million for the three months ended September 30, 2015, and increased $569,000, or 2.1%, to $27.5 million for the nine months ended September 30, 2016 compared to $27.0 million for the nine months ended September 30, 2015. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,
(In thousands)	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$164,558	$1,874	4.53%	$165,978	$1,938	4.63%
Real estate construction - residential	16,550	189	4.54	14,102	385	10.83
Real estate construction - commercial	46,104	511	4.41	41,977	709	6.70
Real estate mortgage - residential	251,085	2,836	4.49	245,660	2,849	4.60
Real estate mortgage - commercial	425,533	4,982	4.66	382,707	4,616	4.79
Consumer	26,937	292	4.31	21,036	268	5.05
Total loans	$930,767	$10,684	4.57%	$871,460	$10,765	4.90%
Investment securities: (3)
Government sponsored enterprises	$42,340	$123	1.16%	$75,326	$261	1.37%
Asset backed securities	156,720	615	1.56	125,188	598	1.90
State and municipal	31,831	193	2.41	33,984	265	3.09
Total investment securities	$230,891	$931	1.60%	$234,498	$1,124	1.90%
Other investments and securities, at cost	9,044	80	3.52	8,485	72	3.37
Federal funds sold and interest bearing deposits in other financial institutions	14,504	19	0.52	8,347	3	0.14
Total interest earning assets	$1,185,206	$11,714	3.93%	$1,122,790	$11,964	4.23%
All other assets	87,697			90,248
Allowance for loan losses	(9,377)			(9,971)
Total assets	$1,263,526			$1,203,067
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$189,219	$147	0.31%	$191,026	$114	0.24%
Savings	96,938	12	0.05	90,851	12	0.05
Commercial	646	1	0.62	0	0	0.00
Money market	190,137	131	0.27	176,380	115	0.26
Time deposits of $100,000 and over	151,918	267	0.70	137,542	222	0.64
Other time deposits	157,836	231	0.58	172,945	269	0.62
Total time deposits	$786,694	$789	0.40%	$768,744	$732	0.38%
Federal funds purchased and securities sold under agreements to repurchase	31,393	13	0.16	26,296	11	0.17
Subordinated notes	49,486	375	3.01	49,486	326	2.61
Federal Home Loan Bank Advances	74,109	282	1.51	61,207	202	1.31
Total borrowings	$154,988	$670	1.72%	$136,989	$539	1.56%
Total interest bearing liabilities	$941,682	$1,459	0.62%	$905,733	$1,271	0.56%
Demand deposits	220,036			202,138
Other liabilities	9,203			9,937
Total liabilities	1,170,921			1,117,808
Stockholders' equity	92,605			85,259
Total liabilities and stockholders' equity	$1,263,526			$1,203,067
Net interest income (FTE)		10,255			10,693
Net interest spread			3.31%			3.67%
Net interest margin			3.44%			3.78%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $108,000 and $135,000 for the three months ended September 30, 2016 and 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
(In thousands)	2016			2015
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$155,384	$5,383	4.61%	$157,077	$5,594	4.76%
Real estate construction - residential	17,624	602	4.55	15,077	789	7.00
Real estate construction - commercial	41,489	1,460	4.69	46,055	1,776	5.16
Real estate mortgage - residential	251,819	8,590	4.54	246,399	8,633	4.68
Real estate mortgage - commercial	406,104	14,192	4.66	378,344	13,455	4.75
Consumer	25,513	854	4.46	20,304	798	5.25
Total loans	$897,933	$31,081	4.61%	$863,256	$31,045	4.81%
Investment securities: (3)
U.S. government and federal agency obligations	$49,216	$427	1.16%	$73,680	772	1.40%
Asset backed securities	159,693	2,053	1.71	126,256	1,848	1.96
State and municipal	30,549	612	2.67	34,834	828	3.18
Total investment securities	$239,458	$3,092	1.72%	$234,770	$3,448	1.96%
Other investments and securities, at cost	8,544	231	3.60	6,252	138	2.95
Federal funds sold and interest bearing deposits in other financial institutions	17,640	69	0.52	11,716	24	0.27
Total interest earning assets	$1,163,575	$34,473	3.95%	$1,115,994	$34,655	4.15%
All other assets	88,942			89,568
Allowance for loan losses	(8,959)			(9,757)
Total assets	$1,243,558			$1,195,805
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$201,508	$471	0.31%	$205,448	$375	0.24%
Savings	95,403	36	0.05	88,651	36	0.05
Commercial	217	1	0.61
Money market	183,491	365	0.27	173,014	328	0.25
Time deposits of $100,000 and over	139,140	709	0.68	138,598	653	0.63
Other time deposits	161,126	707	0.58	177,617	830	0.62
Total time deposits	$780,885	$2,289	0.39%	$783,328	$2,222	0.38%
Federal funds purchased and securities sold under agreements to repurchase	38,979	51	0.17	22,589	28	0.17
Subordinated notes	49,486	1,095	2.95	49,486	958	2.59
Federal Home Loan Bank Advances	61,949	732	1.57	47,960	513	1.43
Total borrowings	$150,414	$1,878	1.66%	$120,035	$1,499	1.67%
Total interest bearing liabilities	$931,299	$4,167	0.60%	$903,363	$3,721	0.55%
Demand deposits	211,930			198,690
Other liabilities	9,476			10,085
Total liabilities	1,152,705			1,112,138
Stockholders' equity	90,853			83,667
Total liabilities and stockholders' equity	$1,243,558			$1,195,805
Net interest income (FTE)		30,306			30,934
Net interest spread			3.35%			3.60%
Net interest margin			3.47%			3.71%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $340,000 and $414,000 for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$(64)	$(17)	$(47)	$(211)	$(60)	$(151)
Real estate construction - residential	(196)	58	(254)	(187)	118	(305)
Real estate construction - commercial	(198)	65	(263)	(316)	(168)	(148)
Real estate mortgage - residential	(13)	62	(75)	(43)	188	(231)
Real estate mortgage - commercial	366	505	(139)	737	973	(236)
Consumer	24	68	(44)	56	186	(130)
Investment securities: (3)
U.S. government and federal agency obligations	(138)	(101)	(37)	(345)	(227)	(118)
Asset backed securities	17	135	(118)	205	448	(243)
State and municipal	(72)	(16)	(56)	(216)	(95)	(121)
Other investments and securities, at cost	8	5	3	93	58	35
Federal funds sold and interest bearing deposits in other financial institutions	16	3	13	45	16	29
Total interest income	(250)	767	(1,017)	(182)	1,437	(1,619)
Interest expense:
NOW accounts	33	(1)	34	96	(7)	103
Savings	0	1	(1)	0	3	(3)
Commercial	1	0	1	1	0	1
Money market	16	9	7	37	21	16
Time deposits of $100,000 and over	45	24	21	56	3	53
Other time deposits	(38)	(23)	(15)	(123)	(74)	(49)
Federal funds purchased and securities sold under agreements to repurchase	2	2	0	23	21	2
Subordinated notes	49	0	49	137	0	137
Federal Home Loan Bank advances	80	47	33	219	162	57
Total interest expense	188	59	129	446	129	317
Net interest income on a fully taxable equivalent basis	$(438)	$708	$(1,146)	$(628)	$1,308	$(1,936)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $108,000 and $340,000 for the three and nine months end September 30, 2016, respectively, compared to $135,000 and $414,000 for the three and nine months September 30, 2015, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, reflected a decrease in net interest income, on a tax equivalent basis, of $438,000, or 4.10%, and financial results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 reflected a decrease of $628,000, or 2.03%.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.44% for the three months ended September 30, 2016 compared to 3.78% for the three months ended September 30, 2015, and decreased to 3.47% for the nine months ended September 30, 2016 compared to 3.71% for the nine months ended September 30, 2015. The decrease in net interest income and the net interest margin was due to a contraction in the net interest spread caused primarily by a decrease in the yield on investment securities maturing at higher historical rates and new replacement securities yielding lower current market rates.

Average interest-earning assets increased $62.4 million, or 5.56%, to $1.19 billion for the three months ended September 30, 2016 compared to $1.12 billion for the three months ended September 30, 2015, and average interest bearing liabilities increased $35.9 million, or 3.97%, to $941.7 million for the three months ended September 30, 2016 compared to $905.7 million for the three months ended September 30, 2015.

Average interest-earning assets increased $47.6 million, or 4.26%, to $1.16 billion for the nine months ended September 30, 2016 compared to $1.12 billion for the nine months ended September 30, 2015, and average interest bearing liabilities increased $27.9 million, or 3.09%, to $931.3 million for the nine months ended September 30, 2016 compared to $903.4 million for the nine months ended September 30, 2015.

Total interest income (expressed on a fully taxable equivalent basis) decreased to $11.7 million and $34.5 million for the three and nine months ended September 30, 2016, respectively, compared to $12.0 million and $34.7 million for the three and nine months ended September 30, 2015, respectively. The Company’s rates earned on interest earning assets were 3.93% and 3.95% for the three and nine months ended September 30, 2016, respectively, compared to 4.23% and 4.15% for the three and nine months ended September 30, 2015, respectively.

Interest income on loans was $10.7 million and $31.1 million for the three and nine months ended September 30, 2016, respectively, compared to $10.8 million and $31.0 million for the three and nine months ended September 30, 2015, respectively.

Average loans outstanding increased $59.3 million, or 6.81%, to $930.8 million for the three months ended September 30, 2016 compared to $871.5 million for the three months ended September 30, 2015. The average yield on loans receivable decreased to 4.57% for the three months ended September 30, 2016 compared to 4.90% for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, average loans outstanding increased $34.7 million, or 4.02%, to $897.9 million compared to $863.3 million for the nine months ended September 30, 2015. The average yield on loans receivable decreased to 4.61% for the nine months ended September 30, 2016 compared to 4.81% for the nine months ended September 30, 2015.

Total interest expense was $1.5 million and $4.2 million for the three and nine months ended September 30, 2016, respectively, compared to $1.3 million and $3.7 million for the three and nine months ended September 30, 2015, respectively. The Company’s rates paid on interest bearing liabilities were 0.62% and 0.60% for the three and nine months ended September 30, 2016 compared to 0.56% and 0.55% for the three and nine months ended September 30, 2015, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $789,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively, compared to $732,000 and $2.2 million for the three and nine months ended September 30, 2015, respectively.

Average time deposits increased $18.0 million, or 2.33%, to $786.7 million for the three months ended September 30, 2016 compared to $768.7 million for the three months ended September 30, 2015. The average cost of deposits increased to 0.40% for the three months ended September 30, 2016 compared to 0.38% for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, average time deposits decreased $2.4 million, or 0.31%, to $780.9 million for the nine months ended September 30, 2015 compared to $783.3 million for the nine months ended September 30, 2015. The average cost of deposits increased to 0.39% for the nine months ended September 30, 2016 compared to 0.38% for the nine months ended September 30, 2015 primarily as a result of higher market interest rates.

Interest expense on borrowings increased to $670,000 and $1.9 million for the three and nine months ended September 30, 2016, respectively, compared to $539,000 and $1.5 million for the three and nine months ended September 30, 2015, respectively.

Average borrowings increased $18.0 million, or 13.14%, to $155.0 million for the three months ended September 30, 2016 compared to $137.0 million for the three months ended September 30, 2015. The average cost of borrowings increased to 1.72% for the three months ended September 30, 2016 compared to 1.56% for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, average borrowings increased $30.4 million, or 25.31%, to $150.4 million for the nine months ended September 30, 2015 compared to $120.0 million for the nine months ended September 30, 2015. The average cost of borrowings decreased to 1.66% for the nine months ended September 30, 2016 compared to 1.67% for the nine months ended September 30, 2015. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Non-interest Income
Service charges and other fees	$882	$903	$(21)	(2.3)%	$2,544	$2,597	$(53)	(2.0)%
Bank card income and fees	593	632	(39)	(6.2)	1,875	1,849	26	1.4
Trust department income	216	235	(19)	(8.1)	699	714	(15)	(2.1)
Real estate servicing fees, net	(4)	177	(181)	(102.3)	(36)	357	(393)	(110.1)
Gain on sales of mortgage loans, net	266	322	(56)	(17.4)	653	1,103	(450)	(40.8)
Gain on sale of investment securities	111	0	111	NM	602	8	594	NM
Other	61	67	(6)	(9.0)	185	157	28	17.8
Total non-interest income	$2,125	$2,336	$(211)	(9.0)%	$6,522	$6,785	$(263)	(3.9)%

Non-interest income as a % of total revenue *	17.3%	18.1%			17.9%	18.2%

Total revenue per full time equivalent employee	$37.8	$37.9			$112.3	$109.7

* Total revenue is calculated as net interest income plus non-interest income.

NM - not meaningful

Total non-interest income decreased $211,000, or 9.0%, to $2.1 million for the quarter ended September 30, 2016 compared to $2.3 million for the quarter ended September 30, 2015, and decreased $263,000, or 3.9%, to $6.5 million for the nine months ended September 30, 2016 compared to $6.8 million for the nine months ended September 30, 2015.

Real estate servicing fees, net of the change in valuation of mortgage serving rights decreased $181,000, or 102.3%, to $(4,000) for the quarter ended September 30, 2016 compared to $177,000 for the quarter ended September 30, 2015, and decreased $393,000, or 110.1%, to $(36,000) for the nine months ended September 30, 2016 compared to $357,000 for the nine months ended September 30, 2015.

Mortgage loan servicing fees earned on loans sold were $233,000 for the quarter ended September 30, 2016 compared to $206,000 for the quarter ended September 30, 2015. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $237,000 for the quarter ended September 30, 2016 compared to $29,000 for the quarter ended September 30, 2015.

Mortgage loan servicing fees earned on loans sold were $654,000 for the nine months ended September 30, 2016 compared to $648,000 for the nine months ended September 30, 2015. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $690,000 for the nine months ended September 30, 2016 compared to $291,000 for the nine months ended September 30, 2015. The Company was servicing $299.7 million of mortgage loans at September 30, 2015 compared to $312.1 million and $311.8 million at December 31, 2015 and September 30, 2015, respectively.

Gain on sales of mortgage loans decreased $56,000, or 17.4%, to $266,000 for the quarter ended September 30, 2016 compared to $322,000 for the quarter ended September 30, 2015, and decreased $450,000, or 40.8%, to $653,000 for the nine months ended September 30, 2016 compared to $1.1 million for the nine months ended September 30, 2015. The Company sold loans of $11.2 million for both the quarters ended September 30, 2016 and 2015, and $28.8 million for the nine months ended September 30, 2016 compared to $40.1 million for the nine months ended September 30, 2015.

Gain on sale of investment securities During the nine months ended September 30, 2016 the Company received $60.7 million from proceeds on sales of available-for-sale debt securities and recognized gains of $602,000. These transactions were the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Non-interest Expense
Salaries	$3,833	$3,939	$(106)	(2.7)%	$11,798	$11,613	$185	1.6%
Employee benefits	1,230	1,381	(151)	(10.9)	3,920	4,185	(265)	(6.3)
Occupancy expense, net	730	685	45	6.6	2,037	2,064	(27)	(1.3)
Furniture and equipment expense	438	464	(26)	(5.6)	1,288	1,379	(91)	(6.6)
Processing expense, network and bank card expense	878	806	72	8.9	2,490	2,402	88	3.7
Legal, examination, and professional fees	277	332	(55)	(16.6)	939	943	(4)	(0.4)
FDIC insurance assessment	196	175	21	12.0	560	673	(113)	(16.8)
Advertising and promotion	283	273	10	3.7	734	780	(46)	(5.9)
Postage, printing, and supplies	244	250	(6)	(2.4)	771	794	(23)	(2.9)
Real estate foreclosure expense (gains), net	49	(329)	378	114.9	232	(352)	584	165.9
Other	927	1,001	(74)	(7.4)	2,753	2,472	281	11.4
Total non-interest expense	$9,085	$8,977	$108	1.2%	$27,522	$26,953	$569	2.1%
Efficiency ratio *	74.0%	69.6%			75.4%	72.3%
Salaries and benefits as a % of total non-interest expense	55.7%	59.3%			57.1%	58.6%
Number of full-time equivalent employees	325	340			325	340

* Efficiency ratio is calculated as non-interest expense as a percent of total revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $108,000, or 1.2%, to $9.1 million for the quarter ended September 30, 2016 compared to $9.0 million for the quarter ended September 30, 2015, and increased $569,000, or 2.1%, to $27.5 million for the nine months ended September 30, 2016 compared to $27.0 million for the nine months ended September 30, 2015.

Salaries decreased $106,000, or 2.7%, to $3.8 million for the quarter ended September 30, 2016 compared to $3.9 million for the quarter ended September 30, 2015, and increased $185,000, or 1.6%, to $11.8 million for the nine months ended September 30, 2016 compared to $11.6 million for the nine months ended September 30, 2015. The decrease quarter over quarter was primarily due to a decrease in employees and the increase year over year was primarily due to annual salary increases granted at the beginning of each year.

Employee benefits decreased $151,000, or 10.9%, to $1.2 million for the quarter ended September 30, 2016 compared to $1.4 million for the quarter ended September 30, 2015, and decreased $265,000, or 6.3%, to $3.9 million for the nine months ended September 30, 2016 compared to $4.2 million for the nine months ended September 30, 2015. The decreases in both quarter over quarter and year over year were primarily due to decreases in the 401(k) profit-sharing plan expense, pension plan expense, and medical insurance premiums which was due to a change in the Company’s health insurance plan effective July 1, 2016.

FDIC insurance assessment increased $21,000, or 12.0%, to $196,000 for the quarter ended September 30, 2016 compared to $175,000 for the quarter ended September 30, 2015, and decreased $113,000, or 16.8%, to $560,000 for the nine months ended September 30, 2016 compared to $673,000 for the nine months ended September 30, 2015. The decrease year over year was primarily due to a decrease in the 2016 assessment. This decrease was not reflected quarter over quarter primarily due to an adjustment for the second quarter 2015 estimate that was made in the third quarter of 2015. As required by the Dodd-Frank Act, the FDIC finalized a rule in March 2016 to increase the deposit insurance fund from 1.15 percent of insured deposits to 1.35 percent by 2020. Under a rule adopted in 2011, assessment rates for all banks will decline by 2 or more basis points the quarter after the fund reaches 1.15 percent, which is anticipated for the second quarter of 2016. Under the current rule, starting that same quarter, banks under $10 billion will accrue credits for the portion of their assessments that contribute to growth of the fund above 1.15 percent.

Real estate foreclosure expense and (gains), net increased $378,000, or 114.9%, to $49,000 for the quarter ended September 30, 2016 compared to $(329,000) for the quarter ended September 30, 2015, and increased $584,000, or 165.9%, to $232,000 for the nine months ended September 30, 2016 compared to $(352,000) for the nine months ended September 30, 2015. Net gains recognized on other real estate owned were $17,000 for the quarter ended September 30, 2016 compared to $435,000 for the quarter ended September 30, 2015, and $64,000 for the nine months ended September 30, 2016 compared to $690,000 for the nine months ended September 30, 2015. Expenses to maintain foreclosed properties were $66,000 for the quarter ended September 30, 2016 compared to $107,000 for the quarter ended September 30, 2015, and $296,000 for the nine months ended September 30, 2016 compared to $338,000 for the nine months ended September 30, 2015.

Other non-interest expense decreased $74,000, or 7.4%, to $927,000 for the quarter ended September 30, 2016 compared to $1.0 million for the quarter ended September 30, 2015, and increased $281,000, or 11.4%, to $2.8 million for the nine months ended September 30, 2016 compared to $2.5 million for the nine months ended September 30, 2015. The decrease quarter over quarter was primarily related to an impairment write-down on a building held for sale in 2015. The increase year over year was primarily due to an increase in debit card charge offs due to fraudulent transactions, an increase in donations, and an increase in employee training, education, and travel expenses, partially offset by the impairment write-down on a building held for sale in 2015.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.7% for the quarter ended September 30, 2016 compared to 35.2% for the quarter ended September 30, 2015. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.8% for the nine months ended September 30, 2016 compared to 34.6% for the nine months ended September 30, 2015. The decrease in tax rates year over year is primarily due to an immaterial return to provision adjustment recorded during the first quarter of 2016.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 73.4% of total assets as of September 30, 2016 compared to 71.3% as of December 31, 2015.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Commercial, financial, and agricultural	$172,274	$149,091
Real estate construction - residential	17,066	16,895
Real estate construction - commercial	48,743	33,943
Real estate mortgage - residential	256,786	256,086
Real estate mortgage - commercial	423,779	385,869
Installment loans to individuals	29,123	23,196
Total loans	$947,771	$865,080
Percent of categories to total loans:
Commercial, financial, and agricultural	18.2%	17.2%
Real estate construction - residential	1.8	2.0
Real estate construction - commercial	5.1	3.9
Real estate mortgage - residential	27.1	29.6
Real estate mortgage - commercial	44.7	44.6
Installment loans to individuals	3.1	2.7
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. The Company sold loans of $11.2 million and $28.8 million to investors for the three and nine months ended September 30, 2016, respectively, compared to $11.2 million and $40.1 million for the three and nine months ended September 30, 2015, respectively. At September 30, 2016, the Company was servicing approximately $299.7 million of loans sold to the secondary market compared to $312.1 million at December 31, 2015, and $311.8 million at September 30, 2015.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	September 30,	December 31,
(In thousands)	2016	2015
Nonaccrual loans:
Commercial, financial, and agricultural	$1,157	$308
Real estate construction - commercial	51	102
Real estate mortgage - residential	1,704	2,322
Real estate mortgage - commercial	559	1,542
Installment loans to individuals	116	144
Total	$3,587	$4,418
Loans contractually past due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$1
Real estate mortgage - residential	60	0
Installment loans to individuals	1	5
Total	$61	$6
Performing troubled debt restructurings	5,655	5,850
Total nonperforming loans	9,303	10,274
Other real estate owned and repossessed assets	14,438	15,992
Total nonperforming assets	$23,741	$26,266

Loans	$947,771	$865,080
Allowance for loan losses to loans	1.00%	0.99%
Nonperforming loans to loans	0.98%	1.19%
Allowance for loan losses to nonperforming loans	101.80%	83.75%
Allowance for loan losses to nonperforming loans, excluding TDR's - accruing	259.59%	194.48%
Nonperforming assets to loans, other real estate owned and foreclosed assets	2.47%	2.98%

Total nonperforming assets totaled $23.7 million at September 30, 2016 compared to $26.3 million at December 31, 2015. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $9.3 million, or 0.98% of total loans, at September 30, 2016 compared to $10.3 million, or 1.19% of total loans, at December 31, 2015, and $14.6 million, or 1.66% of total loans, at September 30, 2015. Non-accrual loans included $597,000 and $527,000 of loans classified as TDRs at September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, approximately $1.8 million and $5.7 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than a normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2016 and December 31, 2015, respectively.

Total non-accrual loans at September 30, 2016 decreased $831,000, or 19.0%, to $3.6 million compared to $4.4 million at December 31, 2015. This decrease primarily consisted of decreases in real estate mortgage residential and commercial loans, partially offset by an increase in commercial, financial, and agricultural loans. The decrease in non-accrual loans primarily resulted from the sale of a piece of collateral and transfers of impaired loans to other real estate owned and repossessed assets.

Loans past due 90 days and still accruing interest at September 30, 2016, were $61,000 compared to $6,000 at December 31, 2015. Other real estate and repossessed assets at September 30, 2016 were $14.4 million compared to $16.0 million at December 31, 2015. During the nine months ended September 30, 2016, $2.0 million of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $1.5 million during the nine months ended September 30, 2015.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2016			December 31, 2015
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	8	$654	$7	8	$697	$67
Real estate mortgage - residential	7	3,492	170	7	3,615	630
Real estate mortgage - commercial	3	1,509	99	3	1,538	-
Total performing TDRs	18	$5,655	$276	18	$5,850	$697
Nonperforming TDRs
Commercial, financial and agricultural	2	$32	$5	-	$-	$-
Real estate mortgage - residential	5	374	61	-	-	-
Real estate mortgage - commercial	2	191	103	4	527	213
Total nonperforming TDRs	9	$597	$169	4	$527	$213
Total TDRs	27	$6,252	$445	22	$6,377	$910

At September 30, 2016, loans classified as TDRs totaled $6.3 million, with $445,000 of specific reserves, of which $597,000 were classified as nonperforming TDRs and $5.7 million were classified as performing TDRs. This compared to $6.4 million of loans classified as TDRs, with $910,000 of specific reserves, of which $527,000 were classified as nonperforming TDRs and $5.9 million were classified as performing TDRs at December 31, 2015. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2015 to September 30, 2016 was primarily due to approximately $531,000 of payments received, partially offset by $406,000 of new loans designated as TDRs during the nine months ended September 30, 2016.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2016	2015
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,771	$2,153
Real estate construction - residential	59	59
Real estate construction - commercial	293	644
Real estate mortgage - residential	2,080	2,439
Real estate mortgage - commercial	3,870	2,935
Installment loans to individuals	295	273
Unallocated	102	101
Total	$9,470	$8,604

The allowance for loan losses (ALL) was $9.5 million, or 1.00% of loans outstanding, at September 30, 2016 compared to $8.6 million, or 0.99% of loans outstanding, at December 31, 2015, and $9.2 million, or 1.05% of loans outstanding, at September 30, 2015. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDR’s, was 259.59% at September 30, 2016, compared to 194.48% at December 31, 2015.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2016	2015
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,302	$1,540
Collectively evaluated for impairment - general reserves	8,168	7,064
Total	$9,470	$8,604

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, less costs to sell, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2016, $1.3 million of the Company’s ALL was allocated to impaired loans totaling approximately $9.2 million compared to $1.5 million of the Company’s ALL allocated to impaired loans totaling approximately $10.3 million at December 31, 2015. Management determined that $2.1 million, or 23%, of total impaired loans required no reserve allocation at September 30, 2016 compared to $4.5 million, or 44%, at December 31, 2015 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

Provision

The provision for loan losses was $300,000 and $975,000 for the three and nine months ended September 30, 2016, respectively, compared to no provision and $250,000 for the three and nine months ended September 30, 2015, respectively. The increase was primarily due to using a fifteen quarter look-back period compared to twelve quarters, as discussed above, in addition to an increase in loans.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Analysis of allowance for loan losses:
Balance beginning of period	$9,392	$9,986	$8,604	$9,099
Charge-offs:
Commercial, financial, and agricultural	157	591	295	741
Real estate construction - commercial	-	-	1	5
Real estate mortgage - residential	92	87	474	298
Real estate mortgage - commercial	27	126	137	159
Installment loans to individuals	86	80	209	241
Total charge-offs	362	884	1,116	1,444
Recoveries:
Commercial, financial, and agricultural	$26	$28	$203	$643
Real estate construction - residential	-	28	-	322
Real estate construction - commercial	-	-	502	-
Real estate mortgage - residential	31	45	49	105
Real estate mortgage - commercial	36	5	128	157
Installment loans to individuals	47	38	125	114
Total recoveries	140	144	1,007	1,341
Net charge-offs	222	740	109	103
Provision for loan losses	300	-	975	250
Balance end of period	$9,470	$9,246	$9,470	$9,246

Net Loan Charge-offs

The Company’s net loan charge-offs were $222,000, or 0.02% of average loans, for the three months ended September 30, 2016, compared to net loan charge-offs of $740,000, or 0.08% of average loans, for the three months ended September 30, 2015. The decrease in charge-offs quarter over quarter primarily related to one commercial loan relationship recorded during the third quarter of 2015.

The Company’s net loan charge-offs were $109,000, or 0.01% of average loans, for the nine months ended September 30, 2016, compared to net loan charge-offs of $103,000, or 0.01% of average loans, for the nine months ended September 30, 2015. Although loan charge-offs decreased year over year, loan recoveries also decreased from the prior year. One commercial loan and one real estate residential construction loan recovery were received during the first and second quarters of 2015 compared to a significant commercial real estate construction loan recovery received from the sale of collateral during the second quarter of 2016.

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

	September 30,	December 31,
(In thousands)	2016	2015
Federal funds sold and other overnight interest-bearing deposits	$19,788	$7,893
Available-for-sale investment securities	221,824	235,054
Total	$241,612	$242,947

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $221.8 million at September 30, 2016 and included an unrealized net gain of $1.3 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $20.9 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2016 and December 31, 2015, the Company’s unpledged securities in the available for sale portfolio totaled approximately $38.6 million and $52.4 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,721	$3,481
Federal funds purchased and securities sold under agreements to repurchase	43,424	66,911
Other deposits	130,063	112,282
Total pledged, at fair value	$183,208	$182,674

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At September 30, 2016, such deposits totaled $707.9 million and represented 69.5% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $310.1 million at September 30, 2016. These accounts are normally considered more volatile and higher costing representing 30.5% of total deposits at September 30, 2016.

Core deposits at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Core deposit base:
Non-interest bearing demand	$229,987	$208,035
Interest checking	187,744	176,124
Savings and money market	290,201	264,956
Total	$707,932	$649,115

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2016, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $17.4 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2016. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2016, there was $28.5 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2016.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2016, the Bank had $79.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Borrowings:
Securities sold under agreements to repurchase	$28,504	$56,834
Federal Home Loan Bank advances	79,000	50,000
Subordinated notes	49,486	49,486
Total	$156,990	$156,320

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

The following table reflects the advance equivalent of the assets pledged, borrowings, and letters of credit outstanding in addition to the estimated future funding capacity available to the Company as follows:

	September 30,				December 31,
	2016				2015
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$302,533	$9,518	$47,905	$359,956	$257,513	$3,412	$45,175	$306,100
Advances outstanding	(79,000)	0	0	(79,000)	(50,000)	0	0	(50,000)
Total available	$223,533	$9,518	$47,905	$280,956	$207,513	$3,412	$45,175	$256,100

At September 30, 2016, loans with a market value of $388.3 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2016, investments with a market value of $19.5 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $38.9 million at September 30, 2016 compared to $28.4 million at December 31, 2015. The $8.6 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2016. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $9.1 million for the nine months ended September 30, 2016.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $68.8 million. The cash outflow primarily consisted of $102.0 million purchases of investment securities, and $85.1 million net increase in loans, partially offset by $60.7 million proceeds from sales of investment securities, and $56.0 from maturities, calls, and pay-downs of investment securities.

Financing activities provided cash of $70.3 million, resulting primarily from a $36.9 million increase in interest bearing transaction accounts, $29.0 million increase in net FHLB advances, and $22.0 million increase in time deposits, partially offset by a $28.3 million decrease in federal funds purchased and securities sold under agreements to repurchase. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2016.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $237.9 million in unused loan commitments and standby letters of credit as of September 30, 2016. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $815,000 and $785,000 for the nine months ended September 30, 2016 and 2015, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank did not declare or pay dividends to the Company during the nine months ended September 30, 2016. At September 30, 2016 and December 31, 2015, the Company had cash and cash equivalents totaling $2.1 million and $5.0 million, respectively.

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

Under the Basel III requirements, at September 30, 2016 and December 31, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2016
Total Capital (to risk-weighted assets):
Company	$150,985	14.11%	$85,592	8.00%	$	N.A.	N.A. %
Bank	145,352	13.64	85,275	8.00		106,594	10.00
Tier I Capital (to risk-weighted assets):
Company	$124,473	11.63%	$64,194	6.00%	$	N.A.	N.A. %
Bank	135,722	12.73	63,956	6.00		85,275	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$93,355	8.73%	$48,145	4.50%	$	N.A.	N.A. %
Bank	135,722	12.70	47,967	4.50		69,286	6.50
Tier I Capital (to adjusted average assets):
Company	$124,473	9.86%	$50,507	4.00%	$	N.A.	N.A. %
Bank	135,722	10.81	50,231	4.00		62,789	5.00

(in thousands)
December 31, 2015
Total Capital (to risk-weighted assets):
Company	$146,068	14.78%	$79,066	8.00%		N.A.	N.A. %
Bank	137,572	13.98	78,718	8.00		$98,398	10.00
Tier I Capital (to risk-weighted assets):
Company	$118,875	12.03%	$59,299	6.00%		N.A.	N.A. %
Bank	128,808	13.09	59,039	6.00		$78,718	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$89,304	9.04%	$44,475	4.50%	$	N.A.	N.A. %
Bank	128,808	13.09	44,279	4.50		63,959	6.50
Tier I capital (to adjusted average assets):
Company	$118,875	9.84%	$48,314	4.00%	$	N.A.	N.A. %
Bank	128,808	10.73	48,025	4.00		60,031	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the nine months ended September 30, 2016, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2016. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$20,856	$12,398	$25,605	$63,661	$57,283	$42,021	$221,824
Federal funds sold and other over-night interest-bearing deposits	19,788	-	-	-	-	-	19,788
Other restricted investments	6,240	-	-	3,000	-	-	9,240
Loans	275,075	126,829	122,401	134,310	144,897	144,259	947,771
Total	$321,959	$139,227	$148,006	$200,971	$202,180	$186,280	$1,198,623

LIABILITIES
Savings, interest checking, and money market deposits	$250,336	$-	$227,609	$-	$-	$-	$477,945
Time deposits	222,138	51,876	22,883	6,758	6,444	-	310,099
Federal funds purchased and securities sold under agreements to repurchase	28,504	-	-	-	-	-	28,504
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	27,000	22,000	15,000	11,000	4,000	-	79,000
Total	$577,464	$73,876	$265,492	$17,758	$10,444	$-	$945,034
Interest-sensitivity GAP
Periodic GAP	$(255,505)	$65,351	$(117,486)	$183,213	$191,736	$186,280	$253,589
Cumulative GAP	$(255,505)	$(190,154)	$(307,640)	$(124,427)	$67,309	$253,589	$253,589

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.56	1.88	0.56	11.32	19.36	NM	1.27
Cumulative GAP	0.56	0.71	0.66	0.87	1.07	1.27	1.27

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended September 30, 2016.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2016.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Statement of Cash Flows The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in August 2016, in order to address concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In particular, this ASU addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for annual periods beginning after December 15, 2017, and for interim periods within those annual periods. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended September 30, 2016:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1-31, 2016	5,998	$14.01	5,998	$1,656,712
August 1-31, 2016	5,450	$14.16	5,450	$1,579,549
September 1-30, 2016	3,284	$14.66	3,284	$1,531,401
Total	14,732	$14.21	14,732	$1,531,401

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 14, 2016	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

November 14, 2016	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2016 Form 10-Q

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

