Form 10-Q
period 2017-03-31
HAWTHORN BANCSHARES, INC.
filed 2017-05-15
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

As of May 12, 2017, the registrant had 5,613,746 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2017	2016
ASSETS
Cash and due from banks	$16,746	$25,589
Federal funds sold and other overnight interest-bearing deposits	6,427	1,406
Cash and cash equivalents	23,173	26,995
Investment in available-for-sale securities, at fair value	216,170	214,512
Other investments and securities, at cost	9,859	9,796
Total investment securities	226,029	224,308
Loans	1,010,182	974,029
Allowances for loan losses	(10,262)	(9,886)
Net loans	999,920	964,143
Premises and equipment - net	35,323	35,522
Mortgage servicing rights	2,877	2,584
Other real estate and repossessed assets - net	13,625	14,162
Accrued interest receivable	4,702	5,183
Cash surrender value - life insurance	2,430	2,409
Other assets	11,584	11,742
Total assets	$1,319,663	$1,287,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$239,059	$235,975
Savings, interest checking and money market	519,379	468,731
Time deposits $100,000 and over	132,979	152,256
Other time deposits	151,587	153,704
Total deposits	1,043,004	1,010,666
Federal funds purchased and securities sold under agreements to repurchase	31,512	31,015
Subordinated notes	49,486	93,392
Federal Home Loan Bank advances	91,900	49,486
Accrued interest payable	452	498
Other liabilities	10,232	10,974
Total liabilities	1,226,586	1,196,031
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,822,357 shares, respectively	5,822	5,822
Surplus	41,499	41,498
Retained earnings	53,435	51,671
Accumulated other comprehensive loss, net of tax	(3,481)	(3,801)
Treasury stock; 207,150 and 205,750 shares, at cost	(4,198)	(4,173)
Total stockholders’ equity	93,077	91,017
Total liabilities and stockholders’ equity	$1,319,663	$1,287,048

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2017	2016
INTEREST INCOME
Interest and fees on loans	$11,050	$9,987
Interest on investment securities:
Taxable	754	938
Nontaxable	157	143
Federal funds sold and other overnight interest-bearing deposits	48	32
Dividends on other securities	90	76
Total interest income	12,099	11,176
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	389	295
Time deposit accounts $100,000 and over	254	209
Other time deposits	217	240
Interest on federal funds purchased and securities sold under agreements to repurchase	22	23
Interest on subordinated notes	408	354
Interest on Federal Home Loan Bank advances	322	207
Total interest expense	1,612	1,328
Net interest income	10,487	9,848
Provision for loan losses	350	250
Net interest income after provision for loan losses	10,137	9,598
NON-INTEREST INCOME
Service charges and other fees	836	834
Bank card income and fees	614	634
Trust department income	274	218
Real estate servicing fees, net	453	54
Gain on sale of mortgage loans, net	155	165
Gain on sale of investment securities	0	472
Other	75	71
Total non-interest income	2,407	2,448
NON-INTEREST EXPENSE
Salaries and employee benefits	5,454	5,350
Occupancy expense, net	619	634
Furniture and equipment expense	598	411
Processing, network, and bank card expense	1,045	772
Legal, examination, and professional fees	280	333
FDIC insurance assessment	101	176
Advertising and promotion	239	209
Postage, printing, and supplies	232	237
Real estate foreclosure expense (gains), net	27	141
Other	756	820
Total non-interest expense	9,351	9,083
Income before income taxes	3,193	2,963
Income tax expense	1,093	965
Net income	2,100	1,998
Basic earnings per share	$0.37	$0.35
Diluted earnings per share	$0.37	$0.35

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Net income	$2,100	$1,998
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain on investment securities available-for-sale, net of tax	306	1,245
Adjustment for gain on sale of investment securities, net of tax	0	(293)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	14	12
Total other comprehensive income	320	964
Total comprehensive income	$2,420	$2,962

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2015	$5,605	$38,549	$48,700	$(2,018)	$(3,550)	$87,286
Net income	0	0	1,998	0	0	1,998
Other comprehensive income	0	0	0	964	0	964
Stock based compensation expense	0	5	0	0	0	5
Purchase of treasury stock	0	0	0	0	(129)	(129)
Cash dividends declared, common stock	0	0	(271)	0	0	(271)
Balance, March 31, 2016	$5,605	$38,554	$50,427	$(1,054)	$(3,679)	$89,853

Balance, December 31, 2016	$5,822	$41,498	$51,671	$(3,801)	$(4,173)	$91,017
Net income	0	0	2,100	0	0	2,100
Other comprehensive income	0	0	0	320	0	320
Stock based compensation expense	0	1	0	0	0	1
Purchase of treasury stock	0	0	0	0	(25)	(25)
Cash dividends declared, common stock	0	0	(336)	0	0	(336)
Balance, March 31, 2017	$5,822	$41,499	$53,435	$(3,481)	$(4,198)	$93,077

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$2,100	$1,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	250
Depreciation expense	473	485
Net amortization of investment securities, premiums, and discounts	406	365
Stock based compensation expense	1	5
Change in fair value of mortgage servicing rights	(244)	155
Gain on sale of investment securities	0	(472)
Loss (gain) on sales and dispositions of premises and equipment	1	(6)
Gain on sales and dispositions of other real estate and repossessed assets	(50)	(49)
Provision for other real estate owned	32	38
Decrease in accrued interest receivable	481	343
Increase in cash surrender value - life insurance	(21)	(13)
Decrease in other assets	58	364
Decrease in accrued interest payable	(46)	(3)
(Decrease) increase in other liabilities	(742)	619
Origination of mortgage loans for sale	(7,341)	(7,707)
Proceeds from the sale of mortgage loans	6,789	7,435
Gain on sale of mortgage loans, net	(155)	(165)
Other, net	(49)	(52)
Net cash provided by operating activities	2,043	3,590
Cash flows from investing activities:
Net increase in loans	(35,523)	(10,760)
Purchase of available-for-sale debt securities	(15,346)	(66,459)
Proceeds from maturities of available-for-sale debt securities	9,750	9,120
Proceeds from calls of available-for-sale debt securities	4,025	4,175
Proceeds from sales of available-for-sale debt securities	0	44,087
Proceeds from sales of FHLB stock	200	0
Purchases of FHLB stock	(263)	(43)
Purchases of premises and equipment	(348)	(248)
Proceeds from sales of premises and equipment	0	6
Proceeds from sales of other real estate and foreclosed assets	658	1,274
Net cash used in investing activities	(36,847)	(18,848)
Cash flows from financing activities:
Net increase in demand deposits	3,084	8,851
Net increase in interest-bearing transaction accounts	50,648	44,679
Net decrease in time deposits	(21,394)	(8,167)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	497	(15,311)
Repayment of FHLB advances and other borrowings	(38,232)	0
FHLB advances	36,740	0
Purchase of treasury stock	(25)	(129)
Cash dividends paid - common stock	(336)	(271)
Net cash provided by financing activities	30,982	29,652
Net (decrease) increase in cash and cash equivalents	(3,822)	14,394
Cash and cash equivalents, beginning of period	26,995	28,377
Cash and cash equivalents, end of period	$23,173	$42,771

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued) (unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,658	$1,332
Income taxes	$755	$430
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$103	$742

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following represents significant new accounting principles adopted in 2017:

Stock Compensation The FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in March 2016, in order to reduce complexity in this area and improve the usefulness of information provided to users. Amendments which will affect public companies include the recognition of excess tax benefits and deficiencies in income tax expense or benefit in the income statement, guidance as to the classification of excess tax benefits on the statement of cash flows, an election to account for award forfeitures as they occur, and the ability to withhold taxes up to the maximum statutory rate in the applicable jurisdictions without triggering liability classification of the award. The Company adopted the ASU on January 1, 2017 and elected to recognize forfeitures as they occur. As allowed by the ASU, the Company’s adoption was prospective, therefore prior periods have not been adjusted. The adoption of the ASU could result in increased volatility to reported income tax expense related to excess tax benefits and tax deficiencies for employee share-based transactions, however, the actual amounts recognized in income tax expense will be dependent on the amount of employee share-based transactions and the stock price at the time of vesting or exercise. The adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Commercial, financial, and agricultural	$182,493	$182,881
Real estate construction - residential	20,299	18,907
Real estate construction - commercial	70,143	55,653
Real estate mortgage - residential	263,882	259,900
Real estate mortgage - commercial	442,266	426,470
Installment and other consumer	31,099	30,218
Total loans	$1,010,182	$974,029

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2017, loans of $499.1 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended March 31, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,753	$108	$413	$2,385	$3,793	274	$160	$9,886
Additions:
Provision for loan losses	(384)	(59)	166	(276)	945	72	(114)	350
Deductions:
Loans charged off	28	0	0	20	14	51	0	113
Less recoveries on loans	(19)	(50)	0	(36)	(7)	(27)	0	(139)
Net loan charge-offs (recoveries)	9	(50)	0	(16)	7	24	0	(26)
Balance at end of period	$2,360	$99	$579	$2,125	$4,731	$322	$46	$10,262

	Three Months Ended March 31, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Additions:
Provision for loan losses	(12)	(15)	33	32	276	(6)	(58)	250
Deductions:
Loans charged off	103	0	1	206	82	56	0	448
Less recoveries on loans	(97)	0	(11)	(8)	(61)	(48)	0	(225)
Net loan charge-offs (recoveries)	6	0	(10)	198	21	8	0	223
Balance at end of period	$2,135	$44	$687	$2,273	$3,190	$259	$43	$8,631

Loans, or portions of loans, are charged off to the extent deemed uncollectible or a loss is confirmed. Loan charge-offs reduce the allowance for loan losses, and recoveries of loans previously charged off are added back to the allowance. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

The following table provides the balance in the allowance for loan losses at March 31, 2017 and December 31, 2016, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
March 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$446	$0	$7	$354	$284	$12	$0	$1,103
Collectively evaluated for impairment	1,914	99	572	1,771	4,447	310	46	9,159
Total	$2,360	$99	$579	$2,125	$4,731	$322	$46	$10,262
Loans outstanding:
Individually evaluated for impairment	$1,655	$0	$49	$5,575	$1,986	$59	$0	$9,324
Collectively evaluated for impairment	180,838	20,299	70,094	258,307	440,280	31,040	0	1,000,858
Total	$182,493	$20,299	$70,143	$263,882	$442,266	$31,099	$0	$1,010,182

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$469	$0	$7	$319	$277	$8	$0	$1,080
Collectively evaluated for impairment	2,284	108	406	2,066	3,516	266	160	8,806
Total	$2,753	$108	$413	$2,385	$3,793	$274	$160	$9,886
Loans outstanding:
Individually evaluated for impairment	$1,617	$0	$49	$5,471	$1,918	$89	$0	$9,144
Collectively evaluated for impairment	181,264	18,907	55,604	254,429	424,552	30,129	0	964,885
Total	$182,881	$18,907	$55,653	$259,900	$426,470	$30,218	$0	$974,029

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $9.3 million and $9.1 million at March 31, 2017 and December 31, 2016, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2017 and December 31, 2016, $5.3 million and $4.5 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2017, $1.1 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $9.3 million compared to $1.1 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $9.1 million at December 31, 2016. Management determined that $1.6 million, or 17%, of total impaired loans required no reserve allocation at March 31, 2017 compared to $2.1 million, or 23%, at December 31, 2016 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Non-accrual loans	$3,526	$3,429
Performing TDRs	5,798	5,715
Total impaired loans	$9,324	$9,144

The following tables provide additional information about impaired loans at March 31, 2017 and December 31, 2016, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
March 31, 2017
With no related allowance recorded:
Commercial, financial and agricultural	$406	$561	$0
Real estate - residential	811	822	0
Real estate - commercial	394	394	0
Total	$1,611	$1,777	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,249	$1,279	$446
Real estate - construction commercial	49	55	7
Real estate - residential	4,764	4,823	354
Real estate - commercial	1,592	1,802	284
Installment and other consumer	59	86	12
Total	$7,713	$8,045	$1,103
Total impaired loans	$9,324	$9,822	$1,103

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2016
With no related allowance recorded:
Commercial, financial and agricultural	$564	$706	$0
Real estate - residential	1,550	1,557	0
Total	$2,114	$2,263	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,053	$1,078	$469
Real estate - construction commercial	49	56	7
Real estate - residential	3,921	3,990	319
Real estate - commercial	1,918	1,988	277
Installment and other consumer	89	116	8
Total	$7,030	$7,228	$1,080
Total impaired loans	$9,144	$9,491	$1,080

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2017		2016
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$555	$1	$1,520	$15
Real estate - construction commercial	0	0	118	0
Real estate - residential	807	4	1,513	39
Real estate - commercial	589	2	2,622	42
Installment and other consumer	40	0	0	0
Total	$1,991	$7	$5,773	$96
With an allowance recorded:
Commercial, financial and agricultural	$1,192	$11	$984	$12
Real estate - construction commercial	50	0	65	0
Real estate - residential	4,511	43	4,553	120
Real estate - commercial	1,494	15	764	0
Installment and other consumer	51	0	135	0
Total	$7,298	$69	$6,501	$132
Total impaired loans	$9,289	$76	$12,274	$228

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $76,000 and $228,000, for the three months ended March 31, 2017 and 2016, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable. In general, loans are placed on non-accrual when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2017 and December 31, 2016.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2017
Commercial, Financial, and Agricultural	$181,368	$220	$0	$905	$182,493
Real Estate Construction - Residential	20,299	0	0	0	20,299
Real Estate Construction - Commercial	69,997	97	0	49	70,143
Real Estate Mortgage - Residential	259,360	2,484	22	2,016	263,882
Real Estate Mortgage - Commercial	440,489	1,280	0	497	442,266
Installment and Other Consumer	30,877	154	9	59	31,099
Total	$1,002,390	$4,235	$31	$3,526	$1,010,182
December 31, 2016
Commercial, Financial, and Agricultural	$181,609	$290	$0	$982	$182,881
Real Estate Construction - Residential	18,681	226	0	0	18,907
Real Estate Construction - Commercial	55,603	0	0	50	55,653
Real Estate Mortgage - Residential	254,758	3,200	54	1,888	259,900
Real Estate Mortgage - Commercial	425,260	790	0	420	426,470
Installment and Other Consumer	29,920	198	11	89	30,218
Total	$965,831	$4,704	$65	$3,429	$974,029

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at March 31, 2017 and December 31, 2016.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Total
At March 31, 2017
Watch	$6,647	$1,221	$1,666	$19,571	$48,984	$0	$78,089
Substandard	689	640	97	2,546	425	22	4,419
Performing TDRs	750	0	0	3,559	1,489	0	5,798
Non-accrual	905	0	49	2,016	497	59	3,526
Total	$8,991	$1,861	$1,812	$27,692	$51,395	$81	$91,832
At December 31, 2016
Watch	$10,295	$665	$1,113	$16,577	$44,611	$0	$73,261
Substandard	798	640	0	2,159	426	24	4,047
Performing TDRs	635	0	0	3,582	1,498	0	5,715
Non-accrual	982	0	50	1,888	420	89	3,429
Total	$12,710	$1,305	$1,163	$24,206	$46,955	$113	$86,452

Troubled Debt Restructurings

At March 31, 2017, loans classified as TDRs totaled $6.4 million, of which $573,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.8 million were classified as performing TDRs. At December 31, 2016, loans classified as TDRs totaled $6.3 million, of which $619,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $473,000 and $410,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2017			2016
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$131	$131	0	$0	$0
Real estate mortgage - residential	0	0	0	1	78	78
Real estate mortgage - commercial	1	56	56	0	0	0
Total	2	$187	$187	1	$78	$78

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. During the three months ended March 31, 2017, two loan meeting the TDR criteria was modified compared to one loan during the three months ended March 31, 2016.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2017 and 2016, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Other Real Estate and Repossessed Assets

	March 31,	December 31,
(in thousands)	2017	2016
Commercial	$783	$809
Real estate construction - commercial	12,380	12,380
Real estate mortgage - residential	584	647
Real estate mortgage - commercial	2,909	3,439
Repossessed assets	13	16
Total	$16,669	$17,291
Less valuation allowance for other real estate owned	(3,044)	(3,129)
Total other real estate and repossessed assets	$13,625	$14,162

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$17,291	$19,225
Additions	103	742
Proceeds from sales	(658)	(1,274)
Charge-offs against the valuation allowance for other real estate owned, net	(117)	(46)
Net gain on sales	50	49
Total other real estate and repossessed assets	$16,669	$18,696
Less valuation allowance for other real estate owned	(3,044)	(3,225)
Balance at end of period	$13,625	$15,471

At March 31, 2017 $194,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $162,000 at December 31, 2016.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance, beginning of period	$3,129	$3,233
Provision for other real estate owned	32	38
Charge-offs	(117)	(46)
Balance, end of period	$3,044	$3,225

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2017 and December 31, 2016 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2017
U.S. government and federal agency obligations	$13,560	$0	$(289)	$13,271
Government sponsored enterprises	35,521	0	(331)	35,190
Obligations of states and political subdivisions	46,733	180	(516)	46,397
Mortgage-backed securities:
Residential - government agencies	121,996	132	(1,816)	120,312
Commercial - government agencies	990	10	0	1,000
Total mortgage-backed securities	122,986	142	(1,816)	121,312
Total available-for-sale securities	$218,800	$322	$(2,952)	$216,170

December 31, 2016
U.S. government and federal agency obligations	$13,667	$0	$(303)	$13,364
Government sponsored enterprises	32,786	2	(329)	32,459
Obligations of states and political subdivisions	42,666	123	(757)	42,032
Mortgage-backed securities:
Residential - government agencies	127,527	124	(1,995)	125,656
Commercial - government agencies	989	12	0	1,001
Total mortgage-backed securities	128,516	136	(1,995)	126,657
Total available-for-sale securities	$217,635	$261	$(3,384)	$214,512

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

Other Investments and securities primarily consist of Federal Home Loan Bank stock, subordinated debt equity securities, and the Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $9.8 million and $9.8 million as of March 31, 2017 and December 31, 2016, respectively.

Debt securities with carrying values aggregating approximately $176.8 million and $167.6 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2017, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,136	$4,138
Due after one year through five years	59,006	58,628
Due after five years through ten years	26,630	26,123
Due after ten years	6,042	5,969
Total	95,814	94,858
Mortgage-backed securities	122,986	121,312
Total available-for-sale securities	$218,800	$216,170

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2017
U.S. government and federal agency obligations	$8,362	$(168)	$4,909	$(121)	$13,271	$(289)
Government sponsored enterprises	34,190	(331)	0	0	34,190	(331)
Obligations of states and political subdivisions	28,205	(516)	0	0	28,205	(516)
Mortgage-backed securities:
Residential - government agencies	81,414	(1,381)	23,717	(435)	105,131	(1,816)
Total	$152,171	$(2,396)	$28,626	$(556)	$180,797	$(2,952)

(in thousands)
At December 31, 2016
U.S. government and federal agency obligations	$13,365	$(303)	$0	$0	$13,365	$(303)
Government sponsored enterprises	29,432	(329)	0	0	29,432	(329)
Obligations of states and political subdivisions	32,318	(757)	0	0	32,318	(757)
Mortgage-backed securities:
Residential - government agencies	109,772	(1,848)	3,742	(147)	113,514	(1,995)
Total	$184,887	$(3,237)	$3,742	$(147)	$188,629	$(3,384)

The total available for sale portfolio consisted of approximately 309 securities at March 31, 2017. The portfolio included 205 securities having an aggregate fair value of $180.8 million that were in a loss position at March 31, 2017. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $28.6 million at fair value. The $3.0 million aggregate unrealized loss included in accumulated other comprehensive income at March 31, 2017 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 298 securities at December 31, 2016. The portfolio included 216 securities having an aggregate fair value of $188.6 million that were in a loss position at December 31, 2016. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer had a fair value of $3.7 million at December 31, 2016. The $3.4 million aggregate unrealized loss included in accumulated other comprehensive income at December 31, 2016 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at March 31, 2017 and December 31, 2016, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2017	2016
Gains realized on sales	$0	$472
Losses realized on sales	0	0
Other-than-temporary impairment recognized	0	0
Investment securities gains	$0	$472

(5)	Intangible Assets

Mortgage Servicing Rights

At March 31, 2017, the Company was servicing approximately $291.0 million of loans sold to the secondary market compared to $294.4 million at December 31, 2016, and $308.1 million at March 31, 2016. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $209,000 for the three ended March 31, 2017 compared to $210,000 for the three months ended March 31, 2016, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$2,584	$2,847
Originated mortgage servicing rights	49	53
Changes in fair value:
Due to change in model inputs and assumptions (1)	375	(3)
Other changes in fair value (2)	(131)	(152)
Balance at end of period	$2,877	$2,745

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted average constant prepayment rate	8.29%	10.30%
Weighted average note rate	3.85%	3.91%
Weighted average discount rate	9.72%	9.19%
Weighted average expected life (in years)	6.50	5.70

(6)	Federal funds purchased and securities sold under agreements to repurchase

	March 31,	December 31,
	2017	2016
Federal funds purchased	$0	$992
Repurchase agreements	31,512	30,023
Total	$31,512	$31,015

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At March 31, 2017
U.S. government and federal agency obligations	$3,513	$0	$0	$3,513
Government sponsored enterprises	7,291	0	0	7,291
Asset-backed securities	20,708	0	0	20,708
Total	$31,512	$0	$0	$31,512

At December 31, 2016
U.S. government and federal agency obligations	$3,489	$0	$0	$3,489
Government sponsored enterprises	7,324	0	0	7,324
Asset-backed securities	19,210	0	0	19,210
Total	$30,023	$0	$0	$30,023

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.2% for the three months ended March 31, 2017 compared to 32.6% for the three months ended March 31, 2016. The increase in tax rates quarter over quarter is primarily due to an immaterial return to provision adjustment made in 2016.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. With the exception of certain capital losses generated during 2013 and 2014, it is management’s opinion that the Company will more likely than not realize the benefits of these temporary differences as of March 31, 2017 and, therefore, only established a valuation reserve against the Company’s capital loss carry forward. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. As indicated above, the Company generated approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests. The capital losses will expire between 2018 and 2019, and it is management’s opinion that the Company will not more likely than not generate the capital gain income necessary to utilize the capital loss carry forwards before the capital losses expire. As such, the Company has established an $83,000 valuation reserve against its capital loss carry forward deferred tax asset.

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three months ended March 31, 2017
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(1,936)	$(1,865)	$(3,801)
Other comprehensive income, before reclassifications	493	22	515
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0
Current period other comprehensive income, before tax	493	22	515
Income tax expense	(187)	(8)	(195)
Current period other comprehensive income, net of tax	306	14	320
Balance at end of period	$(1,630)	$(1,851)	$(3,481)

	Three months ended March 31, 2016
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(591)	$(1,427)	$(2,018)
Other comprehensive income, before reclassifications	2,006	21	2,027
Amounts reclassified from accumulated other comprehensive income (loss)	(472)	0	(472)
Current period other comprehensive income, before tax	1,534	21	1,555
Income tax expense	(583)	(8)	(591)
Current period other comprehensive income, net of tax	951	13	964
Balance at end of period	$360	$(1,414)	$(1,054)

(1) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2017	2016
Payroll taxes	$356	$296
Medical plans	426	512
401k match and profit sharing	250	181
Pension plan	352	307
Other	16	16
Total employee benefits	$1,400	$1,312

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

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company expects to make a pension contribution in the amount of $1.2 million on September 15, 2017. The minimum required contribution for 2017 is $842,000.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2017	2016
Service cost - benefits earned during the year	$1,343	$1,179
Interest costs on projected benefit obligations	1,008	956
Expected return on plan assets	(1,123)	(1,057)
Expected administrative expenses	88	70
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	11	0
Net periodic pension expense	$1,406	$1,227

Pension expense - three months ended March 31, (actual)	$352	$307

(10)	Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 557,706 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	44,458	$20.11
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(4,345)	20.34
Outstanding, March 31, 2017	40,113	$20.08	0.75	$110,931
Exercisable, March 31, 2017	38,844	$20.24	0.73	$103,647

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2016.

Total stock-based compensation expense was $1,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total unrecognized compensation expense related to non-vested stock awards was $2,000 and the related weighted average period over which it is expected to be recognized is approximately 0.26 years.

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

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Basic earnings per share:
Net income available to shareholders	$2,100	$1,998
Basic earnings per share	$0.37	$0.35
Diluted earnings per share:
Net income available to shareholders	$2,100	$1,998
Average shares outstanding	5,615,300	5,654,066
Effect of dilutive stock options	4,726	0
Average shares outstanding including dilutive stock options	5,620,026	5,654,066
Diluted earnings per share	$0.37	0.35

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

Options to purchase 20,787 and 44,458 shares during the three months ended March 31, 2017 and 2016, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan to purchase through open market transactions $2.0 million market value of the Company’s common stock. As of March 31, 2017, the Company repurchased a total of 45,293 shares of common stock pursuant to the plan at an average price of $15.04 per share, including 1,400 shares of common stock repurchased pursuant to the plan during the three months ended March 31, 2017 at an average price of $17.88 per share. At March 31, 2017, approximately $1.3 million may be used to purchase shares under the plan.

The table below shows activity in the outstanding shares of the Company's common stock during the past three years. Shares in the table below are presented on a historical basis and have not been restated for the annual 4% stock dividends.

	Number of shares
	March 31,	December 31,	March 31,
	2017	2016	2016
Outstanding, beginning of year	5,616,607	5,441,190	5,441,190
Issuance of stock:
4% stock dividend	0	217,155	0
Purchase of treasury stock	(1,400)	(41,738)	(8,635)
Outstanding, end of year	5,615,207	5,616,607	5,432,555

Except as noted in the above table, all share and per share amounts in this note have been restated for the 4% common stock dividend distributed July 1, 2016.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(12)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of March 31, 2017 and December 31, 2016, respectively, there were no transfers into or out of Levels 1-3.

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

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets:
U.S. government and federal agency obligations	$13,271	$0	13,271	$0
Government sponsored enterprises	35,190	0	35,190	0
Obligations of states and political subdivisions	46,397	0	46,397	0
Mortgage-backed securities	121,312	0	121,312	0
Mortgage servicing rights	2,877	0	0	2,877
Total	$219,047	$0	$216,170	$2,877

December 31, 2016
Assets:
U.S. government and federal agency obligations	$13,364	$0	13,364	$0
Government sponsored enterprises	32,459	0	32,459	0
Obligations of states and political subdivisions	42,032	0	42,032	0
Mortgage-backed securities	126,657	0	126,657	0
Mortgage servicing rights	2,584	0	0	2,584
Total	$217,096	$0	$214,512	$2,584

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
(in thousands)	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$2,584	$2,847
Total gains or losses (realized/unrealized):
Included in earnings	244	(155)
Included in other comprehensive income	0	0
Purchases	0	0
Sales	0	0
Issues	49	53
Settlements	0	0
Balance at end of period	$2,877	$2,745

The change in valuation of mortgage servicing rights arising from inputs and assumptions increased $375,000 and $3,000 for the three months ended March 31, 2017 and 2016, respectively.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Three Months Ended March 31,
			2017	2016
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	8.29%	10.30%
		Weighted average note rate	3.85%	3.91%
		Weighted average discount rate	9.72%	9.19%
		Weighted average expected life (in years)	6.50	5.70

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2017, the Company identified $7.7 million in impaired loans that had specific allowances for losses aggregating $1.1 million. Related to these loans, there was $20,000 in charge-offs recorded during the three months ended March 31, 2017. As of March 31, 2016, the Company identified $5.2 million in impaired loans that had specific allowances for losses aggregating $1.3 million. Related to these loans, there was $560,000 in charge-offs recorded during the three months ended March 31, 2016.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices			Three
		in Active			Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31,
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2017
Assets:
Impaired loans:
Commercial, financial, & agricultural	$803	$0	$0	$803	$(1)
Real estate construction - commercial	42	0	0	42	0
Real estate mortgage - residential	4,410	0	0	4,410	(3)
Real estate mortgage - commercial	1,308	0	0	1,308	(4)
Consumer	47	0	0	47	(12)
Total	$6,610	$0	$0	$6,610	$(20)
Other real estate and foreclosed assets	$13,625	$0	$0	$13,625	$15

March 31, 2016
Assets:
Impaired loans:
Commercial, financial, & agricultural	$248	$0	$0	$248	$(359)
Real estate construction - commercial	44	0	0	44	0
Real estate mortgage - residential	3,170	0	0	3,170	(35)
Real estate mortgage - commercial	243	0	0	243	(154)
Consumer	100	0	0	100	(12)
Total	$3,805	$0	$0	$3,805	$(560)
Other real estate and foreclosed assets	$15,471	$0	$0	$15,471	$33

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 is as follows:

			March 31, 2017
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2017		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$16,746	$16,746	$16,746	$0	$0
Federal funds sold and overnight interest-bearing deposits	6,427	6,427	6,427	0	0
Investment in available-for-sale securities	216,170	216,170	0	216,170	0
Loans, net	999,920	993,219	0	0	993,219
Investment in FHLB stock	5,212	5,212	0	5,212	0
Mortgage servicing rights	2,877	2,877	0	0	2,877
Cash surrender value - life insurance	2,430	2,430	0	2,430	0
Accrued interest receivable	4,702	4,702	4,702	0	0
	$1,254,484	$1,247,783	$27,875	$223,812	$996,096
Liabilities:
Deposits:
Non-interest bearing demand	$239,059	$239,059	$239,059	$0	$0
Savings, interest checking and money market	519,379	519,379	519,379	0	0
Time deposits	284,566	282,822	0	0	282,822
Federal funds purchased and securities sold under agreements to repurchase	31,512	31,512	31,512	0	0
Subordinated notes	49,486	34,228	0	34,228	0
Federal Home Loan Bank advances	91,900	92,225	0	92,225	0
Accrued interest payable	452	452	452	0	0
	$1,216,354	$1,199,677	$790,402	$126,453	$282,822

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2016
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2016		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$25,589	$25,589	$25,589	$0	$0
Federal funds sold and overnight interest-bearing deposits	1,406	1,406	1,406	0	0
Investment in available-for-sale securities	214,512	214,512	0	214,512	0
Loans, net	964,143	959,929	0	0	959,929
Investment in FHLB stock	5,149	5,149	0	5,149	0
Mortgage servicing rights	2,584	2,584	0	0	2,584
Cash surrender value - life insurance	2,409	2,409	0	2,409	0
Accrued interest receivable	5,183	5,183	5,183	0	0
	$1,220,975	$1,216,761	$32,178	$222,070	$962,513
Liabilities:
Deposits:
Non-interest bearing demand	$235,975	$235,975	$235,975	$0	$0
Savings, interest checking and money market	468,731	468,731	468,731	0	0
Time deposits	305,960	304,334	0	0	304,334
Federal funds purchased and securities sold under agreements to repurchase	31,015	31,015	31,015	0	0
Subordinated notes	49,486	33,712	0	33,712	0
Other borrowings	93,392	93,209	0	93,209	0
Accrued interest payable	498	498	498	0	0
	$1,185,057	$1,167,474	$736,219	$126,921	$304,334

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both March 31, 2017 and December 31, 2016. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At March 31, 2017, the Company was servicing 2,843 loans sold to the secondary market with a

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

balance of approximately $291.00 million compared to 2,877 loans sold with a balance of approximately $294.4 million at December 31, 2016.

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at beginning of year	$160	$160
Provision for repurchase liability	0	0
Reimbursement of expenses	0	0
Balance at end of year	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2017, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	March 31,	December 31,
(in thousands)	2017	2016
Commitments to extend credit	$238,425	$253,375
Commitments to originate residential first and second mortgage loans	3,751	2,626
Standby letters of credit	23,570	2,745
Total	265,746	258,746

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2017.

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

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.3 billion in assets at March 31, 2017, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

The Company's primary source of revenue is net interest income derived primarily from lending and deposit taking activities. Much of the Company's business is commercial, commercial real estate development, and residential mortgage lending. The Company's income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing activity.

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

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets consist of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including vehicles, manufactured homes, and construction equipment. Other real estate assets are initially recorded as held for sale at the fair value of the collateral less estimated selling costs. Any adjustment is recorded as a charge-off against the allowance for loan losses. The Company relies on external appraisals and assessment of property values by internal staff. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgment based on experience and expertise of internal specialists. Subsequent to foreclosure, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. The write-downs are recorded as other real estate expense, net. The Company establishes a valuation allowance related to other real estate owned on an asset-by-asset basis. The valuation allowance is created during the holding period when the fair value less cost to sell is lower than the cost of the property.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2017 and 2016, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended
	March 31,
(In thousands, except per share data)	2017	2016
Per Share Data
Basic earnings per share	$0.37	$0.35
Diluted earnings per share	0.37	0.35
Dividends paid on common stock	336	271
Book value per share	16.58	15.89
Market price per share	21.10	14.18
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.65%	0.66%
Return on stockholders' equity	9.23%	9.02%
Stockholders' equity to total assets	7.01%	7.28%
Efficiency ratio (1)	72.51%	73.87%

(Based on end-of-period data)
Stockholders' equity to assets	7.05%	7.28%
Total risk-based capital ratio	13.37%	14.65%
Tier 1 risk-based capital ratio	11.06%	12.03%
Common equity Tier 1 capital	8.33%	9.02%
Tier 1 leverage ratio (2)	9.74%	9.90%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change	% Change

Net interest income	$10,487	$9,848	$639	6.5%
Provision for loan losses	350	250	100	100.0
Noninterest income	2,407	2,448	(41)	(1.7)
Noninterest expense	9,351	9,083	268	3.0
Income before income taxes	3,193	2,963	230	7.8
Income tax expense	1,093	965	128	13.3
Net income	$2,100	$1,998	$102	5.1%

Consolidated net income of $2.1 million, or $0.37 per diluted share, for the three months ended March 31, 2017 increased $102,000 compared to $2.0 million, or $0.35 per diluted share, for the three months ended March 31, 2016. For the three months ended March 31, 2017, the return on average assets was 0.65%, the return on average stockholders’ equity was 9.23%, and the efficiency ratio was 72.51%.

Net interest income was $10.5 million for the three months ended March 31, 2017 compared to $9.8 million for the three months ended March 31, 2016. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.48% for the three months ended March 31, 2017, compared to 3.51% for the three months ended March 31, 2016. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $350,000 provision for loan losses was recorded for the three months ended March 31, 2017 compared to a $250,000 provision for the three months ended March 31, 2016.

The Company’s net recoveries were $26,000, or 0.00% of average loans, for the three months ended March 31, 2017 compared to net charge-offs of $223,000, or 0.03% of average loans, for the three months ended March 31, 2016. Non-performing loans totaled $9.4 million, or 0.93% of total loans, at March 31, 2017 compared to $9.2 million, or 0.95% of total loans, at December 31, 2016, and $9.0 million, or 1.03% of total loans, at March 31, 2016. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $41,000, or 1.7%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $268,000, or 3.0%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
(In thousands)	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$182,548	$1,999	4.44%	$146,984	$1,715	4.69%
Real estate construction - residential	19,307	215	4.52	18,128	207	4.59
Real estate construction - commercial	66,214	720	4.41	35,333	409	4.66
Real estate mortgage - residential	260,551	2,922	4.55	253,511	2,910	4.62
Real estate mortgage - commercial	433,152	4,957	4.64	388,423	4,522	4.68
Consumer	30,234	300	4.02	23,881	275	4.63
Total loans	$992,006	$11,113	4.54%	$866,260	$10,038	4.66%
Investment securities: (3)
U.S. government and federal agency obligations	$45,410	$156	1.39%	$64,459	$188	1.17%
Obligations of states and political subdivisions	43,733	249	2.31	31,645	227	2.89
Mortgage-backed securities	124,321	582	1.90	150,626	737	1.97
Total investment securities	$213,464	$987	1.88%	$246,730	$1,152	1.88%
Other investments and securities, at cost	9,785	90	3.73	8,038	76	3.80
Federal funds sold and interest bearing deposits in other financial institutions	21,657	48	0.90	22,313	32	0.58
Total interest earning assets	$1,236,912	$12,238	4.01%	$1,143,341	$11,298	3.97%
All other assets	90,264			90,502
Allowance for loan losses	(10,003)			(8,588)
Total assets	$1,317,173			$1,225,255
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$216,075	$232	0.44%	$209,639	$167	0.32%
Savings	99,828	12	0.05	92,226	12	0.05
Commercial	1,655	2	0.49	0	0	0.00
Money market	199,698	143	0.29	178,539	116	0.26
Time deposits of $100,000 and over	143,376	254	0.72	129,091	209	0.65
Other time deposits	152,981	217	0.58	164,414	240	0.59
Total interest bearing deposits	$813,613	$860	0.43%	$773,909	$744	0.39%
Federal funds purchased and securities sold under agreements to repurchase	29,078	22	0.31	49,295	23	0.19
Subordinated notes	49,486	408	3.34	49,486	354	2.88
Federal Home Loan Bank Advances	92,578	322	1.41	50,000	207	1.67
Total borrowings	$171,142	$752	1.78%	$148,781	$584	1.58%
Total interest bearing liabilities	$984,755	$1,612	0.66%	$922,690	$1,328	0.58%
Demand deposits	228,765			203,096
Other liabilities	11,322			10,325
Total liabilities	1,224,842			1,136,111
Stockholders' equity	92,331			89,144
Total liabilities and
stockholders' equity	$1,317,173			$1,225,255
Net interest income (FTE)		10,626			9,970
Net interest spread			3.35%			3.39%
Net interest margin			3.48%			3.51%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $139,000 and $122,000 for the three months ended March 31, 2017 and 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2017 vs. 2016
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$284	$395	$(111)
Real estate construction - residential	8	13	(5)
Real estate construction - commercial	311	337	(26)
Real estate mortgage - residential	12	80	(68)
Real estate mortgage - commercial	435	513	(78)
Consumer	25	66	(41)
Investment securities: (3)
U.S. government and federal agency obligations	(32)	(62)	30
Obligations of states and political subdivisions	22	75	(53)
Mortgage-backed securities	(155)	(125)	(30)
Other investments and securities, at cost	14	17	(3)
Federal funds sold and interest bearing deposits in other financial institutions	16	(1)	17
Total interest income	940	1,308	(368)
Interest expense:
NOW accounts	65	5	60
Savings	0	1	(1)
Commercial	2	0
Money market	27	15	12
Time deposits of $100,000 and over	45	24	21
Other time deposits	(23)	(17)	(6)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(11)	10
Subordinated notes	54	0	54
Federal Home Loan Bank advances	115	152	(37)
Total interest expense	284	169	113
Net interest income on a fully taxable equivalent basis	$656	$1,139	$(481)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $139,000 and $122,000 for the three months March 31, 2017 and 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, reflected an increase in net interest income, on a tax equivalent basis, of $656,000, or 6.58%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.48% for the three months ended March 31, 2017 compared to 3.51% for the three months ended March 31, 2016. The increase in net interest income was primarily due to an increase in average loans and the decrease in net interest margin was due to an increase in average interest bearing deposits and borrowings.

Average interest-earning assets increased $93.6 million, or 8.18%, to $1.24 billion for the three months ended March 31, 2017 compared to $1.14 billion for the three months ended March 31, 2016, and average interest bearing liabilities increased $62.1 million, or 6.73%, to $984.8 million for the three months ended March 31, 2017 compared to $922.7 million for the three months ended March 31, 2016.

Total interest income (expressed on a fully taxable equivalent basis) was $12.2 million for the three months ended March 31, 2017 compared to $11.3 million for the three months ended March 31, 2016. The Company’s rates earned on interest earning assets were 4.01% for the three months ended March 31, 2017 compared to 3.97% for the three months ended March 31, 2016.

Interest income on loans increased to $11.1 million for the three months ended March 31, 2017 compared to $10.0 million for the three months ended March 31, 2016.

Average loans outstanding increased $125.7 million, or 14.5%, to $992.0 million for the three months ended March 31, 2017 compared to $866.3 million for the three months ended March 31, 2016. The average yield on loans receivable decreased to 4.54% for the three months ended March 31, 2017 compared to 4.66% for the three months ended March 31, 2016. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $1.6 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. The Company’s rates paid on interest bearing liabilities was 0.66% for the three months ended March 31, 2017 compared to 0.58% for the three months ended March 31, 2016. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $860,000 for the three months ended March 31, 2017 compared to $744,000 for the three months ended March 31, 2016.

Average interest bearing deposits increased $39.7 million, or 5.13%, to $813.6 million for the three months ended March 31, 2017 compared to $773.9 million for the three months ended March 31, 2016. The average cost of deposits increased to 0.43% for the three months ended March 31, 2017 compared to 0.39% for the three months ended March 31, 2016.

Interest expense on borrowings increased to $752,000 for the three months ended March 31, 2017 compared to $584,000 for the three months ended March 31, 2016. Average borrowings increased to $171.1million for the three months ended March 31, 2017 compared to $148.8 million for the three months ended March 31, 2016. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change	% Change
Non-interest Income
Service charges and other fees	$836	$834	$2	0.2%
Bank card income and fees	614	634	(20)	(3.2)
Trust department income	274	218	56	25.7
Real estate servicing fees, net	453	54	399	738.9
Gain on sales of mortgage loans, net	155	165	(10)	(6.1)
Gain on sale of investment securities	0	472	(472)	(100.0)
Other	75	71	4	5.6
Total non-interest income	$2,407	$2,448	$(41)	(1.7)%

Non-interest income as a % of total revenue *	18.7%	19.9%
Total revenue per full time equivalent employee	$39.0	$36.2

* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income was consistent at $2.4 million for both the three months ended March 31, 2017 and 2016.

Real estate servicing fees, net of the change in valuation of mortgage serving rights increased $399,000 to $453,000 for the three months ended March 31, 2017 compared to $54,000 for the three months ended March 31, 2016 primarily due to slower prepayment speeds resulting from a higher rate environment in the current quarter.

Mortgage loan servicing fees earned on loans sold were $209,000 for the three months ended March 31, 2017 compared to $210,000 for the three months ended March 31, 2016. Total realized losses included in earnings attributable to the change in unrealized gains or losses related to assets still held were $244,000 for the three months ended March 31, 2017 compared to $155,000 for the three months ended March 31, 2016. The Company was servicing $291.0 million of mortgage loans at March 31, 2017 compared to $294.4 million and $308.1 million at December 31, 2016 and March 31, 2016, respectively.

Gain on sales of mortgage loans decreased $10,000, or 6.1%, to $155,000 for the three months ended March 31, 2017 compared to $165,000 for the three months ended March 31, 2016. The Company sold loans of $6.8 million for the three months ended March 31, 2017 compared to $7.4 million for the three months ended March 31, 2016.

No gain on sale of investment securities was recognized during the three months ended March 31, 2017. During the three months ended March 31, 2016 the Company received $44.1 million from proceeds on sales of available-for-sale debt securities and recognized gains of $472,000. This transaction was the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	$ Change	% Change
Non-interest Expense
Salaries	$4,054	$4,038	$16	0.4%
Employee benefits	1,400	1,312	88	6.7
Occupancy expense, net	619	634	(15)	(2.4)
Furniture and equipment expense	598	411	187	45.5
Processing expense, network and bank card expense	1,045	772	273	35.4
Legal, examination, and professional fees	280	333	(53)	(15.9)
FDIC insurance assessment	101	176	(75)	(42.6)
Advertising and promotion	239	209	30	14.4
Postage, printing, and supplies	232	237	(5)	(2.1)
Real estate foreclosure expense (gains), net	27	141	(114)	80.9
Other	756	820	(64)	(7.8)
Total non-interest expense	$9,351	$9,083	$268	3.0%
Efficiency ratio *	72.5%	73.9%
Salaries and benefits as a % of total non-interest expense	58.3%	58.9%
Number of full-time equivalent employees	331	340

* Efficiency ratio is calculated as non-interest expense as a percent of revenue.

   Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $268,000, or 3.0%, to $9.4 million for the three months ended March 31, 2017 compared to $9.1 million for the three months ended March 31, 2016.

Employee benefits increased $88,000, or 6.7%, to $1.4 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. The increase was primarily due to increases in 401(k) profit-sharing and pension expenses partially offset by a decrease in medical insurance premiums.

Furniture and equipment expense increased $187,000, or 45.5%, to $598,000 for the three months ended March 31, 2017 compared to $411,000 for the three months ended March 31, 2016. Beginning December 2016, the Company began upgrading its data processing infrastructure to a hosted cloud based network solution. The process included changes in maintenance agreements and service providers.

Processing, network, and bank card expense increased $273,000, or 35.4%, to $1.0 million for the three months ended March 31, 2017 compared to $772,000 for the three months ended March 31, 2016. The increase was primarily due to a corporate wide network upgrade and changes in processing service providers.

Real estate foreclosure expense and (gains), net decreased $114,000, or 80.9%, to $27,000 for the three months ended March 31, 2017 compared to $141,000 for the three months ended March 31, 2016. Net gains recognized on other real estate owned were $19,000 for the three months ended March 31, 2017 compared to $21,000 for the three months ended March 31, 2016. Expenses to maintain foreclosed properties were $46,000 for the three months ended March 31, 2017 compared to $161,000 for the three months ended March 31, 2016. The decrease in in expenses period over period was primarily due to sales of foreclosed assets.

FDIC insurance assessment decreased $75,000, or 42.6%, to $101,000 for the three months ended March 31, 2017 compared to $176,000 for the three months ended March 31, 2016. In February 2011, the FDIC adopted a rule that requires large institutions to bear the burden of raising the reserve ratio form 1.15% to 1.35% in accordance with the Dodd-Frank Act. The quarter after the reserve ratio reached 1.15%, lower assessment rates, surcharges, and new pricing for small institutions under $10 billion became effective July 1, 2016 and appeared on the December 31, 2016 invoicing. Once the reserve ratio reaches 1.38%, small institutions, such as Hawthorn, will receive credits to offset their contribution to raising the reserve ratio to 1.35%.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.2% for the quarter ended March 31, 2017 compared to 32.6% for the quarter ended March 31, 2016. The increase in tax rates quarter over quarter is primarily due to an immaterial return to provision adjustment made in 2016.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 75.8% of total assets as of March 31, 2017 compared to 74.9% as of December 31, 2016.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Commercial, financial, and agricultural	$182,493	$182,881
Real estate construction - residential	20,299	18,907
Real estate construction - commercial	70,143	55,653
Real estate mortgage - residential	263,882	259,900
Real estate mortgage - commercial	442,266	426,470
Installment loans to individuals	31,099	30,218
Total loans	$1,010,182	$974,029
Percent of categories to total loans:
Commercial, financial, and agricultural	18.1%	18.8%
Real estate construction - residential	2.0	1.9
Real estate construction - commercial	6.9	5.7
Real estate mortgage - residential	26.1	26.7
Real estate mortgage - commercial	43.8	43.8
Installment loans to individuals	3.1	3.1
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2017, the Company sold approximately $6.8 million of loans to investors compared to $7.4 million for the three months ended March 31, 2016. At March 31, 2017, the Company was servicing approximately $291.0 million of loans sold to the secondary market compared to $294.4 million at December 31, 2016, and $308.1 million at March 31, 2016.

Risk Elements of the Loan Portfolio

Management, the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Currently, loans in excess of $2.0 million in aggregate and all adversely classified credits identified by management are reviewed. In addition, all other loans are reviewed on a sample basis. The senior loan committee reviews and reports to the board of directors, on a monthly basis, past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB’s ASC Topic 310-10-35 in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered to be impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered necessary by management to provide for probable losses inherent in the loan portfolio.

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	March 31,	December 31,
(In thousands)	2017	2016
Nonaccrual loans:
Commercial, financial, and agricultural	$905	$982
Real estate construction - commercial	49	50
Real estate mortgage - residential	2,016	1,888
Real estate mortgage - commercial	497	420
Installment and other consumer	59	89
Total	$3,526	$3,429
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage - residential	$22	$54
Installment and other consumer	9	11
Total	$31	$65
Performing troubled debt restructurings	5,798	5,715
Total nonperforming loans	9,355	9,209
Other real estate owned and repossessed assets	13,625	14,162
Total nonperforming assets	$22,980	$23,371

Loans	$1,010,182	$974,029
Allowance for loan losses to loans	1.02%	1.01%
Nonperforming loans to loans	0.93%	0.95%
Allowance for loan losses to nonperforming loans	109.70%	107.35%
Allowance for loan losses to nonperforming loans, excluding performing TDR's	288.50%	282.94%
Nonperforming assets to loans, other real estate owned and repossessed assets	2.24%	2.37%

Total nonperforming assets totaled $23.0 million at March 31, 2017 compared to $23.4 million at December 31, 2016. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $9.4 million, or 0.93%, of total loans at March 31, 2017 compared to $9.2 million, or 0.95%, of total loans at December 31, 2016. Non-accrual loans included $573,000 and $619,000 of loans classified as TDRs at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, approximately $4.4 million and $4.0 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2017 and December 31, 2016, respectively.

Total non-accrual loans at March 31, 2017 increased $97,000 to $3.5 million compared to $3.4 million at December 31, 2016. This increase primarily consisted of a $205,000 increase in real estate mortgage - commercial loans and real estate mortgage - residential loans, partially offset by a $77,000 decrease in commercial, financial, and agricultural loans, and a $30,000 decrease in installment loans.

Loans past due 90 days and still accruing interest at March 31, 2017, were $31,000 compared to $65,000 at December 31, 2016. Other real estate and repossessed assets at March 31, 2017 were $13.6 million compared to $14.2 million at December 31, 2016. During the three months ended March 31, 2017, $103,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $742,000 during the three months ended March 31, 2016.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2017			December 31, 2016
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	9	$750	$50	8	$635	$11
Real estate mortgage - residential	9	3,559	128	8	3,582	99
Real estate mortgage - commercial	3	1,489	122	3	1,498	123
Total performing TDRs	21	$5,798	$300	19	$5,715	$233
Nonperforming TDRs
Real estate mortgage - residential	5	332	58	6	$430	$58
Real estate mortgage - commercial	3	$241	$115	2	189	119
Total nonperforming TDRs	8	$573	$173	8	$619	$177
Total TDRs	29	$6,371	$473	27	$6,334	$410

At March 31, 2017, loans classified as TDRs totaled $6.4 million, with $473,000 of specific reserves, of which $573,000 were classified as nonperforming TDRs and $5.8 million were classified as performing TDRs. This compared to $6.3 million of loans classified as TDRs, with $410,000 of specific reserves, of which $619,000 were classified as nonperforming TDRs and $5.7 million were classified as performing TDRs at December 31, 2016. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net increase in total TDRs from December 31, 2016 to March 31, 2017 was primarily due to two new TDR’s totally $187,000, partially offset by $168,000 of payments received.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2017	2016
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,360	$2,753
Real estate construction - residential	99	108
Real estate construction - commercial	579	413
Real estate mortgage - residential	2,125	2,385
Real estate mortgage - commercial	4,731	3,793
Installment and other consumer	322	274
Unallocated	46	160
Total	$10,262	$9,886

The allowance for loan losses (ALL) was $10.3 million, or 1.02%, of loans outstanding at March 31, 2017 compared to $9.9 million, or 1.01%, at December 31, 2016, and $8.6 million, or 0.99%, of loans outstanding at March 31, 2016. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDR’s, was 288.50% at March 31, 2017, compared to 282.94% at December 31, 2016.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2017	2016
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,103	$1,080
Collectively evaluated for impairment - general reserves	9,159	8,806
Total	$10,262	$9,886

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2017, $1.1 million of the Company’s ALL was allocated to impaired loans totaling approximately $9.3 million compared to $1.1 million of the Company’s ALL allocated to impaired loans totaling approximately $9.1 million at December 31, 2016. Management determined that $1.6 million, or 17%, of total impaired loans required no reserve allocation at March 31, 2017 compared to $2.1 million, or 23%, at December 31, 2016 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

Provision

A $350,000 provision was required for the three months ended March 31, 2017 compared to a $250,000 provision for the three months ended March 31, 2016. The increase was primarily due to using a seventeen quarter look-back period compared to thirteen quarters, as discussed above, in addition to an increase in loans.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Analysis of allowance for loan losses:
Balance beginning of period	$9,886	$8,604
Charge-offs:
Commercial, financial, and agricultural	28	103
Real estate construction - commercial	-	1
Real estate mortgage - residential	20	206
Real estate mortgage - commercial	14	82
Installment and other consumer	51	56
Total charge-offs	113	448
Recoveries:
Commercial, financial, and agricultural	$19	$97
Real estate construction - residential	50	-
Real estate construction - commercial	-	11
Real estate mortgage - residential	36	8
Real estate mortgage - commercial	7	61
Installment and other consumer	27	48
Total recoveries	139	225
Net charge-offs (recoveries)	(26)	223
Provision for loan losses	350	250
Balance end of period	$10,262	$8,631

Net Loan Charge-offs (Recoveries)

The Company’s net loan recoveries were $26,000, or 0.00%, of average loans for the three months ended March 31, 2017, compared to net loan charge-offs of $223,000, or 0.03%, of average loans for the three months ended March 31, 2016. The decrease in charge-offs quarter over quarter primarily related to a decrease in commercial, financial, and agricultural loans, and a decrease in real estate mortgage residential loans. The decrease in recoveries quarter over quarter was primarily due to a significant recovery in one commercial loan relationship and one real estate construction loan relationship during the quarter ended March 31, 2016. This decrease was partially offset by a recovery in one real estate construction loan relationship received during the quarter ended March 31, 2017.

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

	March 31,	December 31,
(In thousands)	2017	2016
Federal funds sold and other overnight interest-bearing deposits	$6,427	$1,406
Available-for-sale investment securities	216,170	214,512
Total	$222,597	$215,918

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $216.2 million at March 31, 2017 and included an unrealized net loss of $2.6 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $30.0 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2017 and December 31, 2016, the Company’s unpledged securities in the available for sale portfolio totaled approximately $39.3 million and $46.9 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$10,314	$9,211
Federal funds purchased and securities sold under agreements to repurchase	45,712	43,054
Other deposits	120,767	115,330
Total pledged, at fair value	$176,793	$167,595

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, and money market deposit accounts. At March 31, 2017, such deposits totaled $758.4 million and represented 72.7% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $100,000 and over totaled $133.0 million at March 31, 2017. These accounts are normally considered more volatile and higher costing representing 12.7% of total deposits at March 31, 2017.

Core deposits at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Core deposit base:
Non-interest bearing demand	$239,059	$235,975
Interest checking	221,252	177,414
Savings and money market	298,127	291,317
Total	$758,438	$704,706

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2017, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $18.3 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2017. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2017, there was $31.5 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2017.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2017, the Bank had $91.9 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$31,512	$31,015
Federal Home Loan Bank advances	91,900	92,900
Subordinated notes	49,486	49,486
Other borrowings	-	492
Total	$172,898	$173,893

The Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and borrow from these entities. Based on the type and value of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against this collateral. This collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window. The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	March 31,				December 31,
	2017				2016
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$319,596	$10,081	$58,331	$388,008	$314,602	$9,015	$49,020	$372,637
Letters of credit	(20,000)	0	0	(20,000)	0	0	0	0
Advances outstanding	(91,900)	0	0	(91,900)	(92,900)	0	(992)	(93,892)
Total available	$207,696	$10,081	$58,331	$276,108	$221,702	$9,015	$48,028	$278,745

At March 31, 2017, loans of $499.1 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2017, investments totaling $21.0 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $23.2 million at March 31, 2017 compared to $27.0 million at December 31, 2016. The $3.8 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2017. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $2.0 million for the three months ended March 31, 2017.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $36.8 million. The cash outflow primarily consisted of $35.5 million increase in loans and $15.3 million purchases of investment securities, partially offset by $13.8 million from maturities and calls of investment securities.

Financing activities provided cash of $31.0 million, resulting primarily from a $50.6 million increase in interest bearing transaction accounts partially offset by a $21.4 million decrease in time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2017.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $265.7 million in unused loan commitments and standby letters of credit as of March 31, 2017. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $336,000 and $271,000 for the three months ended March 31, 2017 and 2016, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank did not declare or pay dividends to the Company during the three months ended March 31, 2017. At March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents totaling $2.9 million and $3.9 million, respectively.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. On January 1, 2016, the first phase of the requirement went into effect at 0.625% of risk-weighted assets, and the requirement will increase each subsequent year by an additional 0.625 percentage points, to reach its final level of 2.5% of risk weighted assets on January 1, 2019. Once fully phase in , the capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Under the Basel III requirements, at March 31, 2017 and December 31, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2017
Total Capital (to risk-weighted assets):
Company	$154,980	13.37%	$92,766	8.00%	$	N.A.	N.A.	%
Bank	151,380	13.10	92,445	8.00		115,556	10.00
Tier I Capital (to risk-weighted assets):
Company	$128,201	11.06%	$69,574	6.00%	$	N.A.	N.A.	%
Bank	140,958	12.20	69,334	6.00		92,445	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$96,558	8.33%	$52,181	4.50%	$	N.A.	N.A.	%
Bank	140,958	12.20	52,000	4.50		75,111	6.50
Tier I Capital (to adjusted average assets):
Company	$128,201	9.74%	$52,641	4.00%	$	N.A.	N.A.	%
Bank	140,958	10.73	52,524	4.00		65,655	5.00

(in thousands)
December 31, 2016
Total Capital (to risk-weighted assets):
Company	$152,864	13.72%	$89,118	8.00%		N.A.	N.A.	%
Bank	148,304	13.36	88,804	8.00		$111,005	10.00
Tier I Capital (to risk-weighted assets):
Company	$125,779	11.29%	$66,839	6.00%		N.A.	N.A.	%
Bank	138,258	12.46	66,603	6.00		$88,804	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$94,818	8.51%	$50,129	4.50%	$	N.A.	N.A.	%
Bank	138,258	12.46	49,952	4.50		72,153	6.50
Tier I capital (to adjusted average assets):
Company	$125,779	9.87%	$50,998	4.00%	$	N.A.	N.A.	%
Bank	138,258	10.88	50,810	4.00		63,513	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2017, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2017. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$29,945	$36,110	$43,108	$33,815	$20,895	$52,297	$216,170
Federal funds sold and other over-night interest-bearing deposits	6,427	-	-	-	-	-	6,427
Other investments and securities, at cost	6,859	-	-	3,000	-	-	9,859
Loans	362,962	161,100	164,723	109,077	109,955	102,365	1,010,182
Total	$406,193	$197,210	$207,831	$145,892	$130,850	$154,662	$1,242,638

LIABILITIES
Savings, interest checking, and money market deposits	$284,230	$-	$235,149	$-	$-	$-	$519,379
Time deposits	189,515	50,827	26,094	6,116	12,014	-	284,566
Federal funds purchased and securities sold under agreements to repurchase	31,512	-	-	-	-	-	31,512
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	44,900	22,000	10,000	11,000	4,000	-	91,900
Total	$599,643	$72,827	$271,243	$17,116	$16,014	$-	$976,843
Interest-sensitivity GAP
Periodic GAP	$(193,450)	$124,383	$(63,412)	$128,776	$114,836	$154,662	$265,795
Cumulative GAP	$(193,450)	$(69,067)	$(132,479)	$(3,703)	$111,133	$265,795	$265,795

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.68	2.71	0.77	8.52	8.17	NM	1.27
Cumulative GAP	0.68	0.90	0.86	1.00	1.11	1.27	1.27

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended March 31, 2017.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2017.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2016, the FASB began to issue targeted guidance to clarify specific implementation issues of ASU 2014-09. The FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which provides guidance on determining an entity's role in providing goods and services as a principal versus an agent, and whether it controls each specified good or service before it is transferred to the customer. In April 2016, ASU 2016-10, Identifying Performance Obligations and Licensing, was issued which clarifies the guidance related to whether goods or services are distinct within the contract and therefore are a performance obligation, and clarifies the timing and pattern of revenue recognition for licenses of intellectual property. The effective date and transition requirements of these ASUs are the same as those of ASU 2014-09.

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

The FASB continues to issue additional ASU’s clarifying the revenue recognition guidance for certain implementation issues. Under the ASU 2014-09 and related amendments, the guidance is effective for periods beginning January 1, 2018 and must be applied retroactively, whether through a full restatement of prior periods or a cumulative adjustment upon adoption of the ASU. The Company expects that the ASU will require a change in how the Company recognizes trust department revenue, bank card revenue, and real-estate sales; however these changes are not expected to have a significant impact on the Company’s consolidated financial statements. The Company continues to assess the impact of the ASU's adoption on these non-interest income components and expects to adopt the ASU in the first quarter of 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company cannot determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements.

Leases In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company expects to adopt this ASU in the first quarter of 2019 and is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

The FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in November 2016. The ASU addresses the current diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that amounts described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and end of period amounts shown on the statement of cash flows. Disclosures are to be provided on the nature of restrictions on cash and cash equivalents. When presented in more than one line item within the statement of financial position, the entity shall disclose the amounts, disaggregated by line item, of cash, cash equivalents, restricted cash, and restricted cash equivalents reported within the statement of financial position. The amendments are effective January 1, 2018 and are not expected to have a significant effect on the Company's consolidated financial statements.

Pension The FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in March 2017. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. The ASU is not expected to have a significant effect on the Company’s Consolidated Financial Statements.

Callable Debt Securities The FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities in March 2017. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended March 31, 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1-31, 2017	1,400	$17.88	1,400	$1,318,951
February 1-28, 2017	-	$-	-	$1,318,951
March 1-31, 2017	-	$-	-	$1,318,951
Total	1,400	$17.88	1,400	$1,318,951

* On August 6, 2015, the Company announced that its Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission file number 0-23636) and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities

Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 15, 2017	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 15, 2017	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2017 Form 10-Q

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

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certificate of the Chief Financial Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.