Form 10-Q
period 2017-06-30
HAWTHORN BANCSHARES, INC.
filed 2017-08-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

☐ Yes ☒ No

As of August 4, 2017, the registrant had 5,831,210 shares of common stock, par value $1.00 per share, outstanding

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$20,776	$25,589
Federal funds sold and other overnight interest-bearing deposits	40,552	1,406
Cash and cash equivalents	61,328	26,995
Investment in available-for-sale securities, at fair value	216,353	214,512
Other investments and securities, at cost	10,798	9,796
Total investment securities	227,151	224,308
Loans	1,035,020	974,029
Allowances for loan losses	(10,545)	(9,886)
Net loans	1,024,475	964,143
Premises and equipment - net	35,403	35,522
Mortgage servicing rights	2,766	2,584
Other real estate and repossessed assets - net	13,356	14,162
Accrued interest receivable	4,754	5,183
Cash surrender value - life insurance	2,448	2,409
Other assets	11,869	11,742
Total assets	$1,383,550	$1,287,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$279,634	$235,975
Savings, interest checking and money market	517,678	468,731
Time deposits $250,000 and over	56,534	73,523
Other time deposits	228,841	232,437
Total deposits	1,082,687	1,010,666
Federal funds purchased and securities sold under agreements to repurchase	29,118	31,015
Subordinated notes	49,486	93,392
Federal Home Loan Bank advances	115,363	49,486
Accrued interest payable	429	498
Other liabilities	11,320	10,974
Total liabilities	1,288,403	1,196,031
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 5,822,357 shares, respectively	5,822	5,822
Surplus	45,665	41,498
Retained earnings	50,796	51,671
Accumulated other comprehensive loss, net of tax	(2,874)	(3,801)
Treasury stock; 210,465 and 205,750 shares, at cost	(4,262)	(4,173)
Total stockholders’ equity	95,147	91,017
Total liabilities and stockholders’ equity	$1,383,550	$1,287,048

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$11,671	$10,308	$22,721	$20,295
Interest on investment securities:
Taxable	737	831	1,491	1,769
Nontaxable	168	119	325	262
Federal funds sold and
other overnight interest-bearing deposits	11	17	60	50
Dividends on other securities	94	75	184	151
Total interest income	12,681	11,350	24,781	22,527
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	475	287	864	582
Time deposit accounts $250,000 and over	99	85	191	153
Other time deposits	410	383	789	764
Interest on federal funds purchased and securities sold under agreements to repurchase	27	15	49	39
Interest on subordinated notes	431	366	840	720
Interest on Federal Home Loan Bank advances	419	243	741	450
Total interest expense	1,861	1,379	3,474	2,708
Net interest income	10,820	9,971	21,307	19,819
Provision for loan losses	330	425	680	675
Net interest income after provision for loan losses	10,490	9,546	20,627	19,144
NON-INTEREST INCOME
Service charges and other fees	851	828	1,687	1,662
Bank card income and fees	663	648	1,277	1,282
Trust department income	266	265	540	483
Real estate servicing fees, net	34	(86)	487	(32)
Gain on sale of mortgage loans, net	218	222	374	387
Gain on sale of investment securities	0	18	0	490
Other	67	54	141	125
Total non-interest income	2,099	1,949	4,506	4,397
NON-INTEREST EXPENSE
Salaries and employee benefits	5,352	5,305	10,806	10,655
Occupancy expense, net	689	673	1,307	1,306
Furniture and equipment expense	634	439	1,232	850
Processing, network, and bank card expense	927	840	1,972	1,611
Legal, examination, and professional fees	317	328	597	662
FDIC insurance assessment	115	188	216	364
Advertising and promotion	265	242	503	452
Postage, printing, and supplies	263	291	495	527
Real estate foreclosure expense, net	226	42	253	183
Other	899	1,005	1,656	1,826
Total non-interest expense	9,687	9,353	19,037	18,436
Income before income taxes	2,902	2,142	6,096	5,105
Income tax expense	983	730	2,076	1,695
Net income	1,919	1,412	4,020	3,410
Basic earnings per share	$0.33	$0.24	$0.69	$0.58
Diluted earnings per share	$0.33	$0.24	$0.69	$0.58

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Net income	$1,919	$1,412	$4,020	$3,410
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain on investment securities available-for-sale, net of tax	595	837	900	2,082
Adjustment for gain on sale of investment securities, net of tax	0	(11)	0	(304)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	13	12	27	24
Total other comprehensive income	608	838	927	1,802
Total comprehensive income	$2,527	$2,250	$4,947	$5,212

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2015	$5,605	$38,549	$48,700	$(2,018)	$(3,550)	$87,286
Net income	0	0	3,410	0	0	3,410
Other comprehensive income	0	0	0	1,802	0	1,802
Stock based compensation expense	0	11	0	0	0	11
Purchase of treasury stock	0	0	0	0	(226)	(226)
Stock dividend	0	3,149	(3,149)	0	0	0
Cash dividends declared, common stock	0	0	(542)	0	0	(542)
Balance, June 30, 2016	$5,605	$41,709	$48,419	$(216)	$(3,776)	$91,741

Balance, December 31, 2016	$5,822	$41,498	$51,671	$(3,801)	$(4,173)	$91,017
Net income	0	0	4,020	0	0	4,020
Other comprehensive income	0	0	0	927	0	927
Stock based compensation expense	0	2	0	0	0	2
Purchase of treasury stock	0	0	0	0	(89)	(89)
Stock dividend	0	4,165	(4,165)	0	0	0
Cash dividends declared, common stock	0	0	(730)	0	0	(730)
Balance, June 30, 2017	$5,822	$45,665	$50,796	$(2,874)	$(4,262)	$95,147

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$4,020	$3,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	680	675
Depreciation expense	874	962
Net amortization of investment securities, premiums, and discounts	828	883
Stock based compensation expense	2	11
Change in fair value of mortgage servicing rights	(67)	453
Gain on sale of investment securities	0	(490)
Loss (gain) on sales and dispositions of premises and equipment	1	(6)
Gain on sales and dispositions of other real estate and repossessed assets	(38)	(103)
Provision for other real estate owned	215	76
Decrease in accrued interest receivable	429	227
Increase in cash surrender value - life insurance	(39)	(31)
Increase in other assets	(613)	(715)
Decrease in accrued interest payable	(69)	(10)
Increase (decrease) in other liabilities	290	(546)
Origination of mortgage loans for sale	(17,101)	(17,017)
Proceeds from the sale of mortgage loans	16,861	17,520
Gain on sale of mortgage loans, net	(374)	(387)
Other, net	(47)	(79)
Net cash provided by operating activities	5,852	4,833
Cash flows from investing activities:
Net increase in loans	(60,553)	(59,499)
Purchase of available-for-sale debt securities	(21,874)	(76,417)
Proceeds from maturities of available-for-sale debt securities	16,132	24,457
Proceeds from calls of available-for-sale debt securities	4,525	10,035
Proceeds from sales of available-for-sale debt securities	0	44,300
Proceeds from sales of FHLB stock	201	0
Purchases of FHLB stock	(1,203)	(1,003)
Purchases of premises and equipment	(863)	(592)
Proceeds from sales of premises and equipment	0	6
Proceeds from sales of other real estate and foreclosed assets	784	2,399
Net cash used in investing activities	(62,851)	(56,314)
Cash flows from financing activities:
Net increase in demand deposits	43,659	9,742
Net increase in interest-bearing transaction accounts	48,947	36,717
Net (decrease) increase in time deposits	(20,585)	11,585
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(2,389)	(21,140)
Repayment of FHLB advances and other borrowings	(130,277)	(8,000)
FHLB advances	152,740	32,000
Purchase of treasury stock	(89)	(226)
Cash dividends paid - common stock	(674)	(542)
Net cash provided by financing activities	91,332	60,136
Net increase in cash and cash equivalents	34,333	8,655
Cash and cash equivalents, beginning of period	26,995	28,377
Cash and cash equivalents, end of period	$61,328	$37,032

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,542	$2,718
Income taxes	$2,185	$1,975
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$155	$1,634

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

Stock Dividend On July 1, 2017, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2017. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
(in thousands)	2017	2016

Commercial, financial, and agricultural	$187,251	$182,881
Real estate construction - residential	20,037	18,907
Real estate construction - commercial	78,257	55,653
Real estate mortgage - residential	255,426	259,900
Real estate mortgage - commercial	461,062	426,470
Installment and other consumer	32,987	30,218
Total loans	$1,035,020	$974,029

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2017, $496.0 million of loans were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended June 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,360	$99	$579	$2,125	$4,731	$322	$46	$10,262
Additions:
Provision for loan losses	226	(54)	36	(230)	139	89	124	330
Deductions:
Loans charged off	32	0	0	62	2	60	0	156
Less recoveries on loans	(24)	(25)	0	(21)	(14)	(25)	0	(109)
Net loan charge-offs (recoveries)	8	(25)	0	41	(12)	35	0	47
Balance at end of period	$2,578	$70	$615	$1,854	$4,882	$376	$170	$10,545

	Six Months Ended June 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,753	$108	$413	$2,385	$3,793	274	$160	$9,886
Additions:
Provision for loan losses	(157)	(113)	202	(507)	1,084	161	10	680
Deductions:
Loans charged off	60	0	0	81	16	111	0	268
Less recoveries on loans	(42)	(75)	0	(57)	(21)	(52)	0	(247)
Net loan charge-offs (recoveries)	18	(75)	0	24	(5)	59	0	21
Balance at end of period	$2,578	$70	$615	$1,854	$4,882	$376	$170	$10,545

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,135	$44	$687	$2,273	$3,190	$259	$43	$8,631
Additions:
Provision for loan losses	817	19	(929)	186	218	61	53	425
Deductions:
Loans charged off	36	0	0	175	28	67	0	306
Less recoveries on loans	(80)	0	(491)	(9)	(31)	(31)	0	(642)
Net loan charge-offs (recoveries)	(44)	0	(491)	166	(3)	36	0	(336)
Balance at end of period	$2,996	$63	$249	$2,293	$3,411	$284	$96	$9,392

	Six Months Ended June 30, 2016
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,153	$59	$644	$2,439	$2,935	$273	$101	$8,604
Additions:
Provision for loan losses	804	4	(896)	218	495	55	(5)	675
Deductions:
Loans charged off	138	0	1	381	111	123	0	754
Less recoveries on loans	(177)	0	(502)	(17)	(92)	(79)	0	(867)
Net loan charge-offs (recoveries)	(39)	0	(501)	364	19	44	0	(113)
Balance at end of period	$2,996	$63	$249	$2,293	$3,411	$284	$96	$9,392

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

The following table provides the balance in the allowance for loan losses at June 30, 2017 and December 31, 2016, and the related loan balance by impairment methodology.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
June 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$393	$0	$7	$450	$264	$11	$0	$1,125
Collectively evaluated for impairment	2,185	70	608	1,404	4,618	365	170	9,420
Total	$2,578	$70	$615	$1,854	$4,882	$376	$170	$10,545
Loans outstanding:
Individually evaluated for impairment	$1,787	$0	$48	$5,787	$2,046	$52	$0	$9,720
Collectively evaluated for impairment	185,464	20,037	78,209	249,639	459,016	32,935	0	1,025,300
Total	$187,251	$20,037	$78,257	$255,426	$461,062	$32,987	$0	$1,035,020

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$469	$0	$7	$319	$277	$8	$0	$1,080
Collectively evaluated for impairment	2,284	108	406	2,066	3,516	266	160	8,806
Total	$2,753	$108	$413	$2,385	$3,793	$274	$160	$9,886
Loans outstanding:
Individually evaluated for impairment	$1,617	$0	$49	$5,471	$1,918	$89	$0	$9,144
Collectively evaluated for impairment	181,264	18,907	55,604	254,429	424,552	30,129	0	964,885
Total	$182,881	$18,907	$55,653	$259,900	$426,470	$30,218	$0	$974,029

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $9.7 million and $9.1 million at June 30, 2017 and December 31, 2016, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2017 and December 31, 2016, $5.7 million and $4.5 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2017, $1.1 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $9.7 million compared to $1.1 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $9.1 million at December 31, 2016. Management determined that $1.7 million, or 18%, of total impaired loans required no reserve allocation at June 30, 2017 compared to $2.1 million, or 23%, at December 31, 2016 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The categories of impaired loans at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
(in thousands)	2017	2016
Non-accrual loans	$4,434	$3,429
Performing TDRs	5,286	5,715
Total impaired loans	$9,720	$9,144

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables provide additional information about impaired loans at June 30, 2017 and December 31, 2016, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2017
With no related allowance recorded:
Commercial, financial and agricultural	$587	$751	$0
Real estate - residential	795	813	0
Real estate - commercial	366	395	0
Total	$1,748	$1,959	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,200	$1,234	$393
Real estate - construction commercial	48	55	7
Real estate - residential	4,992	5,062	450
Real estate - commercial	1,680	1,767	264
Installment and other consumer	52	69	11
Total	$7,972	$8,187	$1,125
Total impaired loans	$9,720	$10,146	$1,125

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2016
With no related allowance recorded:
Commercial, financial and agricultural	$564	$706	$0
Real estate - residential	1,550	1,557	0
Total	$2,114	$2,263	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,053	$1,078	$469
Real estate - construction commercial	49	56	7
Real estate - residential	3,921	3,990	319
Real estate - commercial	1,918	1,988	277
Installment and other consumer	89	116	8
Total	$7,030	$7,228	$1,080
Total impaired loans	$9,144	$9,491	$1,080

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$464	$(1)	$385	$19	$519	$0	$1,014	$29
Real estate - residential	852	3	1,593	100	912	7	1,738	197
Real estate - commercial	395	(2)	2,109	63	500	0	2,280	120
Installment and other consumer	2	0	0	0	31	0	0	0
Total	$1,713	$0	$4,087	$182	$1,962	$7	$5,032	$346
With an allowance recorded:
Commercial, financial and agricultural	$1,214	$8	$866	$108	$1,199	$19	$860	$135
Real estate - construction commercial	48	0	52	0	49	0	64	2
Real estate - residential	4,790	42	3,442	62	4,595	87	3,977	141
Real estate - commercial	1,604	14	260	13	1,505	29	560	20
Installment and other consumer	51	0	114	5	48	0	129	9
Total	$7,707	$64	$4,734	$188	$7,396	$135	$5,590	$307
Total impaired loans	$9,420	$64	$8,821	$370	$9,358	$142	$10,622	$653

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $64,000 and $142,000, for the three months and six months ended June 30, 2017, respectively, compared to $370,000 and $653,000 for the three and six months ended June 30, 2016, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2017 and December 31, 2016.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2017
Commercial, Financial, and Agricultural	$185,050	$1,078	$0	$1,123	$187,251
Real Estate Construction - Residential	20,037	0	0	0	20,037
Real Estate Construction - Commercial	78,209	0	0	48	78,257
Real Estate Mortgage - Residential	252,322	600	252	2,252	255,426
Real Estate Mortgage - Commercial	460,103	0	0	959	461,062
Installment and Other Consumer	32,767	131	37	52	32,987
Total	$1,028,488	$1,809	$289	$4,434	$1,035,020
December 31, 2016
Commercial, Financial, and Agricultural	$181,609	$290	$0	$982	$182,881
Real Estate Construction - Residential	18,681	226	0	0	18,907
Real Estate Construction - Commercial	55,603	0	0	50	55,653
Real Estate Mortgage - Residential	254,758	3,200	54	1,888	259,900
Real Estate Mortgage - Commercial	425,260	790	0	420	426,470
Installment and Other Consumer	29,920	198	11	89	30,218
Total	$965,831	$4,704	$65	$3,429	$974,029

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at June 30, 2017 and December 31, 2016.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Total
At June 30, 2017
Watch	$9,266	$1,107	$1,318	$16,879	$46,861	$0	$75,431
Substandard	1,688	640	97	2,258	736	24	5,443
Performing TDRs	664	0	0	3,535	1,087	0	5,286
Non-accrual	1,123	0	48	2,252	959	52	4,434
Total	$12,741	$1,747	$1,463	$24,924	$49,643	$76	$90,594

At December 31, 2016
Watch	$10,295	$665	$1,113	$16,577	$44,611	$0	$73,261
Substandard	798	640	0	2,159	426	24	4,047
Performing TDRs	635	0	0	3,582	1,498	0	5,715
Non-accrual	982	0	50	1,888	420	89	3,429
Total	$12,710	$1,305	$1,163	$24,206	$46,955	$113	$86,452

Troubled Debt Restructurings

At June 30, 2017, loans classified as TDRs totaled $6.3 million, of which $992,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.3 million were classified as performing TDRs. At December 31, 2016, loans classified as TDRs totaled $6.3 million, of which $619,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $450,000 and $410,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Six Months Ended June 30,
	2017			2016
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$131	$130	0	$0	$0
Real estate mortgage - residential	0	0	0	1	78	78
Real estate mortgage - commercial	1	56	52	0	0	0
Total	2	$187	$182	1	$78	$78

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans and two loans meeting the TDR criteria during the three and six months ended June 30, 2017, respectively, compared to no loans and one loan during the three and six months ended June 30, 2016, respectively.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during the three months ended June 30, 2017 and 2016, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Other Real Estate and Repossessed Assets

	June 30,	December 31,
(in thousands)	2017	2016
Commercial	$761	$809
Real estate construction - commercial	12,380	12,380
Real estate mortgage - residential	463	647
Real estate mortgage - commercial	2,909	3,439
Repossessed assets	17	16
Total	$16,530	$17,291
Less valuation allowance for other real estate owned	(3,174)	(3,129)
Total other real estate and repossessed assets	$13,356	$14,162

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$16,669	$18,696	$17,291	$19,225
Additions	52	892	155	1,634
Proceeds from sales	(126)	(1,125)	(784)	(2,399)
Charge-offs against the valuation allowance for other real estate owned, net	(53)	(55)	(170)	(101)
Net gain on sales	(12)	54	38	103
Total other real estate and repossessed assets	$16,530	$18,462	$16,530	$18,462
Less valuation allowance for other real estate owned	(3,174)	(3,208)	(3,174)	(3,208)
Balance at end of period	$13,356	$15,254	$13,356	$15,254

At June 30, 2017 $100,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $162,000 at December 31, 2016.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$3,044	$3,225	$3,129	$3,233
Provision for other real estate owned	183	38	215	76
Charge-offs	(53)	(55)	(170)	(101)
Balance, end of period	$3,174	$3,208	$3,174	$3,208

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2017 and December 31, 2016 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
June 30, 2017
U.S. government and federal agency obligations	$12,945	$0	$(233)	$12,712
Government sponsored enterprises	37,568	0	(256)	37,312
Obligations of states and political subdivisions	48,031	261	(298)	47,994
Mortgage-backed securities:
Residential - government agencies	118,491	157	(1,315)	117,333
Commercial - government agencies	990	12	0	1,002
Total mortgage-backed securities	119,481	169	(1,315)	118,335
Total available-for-sale securities	$218,025	$430	$(2,102)	$216,353

December 31, 2016
U.S. government and federal agency obligations	$13,667	$0	$(303)	$13,364
Government sponsored enterprises	32,786	2	(329)	32,459
Obligations of states and political subdivisions	42,666	123	(757)	42,032
Mortgage-backed securities:
Residential - government agencies	127,527	124	(1,995)	125,656
Commercial - government agencies	989	12	0	1,001
Total mortgage-backed securities	128,516	136	(1,995)	126,657
Total available-for-sale securities	$217,635	$261	$(3,384)	$214,512

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

Other Investments and securities primarily consist of Federal Home Loan Bank stock, subordinated debt equity securities, and the Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $10.8 million and $9.8 million as of June 30, 2017 and December 31, 2016, respectively.

Debt securities with carrying values aggregating approximately $155.1 million and $167.6 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2017, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$5,781	$5,832
Due after one year through five years	60,749	60,531
Due after five years through ten years	26,266	25,956
Due after ten years	5,748	5,699
Total	98,544	98,018
Mortgage-backed securities	119,481	118,335
Total available-for-sale securities	$218,025	$216,353

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2017
U.S. government and federal agency obligations	$7,788	$(133)	$4,925	$(100)	$12,713	$(233)
Government sponsored enterprises	32,339	(229)	2,473	(27)	34,812	(256)
Obligations of states and political subdivisions	22,886	(264)	1,912	(34)	24,798	(298)
Mortgage-backed securities:
Residential - government agencies	77,979	(924)	20,188	(391)	98,167	(1,315)
Total	$140,992	$(1,550)	$29,498	$(552)	$170,490	$(2,102)

(in thousands)
At December 31, 2016
U.S. government and federal agency obligations	$13,365	$(303)	$0	$0	$13,365	$(303)
Government sponsored enterprises	29,432	(329)	0	0	29,432	(329)
Obligations of states and political subdivisions	32,318	(757)	0	0	32,318	(757)
Mortgage-backed securities:
Residential - government agencies	109,772	(1,848)	3,742	(147)	113,514	(1,995)
Total	$184,887	$(3,237)	$3,742	$(147)	$188,629	$(3,384)

The total available for sale portfolio consisted of approximately 324 securities at June 30, 2017. The portfolio included 202 securities having an aggregate fair value of $170.5 million that were in a loss position at June 30, 2017. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $29.5 million at fair value. The $2.1 million aggregate unrealized loss included in accumulated other comprehensive income at June 30, 2017 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2017 and December 31, 2016, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Gains realized on sales	$0	$18	$0	$490
Losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$0	$18	$0	$490

(5)	Intangible Assets

Mortgage Servicing Rights

At June 30, 2017, the Company was servicing approximately $289.8 million of loans sold to the secondary market compared to $294.4 million at December 31, 2016, and $304.7 million at June 30, 2016. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $211,000 and $420,000 for the three and six months ended June 30, 2017, respectively, compared to $211,000 and $421,000 for the three and six months ended June 30, 2016, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$2,877	$2,745	$2,584	$2,847
Originated mortgage servicing rights	66	63	115	117
Changes in fair value:
Due to change in model inputs and assumptions (1)	(56)	(142)	319	(145)
Other changes in fair value (2)	(121)	(155)	(252)	(308)
Balance at end of period	$2,766	$2,511	$2,766	$2,511

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Weighted average constant prepayment rate	9.28%	12.16%
Weighted average note rate	3.86%	3.90%
Weighted average discount rate	9.75%	9.19%
Weighted average expected life (in years)	6.10	5.10

(6)	Federal funds purchased and securities sold under agreements to repurchase

	June 30,	December 31,
	2017	2016
Federal funds purchased	$0	$992
Repurchase agreements	29,118	30,023
Total	$29,118	$31,015

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At June 30, 2017
U.S. government and federal agency obligations	$3,189	$0	$0	$3,189
Government sponsored enterprises	7,882	0	0	7,882
Asset-backed securities	18,047	0	0	18,047
Total	$29,118	$0	$0	$29,118

At December 31, 2016
U.S. government and federal agency obligations	$3,489	$0	$0	$3,489
Government sponsored enterprises	7,324	0	0	7,324
Asset-backed securities	19,210	0	0	19,210
Total	$30,023	$0	$0	$30,023

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.9% for the three months ended June 30, 2017 compared to 34.1% for the three months ended June 30, 2016. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.1% for the six months ended June 30, 2017 compared to 33.2% for the six months ended June 30, 2016. The increase in the tax rate for the six months ended June 30, 2017 in comparison to the six months ended June 30, 2016 is primarily due to an immaterial return to provision adjustment made in the first quarter of 2016.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. With the exception of certain capital losses generated during 2013 and 2014, it is management’s opinion that the Company will more likely than not realize the benefits of these temporary differences as of June 30, 2017 and, therefore, only established a valuation reserve against the Company’s capital loss carry forward. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. As indicated above, the Company generated approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests. The capital losses will expire between 2018 and 2019, and it is management’s opinion that the Company will not more likely than not generate the capital gain income necessary to utilize the capital loss carry forwards before the capital losses expire. As such, the Company has established an $83,000 valuation reserve against its capital loss carry forward deferred tax asset.

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Six months ended June 30, 2017
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(1,936)	$(1,865)	$(3,801)
Other comprehensive income, before reclassifications	1,452	45	1,497
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0
Current period other comprehensive income, before tax	1,452	45	1,497
Income tax expense	(552)	(18)	(570)
Current period other comprehensive income, net of tax	900	27	927
Balance at end of period	$(1,036)	$(1,838)	$(2,874)

	Six months ended June 30, 2016
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(591)	$(1,427)	$(2,018)
Other comprehensive income, before reclassifications	3,357	39	3,396
Amounts reclassified from accumulated other comprehensive income (loss)	(490)	0	(490)
Current period other comprehensive income, before tax	2,867	39	2,906
Income tax expense	(1,090)	(14)	(1,104)
Current period other comprehensive income, net of tax	1,777	25	1,802
Balance at end of period	$1,186	$(1,402)	$(216)

(1) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Payroll taxes	$288	$336	$644	$632
Medical plans	468	487	894	999
401k match and profit sharing	226	203	476	384
Pension plan	351	306	703	613
Other	9	46	25	62
Total employee benefits	$1,342	$1,378	$2,742	$2,690

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

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company expects to make a pension contribution in the amount of $1.2 million on September 15, 2017. The minimum required contribution for 2017 is $842,000. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after June 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan. Certain individuals hired by the Company before July 1, 2017 are also not eligible to participate in the plan. Beginning in 2019, the Company anticipates that there may be a small reduction in the overall liability and service cost resulting from the closure of the plan to new entrants.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2017	2016
Service cost - benefits earned during the year	$1,343	$1,179
Interest costs on projected benefit obligations	1,008	956
Expected return on plan assets	(1,123)	(1,057)
Expected administrative expenses	88	70
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	11	0
Net periodic pension expense	$1,406	$1,227

Pension expense - three months ended June 30, (actual)	$351	$306
Pension expense - six months ended June 30, (actual)	$703	$613

(10)	Stock Compensation

The Company’s stock option plan provides for the grant of options to purchase up to 601,627 shares of the Company’s common stock to officers and other key employees of the Company and its subsidiaries. All options have been granted at exercise prices equal to fair value and vest over periods ranging from four to five years.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	46,244	$19.33
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(26,141)	22.84
Outstanding, June 30, 2017	20,103	$14.77	1.23	$124,252
Exercisable, June 30, 2017	18,784	$14.77	1.23	$116,100

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2017.

Total stock-based compensation expense was $1,000 and $2,000 for the three and six months ended June 30, 2017, respectively, compared to $5,000 and $11,000 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the total unrecognized compensation expense related to non-vested stock awards was $1,000 and the related weighted average period over which it is expected to be recognized is approximately 0.23 years.

(11)	Earnings per Share

Stock Dividend On July 1, 2017, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2017. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Net income available to shareholders	$1,919	$1,412	$4,020	$3,410
Basic earnings per share	$0.33	$0.24	$0.69	$0.58
Diluted earnings per share:
Net income available to shareholders	$1,919	$1,412	$4,020	$3,410
Average shares outstanding	5,838,506	5,871,208	5,839,175	5,874,706
Effect of dilutive stock options	4,929	0	4,948	0
Average shares outstanding including dilutive stock options	5,843,435	5,871,208	5,844,123	5,874,706
Diluted earnings per share	$0.33	0.24	0.69	0.58

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

Notes to the Consolidated Financial Statements

(Unaudited)

Options to purchase 46,244 shares during the three and six months ended June 30, 2016, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. There were no anti-dilutive shares for the three and six months ended June 30, 2017.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan to purchase through open market transactions $2.0 million market value of the Company’s common stock. As of June 30, 2017, the Company repurchased a total of 48,608 shares of common stock pursuant to the plan at an average price of $15.34 per share, including 4,715 shares of common stock repurchased pursuant to the plan during the six months ended June 30, 2017 at an average price of $19.01 per share. At June 30, 2017, approximately $1.3 million may be used to purchase shares under the plan.

The table below shows activity in the outstanding shares of the Company's common stock during the past three years. Shares in the table below are presented on a historical basis and have not been restated for the annual 4% stock dividends.

	Number of shares
	June 30,	December 31,	June 30,
	2017	2016	2016
Outstanding, beginning of year	5,616,607	5,441,190	5,441,190
Issuance of stock:
4% stock dividend	224,550	217,155	217,155
Purchase of treasury stock	(4,715)	(41,738)	(15,301)
Outstanding, end of year	5,836,442	5,616,607	5,643,044

Except as noted in the above table, all share and per share amounts in this note have been restated for the 4% common stock dividend distributed July 1, 2017.

(12)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of June 30, 2017 and December 31, 2016, respectively, there were no transfers into or out of Levels 1-3.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets:
U.S. government and federal agency obligations	$12,712	$0	12,712	$0
Government sponsored enterprises	37,312	0	37,312	0
Obligations of states and political subdivisions	47,994	0	47,994	0
Mortgage-backed securities	118,335	0	118,335	0
Mortgage servicing rights	2,766	0	0	2,766
Total	$219,119	$0	$216,353	$2,766

December 31, 2016
Assets:
U.S. government and federal agency obligations	$13,364	$0	13,364	$0
Government sponsored enterprises	32,459	0	32,459	0
Obligations of states and political subdivisions	42,032	0	42,032	0
Mortgage-backed securities	126,657	0	126,657	0
Mortgage servicing rights	2,584	0	0	2,584
Total	$217,096	$0	$214,512	$2,584

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,877	$2,745	$2,584	$2,847
Total gains or losses (realized/unrealized):
Included in earnings	(177)	(297)	67	(453)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	66	63	115	117
Settlements	0	0	0	0
Balance at end of period	$2,766	$2,511	$2,766	$2,511

The change in valuation of mortgage servicing rights arising from inputs and assumptions decreased $56,000 and increased $319,000 for the three and six months ended June 30, 2017, respectively, compared to decreases of $142,000 and $145,000 for the three and six months ended June 30, 2016, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Six Months Ended June 30,
			2017	2016
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	9.28%	12.16%
		Weighted average note rate	3.86%	3.90%
		Weighted average discount rate	9.75%	9.19%
		Weighted average expected life (in years)	6.10	5.10

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2017, the Company identified $8.0 million in impaired loans that had specific allowances for losses aggregating $1.1 million. Related to these loans, there was $63,000 and $83,000 in charge-offs recorded during the three and six months ended June 30, 2017, respectively. As of June 30, 2016, the Company identified $4.7 million in impaired loans that had specific allowances for losses aggregating $1.6 million. Related to these loans, there was $208,000 and $768,000 in charge-offs recorded during the three and six months ended June 30, 2016, respectively.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices			Three	Six
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2017
Assets:
Impaired loans:
Commercial, financial, & agricultural	$807	$0	$0	$807	$0	$(1)
Real estate construction - commercial	41	0	0	41	0	0
Real estate mortgage - residential	4,542	0	0	4,542	(62)	(65)
Real estate mortgage - commercial	1,416	0	0	1,416	0	(4)
Consumer	41	0	0	41	(1)	(13)
Total	$6,847	$0	$0	$6,847	$(63)	$(83)
Other real estate and foreclosed assets	$13,356	$0	$0	$13,356	$(195)	$(180)

June 30, 2016
Assets:
Impaired loans:
Commercial, financial, & agricultural	$723	$0	$0	$723	$0	$(359)
Real estate construction - commercial	44	0	0	44	0	0
Real estate mortgage - residential	2,047	0	0	2,047	(181)	(216)
Real estate mortgage - commercial	198	0	0	198	(23)	(177)
Consumer	85	0	0	85	(4)	(16)
Total	$3,097	$0	$0	$3,097	$(208)	$(768)
Other real estate and foreclosed assets	$15,254	$0	$0	$15,254	$16	$49

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 is as follows:

			June 30, 2017
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2017		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$20,776	$20,776	$20,776	$0	$0
Federal funds sold and overnight interest-bearing deposits	40,552	40,552	40,552	0	0
Investment in available-for-sale securities	216,353	216,353	0	216,353	0
Loans, net	1,024,475	1,022,116	0	0	1,022,116
Investment in FHLB stock	6,151	6,151	0	6,151	0
Mortgage servicing rights	2,766	2,766	0	0	2,766
Cash surrender value - life insurance	2,448	2,448	0	2,448	0
Accrued interest receivable	4,754	4,754	4,754	0	0
	$1,318,275	$1,315,916	$66,082	$224,952	$1,024,882
Liabilities:
Deposits:
Non-interest bearing demand	$279,634	$279,634	$279,634	$0	$0
Savings, interest checking and money market	517,678	517,678	517,678	0	0
Time deposits	285,375	285,155	0	0	285,155
Federal funds purchased and securities sold under agreements to repurchase	29,118	29,118	29,118	0	0
Subordinated notes	49,486	35,712	0	35,712	0
Federal Home Loan Bank advances	115,363	115,888	0	115,888	0
Accrued interest payable	429	429	429	0	0
	$1,277,083	$1,263,614	$826,859	$151,600	$285,155

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both June 30, 2017 and December 31, 2016. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At June 30, 2017, the Company was servicing 2,810 loans sold to the secondary market with a balance of approximately $289.8 million compared to 2,877 loans sold with a balance of approximately $294.4 million at December 31, 2016.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of year	$160	$160	$160	$160
Provision for repurchase liability	0	2	0	2
Reimbursement of expenses	0	(2)	0	(2)
Balance at end of year	$160	$160	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2017, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	June 30,	December 31,
(in thousands)	2017	2016
Commitments to extend credit	$220,119	$253,375
Commitments to originate residential first and second mortgage loans	4,572	2,626
Standby letters of credit	57,018	2,745
Total	281,709	258,746

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2017.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.4 billion in assets at June 30, 2017, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2017 and 2016, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Per Share Data
Basic earnings per share	$0.33	$0.24	$0.69	$0.58
Diluted earnings per share	0.33	0.24	0.69	0.58
Dividends paid on common stock	338	271	674	542
Book value per share			16.29	15.63
Market price per share			20.95	13.26
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.58%	0.46%	0.61%	0.56%
Return on stockholders' equity	8.35%	6.26%	8.65%	7.62%
Stockholders' equity to total assets	7.01%	7.31%	7.06%	7.29%
Efficiency ratio (1)	74.98%	78.46%	73.75%	76.13%

(Based on end-of-period data)
Stockholders' equity to assets			6.88%	7.25%
Total risk-based capital ratio			13.47%	14.19%
Tier 1 risk-based capital ratio			11.20%	11.63%
Common equity Tier 1 capital			8.43%	8.73%
Tier 1 leverage ratio (2)			9.77%	9.88%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
(In thousands)	2017	2016	Change	Change	2017	2016	Change	Change

Net interest income	$10,820	$9,971	$849	8.5%	$21,307	$19,819	$1,488	7.5%
Provision for loan losses	330	425	(95)	(22.4)	680	675	5	0.7
Noninterest income	2,099	1,949	150	7.7	4,506	4,397	109	2.5
Noninterest expense	9,687	9,353	334	3.6	19,037	18,436	601	3.3
Income before income taxes	2,902	2,142	760	35.5	6,096	5,105	991	19.4
Income tax expense	983	730	253	34.7	2,076	1,695	381	22.5
Net income	$1,919	$1,412	$507	35.9%	$4,020	$3,410	$610	17.9%

Consolidated net income of $1.9 million, or $0.33 per diluted share, for the three months ended June 30, 2017 increased $507,000 compared to $1.4 million, or $0.24 per diluted share, for the three months ended June 30, 2016. For the three months ended June 30, 2017, the return on average assets was 0.58%, the return on average stockholders’ equity was 8.35%, and the efficiency ratio was 74.98%.

Consolidated net income increased $610,000 to $4.0 million, or $0.69 per diluted share, for the six months ended June 30, 2017 compared to $3.4 million, or $0.58 per diluted share, for the six months ended June 30, 2016. For the six months ended June 30, 2017, the return on average assets was 0.61%, the return on average stockholders’ equity was 8.65%, and the efficiency ratio was 73.75%.

Net interest income was $10.8 million and $21.3 million for the three and six months ended June 30, 2017, respectively, compared to $10.0 million and $19.8 million for the three and six months ended June 30, 2016. The net interest margin (expressed on a fully taxable equivalent basis) increased to 3.50% for the three months ended June 30, 2017, compared to 3.49% for the three months ended June 30, 2016, and decreased to 3.49% for the six months ended June 30, 2017 compared to 3.50% for the six months ended June 30, 2016. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $330,000 and $680,000 provision for loan losses was recorded for the three and six months ended June 30, 2017, respectively, compared to a $425,000 and $675,000 provision for the three and six months ended June 30, 2016, respectively.

The Company’s net charge-offs were $47,000, or 0.00% of average loans, for the three months ended June 30, 2017 compared to net recoveries of $336,000, or (0.04)% of average loans, for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company’s net charge-offs were $21,000, or 0.00% of average loans compared to net recoveries of $113,000, or (0.01)% of average loans for the six months ended June 30, 2016.

Non-performing loans totaled $10.0 million, or 0.97% of total loans, at June 30, 2017 compared to $9.2 million, or 0.95% of total loans, at December 31, 2016, and $9.5 million, or 1.02% of total loans, at June 30, 2016. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $150,000, or 7.7%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and increased $109,000, or 2.5%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2016. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $334,000, or 3.6%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and increased $601,000, or 3.3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2017. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,
(In thousands)	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$190,888	$2,165	4.55%	$154,509	$1,794	4.67%
Real estate construction - residential	20,559	236	4.60	18,207	206	4.55
Real estate construction - commercial	71,661	798	4.47	42,980	540	5.05
Real estate mortgage - residential	258,958	2,959	4.58	250,868	2,844	4.56
Real estate mortgage - commercial	451,185	5,268	4.68	404,141	4,686	4.66
Consumer	31,801	309	3.90	25,707	288	4.51
Total loans	$1,025,052	$11,735	4.59%	$896,412	$10,358	4.65%
Investment securities: (3)
U.S. government and federal agency obligations	$48,888	$176	1.44%	$40,925	$117	1.15%
Obligations of states and political subdivisions	47,721	266	2.24	28,156	191	2.73
Mortgage-backed securities	120,012	544	1.82	171,765	700	1.64
Total investment securities	$216,621	$986	1.83%	$240,846	$1,008	1.68%
Other investments and securities, at cost	10,588	94	3.56	8,544	75	3.53
Federal funds sold and interest bearing deposits in other financial institutions	4,795	11	0.92	16,140	18	0.45
Total interest earning assets	$1,257,056	$12,826	4.09%	$1,161,942	$11,459	3.97%
All other assets	88,361			88,640
Allowance for loan losses	(10,385)			(8,909)
Total assets	$1,335,032			$1,241,673
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$212,226	$272	0.51%	$205,801	$157	0.31%
Savings	100,985	13	0.05	97,027	12	0.05
Commercial	1,523	2	0.53	0	0	0.00
Money market	203,697	188	0.37	181,724	118	0.26
Time deposits of $250,000 and over	57,095	99	0.70	61,636	85	0.55
Other time deposits	229,366	410	0.72	235,801	383	0.65
Total interest bearing deposits	$804,892	$984	0.49%	$781,989	$755	0.39%
Federal funds purchased and securities sold under agreements to repurchase	29,237	27	0.37	36,333	15	0.17
Subordinated notes	49,486	431	3.49	49,486	366	2.97
Federal Home Loan Bank Advances	110,124	419	1.53	61,604	243	1.59
Total borrowings	$188,847	$877	1.86%	$147,423	$624	1.70%
Total interest bearing liabilities	$993,739	$1,861	0.75%	$929,412	$1,379	0.60%
Demand deposits	235,232			212,569
Other liabilities	11,075			8,902
Total liabilities	1,240,046			1,150,883
Stockholders' equity	94,986			90,790
Total liabilities and stockholders' equity	$1,335,032			$1,241,673
Net interest income (FTE)		10,965			10,080
Net interest spread			3.34%			3.37%
Net interest margin			3.50%			3.49%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $145,000 and $109,000 for the three months ended June 30, 2017 and 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
(In thousands)	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$186,741	$4,164	4.50%	$150,746	$3,509	4.68%
Real estate construction - residential	19,936	451	4.56	18,167	414	4.58
Real estate construction - commercial	68,952	1,518	4.44	39,157	949	4.87
Real estate mortgage - residential	259,750	5,882	4.57	252,190	5,754	4.59
Real estate mortgage - commercial	442,219	10,223	4.66	396,282	9,208	4.67
Consumer	31,022	609	3.96	24,794	562	4.56
Total loans	$1,008,620	$22,847	4.57%	$881,336	$20,396	4.65%
Investment securities: (3)
U.S. government and federal agency obligations	$47,159	$332	1.42%	$52,692	$305	1.16%
Obligations of states and political subdivisions	45,738	516	2.28	29,901	419	2.82
Mortgage-backed securities	122,154	1,126	1.86	161,195	1,437	1.79
Total investment securities	$215,051	$1,974	1.85%	$243,788	$2,161	1.78%
Other investments and securities, at cost	10,189	184	3.64	8,291	151	3.66
Federal funds sold and interest bearing deposits in other financial institutions	13,179	60	0.92	19,226	50	0.52
Total interest earning assets	$1,247,039	$25,065	4.05%	$1,152,641	$22,758	3.97%
All other assets	89,308			89,571
Allowance for loan losses	(10,195)			(8,748)
Total assets	$1,326,152			$1,233,464
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$214,140	$504	0.47%	$207,720	$324	0.31%
Savings	100,409	25	0.05	94,627	24	0.05
Commercial	1,589	4	0.51	0	0	0.00
Money market	201,709	331	0.33	180,131	234	0.26
Time deposits of $250,000 and over	60,623	191	0.64	58,779	153	0.52
Other time deposits	230,759	789	0.69	236,692	764	0.65
Total interest bearing deposits	$809,229	$1,844	0.46%	$777,949	$1,499	0.39%
Federal funds purchased and securities sold under agreements to repurchase	29,158	49	0.34	42,814	39	0.18
Subordinated notes	49,486	840	3.42	49,486	720	2.93
Federal Home Loan Bank Advances	101,399	741	1.47	55,802	450	1.62
Total borrowings	$180,043	$1,630	1.83%	$148,102	$1,209	1.64%
Total interest bearing liabilities	$989,272	$3,474	0.71%	$926,051	$2,708	0.59%
Demand deposits	232,016			207,833
Other liabilities	11,198			9,613
Total liabilities	1,232,486			1,143,497
Stockholders' equity	93,666			89,967
Total liabilities and stockholders' equity	$1,326,152			$1,233,464
Net interest income (FTE)		21,591			20,050
Net interest spread			3.34%			3.38%
Net interest margin			3.49%			3.50%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $284,000 and $231,000 for the six months ended June 30, 2017 and 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$371	$413	$(42)	$655	$808	$(153)
Real estate construction - residential	30	27	3	37	40	(3)
Real estate construction - commercial	258	325	(67)	569	663	(94)
Real estate mortgage - residential	115	93	22	128	171	(43)
Real estate mortgage - commercial	582	549	33	1,015	1,062	(47)
Consumer	21	62	(41)	47	129	(82)
Investment securities: (3)
U.S. government and federal agency obligations	59	26	33	27	(34)	61
Obligations of states and political subdivisions	75	114	(39)	97	190	(93)
Mortgage-backed securities	(156)	(228)	72	(311)	(358)	47
Other investments and securities, at cost	19	18	1	33	35	(2)
Federal funds sold and interest bearing deposits in other financial institutions	(7)	(18)	11	10	(19)	29
Total interest income	1,367	1,381	(14)	2,307	2,687	(380)
Interest expense:
NOW accounts	115	5	110	180	10	170
Savings	1	0	1	1	1	0
Commercial	2	0	2	4	0	4
Money market	70	15	55	97	30	67
Time deposits of $250,000 and over	15	(6)	21	40	5	35
Other time deposits	26	(10)	36	23	(19)	42
Federal funds purchased and securities sold under agreements to repurchase	12	(3)	15	10	(15)	25
Subordinated notes	65	0	65	120	0	120
Federal Home Loan Bank advances	176	185	(9)	291	337	(46)
Total interest expense	482	186	296	766	349	417
Net interest income on a fully taxable equivalent basis	$885	$1,195	$(310)	$1,541	$2,338	$(797)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $145,000 and $284,000 for the three and six months June 30, 2017, respectively, compared to $109,000 and $231,000 for the three and six months June 30, 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, reflected an increase in net interest income, on a tax equivalent basis, of $885,000, or 8.78%, and the financial results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 reflected an increase of $1.5 million, or 7.69%.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.50% for the three months ended June 30, 2017 compared to 3.49% for the three months ended June 30, 2016, and decreased to 3.49% for the six months ended June 30, 2017 compared to 3.50% for the six months ended June 30, 2016. The increase in net interest income was primarily due to an increase in average loans and the net interest margin has remained relatively unchanged during the periods reported. Due to loan growth and maintaining net interest margin, net interest income has continued to increase.

Average interest-earning assets increased $95.1 million, or 8.19%, to $1.26 billion for the three months ended June 30, 2017 compared to $1.16 billion for the three months ended June 30, 2016, and average interest bearing liabilities increased $64.3 million, or 6.92%, to $993.7 million for the three months ended June 30, 2017 compared to $929.4 million for the three months ended June 30, 2016.

Average interest-earning assets increased $94.4 million, or 8.19%, to $1.25 billion for the six months ended June 30, 2017 compared to $1.15 billion for the six months ended June 30, 2016, and average interest bearing liabilities increased $63.2 million, or 6.83%, to $989.3 million for the six months ended June 30, 2017 compared to $926.1 million for the six months ended June 30, 2016.

Total interest income (expressed on a fully taxable equivalent basis) was $12.8 million and $25.1 million for the three and six months ended June 30, 2017, respectively, compared to $11.5 million and $22.8 million for the three and six months ended June 30, 2016, respectively. The Company’s rates earned on interest earning assets were 4.09% and 4.05% for the three and six months ended June 30, 2017, respectively, compared to 3.97% for both the three and six months ended June 30, 2016.

Interest income on loans increased to $11.7 million and $22.8 million for the three and six months ended June 30, 2017, respectively, compared to $10.4 million and $20.4 million for the three and six months ended June 30, 2016, respectively.

Average loans outstanding increased $128.6 million, or 14.4%, to $1.0 billion for the three months ended June 30, 2017 compared to $896.4 million for the three months ended June 30, 2016. The average yield on loans receivable decreased to 4.59% for the three months ended June 30, 2017 compared to 4.65% for the three months ended June 30, 2016.

For the six months ended June 30, 2017, average loans outstanding increased $127.3 million, or 14.4%, to $1.0 billion compared to $881.3 million for the six months ended June 30, 2016. The average yield on loans receivable decreased to 4.57% for the six months ended June 30, 2017 compared to 4.65% for the six months ended June 30, 2016. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense was to $1.9 million and $3.5 million for the three and six months ended June 30, 2017, respectively, compared to $1.4 million and $2.7 million for the three and six months ended June 30, 2016, respectivley. The Company’s rates paid on interest bearing liabilities was 0.75% and 0.71% for the three and six months ended June 30, 2017, respectively, compared to 0.60% and 0.59% for the three and six months ended June 30, 2016, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $984,000 and $1.8 million for the three and six months ended June 30, 2017, respectively, compared to $755,000 and $1.5 million for the three and six months ended June 30, 2016, respectively.

Average interest bearing deposits increased $22.9 million, or 2.93%, to $804.9 million for the three months ended June 30, 2017 compared to $782.0 million for the three months ended June 30, 2016. The average cost of deposits increased to 0.49% for the three months ended June 30, 2017 compared to 0.39% for the three months ended June 30, 2016.

For the six months ended June 30, 2017, average interest bearing deposits increased $31.3 million, or 4.02%, to $809.2 million compared to $778.0 million for the six months ended June 30, 2016. The average cost of deposits increased to 0.46% for the six months ended June 30, 2017 compared to 0.39% for the six months ended June 30, 2016 primarily as a result of higher market interest rates.

Interest expense on borrowings increased to $877,000 and $1.6 million for the three and six months ended June 30, 2017, respectively, compared to $624,000 and $1.2 million for the three and six months ended June 30, 2016, respectively.

Average borrowings increased $41.4 million, or 28.10%, to $188.8 million for the three months ended June 30, 2017 compared to $147.4 million for the three months ended June 30, 2016. The average cost of borrowings increased to 1.86% for the three months ended June 30, 2017 compared to 1.70% for the three months ended June 30, 2016.

For the six months ended June 30, 2017, average borrowings increased $31.9 million, or 21.57%, to $180.0 million for the six months ended June 30, 2017 compared to $148.1 million for the six months ended June 30, 2016. The average cost of borrowings increased to 1.83% for the six months ended June 30, 2017 compared to 1.64% for the six months ended June 30, 2016. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Non-interest Income
Service charges and other fees	$851	$828	$23	2.8%	$1,687	$1,662	$25	1.5%
Bank card income and fees	663	648	15	2.3	1,277	1,282	(5)	(0.4)
Trust department income	266	265	1	0.4	540	483	57	11.8
Real estate servicing fees, net	34	(86)	120	139.5	487	(32)	519	1,621.9
Gain on sales of mortgage loans, net	218	222	(4)	(1.8)	374	387	(13)	(3.4)
Gain on sale of investment securities	0	18	(18)	(100.0)	0	490	(490)	(100.0)
Other	67	54	13	24.1	141	125	16	12.8
Total non-interest income	$2,099	$1,949	$150	7.7%	$4,506	$4,397	$109	2.5%

Non-interest income as a % of total revenue *	16.2%	16.4%			17.5%	18.2%
Total revenue per full time equivalent employee	$38.8	$35.6			$77.7	$71.8

* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $150,000, or 7.7%, to $2.1 million for the quarter ended June 30, 2017 compared to $1.9 million for the quarter ended June 30, 2016, and increased $109,000, or 2.5%, to $4.5 million for the six months ended June 30, 2017 compared to $4.4 million for the six months ended June 30, 2016.

Real estate servicing fees, net of the change in valuation of mortgage serving rights increased $120,000 to $34,000 for the quarter ended June 30, 2017 compared to $(86,000) for the quarter ended June 30, 2016, and increased $519,000 to $487,000 for the six months ended June 30, 2017 compared to $(32,000) for the six months ended June 30, 2016. The increases in both periods were primarily due to slower prepayment speeds resulting from a higher rate environment. Mortgage loan servicing fees earned on loans sold were $211,000 for both the quarters ended June 30, 2017 and 2016, and $420,000 for the six months ended June 30, 2017 compared to $421,000 for the six months ended June 30, 2016.

The Company was servicing $289.8 million of mortgage loans at June 30, 2017 compared to $294.4 million and $304.7 million at December 31, 2016 and June 30, 2016, respectively.

Gain on sales of mortgage loans decreased $4,000 to $218,000 for the quarter ended June 30, 2017 compared to $222,000 for the quarter ended June 30, 2016, and decreased $13,000 to $374,000 for the six months ended June 30, 2017 compared to $387,000 for the six months ended June 30, 2016. The Company sold loans of $9.4 million for the quarter ended June 30, 2017 compared to $10.1 million for the quarter ended June 30, 2016, and $16.2 million for the six months ended June 30, 2017 compared to $17.5 million for the six months ended June 30, 2016.

No gain on sale of investment securities was recognized during the three and six months ended June 30, 2017. During the six months ended June 30, 2016 the Company received $44.3 million from proceeds on sales of available-for-sale debt securities and recognized gains of $490,000. This transaction was the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Non-interest Expense
Salaries	$4,010	$3,927	$83	2.1%	$8,064	$7,965	$99	1.2%
Employee benefits	1,342	1,378	(36)	(2.6)	2,742	2,690	52	1.9
Occupancy expense, net	689	673	16	2.4	1,307	1,306	1	0.1
Furniture and equipment expense	634	439	195	44.4	1,232	850	382	44.9
Processing expense, network and bank card expense	927	840	87	10.4	1,972	1,611	361	22.4
Legal, examination, and professional fees	317	328	(11)	(3.4)	597	662	(65)	(9.8)
FDIC insurance assessment	115	188	(73)	(38.8)	216	364	(148)	(40.7)
Advertising and promotion	265	242	23	9.5	503	452	51	11.3
Postage, printing, and supplies	263	291	(28)	(9.6)	495	527	(32)	(6.1)
Real estate foreclosure expense, net	226	42	184	438.1	253	183	70	38.3
Other	899	1,005	(106)	(10.5)	1,656	1,826	(170)	(9.3)
Total non-interest expense	$9,687	$9,353	$334	3.6%	$19,037	$18,436	$601	3.3%
Efficiency ratio *	75.0%	78.5%			73.8%	76.1%
Salaries and benefits as a % of total non-interest expense	55.2%	56.7%			56.8%	57.8%
Number of full-time equivalent employees	333	335			332	337

* Efficiency ratio is calculated as non-interest expense as a percent of revenue.

Total non-interest expense increased $334,000, or 3.6%, to $9.7 million for the quarter ended June 30, 2017 compared to $9.4 million for the quarter ended June 30, 2016, and increased $601,000, or 3.3%, to $19.0 million for the six months ended June 30, 2017 compared to $18.4 million for the six months ended June 30, 2016.

Furniture and equipment expense increased $195,000, or 44.4%, to $634,000 for the quarter ended June 30, 2017 compared to $439,000 for the quarter ended June 30, 2016, and increased $382,000, or 44.9%, to $1.2 million for the six months ended June 30, 2017 compared to $850,000 for the six months ended June 30, 2016. Beginning December 2016, the Company began upgrading its data processing infrastructure to a hosted cloud based network solution. The process included changes in maintenance agreements and service providers.

Processing, network, and bank card expense increased $87,000, or 10.4%, to $927,000 for the quarter ended June 30, 2017 compared to $840,000 for the quarter ended June 30, 2016, and increased $361,000, or 22.4%, to $2.0 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016. The increase for both periods was primarily due to a corporate wide network upgrade and changes in processing service providers.

FDIC insurance assessment decreased $73,000, or 38.8%, to $115,000 for the quarter ended June 30, 2017 compared to $188,000 for the quarter ended June 30, 2016, and decreased $148,000, or 40.7%, to $216,000 for the six months ended June 30, 2017 compared to $364,000 for the six months ended June 30, 2016. In February 2011, the FDIC adopted a rule that requires large institutions to bear the burden of raising the reserve ratio form 1.15% to 1.35% in accordance with the Dodd-Frank Act. The quarter after the reserve ratio reached 1.15%, lower assessment rates, surcharges, and new pricing for small institutions under $10 billion became effective July 1, 2016 and appeared on the December 31, 2016 invoicing. Once the reserve ratio reaches 1.38%, small institutions, such as Hawthorn, will receive credits to offset their contribution to raising the reserve ratio to 1.35%.

Real estate foreclosure expense, net increased $184,000, or 438.1%, to $226,000 for the quarter ended June 30, 2017 compared to $42,000 for the quarter ended June 30, 2016, and increased $70,000, or 38.3%, to $253,000 for the six months ended June 30, 2017 compared to $183,000 for the six months ended June 30, 2016. Net losses (gains) recognized on other real estate owned were $190,000 for the quarter ended June 30, 2017 compared to $(26,000) for the quarter ended June 30, 2016, and $171,000 for the six months ended June 30, 2017 compared to $(47,000) for the six months ended June 30, 2016. Expenses to maintain foreclosed properties were $36,000 for the quarter ended June 30, 2017 compared to $68,000 for the quarter ended June 30, 2016, and $82,000 for the six months ended June 30, 2017 compared to $230,000 for the six months ended June 30, 2016. The decrease in expenses period over period was primarily due to sales of foreclosed assets.

Other non-interest expense decreased $106,000, or 10.5%, to $899,000 for the quarter ended June 30, 2017 compared to $1.0 million for the quarter ended June 30, 2016, and decreased $170,000, or 9.3%, to $1.7 million for the six months ended June 30, 2017 compared to $1.8 million for the six months ended June 30, 2016. The decrease in both periods was primarily due to a decrease in debit card charge offs due to fraudulent transactions in 2016, a decrease in directors fees, donations, employee training, education, and travel expenses, partially offset by a net loss on the sale of two branch buildings that were in other assets held for sale.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.9% for the quarter ended June 30, 2017 compared to 34.1% for the quarter ended June 30, 2016. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 34.1% for the six months ended June 30, 2017 compared to 33.2% for the six months ended June 30, 2016. The increase in the tax rate for the six months ended June 30, 2017 in comparison to the six months ended June 30, 2016 is primarily due to an immaterial return to provision adjustment made in the first quarter of 2016.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 74.1% of total assets as of June 30, 2017 compared to 74.9% as of December 31, 2016.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Commercial, financial, and agricultural	$187,251	$182,881
Real estate construction - residential	20,037	18,907
Real estate construction - commercial	78,257	55,653
Real estate mortgage - residential	255,426	259,900
Real estate mortgage - commercial	461,062	426,470
Installment loans to individuals	32,987	30,218
Total loans	$1,035,020	$974,029
Percent of categories to total loans:
Commercial, financial, and agricultural	18.1%	18.8%
Real estate construction - residential	1.9	1.9
Real estate construction - commercial	7.6	5.7
Real estate mortgage - residential	24.7	26.7
Real estate mortgage - commercial	44.5	43.8
Installment loans to individuals	3.2	3.1
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three and six months ended June 30, 2017, the Company sold approximately $9.4 million and $16.2 million of loans to investors, respectively, compared to $10.1 million and $17.5 million for the three and six months ended June 30, 2016, respectively. At June 30, 2017, the Company was servicing approximately $289.8 million of loans sold to the secondary market compared to $294.4 million at December 31, 2016, and $304.7 million at June 30, 2016.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2017	2016
Nonaccrual loans:
Commercial, financial, and agricultural	$1,123	$982
Real estate construction - commercial	48	50
Real estate mortgage - residential	2,252	1,888
Real estate mortgage - commercial	959	420
Installment and other consumer	52	89
Total	$4,434	$3,429
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage - residential	$252	$54
Installment and other consumer	37	11
Total	$289	$65
Performing troubled debt restructurings	5,286	5,715
Total nonperforming loans	10,009	9,209
Other real estate owned and repossessed assets	13,356	14,162
Total nonperforming assets	$23,365	$23,371

Loans	$1,035,020	$974,029
Allowance for loan losses to loans	1.02%	1.01%
Nonperforming loans to loans	0.97%	0.95%
Allowance for loan losses to nonperforming loans	105.36%	107.35%
Allowance for loan losses to nonperforming loans, excluding performing TDR's	223.27%	282.94%
Nonperforming assets to loans, other real estate owned and repossessed assets	2.23%	2.37%

Total nonperforming assets totaled $23.4 million at June 30, 2017 compared to $23.4 million at December 31, 2016. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $10.0 million, or 0.97%, of total loans at June 30, 2017 compared to $9.2 million, or 0.95%, of total loans at December 31, 2016. Non-accrual loans included $992,000 and $619,000 of loans classified as TDRs at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, approximately $5.4 million and $4.0 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2017 and December 31, 2016, respectively.

Total non-accrual loans at June 30, 2017 increased $1.0 million to $4.4 million compared to $3.4 million at December 31, 2016. This increase primarily consisted of a $903,000 increase in real estate mortgage - commercial loans and real estate mortgage - residential loans, and a $141,000 increase in commercial, financial, and agricultural loans, partially offset by a $37,000 decrease in installment loans.

Loans past due 90 days and still accruing interest at June 30, 2017, were $289,000 compared to $65,000 at December 31, 2016. Other real estate and repossessed assets at June 30, 2017 were $13.4 million compared to $14.2 million at December 31, 2016. During the six months ended June 30, 2017, $155,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $1.6 million during the six months ended June 30, 2016.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2017			December 31, 2016
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	8	$664	$29	8	$635	$11
Real estate mortgage - residential	9	3,535	124	8	3,582	99
Real estate mortgage - commercial	2	1,087	119	3	1,498	123
Total performing TDRs	19	$5,286	$272	19	$5,715	$233
Nonperforming TDRs
Commercial, financial and agricultural	1	$65	$-	-	$-	$-
Real estate mortgage - residential	5	327	56	6	430	58
Real estate mortgage - commercial	4	600	122	2	189	119
Total nonperforming TDRs	10	$992	$178	8	$619	$177
Total TDRs	29	$6,278	$450	27	$6,334	$410

At June 30, 2017, loans classified as TDRs totaled $6.3 million, with $450,000 of specific reserves, of which $992,000 were classified as nonperforming TDRs and $5.3 million were classified as performing TDRs. This compared to $6.3 million of loans classified as TDRs, with $410,000 of specific reserves, of which $619,000 were classified as nonperforming TDRs and $5.7 million were classified as performing TDRs at December 31, 2016. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2016 to June 30, 2017 was primarily due to $232,000 of payments received partially offset by two new TDR’s totaling $187,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2017	2016
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,578	$2,753
Real estate construction - residential	70	108
Real estate construction - commercial	615	413
Real estate mortgage - residential	1,854	2,385
Real estate mortgage - commercial	4,882	3,793
Installment and other consumer	376	274
Unallocated	170	160
Total	$10,545	$9,886

The allowance for loan losses (ALL) was $10.5 million, or 1.02%, of loans outstanding at June 30, 2017 compared to $9.9 million, or 1.01%, of loans outstanding at December 31, 2016, and $9.4 million, or 1.02%, of loans outstanding at June 30, 2016. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDR’s, was 223.27% at June 30, 2017, compared to 282.94% at December 31, 2016.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2017	2016
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,125	$1,080
Collectively evaluated for impairment - general reserves	9,420	8,806
Total	$10,545	$9,886

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2017, $1.1 million of the Company’s ALL was allocated to impaired loans totaling approximately $9.7 million compared to $1.1 million of the Company’s ALL allocated to impaired loans totaling approximately $9.1 million at December 31, 2016. Management determined that $1.7 million, or 18%, of total impaired loans required no reserve allocation at June 30, 2017 compared to $2.1 million, or 23%, at December 31, 2016 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

Provision

A $330,000 and $680,000 provision was required for the three and six months ended June 30, 2017, respectively, compared to a $425,000 and $675,000 provision for the three and six months ended June 30, 2016, respectively. The Company is using an eighteen quarter look-back period compared to fourteen quarters, as discussed above.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Analysis of allowance for loan losses:
Balance beginning of period	$10,262	$8,631	$9,886	$8,604
Charge-offs:
Commercial, financial, and agricultural	32	36	60	138
Real estate construction - commercial	-	-	-	1
Real estate mortgage - residential	62	175	81	381
Real estate mortgage - commercial	2	28	16	111
Installment and other consumer	60	67	111	123
Total charge-offs	156	306	268	754
Recoveries:
Commercial, financial, and agricultural	$24	$80	$42	$177
Real estate construction - residential	25	-	75	-
Real estate construction - commercial	-	491	-	502
Real estate mortgage - residential	21	9	57	17
Real estate mortgage - commercial	14	31	21	92
Installment and other consumer	25	31	52	79
Total recoveries	109	642	247	867
Net charge-offs (recoveries)	47	(336)	21	(113)
Provision for loan losses	330	425	680	675
Balance end of period	$10,545	$9,392	$10,545	$9,392

Net Loan Charge-offs (Recoveries)

The Company’s net loan charge-offs were $47,000, or 0.00%, of average loans for the three months ended June 30, 2017, compared to net loan recoveries of $336,000, or (0.04)%, of average loans for the three months ended June 30, 2016. The decrease in charge-offs quarter over quarter primarily related to a decrease in real estate mortgage residential and commercial loans. The decrease in recoveries quarter over quarter was primarily due to a significant recovery in one real estate construction loan relationship during the quarter ended June 30, 2016.

The Company’s net loan charge-offs were $21,000, or 0.00%, of average loans for the six months ended June 30, 2017, compared to net loan recoveries of $113,000, or (0.01)%, of average loans for the six months ended June 30, 2016. The decrease in charge-offs year over year primarily related to a decrease in commercial, financial, and agricultural loans, and a decrease in real estate mortgage residential and commercial loans. The decrease in recoveries year over year was primarily due to a significant recovery in one commercial loan relationship and a recovery in one real estate construction loan relationship during the six months ended June 30, 2016.

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

	June 30,	December 31,
(In thousands)	2017	2016
Federal funds sold and other overnight interest-bearing deposits	$40,552	$1,406
Available-for-sale investment securities	216,353	214,512
Total	$256,905	$215,918

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $216.4 million at June 30, 2017 and included an unrealized net loss of $1.7 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $37.5 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2017 and December 31, 2016, the Company’s unpledged securities in the available for sale portfolio totaled approximately $61.3 million and $46.9 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$10,329	$9,211
Federal funds purchased and securities sold under agreements to repurchase	42,971	43,054
Other deposits	101,774	115,330
Total pledged, at fair value	$155,074	$167,595

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2017, such deposits totaled $979.0 million and represented 90.4% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $250,000 and over totaled $103.6 million at June 30, 2017. These accounts are normally considered more volatile and higher costing representing 9.6% of total deposits at June 30, 2017.

Core deposits at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Core deposit base:
Non-interest bearing demand	$279,634	$235,975
Interest checking	207,521	177,414
Savings and money market	290,110	276,295
Other time deposits	201,777	206,088
Total	$979,042	$895,772

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2017, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $18.4 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2017. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2017, there was $29.1 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2017.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2017, the Bank had $115.4 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$29,118	$31,015
Federal Home Loan Bank advances	115,363	92,900
Subordinated notes	49,486	49,486
Other borrowings	-	492
Total	$193,967	$173,893

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

	June 30,				December 31,
	2017				2016
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$317,288	$10,105	$48,305	$375,698	$314,602	$9,015	$49,020	$372,637
Letters of credit	(53,000)	0	0	(53,000)	0	0	0	0
Advances outstanding	(115,363)	0	0	(115,363)	(92,900)	0	(992)	(93,892)
Total available	$148,925	$10,105	$48,305	$207,335	$221,702	$9,015	$48,028	$278,745

At June 30, 2017, loans of $496.0 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2017, investments totaling $21.1 million were pledged to secure federal funds purchased lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $61.3 million at June 30, 2017 compared to $27.0 million at December 31, 2016. The $34.3 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2017. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $5.9 million for the six months ended June 30, 2017.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $62.9 million. The cash outflow primarily consisted of a $60.6 million increase in loans and $21.9 million purchases of investment securities, partially offset by $20.7 million from maturities and calls of investment securities.

Financing activities provided cash of $91.3 million, resulting primarily from a $43.7 million increase in demand deposits, a $48.9 million increase in interest bearing transaction accounts, and a $22.5 million net increase in FHLB advances, partially offset by a $20.6 million decrease in time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2017.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $281.7 million in unused loan commitments and standby letters of credit as of June 30, 2017. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $674,000 and $542,000 for the six months ended June 30, 2017 and 2016, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank did not declare or pay dividends to the Company during the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, the Company had cash and cash equivalents totaling $2.3 million and $3.9 million, respectively.

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

Under the Basel III requirements, at June 30, 2017 and December 31, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2017
Total Capital (to risk-weighted assets):
Company	$156,726	13.47%	$93,068	8.00%	$	N.A.	N.A.	%
Bank	154,226	13.31	92,728	8.00		115,906	10.00
Tier I Capital (to risk-weighted assets):
Company	$130,349	11.20%	$69,801	6.00%	$	N.A.	N.A.	%
Bank	143,521	12.38	69,544	6.00		92,725	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$98,021	8.43%	$52,351	4.50%	$	N.A.	N.A.	%
Bank	143,521	12.38	52,158	4.50		75,339	6.50
Tier I Capital (to adjusted average assets):
Company	$130,349	9.77%	$53,356	4.00%	$	N.A.	N.A.	%
Bank	143,521	10.79	53,198	4.00		66,498	5.00

(in thousands)
December 31, 2016
Total Capital (to risk-weighted assets):
Company	$152,864	13.88%	$88,125	8.00%		N.A.	N.A.	%
Bank	148,304	13.51	87,810	8.00		$109,763	10.00
Tier I Capital (to risk-weighted assets):
Company	$125,779	11.42%	$66,093	6.00%		N.A.	N.A.	%
Bank	138,258	12.60	65,858	6.00		$87,810	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$94,818	8.61%	$49,570	4.50%	$	N.A.	N.A.	%
Bank	138,258	12.60	49,393	4.50		71,346	6.50
Tier I capital (to adjusted average assets):
Company	$125,779	9.87%	$50,998	4.00%	$	N.A.	N.A.	%
Bank	138,258	10.88	50,810	4.00		63,513	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended June 30, 2017, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2017. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$37,465	$41,240	$44,969	$30,347	$18,767	$43,565	$216,353
Federal funds sold and other over-night interest-bearing deposits	40,552	-	-	-	-	-	40,552
Other investments and securities, at cost	7,798	-	3,000	-	-	-	10,798
Loans	368,407	166,142	156,756	125,208	116,554	101,953	1,035,020
Total	$454,222	$207,382	$204,725	$155,555	$135,321	$145,518	$1,302,723

LIABILITIES
Savings, interest checking, and money market deposits	$296,949	$-	$220,729	$-	$-	$-	$517,678
Time deposits	186,638	49,041	23,036	6,868	19,792	-	285,375
Federal funds purchased and securities sold under agreements to repurchase	29,118	-	-	-	-	-	29,118
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	41,124	32,000	30,461	7,000	4,778	-	115,363
Total	$603,315	$81,041	$274,226	$13,868	$24,570	$-	$997,020
Interest-sensitivity GAP
Periodic GAP	$(149,093)	$126,341	$(69,501)	$141,687	$110,751	$145,518	$305,703
Cumulative GAP	$(149,093)	$(22,752)	$(92,253)	$49,434	$160,185	$305,703	$305,703

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.75	2.56	0.75	11.22	5.51	NM	1.31
Cumulative GAP	0.75	0.97	0.90	1.05	1.16	1.31	1.31

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended June 30, 2017.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2017.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The FASB continues to issue additional ASU’s clarifying the revenue recognition guidance for certain implementation issues. Under the ASU 2014-09 and related amendments, the guidance is effective for periods beginning January 1, 2018 and must be applied retroactively, whether through a full restatement of prior periods or a cumulative adjustment upon adoption of the ASU. The Company is currently evaluating certain non-interest income financial statement line items that contain revenue streams that are in the scope of this update such as service charges and fees, trust department revenue, bank card revenue, and real-estate sales, and expects to adopt the ASU in the first quarter of 2018. Based on preliminary analysis, the Company does not expect the adoption of this ASU to have a significant impact on the Company’s consolidated financial statements; however, the review is ongoing. The Company will continue to evaluate the impact of this accounting guidance, including any additional guidance issued, during the completion of this internal assessment.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements.

Leases In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company continues to evaluate the provision of the new lease standard, but due to the small number of lease agreements, the impact of the adoption is not expected to have a significant effect on the Company's consolidated financial statements.

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

Callable Debt Securities The FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities in March 2017. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the provisions of ASU 2017-08 to determine the potential impact the new standard will have on the Company’s Consolidated Financial Statements.

Stock Compensation The FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting in May 2017. Under the new guidance an entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Modification is currently defined as "a change in any of the terms or conditions of a share-based payment award." The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with Topic 718. The amendments will be effective for interim and annual reporting periods beginning after December 15, 2017. The ASU is not expected to have a significant effect on the Company’s Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended June 30, 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
April 1-30, 2017	1,461	$18.13	1,461	$1,292,466
May 1-31, 2017	-	$-	-	$1,292,466
June 1-30, 2017	1,854	$20.56	1,854	$1,254,354
Total	3,315	$18.13	3,315	$1,254,354

* On August 6, 2015, the Company announced that its Board of Directors authorized the purchase, through open market transactions, of up to $2,000,000 market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).
https://www.sec.gov/Archives/edgar/data/893847/000129993307004833/exhibit1.htm

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).
https://www.sec.gov/Archives/edgar/data/893847/000129993309002491/exhibit1.htm

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s current report on Form 8-K/A on June 23, 2017 and incorporated herein by reference).
https://www.sec.gov/Archives/edgar/data/893847/000141588917001027/ex4-06232017_100639.htm

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner
August 14, 2017	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps
August 14, 2017	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2017 Form 10-Q

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference). https://www.sec.gov/Archives/edgar/data/893847/000129993307004833/exhibit1.htm

3.2

Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/893847/000129993309002491/exhibit1.htm

4.1

Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s current report on Form 8-K/A on June 23, 2017 and incorporated herein by reference).

https://www.sec.gov/Archives/edgar/data/893847/000141588917001027/ex4-06232017_100639.htm

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