Form 10-Q
period 2017-09-30
HAWTHORN BANCSHARES, INC.
filed 2017-11-09
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to______________

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

☐ Yes    ☒ No

As of November 07, 2017, the registrant had 5,800,688 shares of common stock, par value $1.00 per share, outstanding.

Part I - Financial Information
Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$19,200	$25,589
Federal funds sold and other overnight interest-bearing deposits	41,227	1,406
Cash and cash equivalents	60,427	26,995
Investment in available-for-sale securities, at fair value	212,650	214,512
Other investments and securities, at cost	9,760	9,796
Total investment securities	222,410	224,308
Loans	1,045,047	974,029
Allowances for loan losses	(11,000)	(9,886)
Net loans	1,034,047	964,143
Premises and equipment - net	34,996	35,522
Mortgage servicing rights	2,688	2,584
Other real estate and repossessed assets - net	13,177	14,162
Accrued interest receivable	4,879	5,183
Cash surrender value - life insurance	2,464	2,409
Other assets	11,444	11,742
Total assets	$1,386,532	$1,287,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$259,457	$235,975
Savings, interest checking and money market	539,575	468,731
Time deposits $250,000 and over	68,605	73,523
Other time deposits	240,323	232,437
Total deposits	1,107,960	1,010,666
Federal funds purchased and securities sold under agreements to repurchase	32,555	31,015
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	89,408	93,392
Accrued interest payable	486	498
Other liabilities	10,565	10,974
Total liabilities	1,290,460	1,196,031
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,046,907 and 5,822,357 shares, respectively	6,047	5,822
Surplus	45,441	41,498
Retained earnings	52,155	51,671
Accumulated other comprehensive loss, net of tax	(2,775)	(3,801)
Treasury stock; 236,465 and 205,750 shares, at cost	(4,796)	(4,173)
Total stockholders’ equity	96,072	91,017
Total liabilities and stockholders’ equity	$1,386,532	$1,287,048

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$11,856	$10,634	$34,577	$30,929
Interest on investment securities:
Taxable	726	754	2,217	2,523
Nontaxable	169	119	494	381
Federal funds sold and other overnight interest-bearing deposits	84	19	144	69
Dividends on other securities	101	80	285	231
Total interest income	12,936	11,606	37,717	34,133
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	682	291	1,546	874
Time deposit accounts $250,000 and over	119	107	309	235
Other time deposits	463	391	1,252	1,180
Interest on federal funds purchased and securities sold under agreements to repurchase	29	13	78	51
Interest on subordinated notes	450	375	1,290	1,095
Interest on Federal Home Loan Bank advances	440	282	1,182	732
Total interest expense	2,183	1,459	5,657	4,167
Net interest income	10,753	10,147	32,060	29,966
Provision for loan losses	555	300	1,235	975
Net interest income after provision for loan losses	10,198	9,847	30,825	28,991
NON-INTEREST INCOME
Service charges and other fees	878	882	2,565	2,544
Bank card income and fees	664	593	1,941	1,875
Trust department income	288	216	828	699
Real estate servicing fees, net	70	(4)	557	(36)
Gain on sale of mortgage loans, net	225	266	599	653
Gain on sale of investment securities	0	111	0	602
Other	56	61	197	185
Total non-interest income	2,181	2,125	6,687	6,522
NON-INTEREST EXPENSE
Salaries and employee benefits	5,515	5,063	16,321	15,718
Occupancy expense, net	719	730	2,027	2,037
Furniture and equipment expense	764	438	1,996	1,288
Processing, network, and bank card expense	831	878	2,803	2,490
Legal, examination, and professional fees	331	277	928	939
FDIC insurance assessment	106	196	322	560
Advertising and promotion	342	283	845	734
Postage, printing, and supplies	234	244	729	771
Real estate foreclosure expense, net	78	49	330	232
Other	846	927	2,502	2,753
Total non-interest expense	9,766	9,085	28,803	27,522
Income before income taxes	2,613	2,887	8,709	7,991
Income tax expense	847	1,003	2,923	2,697
Net income	1,766	1,884	5,786	5,294
Basic earnings per share	$0.30	$0.32	$0.99	$0.90
Diluted earnings per share	$0.30	$0.32	$0.99	$0.90

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Net income	$1,766	$1,884	$5,786	$5,294
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	84	(294)	984	1,788
Adjustment for gain on sale of investment securities, net of tax	0	(69)	0	(373)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	15	12	42	36
Total other comprehensive income (loss)	99	(351)	1,026	1,451
Total comprehensive income	$1,865	$1,533	$6,812	$6,745

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2015	$5,605	$38,549	$48,700	$(2,018)	$(3,550)	$87,286
Net income	0	0	5,294	0	0	5,294
Other comprehensive income	0	0	0	1,451	0	1,451
Stock based compensation expense	0	16	0	0	0	16
Purchase of treasury stock	0	0	0	0	(435)	(435)
Stock dividend	217	2,932	(3,149)	0	0	0
Cash dividends declared, common stock	0	0	(824)	0	0	(824)
Balance, September 30, 2016	$5,822	$41,497	$50,021	$(567)	$(3,985)	$92,788

Balance, December 31, 2016	$5,822	$41,498	$51,671	$(3,801)	$(4,173)	$91,017
Net income	0	0	5,786	0	0	5,786
Other comprehensive income	0	0	0	1,026	0	1,026
Stock based compensation expense	0	3	0	0	0	3
Purchase of treasury stock	0	0	0	0	(623)	(623)
Stock dividend	225	3,940	(4,165)	0	0	0
Cash dividends declared, common stock	0	0	(1,137)	0	0	(1,137)
Balance, September 30, 2017	$6,047	$45,441	$52,155	$(2,775)	$(4,796)	$96,072

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$5,786	$5,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,235	975
Depreciation expense	1,399	1,432
Net amortization of investment securities, premiums, and discounts	1,257	1,418
Stock based compensation expense	3	16
Change in fair value of mortgage servicing rights	72	690
Gain on sale of investment securities	0	(602)
Loss (gain) on sales and dispositions of premises and equipment	123	(9)
Gain on sales and dispositions of other real estate and repossessed assets	(42)	(215)
Provision for other real estate owned	243	176
Decrease in accrued interest receivable	304	229
Increase in cash surrender value - life insurance	(55)	(48)
Increase in other assets	(269)	(135)
(Decrease) increase in accrued interest payable	(12)	26
Decrease in other liabilities	(479)	(243)
Origination of mortgage loans for sale	(26,446)	(27,849)
Proceeds from the sale of mortgage loans	26,261	28,769
Gain on sale of mortgage loans, net	(599)	(653)
Other, net	(162)	(155)
Net cash provided by operating activities	8,619	9,116
Cash flows from investing activities:
Net increase in loans	(70,572)	(85,087)
Purchase of available-for-sale debt securities	(32,330)	(102,000)
Proceeds from maturities of available-for-sale debt securities	24,192	42,441
Proceeds from calls of available-for-sale debt securities	7,675	13,535
Proceeds from sales of available-for-sale debt securities	2,656	60,720
Proceeds from sales of FHLB stock	1,239	0
Purchases of FHLB stock	(1,203)	(1,203)
Purchases of premises and equipment	(1,017)	(881)
Proceeds from sales of premises and equipment	12	9
Proceeds from sales of other real estate and foreclosed assets	1,001	3,613
Net cash used in investing activities	(68,347)	(68,853)
Cash flows from financing activities:
Net increase in demand deposits	23,482	21,952
Net increase in interest-bearing transaction accounts	70,844	36,865
Net increase in time deposits	2,968	12,017
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,048	(28,330)
Repayment of FHLB advances and other borrowings	(183,132)	(16,000)
FHLB advances	179,640	45,000
Purchase of treasury stock	(623)	(435)
Cash dividends paid - common stock	(1,067)	(815)
Net cash provided by financing activities	93,160	70,254
Net increase in cash and cash equivalents	33,432	10,517
Cash and cash equivalents, beginning of period	26,995	28,377
Cash and cash equivalents, end of period	$60,427	$38,894

See accompanying notes to the consolidated financial statements (unaudited).

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(In thousands)	2017	2016

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,669	$4,141
Income taxes	$2,940	$2,705
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$217	$2,020

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
(in thousands)	2017	2016
Commercial, financial, and agricultural	$184,868	$182,881
Real estate construction - residential	22,723	18,907
Real estate construction - commercial	91,102	55,653
Real estate mortgage - residential	250,736	259,900
Real estate mortgage - commercial	461,988	426,470
Installment and other consumer	33,630	30,218
Total loans	$1,045,047	$974,029

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At September 30, 2017, $490.8 million of loans were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended September 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,578	$70	$615	$1,854	$4,882	$376	$170	$10,545
Additions:
Provision for loan losses	853	64	91	100	(426)	32	(159)	555
Deductions:
Loans charged off	37	0	0	68	4	56	0	165
Less recoveries on loans	(12)	(12)	0	(11)	(5)	(25)	0	(65)
Net loan charge-offs (recoveries)	25	(12)	0	57	(1)	31	0	100
Balance at end of period	$3,406	$146	$706	$1,897	$4,457	$377	$11	$11,000

	Nine Months Ended September 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,753	$108	$413	$2,385	$3,793	274	$160	$9,886
Additions:
Provision for loan losses	695	(49)	293	(407)	658	194	(149)	1,235
Deductions:
Loans charged off	97	0	0	149	20	167	0	433
Less recoveries on loans	(55)	(87)	0	(68)	(26)	(76)	0	(312)
Net loan charge-offs (recoveries)	42	(87)	0	81	(6)	91	0	121
Balance at end of period	$3,406	$146	$706	$1,897	$4,457	$377	$11	$11,000

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

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at September 30, 2017 and December 31, 2016, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
September 30, 2017
Allowance for loan losses:
Individually evaluated for impairment	$929	$0	$0	$528	$258	$23	$0	$1,738
Collectively evaluated for impairment	2,477	146	706	1,369	4,199	354	11	9,262
Total	$3,406	$146	$706	$1,897	$4,457	$377	$11	$11,000
Loans outstanding:
Individually evaluated for impairment	$3,522	$0	$0	$5,173	$2,023	$168	$0	$10,886
Collectively evaluated for impairment	181,346	22,723	91,102	245,563	459,965	33,462	0	1,034,161
Total	$184,868	$22,723	$91,102	$250,736	$461,988	$33,630	$0	$1,045,047

December 31, 2016
Allowance for loan losses:
Individually evaluated for impairment	$469	$0	$7	$319	$277	$8	$0	$1,080
Collectively evaluated for impairment	2,284	108	406	2,066	3,516	266	160	8,806
Total	$2,753	$108	$413	$2,385	$3,793	$274	$160	$9,886
Loans outstanding:
Individually evaluated for impairment	$1,617	$0	$49	$5,471	$1,918	$89	$0	$9,144
Collectively evaluated for impairment	181,264	18,907	55,604	254,429	424,552	30,129	0	964,885
Total	$182,881	$18,907	$55,653	$259,900	$426,470	$30,218	$0	$974,029

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $10.9 million and $9.1 million at September 30, 2017 and December 31, 2016, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2017 and December 31, 2016, $7.1 million and $4.5 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2017, $1.7 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $10.9 million compared to $1.1 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $9.1 million at December 31, 2016. Management determined that $2.8 million, or 26%, of total impaired loans required no reserve allocation at September 30, 2017 compared to $2.1 million, or 23%, at December 31, 2016 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The categories of impaired loans at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
(in thousands)	2017	2016
Non-accrual loans	$6,210	$3,429
Performing TDRs	4,676	5,715
Total impaired loans	$10,886	$9,144

The following tables provide additional information about impaired loans at September 30, 2017 and December 31, 2016, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2017
With no related allowance recorded:
Commercial, financial and agricultural	$1,442	$1,473	$0
Real estate - residential	1,024	1,049	0
Real estate - commercial	366	529	0
Total	$2,832	$3,051	$0
With an allowance recorded:
Commercial, financial and agricultural	$2,080	$2,288	$929
Real estate - residential	4,149	4,220	528
Real estate - commercial	1,657	1,887	258
Installment and other consumer	168	185	23
Total	$8,054	$8,580	$1,738
Total impaired loans	$10,886	$11,631	$1,738

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2016
With no related allowance recorded:
Commercial, financial and agricultural	$564	$706	$0
Real estate - residential	1,550	1,557	0
Total	$2,114	$2,263	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,053	$1,078	$469
Real estate - construction commercial	49	56	7
Real estate - residential	3,921	3,990	319
Real estate - commercial	1,918	1,988	277
Installment and other consumer	89	116	8
Total	$7,030	$7,228	$1,080
Total impaired loans	$9,144	$9,491	$1,080

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$481	$0	$460	$-9	$478	$0	$491	$18
Real estate - residential	341	0	2,050	27	1,412	0	1,640	63
Real estate - commercial	77	3	1,167	17	221	9	1,769	17
Installment and other consumer	0	0	0	0	22	0	0	0
Total	$899	$3	$3,677	$35	$2,133	$9	$3,900	$98
With an allowance recorded:
Commercial, financial and agricultural	$694	$8	$1,398	$-13	$1,667	$24	$924	$9
Real estate - construction commercial	0	0	51	0	37	0	64	0
Real estate - residential	1,383	33	2,992	20	4,090	121	3,741	78
Real estate - commercial	597	17	811	14	1,772	46	717	61
Installment and other consumer	56	0	118	-1	70	0	123	0
Total	$2,730	$58	$5,370	$20	$7,636	$191	$5,569	$148
Total impaired loans	$3,629	$61	$9,047	$55	$9,769	$200	$9,469	$246

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $61,000 and $200,000, for the three months and nine months ended September 30, 2017, respectively, compared to $55,000 and $246,000 for the three and nine months ended September 30, 2016, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable. In general, loans are placed on non-accrual when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally nine months.

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2017 and December 31, 2016.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2017
Commercial, Financial, and Agricultural	$181,781	$82	$0	$3,005	$184,868
Real Estate Construction - Residential	22,723	0	0	0	22,723
Real Estate Construction - Commercial	91,005	97	0	0	91,102
Real Estate Mortgage - Residential	247,462	1,063	117	2,094	250,736
Real Estate Mortgage - Commercial	460,339	706	0	943	461,988
Installment and Other Consumer	33,224	177	61	168	33,630
Total	$1,036,534	$2,125	$178	$6,210	$1,045,047
December 31, 2016
Commercial, Financial, and Agricultural	$181,609	$290	$0	$982	$182,881
Real Estate Construction - Residential	18,681	226	0	0	18,907
Real Estate Construction - Commercial	55,603	0	0	50	55,653
Real Estate Mortgage - Residential	254,758	3,200	54	1,888	259,900
Real Estate Mortgage - Commercial	425,260	790	0	420	426,470
Installment and Other Consumer	29,920	198	11	89	30,218
Total	$965,831	$4,704	$65	$3,429	$974,029

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

The following table presents the risk categories by class at September 30, 2017 and December 31, 2016.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Total
At September 30, 2017
Watch	$9,830	$1,236	$1,281	$10,330	$48,773	$0	$71,450
Substandard	900	462	97	2,296	728	20	4,503
Performing TDRs	517	0	0	3,080	1,079	0	4,676
Non-accrual	3,005	0	0	2,094	943	168	6,210
Total	$14,252	$1,698	$1,378	$17,800	$51,523	$188	$86,839
At December 31, 2016
Watch	$10,295	$665	$1,113	$16,577	$44,611	$0	$73,261
Substandard	798	640	0	2,159	426	24	4,047
Performing TDRs	635	0	0	3,582	1,498	0	5,715
Non-accrual	982	0	50	1,888	420	89	3,429
Total	$12,710	$1,305	$1,163	$24,206	$46,955	$113	$86,452

Troubled Debt Restructurings

At September 30, 2017, loans classified as TDRs totaled $5.7 million, of which $1.0 million were classified as nonperforming TDRs and included in non-accrual loans and $4.7 million were classified as performing TDRs. At December 31, 2016, loans classified as TDRs totaled $6.3 million, of which $619,000 were classified as nonperforming TDRs and included in non-accrual loans and $5.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $531,000 and $410,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2017 and December 31, 2016, respectively.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended September 30,
	2017			2016
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	2	$32	$32
Real estate mortgage - residential	1	14	14	4	298	296
Total	1	$14	$14	6	$330	$328

	Nine Months Ended September 30,
	2017			2016
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	1	$131	$130	2	$32	$32
Real estate mortgage - residential	1	14	14	5	376	374
Real estate mortgage - commercial	1	56	52	0	0	0
Total	3	$201	$196	7	$408	$406

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There was one loan and three loans meeting the TDR criteria during the three and nine months ended September 30, 2017, respectively, compared to six loans and seven loans during the three and nine months ended September 30, 2016, respectively.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during the three months ended September 30, 2017 and 2016, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

(3)	Other Real Estate and Repossessed Assets

	September 30,	December 31,
(in thousands)	2017	2016
Commercial	$727	$809
Real estate construction - commercial	12,380	12,380
Real estate mortgage - residential	363	647
Real estate mortgage - commercial	2,909	3,439
Repossessed assets	0	16
Total	$16,379	$17,291
Less valuation allowance for other real estate owned	(3,202)	(3,129)
Total other real estate and repossessed assets	$13,177	$14,162

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$16,530	$18,462	$17,291	$19,225
Additions	62	386	217	2,020
Proceeds from sales	(217)	(1,214)	(1,001)	(3,613)
Charge-offs against the valuation allowance for other real estate owned, net	0	(48)	(170)	(149)
Net gain on sales	4	112	42	215
Total other real estate and repossessed assets	$16,379	$17,698	$16,379	$17,698
Less valuation allowance for other real estate owned	(3,202)	(3,260)	(3,202)	(3,260)
Balance at end of period	$13,177	$14,438	$13,177	$14,438

At September 30, 2017 $101,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $162,000 at December 31, 2016.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$3,174	$3,208	$3,129	$3,233
Provision for other real estate owned	28	100	243	176
Charge-offs	0	(48)	(170)	(149)
Balance, end of period	$3,202	$3,260	$3,202	$3,260

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2017 and December 31, 2016 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2017
U.S. government and federal agency obligations	$12,653	$0	$(180)	$12,473
Government sponsored enterprises	32,854	0	(235)	32,619
Obligations of states and political subdivisions	47,730	246	(250)	47,726
Mortgage-backed securities:
Residential - government agencies	119,961	140	(1,265)	118,836
Commercial - government agencies	987	9	0	996
Total mortgage-backed securities	120,948	149	(1,265)	119,832
Total available-for-sale securities	$214,185	$395	$(1,930)	$212,650

December 31, 2016
U.S. government and federal agency obligations	$13,667	$0	$(303)	$13,364
Government sponsored enterprises	32,786	2	(329)	32,459
Obligations of states and political subdivisions	42,666	123	(757)	42,032
Mortgage-backed securities:
Residential - government agencies	127,527	124	(1,995)	125,656
Commercial - government agencies	989	12	0	1,001
Total mortgage-backed securities	128,516	136	(1,995)	126,657
Total available-for-sale securities	$217,635	$261	$(3,384)	$214,512

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

Notes to the Consolidated Financial Statements

(Unaudited)

Other Investments and securities primarily consist of Federal Home Loan Bank stock, subordinated debt equity securities, and the Company’s interest in statutory trusts. These securities are reported at cost in other assets in the amount of $9.8 million as of both September 30, 2017 and December 31, 2016, respectively.

Debt securities with carrying values aggregating approximately $173.1 million and $167.6 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2017, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$6,864	$6,858
Due after one year through five years	56,996	56,846
Due after five years through ten years	25,307	25,081
Due after ten years	4,070	4,033
Total	93,237	92,818
Mortgage-backed securities	120,948	119,832
Total available-for-sale securities	$214,185	$212,650

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2017
U.S. government and federal agency obligations	$486	$0	$11,987	$(180)	$12,473	$(180)
Government sponsored enterprises	16,278	(69)	16,041	(166)	32,319	(235)
Obligations of states and political subdivisions	10,820	(35)	12,535	(215)	23,355	(250)
Mortgage-backed securities:
Residential - government agencies	48,651	(341)	51,735	(924)	100,386	(1,265)
Total	$76,235	$(445)	$92,298	$(1,485)	$168,533	$(1,930)

(in thousands)
At December 31, 2016
U.S. government and federal agency obligations	$13,365	$(303)	$0	$0	$13,365	$(303)
Government sponsored enterprises	29,432	(329)	0	0	29,432	(329)
Obligations of states and political subdivisions	32,318	(757)	0	0	32,318	(757)
Mortgage-backed securities:
Residential - government agencies	109,772	(1,848)	3,742	(147)	113,514	(1,995)
Total	$184,887	$(3,237)	$3,742	$(147)	$188,629	$(3,384)

The total available for sale portfolio consisted of approximately 329 securities at September 30, 2017. The portfolio included 204 securities having an aggregate fair value of $168.5 million that were in a loss position at September 30, 2017. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $92.3 million at fair value. The $1.9 million aggregate unrealized loss included in accumulated other comprehensive income at September 30, 2017 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2017 and December 31, 2016, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gains realized on sales	$12	$132	$12	$623
Losses realized on sales	(12)	(21)	(12)	(21)
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$0	$111	$0	$602

(5)	Intangible Assets

Mortgage Servicing Rights

At September 30, 2017, the Company was servicing approximately $288.7 million of loans sold to the secondary market compared to $294.4 million at December 31, 2016, and $299.7 million at September 30, 2016. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $209,000 and $629,000 for the three and nine months ended September 30, 2017, respectively, compared to $233,000 and $654,000 for the three and nine months ended September 30, 2016, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$2,766	$2,511	$2,584	$2,847
Originated mortgage servicing rights	61	96	176	213
Changes in fair value:
Due to change in model inputs and assumptions (1)	(30)	(52)	289	(197)
Other changes in fair value (2)	(109)	(185)	(361)	(493)
Balance at end of period	$2,688	$2,370	$2,688	$2,370

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the nine months ended September 30, 2017 and 2016:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Weighted average constant prepayment rate	10.11%	13.20%
Weighted average note rate	3.86%	3.88%
Weighted average discount rate	9.78%	9.20%
Weighted average expected life (in years)	5.80	4.80

(6)	Federal funds purchased and securities sold under agreements to repurchase

	September 30,	December 31,
	2017	2016
Federal funds purchased	$0	$992
Repurchase agreements	32,555	30,023
Total	$32,555	$31,015

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At September 30, 2017
U.S. government and federal agency obligations	$3,225	$0	$0	$3,225
Government sponsored enterprises	9,134	0	0	9,134
Asset-backed securities	20,196	0	0	20,196
Total	$32,555	$0	$0	$32,555

At December 31, 2016
U.S. government and federal agency obligations	$3,489	$0	$0	$3,489
Government sponsored enterprises	7,324	0	0	7,324
Asset-backed securities	19,210	0	0	19,210
Total	$30,023	$0	$0	$30,023

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.4% for the three months ended September 30, 2017 compared to 34.7% for the three months ended September 30, 2016. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.6% for the nine months ended September 30, 2017 compared to 33.8% for the nine months ended September 30, 2016. The decrease in the tax rate for the quarter ended September 30, 2017 in comparison to the quarter ended September 30, 2016, is primarily due to an immaterial 2016 return to provision adjustment made in the third quarter of 2017, as opposed to an immaterial 2015 return to provision adjustment made in the first quarter of 2016. The tax rate was consistent for both the nine months ended September 30, 2017 and 2016.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income available in carryback years, and tax planning strategies in making this assessment. With the exception of certain capital losses generated during 2013 and 2014, it is management’s opinion that the Company will more likely than not realize the benefits of these temporary differences as of September 30, 2017 and, therefore, only established a valuation reserve against the Company’s capital loss carry forward. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. As indicated above, the Company generated approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests. The capital losses will expire between 2018 and 2019, and it is management’s opinion that the Company will not more likely than not generate the capital gain income necessary to utilize the capital loss carry forwards before the capital losses expire. As such, the Company has established an $83,000 valuation reserve against its capital loss carry forward deferred tax asset.

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30, 2017
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(1,936)	$(1,865)	$(3,801)
Other comprehensive income, before reclassifications	1,588	67	1,655
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0
Current period other comprehensive income, before tax	1,588	67	1,655
Income tax expense	(604)	(25)	(629)
Current period other comprehensive income, net of tax	984	42	1,026
Balance at end of period	$(952)	$(1,823)	$(2,775)

	Nine months ended September 30, 2016
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(591)	$(1,427)	$(2,018)
Other comprehensive income, before reclassifications	2,884	59	2,943
Amounts reclassified from accumulated other comprehensive income (loss)	(602)	0	(602)
Current period other comprehensive income, before tax	2,282	59	2,341
Income tax expense	(867)	(23)	(890)
Current period other comprehensive income, net of tax	1,415	36	1,451
Balance at end of period	$824	$(1,391)	$(567)

(1)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.

(2)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Payroll taxes	$267	$251	$911	$883
Medical plans	595	415	1,489	1,414
401k match and profit sharing	218	201	694	585
Pension plan	349	307	1,052	920
Other	17	56	42	118
Total employee benefits	$1,446	$1,230	$4,188	$3,920

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

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution in the amount of $1.2 million on September 11, 2017. The minimum required contribution for 2017 is $842,000. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan. Certain individuals hired by the Company before July 1, 2017 are also not eligible to participate in the plan. Beginning in 2019, the Company anticipates that there may be a small reduction in the overall liability and service cost resulting from the closure of the plan to new entrants.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Estimated	Actual
(in thousands)	2017	2016
Service cost - benefits earned during the year	$1,343	$1,179
Interest costs on projected benefit obligations	1,008	956
Expected return on plan assets	(1,126)	(1,057)
Expected administrative expenses	88	70
Amortization of prior service cost	79	79
Amortization of unrecognized net loss	11	0
Net periodic pension expense	$1,403	$1,227

Pension expense - three months ended September 30, (actual)	$349	$307
Pension expense - nine months ended September 30, (actual)	$1,052	$920

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

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, December 31, 2016	46,244	$19.33
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	(26,141)	22.84
Outstanding, September 30, 2017	20,103	$14.77	0.98	$119,226
Exercisable, September 30, 2017	20,103	$14.77	0.98	$119,226

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2017.

Total stock-based compensation expense was $1,000 and $3,000 for the three and nine months ended September 30, 2017, respectively, compared to $5,000 and $16,000 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there was no remaining unrecognized compensation expense related to non-vested stock awards.

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

Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the year. The calculations of basic and diluted earnings per share are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Net income available to shareholders	$1,766	$1,884	$5,786	$5,294
Basic earnings per share	$0.30	$0.32	$0.99	$0.90
Diluted earnings per share:
Net income available to shareholders	$1,766	$1,884	$5,786	$5,294
Average shares outstanding	5,825,825	5,859,415	5,834,679	5,869,569
Effect of dilutive stock options	5,561	0	5,198	0
Average shares outstanding including dilutive stock options	5,831,386	5,859,415	5,839,877	5,869,569
Diluted earnings per share	$0.30	$0.32	$0.99	$0.90

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

Notes to the Consolidated Financial Statements

(Unaudited)

Options to purchase 46,244 shares during the three and nine months ended September 30, 2016, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive. There were no anti-dilutive shares for the three and nine months ended September 30, 2017.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan to purchase through open market transactions $2.0 million market value of the Company’s common stock. On August 8, 2017 the Board authorized the repurchase of an additional $1.5 million market value of the Company’s common stock. As of September 30, 2017, the Company had repurchased a total of 74,608 shares of common stock pursuant to the plan at an average price of $17.15 per share, including 30,715 shares of common stock repurchased pursuant to the plan during the nine months ended September 30, 2017 at an average price of $20.30 per share. At September 30, 2017, approximately $2.2 million remained available for the purchase of shares under the plan.

(12)	Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities. The FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The standard applies whenever other standards require (permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, FASB clarified the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. As of September 30, 2017 and December 31, 2016, respectively, there were no transfers into or out of Levels 1-3.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Assets:
U.S. government and federal agency obligations	$12,473	$0	$12,473	$0
Government sponsored enterprises	32,619	0	32,619	0
Obligations of states and political subdivisions	47,726	0	47,726	0
Mortgage-backed securities	119,832	0	119,832	0
Mortgage servicing rights	2,688	0	0	2,688
Total	$215,338	$0	$212,650	$2,688

December 31, 2016
Assets:
U.S. government and federal agency obligations	$13,364	$0	$13,364	$0
Government sponsored enterprises	32,459	0	32,459	0
Obligations of states and political subdivisions	42,032	0	42,032	0
Mortgage-backed securities	126,657	0	126,657	0
Mortgage servicing rights	2,584	0	0	2,584
Total	$217,096	$0	$214,512	$2,584

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$2,766	$2,511	$2,584	$2,847
Total gains or losses (realized/unrealized):
Included in earnings	(139)	(237)	(72)	(690)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	61	96	176	213
Settlements	0	0	0	0
Balance at end of period	$2,688	$2,370	$2,688	$2,370

The change in valuation of mortgage servicing rights arising from inputs and assumptions decreased $30,000 and increased $289,000 for the three and nine months ended September 30, 2017, respectively, compared to decreases of $52,000 and $197,000 for the three and nine months ended September 30, 2016, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Nine Months Ended September 30,
			2017	2016
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	10.11%	13.20%
		Weighted average note rate	3.86%	3.88%
		Weighted average discount rate	9.78%	9.20%
		Weighted average expected life (in years)	5.80	4.80

Valuation methods for instruments measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Impaired Loans

The Company does not record loans at fair value on a recurring basis other than loans that are considered impaired. The net carrying value of impaired loans is generally based on fair values of the underlying collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. Once the fair value of the collateral has been determined and any impairment amount calculated, a specific reserve allocation is made. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2017, the Company identified $8.0 million in impaired loans that had specific allowances for losses aggregating $1.7 million. Related to these loans, there was $64,000 and $147,000 in charge-offs recorded during the three and nine months ended September 30, 2017, respectively. As of September 30, 2016, the Company identified $7.1 million in impaired loans that had specific allowances for losses aggregating $1.3 million. Related to these loans, there was $153,000 and $920,000 in charge-offs recorded during the three and nine months ended September 30, 2016, respectively.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Fair Value Measurements Using
		Quoted Prices			Three	Nine
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2017
Assets:
Impaired loans:
Commercial, financial, & agricultural	$1,151	$0	$0	$1,151	$0	$(1)
Real estate mortgage - residential	3,621	0	0	3,621	(57)	(122)
Real estate mortgage - commercial	1,399	0	0	1,399	0	(4)
Consumer	145	0	0	145	(7)	(20)
Total	$6,316	$0	$0	$6,316	$(64)	$(147)
Other real estate and
foreclosed assets	$13,177	$0	$0	$13,177	$(26)	$(206)

September 30, 2016
Assets:
Impaired loans:
Commercial, financial, & agricultural	$392	$0	$0	$392	$0	$(359)
Real estate construction - commercial	43	0	0	43	0	0
Real estate mortgage - residential	3,464	0	0	3,464	(80)	(295)
Real estate mortgage - commercial	1,806	0	0	1,806	(71)	(248)
Consumer	103	0	0	103	(2)	(18)
Total	$5,808	$0	$0	$5,808	$(153)	$(920)
Other real estate and
foreclosed assets	$14,438	$0	$0	$14,438	$21	$70

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 is as follows:

			September 30, 2017
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2017		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$19,200	$19,200	$19,200	$0	$0
Federal funds sold and overnight
interest-bearing deposits	41,227	41,227	41,227	0	0
Investment in available-for-sale securities	212,650	212,650	0	212,650	0
Loans, net	1,034,047	1,020,755	0	0	1,020,755
Investment in FHLB stock	5,113	5,113	0	5,113	0
Mortgage servicing rights	2,688	2,688	0	0	2,688
Cash surrender value - life insurance	2,464	2,464	0	2,464	0
Accrued interest receivable	4,879	4,879	4,879	0	0
	$1,322,268	$1,308,976	$65,306	$220,227	$1,023,443
Liabilities:
Deposits:
Non-interest bearing demand	$259,457	$259,457	$259,457	$0	$0
Savings, interest checking and money market	539,575	539,575	539,575	0	0
Time deposits	308,928	308,696	0	0	308,696
Federal funds purchased and securities sold
under agreements to repurchase	32,555	32,555	32,555	0	0
Subordinated notes	49,486	36,228	0	36,228	0
Federal Home Loan Bank advances	89,408	89,827	0	89,827	0
Accrued interest payable	486	486	486	0	0
	$1,279,895	$1,266,824	$832,073	$126,055	$308,696

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both September 30, 2017 and December 31, 2016. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At September 30, 2017, the Company was servicing 2,777 loans sold to the secondary market with a balance of approximately $288.7 million compared to 2,877 loans sold with a balance of approximately $294.4 million at December 31, 2016.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of year	$160	$160	$160	$160
Provision for repurchase liability	0	2	0	2
Reimbursement of expenses	0	(2)	0	(2)
Balance at end of year	$160	$160	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2017, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	September 30,	December 31,
(in thousands)	2017	2016
Commitments to extend credit	$212,420	$253,375
Commitments to originate residential first and second mortgage loans	2,597	2,626
Standby letters of credit	29,123	2,745
Total	$244,140	$258,746

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2017.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.4 billion in assets at September 30, 2017, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2017 and 2016, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Per Share Data
Basic earnings per share	$0.30	$0.32	$0.99	$0.90
Diluted earnings per share	0.30	0.32	0.99	0.90
Dividends paid on common stock	393	273	1,067	815
Book value per share			16.47	15.81
Market price per share			20.70	14.66
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.51%	0.59%	0.58%	0.57%
Return on stockholders' equity	7.28%	8.09%	8.18%	7.78%
Stockholders' equity to total assets	7.04%	7.33%	7.06%	7.31%
Efficiency ratio (1)	75.51%	74.03%	74.34%	75.43%

(Based on end-of-period data)
Stockholders' equity to assets			6.93%	7.26%
Total risk-based capital ratio			13.42%	14.11%
Tier 1 risk-based capital ratio			11.17%	11.63%
Common equity Tier 1 capital			8.39%	8.73%
Tier 1 leverage ratio (2)			9.62%	9.86%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of total revenue (net interest income and non-interest income).
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Net interest income	$10,753	$10,147	$606	6.0%	$32,060	$29,966	$2,094	7.0%
Provision for loan losses	555	300	255	85.0	1,235	975	260	26.7
Noninterest income	2,181	2,125	56	2.6	6,687	6,522	165	2.5
Noninterest expense	9,766	9,085	681	7.5	28,803	27,522	1,281	4.7
Income before
income taxes	2,613	2,887	(274)	(9.5)	8,709	7,991	718	9.0
Income tax expense	847	1,003	(156)	(15.6)	2,923	2,697	226	8.4
Net income	$1,766	$1,884	$(118)	(6.3)%	$5,786	$5,294	$492	9.3%

Consolidated net income of $1.8 million, or $0.30 per diluted share, for the three months ended September 30, 2017 decreased $118,000 compared to $1.9 million, or $0.32 per diluted share, for the three months ended September 30, 2016. For the three months ended September 30, 2017, the return on average assets was 0.51%, the return on average stockholders’ equity was 7.28%, and the efficiency ratio was 75.51%.

Consolidated net income increased $492,000 to $5.8 million, or $0.99 per diluted share, for the nine months ended September 30, 2017 compared to $5.3 million, or $0.90 per diluted share, for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the return on average assets was 0.58%, the return on average stockholders’ equity was 8.18%, and the efficiency ratio was 74.34%.

Net interest income was $10.8 million and $32.0 million for the three and nine months ended September 30, 2017, respectively, compared to $10.1 million and $30.0 million for the three and nine months ended September 30, 2016. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.35% for the three months ended September 30, 2017, compared to 3.44% for the three months ended September 30, 2016, and decreased to 3.44% for the nine months ended September 30, 2017 compared to 3.48% for the nine months ended September 30, 2016. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $555,000 and $1.2 million provision for loan losses was recorded for the three and nine months ended September 30, 2017, respectively, compared to a $300,000 and $975,000 provision for the three and nine months ended September 30, 2016, respectively.

The Company’s net charge-offs were $100,000, or 0.01% of average loans, for the three months ended September 30, 2017 compared to net charge-offs of $222,000, or 0.02% of average loans, for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the Company’s net charge-offs were $121,000, or 0.01% of average loans, compared to net charge-offs of $109,000, or 0.01% of average loans, for the nine months ended September 30, 2016.

Non-performing loans totaled $11.1 million, or 1.06% of total loans, at September 30, 2017 compared to $9.2 million, or 0.95% of total loans, at December 31, 2016, and $9.3 million, or 0.98% of total loans, at September 30, 2016. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $56,000, or 2.6%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and increased $165,000, or 2.5%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $681,000, or 7.5%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and increased $1.3 million, or 4.7%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,
(In thousands)	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$186,001	$2,166	4.62%	$164,558	$1,924	4.65%
Real estate construction - residential	21,532	253	4.66	16,550	189	4.54
Real estate construction - commercial	83,398	952	4.53	46,104	511	4.41
Real estate mortgage - residential	252,329	2,938	4.62	251,085	2,836	4.49
Real estate mortgage - commercial	458,684	5,289	4.57	425,533	4,932	4.61
Consumer	33,852	322	3.77	26,937	292	4.31
Total loans	$1,035,796	$11,920	4.57%	$930,767	$10,684	4.57%
Investment securities: (3)
U.S. government and federal agency obligations	$49,762	$175	1.40%	$42,340	$123	1.16%
Obligations of states and political subdivisions	48,359	268	2.20	31,831	193	2.41
Mortgage-backed securities	119,160	533	1.77	156,720	615	1.56
Total investment securities	$217,281	$976	1.78%	$230,891	$931	1.60%
Other investments and securities, at cost	10,199	101	3.93	9,044	80	3.52
Federal funds sold and interest bearing deposits in other financial institutions	27,144	84	1.23	14,504	19	0.52
Total interest earning assets	$1,290,420	$13,081	4.02%	$1,185,206	$11,714	3.93%
All other assets	88,347			87,697
Allowance for loan losses	(10,603)			(9,377)
Total assets	$1,368,164			$1,263,526
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$209,704	$302	0.57%	$189,219	$147	0.31%
Savings	97,285	12	0.05	96,938	12	0.05
Commercial	1,450	3	0.82	646	1	0.62
Money market	239,742	365	0.60	190,137	131	0.27
Time deposits of $250,000 and over	58,765	119	0.80	71,886	107	0.59
Other time deposits	232,002	463	0.79	237,868	391	0.65
Total interest bearing deposits	$838,948	$1,264	0.60%	$786,694	$789	0.40%
Federal funds purchased and securities sold under agreements to repurchase	29,107	29	0.40	31,393	13	0.16
Subordinated notes	49,486	450	3.61	49,486	375	3.01
Federal Home Loan Bank Advances	100,390	440	1.74	74,109	282	1.51
Total borrowings	$178,983	$919	2.04%	$154,988	$670	1.72%
Total interest bearing liabilities	$1,017,931	$2,183	0.85%	$941,682	$1,459	0.62%
Demand deposits	242,262			220,036
Other liabilities	11,627			9,203
Total liabilities	1,271,820			1,170,921
Stockholders' equity	96,344			92,605
Total liabilities and stockholders' equity	$1,368,164			$1,263,526
Net interest income (FTE)		10,898			10,255
Net interest spread			3.17%			3.31%
Net interest margin			3.35%			3.44%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $145,000 and $108,000 for the three months ended September 30, 2017 and 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
(In thousands)	2017			2016
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$186,492	$6,456	4.63%	$155,384	$5,535	4.76%
Real estate construction - residential	20,474	704	4.60	17,624	602	4.56
Real estate construction - commercial	73,821	2,470	4.47	41,489	1,460	4.70
Real estate mortgage - residential	257,249	8,819	4.58	251,819	8,590	4.56
Real estate mortgage - commercial	447,767	15,387	4.59	406,104	14,040	4.62
Consumer	31,975	931	3.89	25,513	854	4.47
Total loans	$1,017,778	$34,767	4.57%	$897,933	$31,081	4.62%
Investment securities: (3)
U.S. government and federal agency obligations	$48,037	$507	1.41%	$49,216	$427	1.16%
Obligations of states and
political subdivisions	46,621	784	2.25	30,549	612	2.68
Mortgage-backed securities	121,145	1,659	1.83	159,693	2,053	1.72
Total investment securities	$215,803	$2,950	1.83%	$239,458	$3,092	1.72%
Other investments and securities, at cost	10,192	285	3.74	8,544	231	3.61
Federal funds sold and interest bearing deposits in other financial institutions	17,885	144	1.08	17,640	69	0.52
Total interest earning assets	$1,261,658	$38,146	4.04%	$1,163,575	$34,473	3.96%
All other assets	88,984			88,942
Allowance for loan losses	(10,332)			(8,959)
Total assets	$1,340,310			$1,243,558
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$212,645	$806	0.51%	$201,508	$471	0.31%
Savings	99,356	37	0.05	95,403	37	0.05
Commercial	1,542	8	0.69	217	1	0.62
Money market	214,526	695	0.43	183,491	365	0.27
Time deposits of $250,000 and over	59,997	309	0.69	63,179	235	0.50
Other time deposits	231,178	1,252	0.72	237,087	1,180	0.66
Total interest bearing deposits	$819,244	$3,107	0.51%	$780,885	$2,289	0.39%
Federal funds purchased and securities sold under agreements to repurchase	29,141	78	0.36	38,979	51	0.17
Subordinated notes	49,486	1,290	3.49	49,486	1,095	2.96
Federal Home Loan Bank Advances	101,059	1,182	1.56	61,949	732	1.58
Total borrowings	$179,686	$2,550	1.90%	$150,414	$1,878	1.67%
Total interest bearing liabilities	$998,930	$5,657	0.76%	$931,299	$4,167	0.60%
Demand deposits	235,469			211,930
Other liabilities	11,343			9,476
Total liabilities	1,245,742			1,152,705
Stockholders' equity	94,568			90,853
Total liabilities and stockholders' equity	$1,340,310			$1,243,558
Net interest income (FTE)		32,489			30,306
Net interest spread			3.28%			3.36%
Net interest margin			3.44%			3.48%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $429,000 and $340,000 for the nine months ended September 30, 2017 and 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$242	$250	$(8)	$921	$1,081	$(160)
Real estate construction - residential	64	59	5	102	98	4
Real estate construction - commercial	441	425	16	1,010	1,085	(75)
Real estate mortgage - residential	102	14	88	229	186	43
Real estate mortgage - commercial	357	382	(25)	1,347	1,432	(85)
Consumer	30	69	(39)	77	197	(120)
Investment securities: (3)
U.S. government and federal agency obligations	52	24	28	80	(10)	90
Obligations of states and political subdivisions	75	93	(18)	172	282	(110)
Mortgage-backed securities	(82)	(160)	78	(394)	(521)	127
Other investments and securities, at cost	21	11	10	54	46	8
Federal funds sold and interest bearing deposits in other financial institutions	65	26	39	75	1	74
Total interest income	1,367	1,193	174	3,673	3,877	(204)
Interest expense:
NOW accounts	155	18	137	335	27	308
Savings	0	0	0	0	2	(2)
Commercial	2	0	2	7	7	0
Money market	234	41	193	330	70	260
Time deposits of $250,000 and over	12	(22)	34	74	(13)	87
Other time deposits	72	(10)	82	72	(30)	102
Federal funds purchased and securities sold under agreements to repurchase	16	(1)	17	27	(16)	43
Subordinated notes	75	0	75	195	0	195
Federal Home Loan Bank advances	158	111	47	450	457	(7)
Total interest expense	724	137	587	1,490	504	986
Net interest income on a fully taxable equivalent basis	$643	$1,056	$(413)	$2,183	$3,373	$(1,190)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 34%, net of nondeductible interest expense. Such adjustments totaled $145,000 and $429,000 for the three and nine months September 30, 2017, respectively, compared to $108,000 and $340,000 for the three and nine months September 30, 2016, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, reflected an increase in net interest income, on a tax equivalent basis, of $643,000, or 6.27%, and the financial results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflected an increase of $2.2 million, or 7.20%.

Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.35% for the three months ended September 30, 2017 compared to 3.44% for the three months ended September 30, 2016, and decreased to 3.44% for the nine months ended September 30, 2017 compared to 3.48% for the nine months ended September 30, 2016. The increase in net interest income was primarily due to an increase in average loans, and the decrease in net interest margin is primarily due to the increase in interest bearing liabilities and the cost of funds. Due to loan growth net interest income has continued to increase. The increase in average cost of deposits was primarily in NOW and money market accounts resulting from market rate increases and new product offerings.

Average interest-earning assets increased $105.2 million, or 8.88%, to $1.29 billion for the three months ended September 30, 2017 compared to $1.19 billion for the three months ended September 30, 2016, and average interest bearing liabilities increased $76.2 million, or 8.10%, to $1.02 billion for the three months ended September 30, 2017 compared to $941.7 million for the three months ended September 30, 2016.

Average interest-earning assets increased $98.1 million, or 8.43%, to $1.26 billion for the nine months ended September 30, 2017 compared to $1.16 billion for the nine months ended September 30, 2016, and average interest bearing liabilities increased $67.6 million, or 7.26%, to $998.9 million for the nine months ended September 30, 2017 compared to $931.3 million for the nine months ended September 30, 2016.

Total interest income (expressed on a fully taxable equivalent basis) was $13.1 million and $38.1 million for the three and nine months ended September 30, 2017, respectively, compared to $11.7 million and $34.5 million for the three and nine months ended September 30, 2016, respectively. The Company’s rates earned on interest earning assets were 4.02% and 4.04% for the three and nine months ended September 30, 2017, respectively, compared to 3.93% and 3.96% for the three and nine months ended September 30, 2016, respectively.

Interest income on loans increased to $11.9 million and $34.8 million for the three and nine months ended September 30, 2017, respectively, compared to $10.7 million and $31.1 million for the three and nine months ended September 30, 2016, respectively.

Average loans outstanding increased $105.0 million, or 11.28%, to $1.04 billion for the three months ended September 30, 2017 compared to $930.8 million for the three months ended September 30, 2016. The average yield on loans receivable was consistent at 4.57% for both the three months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, average loans outstanding increased $119.8 million, or 13.35%, to $1.02 billion compared to $897.9 million for the nine months ended September 30, 2016. The average yield on loans receivable decreased to 4.57% for the nine months ended September 30, 2017 compared to 4.62% for the nine months ended September 30, 2016. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense was to $2.2 million and $5.7 million for the three and nine months ended September 30, 2017, respectively, compared to $1.5 million and $4.2 million for the three and nine months ended September 30, 2016, respectively. The Company’s rates paid on interest bearing liabilities was 0.85% and 0.76% for the three and nine months ended September 30, 2017, respectively, compared to 0.62% and 0.60% for the three and nine months ended September 30, 2016, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $1.3 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, compared to $789,000 and $2.3 million for the three and nine months ended September 30, 2016, respectively.

Average interest bearing deposits increased $52.3 million, or 6.64%, to $838.9 million for the three months ended September 30, 2017 compared to $786.7 million for the three months ended September 30, 2016. The average cost of deposits increased to 0.60% for the three months ended September 30, 2017 compared to 0.40% for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, average interest bearing deposits increased $38.4 million, or 4.91%, to $819.2 million compared to $780.9 million for the nine months ended September 30, 2016. The average cost of deposits increased to 0.51% for the nine months ended September 30, 2017 compared to 0.39% for the nine months ended September 30, 2016 primarily as a result of higher market interest rates.

The Company’s management is continuing to grow core deposits by offering new products. The increase in average cost of deposits was primarily in NOW and money market accounts resulting from market rate increases and new product offerings.

Interest expense on borrowings increased to $919,000 and $2.6 million for the three and nine months ended September 30, 2017, respectively, compared to $670,000 and $1.9 million for the three and nine months ended September 30, 2016, respectively.

Average borrowings increased $24.0 million, or 15.48%, to $179.0 million for the three months ended September 30, 2017 compared to $155.0 million for the three months ended September 30, 2016. The average cost of borrowings increased to 2.04% for the three months ended September 30, 2017 compared to 1.72% for the three months ended September 30, 2016.

For the nine months ended September 30, 2017, average borrowings increased $29.3 million, or 19.46%, to $179.7 million for the nine months ended September 30, 2017 compared to $150.4 million for the nine months ended September 30, 2016. The average cost of borrowings increased to 1.90% for the nine months ended September 30, 2017 compared to 1.67% for the nine months ended September 30, 2016.

The increase in average borrowings was primarily due to an increase in Federal Home Loan advances used to fund loan growth, and the increase in the average cost of borrowings was primarily due to the increase in the LIBOR rates reflected in the subordinated notes in the periods discussed above. The increase See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Non-interest Income
Service charges and other fees	$878	$882	$(4)	(0.5)%	$2,565	$2,544	$21	0.8%
Bank card income and fees	664	593	71	12.0	1,941	1,875	66	3.5
Trust department income	288	216	72	33.3	828	699	129	18.5
Real estate servicing fees, net	70	(4)	74	NM	557	(36)	593	NM
Gain on sales of mortgage loans, net	225	266	(41)	(15.4)	599	653	(54)	(8.3)
Gain on sale of investment securities	0	111	(111)	(100.0)	0	602	(602)	(100.0)
Other	56	61	(5)	(8.2)	197	185	12	6.5
Total non-interest income	$2,181	$2,125	$56	2.6%	$6,687	$6,522	$165	2.5%
Non-interest income as a % of total revenue *	16.2%	16.4%			17.5%	18.2%

* Total revenue is calculated as net interest income plus non-interest income.

NM = not meaningful

Total non-interest income increased $56,000, or 2.6%, to $2.2 million for the quarter ended September 30, 2017 compared to $2.1 million for the quarter ended September 30, 2016, and increased $165,000, or 2.5%, to $6.7 million for the nine months ended September 30, 2017 compared to $6.5 million for the nine months ended September 30, 2016.

Bank card income and fees increased $71,000 to $664,000 for the quarter ended September 30, 2017 compared to $593,000 for the quarter ended September 30, 2016, and increased $66,000 to $1.9 million for both the nine months ended September 30, 2017 and 2016. The increase was mainly the result of growth in debit card fees as a result of a higher volume of transactions this quarter. The table below is a summary of bank card income and fees for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Debit card	$616	$555	$61	11.0%	$1,821	$1,724	$97	5.6%
Credit card	45	38	7	18.4	108	117	(9)	(7.7)
Merchant fees	2	(1)	3	(300.0)	7	29	(22)	(75.9)
Business card	1	1	0	0.0	5	5	0	0.0
Total	$664	$593	$71	12.0%	$1,941	$1,875	$66	3.5%

Trust department income increased $72,000 to $288,000 for the quarter ended September 30, 2017 compared to $216,000 for the quarter ended September 30, 2016, and increased $129,000 to $828,000 for the nine months ended September 30, 2017 compared to $699,000 for the nine months ended September 30, 2016. The increase was primarily due to new trust customer relationships.

Real estate servicing fees, net of the change in valuation of mortgage serving rights increased $74,000 to $70,000 for the quarter ended September 30, 2017 compared to $(4,000) for the quarter ended September 30, 2016, and increased $593,000 to $557,000 for the nine months ended September 30, 2017 compared to $(36,000) for the nine months ended September 30, 2016. The increases in both periods were primarily due to slower prepayment speeds resulting from a higher rate environment. Mortgage loan servicing fees earned on loans sold were $209,000 for the quarter ended September 30, 2017 compared to $233,000 for the quarter ended September 30, 2016, and $629,000 for the nine months ended September 30, 2017 compared to $654,000 for the nine months ended September 30, 2016.

The Company was servicing $288.7 million of mortgage loans at September 30, 2017 compared to $294.4 million and $299.7 million at December 31, 2016 and September 30, 2016, respectively.

Gain on sales of mortgage loans decreased $41,000 to $225,000 for the quarter ended September 30, 2017 compared to $266,000 for the quarter ended September 30, 2016, and decreased $54,000 to $599,000 for the nine months ended September 30, 2017 compared to $653,000 for the nine months ended September 30, 2016. The Company sold loans of $10.1 million for the quarter ended September 30, 2017 compared to $11.2 million for the quarter ended September 30, 2016, and $26.3 million for the nine months ended September 30, 2017 compared to $28.8 million for the nine months ended September 30, 2016.

Gain on sale of investment securities - During the nine months ended September 30, 2017 the Company received $2.7 million from proceeds on sales of available securities and recognized gains of $0.1 compared to $60.7 million from proceeds on sales of available-for-sale debt securities and recognized gains of $602,000 for the nine months ended September 30, 2016. These transactions in both periods reported were the result of bond sales and purchases to replace several smaller holdings with fewer, larger investments without materially changing the duration or yield of the investment portfolio.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
(In thousands)	2017	2016	Change	Change	2017	2016	Change	Change
Non-interest Expense
Salaries	$4,069	$3,833	$236	6.2%	$12,133	$11,798	$335	2.8%
Employee benefits	1,446	1,230	216	17.6	4,188	3,920	268	6.8
Occupancy expense, net	719	730	(11)	(1.5)	2,027	2,037	(10)	(0.5)
Furniture and equipment expense	764	438	326	74.4	1,996	1,288	708	55.0
Processing expense, network and bank card expense	831	878	(47)	(5.4)	2,803	2,490	313	12.6
Legal, examination, and professional fees	331	277	54	19.5	928	939	(11)	(1.2)
FDIC insurance assessment	106	196	(90)	(45.9)	322	560	(238)	(42.5)
Advertising and promotion	342	283	59	20.8	845	734	111	15.1
Postage, printing, and supplies	234	244	(10)	(4.1)	729	771	(42)	(5.4)
Real estate foreclosure expense, net	78	49	29	59.2	330	232	98	42.2
Other	846	927	(81)	(8.7)	2,502	2,753	(251)	(9.1)
Total non-interest expense	$9,766	$9,085	$681	7.5%	$28,803	$27,522	$1,281	4.7%
Efficiency ratio *	75.0%	78.5%			73.8%	76.1%
Number of full-time equivalent employees	335	325

* Efficiency ratio is calculated as non-interest expense as a percent of total revenue (net interest income and non-interest income).

Total non-interest expense increased $681,000, or 7.5%, to $9.8 million for the quarter ended September 30, 2017 compared to $9.1 million for the quarter ended September 30, 2016, and increased $1.3 million, or 4.7%, to $28.8 million for the nine months ended September 30, 2017 compared to $27.5 million for the nine months ended September 30, 2016.

Salaries expense increased $236,000, or 6.2%, to $4.1 million for the quarter ended September 30, 2017 compared to $3.8 million for the quarter ended September 30, 2016, and increased $335,000, or 2.8%, to $12.1 million for the nine months ended September 30, 2017 compared to $11.8 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in personnel and annual merit increases.

Benefits expense increased $216,000, or 17.6%, to $1.4 million for the quarter ended September 30, 2017 compared to $1.2 million for the quarter ended September 30, 2016, and increased $268,000, or 6.8%, to $4.2 million for the nine months ended September 30, 2017 compared to $3.9 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in medical insurance premiums effective July 1, 2017, and an increase in pension expense due to a lower discount rate.

Furniture and equipment expense increased $326,000, or 74.4%, to $764,000 for the quarter ended September 30, 2017 compared to $438,000 for the quarter ended September 30, 2016, and increased $708,000, or 55.0%, to $2.0 million for the nine months ended September 30, 2017 compared to $1.3 million for the nine months ended September 30, 2016. Beginning December 2016, the Company began upgrading its data processing infrastructure to a hosted network environment. The process included changes in maintenance agreements, service providers, and equipment.

Processing, network, and bank card expense decreased $47,000, or 5.4%, to $831,000 for the quarter ended September 30, 2017 compared to $878,000 for the quarter ended September 30, 2016, and increased $313,000, or 12.6%, to $2.8 million for the nine months ended September 30, 2017 compared to $2.5 million for the nine months ended September 30, 2016. The increase for both periods was primarily due to a corporate wide network upgrade and changes in processing service providers.

FDIC insurance assessment decreased $90,000, or 45.9%, to $106,000 for the quarter ended September 30, 2017 compared to $196,000 for the quarter ended September 30, 2016, and decreased $238,000, or 42.5%, to $322,000 for the nine months ended September 30, 2017 compared to $560,000 for the nine months ended September 30, 2016. In February 2011, the FDIC adopted a rule that requires large institutions to bear the burden of raising the reserve ratio form 1.15% to 1.35% in accordance with the Dodd-Frank Act. The quarter after the reserve ratio reached 1.15%, lower assessment rates, surcharges, and new pricing for small institutions under $10 billion became effective July 1, 2016 and appeared on the December 31, 2016 invoicing. Once the reserve ratio reaches 1.38%, small institutions, such as Hawthorn, will receive credits to offset their contribution to raising the reserve ratio to 1.35%.

Real estate foreclosure expense, net increased $29,000, or 59.2%, to $78,000 for the quarter ended September 30, 2017 compared to $49,000 for the quarter ended September 30, 2016, and increased $98,000, or 42.2%, to $330,000 for the nine months ended September 30, 2017 compared to $232,000 for the nine months ended September 30, 2016. Net losses (gains) recognized on other real estate owned were $24,000 for the quarter ended September 30, 2017 compared to $(17,000) for the quarter ended September 30, 2016, and $195,000 for the nine months ended September 30, 2017 compared to $(64,000) for the nine months ended September 30, 2016. Expenses to maintain foreclosed properties were $54,000 for the quarter ended September 30, 2017 compared to $64,000 for the quarter ended September 30, 2016, and $136,000 for the nine months ended September 30, 2017 compared to $296,000 for the nine months ended September 30, 2016. The decrease in expenses period over period was primarily due to sales of foreclosed assets.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 32.4% for the quarter ended September 30, 2017 compared to 34.7% for the quarter ended September 30, 2016. Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 33.6% for the nine months ended September 30, 2017 compared to 33.8% for the nine months ended September 30, 2016. The decrease in the tax rate for the quarter ended September 30, 2017 in comparison to the quarter ended September 30, 2016, is primarily due to an immaterial 2016 return to provision adjustment made in the third quarter of 2017, as opposed to an immaterial 2015 return to provision adjustment made in the first quarter of 2016. The tax rate was consistent for both the nine months ended September 30, 2017 and 2016.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 74.6% of total assets as of September 30, 2017 compared to 74.9% as of December 31, 2016.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Commercial, financial, and agricultural	$184,868	$182,881
Real estate construction - residential	22,723	18,907
Real estate construction - commercial	91,102	55,653
Real estate mortgage - residential	250,736	259,900
Real estate mortgage - commercial	461,988	426,470
Installment loans to individuals	33,630	30,218
Total loans	$1,045,047	$974,029
Percent of categories to total loans:
Commercial, financial, and agricultural	17.7%	18.8%
Real estate construction - residential	2.2	1.9
Real estate construction - commercial	8.7	5.7
Real estate mortgage - residential	24.0	26.7
Real estate mortgage - commercial	44.2	43.8
Installment loans to individuals	3.2	3.1
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three and nine months ended September 30, 2017, the Company sold approximately $10.1 million and $26.3 million of loans to investors, respectively, compared to $11.2 million and $28.8 million for the three and nine months ended September 30, 2016, respectively. At September 30, 2017, the Company was servicing approximately $288.7 million of loans sold to the secondary market compared to $294.4 million at December 31, 2016, and $299.7 million at September 30, 2016.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	September 30,	December 31,
(In thousands)	2017	2016
Nonaccrual loans:
Commercial, financial, and agricultural	$3,005	$982
Real estate construction - commercial	0	50
Real estate mortgage - residential	2,094	1,888
Real estate mortgage - commercial	943	420
Installment and other consumer	168	89
Total	$6,210	$3,429
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage - residential	$117	$54
Installment and other consumer	61	11
Total	$178	$65
Performing troubled debt restructurings	4,676	5,715
Total nonperforming loans	11,064	9,209
Other real estate owned and repossessed assets	13,177	14,162
Total nonperforming assets	$24,241	$23,371

Loans	$1,045,047	$974,029
Allowance for loan losses to loans	1.05%	1.01%
Nonperforming loans to loans	1.06%	0.95%
Allowance for loan losses to nonperforming loans	99.42%	107.35%
Allowance for loan losses to nonperforming loans, excluding performing TDR's	172.20%	282.94%
Nonperforming assets to loans, other real estate owned and repossessed assets	2.29%	2.37%

Total nonperforming assets totaled $24.2 million at September 30, 2017 compared to $23.4 million at December 31, 2016. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $11.1 million, or 1.06%, of total loans at September 30, 2017 compared to $9.2 million, or 0.95%, of total loans at December 31, 2016. Non-accrual loans included $1.0 million and $619,000 of loans classified as TDRs at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, approximately $4.5 million and $4.0 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2017 and December 31, 2016, respectively.

Total non-accrual loans at September 30, 2017 increased $2.8 million to $6.2 million compared to $3.4 million at December 31, 2016. This increase primarily consisted of a $729,000 increase in non-accrual real estate mortgage - commercial loans and real estate mortgage - residential loans, and a $2.0 million increase in non-accrual commercial, financial, and agricultural loans primarily related to four loan relationships totaling $1.9 million.

Loans past due 90 days and still accruing interest at September 30, 2017, were $178,000 compared to $65,000 at December 31, 2016. Other real estate and repossessed assets at September 30, 2017 were $13.2 million compared to $14.2 million at December 31, 2016. During the nine months ended September 30, 2017, $217,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $2.0 million during the nine months ended September 30, 2016.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2017			December 31, 2016
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	7	$517	$21	8	$635	$11
Real estate mortgage - residential	10	3,080	223	8	3,582	99
Real estate mortgage - commercial	2	1,079	115	3	1,498	123
Total performing TDRs	19	$4,676	$359	19	$5,715	$233
Nonperforming TDRs
Commercial, financial and agricultural	2	$194	$8	$-	$-	$-
Real estate mortgage - residential	4	246	42	6	430	58
Real estate mortgage - commercial	4	598	122	2	189	119
Total nonperforming TDRs	10	$1,038	$172	8	$619	$177
Total TDRs	29	$5,714	$531	27	$6,334	$410

At September 30, 2017, loans classified as TDRs totaled $5.7 million, with $531,000 of specific reserves, of which $1.0 million were classified as nonperforming TDRs and $4.7 million were classified as performing TDRs. This compared to $6.3 million of loans classified as TDRs, with $410,000 of specific reserves, of which $619,000 were classified as nonperforming TDRs and $5.7 million were classified as performing TDRs at December 31, 2016. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2016 to September 30, 2017 was primarily due to $811,000 of payments received partially offset by three new TDR’s totaling $201,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2017	2016
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,406	$2,753
Real estate construction - residential	146	108
Real estate construction - commercial	706	413
Real estate mortgage - residential	1,897	2,385
Real estate mortgage - commercial	4,457	3,793
Installment and other consumer	377	274
Unallocated	11	160
Total	$11,000	$9,886

The allowance for loan losses (ALL) was $11.0 million, or 1.05%, of loans outstanding at September 30, 2017 compared to $9.9 million, or 1.01%, of loans outstanding at December 31, 2016, and $9.5 million, or 1.00%, of loans outstanding at September 30, 2016. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDR’s, was 172.20% at September 30, 2017, compared to 282.94% at December 31, 2016.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2017	2016
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,738	$1,080
Collectively evaluated for impairment - general reserves	9,262	8,806
Total	$11,000	$9,886

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2017, $1.7 million of the Company’s ALL was allocated to impaired loans totaling approximately $10.9 million compared to $1.1 million of the Company’s ALL allocated to impaired loans totaling approximately $9.1 million at December 31, 2016. Management determined that $2.8 million, or 26%, of total impaired loans required no reserve allocation at September 30, 2017 compared to $2.1 million, or 23%, at December 31, 2016 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

Provision

A $555,000 and $1.2 million provision for loan losses was required for the three and nine months ended September 30, 2017, respectively, compared to a $300,000 and $975,000 for the three and nine months ended September 30, 2016, respectively. The Company is using a nineteen quarter look-back period compared to fifteen quarters, as discussed above.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Analysis of allowance for loan losses:
Balance beginning of period	$10,545	$9,392	$9,886	$8,604
Charge-offs:
Commercial, financial, and agricultural	37	157	97	295
Real estate construction - commercial	-	-	-	1
Real estate mortgage - residential	68	92	149	474
Real estate mortgage - commercial	4	27	20	137
Installment and other consumer	56	86	167	209
Total charge-offs	165	362	433	1,116
Recoveries:
Commercial, financial, and agricultural	$12	$26	$55	$203
Real estate construction - residential	12	-	87	-
Real estate construction - commercial	-	-	-	502
Real estate mortgage - residential	11	31	68	49
Real estate mortgage - commercial	5	36	26	128
Installment and other consumer	25	47	76	125
Total recoveries	65	140	312	1,007
Net charge-offs	100	222	121	109
Provision for loan losses	555	300	1,235	975
Balance end of period	$11,000	$9,470	$11,000	$9,470

Net Loan Charge-offs

The Company’s net loan charge-offs were $100,000, or 0.01%, of average loans for the three months ended September 30, 2017, compared to net loan charge-offs of $222,000, or 0.02%, of average loans for the three months ended September 30, 2016. The decrease in charge-offs quarter over quarter primarily related to one commercial loan relationship recorded during the third quarter of 2016.

The Company’s net loan charge-offs were $121,000, or 0.01%, of average loans for the nine months ended September 30, 2017, compared to net loan charge-offs of $109,000, or 0.01%, of average loans for the nine months ended September 30, 2016. Although loan charge-offs decreased year over year, loan recoveries also decreased from the prior year resulting in a net increase in charge-offs. During the nine months ended September 30, 2016, the Company received a significant recovery primarily related to one commercial loan relationship, along with a real estate construction loan recovery resulting from the sale of collateral.

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

	September 30,	December 31,
(In thousands)	2017	2016
Federal funds sold and other overnight interest-bearing deposits	$41,227	$1,406
Available-for-sale investment securities	212,650	214,512
Total	$253,877	$215,918

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $212.7 million at September 30, 2017 and included an unrealized net loss of $1.5 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $46.1 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2017 and December 31, 2016, the Company’s unpledged securities in the available for sale portfolio totaled approximately $39.6 million and $46.9 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$10,131	$9,211
Federal funds purchased and securities sold under agreements to repurchase	45,205	43,054
Other deposits	117,749	115,330
Total pledged, at fair value	$173,085	$167,595

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2017, such deposits totaled $977.1 million and represented 88.2% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $250,000 and over totaled $130.8 million at September 30, 2017. These accounts are normally considered more volatile and higher costing representing 11.8% of total deposits at September 30, 2017.

Core deposits at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Core deposit base:
Non-interest bearing demand	$259,457	$235,975
Interest checking	201,317	177,414
Savings and money market	318,150	276,295
Other time deposits	198,189	206,088
Total	$977,113	$895,772

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2017, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $17.9 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2017. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2017, there was $32.6 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2017.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2017, the Bank had $89.4 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$32,555	$31,015
Subordinated notes	49,486	49,486
Federal Home Loan Bank advances	89,408	92,900
Other borrowings	-	492
Total	$171,449	$173,893

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

	September 30,				December 31,
	2017				2016
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$312,610	$9,916	$47,935	$370,461	$314,602	$9,015	$49,020	$372,637
Letters of credit	(25,000)	0	0	(25,000)	0	0	0	0
Advances outstanding	(89,408)	0	0	(89,408)	(92,900)	0	(992)	(93,892)
Total available	$198,202	$9,916	$47,935	$256,053	$221,702	$9,015	$48,028	$278,745

At September 30, 2017, loans of $490.8 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2017, investments totaling $20.4 million were pledged to secure federal funds purchased lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $60.4 million at September 30, 2017 compared to $27.0 million at December 31, 2016. The $33.4 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2017. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $8.6 million for the nine months ended September 30, 2017.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $68.3 million. The cash outflow primarily consisted of a $70.6 million increase in loans and $32.3 million purchases of investment securities, partially offset by $34.5 million from maturities, calls and sales of investment securities.

Financing activities provided cash of $93.2 million, resulting primarily from a $23.5 million increase in demand deposits, a $70.8 million increase in interest bearing transaction accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2017.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $244.1 million in unused loan commitments and standby letters of credit as of September 30, 2017. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $1.1 million and $815,000 for the nine months ended September 30, 2017 and 2016, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid a $2.6 million dividend to the Company during the nine months ended September 30, 2017 compared to no dividends were declared or paid for the same period of 2016. At September 30, 2017 and December 31, 2016, the Company had cash and cash equivalents totaling $2.8 million and $3.9 million, respectively.

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

Under the Basel III requirements, at September 30, 2017 and December 31, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2017
Total Capital (to risk-weighted assets):
Company	$158,007	13.42%	$94,201	8.00%	$	N.A.	N.A.	%
Bank	154,448	13.16	93,874	8.00		117,343	10.00
Tier I Capital (to risk-weighted assets):
Company	$131,479	11.17%	$70,650	6.00%	$	N.A.	N.A.	%
Bank	143,288	12.21	70,406	6.00		93,874	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$98,847	8.39%	$52,988	4.50%	$	N.A.	N.A.	%
Bank	143,288	12.21	52,804	4.50		76,273	6.50
Tier I Capital (to adjusted average assets):
Company	$131,479	9.62%	$54,682	4.00%	$	N.A.	N.A.	%
Bank	143,288	10.52	54,503	4.00		68,129	5.00

(in thousands)
December 31, 2016
Total Capital (to risk-weighted assets):
Company	$152,864	13.88%	$88,125	8.00%		N.A.	N.A.	%
Bank	148,304	13.51	87,810	8.00		$109,763	10.00
Tier I Capital (to risk-weighted assets):
Company	$125,779	11.42%	$66,093	6.00%		N.A.	N.A.	%
Bank	138,258	12.60	65,858	6.00		$87,810	8.00
Common Equity Tier I Capital
(to risk-weighted assets):
Company	$94,818	8.61%	$49,570	4.50%	$	N.A.	N.A.	%
Bank	138,258	12.60	49,393	4.50		71,346	6.50
Tier I capital (to adjusted average assets):
Company	$125,779	9.87%	$50,998	4.00%	$	N.A.	N.A.	%
Bank	138,258	10.88	50,810	4.00		63,513	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended September 30, 2017, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of September 30, 2017. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No Stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$46,099	$42,682	$40,968	$29,344	$19,301	$34,256	$212,650
Federal funds sold and other over-night interest-bearing deposits	41,227	-	-	-	-	-	41,227
Other investments and securities, at cost	6,760	-	3,000	-	-	-	9,760
Loans	370,670	159,645	169,916	123,762	127,023	94,031	1,045,047
Total	$464,756	$202,327	$213,884	$153,106	$146,324	$128,287	$1,308,684

LIABILITIES
Savings, interest checking, and money market deposits	$326,738	$-	212,837	$-	$-	$-	$539,575
Time deposits	203,943	45,742	27,348	6,318	25,577	-	308,928
Federal funds purchased and securities sold under agreements to repurchase	32,555	-	-	-	-	-	32,555
Subordinated notes	49,486	-	-	-	-	-	49,486
Federal Home Loan Bank advances	22,225	27,230	31,234	4,240	4,479	-	89,408
Total	$634,947	$72,972	$271,419	$10,558	$30,056	$-	$1,019,952
Interest-sensitivity GAP
Periodic GAP	$(170,191)	$129,355	$(57,535)	$142,548	$116,268	$128,287	$288,732
Cumulative GAP	$(170,191)	$(40,836)	$(98,371)	$44,177	$160,445	$288,732	$288,732

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.73	2.77	0.79	14.50	4.87	NM	1.28
Cumulative GAP	0.73	0.94	0.90	1.04	1.16	1.28	1.28

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended September 30, 2017.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2017.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The FASB continues to issue additional ASU’s clarifying the revenue recognition guidance for certain implementation issues. Under the ASU 2014-09 and related amendments, the guidance is effective for periods beginning January 1, 2018 and must be applied retroactively, whether through a full restatement of prior periods or a cumulative adjustment upon adoption of the ASU. The Company is currently evaluating certain non-interest income financial statement line items that contain revenue streams that are in the scope of this update such as service charges and fees, trust department revenue, debit card income, ATM surcharge income, and real-estate sales, and expects to adopt the ASU in the first quarter of 2018. Based on preliminary analysis of the Company’s review of its contracts and other agreements that are within the scope of this guidance, no material changes to the timing of revenue recognition have been identified. The Company will continue to evaluate the impact of this accounting guidance, including any additional guidance issued, during the completion of this internal assessment, and expects to expand its qualitative and quantitative disclosures of revenue recognition upon adoption.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements.

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

Derivatives and Hedging The FASB issued guidance within ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities in August 2017. The amendments in ASU 2017-12 to Topic 815, Derivatives and Hedging, is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Under the new guidance, public companies will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge's effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. Additional disclosures include cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim period within those fiscal years. Early adoption is permitted in any interim period after issuance of the Update. The ASU is not expected to have a significant effect on the Company’s Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended September 30, 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1-31, 2017	3,717	$20.78	3,717	$1,177,099
August 1-31, 2017	12,116	$20.47	12,116	$2,429,101
September 1-30, 2017	10,167	$20.53	10,167	$2,220,401
Total	26,000	$20.54	26,000	$2,220,401

* On August 6, 2015, the Company announced that its Board of Directors authorized the purchase, through open market transactions, of up to $2.0 million market value of the Company's common stock. On August 8, 2017, the Board authorized the repurchase of an additional $1.5 million market value of the Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of our Company (filed as Exhibit 3.1 to our Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of our Company’s $1.00 par value common stock (filed as Exhibit 4.1 to our Company’s current report on Form 8-K on June 23, 2017 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of our Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of our Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date
/s/ David T. Turner

November 9, 2017	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

November 9, 2017	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2017 Form 10-Q

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

