Form 10-K
period 2017-12-31
HAWTHORN BANCSHARES, INC.
filed 2018-03-16
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 4,103,296 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $20.95 closing price of such common equity on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $85,964,049. Aggregate market value excludes an aggregate of 1,733,146 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 7, 2018, the registrant had 6,046,907 shares of common stock, par value $1.00 per share, issued and 5,798,009 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2017 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

Employees

As of December 31, 2017, Hawthorn and its subsidiaries had approximately 315 full-time and 34 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

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

The Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Boone, Henry, Cass, Benton, and Greene counties of Missouri. Hawthorn Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the twelve banks within Cole county, the twelfth largest (in terms of deposits) of thirty-two banks within Boone county, the largest (in terms of deposits) of the seven banks within Henry county, the third largest (in terms of deposits) of the eighteen banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.

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

On December 31, 2017, Hawthorn was in compliance with the FRB's capital adequacy guidelines. Hawthorn's capital ratios on December 31, 2017 and the minimum requirements as of that date are shown below:

Tier I Leverage Ratio (4% minimum requirement)	Common Equity Tier 1 Risk- Based Capital Ratio (4.5% minimum requirement)	Tier 1 Risk-Based Capital Ratio (6% minimum requirement)	Total Risk-Based Capital Ratio (8%)
9.33%	8.04%	10.72%	12.93%

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

Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. On December 31, 2017, the Bank was classified as "well-capitalized," which is required for Hawthorn to remain a financial holding company. The capital ratios and classifications of the Bank as of December 31, 2017 and the minimum requirements as of such date are shown on the following chart.

Tier 1 Leverage Ratio (5% minimum requirement)	Common Equity Tier 1 Risk-Based Capital Ratio (6.5% minimum requirement)	Tier 1 Risk-Based Capital Ratio (8% minimum requirement)	Total Risk-Based Capital Ratio (10%)
10.38%	11.92%	11.92%	12.83%

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

Although there has been a modest recovery in the domestic economy, there can be no assurance that the economy will not enter into another recession, whether in the near or long term future. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as a relapse or worsening of economic conditions in other parts of the world would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S. A further deterioration of overall market conditions, a continuation of the economic downturn or prolonged economic stagnation in the Company's markets may have a negative impact on its business, financial condition, results of operations and the trading price of its common stock. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend were to stagnate or decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on the Company's loan portfolio and provision for losses on loans. This may exacerbate the Company's exposure to credit risk, impair the Company's ability to assess the creditworthiness of its customers or to estimate the values of its assets and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Negative conditions in the real estate markets where we operate could adversely affect borrowers' ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters. These factors may adversely impact borrowers' ability to make required payments, which in turn, may negatively impact the Company's financial results. As a result of the difficult market and economic conditions referred to above, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and for bank regulatory agencies to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase costs and limit the Company's ability to pursue certain business opportunities.

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

The FDIC's Changes in the Calculation of Deposit Insurance Premiums and Ability to Levy Special Assessments Could Increase The Company's Non-Interest Expense And May Reduce Its Profitability. The range of base assessment rates historically varies from 12 to 45 basis points depending on an institution's risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. However, the Dodd-Frank Act requires the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale (which was revised further in 2016). Under the new system, banks will pay assessments at a rate between 3 and 30 basis points per assets minus tangible equity, depending upon an institution's risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC's reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC's final rule became effective on April 1, 2011. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase non-interest expense and may adversely affect the Company's profitability.

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

					Net Book
					Value at
	Approximate		Owned or		12/31/2017
Location	Square Footage		Leased		(in thousands)
8127 East 171st Street, Belton, MO	13,000		Owned		$1,725
4675 Gretna Road, Branson, MO	11,000	(1)	Owned		$1,296
1000 West Buchanan Street, California, MO	2,270		Owned		$338
102 North Second Street, Clinton, MO	11,524		Owned		$1,328
1400 East Ohio Street, Clinton, MO	13,551		Owned		$2,737
1712 East Ohio Street, Clinton, MO
(inside a Wal-Mart store)	540		Leased	(2)	$44
1110 Club Village Drive, Columbia, MO	5,000		Owned		$1,379
18 S. Ninth St., Suites 208-209, Columbia, MO	1,500		Leased	(3)	N/A
115 South 2nd Street, Drexel, MO	4,000		Owned		$151
100 Plaza Drive, Harrisonville, MO	4,000		Owned		$478
17430 East 39th Street, Independence, MO	4,070		Owned		$578
220 West White Oak, Independence, MO	1,800		Owned		$49
132 East High Street, Jefferson City, MO	34,800		Owned		$2,816
3701 West Truman Blvd, Jefferson City, MO	21,000		Owned		$395
211 West Dunklin Street, Jefferson City, MO	2,500		Owned		$1,558
800 Eastland Drive, Jefferson City, MO	4,100		Owned		$688
3600 Amazonas Drive, Jefferson City, MO	26,000		Owned		$2,367
300 S.W. Longview Blvd, Lee's Summit, MO	11,700		Owned		$1,959
5 Victory lane, Suite 203, Liberty, MO	1667		Leased	(4)	N/A
335 Chestnut, Osceola, MO	1,580		Owned		$88
595 VFW Memorial Drive, St. Robert, MO	2,236		Owned		$60
321 West Battlefield, Springfield, MO	12,500	(5)	Owned		$525
200 West Main Street, Warsaw, MO	8,900		Owned		$99
1891 Commercial Drive, Warsaw, MO	11,000		Owned		$1,513
125 South Main, Windsor, MO	3,600		Owned		$182

(1)	Of the 11,000 square feet of space, 2,384 square feet of space is leased to a non-affiliate.
(2)	The term of this lease began in February 2014 and ends in January 2019.
(3)	The term of this lease began in April 2015 and ends in March 2018.
(4)	The term of this lease began in May 2016 and ends in April 2019.
(5)	Of the 12,500 square feet of space, 5,873 square feet of space is available to be leased to a non-affiliate.

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

Name	Age	Position
David T. Turner	61	Chairman, Chief Executive Officer, President and Director
W. Bruce Phelps	67	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	52	Senior Vice President, Secretary and Director

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

Kathleen L. Bruegenhemke has served as a director of our Company and of Hawthorn Bank since March 2017 and as Chief Operating Officer of Hawthorn Bank since January 2017.  She has served as Senior Vice President and Secretary of the Company since November 1997 and as Chief Risk Officer of the Company since June 2006.  From January 1992 until November 1997, she served as Internal Auditor of Hawthorn Bank (or of one of its constituent predecessors).  From October 2014 until December 2016 she served as Columbia Market President of Hawthorn Bank.   Prior to joining the Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the Federal Deposit Insurance Corporation.  Ms. Bruegenhemke is a certified public accountant and possesses considerable expertise in overseeing various finance, regulatory compliance and risk management aspects of community banking, which she attained through over 30 years of service, first as a bank regulator and then as a dedicated employee of Hawthorn Bank.  Her expertise, and the customer relationships and community connections she has developed, particularly in the Columbia, Missouri market, will benefit Board discussions and decisions and support the conclusion that Ms. Bruegenhemke should serve on our board.

There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2017 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

The Company's Purchases of Equity Securities

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the fourth quarter of the year ended December 31, 2017:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1-31, 2017	6,854	$20.58	6,854	$2,097,350
November 1-30, 2017	5,579	$20.40	5,579	$1,965,562
December 1-31, 2017	-	$-	-	$1,965,562
Total	12,433	$20.50	12,433	$1,965,562

*	On August 6, 2015, the Company announced that its Board of Directors authorized the purchase, through open market transactions, of up to $2.0 million market value of the Company's common stock. On August 8, 2017, the Board authorized the repurchase of an additional $1.5 million market value of the Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Recent Issuance of Securities

None.

Item 6. Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" in the Company's 2017 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2017 Annual Report to Shareholders.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	competitive pressures among financial services companies may increase significantly,

•	changes in the interest rate environment may reduce interest margins,

•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of the Company's loans and other assets,

•	increases in non-performing assets in the Company's loan portfolios and adverse economic conditions may necessitate increases to the provisions for loan losses,

•	costs or difficulties related to the integration of the business of Hawthorn and its acquisition targets may be greater than expected,

•	legislative, regulatory, or tax law changes may adversely affect the business in which Hawthorn and its subsidiaries are engaged, and

•	changes may occur in the securities markets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is reviewed on a regular basis by our Bank's asset/liability committee and board of directors. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent and that the goal is to identify and minimize those risks. Tools used by the Bank's management include the standard GAP report subject to different rate shock scenarios. At December 31, 2017, the Company’s rate shock scenario models indicated that annual net interest income could change by as much as -1.54% or -24.25% should interest rates rise or fall, respectively, 400 basis points from their current level over a one year period. These levels of interest rate risk are within limits set by the board in the Company’s Funds Management, Investment Asset Liability Policy and Management believes this is an acceptable level of interest rate risk. However there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to:

(i)	the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Interest Sensitivity and Liquidity" in the Company's 2017 Annual Report to Shareholders; and

(ii)	the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2017 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent auditors and the information under the caption "Consolidated Financial Statements" in the Company's 2017 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hawthorn Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Hawthorn Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, collectively the consolidated financial statements, and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s / KPMG LLP

St. Louis, Missouri

March 16, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)	the information under the caption "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption "Item 1: Election of Directors—Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)	the information under the caption "Item 1: Election of Directors—What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption "Executive Officers of the Registrant" in Part I of this report;

(v)	the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)	the information under the caption "Corporate Governance and Board Matters—Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)	the information under the caption "Corporate Governance and Board Matters—Committees of the Board—Audit Committee" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

Item 11. Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption "Corporate Governance and Board Matters—Director Compensation" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption "Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has one equity compensation plan for its employees pursuant to which options, rights or warrants were granted. The following is a summary of the shares reserved for issuance pursuant to outstanding options, rights or warrants granted under the equity compensation plan as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	20,103	*	$14.77	-
Equity compensation plans not approved by security holders	-		-	-
Total	20,103	*	$14.77	-

*	Consists of shares reserved for issuance pursuant to outstanding stock option grants under the Company's incentive stock option plan. The Plan expired on February 28, 2010, except as to outstanding options under the Plan, and no further options may be granted pursuant to the Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)	the information under the caption "Item 1: Election of Directors—What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)	the information under the caption "Corporate Governance and Board Matters—Committees of the Board" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Auditor Fees and Services" in the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)       Exhibits, Financial Statements and Financial Statement Schedules:

1.	Financial Statements:

The following consolidated financial statements of the Company and reports of the Company's independent auditors, included in the Company's Annual Report to Shareholders for the year ended December 31, 2017 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of the Company's $1.00 par value Common Stock (filed as Exhibit 4.1 to the Company's current report on Form 8-K/A on June 23, 2017 and incorporated herein by reference).

10.1	Exchange National Bancshares, Inc. Incentive Stock Option Plan (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).*

10.2	Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference).*

13	The Company's 2017 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21	List of Subsidiaries (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement schedules identified above under Item 15(a)2, if any.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Dated: March 16, 2018	By	/s/	David T. Turner
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

Date	Signature and Title

March 16, 2018	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

March 16, 2018	/s/ W. Bruce Phelps
W. Bruce Phelps, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2018	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 16, 2018	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 16, 2018	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 16, 2018	/s/ Kevin L. Riley
Kevin L. Riley, Director

EXHIBIT INDEX

Exhibit No.	Description	Page No.
13	The Company's 2017 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

