Form 10-Q
period 2018-03-31
HAWTHORN BANCSHARES, INC.
filed 2018-05-10
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had 5,789,341 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$15,955	$23,325
Federal funds sold and other interest-bearing deposits	65,449	39,553
Cash and cash equivalents	81,404	62,878
Certificates of deposit in other banks	4,812	3,460
Investment in available-for-sale securities, at fair value	215,720	226,542
Other investments and securities, at cost	9,725	11,037
Total investment securities	225,445	237,579
Loans	1,084,326	1,068,432
Allowances for loan losses	(10,947)	(10,852)
Net loans	1,073,379	1,057,580
Premises and equipment - net	34,777	34,811
Mortgage servicing rights	2,781	2,713
Other real estate owned and repossessed assets - net	13,239	13,182
Accrued interest receivable	5,330	5,627
Cash surrender value - life insurance	2,499	2,484
Other assets	9,242	8,902
Total assets	$1,452,908	$1,429,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$244,834	$245,380
Savings, interest checking and money market	616,894	584,468
Time deposits $250,000 and over	84,740	63,176
Other time deposits	233,912	232,788
Total deposits	1,180,380	1,125,812
Federal funds purchased and securities sold
under agreements to repurchase	34,795	27,560
Federal Home Loan Bank advances and other borrowings	84,327	121,382
Subordinated notes	49,486	49,486
Accrued interest payable	588	554
Other liabilities	12,061	13,051
Total liabilities	1,361,637	1,337,845
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares;
issued 6,046,907 shares, respectively	6,047	6,047
Surplus	45,442	45,442
Retained earnings	52,280	50,595
Accumulated other comprehensive loss, net of tax	(7,335)	(5,662)
Treasury stock; 254,366 and 248,898 shares, at cost, respectively	(5,163)	(5,051)
Total stockholders’ equity	91,271	91,371
Total liabilities and stockholders’ equity	$1,452,908	$1,429,216

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2018	2017
INTEREST INCOME
Interest and fees on loans	$12,223	$11,050
Interest on investment securities:
Taxable	947	754
Nontaxable	158	157
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	106	48
Dividends on other securities	110	90
Total interest income	13,544	12,099
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,084	389
Time deposits	649	471
Interest on federal funds purchased and securities sold under agreements to repurchase	171	22
Interest on Federal Home Loan Bank advances	395	322
Interest on subordinated notes	491	408
Total interest expense	2,790	1,612
Net interest income	10,754	10,487
Provision for loan losses	300	350
Net interest income after provision for loan losses	10,454	10,137
NON-INTEREST INCOME
Service charges and other fees	876	836
Bank card income and fees	656	614
Trust department income	280	274
Real estate servicing fees, net	221	453
Gain on sale of mortgage loans, net	146	155
Other	122	75
Total non-interest income	2,301	2,407
NON-INTEREST EXPENSE
Salaries and employee benefits	6,057	5,438
Occupancy expense, net	689	619
Furniture and equipment expense	635	598
Processing, network, and bank card expense	859	1,045
Legal, examination, and professional fees	422	280
FDIC insurance assessment	154	101
Advertising and promotion	252	239
Postage, printing, and supplies	268	223
Other	918	808
Total non-interest expense	10,254	9,351
Income before income taxes	2,501	3,193
Income tax expense	411	1,093
Net income	2,090	2,100
Basic earnings per share	$0.36	$0.36
Diluted earnings per share	$0.36	$0.36

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Net income	$2,090	$2,100
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized (loss) gain on investment securities available-for-sale, net of tax	(1,715)	306
Adjustment for gain on sale of investment securities, net of tax	0	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	42	14
Total other comprehensive (loss) income	(1,673)	320
Total comprehensive income	$417	$2,420

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2016	$5,822	$41,498	$51,671	$(3,801)	$(4,173)	$91,017
Net income	0	0	2,100	0	0	2,100
Other comprehensive income	0	0	0	320	0	320
Stock based compensation expense	0	1	0	0	0	1
Purchase of treasury stock	0	0	0	0	(25)	(25)
Cash dividends declared, common stock	0	0	(336)	0	0	(336)
Balance, March 31, 2017	$5,822	$41,499	$53,435	$(3,481)	$(4,198)	$93,077

Balance, December 31, 2017	$6,047	$45,442	$50,595	$(5,662)	$(5,051)	$91,371
Net income	0	0	2,090	0	0	2,090
Other comprehensive loss	0	0	0	(1,673)	0	(1,673)
Purchase of treasury stock	0	0	0	0	(112)	(112)
Cash dividends declared, common stock	0	0	(405)	0	0	(405)
Balance, March 31, 2018	$6,047	$45,442	$52,280	$(7,335)	$(5,163)	$91,271

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$2,090	$2,100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	350
Depreciation expense	435	473
Net amortization of investment securities, premiums, and discounts	356	406
Stock based compensation expense	0	1
Change in fair value of mortgage servicing rights	(18)	(244)
Gain on sale of investment securities	(98)	0
(Gain) loss on sales and dispositions of premises and equipment	(13)	1
Gain on sales and dispositions of other real estate and repossessed assets	(2)	(50)
Provision for other real estate owned	1	32
Decrease in accrued interest receivable	297	481
Increase in cash surrender value - life insurance	(15)	(21)
Decrease in other assets	156	58
Increase (decrease) in accrued interest payable	34	(46)
Decrease in other liabilities	(989)	(742)
Origination of mortgage loans for sale	(7,587)	(7,341)
Proceeds from the sale of mortgage loans	7,587	6,789
Gain on sale of mortgage loans, net	(146)	(155)
Other, net	(50)	(49)
Net cash provided by operating activities	2,338	2,043
Cash flows from investing activities:
Net (increase) decrease in certificates of deposit in other banks	(1,352)	1,000
Net increase in loans	(16,231)	(35,523)
Purchase of available-for-sale debt securities	(28,134)	(15,346)
Proceeds from maturities of available-for-sale debt securities	9,119	9,750
Proceeds from calls of available-for-sale debt securities	1,685	4,025
Proceeds from sales of available-for-sale debt securities	25,723	0
Purchases of FHLB stock	(1,370)	(263)
Proceeds from sales of FHLB stock	2,682	200
Purchases of premises and equipment	(401)	(348)
Proceeds from sales of premises and equipment	13	0
Proceeds from sales of other real estate and foreclosed assets	224	658
Net cash used in investing activities	(8,042)	(35,847)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(546)	3,084
Net increase in interest-bearing transaction accounts	32,426	50,648
Net increase (decrease) in time deposits	22,688	(21,394)
Net increase in federal funds purchased and securities sold under agreements to repurchase	7,235	497
Repayment of FHLB advances and other borrowings	(131,055)	(38,232)
FHLB advances	94,000	36,740
Purchase of treasury stock	(112)	(25)
Cash dividends paid - common stock	(406)	(336)
Net cash provided by financing activities	24,230	30,982
Net increase (decrease) in cash and cash equivalents	18,526	(2,822)
Cash and cash equivalents, beginning of period	62,878	25,995
Cash and cash equivalents, end of period	$81,404	$23,173

See accompanying notes to the consolidated financial statements (unaudited).

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,755	$1,658
Income taxes	$0	$755
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$278	$103

See accompanying notes to the consolidated financial statements (unaudited).

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(1)	Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area. The Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following represents significant new accounting principles adopted in 2018:

Revenue from Contracts with Customers On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust department revenue, service charges and fees, debit card income, ATM surcharge income, and other real estate owned sales. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed in Footnote 16.

Financial Instruments The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. Additionally, these amendments require presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk for those liabilities measured at fair value. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for interim and annual periods beginning January 1, 2018. The adoption of the ASU's did not have a significant effect on the Company's consolidated financial statements.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): The amendment in this ASU adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this ASU are effective when a registrant adopts ASU 2016-01, which for the Company was January 1, 2018. This amendment did not have a significant effect on the Company's consolidated financial statements.

Liabilities The FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Store-Value Products, in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid store-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments are effective for interim and annual periods beginning January 1, 2018. The adoption of the ASU's did not have a significant effect on the Company's consolidated financial statements.

Pension The FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in March 2017. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, however, the Company has decided not to early adopt. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company expects to utilize the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. The adoption of the ASU's did not have a significant effect on the Company's consolidated financial statements.

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
(in thousands)	2018	2017
Commercial, financial, and agricultural	$190,720	$192,238
Real estate construction - residential	29,351	26,492
Real estate construction - commercial	105,345	98,340
Real estate mortgage - residential	250,131	246,754
Real estate mortgage - commercial	476,511	472,455
Installment and other consumer	32,268	32,153
Total loans	$1,084,326	$1,068,432

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2018, loans of $479.4 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended March 31, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,325	$170	$807	$1,689	$4,437	345	$79	$10,852
Additions:
Provision for loan losses	33	106	118	369	(421)	40	55	300
Deductions:
Loans charged off	110	48	30	20	14	57	0	279
Less recoveries on loans	(13)	(12)	0	(19)	(6)	(24)	0	(74)
Net loan charge-offs (recoveries)	97	36	30	1	8	33	0	205
Balance at end of period	$3,261	$240	$895	$2,057	$4,008	$352	$134	$10,947

	Three Months Ended March 31, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,753	$108	$413	$2,385	$3,793	274	$160	$9,886
Additions:
Provision for loan losses	(384)	(59)	166	(276)	945	72	(114)	350
Deductions:
Loans charged off	28	0	0	20	14	51	0	113
Less recoveries on loans	(19)	(50)	0	(36)	(7)	(27)	0	(139)
Net loan charge-offs (recoveries)	9	(50)	0	(16)	7	24	0	(26)
Balance at end of period	$2,360	$99	$579	$2,125	$4,731	$322	$46	$10,262

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

Beginning in the first quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years over the next two years. The Company believes that the five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, provides a representative historical loss period in the current economic environment. As of December 31, 2017, the Company utilized a five-year look-back period.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides the balance in the allowance for loan losses at March 31, 2018 and December 31, 2017, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
March 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$495	$9	$0	$580	$233	$19	$0	$1,336
Collectively evaluated for impairment	2,766	231	895	1,477	3,775	333	134	9,611
Total	$3,261	$240	$895	$2,057	$4,008	$352	$134	$10,947
Loans outstanding:
Individually evaluated for impairment	$2,738	$59	$0	$5,158	$1,978	$160	$0	$10,093
Collectively evaluated for impairment	187,982	29,292	105,345	244,973	474,533	32,108	0	1,074,233
Total	$190,720	$29,351	$105,345	$250,131	$476,511	$32,268	$0	$1,084,326

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$500	$0	$48	$521	$243	$21	$0	$1,333
Collectively evaluated for impairment	2,825	170	759	1,168	4,194	324	79	9,519
Total	$3,325	$170	$807	$1,689	$4,437	$345	$79	$10,852
Loans outstanding:
Individually evaluated for impairment	$3,007	$0	$97	$5,072	$2,004	$176	$0	$10,356
Collectively evaluated for impairment	189,231	26,492	98,243	241,682	470,451	31,977	0	1,058,076
Total	$192,238	$26,492	$98,340	$246,754	$472,455	$32,153	$0	$1,068,432

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $10.1 million and $10.4 million at March 31, 2018 and December 31, 2017, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2018 and December 31, 2017, $3.8 million and $4.0 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2018, $1.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $10.1 million compared to $1.3 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $10.4 million at December 31, 2017. Management determined that $2.0 million, or 20%, of total impaired loans required no reserve allocation at March 31, 2018 compared to $2.4 million, or 23%, at December 31, 2017 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The categories of impaired loans at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
(in thousands)	2018	2017
Non-accrual loans	$5,482	$5,672
Performing TDRs	4,611	4,684
Total impaired loans	$10,093	$10,356

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables provide additional information about impaired loans at March 31, 2018 and December 31, 2017, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
March 31, 2018
With no related allowance recorded:
Commercial, financial and agricultural	$1,091	$1,151	$0
Real estate - residential	908	955	0
Total	$1,999	$2,106	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,647	$1,960	$495
Real estate - construction residential	59	59	9
Real estate - residential	4,250	4,344	580
Real estate - commercial	1,978	2,123	233
Installment and other consumer	160	179	19
Total	$8,094	$8,665	$1,336
Total impaired loans	$10,093	$10,771	$1,336

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2017
With no related allowance recorded:
Commercial, financial and agricultural	$1,393	$1,445	$0
Real estate - residential	674	688	0
Real estate - commercial	366	395	0
Total	$2,433	$2,528	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,614	$1,834	$500
Real estate - construction commercial	97	97	48
Real estate - residential	4,398	4,500	521
Real estate - commercial	1,638	1,743	243
Consumer	176	196	21
Total	$7,923	$8,370	$1,333
Total impaired loans	$10,356	$10,898	$1,333

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2018		2017
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$906	$0	$555	$1
Real estate - construction commercial	0	0	0	0
Real estate - residential	919	3	807	4
Real estate - commercial	0	0	589	2
Installment and other consumer	0	0	40	0
Total	$1,825	$3	$1,991	$7
With an allowance recorded:
Commercial, financial and agricultural	$1,857	$8	$1,192	$11
Real estate - construction residential	15	0	0	0
Real estate - construction commercial	0	0	50	0
Real estate - residential	4,379	32	4,511	43
Real estate - commercial	2,012	15	1,494	15
Installment and other consumer	139	0	51	0
Total	$8,402	$55	$7,298	$69
Total impaired loans	$10,227	$58	$9,289	$76

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $58,000 and $76,000, for the three months ended March 31, 2018 and 2017, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2018 and December 31, 2017.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2018
Commercial, Financial, and Agricultural	$188,436	$26	$0	$2,258	$190,720
Real Estate Construction - Residential	29,292	0	0	59	29,351
Real Estate Construction - Commercial	105,176	169	0	0	105,345
Real Estate Mortgage - Residential	246,562	1,480	0	2,089	250,131
Real Estate Mortgage - Commercial	475,349	246	0	916	476,511
Installment and Other Consumer	31,730	340	38	160	32,268
Total	$1,076,545	$2,261	$38	$5,482	$1,084,326
December 31, 2017
Commercial, Financial, and Agricultural	$189,537	$192	$2	$2,507	$192,238
Real Estate Construction - Residential	25,930	287	275	0	26,492
Real Estate Construction - Commercial	98,243	0	0	97	98,340
Real Estate Mortgage - Residential	242,597	2,173	28	1,956	246,754
Real Estate Mortgage - Commercial	471,476	43	0	936	472,455
Installment and Other Consumer	31,715	239	23	176	32,153
Total	$1,059,498	$2,934	$328	$5,672	$1,068,432

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at March 31, 2018 and December 31, 2017.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Total
At March 31, 2018
Watch	$9,460	$1,227	$1,291	$8,079	$45,938	$147	$66,142
Substandard	641	462	0	2,532	725	13	4,373
Performing TDRs	481	0	0	3,068	1,062	0	4,611
Non-accrual	2,258	59	0	2,089	916	160	5,482
Total	$12,840	$1,748	$1,291	$15,768	$48,641	$320	$80,608
At December 31, 2017
Watch	$9,868	$1,459	$1,284	$9,978	$49,197	$0	$71,786
Substandard	658	462	0	2,262	723	16	4,121
Performing TDRs	500	0	0	3,116	1,068	0	4,684
Non-accrual	2,507	0	97	1,956	936	176	5,672
Total	$13,533	$1,921	$1,381	$17,312	$51,924	$192	$86,263

Troubled Debt Restructurings

At March 31, 2018, loans classified as TDRs totaled $6.3 million, of which $1.7 million were classified as nonperforming TDRs and included in non-accrual loans and $4.6 million were classified as performing TDRs. At December 31, 2017, loans classified as TDRs totaled $6.4 million, of which $1.7 million were classified as nonperforming TDRs and included in non-accrual loans and $4.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $662,000 and $577,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2018 and December 31, 2017, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2018			2017
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	1	$131	$131
Real estate mortgage - commercial	0	0	0	1	56	56
Total	0	$0	$0	2	$187	$187

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. During the three months ended March 31, 2018, no loans meeting the TDR criteria was modified compared to two loans during the three months ended March 31, 2017.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2018 and 2017, respectively, and within twelve months of their modification date. During 2018, one real estate mortgage loan went to foreclosure totaling $48,000. See Lending and Credit Management section for further information.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Other Real Estate and Repossessed Assets

	March 31,	December 31,
(in thousands)	2018	2017
Commercial	$727	$727
Real estate construction - residential	179	0
Real estate construction - commercial	12,101	12,380
Real estate mortgage - residential	348	382
Real estate mortgage - commercial	2,909	2,909
Repossessed assets	0	5
Total	$16,264	$16,403
Less valuation allowance for other real estate owned	(3,025)	(3,221)
Total other real estate and repossessed assets	$13,239	$13,182

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$16,403	$17,291
Additions	278	103
Proceeds from sales	(224)	(658)
Charge-offs against the valuation allowance for other real estate owned, net	(195)	(117)
Net gain on sales	2	50
Total other real estate and repossessed assets	$16,264	$16,669
Less valuation allowance for other real estate owned	(3,025)	(3,044)
Balance at end of period	$13,239	$13,625

At March 31, 2018, $27,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to no loans at December 31, 2017.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance, beginning of period	$3,221	$3,129
Provision for other real estate owned	(1)	32
Charge-offs	(195)	(117)
Balance, end of period	$3,025	$3,044

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2018 and December 31, 2017 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2018
U.S. Treasury	$1,981	$0	$(42)	$1,939
U.S. government and federal agency obligations	11,798		(305)	11,493
Government sponsored enterprises	38,819	0	(642)	38,177
Obligations of states and political subdivisions	42,271	42	(709)	41,604
Mortgage-backed securities:
Residential - government agencies	126,186	11	(3,690)	122,507
Total available-for-sale securities	$221,055	$53	$(5,388)	$215,720

December 31, 2017
U.S. Treasury	$1,980	$0	$(13)	$1,967
U.S. government and federal agency obligations	12,341		(268)	12,073
Government sponsored enterprises	37,321	0	(424)	36,897
Obligations of states and political subdivisions	47,019	114	(477)	46,656
Mortgage-backed securities:
Residential - government agencies	131,045	44	(2,140)	128,949
Total available-for-sale securities	$229,706	$158	$(3,322)	$226,542

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

Other Investments and securities primarily consist of Federal Home Loan Bank stock, subordinated debt equity securities, and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $9.7 million and $11.0 million as of March 31, 2018 and December 31, 2017, respectively.

Debt securities with carrying values aggregating approximately $194.3 million and $181.7 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2018, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$9,928	$9,883
Due after one year through five years	60,479	59,974
Due after five years through ten years	21,390	20,344
Due after ten years	3,072	3,012
Total	94,869	93,213
Mortgage-backed securities	126,186	122,507
Total available-for-sale securities	$221,055	$215,720

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2018
U.S. Treasury	$1,939	$(42)	$0	$0	$1,939	$(42)
U.S. government and federal agency obligations	0	0	11,493	(305)	11,493	(305)
Government sponsored enterprises	14,881	(218)	23,295	(424)	38,176	(642)
Obligations of states and political subdivisions	22,906	(260)	12,379	(449)	35,285	(709)
Mortgage-backed securities:
Residential - government agencies	53,183	(1,114)	66,854	(2,576)	120,037	(3,690)
Total	$92,909	$(1,634)	$114,021	$(3,754)	$206,930	$(5,388)

(in thousands)
At December 31, 2017
U.S. Treasury	$1,967	$(13)	$0	$0	$1,967	$(13)
U.S. government and federal agency obligations	0	0	12,073	(268)	12,073	(268)
Government sponsored enterprises	16,471	(119)	20,426	(305)	36,897	(424)
Obligations of states and political subdivisions	22,013	(165)	12,570	(312)	34,583	(477)
Mortgage-backed securities:
Residential - government agencies	52,829	(488)	69,580	(1,652)	122,409	(2,140)
Total	$93,280	$(785)	$114,649	$(2,537)	$207,929	$(3,322)

The total available for sale portfolio consisted of approximately 341 securities at March 31, 2018. The portfolio included 298 securities having an aggregate fair value of $206.9 million that were in a loss position at March 31, 2018. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $114.0 million at fair value. The $5.4 million aggregate unrealized loss included in accumulated other comprehensive income at March 31, 2018 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 355 securities at December 31, 2017. The portfolio included 280 securities having an aggregate fair value of $207.9 million that were in a loss position at December 31, 2017. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer had a fair value of $114.6 million at December 31, 2017. The $3.3 million aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2017 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at March 31, 2018 and December 31, 2017, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gains realized on sales	$98	$0
Losses realized on sales	0	0
Other-than-temporary impairment recognized	0	0
Investment securities gains	$98	$0

(5)	Intangible Assets

Mortgage Servicing Rights

At March 31, 2018, the Company was servicing approximately $283.1 million of loans sold to the secondary market compared to $285.8 million at December 31, 2017, and $291.0 million at March 31, 2017. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $203,000 for the three ended March 31, 2018 compared to $209,000 for the three months ended March 31, 2017, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$2,713	$2,584
Originated mortgage servicing rights	50	49
Changes in fair value:
Due to change in model inputs and assumptions (1)	103	375
Other changes in fair value (2)	(85)	(131)
Balance at end of period	$2,781	$2,877

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Weighted average constant prepayment rate	9.07%	8.29%
Weighted average note rate	3.87%	3.85%
Weighted average discount rate	10.39%	9.72%
Weighted average expected life (in years)	6.20	6.50

(6)	Federal funds purchased and securities sold under agreements to repurchase

	March 31,	December 31,
	2018	2017
Federal funds purchased	$0	$0
Repurchase agreements	34,795	27,560
Total	$34,795	$27,560

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At March 31, 2018
U.S. Treasury	$1,948	$0	$0	$1,948
U.S. government and federal agency obligations	2,987	0	0	2,987
Government sponsored enterprises	9,220	0	0	9,220
Asset-backed securities	20,640	0	0	20,640
Total	$34,795	$0	$0	$34,795

At December 31, 2017
U.S. Treasury	$1,964	$0	$0	$1,964
U.S. government and federal agency obligations	2,977	0	0	2,977
Government sponsored enterprises	8,382	0	0	8,382
Asset-backed securities	14,237	0	0	14,237
Total	$27,560	$0	$0	$27,560

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 16.43% for the three months ended March 31, 2018 compared to 34.2% for the three months ended March 31, 2017. The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. The Company’s tax rate is lower than the federal statutory rate primarily as a result of tax-exempt income. The decrease in tax rate quarter over quarter is primarily due a decrease in the federal corporate tax rate and the Company’s additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Cuts and Jobs Act have not been finalized as of March 31, 2018. The Company expects to finalize those adjustments within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB’s ASC Topic 740, Income Taxes. The impact of the Tax Cuts and Jobs Act is expected to require further adjustments in 2018 due to anticipated additional guidance from the U.S. Department of the Treasury, changes in our assumptions, completion of 2017 U.S. tax returns and further information and interpretations that become available.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. With the exception of certain capital losses generated during 2013 and 2014, it is management’s opinion that the Company will more likely than not realize the benefits of these temporary differences as of March 31, 2018 and, therefore, only established a valuation reserve against the Company’s capital loss carry forward. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. As indicated above, the Company generated approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests. The capital losses will expire between 2018 and 2019, and it is management’s opinion that it is more likely than not that the Company will not generate the capital gain income necessary to utilize the capital loss carry forwards before the capital losses expire. As such, the Company has established a $46,000 valuation reserve against its capital loss carry forward deferred tax asset.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For the three months ended March 31, 2018 and 2017, the Company did not have any uncertain tax provisions.

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following details the change in the components of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	(Loss) Income
Balance at beginning of period	$(2,500)	$(3,162)	$(5,662)
Other comprehensive (loss) income, before reclassifications	(2,171)	54	(2,117)
Amounts reclassified from accumulated other comprehensive (loss) income	0	0	0
Current period other comprehensive (loss) income, before tax	(2,171)	54	(2,117)
Income tax expense (benefit)	456	(12)	444
Current period other comprehensive (loss) income, net of tax	(1,715)	42	(1,673)
Balance at end of period	$(4,215)	$(3,120)	$(7,335)

	Three months ended March 31, 2017
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(1,936)	$(1,865)	$(3,801)
Other comprehensive income, before reclassifications	493	22	515
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0
Current period other comprehensive income, before tax	493	22	515
Income tax expense	(187)	(8)	(195)
Current period other comprehensive income, net of tax	306	14	320
Balance at end of period	$(1,630)	$(1,851)	$(3,481)

(1) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2018	2017
Payroll taxes	$351	$356
Medical plans	548	426
401k match and profit sharing	186	250
Periodic pension cost	405	336
Other	15	16
Total employee benefits	$1,505	$1,384

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

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company expects to make a pension contribution in the amount of $1.8 million in the second quarter of 2018. The 2018 minimum required contribution is $1.0 million. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan. Certain individuals hired by the Company before July 1, 2017 are also not eligible to participate in the plan. Beginning in 2019, the Company anticipates that there may be a small reduction in the overall liability and service cost resulting from the closure of the plan to new entrants.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2018	2017
Service cost - benefits earned during the year	$1,620	$1,343
Interest costs on projected benefit obligations (a)	1,033	1,009
Expected return on plan assets (a)	(1,267)	(1,124)
Expected administrative expenses (a)	93	88
Amortization of prior service cost (a)	79	79
Amortization of unrecognized net loss (a)	138	11
Net periodic pension cost	$1,696	$1,406
Net periodic pension cost for the three months ended March 31, (actual)	$405	$336

(a) The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

(10)	Stock Compensation

The Company’s has one equity compensation plan for its employees pursuant to which options were granted.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	20,103	$14.77
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	0	0.00
Outstanding, March 31, 2018	20,103	$14.77	0.48	$117,992
Exercisable, March 31, 2018	20,103	$14.77	0.48	$117,992

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2017.

Total stock-based compensation expense was $0 and $1,000 for the three months ended March 31, 2018 and 2017, respectively. As of December 31, 2017, there was no remaining unrecognized compensation expense related to non-vested stock awards. The Plan expired on February 28, 2010, except as to outstanding options under the Plan, and no further options may be granted pursuant to the Plan.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Basic earnings per share:
Net income available to shareholders	$2,090	$2,100
Basic earnings per share	$0.36	$0.36
Diluted earnings per share:
Net income available to shareholders	$2,090	$2,100
Average shares outstanding	5,797,134	5,839,850
Effect of dilutive stock options	5,720	4,916
Average shares outstanding including dilutive stock options	5,802,854	5,844,766
Diluted earnings per share	$0.36	0.36

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

Notes to the Consolidated Financial Statements

(Unaudited)

Options to purchase 0 and 21,621 shares during the three months ended March 31, 2018 and 2017, respectively, were not included in the respective computations of diluted earnings per share because the exercise price of the option, when combined with the effect of the unamortized compensation expense, was greater than the average market price of the common shares and were considered anti-dilutive.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan (the plan) to purchase through open market transactions up to $2.0 million market value of the Company’s common stock. On August 8, 2017, the Board authorized the repurchase of an additional $1.5 million market value of the Company’s common stock. As of March 31, 2018, the Company had repurchased a total of 92,509 shares of common stock pursuant to the plan at an average price of $17.80 per share, including 5,468 shares of common stock repurchased pursuant to the plan during the three months ended March 31, 2018 at an average price of $20.51 per share. At March 31, 2018, approximately $1.8 million remained available for the purchase of shares under the plan. The current plan expires September 8, 2018 unless renewed.

(12)	Fair Value Measurements

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows. As of March 31, 2018 and December 31, 2017, respectively, there were no transfers into or out of Levels 1-3.

The fair value hierarchy is as follows:

Level 1 – Inputs are unadjusted quoted prices for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

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

In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Financial Statements. Nonfinancial assets measured at fair value on a nonrecurring basis would include foreclosed real estate, long-lived assets, and core deposit intangible assets, which are reviewed when circumstances or other events indicate that impairment may have occurred.

Valuation Methods for Assets and Labilities Measured at Fair Value on a Recurring Basis

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

	Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Assets:
U.S. Treasury	$1,939	$1,939	0	$0
U.S. government and federal agency obligations	11,493	0	11,493	0
Government sponsored enterprises	38,177	0	38,177	0
Obligations of states and political subdivisions	41,604	0	41,604	0
Mortgage-backed securities	122,507	0	122,507	0
Mortgage servicing rights	2,781	0	0	2,781
Total	$218,501	$1,939	$213,781	$2,781
December 31, 2017
Assets:
U.S. Treasury	$1,967	$1,967	0	$0
U.S. government and federal agency obligations	12,073	0	12,073	0
Government sponsored enterprises	36,897	0	36,897	0
Obligations of states and political subdivisions	46,656	0	46,656	0
Mortgage-backed securities	128,949	0	128,949	0
Mortgage servicing rights	2,713	0	0	2,713
Total	$229,255	$1,967	$224,575	$2,713

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
(in thousands)	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$2,713	$2,584
Total gains or losses (realized/unrealized):
Included in earnings	18	244
Included in other comprehensive income	0	0
Purchases	0	0
Sales	0	0
Issues	50	49
Settlements	0	0
Balance at end of period	$2,781	$2,877

The change in valuation of mortgage servicing rights arising from inputs and assumptions increased $103,000 and $375,000 for the three months ended March 31, 2018 and 2017, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
	Valuation Technique	Unobservable Inputs	Input Value
			Three Months Ended March 31,
			2018	2017
Mortgage servicing rights	Discounted cash flows	Weighted average constant prepayment rate	9.07%	8.29%
		Weighted average note rate	3.87%	3.85%
		Weighted average discount rate	10.39%	9.72%
		Weighted average expected life (in years)	6.20	6.50

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2018, the Company identified $3.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $952,000. Related to these loans, there was $57,000 in charge-offs recorded during the three months ended March 31, 2018. As of March 31, 2017, the Company identified $2.5 million in collateral dependent impaired loans that had specific allowances for losses aggregating $677,000. Related to these loans, there was $20,000 in charge-offs recorded during the three months ended March 31, 2017.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Other Real Estate and Foreclosed Assets

Other real estate owned (OREO) and foreclosed assets consisted of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets initially are carried at fair value of the collateral less estimated selling costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on the Company’s historical knowledge, changes in market conditions from the time of appraisal or other information available. During the holding period, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

	Fair Value Measurements Using
		Quoted Prices			Three
		in Active			Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31,
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2018
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,369	$0	$0	$1,369	$0
Real estate construction - commercial	0	0	0	0	(27)
Real estate mortgage - residential	886	0	0	886	0
Real estate mortgage - commercial	595	0	0	595	(20)
Consumer	0	0	0	0	(10)
Total	$2,850	$0	$0	$2,850	$(57)
Other real estate and foreclosed assets	$13,239	$0	$0	$13,239	$1

March 31, 2017
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$339	$0	$0	$339	$(1)
Real estate mortgage - residential	1,261	0	0	1,261	(3)
Real estate mortgage - commercial	220	0	0	220	(4)
Consumer	0	0	0	0	(12)
Total	$1,820	$0	$0	$1,820	$(20)
Other real estate and foreclosed assets	$13,625	$0	$0	$13,625	$15

* Total gains (losses) reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

(13)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Loans

Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, and consumer. Each loan category is further segmented into fixed and variable interest rate categories. The fair value of loans is estimated by using the future value of discounted cash flows using comparable market rates for similar types of loan products and adjusted for market factors. The discount rates used are estimated using comparable market rates for similar types of loan products adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

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

Federal Funds Sold, Cash, and Due from Banks

The carrying amounts of short-term federal funds sold, interest earning deposits with banks, and cash and due from banks approximate fair value. Federal funds sold classified as short-term generally mature in 90 days or less.

Certificates of Deposit in other banks

Certificates of deposit are other investments made by the Company with other financial institutions that are carried at cost

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

Notes to the Consolidated Financial Statements

(Unaudited)

Securities Sold under Agreements to Repurchase

For securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

Subordinated Notes and Other Borrowings

The fair value of subordinated notes and other borrowings is based on the discounted value of contractual cash-flows. The discount rate is estimated using the rates currently offered for other borrowed money of similar remaining maturities.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017 is as follows:

			March 31, 2018
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2018		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$15,955	$15,955	$15,955	$0	$0
Federal funds sold and overnight interest-bearing deposits	65,449	65,449	65,449	0	0
Certificates of deposit in other banks	4,812	4,812	4,812	0	0
Investment in available-for-sale securities	215,720	215,720	1,939	213,781	0
Loans, net	1,073,379	1,055,059	0	0	1,055,059
Investment in FHLB stock	5,078	5,078	0	5,078	0
Mortgage servicing rights	2,781	2,781	0	0	2,781
Cash surrender value - life insurance	2,499	2,499	0	2,499	0
Accrued interest receivable	5,330	5,330	5,330	0	0
	$1,391,003	$1,372,683	$93,485	$221,358	$1,057,840
Liabilities:
Deposits:
Non-interest bearing demand	$244,834	$244,834	$244,834	$0	$0
Savings, interest checking and money market	616,894	616,894	616,894	0	0
Time deposits	318,652	315,994	0	0	315,994
Federal funds purchased and securities sold under agreements to repurchase	34,795	34,795	34,795	0	0
Federal Home Loan Bank advances and other borrowings	84,327	83,944	0	83,944	0
Subordinated notes	49,486	42,166	0	42,166	0
Accrued interest payable	588	588	588	0	0
	$1,349,576	$1,339,215	$897,111	$126,110	$315,994

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2017
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2017		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$23,325	$23,325	$23,325	$0	$0
Federal funds sold and overnight interest-bearing deposits	39,553	39,553	39,553	0	0
Certificates of deposit in other banks	3,460	3,460	3,460	0	0
Investment in available-for-sale securities	226,542	226,542	1,967	224,575	0
Loans, net	1,057,580	1,058,153	0	0	1,058,153
Investment in FHLB stock	6,390	6,390	0	6,390	0
Mortgage servicing rights	2,713	2,713	0	0	2,713
Cash surrender value - life insurance	2,484	2,484	0	2,484	0
Accrued interest receivable	5,627	5,627	5,627	0	0
	$1,367,674	$1,368,247	$73,932	$233,449	$1,060,866
Liabilities:
Deposits:
Non-interest bearing demand	$245,380	$245,380	$245,380	$0	$0
Savings, interest checking and money market	584,468	584,468	584,468	0	0
Time deposits	295,964	294,778	0	0	294,778
Federal funds purchased and securities sold under agreements to repurchase	27,560	27,560	27,560	0	0
Federal Home Loan Bank advances and other borrowings	121,382	121,291	0	121,291	0
Subordinated notes	49,486	39,692	0	39,692	0
Accrued interest payable	554	554	554	0	0
	$1,324,794	$1,313,723	$857,962	$160,983	$294,778

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both March 31, 2018 and December 31, 2017. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At March 31, 2018, the Company was servicing 2,743 loans sold to the secondary market with a balance of approximately $283.1 million compared to 2,773 loans sold with a balance of approximately $285.8 million at December 31, 2017.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of year	$160	$160
Provision for repurchase liability	0	0
Reimbursement of expenses	0	0
Balance at end of year	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2018, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	March 31,	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$228,595	$238,527
Commitments to originate residential first and second mortgage loans	3,490	1,471
Standby letters of credit	76,479	74,004
Total	308,564	314,002

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2018.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(16)	Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 Summary of Significant Accounting Policies, the implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in the scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust department revenue, service charges and fees, debit card income, ATM surcharge income, and sales of other real estate owned. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed below.

Trust Department Revenue

Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, Exchange, and Other Service Charges

Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Gains/Losses on Sales of Other Real Estate Owned (OREO)

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. No OREO sales for the three months ended March 31, 2018 and two sales for the three months ended March 31, 2017 were financed by the Bank, which financings were consistent with market terms.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	competitive pressures among financial services companies may increase significantly,
•	changes in the interest rate environment may reduce interest margins,
•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•	increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•	costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected,
•	legislative, regulatory, or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged, and
•	changes may occur in the securities markets.

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.5 billion in assets at March 31, 2018, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2018 and 2017, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended
	March 31,
(In thousands, except per share data)	2018	2017
Per Share Data
Basic earnings per share	$0.36	$0.36
Diluted earnings per share	0.36	0.36
Dividends paid on common stock	406	336
Book value per share	15.74	15.94
Market price per share	20.64	20.29
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.60%	0.65%
Return on stockholders' equity	9.32%	9.23%
Stockholders' equity to total assets	6.41%	7.01%
Efficiency ratio (1)	78.54%	72.52%

(Based on end-of-period data)
Stockholders' equity to assets	6.28%	7.05%
Total risk-based capital ratio	12.87%	13.60%
Tier 1 risk-based capital ratio	10.61%	11.25%
Common equity Tier 1 capital	8.04%	8.47%
Tier 1 leverage ratio (2)	9.17%	9.74%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change	% Change

Net interest income	$10,754	$10,487	$267	2.5%
Provision for loan losses	300	350	(50)	(14.3)
Noninterest income	2,301	2,407	(106)	(4.4)
Noninterest expense	10,254	9,351	903	9.7
Income before
income taxes	2,501	3,193	(692)	(21.7)
Income tax expense	411	1,093	(682)	(62.4)
Net income	$2,090	$2,100	$(10)	(0.5)%

Consolidated net income of $2.1 million, or $0.36 per diluted share, was consistent for both the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, the return on average assets was 0.60%, the return on average stockholders’ equity was 9.32%, and the efficiency ratio was 78.54%.

Net interest income was $10.8 million for the three months ended March 31, 2018 compared to $10.5 million for the three months ended March 31, 2017. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.29% for the three months ended March 31, 2018, compared to 3.48% for the three months ended March 31, 2017. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $300,000 provision for loan losses was recorded for the three months ended March 31, 2018 compared to a $350,000 provision for the three months ended March 31, 2017.

The Company’s net charge-offs were $205,000, or 0.02% of average loans, for the three months ended March 31, 2018 compared to net recoveries of $26,000, or 0.00% of average loans, for the three months ended March 31, 2017. Non-performing loans totaled $10.1 million, or 0.93% of total loans, at March 31, 2018 compared to $10.7 million, or 1.00% of total loans, at December 31, 2017, and $9.4 million, or 0.93% of total loans, at March 31, 2017. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $106,000, or 4.4%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $903,000, or 9.7%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
(In thousands)	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$190,698	$2,257	4.80%	$182,548	$2,062	4.58%
Real estate construction - residential	28,470	342	4.87	19,307	215	4.52
Real estate construction - commercial	101,856	1,172	4.67	66,214	720	4.41
Real estate mortgage - residential	247,579	2,859	4.68	260,551	2,922	4.55
Real estate mortgage - commercial	471,927	5,360	4.61	433,152	4,894	4.58
Consumer	32,342	293	3.67	30,234	300	4.02
Total loans	$1,072,872	$12,283	4.64%	$992,006	$11,113	4.54%
Investment securities: (3)

U.S. Treasury	$17,502	$60	1.39%	$0	$0	0.00%
U.S. government and federal agency obligations	49,399	190	1.56	45,410	156	1.39
Obligations of states and political subdivisions	44,807	270	2.44	43,733	249	2.31
Mortgage-backed securities	125,453	680	2.20	124,321	582	1.90
Total investment securities	$237,161	$1,200	2.05%	$213,464	$987	1.88%
Other investments and securities, at cost	9,910	110	4.50	9,785	90	3.73
Federal funds sold and interest bearing deposits in other financial institutions	24,573	106	1.75	21,657	48	0.90
Total interest earning assets	$1,344,516	$13,699	4.13%	$1,236,912	$12,238	4.01%
All other assets	85,116			90,264
Allowance for loan losses	(10,916)			(10,003)
Total assets	$1,418,716			$1,317,173
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$243,245	$533	0.89%	$216,075	$232	0.44%
Savings	94,356	12	0.05	99,828	12	0.05
Commercial	1,604	4	1.01	1,655	2	0.49
Money market	265,994	535	0.82	199,698	143	0.29
Time deposits	289,970	649	0.91	296,357	471	0.64
Total interest bearing deposits	$895,169	$1,733	0.79%	$813,613	$860	0.43%
Federal funds purchased and securities sold under agreements to repurchase	43,060	171	1.61	29,078	22	0.31
Federal Home Loan advances and other	93,041	395	1.72	92,578	322	1.41
Subordinated notes	49,486	491	4.02	49,486	408	3.34
Total borrowings	$185,587	$1,057	2.31%	$171,142	$752	1.78%
Total interest bearing liabilities	$1,080,756	$2,790	1.05%	$984,755	$1,612	0.66%
Demand deposits	234,129			228,765
Other liabilities	12,892			11,322
Total liabilities	1,327,777			1,224,842
Stockholders' equity	90,939			92,331
Total liabilities and stockholders' equity	$1,418,716			$1,317,173
Net interest income (FTE)		10,909			10,626
Net interest spread			3.08%			3.35%
Net interest margin			3.29%			3.48%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21% and 34%, net of nondeductible interest expense for the three months ended March 31, 2018 and 2017 respectively. Such adjustments totaled $155,000 and $139,000 for the three months ended March 31, 2018 and 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2018 vs. 2017
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$195	$94	$101
Real estate construction - residential	127	109	18
Real estate construction - commercial	452	408	44
Real estate mortgage - residential	(63)	(148)	85
Real estate mortgage - commercial	466	440	26
Consumer	(7)	20	(27)
Investment securities: (3)
U.S. Treasury	60	55	5
U.S. government and federal agency obligations	34	15	19
Obligations of states and political subdivisions	21	6	15
Mortgage-backed securities	98	5	93
Other investments and securities, at cost	20	1	19
Federal funds sold and interest bearing deposits in other financial institutions	58	7	51
Total interest income	1,461	1,012	449
Interest expense:
NOW accounts	301	32	269
Savings	0	(1)	1
Commercial	2	0	2
Money market	392	60	332
Time deposits	178	(10)	188
Federal funds purchased and securities sold under agreements to repurchase	149	16	133
Federal Home Loan Bank advances and other	73	2	71
Subordinated notes	83	0	83
Total interest expense	1,178	99	1,079
Net interest income on a fully taxable equivalent basis	$283	$913	$(630)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21% and 34%, net of nondeductible interest expense for the three month ended March 31, 2018 and 2017, respectively. Such adjustments totaled $155,000 and $139,000 for the three months ended March 31, 2018 and 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, reflected an increase in net interest income, on a tax equivalent basis, of $283,000, or 2.66%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.29% for the three months ended March 31, 2018 compared to 3.48% for the three months ended March 31, 2017. Although net interest income increased primarily due to an increase in average earning assets, net interest margin decreased due to the cost of interest bearing liabilities repriced faster than the rate earned on interest bearing assets.

Average interest-earning assets increased $107.6 million, or 8.70%, to $1.34 billion for the three months ended March 31, 2018 compared to $1.24 billion for the three months ended March 31, 2017, and average interest bearing liabilities increased $96.0 million, or 9.75%, to $1.1 million for the three months ended March 31, 2018 compared to $984.8 million for the three months ended March 31, 2017.

Total interest income (expressed on a fully taxable equivalent basis) was $13.7 million for the three months ended March 31, 2018 compared to $12.2 million for the three months ended March 31, 2017. The Company’s rates earned on interest earning assets were 4.13% for the three months ended March 31, 2018 compared to 4.01% for the three months ended March 31, 2017.

Interest income on loans increased to $12.3 million for the three months ended March 31, 2018 compared to $11.1 million for the three months ended March 31, 2017.

Average loans outstanding increased $80.9 million, or 8.15%, to $1.1 billion for the three months ended March 31, 2018 compared to $992.0 million for the three months ended March 31, 2017. The average yield on loans receivable increased to 4.64% for the three months ended March 31, 2018 compared to 4.54% for the three months ended March 31, 2017. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $2.8 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017. The Company’s rates paid on interest bearing liabilities was 1.05% for the three months ended March 31, 2018 compared to 0.66% for the three months ended March 31, 2017. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $1.7 million for the three months ended March 31, 2018 compared to $860,000 for the three months ended March 31, 2017.

Average interest bearing deposits increased $81.6 million, or 10.02%, to $895.2 million for the three months ended March 31, 2018 compared to $813.6 million for the three months ended March 31, 2017. The increase was primarily due to a new money market product that brought in new deposits in addition to new public funds. The average cost of deposits increased to 0.79% for the three months ended March 31, 2018 compared to 0.43% for the three months ended March 31, 2017. The increase was primarily due to the rate paid on the new money market product and generally higher market interest rates during the current quarter versus the prior year quarter ended March 31, 2017.

Interest expense on borrowings increased to $1.1 million for the three months ended March 31, 2018 compared to $752,000 for the three months ended March 31, 2017. Average borrowings increased to $185.6 million for the three months ended March 31, 2018 compared to $171.1 million for the three months ended March 31, 2017. The primary increase in average borrowings resulted from FHLB advances to fund loan growth and a tax initiative involving a short sale of a U.S. Treasury security funded by a repurchase agreement. The average cost of borrowings increased to 2.31% for the three months ended March 31, 2018 compared to 1.78% for the three months ended March 31, 2017. The increase in cost of funds, primarily resulted from higher interest rates and the additional interest cost of the repurchase agreement related to the short sale. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change	% Change
Non-interest Income
Service charges and other fees	$876	$836	$40	4.8%
Bank card income and fees	656	614	42	6.8
Trust department income	280	274	6	2.2
Real estate servicing fees, net	221	453	(232)	(51.2)
Gain on sales of mortgage loans, net	146	155	(9)	(5.8)
Other	122	75	47	62.7
Total non-interest income	$2,301	$2,407	$(106)	(4.4)%

Non-interest income as a % of total revenue *	17.6%	18.7%

* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $106,000, or 4.4%, to $2.3 million for the three months ended March 31, 2018 compared to $2.4 million for the three months ended March 31, 2017.

Real estate servicing fees, net of the change in valuation of mortgage serving rights decreased $232,000 to $221,000 for the three months ended March 31, 2018 compared to $453,000 for the three months ended March 31, 2017 primarily due to a $226,000 decrease in the change in fair value quarter over quarter. This change in value is primarily the result of market-driven changes in interest rates and prepayment speeds.

Mortgage loan servicing fees earned on loans sold were $203,000 for the three months ended March 31, 2018 compared to $209,000 for the three months ended March 31, 2017. The Company was servicing $283.1 million of mortgage loans at March 31, 2018 compared to $285.8 million and $291.0 million at December 31, 2017 and March 31, 2017, respectively.

Gain on sales of mortgage loans decreased $9,000, or 5.8%, to $146,000 for the three months ended March 31, 2018 compared to $155,000 for the three months ended March 31, 2017. The decrease quarter over quarter was primarily due to an increase in loan origination costs. The Company sold loans of $7.6 million for the three months ended March 31, 2018 compared to $6.8 million for the three months ended March 31, 2017.

Other Income increased $47,000, or 62.7%, to $122,000 for the three months ended March 31, 2018 compared to $75,000 for the three months ended March 31, 2017 primarily due to a gain on the sale of investment securities partially offset by a decrease in brokerage income.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change	% Change
Non-interest Expense
Salaries	$4,552	$4,054	$498	12.3%
Employee benefits	1,505	1,384	121	8.7
Occupancy expense, net	689	619	70	11.3
Furniture and equipment expense	635	598	37	6.2
Processing expense, network and bank card expense	859	1,045	(186)	(17.8)
Legal, examination, and professional fees	422	280	142	50.7
FDIC insurance assessment	154	101	53	52.5
Advertising and promotion	252	239	13	5.4
Postage, printing, and supplies	268	223	45	20.2
Other	918	808	110	13.6
Total non-interest expense	$10,254	$9,351	$903	9.7%
Efficiency ratio *	78.5%	72.5%
Number of full-time equivalent employees	339	333

*	Efficiency ratio is calculated as non-interest expense as a percent of revenue.

Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $903,000, or 9.7%, to $10.3 million for the three months ended March 31, 2018 compared to $9.4 million for the three months ended March 31, 2017.

Salaries increased $498,000, or 12.3%, to $4.6 million for the three months ended March 31, 2018 compared to $4.1 million for the three months ended March 31, 2017. The increase was primarily due to a bonus that was paid in February 2018 to all eligible full-time and part-time employees as a result of the expected tax savings from the new tax reform.

Employee benefits increased $121,000, or 8.7%, to $1.5 million for the three months ended March 31, 2018 compared to $1.4 million for the three months ended March 31, 2017. The increase was primarily due to an increase in medical plan premiums effective July 1, 2017.

Occupancy expense increased $70,000, or 11.3%, to $689,000 for the three months ended March 31, 2018 compared to $619,000 for the three months ended March 31, 2017. The increase was primarily due to increased building repairs and maintenance, utilities, and real estate tax accruals.

Processing, network, and bank card expense decreased $186,000, or 17.8%, to $859,000 for the three months ended March 31, 2018 compared to $1.0 million for the three months ended March 31, 2017. The decrease was primarily due to additional one-time costs associated with a corporate wide network upgrade and changes in processing service providers during 2017.

Legal, examination, and professional fees increased $142,000, or 50.7%, to $422,000 for the three months ended March 31, 2018 compared to $280,000 for the three months ended March 31, 2017. The increase was primarily related to an increase in consulting fees related to tax planning initiatives and audit fees partially offset by a decrease in legal fees.

FDIC insurance assessment increased $53,000, or 52.5%, to $154,000 for the three months ended March 31, 2018 compared to $101,000 for the three months ended March 31, 2017. The increase is primarily due to an increase in the Company’s total assessment base quarter over quarter.

Postage, printing, and supplies increased $45,000, or 20.2%, to $268,000 for the three months ended March 31, 2018 compared to $223,000 for the three months ended March 31, 2017. The increase was primarily due to an increase in stationary and supplies.

Other expense increased $110,000, or 13.6%, to $918,000 for the three months ended March 31, 2018 compared to $808,000 for the three months ended March 31, 2017. The increase was primarily due to an increase in loan expense, correspondent bank and deposit fees, and miscellaneous charged off items.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 16.4% for the quarter ended March 31, 2018 compared to 34.2% for the quarter ended March 31, 2017. The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. The Company’s tax rate is lower than the federal statutory rate primarily as a result of tax-exempt income. The decrease in tax rate quarter over quarter is primarily due a decrease in the federal corporate tax rate and the Company’s additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Cuts and Jobs Act have not been finalized as of March 31, 2018. The Company expects to finalize those adjustments within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB’s ASC Topic 740, Income Taxes. The impact of the Tax Cuts and Jobs Act is expected to require further adjustments in 2018 due to anticipated additional guidance from the U.S. Department of the Treasury, changes in our assumptions, completion of 2017 U.S. tax returns and further information and interpretations that become available.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 73.9% of total assets as of March 31, 2018 compared to 74.0% as of December 31, 2017.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Commercial, financial, and agricultural	$190,720	$192,238
Real estate construction - residential	29,351	26,492
Real estate construction - commercial	105,345	98,340
Real estate mortgage - residential	250,131	246,754
Real estate mortgage - commercial	476,511	472,455
Installment loans to individuals	32,268	32,153
Total loans	$1,084,326	$1,068,432
Percent of categories to total loans:
Commercial, financial, and agricultural	18.1%	18.0%
Real estate construction - residential	2.0	2.5
Real estate construction - commercial	6.9	9.2
Real estate mortgage - residential	26.1	23.1
Real estate mortgage - commercial	43.8	44.2
Installment loans to individuals	3.1	3.0
Total	100.0%	100.0%

The Company extends credit to its local community market through traditional real estate mortgage products. The Company does not participate in extending credit to sub-prime residential real estate markets. The Company does not lend funds for transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2018, the Company sold approximately $7.6 million of loans to investors compared to $6.8 million for the three months ended March 31, 2017. At March 31, 2018, the Company was servicing approximately $283.1 million of loans sold to the secondary market compared to $285.8 million at December 31, 2017, and $291.0 million at March 31, 2017.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	March 31,	December 31,
(In thousands)	2018	2017
Nonaccrual loans:
Commercial, financial, and agricultural	$2,258	$2,507
Real estate construction - residential	59	0
Real estate construction - commercial	0	97
Real estate mortgage - residential	2,089	1,956
Real estate mortgage - commercial	916	936
Installment and other consumer	160	176
Total	$5,482	$5,672
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$2
Real estate construction - residential	0	275
Real estate mortgage - residential	0	28
Installment and other consumer	38	23
Total	$38	$328
Performing troubled debt restructurings	4,611	4,684
Total nonperforming loans	10,131	10,684
Other real estate owned and repossessed assets	13,239	13,182
Total nonperforming assets	$23,370	$23,866

Loans	$1,084,326	$1,068,432
Allowance for loan losses to loans	1.01%	1.02%
Nonperforming loans to loans	0.93%	1.00%
Allowance for loan losses to
nonperforming loans	108.05%	101.57%
Allowance for loan losses to nonperforming loans, excluding performing TDR's	198.32%	180.87%
Nonperforming assets to loans, other real estate owned and repossessed assets	2.13%	2.21%

Total nonperforming assets totaled $23.4 million at March 31, 2018 compared to $23.9 million at December 31, 2017. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $10.1 million, or 0.93%, of total loans at March 31, 2018 compared to $10.7 million, or 1.00%, of total loans at December 31, 2017. Non-accrual loans included $1.7 million of loans classified as TDRs at both March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, approximately $4.4 million and $4.1 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2018 and December 31, 2017, respectively.

Total non-accrual loans at March 31, 2018 decreased $190,000, or 3.3%, to $5.5 million compared to $5.7 million at December 31, 2017. This decrease primarily consisted of a decrease in commercial, financial, and agricultural loans and a decrease in real estate construction – commercial loans, partially offset by an increase in real estate mortgage - residential loans, and real estate construction – residential loans.

Loans past due 90 days and still accruing interest at March 31, 2018, were $38,000 compared to $328,000 at December 31, 2017. Other real estate and repossessed assets were $13.2 million at both March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, $278,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $103,000 during the three months ended March 31, 2017.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2018			December 31, 2017
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	6	$481	$19	6	$500	$20
Real estate mortgage - residential	11	3,068	269	11	3,116	236
Real estate mortgage - commercial	2	1,062	72	2	1,068	109
Total performing TDRs	19	$4,611	$360	19	$4,684	$365
Nonperforming TDRs
Commercial, financial and agricultural	4	$827	$103	4	$838	$41
Real estate mortgage - residential	3	242	60	4	290	61
Real estate mortgage - commercial	4	581	139	4	589	110
Total nonperforming TDRs	11	$1,650	$302	12	$1,717	$212
Total TDRs	30	$6,261	$662	31	$6,401	$577

At March 31, 2018, loans classified as TDRs totaled $6.3 million, with $662,000 of specific reserves, of which $1.7 million were classified as nonperforming TDRs and $4.6 million were classified as performing TDRs. This compared to $6.4 million of loans classified as TDRs, with $577,000 of specific reserves, of which $1.7 million were classified as nonperforming TDRs and $4.7 million were classified as performing TDRs at December 31, 2017. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2017 to March 31, 2018 was primarily due to one TDR totaling $48,000 that went to foreclosure and $95,000 of payments on TDR’s received.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2018	2017
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,261	$3,325
Real estate construction - residential	240	170
Real estate construction - commercial	895	807
Real estate mortgage - residential	2,057	1,689
Real estate mortgage - commercial	4,008	4,437
Installment and other consumer	352	345
Unallocated	134	79
Total	$10,947	$10,852

The allowance for loan losses (ALL) was $10.9 million, or 1.01%, of loans outstanding at March 31, 2018 compared to $10.9 million, or 1.02%, at December 31, 2017, and $10.3 million, or 1.02%, of loans outstanding at March 31, 2017. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDR’s, was 198.32% at March 31, 2018, compared to 180.87% at December 31, 2017.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2018	2017
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,336	$1,333
Collectively evaluated for impairment - general reserves	9,611	9,519
Total	$10,947	$10,852

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2018, $1.3 million of the Company’s ALL was allocated to impaired loans totaling approximately $10.1 million compared to $1.3 million of the Company’s ALL allocated to impaired loans totaling approximately $10.4 million at December 31, 2017. Management determined that $2.0 million, or 20%, of total impaired loans required no reserve allocation at March 31, 2018 compared to $2.4 million, or 23%, at December 31, 2017 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying loss rates to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type. Beginning in the first quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years by December 31, 2017. The Company believes that the five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, provides a representative historical loss period in the current economic environment. These historical loss rates for each risk group are used as the starting point to determine loss rates for measurement purposes. The historical loan loss rates are multiplied by loss emergence periods (LEP) which represent the estimated time period between a borrower first experiencing financial difficulty and the recognition of a loss.

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

Provision

A $300,000 provision was required for the three months ended March 31, 2018 compared to a $350,000 provision for the three months ended March 31, 2017. The decrease was primarily due to loan growth slowing during the current quarter compared to the quarter ended March 31, 2017.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Analysis of allowance for loan losses:
Balance beginning of period	$10,852	$9,886
Charge-offs:
Commercial, financial, and agricultural	110	28
Real estate construction - residential	48	-
Real estate construction - commercial	30	-
Real estate mortgage - residential	20	20
Real estate mortgage - commercial	14	14
Installment and other consumer	57	51
Total charge-offs	279	113
Recoveries:
Commercial, financial, and agricultural	$13	$19
Real estate construction - residential	12	50
Real estate mortgage - residential	19	36
Real estate mortgage - commercial	6	7
Installment and other consumer	24	27
Total recoveries	74	139
Net charge-offs (recoveries)	205	(26)
Provision for loan losses	300	350
Balance end of period	$10,947	$10,262

Net Loan Charge-offs (Recoveries)

The Company’s net loan charge-offs were $205,000, or 0.02%, of average loans for the three months ended March 31, 2018, compared to net loan recoveries of $26,000, or 0.00%, of average loans for the three months ended March 31, 2017. The increase in charge-offs quarter over quarter primarily related to one commercial loan relationship and two real estate construction loans.

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

	March 31,	December 31,
(In thousands)	2018	2017
Federal funds sold and other overnight interest-bearing deposits	$65,449	$39,553
Certificates of deposit in other banks	4,812	3,460
Available-for-sale investment securities	215,720	226,542
Total	$285,981	$269,555

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $215.7 million at March 31, 2018 and included an unrealized net loss of $5.3 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $10.1 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2018 and December 31, 2017, the Company’s unpledged securities in the available for sale portfolio totaled approximately $21.5 million and $44.8 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,002	$9,570
Federal funds purchased and securities sold under agreements to repurchase	47,728	40,931
Other deposits	137,538	131,197
Total pledged, at fair value	$194,268	$181,698

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2018, such deposits totaled $1.0 billion and represented 88.4% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $250,000 and over totaled $136.4 million at March 31, 2018. These accounts are normally considered more volatile and higher costing representing 11.6% of total deposits at March 31, 2018.

Core deposits at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Core deposit base:
Non-interest bearing demand	$244,835	$245,380
Interest checking	246,008	229,862
Savings and money market	364,779	345,593
Other time deposits	188,361	191,563
Total	$1,043,983	$1,012,398

The total amount of certificates of deposit of $250,000 and greater at March 31, 2018 and December 31, 2017 were $84.7 million and $63.2 million, respectively. The Company had brokered deposits totaling $48.9 million and $48.5 million at March 31, 2018 and December 31, 2017, respectively

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2018, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $16.2 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2018. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2018, there was $34.8 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2018.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2018, the Bank had $84.3 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$34,795	$27,560
Federal Home Loan Bank advances	84,296	121,352
Subordinated notes	49,486	49,486
Other borrowings	31	30
Total	$168,608	$198,428

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

	March 31,				December 31,
	2018				2017
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$294,216	$8,796	$47,435	$350,447	$294,081	$9,364	$47,825	$351,270
Letters of credit	(72,750)	0	0	(72,750)	(70,000)	0	0	(70,000)
Advances outstanding	(84,296)	0	0	(84,296)	(121,352)	0	0	(121,352)
Total available	$137,170	$8,796	$47,435	$193,401	$102,729	$9,364	$47,825	$159,918

At March 31, 2018, loans of $479.4 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2018, investments totaling $18.6 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $81.4 million at March 31, 2018 compared to $62.9 million at December 31, 2017. The $18.5 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2018. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $2.3 million for the three months ended March 31, 2018.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $8.0 million. The cash outflow primarily consisted of $16.2 million increase in loans and $28.1 million purchases of investment securities, partially offset by $36.5 million from maturities, calls, and sales of investment securities.

Financing activities provided cash of $24.2 million, resulting primarily from a $32.4 million increase in interest bearing transaction accounts and $22.7 million increase in time deposits, partially offset by a net $37.1 million repayment of FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2018.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $308.6 million in unused loan commitments and standby letters of credit as of March 31, 2018. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $406,000 and $336,000 for the three months ended March 31, 2018 and 2017, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1.0 million and $0 in dividends to the Company during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents totaling $1.6 million and $1.4 million, respectively.

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

Under the Basel III requirements, at March 31, 2018 and December 31, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2018
Total Capital (to risk-weighted assets):
Company	$157,713	12.87%	$98,069	8.00%	$	N.A.	N.A.	%
Bank	156,390	12.79	97,794	8.00		122,243	10.00
Tier I Capital (to risk-weighted assets):
Company	$130,070	10.61%	$73,551	6.00%	$	N.A.	N.A.	%
Bank	145,283	11.80	73,346	6.00		97,794	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$98,606	8.04%	$55,164	4.50%	$	N.A.	N.A.	%
Bank	145,283	11.88	55,009	4.50		79,458	6.50
Tier I Capital (to adjusted average assets):
Company	$130,070	9.17%	$56,715	4.00%	$	N.A.	N.A.	%
Bank	145,283	10.37	56,028	4.00		70,035	5.00
(in thousands)
December 31, 2017
Total Capital (to risk-weighted assets):
Company	$156,045	12.93%	$96,577	8.00%	$	N.A.	N.A.	%
Bank	154,495	12.83	96,326	8.00		120,408	10.00
Tier I Capital (to risk-weighted assets):
Company	$129,369	10.72%	$72,433	6.00%	$	N.A.	N.A.	%
Bank	143,483	11.92	72,245	6.00		96,326	8.00
Common Equity Tier I Capital
(to risk-weighted assets)
Company	$97,033	8.04%	$54,325	4.50%	$	N.A.	N.A.	%
Bank	143,483	11.92	54,184	4.50		78,265	6.50
Tier I leverage ratio:
Company	$129,369	9.33%	$55,488	4.00%	$	N.A.	N.A.	%
Bank	143,483	10.38	55,315	4.00		69,144	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended March 31, 2018, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of March 31, 2018. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$51,824	$41,093	$36,763	$27,061	$19,751	$39,228	$215,720
Federal funds sold and other over-night interest-bearing deposits	65,449	-	-	-	-	-	65,449
Certificates of deposit in other banks	-	863	1,230	741	1,978	-	4,812
Other investments and securities, at cost	6,725	-	3,000	-	-	-	9,725
Loans	411,214	171,789	161,525	130,168	118,235	91,395	1,084,326
Total	$535,212	$213,745	$202,518	$157,970	$139,964	$130,623	$1,380,032

LIABILITIES
Savings, interest checking, and money market deposits	$358,209	$-	$258,685	$-	$-	$-	$616,894
Time deposits	211,852	47,850	17,813	10,808	30,319	10	318,652
Federal funds purchased and securities sold under agreements to repurchase	34,795	-	-	-	-	-	34,795
Federal Home Loan Bank advances	26,227	28,232	21,237	4,242	4,389	-	84,327
Subordinated notes	49,486	-	-	-	-	-	49,486
Total	$680,569	$76,082	$297,735	$15,050	$34,708	$10	$1,104,154
Interest-sensitivity GAP
Periodic GAP	$(145,357)	$137,663	$(95,217)	$142,920	$105,256	$130,613	$275,878
Cumulative GAP	$(145,357)	$(7,694)	$(102,911)	$40,009	$145,265	$275,878	$275,878

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.79	2.81	0.68	10.50	4.03	NM	1.25
Cumulative GAP	0.79	0.99	0.90	1.04	1.13	1.25	1.25

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the three months ended March 31, 2018.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2018.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Financial Instruments In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842. This update provides an optional practical expedient that affects entities with land easements that existed or expired before an entity's adoption of Topic 842, provided that the entity does not account for those land easements as leases under Topic 840. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company will adopt this guidance as required, in conjunction with the adoption of ASU 2016-02 described above, however this update is not expected to materially alter the implementation of ASU 2016-02, or to have a material impact on the Company’s consolidated financial statements.

Derivatives and Hedging The FASB issued guidance within ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815) in August 2017. The amendments in ASU 2017-12 to Topic 815, Derivatives and Hedging, are intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance also amends the presentation and disclosure requirements and changes how companies assess effectiveness. Under the new guidance, public companies will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge's effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. Additional disclosures include cumulative basis adjustments for fair value hedges and the effect of hedging on individual income statement line items. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the Update. The ASU is not expected to have a significant effect on the Company’s Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended March 31, 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1-31, 2018	-	$-	-	$1,965,562
February 1-28, 2018	-	$-	-	$1,965,562
March 1-31, 2018	5,468	$20.51	-	$1,853,415
Total	5,468	$20.51	-	$1,853,415

*   On August 6, 2015, the Company announced that its Board of Directors authorized the purchase, through open market transactions, of up to $2.0 million market value of the Company's common stock. On August 8, 2017, the Board authorized the repurchase of an additional $1.5 million market value of the Company’s common stock Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of the Company's $1.00 par value Common Stock (filed as Exhibit 4.1 to the Company's current report on Form 8-K/A on June 23, 2017 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date
/s/ David T. Turner

May 10, 2018	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 10, 2018	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2018 Form 10-Q

Exhibit No.	Description

3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on June 8, 2009 and incorporated herein by reference).

4.1	Specimen certificate representing shares of the Company’s $1.00 par value Common Stock (filed as Exhibit 4.1 to the Company’s current report on Form 8-K/A on June 23, 2017 and incorporated herein by reference).

31.1	Certificate of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certificate of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

