Form 10-Q
period 2018-06-30
HAWTHORN BANCSHARES, INC.
filed 2018-08-09
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, the registrant had 6,020,915 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$15,921	$23,325
Federal funds sold and other interest-bearing deposits	34,863	39,553
Cash and cash equivalents	50,784	62,878
Certificates of deposit in other banks	10,746	3,460
Investment in available-for-sale securities, at fair value	227,601	226,542
Other investments and securities, at cost	9,323	11,037
Total investment securities	236,924	237,579
Loans	1,094,195	1,068,432
Allowances for loan losses	(11,212)	(10,852)
Net loans	1,082,983	1,057,580
Premises and equipment - net	34,586	34,811
Mortgage servicing rights	2,813	2,713
Other real estate owned and repossessed assets - net	13,236	13,182
Accrued interest receivable	5,294	5,627
Cash surrender value - life insurance	2,516	2,484
Other assets	8,768	8,902
Total assets	$1,448,650	$1,429,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$250,232	$245,380
Savings, interest checking and money market	614,976	584,468
Time deposits $250,000 and over	98,638	63,176
Other time deposits	219,540	232,788
Total deposits	1,183,386	1,125,812
Federal funds purchased and securities sold under agreements to repurchase	36,103	27,560
Federal Home Loan Bank advances and other borrowings	74,270	121,382
Subordinated notes	49,486	49,486
Accrued interest payable	790	554
Other liabilities	11,482	13,051
Total liabilities	1,355,517	1,337,845
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,046,907 shares, respectively	6,047	6,047
Surplus	50,456	45,442
Retained earnings	49,594	50,595
Accumulated other comprehensive loss, net of tax	(7,734)	(5,662)
Treasury stock; 257,566 and 248,898 shares, at cost, respectively	(5,230)	(5,051)
Total stockholders’ equity	93,133	91,371
Total liabilities and stockholders’ equity	$1,448,650	$1,429,216

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$12,853	$11,671	$25,077	$22,721
Interest on investment securities:
Taxable	984	737	1,930	1,491
Nontaxable	147	168	305	325
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	189	11	295	60
Dividends on other securities	115	94	225	184
Total interest income	14,288	12,681	27,832	24,781
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,347	475	2,431	864
Time deposit accounts $250,000 and over	296	99	434	191
Other time deposits	536	410	1,046	789
Interest on federal funds purchased and securities sold under agreements to repurchase	189	27	360	49
Interest on Federal Home Loan Bank advances	332	419	728	741
Interest on subordinated notes	561	431	1,051	840
Total interest expense	3,261	1,861	6,050	3,474
Net interest income	11,027	10,820	21,782	21,307
Provision for loan losses	450	330	750	680
Net interest income after provision for loan losses	10,577	10,490	21,032	20,627
NON-INTEREST INCOME
Service charges and other fees	941	851	1,817	1,687
Bank card income and fees	709	663	1,365	1,277
Trust department income	311	266	592	540
Real estate servicing fees, net	161	34	381	487
Gain on sale of mortgage loans, net	242	218	387	374
Other	122	67	245	141
Total non-interest income	2,486	2,099	4,787	4,506
NON-INTEREST EXPENSE
Salaries and employee benefits	5,813	5,336	11,870	10,774
Occupancy expense, net	725	689	1,413	1,307
Furniture and equipment expense	685	634	1,320	1,232
Processing, network, and bank card expense	889	927	1,747	1,972
Legal, examination, and professional fees	201	317	624	597
FDIC insurance assessment	146	115	301	216
Advertising and promotion	291	265	544	503
Postage, printing, and supplies	224	252	492	475
Other	957	1,152	1,875	1,961
Total non-interest expense	9,931	9,687	20,186	19,037
Income before income taxes	3,132	2,902	5,633	6,096
Income tax expense	225	983	636	2,076
Net income	2,907	1,919	4,997	4,020
Basic earnings per share	$0.48	$0.32	$0.83	$0.66
Diluted earnings per share	$0.48	$0.32	$0.83	$0.66

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Net income	$2,907	$1,919	$4,997	$4,020
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized (loss) gain on investment securities available-for-sale, net of tax	(442)	595	(2,157)	900
Adjustment for gain on sale of investment securities, net of tax	0	0	0	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	43	13	85	27
Total other comprehensive (loss) income	(399)	608	(2,072)	927
Total comprehensive income	$2,508	$2,527	$2,925	$4,947

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2016	$5,822	$41,498	$51,671	$(3,801)	$(4,173)	$91,017
Net income	0	0	4,020	0	0	4,020
Other comprehensive income	0	0	0	927	0	927
Stock based compensation expense	0	2	0	0	0	2
Purchase of treasury stock	0	0	0	0	(89)	(89)
Stock dividend	0	4,165	(4,165)	0	0	0
Cash dividends declared, common stock	0	0	(730)	0	0	(730)
Balance, June 30, 2017	$5,822	$45,665	$50,796	$(2,874)	$(4,262)	$95,147

Balance, December 31, 2017	$6,047	$45,442	$50,595	$(5,662)	$(5,051)	$91,371
Net income	0	0	4,997	0	0	4,997
Other comprehensive loss	0	0	0	(2,072)	0	(2,072)
Purchase of treasury stock	0	0	0	0	(179)	(179)
Stock dividend	0	5,014	(5,014)	0	0	0
Cash dividends declared, common stock	0	0	(984)	0	0	(984)
Balance, June 30, 2018	$6,047	$50,456	$49,594	$(7,734)	$(5,230)	$93,133

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$4,997	$4,020
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	680
Depreciation expense	877	874
Net amortization of investment securities, premiums, and discounts	752	828
Stock based compensation expense	0	2
Change in fair value of mortgage servicing rights	31	(67)
Gain on sale of investment securities	(206)	0
(Gain) loss on sales and dispositions of premises and equipment	(13)	1
Gain on sales and dispositions of other real estate and repossessed assets	(2)	(38)
Provision for other real estate owned	26	215
Decrease in accrued interest receivable	333	429
Increase in cash surrender value - life insurance	(32)	(39)
Decrease (increase) in other assets	873	(545)
Increase (decrease) in accrued interest payable	236	(69)
(Decrease) increase in other liabilities	(1,742)	290
Origination of mortgage loans for sale	(19,597)	(17,101)
Proceeds from the sale of mortgage loans	19,722	16,154
Gain on sale of mortgage loans, net	(387)	(374)
Other, net	(131)	(115)
Net cash provided by operating activities	6,487	5,145
Cash flows from investing activities:
Net (increase) decrease in certificates of deposit in other banks	(7,286)	1,000
Net increase in loans	(26,272)	(59,846)
Purchase of available-for-sale debt securities	(74,275)	(21,874)
Proceeds from maturities of available-for-sale debt securities	16,445	16,132
Proceeds from calls of available-for-sale debt securities	1,685	4,525
Proceeds from sales of available-for-sale debt securities	51,810	0
Purchases of FHLB stock	(1,370)	(1,203)
Proceeds from sales of FHLB stock	3,084	201
Purchases of premises and equipment	(734)	(863)
Proceeds from sales of premises and equipment	13	0
Proceeds from sales of other real estate and foreclosed assets	304	784
Net cash used in investing activities	(36,596)	(61,144)
Cash flows from financing activities:
Net increase in demand deposits	4,851	43,659
Net increase in interest-bearing transaction accounts	30,509	48,947
Net increase (decrease) in time deposits	22,214	(20,585)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,543	(2,389)
Repayment of FHLB advances and other borrowings	(141,112)	(130,277)
FHLB advances	94,000	152,740
Purchase of treasury stock	(179)	(89)
Cash dividends paid - common stock	(811)	(674)
Net cash provided by financing activities	18,015	91,332
Net (decrease) increase in cash and cash equivalents	(12,094)	35,333
Cash and cash equivalents, beginning of period	62,878	25,995
Cash and cash equivalents, end of period	$50,784	$61,328

See accompanying notes to the consolidated financial statements (unaudited).

6

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,814	$3,542
Income taxes	$50	$2,185
Noncash investing activities:
Other real estate and repossessed assets acquired in settlement of loans	$382	$155

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

Stock Dividend On July 1, 2018, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2018. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

Financial Instruments The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. Additionally, these amendments require presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk for those liabilities measured at fair value. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for interim and annual periods beginning January 1, 2018. The adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

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

Liabilities The FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Store-Value Products, in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid store-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments are effective for interim and annual periods beginning January 1, 2018. The adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

Pension The FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in March 2017. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item (e.g., Salaries and Benefits) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately (e.g., Other Noninterest Expense) from the line item that includes the service cost. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The Company utilizes the ASU’s practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan footnote. The adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
(in thousands)	2018	2017
Commercial, financial, and agricultural	$200,628	$192,238
Real estate construction - residential	28,285	26,492
Real estate construction - commercial	106,406	98,340
Real estate mortgage - residential	246,415	246,754
Real estate mortgage - commercial	479,571	472,455
Installment and other consumer	32,890	32,153
Total loans	$1,094,195	$1,068,432

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2018, loans of $489.6 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended June 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,261	$240	$895	$2,057	$4,008	$352	$134	$10,947
Additions:
Provision for loan losses	865	(52)	10	48	(388)	90	(123)	450
Deductions:
Loans charged off	193	0	0	12	15	49	0	269
Less recoveries on loans	(10)	(13)	0	(16)	(25)	(20)	0	(84)
Net loan charge-offs (recoveries)	183	(13)	0	(4)	(10)	29	0	185
Balance at end of period	$3,943	$201	$905	$2,109	$3,630	$413	$11	$11,212

	Six Months Ended June 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,325	$170	$807	$1,689	$4,437	345	$79	$10,852
Additions:
Provision for loan losses	898	54	128	416	(809)	131	(68)	750
Deductions:
Loans charged off	303	48	30	32	29	106	0	548
Less recoveries on loans	(23)	(25)	0	(36)	(31)	(43)	0	(158)
Net loan charge-offs (recoveries)	280	23	30	(4)	(2)	63	0	390
Balance at end of period	$3,943	$201	$905	$2,109	$3,630	$413	$11	$11,212

	Three Months Ended June 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,360	$99	$579	$2,125	$4,731	$322	$46	$10,262
Additions:
Provision for loan losses	226	(54)	36	(230)	139	89	124	330
Deductions:
Loans charged off	32	0	0	62	2	60	0	156
Less recoveries on loans	(24)	(25)	0	(21)	(14)	(25)	0	(109)
Net loan charge-offs (recoveries)	8	(25)	0	41	(12)	35	0	47
Balance at end of period	$2,578	$70	$615	$1,854	$4,882	$376	$170	$10,545

	Six Months Ended June 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,753	$108	$413	$2,385	$3,793	274	$160	$9,886
Additions:
Provision for loan losses	(157)	(113)	202	(507)	1,084	161	10	680
Deductions:
Loans charged off	60	0	0	81	16	111	0	268
Less recoveries on loans	(42)	(75)	0	(57)	(21)	(52)	0	(247)
Net loan charge-offs (recoveries)	18	(75)	0	24	(5)	59	0	21
Balance at end of period	$2,578	$70	$615	$1,854	$4,882	$376	$170	$10,545

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

Notes to the Consolidated Financial Statements

(Unaudited)

Beginning in the first quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years. The Company believes that the five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, provides a representative historical loss period in the current economic environment. As of December 31, 2017, the Company utilized a five-year look-back period.

The following table provides the balance in the allowance for loan losses at June 30, 2018 and December 31, 2017, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
June 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$410	$0	$0	$668	$185	$19	$0	$1,282
Collectively evaluated for impairment	3,533	201	905	1,441	3,445	394	11	9,930
Total	$3,943	$201	$905	$2,109	$3,630	$413	$11	$11,212
Loans outstanding:
Individually evaluated for impairment	$2,887	$0	$169	$5,186	$1,705	$304	$0	$10,251
Collectively evaluated for impairment	197,741	28,285	106,237	241,229	477,866	32,586	0	1,083,944
Total	$200,628	$28,285	$106,406	$246,415	$479,571	$32,890	$0	$1,094,195

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$500	$0	$48	$521	$243	$21	$0	$1,333
Collectively evaluated for impairment	2,825	170	759	1,168	4,194	324	79	9,519
Total	$3,325	$170	$807	$1,689	$4,437	$345	$79	$10,852
Loans outstanding:
Individually evaluated for impairment	$3,007	$0	$97	$5,072	$2,004	$176	$0	$10,356
Collectively evaluated for impairment	189,231	26,492	98,243	241,682	470,451	31,977	0	1,058,076
Total	$192,238	$26,492	$98,340	$246,754	$472,455	$32,153	$0	$1,068,432

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $10.3 million and $10.4 million at June 30, 2018 and December 31, 2017, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2018 and December 31, 2017, $4.2 million and $4.0 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2018, $1.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $10.3 million compared to $1.3 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $10.4 million at December 31, 2017. Management determined that $3.3 million, or 33%, of total impaired loans required no reserve allocation at June 30, 2018 compared to $2.4 million, or 23%, at December 31, 2017 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
(in thousands)	2018	2017
Non-accrual loans	$6,311	$5,672
Performing TDRs	3,940	4,684
Total impaired loans	$10,251	$10,356

The following tables provide additional information about impaired loans at June 30, 2018 and December 31, 2017, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2018
With no related allowance recorded:
Commercial, financial and agricultural	$1,282	$1,351	$0
Real estate - construction residential	0	0	0
Real estate - construction commercial	169	188	0
Real estate - residential	993	1,048	0
Real estate - commercial	753	753	0
Consumer	137	137	0
Total	$3,334	$3,477	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,605	$1,927	$410
Real estate - construction residential	0	0	0
Real estate - residential	4,193	4,287	668
Real estate - commercial	952	1,078	185
Installment and other consumer	167	189	19
Total	$6,917	$7,481	$1,282
Total impaired loans	$10,251	$10,958	$1,282

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2017
With no related allowance recorded:
Commercial, financial and agricultural	$1,393	$1,445	$0
Real estate - residential	674	688	0
Real estate - commercial	366	395	0
Total	$2,433	$2,528	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,614	$1,834	$500
Real estate - construction commercial	97	97	48
Real estate - residential	4,398	4,500	521
Real estate - commercial	1,638	1,743	243
Consumer	176	196	21
Total	$7,923	$8,370	$1,333
Total impaired loans	$10,356	$10,898	$1,333

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,153	$0	$464	$-1	$1,302	$1	$519	$0
Real estate - construction commercial	113	0	0	0	42	0	0	0
Real estate - residential	933	3	852	3	900	6	912	7
Real estate - commercial	116	10	395	-2	237	19	500	0
Installment and other consumer	137	0	2	0	34	0	31	0
Total	$2,452	$13	$1,713	$0	$2,515	$26	$1,962	$7
With an allowance recorded:
Commercial, financial and agricultural	$1,621	$8	$1,214	$8	$1,737	$15	$1,199	$19
Real estate - construction residential	20	0	0	0	15	0	0	0
Real estate - construction commercial	0	0	48	0	24	0	49	0
Real estate - residential	4,118	14	4,790	42	4,247	47	4,595	87
Real estate - commercial	1,732	5	1,604	14	1,691	10	1,505	29
Installment and other consumer	172	1	51	0	167	1	48	0
Total	$7,663	$28	$7,707	$64	$7,881	$73	$7,396	$135
Total impaired loans	$10,115	$41	$9,420	$64	$10,396	$99	$9,358	$142

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $41,000 and $99,000, for the three months and six months ended June 30, 2018, respectively compared to $64,000 and $142,000 for the three and six months ended June 30, 2017, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2018 and December 31, 2017.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2018
Commercial, Financial, and Agricultural	$197,928	$271	$0	$2,429	$200,628
Real Estate Construction - Residential	28,285	0	0	0	28,285
Real Estate Construction - Commercial	106,237	0	0	169	106,406
Real Estate Mortgage - Residential	242,937	695	8	2,775	246,415
Real Estate Mortgage - Commercial	478,383	535	0	653	479,571
Installment and Other Consumer	32,363	208	34	285	32,890
Total	$1,086,133	$1,709	$42	$6,311	$1,094,195
December 31, 2017
Commercial, Financial, and Agricultural	$189,537	$192	$2	$2,507	$192,238
Real Estate Construction - Residential	25,930	287	275	0	26,492
Real Estate Construction - Commercial	98,243	0	0	97	98,340
Real Estate Mortgage - Residential	242,597	2,173	28	1,956	246,754
Real Estate Mortgage - Commercial	471,476	43	0	936	472,455
Installment and Other Consumer	31,715	239	23	176	32,153
Total	$1,059,498	$2,934	$328	$5,672	$1,068,432

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

Hawthorn Bancshares, Inc.

and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at June 30, 2018 and December 31, 2017.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Total
At June 30, 2018
Watch	$7,378	$598	$3,581	$8,584	$33,482	$9	$53,632
Substandard	94	0	0	1,371	718	6	2,189
Performing TDRs	458	0	0	2,410	1,053	19	3,940
Non-accrual	2,429	0	169	2,775	653	285	6,311
Total	$10,359	$598	$3,750	$15,140	$35,906	$319	$66,072
At December 31, 2017
Watch	$9,868	$1,459	$1,284	$9,978	$49,197	$0	$71,786
Substandard	658	462	0	2,262	723	16	4,121
Performing TDRs	500	0	0	3,116	1,068	0	4,684
Non-accrual	2,507	0	97	1,956	936	176	5,672
Total	$13,533	$1,921	$1,381	$17,312	$51,924	$192	$86,263

Troubled Debt Restructurings

At June 30, 2018, loans classified as TDRs totaled $5.9 million, of which $2.0 million were classified as nonperforming TDRs and included in non-accrual loans and $3.9 million were classified as performing TDRs. At December 31, 2017, loans classified as TDRs totaled $6.4 million, of which $1.7 million were classified as nonperforming TDRs and included in non-accrual loans and $4.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $510,000 and $577,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2018 and December 31, 2017, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Six Months Ended June 30,
	2018			2017
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	0	$0	$0	1	$131	$130
Real estate mortgage - residential	1	75	75	0	0	0
Real estate mortgage - commercial	1	68	64	1	56	52
Consumer	4	48	47	0	0	0
Total	6	$191	$186	2	$187	$182

(1)  The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans and six loans meeting the TDR criteria that were modified during the three and six months ended June 30, 2018, respectively, compared to no loans and two loans during the three and six months ended June 30, 2017, respectively.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during any of the three and six months ended June 30, 2018 and 2017, respectively, and within twelve months of their modification date. During 2018, one real estate mortgage loan went to foreclosure totaling $48,000 and one commercial real estate loan totaling $366,000 was sold at foreclosure. See Lending and Credit Management section for further information.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)	Other Real Estate and Repossessed Assets

	June 30,	December 31,
(in thousands)	2018	2017
Commercial	$727	$727
Real estate construction - residential	179	0
Real estate construction - commercial	12,101	12,380
Real estate mortgage - residential	317	382
Real estate mortgage - commercial	2,934	2,909
Repossessed assets	0	5
Total	$16,258	$16,403
Less valuation allowance for other real estate owned	(3,022)	(3,221)
Total other real estate and repossessed assets	$13,236	$13,182

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$16,264	$16,669	$16,403	$17,291
Additions	104	52	382	155
Proceeds from sales	(80)	(126)	(304)	(784)
Charge-offs against the valuation allowance for other real estate owned, net	(30)	(53)	(225)	(170)
Net gain on sales	0	(12)	2	38
Total other real estate and repossessed assets	$16,258	$16,530	$16,258	$16,530
Less valuation allowance for other real estate owned	(3,022)	(3,174)	(3,022)	(3,174)
Balance at end of period	$13,236	$13,356	$13,236	$13,356

At June 30, 2018, $246,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to no loans at December 31, 2017.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$3,025	$3,044	$3,221	$3,129
Provision for other real estate owned	27	183	26	215
Charge-offs	(30)	(53)	(225)	(170)
Balance, end of period	$3,022	$3,174	$3,022	$3,174

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2018 and December 31, 2017 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
June 30, 2018
U.S. Treasury	$1,983	$0	$(53)	$1,930
U.S. government and federal agency obligations	11,443	0	(351)	11,092
Government sponsored enterprises	46,773	4	(718)	46,059
Obligations of states and political subdivisions	42,054	38	(633)	41,459
Mortgage-backed securities:
Residential - government agencies	131,243	35	(4,217)	127,061
Total available-for-sale securities	$233,496	$77	$(5,972)	$227,601

December 31, 2017
U.S. Treasury	$1,980	$0	$(13)	$1,967
U.S. government and federal agency obligations	12,341	0	(268)	12,073
Government sponsored enterprises	37,321	0	(424)	36,897
Obligations of states and political subdivisions	47,019	114	(477)	46,656
Mortgage-backed securities:
Residential - government agencies	131,045	44	(2,140)	128,949
Total available-for-sale securities	$229,706	$158	$(3,322)	$226,542

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

Other Investments and securities primarily consist of Federal Home Loan Bank stock, subordinated debt equity securities, and the Company’s interest in statutory trusts. These securities are reported at cost in the amount of $9.3 million and $11.0 million as of June 30, 2018 and December 31, 2017, respectively.

Debt securities with carrying values aggregating approximately $187.3 million and $181.7 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2018, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$12,173	$12,120
Due after one year through five years	68,835	68,187
Due after five years through ten years	18,243	17,287
Due after ten years	3,002	2,946
Total	102,253	100,540
Mortgage-backed securities	131,243	127,061
Total available-for-sale securities	$233,496	$227,601

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2018
U.S. Treasury	$1,930	$(53)	$0	$0	$1,930	$(53)
U.S. government and federal agency obligations	0	0	11,092	(351)	11,092	(351)
Government sponsored enterprises	17,776	(260)	25,333	(458)	43,109	(718)
Obligations of states and political subdivisions	22,974	(228)	12,371	(405)	35,345	(633)
Mortgage-backed securities:
Residential - government agencies	55,223	(1,367)	65,303	(2,850)	120,526	(4,217)
Total	$97,903	$(1,908)	$114,099	$(4,064)	$212,002	$(5,972)

(in thousands)
At December 31, 2017
U.S. Treasury	$1,967	$(13)	$0	$0	$1,967	$(13)
U.S. government and federal agency obligations	0	0	12,073	(268)	12,073	(268)
Government sponsored enterprises	16,471	(119)	20,426	(305)	36,897	(424)
Obligations of states and political subdivisions	22,013	(165)	12,570	(312)	34,583	(477)
Mortgage-backed securities:
Residential - government agencies	52,829	(488)	69,580	(1,652)	122,409	(2,140)
Total	$93,280	$(785)	$114,649	$(2,537)	$207,929	$(3,322)

The total available for sale portfolio consisted of approximately 369 securities at June 30, 2018. The portfolio included 322 securities having an aggregate fair value of $212.0 million that were in a loss position at June 30, 2018. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $114.1 million at fair value. The $6.0 million aggregate unrealized loss included in accumulated other comprehensive income at June 30, 2018 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2018 and December 31, 2017, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gains realized on sales	$108	$0	$206	$0
Losses realized on sales	0	0	0	0
Other-than-temporary impairment recognized	0	0	0	0
Investment securities gains	$108	$0	$206	$0

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(5)	Intangible Assets

Mortgage Servicing Rights

At June 30, 2018, the Company was servicing approximately $284.9 million of loans sold to the secondary market compared to $285.8 million at December 31, 2017, and $289.8 million at June 30, 2017. Mortgage loan servicing fees, reported as non-interest income, earned on loans sold were $210,000 and $413,000 for the three and six months ended June 30, 2018, respectively, compared to $211,000 and $420,000 for the three and six months ended June 30, 2017, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$2,781	$2,877	$2,713	$2,584
Originated mortgage servicing rights	81	66	131	115
Changes in fair value:
Due to change in model inputs and assumptions (1)	30	(56)	133	319
Other changes in fair value (2)	(79)	(121)	(164)	(252)
Balance at end of period	$2,813	$2,766	$2,813	$2,766

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to customer payments and passage of time.

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of June 30, 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017
Weighted average constant prepayment rate	9.55%	9.28%
Weighted average note rate	3.90%	3.86%
Weighted average discount rate	10.34%	9.75%
Weighted average expected life (in years)	6.10	6.10

(6)	Federal funds purchased and securities sold under agreements to repurchase

	June 30,	December 31,
	2018	2017
Federal funds purchased	$0	$0
Repurchase agreements	36,103	27,560
Total	$36,103	$27,560

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At June 30, 2018
U.S. Treasury	$1,445	$0	$0	$1,445
Government sponsored enterprises	14,205	0	0	14,205
Asset-backed securities	20,453	0	0	20,453
Total	$36,103	$0	$0	$36,103

At December 31, 2017
U.S. Treasury	$1,964	$0	$0	$1,964
U.S. government and federal agency obligations	2,977	0	0	2,977
Government sponsored enterprises	8,382	0	0	8,382
Asset-backed securities	14,237	0	0	14,237
Total	$27,560	$0	$0	$27,560

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 7.2% and 11.3% for the three and six months ended June 30, 2018, respectively, compared to 33.9% and 34.1% for the three and six months ended June 30, 2017, respectively. As further described below, the decrease in tax rate for the comparative periods is primarily due to a decrease in the federal corporate tax rate, the release of the valuation allowance related to capital losses as a result of the Company’s tax planning initiatives, a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year, and the Company’s additional tax planning initiatives.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. The Company’s tax rate is lower than the federal statutory rate primarily as a result of tax-exempt income, the release of the valuation allowance related to capital loss carryforwards, and a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Cuts and Jobs Act have not been finalized as of June 30, 2018. The Company expects to finalize those adjustments within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB’s ASC Topic 740, Income Taxes. The impact of the Tax Cuts and Jobs Act is expected to require further adjustments in 2018 due to anticipated additional guidance from the U.S. Department of the Treasury, changes in our assumptions, completion of 2017 U.S. tax returns and further information and interpretations that become available.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management’s opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of June 30, 2018. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible. As indicated above, the Company released a $46,000 valuation allowance against certain capital loss carryforwards during the second quarter of 2018 as a result of the execution of certain tax planning initiatives that generated sufficient capital gain income prior to the expiration of the carryforwards.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and six months ended June 30, 2018 and 2017, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017:

	Six months ended June 30, 2018
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	(Loss) Income
Balance at beginning of period	$(2,500)	$(3,162)	$(5,662)
Other comprehensive (loss) income, before reclassifications	(2,730)	108	(2,622)
Amounts reclassified from accumulated other comprehensive (loss) income	0	0	0
Current period other comprehensive (loss) income, before tax	(2,730)	108	(2,622)
Income tax expense (benefit)	573	(23)	550
Current period other comprehensive (loss) income, net of tax	(2,157)	85	(2,072)
Balance at end of period	$(4,657)	$(3,077)	$(7,734)

	Six months ended June 30, 2017
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(1,936)	$(1,865)	$(3,801)
Other comprehensive income, before reclassifications	1,452	45	1,497
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0
Current period other comprehensive income, before tax	1,452	45	1,497
Income tax expense	(552)	(18)	(570)
Current period other comprehensive income, net of tax	900	27	927
Balance at end of period	$(1,036)	$(1,838)	$(2,874)

(1) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Payroll taxes	$301	$288	$652	$644
Medical plans	612	468	1,160	894
401k match and profit sharing	237	226	423	476
Periodic pension cost	405	335	810	671
Other	10	9	25	25
Total employee benefits	$1,565	$1,326	$3,070	$2,710

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution in the amount of $1.8 million in the second quarter of 2018. The 2018 minimum required contribution is $1.0 million. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan. Certain individuals hired by the Company before July 1, 2017 are also not eligible to participate in the plan.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2018	2017
Service cost - benefits earned during the year	$1,620	$1,343
Interest costs on projected benefit obligations (a)	1,033	1,009
Expected return on plan assets (a)	(1,267)	(1,124)
Expected administrative expenses (a)	93	88
Amortization of prior service cost (a)	79	79
Amortization of unrecognized net loss (a)	138	11
Net periodic pension cost	$1,696	$1,406

Net periodic pension cost for the three months ended June 30, (actual)	$405	$335
Net periodic pension cost for the six months ended June 30, (actual)	$810	$671

(a) The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

(10)	Stock Compensation

The Company has one equity compensation plan for its employees pursuant to which options were granted.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, beginning of period	20,909	$14.20
Granted	0	0.00
Exercised	0	0.00
Forfeited or expired	0	0.00
Outstanding, June 30, 2018	20,909	$14.20	0.23	$160,975
Exercisable, June 30, 2018	20,909	$14.20	0.23	$160,975

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2018.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Total stock-based compensation expense was $0 for the three and six months ended June 30, 2018 compared to $1,000 and $2,000 for the three and six months ended June 30, 2017, respectively. As of December 31, 2017, there was no remaining unrecognized compensation expense related to non-vested stock awards. The Plan expired on February 28, 2010, except as to outstanding options under the Plan, and no further options may be granted pursuant to the Plan.

(11)	Earnings per Share

Stock Dividend On July 1, 2018, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2018. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Net income available to shareholders	$2,907	$1,919	$4,997	$4,020
Average shares outstanding	6,021,038	6,070,080	6,024,851	6,070,749
Basic earnings per share	$0.48	$0.32	$0.83	$0.66

Diluted earnings per share:
Net income available to shareholders	$2,907	$1,919	$4,997	$4,020
Average shares outstanding	6,021,038	6,070,080	6,024,851	6,070,749
Effect of dilutive stock options	6,883	5,141	6,442	5,157
Average shares outstanding including dilutive stock options	6,027,921	6,075,221	6,031,293	6,075,906
Diluted earnings per share	$0.48	0.32	$0.83	0.66

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no outstanding stock options for any of the three and six months ended June 30, 2018 and 2017, respectively, that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

Repurchase Program On August 6, 2015, the Board of Directors authorized a share repurchase plan (the plan) to purchase through open market transactions up to $2.0 million market value of the Company’s common stock. On August 8, 2017, the Board authorized the repurchase of an additional $1.5 million market value of the Company’s common stock. As of June 30, 2018, the Company had repurchased a total of 95,709 shares of common stock pursuant to the plan at an average price of $17.90 per share, including 8,668 shares of common stock repurchased pursuant to the plan during the six months ended June 30, 2018 at an average price of $20.63 per share. At June 30, 2018, approximately $1.8 million remained available for the purchase of shares under the plan. The current plan expires September 8, 2018 unless renewed.

(12)	Fair Value Measurements

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows. As of June 30, 2018 and December 31, 2017, respectively, there were no transfers into or out of Levels 1-3.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Assets:
U.S. Treasury	$1,930	$1,930	0	$0
U.S. government and federal agency obligations	11,092	0	11,092	0
Government sponsored enterprises	46,059	0	46,059	0
Obligations of states and political subdivisions	41,459	0	41,459	0
Mortgage-backed securities	127,061	0	127,061	0
Mortgage servicing rights	2,813	0	0	2,813
Total	$230,414	$1,930	$225,671	$2,813

December 31, 2017
Assets:
U.S. Treasury	$1,967	$1,967	0	$0
U.S. government and federal agency obligations	12,073	0	12,073	0
Government sponsored enterprises	36,897	0	36,897	0
Obligations of states and political subdivisions	46,656	0	46,656	0
Mortgage-backed securities	128,949	0	128,949	0
Mortgage servicing rights	2,713	0	0	2,713
Total	$229,255	$1,967	$224,575	$2,713

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$2,781	$2,877	$2,713	$2,584
Total gains or losses (realized/unrealized):
Included in earnings	(49)	(177)	(31)	67
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	81	66	131	115
Settlements	0	0	0	0
Balance at end of period	$2,813	$2,766	$2,813	$2,766

The change in valuation of mortgage servicing rights arising from inputs and assumptions increased $30,000 and $133,000 for the three and six months ended June 30, 2018, respectively, compared to a decrease of $56,000 and an increase of $319,000 for the three and six months ended June 30, 2017, respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2018, the Company identified $4.2 million in collateral dependent impaired loans that had specific allowances for losses aggregating $911,000. Related to these loans, there was $192,000 and $250,000 in charge-offs recorded during the three and six months ended June 30, 2018, respectively. As of June 30, 2017, the Company identified $3.0 million in collateral dependent impaired loans that had specific allowances for losses aggregating $755,000. Related to these loans, there was $63,000 and $83,000 in charge-offs recorded during the three and six months ended June 30, 2017, respectively.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
		Quoted Prices			Three	Six
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2018
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,648	$0	$0	$1,648	$(166)	$(166)
Real estate construction - commercial	169	0	0	169	0	(27)
Real estate mortgage - residential	998	0	0	998	(12)	(12)
Real estate mortgage - commercial	337	0	0	337	0	(20)
Consumer	137	0	0	137	(14)	(25)
Total	$3,289	$0	$0	$3,289	$(192)	$(250)
Other real estate and foreclosed assets	$13,236	$0	$0	$13,236	$(27)	$(26)

June 30, 2017
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$523	$0	$0	$523	$0	$(1)
Real estate mortgage - residential	1,488	0	0	1,488	(62)	(65)
Real estate mortgage - commercial	220	0	0	220	0	(4)
Consumer	0	0	0	0	(1)	(13)
Total	$2,231	$0	$0	$2,231	$(63)	$(83)
Other real estate and foreclosed assets	$13,356	$0	$0	$13,356	$(195)	$(180)

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

Certificates of Deposit in other banks

Certificates of deposit are other investments made by the Company with other financial institutions that are carried at cost.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017 is as follows:

			June 30, 2018
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2018		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$15,921	$15,921	$15,921	$0	$0
Federal funds sold and overnight interest-bearing deposits	34,863	34,863	34,863	0	0
Certificates of deposit in other banks	10,746	10,746	10,746	0	0
Investment in available-for-sale securities	227,601	227,601	1,930	225,671	0
Loans, net	1,082,983	1,061,707	0	0	1,061,707
Investment in FHLB stock	4,676	4,676	0	4,676	0
Mortgage servicing rights	2,813	2,813	0	0	2,813
Cash surrender value - life insurance	2,516	2,516	0	2,516	0
Accrued interest receivable	5,294	5,294	5,294	0	0
	$1,387,413	$1,366,137	$68,754	$232,863	$1,064,520
Liabilities:
Deposits:
Non-interest bearing demand	$250,232	$250,232	$250,232	$0	$0
Savings, interest checking and money market	614,976	614,976	614,976	0	0
Time deposits	318,178	315,242	0	0	315,242
Federal funds purchased and securities sold under agreements to repurchase	36,103	36,103	36,103	0	0
Federal Home Loan Bank advances and other borrowings	74,270	73,846	0	73,846	0
Subordinated notes	49,486	44,146	0	44,146	0
Accrued interest payable	790	790	790	0	0
	$1,344,035	$1,335,335	$902,101	$117,992	$315,242

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

The Company’s repurchase reserve liability for estimated losses incurred on sold loans was $160,000 at both June 30, 2018 and December 31, 2017. This liability represents management’s estimate of the potential repurchase or make-whole liability for residential mortgage loans originated for sale that may arise from representation and warranty claims that could relate to a variety of issues, including but not limited to, misrepresentation of facts, appraisal issues, or program requirements that may not meet investor guidelines. At June 30, 2018, the Company was servicing 2,726 loans sold to the secondary market with a balance of approximately $284.9 million compared to 2,773 loans sold with a balance of approximately $285.8 million at December 31, 2017, and 2,826 loans sold with a balance of approximately $289.8 million at June 30, 2017.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of year	$160	$160	$160	$160
Provision for repurchase liability	0	0	0	0
Reimbursement of expenses	0	0	0	0
Balance at end of year	$160	$160	$160	$160

(15)	Commitments and Contingencies

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2018, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	June 30,	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$235,159	$238,527
Commitments to originate residential first and second mortgage loans	2,554	1,471
Standby letters of credit	77,276	74,004
Total	314,989	314,002

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2018.

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

 Gains/Losses on Sales of Other Real Estate Owned (OREO)

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Two OREO sales for the six months ended June 30, 2018 and two sales for the six months ended June 30, 2017 were financed by the Bank, which financings were consistent with market terms.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	competitive pressures among financial services companies may increase significantly,

•	changes in the interest rate environment may reduce interest margins,

•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,

•	increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,

•	costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected,

•	legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged, and

•	changes may occur in the securities markets.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.5 billion in assets at June 30, 2018, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended June 30, 2018 and 2017, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Per Share Data
Basic earnings per share	$0.48	$0.32	$0.83	$0.66
Diluted earnings per share	0.48	0.32	0.83	0.66
Dividends paid on common stock	405	338	811	674
Book value per share			15.46	15.67
Market price per share			21.90	20.14
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.80%	0.58%	0.70%	0.61%
Return on stockholders' equity	12.64%	8.10%	11.00%	8.65%
Stockholders' equity to total assets	6.33%	7.11%	6.37%	7.06%
Efficiency ratio (1)	73.49%	74.98%	75.98%	73.75%

(Based on end-of-period data)
Stockholders' equity to assets			6.43%	6.88%
Total risk-based capital ratio			13.41%	13.47%
Tier 1 risk-based capital ratio			11.13%	11.20%
Common equity Tier 1 capital			8.44%	8.43%
Tier 1 leverage ratio (2)			9.09%	9.77%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Net interest income	$11,027	$10,820	$207	1.9%	$21,782	$21,307	$475	2.2%
Provision for loan losses	450	330	120	36.4	750	680	70	10.3
Noninterest income	2,486	2,099	387	18.4	4,787	4,506	281	6.2
Noninterest expense	9,931	9,687	244	2.5	20,186	19,037	1,149	6.0
Income before income taxes	3,132	2,902	230	7.9	5,633	6,096	(463)	(7.6)
Income tax expense	225	983	(758)	(77.1)	636	2,076	(1,440)	(69.4)
Net income	$2,907	$1,919	$988	51.5%	$4,997	$4,020	$977	24.3%

Consolidated net income of $2.9 million, or $0.48 per diluted share, for the three months ended June 30, 2018 increased $988,000 compared to $1.9 million, or $0.32 per diluted share, for the three months ended June 30, 2017. For the three months ended June 30, 2018, the return on average assets was 0.80%, the return on average stockholders’ equity was 12.64%, and the efficiency ratio was 73.49%.

Consolidated net income of $5.0 million, or $0.83 per diluted share, for the six months ended June 30, 2018 increased $977,000 compared to $4.0 million, or $0.66 per diluted share, for the six months ended June 30, 2017. For the six months ended June 30, 2018, the return on average assets was 0.70%, the return on average stockholders’ equity was 11.00%, and the efficiency ratio was 75.98%.

Net interest income was $11.0 million and $21.8 million for the three and six months ended June 30, 2018, respectively, compared to $10.8 million and $21.3 million for the three and six months ended June 30, 2017, respectively. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.25% for the three months ended June 30, 2018, compared to 3.50% for the three months ended June 30, 2017, and decreased to 3.27% for the six months ended June 30, 2018 compared to 3.49% for the six months ended June 30, 2017. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $450,000 and $750,000 provision for loan losses was recorded for the three and six months ended June 30, 2018, respectively, compared to a $330,000 and $680,000 provision for the three and six months ended June 30, 2017, respectively.

The Company’s net loan charge-offs were $185,000, or 0.02%, of average loans, and $390,000, or 0.04%, of average loans for the three and six months ended June 30, 2018, respectively, compared to $47,000, or 0.00%, of average loans, and $21,000, or 0.00%, of average loans for the three and six months ended June 30, 2017, respectively.

Non-performing loans totaled $10.3 million, or 0.94% of total loans, at June 30, 2018 compared to $10.7 million, or 1.00% of total loans, at December 31, 2017, and $10.0 million, or 0.97% of total loans, at June 30, 2017. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $387,000, or 18.4%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and increased $281,000, or 6.2%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These changes are discussed in greater detail below under Non-interest Income.

Non-interest expense increased $244,000, or 2.5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and increased $1.1 million, or 6.0%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These changes are discussed in greater detail below under Non-interest Expense.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,
(In thousands)	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$203,512	$2,549	5.02%	$190,888	$2,229	4.68%
Real estate construction - residential	29,699	390	5.27	20,559	236	4.60
Real estate construction - commercial	102,155	1,233	4.84	71,661	798	4.47
Real estate mortgage - residential	247,360	2,967	4.81	258,958	2,959	4.58
Real estate mortgage - commercial	475,326	5,524	4.66	451,185	5,204	4.63
Consumer	32,664	313	3.84	31,801	309	3.90
Total loans	$1,090,716	$12,976	4.77%	$1,025,052	$11,735	4.59%
Investment securities: (3)
U.S. Treasury	$22,020	$79	1.44%	$0	$0	0.00%
U.S. government and federal agency obligations	54,236	241	1.78	48,888	176	1.44
Obligations of states and political subdivisions	41,319	234	2.27	47,721	266	2.24
Mortgage-backed securities	126,842	646	2.04	120,012	544	1.82
Total investment securities	$244,417	$1,200	1.97%	$216,621	$986	1.83%
Other investments and securities, at cost	9,458	115	4.88	10,588	94	3.56
Federal funds sold and interest bearing deposits in other financial institutions	39,752	189	1.91	4,795	11	0.92
Total interest earning assets	$1,384,343	$14,480	4.20%	$1,257,056	$12,826	4.09%
All other assets	83,987			88,361
Allowance for loan losses	(11,100)			(10,385)
Total assets	$1,457,230			$1,335,032
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$229,171	$559	0.98%	$212,226	$272	0.51%
Savings	97,144	12	0.05	100,985	13	0.05
Interest checking	3,894	6	0.62	1,523	2	0.53
Money market	291,789	770	1.06	203,697	188	0.37
Time deposits	314,620	832	1.06	286,461	509	0.71
Total interest bearing deposits	$936,618	$2,179	0.93%	$804,892	$984	0.49%
Federal funds purchased and securities sold under agreements to repurchase	49,571	189	1.53	29,237	27	0.37
Federal Home Loan advances and other	77,648	332	1.72	110,124	419	1.53
Subordinated notes	49,486	561	4.55	49,486	431	3.49
Total borrowings	$176,705	$1,082	2.46%	$188,847	$877	1.86%
Total interest bearing liabilities	$1,113,323	$3,261	1.17%	$993,739	$1,861	0.75%
Demand deposits	239,921			235,232
Other liabilities	11,708			11,075
Total liabilities	1,364,952			1,240,046
Stockholders' equity	92,278			94,986
Total liabilities and stockholders' equity	$1,457,230			$1,335,032
Net interest income (FTE)		11,219			10,965
Net interest spread			3.03%			3.34%
Net interest margin			3.25%			3.50%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21% and 34%, net of nondeductible interest expense for the three months ended June 30, 2018 and 2017 respectively. Such adjustments totaled $192,000 and $145,000 for the three months ended June 30, 2018 and 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
(In thousands)	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$197,141	$4,807	4.92%	$186,741	$4,290	4.63%
Real estate construction - residential	29,088	731	5.07	19,936	451	4.56
Real estate construction - commercial	102,006	2,406	4.76	68,952	1,518	4.44
Real estate mortgage - residential	247,469	5,826	4.75	259,750	5,882	4.57
Real estate mortgage - commercial	473,635	10,884	4.63	442,219	10,097	4.60
Consumer	32,504	607	3.77	31,022	609	3.96
Total loans	$1,081,843	$25,261	4.71%	$1,008,620	$22,847	4.57%
Investment securities: (3)
U.S. Treasury	$19,773	$139	1.42%	$0	$0	0.00%
U.S. government and federal agency obligations	51,830	431	1.68	47,159	332	1.42
Obligations of states and political subdivisions	43,054	503	2.36	45,738	516	2.28
Mortgage-backed securities	126,152	1,325	2.12	122,154	1,126	1.86
Total investment securities	$240,809	$2,398	2.01%	$215,051	$1,974	1.85%
Other investments and securities, at cost	9,683	225	4.69	10,189	184	3.64
Federal funds sold and interest bearing deposits in other financial institutions	32,204	295	1.85	13,179	60	0.92
Total interest earning assets	$1,364,539	$28,179	4.16%	$1,247,039	$25,065	4.05%
All other assets	84,549			89,308
Allowance for loan losses	(11,009)			(10,195)
Total assets	$1,438,079			$1,326,152
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$236,053	$1,092	0.93%	$214,140	$504	0.47%
Savings	95,758	24	0.05	100,409	25	0.05
Interest checking	2,755	10	0.73	1,589	4	0.51
Money market	279,079	1,305	0.94	201,709	331	0.33
Time deposits	302,363	1,480	0.99	291,382	980	0.86
Total interest bearing deposits	$916,008	$3,911	0.86%	$809,229	$1,844	0.46%
Federal funds purchased and securities sold under agreements to repurchase	46,333	360	1.57	29,158	49	0.34
Federal Home Loan advances and other	85,302	728	1.72	101,399	741	1.47
Subordinated notes	49,486	1,051	4.28	49,486	840	3.42
Total borrowings	$181,121	$2,139	2.38%	$180,043	$1,630	1.83%
Total interest bearing liabilities	$1,097,129	$6,050	1.11%	$989,272	$3,474	0.71%
Demand deposits	237,041			232,016
Other liabilities	12,297			11,198
Total liabilities	1,346,467			1,232,486
Stockholders' equity	91,612			93,666
Total liabilities and stockholders' equity	$1,438,079			$1,326,152
Net interest income (FTE)		22,129			21,591
Net interest spread			3.05%			3.34%
Net interest margin			3.27%			3.49%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21% and 34%, net of nondeductible interest expense for the six months ended June 30, 2018 and 2017 respectively. Such adjustments totaled $347,000 and $284,000 for the six months ended June 30, 2018 and 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$320	$152	$168	$517	$246	$271
Real estate construction - residential	154	116	38	280	225	55
Real estate construction - commercial	435	364	71	888	773	115
Real estate mortgage - residential	8	(136)	144	(56)	(284)	228
Real estate mortgage - commercial	320	280	40	787	721	66
Consumer	4	8	(4)	(2)	28	(30)
Investment securities: (3)
U.S. Treasury	79	75	4	139	134	5
U.S. government and federal agency obligations	65	20	45	99	35	64
Obligations of states and political subdivisions	(32)	(37)	5	(13)	(31)	18
Mortgage-backed securities	102	32	70	199	38	161
Other investments and securities, at cost	21	(11)	32	41	(9)	50
Federal funds sold and interest bearing deposits in other financial institutions	178	155	23	235	139	96
Total interest income	1,654	1,018	636	3,114	2,015	1,099
Interest expense:
NOW accounts	287	24	263	588	57	531
Savings	(1)	0	(1)	(1)	(1)	0
Interest checking	4	0	4	6	4	2
Money market	582	110	472	974	167	807
Time deposits	323	54	269	500	38	462
Federal funds purchased and securities sold under agreements to repurchase	162	30	132	311	44	267
Federal Home Loan Bank advances and other	(87)	(135)	48	(13)	(128)	115
Subordinated notes	130	0	130	211	0	211
Total interest expense	1,400	83	1,317	2,576	181	2,395
Net interest income on a fully taxable equivalent basis	$254	$935	$(681)	$538	$1,834	$(1,296)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense for the three and six months ended June 30, 2018, respectively, compared to 34% for the three and six months ended June 30, 2017, respectively. Such adjustments totaled $192,000 and $347,000 for the three months and six months ended June 30, 2018, respectively, compared to $145,000 and $284,000 for the three and six months ended June 30, 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017, reflected an increase in net interest income, on a tax equivalent basis, of $254,000, or 2.32%, and financial results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 reflected an increase of $538,000, or 2.49%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.25% for the quarter ended June 30, 2018, compared to 3.50% for the quarter ended June 30, 2017, and decreased to 3.27% for the six months ended June 30, 2018 compared to 3.49% for the six months ended June 30, 2017. Although net interest income increased primarily due to an increase in average earning assets, net interest margin decreased due to the cost of interest bearing liabilities repriced faster than the rate earned on interest bearing assets in the comparative periods presented.

Average interest-earning assets increased $127.3 million, or 10.13%, to $1.38 billion for the three months ended June 30, 2018 compared to $1.26 billion for the three months ended June 30, 2017, and average interest bearing liabilities increased $119.6 million, or 12.03%, to $1.11 billion for the three months ended June 30, 2018 compared to $993.7 million for the three months ended June 30, 2017.

Average interest-earning assets increased $117.5 million, or 9.42%, to $1.36 billion for the six months ended June 30, 2018 compared to $1.25 billion for the six months ended June 30, 2017, and average interest bearing liabilities increased $107.9 million, or 10.90%, to $1.09 billion for the six months ended June 30, 2018 compared to $989.3 million for the six months ended June 30, 2017.

Total interest income (expressed on a fully taxable equivalent basis) was $14.5 million and $28.2 million for the three and six months ended June 30, 2018, respectively, compared to $12.8 million and $25.1 million for the three and six months ended June 30, 2017, respectively. The Company’s rates earned on interest earning assets were 4.20% and 4.16% for the three and six months ended June 30, 2018, respectively, compared to 4.09% and 4.05% for the three and six months ended June 30, 2017, respectively.

Interest income on loans increased to $13.0 million and $25.3 million for the three and six months ended June 30, 2018, respectively, compared to $11.7 million and $22.8 million for the three and six months ended June 30, 2017, respectively.

Average loans outstanding increased $65.7 million, or 6.41%, to $1.09 billion for the three months ended June 30, 2018 compared to $1.02 billion for the three months ended June 30, 2017. The average yield on loans receivable increased to 4.77% for the three months ended June 30, 2018 compared to 4.59% for the three months ended June 30, 2017.

Average loans outstanding increased $73.2 million, or 7.26%, to $1.08 billion for the six months ended June 30, 2018 compared to $1.01 billion for the six months ended June 30, 2017. The average yield on loans receivable increased to 4.71% for the six months ended June 30, 2018 compared to 4.57% for the six months ended June 30, 2017. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $3.3 million and $6.1 million for the three and six months ended June 30, 2018, respectively, compared to $1.9 million and $3.5 million for the three and six months ended June 30, 2017, respectively. The Company’s rates paid on interest bearing liabilities was 1.17% and 1.11% for the three and six months ended June 30, 2018, respectively, compared to 0.75% and 0.71% for the three and six months ended June 30, 2017, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $2.2 million and $3.9 million for the three and six months ended June 30, 2018, respectively, compared to $984,000 and $1.8 million for the three and six months ended June 30, 2017, respectively.

Average interest bearing deposits increased $131.7 million, or 16.4%, to $936.6 million for the three months ended June 30, 2018 compared to $804.9 million for the three months ended June 30, 2017. The increase was primarily due to a new money market product that brought in new deposits in addition to new public funds. The average cost of deposits increased to 0.93% for the three months ended June 30, 2018 compared to 0.49% for the three months ended June 30, 2017. The increase was primarily due to the rate paid on the new money market product and generally higher market interest rates during the first quarter of 2018.

Average interest bearing deposits increased $106.8 million, or 13.2%, to $916.0 million for the six months ended June 30, 2018 compared to $809.2 million for the six months ended June 30, 2017. The increase was primarily due to a new money market product that brought in new deposits in addition to new public funds. The average cost of deposits increased to 0.86% for the six months ended June 30, 2018 compared to 0.46% for the six months ended June 30, 2017. The increase was primarily due to the rate paid on the new money market product and generally higher market interest rates during the current year versus the prior year.

Interest expense on borrowings increased to $1.1 million and $2.1 million for the three and six months ended June 30, 2018, respectively, compared to $877,000 and $1.6 million for the three and six months ended June 30, 2017, respectively.

Average borrowings decreased to $176.7 million for the three months ended June 30, 2018 compared to $188.8 million for the three months ended June 30, 2017. The primary decrease in average borrowings resulted from the repayment of FHLB advances partially offset by an increase in average repurchase agreements due to a tax initiative involving a short sale of a U.S. Treasury security funded by a repurchase agreement. The average cost of borrowings increased to 2.46% for the three months ended June 30, 2018 compared to 1.86% for the three months ended June 30, 2017. The increase in cost of funds, primarily resulted from higher interest rates and the additional interest cost of the repurchase agreement related to the short sale.

Average borrowings increased to $181.1 million for the six months ended June 30, 2018 compared to $180.0 million for the six months ended June 30, 2017. The primary increase in average borrowings resulted from FHLB advances to fund loan growth and a tax initiative involving short sales of U.S. Treasury securities funded by repurchase agreements. The average cost of borrowings increased to 2.38% for the six months ended June 30, 2018 compared to 1.83% for the six months ended June 30, 2017. The increase in cost of funds primarily resulted from higher interest rates and the additional interest cost of the repurchase agreements related to the short sales. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Non-interest Income
Service charges and other fees	$941	$851	$90	10.6%	$1,817	$1,687	$130	7.7%
Bank card income and fees	709	663	46	6.9	1,365	1,277	88	6.9
Trust department income	311	266	45	16.9	592	540	52	9.6
Real estate servicing fees, net	161	34	127	373.5	381	487	(106)	(21.8)
Gain on sales of mortgage loans, net	242	218	24	11.0	387	374	13	3.5
Other	122	67	55	82.1	245	141	104	73.8
Total non-interest income	$2,486	$2,099	$387	18.4%	$4,787	$4,506	$281	6.2%

Non-interest income as a % of total revenue *	18.4%	16.2%			18.0%	17.5%
* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $387,000, or 18.4%, to $2.5 million for the quarter ended June 30, 2018 compared to $2.1 million for the quarter ended June 30, 2017, and increased $281,000, or 6.2%, to $4.8 million for the six months ended June 30, 2018 compared to $4.5 million for the six months ended June 30, 2017.

Service charges and other fees increased $90,000, or 10.6%, to $941,000 for the quarter ended June 30, 2018 compared to $851,000 for the quarter ended June 30, 2017, and increased $130,000, or 7.7%, to $1.8 million for the six months ended June 30, 2018 compared to $1.7 million for the six months ended June 30, 2017. The increases period over period primarily were a result of stronger Company policies in regards to waiving service charges and increases in fees and ATM income resulting from deposit growth.

Real estate servicing fees, net of the change in valuation of mortgage serving rights (MSRs) increased $127,000 to $161,000 for the quarter ended June 30, 2018 compared to $34,000 for the quarter ended June 30, 2017 primarily due to an increase in the change in fair value quarter over quarter. Real estate servicing fees, net of the change in valuation of mortgage serving rights decreased $106,000 to $381,000 for the six months ended June 30, 2018 compared to $487,000 for the six months ended June 30, 2017 primarily due to a decrease in the change in fair value year over year. The change in the value of MSRs in both periods presented is primarily the result of market-driven changes in interest rates and prepayment speeds.

Mortgage loan servicing fees earned on loans sold were $210,000 and $413,000 for the three and six months ended June 30, 2018, respectively, compared to $211,000 and $420,000 for the three and six months ended June 30, 2017, respectively. The Company was servicing $284.9 million of mortgage loans at June 30, 2018 compared to $285.8 million and $289.8 million at December 31, 2017 and June 30, 2017, respectively.

Gain on sales of mortgage loans increased $24,000, or 11.0%, to $242,000 for the quarter ended June 30, 2018 compared to $218,000 for the quarter ended June 30, 2017, and increased $13,000, or 3.5%, to $387,000 for the six months ended June 30, 2018 compared to $374,000 for the six months ended June 30, 2017. The increase period over period was primarily due to an increase in loans sold partially offset by an increase in loan origination costs. The Company sold loans of $12.1 million and $19.7 million for the three and six months ended June 30, 2018, respectively, compared to $9.4 and $16.2 million for the three and six months ended June 30, 2017, respectively.

Other Income increased $55,000, or 82.1%, to $122,000 for the quarter ended June 30, 2018 compared to $67,000 for the quarter ended June 30, 2017, and increased $104,000, or 73.8%, to $245,000 for the six months ended June 30, 2018 compared to $141,000 for the six months ended June 30, 2017. The increase period over period was primarily due to gain on the sale of investment securities partially offset by a decrease in brokerage income.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Non-interest Expense
Salaries	$4,248	$4,010	$238	5.9%	$8,800	$8,064	$736	9.1%
Employee benefits	1,565	1,326	239	18.0	3,070	2,710	360	13.3
Occupancy expense, net	725	689	36	5.2	1,413	1,307	106	8.1
Furniture and equipment expense	685	634	51	8.0	1,320	1,232	88	7.1
Processing expense, network and bank card expense	889	927	(38)	(4.1)	1,747	1,972	(225)	(11.4)
Legal, examination, and professional fees	201	317	(116)	(36.6)	624	597	27	4.5
FDIC insurance assessment	146	115	31	27.0	301	216	85	39.4
Advertising and promotion	291	265	26	9.8	544	503	41	8.2
Postage, printing, and supplies	224	252	(28)	(11.1)	492	475	17	3.6
Other	957	1,152	(195)	(16.9)	1,875	1,961	(86)	(4.4)
Total non-interest expense	$9,931	$9,687	$244	2.5%	$20,186	$19,037	$1,149	6.0%
Efficiency ratio *	73.5%	75.0%			76.0%	73.8%
Number of full-time equivalent employees	323	336

* Efficiency ratio is calculated as non-interest expense as a percent of revenue.

Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $244,000, or 2.5%, to $9.9 million for the quarter ended June 30, 2018 compared to $9.7 million for the quarter ended June 30, 2017, and increased $1.1 million, or 6.0%, to $20.2 million for the six months ended June 30, 2018 compared to $19.0 million for the six months ended June 30, 2017.

Salaries increased $238,000, or 5.9%, to $4.2 million for the quarter ended June 30, 2018 compared to $4.0 million for the quarter ended June 30, 2017, and increased $736,000, or 9.1%, to $8.8 million for the six months ended June 30, 2018 compared to $8.1 million for the six months ended June 30, 2017. The increase quarter over quarter was primarily due to merit increases, and the increase for the six month period year over year was primarily due to a bonus that was paid in February 2018 to all eligible full-time and part-time employees as a result of the expected tax savings from the new tax reform.

Employee benefits increased $239,000, or 18.0%, to $1.6 million for the quarter ended June 30, 2018 compared to $1.3 million for the quarter ended June 30, 2017, and increased $360,000, or 13.3%, to $3.1 million for the six months ended June 30, 2018 compared to $2.7 million for the six months ended June 30, 2017. The increase in both periods presented was primarily due to an increase in medical plan premiums effective July 1, 2018 and an increase in pension expense due to a decrease in discount rates.

Processing, network, and bank card expense decreased $38,000, or 4.1%, to $889,000 for the quarter ended June 30, 2018 compared to $927,000 for the quarter ended June 30, 2017, and decreased $225,000, or 11.4%, to $1.7 million for the six months ended June 30, 2018 compared to $2.0 million for the six months ended June 30, 2017. The decrease in both periods presented was primarily due to additional one-time costs associated with a corporate wide network upgrade and changes in processing service providers during 2017.

Legal, examination, and professional fees decreased $116,000, or 36.6%, to $201,000 for the quarter ended June 30, 2018 compared to $317,000 for the quarter ended June 30, 2017, and increased $27,000, or 4.5%, to $624,000 for the six months ended June 30, 2018 compared to $597,000 for the six months ended June 30, 2017. The decrease quarter over quarter was primarily due to reimbursement of attorney fees related to settlements on two loan relationships. The increase for the six month period year over year was primarily related to an increase in consulting fees related to tax planning initiatives and audit fees partially offset by a decrease in legal fees.

FDIC insurance assessment increased $31,000, or 27.0%, to $146,000 for the quarter ended June 30, 2018 compared to $115,000 for the quarter ended June 30, 2017, and increased $85,000, or 39.4%, to $301,000 for the six months ended June 30, 2018 compared to $216,000 for the six months ended June 30, 2017. The increase in both periods presented was primarily due to an increase in the Company’s total assessment base.

Other expense decreased $195,000, or 16.9%, to $957,000 for the quarter ended June 30, 2018 compared to $1.2 million for the quarter ended June 30, 2017, and decreased $86,000, or 4.4%, to $1.9 million for the six months ended June 30, 2018 compared to $2.0 million for the six months ended June 30, 2017. The decrease in both periods presented was primarily due to a decrease in real estate foreclosure expense, partially offset by increases in other loan expense, correspondent bank and deposit fees, and miscellaneous charged off items.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 7.2% and 11.3% for the three and six months ended June 30, 2018, respectively, compared to 33.9% and 34.1% for the three and six months ended June 30, 2017, respectively. As further described below, the decrease in tax rate for the comparative periods is primarily due to a decrease in the federal corporate tax rate, the release of the valuation allowance related to capital losses as a result of the Company’s tax planning initiatives, a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year, and the Company’s additional tax planning initiatives.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. The Company’s tax rate is lower than the federal statutory rate primarily as a result of tax-exempt income, the release of the valuation allowance related to capital loss carryforwards, and a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Cuts and Jobs Act have not been finalized as of June 30, 2018. The Company expects to finalize those adjustments within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB’s ASC Topic 740, Income Taxes. The impact of the Tax Cuts and Jobs Act is expected to require further adjustments in 2018 due to anticipated additional guidance from the U.S. Department of the Treasury, changes in our assumptions, completion of 2017 U.S. tax returns and further information and interpretations that become available.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 74.8% of total assets as of June 30, 2018 compared to 74.0% as of December 31, 2017.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Commercial, financial, and agricultural	$200,628	$192,238
Real estate construction - residential	28,285	26,492
Real estate construction - commercial	106,406	98,340
Real estate mortgage - residential	246,415	246,754
Real estate mortgage - commercial	479,571	472,455
Installment loans to individuals	32,890	32,153
Total loans	$1,094,195	$1,068,432
Percent of categories to total loans:
Commercial, financial, and agricultural	18.4%	18.0%
Real estate construction - residential	2.6	2.5
Real estate construction - commercial	9.7	9.2
Real estate mortgage - residential	22.5	23.1
Real estate mortgage - commercial	43.8	44.2
Installment loans to individuals	3.0	3.0
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three and six months ended June 30, 2018, the Company sold approximately $12.1 million and $19.7 million of loans to investors, respectively, compared to $9.4 million and $16.2 million for the three and six months ended June 30, 2017, respectively. At June 30, 2018, the Company was servicing approximately $284.9 million of loans sold to the secondary market compared to $285.8 million at December 31, 2017, and $289.8 million at June 30, 2017.

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

Nonperforming Assets

The following table summarizes nonperforming assets at the dates indicated:

	June 30,	December 31,
(In thousands)	2018	2017
Nonaccrual loans:
Commercial, financial, and agricultural	$2,429	$2,507
Real estate construction - residential	0	0
Real estate construction - commercial	169	97
Real estate mortgage - residential	2,775	1,956
Real estate mortgage - commercial	653	936
Installment and other consumer	285	176
Total	$6,311	$5,672
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$0	$2
Real estate construction - residential	0	275
Real estate mortgage - residential	8	28
Installment and other consumer	34	23
Total	$42	$328
Performing troubled debt restructurings	3,940	4,684
Total nonperforming loans	10,293	10,684
Other real estate owned and repossessed assets	13,236	13,182
Total nonperforming assets	$23,529	$23,866

Loans	$1,094,195	$1,068,432
Allowance for loan losses to loans	1.02%	1.02%
Nonperforming loans to loans	0.94%	1.00%
Allowance for loan losses to nonperforming loans	108.93%	101.57%
Allowance for loan losses to nonperforming loans, excluding performing TDR's	176.48%	180.87%
Nonperforming assets to loans, other real estate owned and repossessed assets	2.12%	2.21%

Total nonperforming assets totaled $23.5 million at June 30, 2018 compared to $23.9 million at December 31, 2017. Nonperforming loans, defined as loans on nonaccrual status, loans 90 days or more past due and still accruing, and TDRs totaled $10.3 million, or 0.94%, of total loans at June 30, 2018 compared to $10.7 million, or 1.00%, of total loans at December 31, 2017. Non-accrual loans included $2.0 million and $1.7 million of loans classified as TDRs at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018 and December 31, 2017, approximately $2.2 million and $4.1 million, respectively, of loans classified as substandard, not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2018 and December 31, 2017, respectively.

Total non-accrual loans at June 30, 2018 increased $639,000, or 11.0%, to $6.3 million compared to $5.7 million at December 31, 2017. This increase primarily consisted of an increase in real estate mortgage - residential loans and installment loans, partially offset by a decrease in real estate mortgage – commercial loans and commercial financial, and agricultural loans.

Loans past due 90 days and still accruing interest at June 30, 2018, were $42,000 compared to $328,000 at December 31, 2017. Other real estate and repossessed assets were $13.2 million at both June 30, 2018 and December 31, 2017. During the six months ended June 30, 2018, $382,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $103,000 during the six months ended June 30, 2017.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2018			December 31, 2017
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	5	$458	$19	6	$500	$20
Real estate mortgage - residential	10	2,410	80	11	3,116	236
Real estate mortgage - commercial	2	1,053	63	2	1,068	109
Intallment - Consumer	2	19	1	-	-	-
Total performing TDRs	19	$3,940	$163	19	$4,684	$365
Nonperforming TDRs
Commercial, financial and agricultural	4	$790	$45	4	$838	$41
Real estate mortgage - residential	5	879	210	4	290	61
Real estate mortgage - commercial	4	271	91	4	589	110
Intallment - Consumer	2	28	1	-	-	-
Total nonperforming TDRs	15	$1,968	$347	12	$1,717	$212
Total TDRs	34	$5,908	$510	31	$6,401	$577

At June 30, 2018, loans classified as TDRs totaled $5.9 million, with $510,000 of specific reserves, of which $2.0 million were classified as nonperforming TDRs and $3.9 million were classified as performing TDRs. This compared to $6.4 million of loans classified as TDRs, with $577,000 of specific reserves, of which $1.7 million were classified as nonperforming TDRs and $4.7 million were classified as performing TDRs at December 31, 2017. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2017 to June 30, 2018 was primarily due to one TDR totaling $48,000 that went to foreclosure and $639,000 of payments on TDRs received, partially offset by six new TDRs totaling $191,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2018	2017
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,943	$3,325
Real estate construction - residential	201	170
Real estate construction - commercial	905	807
Real estate mortgage - residential	2,109	1,689
Real estate mortgage - commercial	3,630	4,437
Installment and other consumer	413	345
Unallocated	11	79
Total	$11,212	$10,852

The allowance for loan losses (ALL) was $11.2 million, or 1.02%, of loans outstanding at June 30, 2018 compared to $10.9 million, or 1.02%, at December 31, 2017, and $10.5 million, or 1.02%, of loans outstanding at June 30, 2017. The ratio of the allowance for loan losses to nonperforming loans, excluding performing TDRs, was 176.48% at June 30, 2018, compared to 180.87% at December 31, 2017.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2018	2017
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,282	$1,333
Collectively evaluated for impairment - general reserves	9,930	9,519
Total	$11,212	$10,852

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2018, $1.3 million of the Company’s ALL was allocated to impaired loans totaling approximately $10.3 million compared to $1.3 million of the Company’s ALL allocated to impaired loans totaling approximately $10.4 million at December 31, 2017. Management determined that $3.3 million, or 33%, of total impaired loans required no reserve allocation at June 30, 2018 compared to $2.4 million, or 23%, at December 31, 2017 primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

Provision

A $450,000 and $750,000 provision was required for the three and six months ended June 30, 2018, respectively, compared to a $330,000 and $680,000 provision for the three and six months ended June 30, 2017. The increase in both periods reported was primarily due to loan growth and changes in current economic factors used in assessing the risk in the portfolio.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Analysis of allowance for loan losses:
Balance beginning of period	$10,947	$10,262	$10,852	$9,886
Charge-offs:
Commercial, financial, and agricultural	193	32	303	60
Real estate construction - residential	-	-	48	-
Real estate construction - commercial	-	-	30	-
Real estate mortgage - residential	12	62	32	81
Real estate mortgage - commercial	15	2	29	16
Installment and other consumer	49	60	106	111
Total charge-offs	269	156	548	268
Recoveries:
Commercial, financial, and agricultural	$10	$24	$23	$42
Real estate construction - residential	13	25	25	75
Real estate mortgage - residential	16	21	36	57
Real estate mortgage - commercial	25	14	31	21
Installment and other consumer	20	25	43	52
Total recoveries	84	109	158	247
Net charge-offs	185	47	390	21
Provision for loan losses	450	330	750	680
Balance end of period	$11,212	$10,545	$11,212	$10,545

Net Loan Charge-offs

The Company’s net loan charge-offs were $185,000, or 0.02%, of average loans, and $390,000, or 0.04%, of average loans for the three and six months ended June 30, 2018, respectively, compared to $47,000, or 0.00%, of average loans, and $21,000, or 0.00%, of average loans for the three and six months ended June 30, 2017, respectively. The increase in charge-offs period over period primarily related to two commercial loan relationships.

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

	June 30,	December 31,
(In thousands)	2018	2017
Federal funds sold and other overnight interest-bearing deposits	$34,863	$39,553
Certificates of deposit in other banks	10,746	3,460
Available-for-sale investment securities	227,601	226,542
Total	$273,210	$269,555

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $227.6 million at June 30, 2018 and included an unrealized net loss of $5.9 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $12.4 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2018 and December 31, 2017, the Company’s unpledged securities in the available for sale portfolio totaled approximately $40.3 million and $44.8 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,703	$9,570
Federal funds purchased and securities sold under agreements to repurchase	54,767	40,931
Other deposits	122,789	131,197
Total pledged, at fair value	$187,259	$181,698

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2018, such deposits totaled $1.1 billion and represented 90.0% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $250,000 and over totaled $98.6 million at June 30, 2018. These accounts are normally considered more volatile and higher costing representing 8.3% of total deposits at June 30, 2018.

Core deposits at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Core deposit base:
Non-interest bearing demand	$250,232	$245,380
Interest checking	217,259	229,862
Savings and money market	381,650	345,593
Other time deposits	216,075	230,309
Total	$1,065,216	$1,051,144

The total amount of certificates of deposit of $250,000 and greater at June 30, 2018 and December 31, 2017 were $98.6 million and $63.2 million, respectively. The Company had brokered deposits totaling $16.8 million and $9.8 million at June 30, 2018 and December 31, 2017, respectively. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act signed into law in May 2018, certain reciprocal deposits are no longer required to be classified as brokered deposits. As such, prior periods presented have been reclassified to include these reciprocal deposits in the Company’s core deposits and excluded from brokered deposit totals.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2018, under agreements with these unaffiliated banks, the Bank may borrow up to $40.0 million in federal funds on an unsecured basis and $16.9 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2018. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2018, there was $36.1 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at June 30, 2018.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of June 30, 2018, the Bank had $74.2 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$36,103	$27,560
Federal Home Loan Bank advances	74,240	121,352
Subordinated notes	49,486	49,486
Other borrowings	30	30
Total	$159,859	$198,428

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

	June 30,				December 31,
	2018				2017
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$283,580	$9,483	$47,385	$340,448	$294,081	$9,364	$47,825	$351,270
Letters of credit	(73,750)	0	0	(73,750)	(70,000)	0	0	(70,000)
Advances outstanding	(74,240)	0	0	(74,240)	(121,352)	0	0	(121,352)
Total available	$135,590	$9,483	$47,385	$192,458	$102,729	$9,364	$47,825	$159,918

At June 30, 2018, loans of $489.6 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2018, investments totaling $19.3 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $50.8 million at June 30, 2018 compared to $62.9 million at December 31, 2017. The $12.1 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2018. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $6.5 million for the six months ended June 30, 2018.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $36.6 million. The cash outflow primarily consisted of $26.3 million increase in loans and $74.3 million purchases of investment securities, partially offset by $69.9 million from maturities, calls, and sales of investment securities.

Financing activities provided cash of $18.0 million, resulting primarily from a $30.5 million increase in interest bearing transaction accounts, a $22.2 million increase in time deposits, and an $8.5 million increase in federal funds purchased and securities sold under agreements to repurchase, partially offset by a net $47.1 million repayment of FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2018.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $315.0 million in unused loan commitments and standby letters of credit as of June 30, 2018. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $811,000 and $674,000 for the six months ended June 30, 2018 and 2017, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $4.0 million and $0 in dividends to the Company during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents totaling $1.8 million and $1.4 million, respectively.

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

Under the Basel III requirements, at June 30, 2018 and December 31, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2018
Total Capital (to risk-weighted assets):
Company	$160,239	13.41%	$95,573	8.00%	$	N.A.	N.A.	%
Bank	156,966	13.18	95,272	8.00		119,090	10.00
Tier I Capital (to risk-weighted assets):
Company	$132,937	11.13%	$71,680	6.00%	$	N.A.	N.A.	%
Bank	145,594	12.23	71,454	6.00		95,272	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$100,867	8.44%	$53,760	4.50%	$	N.A.	N.A.	%
Bank	145,594	12.23	53,590	4.50		77,408	6.50
Tier I Capital (to adjusted average assets):
Company	$132,937	9.09%	$58,492	4.00%	$	N.A.	N.A.	%
Bank	145,594	10.14	57,427	4.00		71,783	5.00
(in thousands)
December 31, 2017
Total Capital (to risk-weighted assets):
Company	$156,045	12.93%	$96,577	8.00%	$	N.A.	N.A.	%
Bank	154,495	12.83	96,326	8.00		120,408	10.00
Tier I Capital (to risk-weighted assets):
Company	$129,369	10.72%	$72,433	6.00%	$	N.A.	N.A.	%
Bank	143,483	11.92	72,245	6.00		96,326	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$97,033	8.04%	$54,325	4.50%	$	N.A.	N.A.	%
Bank	143,483	11.92	54,184	4.50		78,265	6.50
Tier I leverage ratio:
Company	$129,369	9.33%	$55,488	4.00%	$	N.A.	N.A.	%
Bank	143,483	10.38	55,315	4.00		69,144	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Sensitivity

Market risk arises from exposure to changes in interest rates and other relevant market rate or price risk. The Company faces market risk in the form of interest rate risk through transactions other than trading activities. The Company uses financial modeling techniques to measure interest rate risk. These techniques measure the sensitivity of future earnings due to changing interest rate environments. Guidelines established by the Company's Asset/Liability Committee and approved by the board of directors are used to monitor exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Company feels it has no primary exposure to specific points on the yield curve. For the three months ended June 30, 2018, our Company utilized a 400 basis point immediate and gradual move in interest rates (both upward and downward) applied to both a parallel and proportional yield curve. However, there are no assurances that the change will not be more or less than this estimate.

The following table represents estimated interest rate sensitivity and periodic and cumulative gap positions calculated as of June 30, 2018. Significant assumptions used for this table included: loans will repay at historic repayment rates; certain interest-bearing demand accounts are interest sensitive due to immediate repricing, and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.

						Over
						5 Years or
						No stated
(In thousands)	Year 1	Year 2	Year 3	Year 4	Year 5	Maturity	Total
ASSETS
Investment securities	$35,669	$46,303	$40,062	$35,482	$28,853	$41,232	$227,601
Federal funds sold and other over-night interest-bearing deposits	34,863	-	-	-	-	-	34,863
Certificates of deposit in other banks	-	2,097	3,210	1,977	3,462	-	10,746
Other investments and securities, at cost	6,323	3,000	-	-	-	-	9,323
Loans	420,952	162,210	169,767	129,108	122,712	89,446	1,094,195
Total	$497,807	$213,610	$213,039	$166,567	$155,027	$130,678	$1,376,728

LIABILITIES
Savings, interest checking, and money market deposits	$380,174	$-	$234,802	$-	$-	$-	$614,976
Time deposits	215,740	43,160	16,994	18,745	23,539	-	318,178
Federal funds purchased and securities sold under agreements to repurchase	36,103	-	-	-	-	-	36,103
Federal Home Loan Bank advances
and other borrowings	32,228	30,233	7,238	4,541	30	-	74,270
Subordinated notes	49,486	-	-	-	-	-	49,486
Total	$713,731	$73,393	$259,034	$23,286	$23,569	$-	$1,093,013
Interest-sensitivity GAP
Periodic GAP	$(215,924)	$140,217	$(45,995)	$143,281	$131,458	$130,678	$283,715
Cumulative GAP	$(215,924)	$(75,707)	$(121,702)	$21,579	$153,037	$283,715	$283,715

Ratio of interest-earning assets to interest-bearing liabilities
Periodic GAP	0.70	2.91	0.82	7.15	6.58	NM	1.26
Cumulative GAP	0.70	0.90	0.88	1.02	1.14	1.26	1.26

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the six months ended June 30, 2018.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2018.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended June 30, 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
April 1-30, 2018	3,200	$20.85	-	$1,786,708
May 1-31, 2018	-	$-	-	$1,786,708
June 1-30, 2018	-	$-	-	$1,786,708
Total	3,200	$20.85	-	$1,786,708

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner
August 9, 2018	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps
August 9, 2018	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2018 Form 10-Q

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

