Form 10-Q
period 2018-09-30
HAWTHORN BANCSHARES, INC.
filed 2018-11-08
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 8, 2018, the registrant had 6,034,843 shares of common stock, par value $1.00 per share, outstanding

Part I - Financial Information
Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$16,340	$23,325
Federal funds sold and other interest-bearing deposits	20,478	39,553
Cash and cash equivalents	36,818	62,878
Certificates of deposit in other banks	12,243	3,460
Available-for-sale debt securities, at fair value	224,562	231,028
Other securities	5,018	6,551
Total investment securities	229,580	237,579
Loans	1,115,765	1,068,432
Allowances for loan losses	(11,358)	(10,852)
Net loans	1,104,407	1,057,580
Premises and equipment - net	34,746	34,811
Mortgage servicing rights	2,871	2,713
Other real estate owned and repossessed assets - net	13,373	13,182
Accrued interest receivable	5,984	5,627
Cash surrender value - life insurance	2,535	2,484
Other assets	9,107	8,902
Total assets	$1,451,664	$1,429,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$257,376	$245,380
Savings, interest checking and money market	609,216	584,468
Time deposits $250,000 and over	110,148	63,176
Other time deposits	205,994	232,788
Total deposits	1,182,734	1,125,812
Federal funds purchased and securities sold under agreements to repurchase	32,660	27,560
Federal Home Loan Bank advances and other borrowings	78,713	121,382
Subordinated notes	49,486	49,486
Accrued interest payable	990	554
Other liabilities	12,209	13,051
Total liabilities	1,356,792	1,337,845
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,278,481 and 6,046,907 shares, respectively	6,279	6,047
Surplus	50,173	45,442
Retained earnings	52,090	50,595
Accumulated other comprehensive loss, net of tax	(8,626)	(5,662)
Treasury stock; 243,638 and 248,898 shares, at cost, respectively	(5,044)	(5,051)
Total stockholders’ equity	94,872	91,371
Total liabilities and stockholders’ equity	$1,451,664	$1,429,216

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$13,252	$11,856	$38,329	$34,577
Interest on investment securities:
Taxable	1,089	785	3,141	2,391
Nontaxable	146	169	451	494
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	205	84	500	144
Dividends on other securities	59	42	162	111
Total interest income	14,751	12,936	42,583	37,717
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,468	682	3,899	1,546
Time deposit accounts $250,000 and over	391	119	825	309
Other time deposits	520	463	1,566	1,252
Interest on federal funds purchased and securities sold under agreements to repurchase	166	29	526	78
Interest on Federal Home Loan Bank advances	314	440	1,042	1,182
Interest on subordinated notes	584	450	1,635	1,290
Total interest expense	3,443	2,183	9,493	5,657
Net interest income	11,308	10,753	33,090	32,060
Provision for loan losses	250	555	1,000	1,235
Net interest income after provision for loan losses	11,058	10,198	32,090	30,825
NON-INTEREST INCOME
Service charges and other fees	942	878	2,760	2,565
Bank card income and fees	699	664	2,064	1,941
Trust department income	276	288	867	828
Real estate servicing fees, net	192	70	574	557
Gain on sale of mortgage loans, net	205	225	593	599
Other	10	56	47	197
Total non-interest income	2,324	2,181	6,905	6,687
Investment securities gain, net	50	0	256	0
NON-INTEREST EXPENSE
Salaries and employee benefits	5,543	5,502	17,413	16,276
Occupancy expense, net	749	719	2,162	2,027
Furniture and equipment expense	785	764	2,104	1,996
Processing, network, and bank card expense	841	831	2,589	2,803
Legal, examination, and professional fees	289	331	913	928
FDIC insurance assessment	181	106	482	322
Advertising and promotion	297	342	840	845
Postage, printing, and supplies	256	215	749	690
Other	947	956	2,821	2,916
Total non-interest expense	9,888	9,766	30,073	28,803
Income before income taxes	3,544	2,613	9,178	8,709
Income tax expense	446	847	1,083	2,923
Net income	3,098	1,766	8,095	5,786
Basic earnings per share	$0.51	$0.29	$1.34	$0.95
Diluted earnings per share	$0.51	$0.29	$1.34	$0.95

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Net income	$3,098	$1,766	$8,095	$5,786
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized (loss) gain on investment securities available-for-sale, net of tax	(936)	84	(3,093)	984
Adjustment for gain on sale of investment securities, net of tax	0	0	0	0
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	44	15	129	42
Total other comprehensive (loss) income	(892)	99	(2,964)	1,026
Total comprehensive income	$2,206	$1,865	$5,131	$6,812

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2016	$5,822	$41,498	$51,671	$(3,801)	$(4,173)	$91,017
Net income	0	0	5,786	0	0	5,786
Other comprehensive income	0	0	0	1,026	0	1,026
Stock based compensation expense	0	3	0	0	0	3
Purchase of treasury stock	0	0	0	0	(623)	(623)
Stock dividend	225	3,940	(4,165)	0	0	0
Cash dividends declared, common stock	0	0	(1,137)	0	0	(1,137)
Balance, September 30, 2017	$6,047	$45,441	$52,155	$(2,775)	$(4,796)	$96,072

Balance, December 31, 2017	$6,047	$45,442	$50,595	$(5,662)	$(5,051)	$91,371
Net income	0	0	8,095	0	0	8,095
Other comprehensive loss	0	0	0	(2,964)	0	(2,964)
Issuance of stock under equity compensation plan	0	(51)	0	0	186	135
Purchase of treasury stock	0	0	0	0	(179)	(179)
Stock dividend	232	4,782	(5,014)	0	0	0
Cash dividends declared, common stock	0	0	(1,586)	0	0	(1,586)
Balance, September 30, 2018	$6,279	$50,173	$52,090	$(8,626)	$(5,044)	$94,872

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$8,095	$5,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,235
Depreciation expense	1,321	1,399
Net amortization of investment securities, premiums, and discounts	1,121	1,257
Stock based compensation expense	0	3
Change in fair value of mortgage servicing rights	40	72
Investment securities gain, net	(256)	0
Loss on sales and dispositions of premises and equipment	3	123
Gain on sales and dispositions of other real estate and repossessed assets	0	(42)
Provision for other real estate owned	26	243
(Increase) decrease in accrued interest receivable	(357)	304
Increase in cash surrender value - life insurance	(51)	(55)
Decrease (increase) in other assets	849	(269)
Increase (decrease) in accrued interest payable	436	(12)
Decrease in other liabilities	(1,038)	(479)
Origination of mortgage loans for sale	(29,197)	(26,446)
Proceeds from the sale of mortgage loans	30,049	26,261
Gain on sale of mortgage loans, net	(593)	(599)
Other, net	(198)	(162)
Net cash provided by operating activities	11,250	8,619
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(8,783)	0
Proceeds from maturities of certificates of deposit in other banks	0	1,000
Net increase in loans	(48,675)	(70,572)
Purchase of available-for-sale debt securities	(102,953)	(32,330)
Proceeds from maturities of available-for-sale debt securities	25,782	24,192
Proceeds from calls of available-for-sale debt securities	1,685	7,675
Proceeds from sales of available-for-sale debt securities	77,168	2,656
Purchases of FHLB stock	(2,367)	(1,203)
Proceeds from sales of FHLB stock	3,903	1,239
Purchases of premises and equipment	(1,374)	(1,017)
Proceeds from sales of premises and equipment	13	12
Proceeds from sales of other real estate and foreclosed assets	372	1,001
Net cash used in investing activities	(55,229)	(67,347)
Cash flows from financing activities:
Net increase in demand deposits	11,996	23,482
Net increase in interest-bearing transaction accounts	24,748	70,844
Net increase in time deposits	20,178	2,968
Net increase in federal funds purchased and securities sold under agreements to repurchase	5,100	1,048
Repayment of FHLB advances and other borrowings	(173,619)	(183,132)
FHLB advances	130,950	179,640
Issuance of stock under equity compensation plan	135	0
Purchase of treasury stock	(179)	(623)
Cash dividends paid - common stock	(1,390)	(1,067)
Net cash provided by financing activities	17,919	93,160
Net (decrease) increase in cash and cash equivalents	(26,060)	34,432
Cash and cash equivalents, beginning of period	62,878	25,995
Cash and cash equivalents, end of period	$36,818	$60,427

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$9,058	$5,669
Income taxes	$50	$2,940
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$589	$217
Stock dividends	$5,014	$4,165

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

The preparation of the consolidated financial statements includes all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements other than mentioned below.

Stock Dividend On July 1, 2018, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2018. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

Summary of Recent Transactions and Events On October 18, 2018, Hawthorn Bank, a wholly-owned subsidiary of the Company, announced that it has entered into an agreement to sell its branch located in Branson, Missouri with total deposits of approximately $15 million to Branson Bank in Branson, Missouri. The transaction excludes loans assigned to the branch. The transaction, which is subject to regulatory approval and certain closing conditions, is expected to close during the first quarter of 2019.

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust department revenue, service charges and fees, debit card income, ATM surcharge income, and other real estate owned sales. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Noninterest revenue streams within the scope of Topic 606 are discussed in Footnote 16.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

Liabilities The FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products, in March 2016, in order to address current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. Such products include prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler's checks. The amendments require that the portion of the dollar value of prepaid stored-value products that is ultimately unredeemed (that is, the breakage) be accounted for consistent with the breakage guidance for stored-value product transactions provided in ASC Topic 606 - Revenue from Contracts with Customers. These amendments are effective for interim and annual periods beginning January 1, 2018. The adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

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

(2)	Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
(in thousands)	2018	2017
Commercial, financial, and agricultural	$203,485	$192,238
Real estate construction - residential	30,374	26,492
Real estate construction - commercial	95,806	98,340
Real estate mortgage - residential	246,334	246,754
Real estate mortgage - commercial	506,197	472,455
Installment and other consumer	33,569	32,153
Total loans	$1,115,765	$1,068,432

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At September 30, 2018, loans of $498.2 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following is a summary of the allowance for loan losses during the periods indicated.

	Three Months Ended September 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,943	$201	$905	$2,109	$3,630	$413	$11	$11,212
Additions:
Provision for loan losses	(420)	26	(159)	255	444	39	65	250
Deductions:
Loans charged off	75	0	0	32	5	74	0	186
Less recoveries on loans	(38)	(13)	0	(9)	(2)	(20)	0	(82)
Net loan charge-offs (recoveries)	37	(13)	0	23	3	54	0	104
Balance at end of period	$3,486	$240	$746	$2,341	$4,071	$398	$76	$11,358

	Nine Months Ended September 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,325	$170	$807	$1,689	$4,437	345	$79	$10,852
Additions:
Provision for loan losses	478	80	(31)	672	(366)	170	(3)	1,000
Deductions:
Loans charged off	378	48	30	64	34	181	0	735
Less recoveries on loans	(61)	(38)	0	(44)	(34)	(64)	0	(241)
Net loan charge-offs (recoveries)	317	10	30	20	0	117	0	494
Balance at end of period	$3,486	$240	$746	$2,341	$4,071	$398	$76	$11,358

	Three Months Ended September 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,578	$70	$615	$1,854	$4,882	$376	$170	$10,545
Additions:
Provision for loan losses	853	64	91	100	(426)	32	(159)	555
Deductions:
Loans charged off	37	0	0	68	4	56	0	165
Less recoveries on loans	(12)	(12)	0	(11)	(5)	(25)	0	(65)
Net loan charge-offs (recoveries)	25	(12)	0	57	(1)	31	0	100
Balance at end of period	$3,406	$146	$706	$1,897	$4,457	$377	$11	$11,000

	Nine Months Ended September 30, 2017
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,753	$108	$413	$2,385	$3,793	274	$160	$9,886
Additions:
Provision for loan losses	695	(49)	293	(407)	658	194	(149)	1,235
Deductions:
Loans charged off	97	0	0	149	20	167	0	433
Less recoveries on loans	(55)	(87)	0	(68)	(26)	(76)	0	(312)
Net loan charge-offs (recoveries)	42	(87)	0	81	(6)	91	0	121
Balance at end of period	$3,406	$146	$706	$1,897	$4,457	$377	$11	$11,000

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

Beginning in the first quarter of 2016, the Company began to lengthen its look-back period with the intent to increase such period from three to five years. The Company believes that the five-year look-back period, which is consistent with the Company’s practices prior to the start of the economic recession in 2008, provides a representative historical loss period in the current economic environment. Beginning with December 31, 2017, the Company has utilized a five-year look-back period.

The following table provides the balance in the allowance for loan losses at September 30, 2018 and December 31, 2017, and the related loan balance by impairment methodology.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
September 30, 2018
Allowance for loan losses:
Individually evaluated for impairment	$381	$0	$0	$657	$166	$21	$0	$1,225
Collectively evaluated for impairment	3,105	240	746	1,684	3,905	377	76	10,133
Total	$3,486	$240	$746	$2,341	$4,071	$398	$76	$11,358
Loans outstanding:
Individually evaluated for impairment	$2,731	$0	$158	$5,145	$1,028	$243	$0	$9,305
Collectively evaluated for impairment	200,754	30,374	95,648	241,189	505,169	33,326	0	1,106,460
Total	$203,485	$30,374	$95,806	$246,334	$506,197	$33,569	$0	$1,115,765

December 31, 2017
Allowance for loan losses:
Individually evaluated for impairment	$500	$0	$48	$521	$243	$21	$0	$1,333
Collectively evaluated for impairment	2,825	170	759	1,168	4,194	324	79	9,519
Total	$3,325	$170	$807	$1,689	$4,437	$345	$79	$10,852
Loans outstanding:
Individually evaluated for impairment	$3,007	$0	$97	$5,072	$2,004	$176	$0	$10,356
Collectively evaluated for impairment	189,231	26,492	98,243	241,682	470,451	31,977	0	1,058,076
Total	$192,238	$26,492	$98,340	$246,754	$472,455	$32,153	$0	$1,068,432

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $9.3 million and $10.4 million at September 30, 2018 and December 31, 2017, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2018 and December 31, 2017, $4.2 million and $4.0 million, respectively, of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2018, $1.2 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $9.3 million compared to $1.3 million of the Company's allowance for loan losses allocated to impaired loans totaling approximately $10.4 million at December 31, 2017. Management determined that $3.0 million, or 32%, of total impaired loans required no reserve allocation at September 30, 2018 compared to $2.4 million, or 23%, at December 31, 2017, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
(in thousands)	2018	2017
Non-accrual loans	$6,045	$5,672
Performing TDRs	3,260	4,684
Total impaired loans	$9,305	$10,356

The following tables provide additional information about impaired loans at September 30, 2018 and December 31, 2017, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2018
With no related allowance recorded:
Commercial, financial and agricultural	$1,570	$1,910	$0
Real estate - construction commercial	158	183	0
Real estate - residential	1,142	1,206	0
Real estate - commercial	119	121	0
Total	$2,989	$3,420	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,161	$1,229	$381
Real estate - residential	4,003	4,089	657
Real estate - commercial	909	994	166
Installment and other consumer	243	269	21
Total	$6,316	$6,581	$1,225
Total impaired loans	$9,305	$10,001	$1,225

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2017
With no related allowance recorded:
Commercial, financial and agricultural	$1,393	$1,445	$0
Real estate - residential	674	688	0
Real estate - commercial	366	395	0
Total	$2,433	$2,528	$0
With an allowance recorded:
Commercial, financial and agricultural	$1,614	$1,834	$500
Real estate - construction commercial	97	97	48
Real estate - residential	4,398	4,500	521
Real estate - commercial	1,638	1,743	243
Consumer	176	196	21
Total	$7,923	$8,370	$1,333
Total impaired loans	$10,356	$10,898	$1,333

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,375	$0	$481	$0	$1,334	$1	$478	$0
Real estate - construction commercial	161	0	0	0	82	0	0	0
Real estate - residential	1,037	3	341	0	929	9	1,412	0
Real estate - commercial	120	3	77	3	30	22	221	9
Installment and other consumer	91	0	0	0	34	0	22	0
Total	$2,784	$6	$899	$3	$2,409	$32	$2,133	$9
With an allowance recorded:
Commercial, financial and agricultural	$1,423	$8	$694	$8	$1,507	$23	$1,667	$24
Real estate - construction residential	0	0	0	0	15	0	0	0
Real estate - construction commercial	0	0	0	0	24	0	37	0
Real estate - residential	4,076	25	1,383	33	4,211	71	4,090	121
Real estate - commercial	1,443	13	597	17	1,649	24	1,772	46
Installment and other consumer	197	0	56	0	186	1	70	0
Total	$7,139	$46	$2,730	$58	$7,592	$119	$7,636	$191
Total impaired loans	$9,923	$52	$3,629	$61	$10,001	$151	$9,769	$200

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $52,000 and $151,000, for the three months and nine months ended September 30, 2018, respectively compared to $61,000 and $200,000 for the three and nine months ended September 30, 2017, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2018 and December 31, 2017.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2018
Commercial, Financial, and Agricultural	$200,893	$288	$8	$2,296	$203,485
Real Estate Construction - Residential	30,374	0	0	0	30,374
Real Estate Construction - Commercial	95,548	100	0	158	95,806
Real Estate Mortgage - Residential	242,165	1,189	212	2,768	246,334
Real Estate Mortgage - Commercial	505,087	513	0	597	506,197
Installment and Other Consumer	33,111	217	15	226	33,569
Total	$1,107,178	$2,307	$235	$6,045	$1,115,765
December 31, 2017
Commercial, Financial, and Agricultural	$189,537	$192	$2	$2,507	$192,238
Real Estate Construction - Residential	25,930	287	275	0	26,492
Real Estate Construction - Commercial	98,243	0	0	97	98,340
Real Estate Mortgage - Residential	242,597	2,173	28	1,956	246,754
Real Estate Mortgage - Commercial	471,476	43	0	936	472,455
Installment and Other Consumer	31,715	239	23	176	32,153
Total	$1,059,498	$2,934	$328	$5,672	$1,068,432

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the risk categories by class at September 30, 2018 and December 31, 2017.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Total

At September 30, 2018
Watch	$7,116	$593	$3,735	$13,114	$35,753	$9	$60,320
Substandard	57	0	0	1,532	708	5	2,302
Performing TDRs	434	0	0	2,377	431	18	3,260
Non-accrual	2,296	0	158	2,768	597	226	6,045
Total	$9,903	$593	$3,893	$19,791	$37,489	$258	$71,927

At December 31, 2017
Watch	$9,868	$1,459	$1,284	$9,978	$49,197	$0	$71,786
Substandard	658	462	0	2,262	723	16	4,121
Performing TDRs	500	0	0	3,116	1,068	0	4,684
Non-accrual	2,507	0	97	1,956	936	176	5,672
Total	$13,533	$1,921	$1,381	$17,312	$51,924	$192	$86,263

Troubled Debt Restructurings

At September 30, 2018, loans classified as TDRs totaled $5.4 million, of which $2.2 million were classified as nonperforming TDRs and included in non-accrual loans and $3.2 million were classified as performing TDRs. At December 31, 2017, loans classified as TDRs totaled $6.4 million, of which $1.7 million were classified as nonperforming TDRs and included in non-accrual loans and $4.7 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $569,000 and $577,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2018 and December 31, 2017, respectively.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended September 30,
	2018			2017
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$353	$353	0	$0	$0
Real estate mortgage - commercial	0	0	0	1	14	14
Consumer	1	112	53	0	0	0
Total	3	$465	$406	1	$14	$14

	Nine Months Ended September 30,
	2018			2017
	Recorded Investment (1)			Recorded Investment (1)
(in thousands)	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$353	$353	1	$131	$130
Real estate mortgage - residential	1	75	74	1	14	14
Real estate mortgage - commercial	0	0	0	1	56	52
Consumer	5	160	93	0	0	0
Total	8	$588	$520	3	$201	$196

(1) The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were three loans and eight loans meeting the TDR criteria that were modified during the three and nine months ended September 30, 2018, respectively, compared to one loan and three loans during the three and nine months ended September 30, 2017, respectively.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during any of the three and nine months ended September 30, 2018 and 2017, respectively, and within twelve months of their modification date. During 2018, one real estate mortgage loan went to foreclosure totaling $48,000 and one commercial real estate loan totaling $366,000 was sold at foreclosure. See Lending and Credit Management section for further information.

(3)	Other Real Estate and Repossessed Assets

	September 30,	December 31,
(in thousands)	2018	2017
Commercial	$697	$727
Real estate construction - residential	179	0
Real estate construction - commercial	12,101	12,380
Real estate mortgage - residential	464	382
Real estate mortgage - commercial	2,934	2,909
Repossessed assets	0	5
Total	$16,375	$16,403
Less valuation allowance for other real estate owned	(3,002)	(3,221)
Total other real estate and repossessed assets	$13,373	$13,182

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Changes in the net carrying amount of other real estate and repossessed assets were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$16,258	$16,530	$16,403	$17,291
Additions	207	62	589	217
Proceeds from sales	(68)	(217)	(372)	(1,001)
Charge-offs against the valuation allowance for other real estate owned, net	(20)	0	(245)	(170)
Net gain on sales	(2)	4	0	42
Total other real estate and repossessed assets	$16,375	$16,379	$16,375	$16,379
Less valuation allowance for other real estate owned	(3,002)	(3,202)	(3,002)	(3,202)
Balance at end of period	$13,373	$13,177	$13,373	$13,177

At September 30, 2018, $253,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to no loans at December 31, 2017.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance, beginning of period	$3,022	$3,174	$3,221	$3,129
Provision for other real estate owned	0	28	26	243
Charge-offs	(20)	0	(245)	(170)
Balance, end of period	$3,002	$3,202	$3,002	$3,202

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(4)	Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2018 and December 31, 2017 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2018
U.S. Treasury	$1,983	$0	$(67)	$1,916
U.S. government and federal agency obligations	10,933	0	(459)	10,474
Government sponsored enterprises	45,777	0	(812)	44,965
Obligations of states and political subdivisions	41,088	21	(764)	40,345
Mortgage-backed securities:
Residential - government agencies	127,375	41	(4,918)	122,498
Other debt securities (a)	3,000	0	0	3,000
Bank issued trust preferred securities (a)	1,486	0	(122)	1,364
Total available-for-sale securities	$231,642	$62	$(7,142)	$224,562

December 31, 2017
U.S. Treasury	$1,980	$0	$(13)	$1,967
U.S. government and federal agency obligations	12,341	0	(268)	12,073
Government sponsored enterprises	37,321	0	(424)	36,897
Obligations of states and political subdivisions	47,019	114	(477)	46,656
Mortgage-backed securities:
Residential - government agencies	131,045	44	(2,140)	128,949
Other debt securities (a)	3,000	0	0	3,000
Bank issued trust preferred securities (a)	1,486	0	0	1,486
Total available-for-sale securities	$234,192	$158	$(3,322)	$231,028

(a) As of January 1, 2018, the Company adopted ASU 2016-01, resulting in reclassification of certain hybrid instruments possessing characteristics typically associated with debt obligations from other securities carried at cost to available for sale securities carried at fair value.

The Company’s investment securities are classified as available for sale. Agency bonds and notes, small business administration guaranteed loan certificates (SBA), residential and commercial agency mortgage-backed securities, and agency collateralized mortgage obligations (CMO) include securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), and the Federal Home Loan Bank (FHLB), which are U.S. government-sponsored enterprises.

Debt securities with carrying values aggregating approximately $184.2 million and $181.7 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2018, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$16,968	$16,846
Due after one year through five years	65,499	64,046
Due after five years through ten years	14,151	13,705
Due after ten years	7,649	7,467
Total	104,267	102,064
Mortgage-backed securities	127,375	122,498
Total available-for-sale securities	$231,642	$224,562

Other securities

Other securities include equity securities with readily determinable fair values and other investment securities whose accounting is not addressed in ASU 2016-01 include Federal Home Loan Bank (FHLB) stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, which are held for debt and regulatory purposes.

(in thousands)	September 30, 2018	December 31, 2017
Other securities:
FHLB stock	$4,854	$6,390
MIB stock	151	151
Equity securities with readily determinable fair values	13	10
Total other investment securities	$5,018	$6,551

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2018
U.S. Treasury	$1,205	$(40)	$711	$(27)	$1,916	$(67)
U.S. government and federal agency obligations	0	0	10,474	(459)	10,474	(459)
Government sponsored enterprises	15,983	(220)	28,983	(592)	44,966	(812)
Obligations of states and political subdivisions	18,265	(182)	17,905	(582)	36,170	(764)
Mortgage-backed securities:
Residential - government agencies	31,595	(646)	87,268	(4,272)	118,863	(4,918)
Bank issued trust preferred securities	0	0	1,364	(122)	1,364	(122)
Total	$67,048	$(1,088)	$146,705	$(6,054)	$213,753	$(7,142)

(in thousands)
At December 31, 2017
U.S. Treasury	$1,967	$(13)	$0	$0	$1,967	$(13)
U.S. government and federal agency obligations	0	0	12,073	(268)	12,073	(268)
Government sponsored enterprises	16,471	(119)	20,426	(305)	36,897	(424)
Obligations of states and political subdivisions	22,013	(165)	12,570	(312)	34,583	(477)
Mortgage-backed securities:
Residential - government agencies	52,829	(488)	69,580	(1,652)	122,409	(2,140)
Total	$93,280	$(785)	$114,649	$(2,537)	$207,929	$(3,322)

The total available for sale portfolio consisted of approximately 371 securities at September 30, 2018. The portfolio included 344 securities having an aggregate fair value of $213.7 million that were in a loss position at September 30, 2018. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $146.7 million at fair value. The $7.1 million aggregate unrealized loss included in accumulated other comprehensive income at September 30, 2018 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2018 and December 31, 2017, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$47	$12	$253	$12
Losses realized on sales	0	(12)	0	(12)
Other securities:
Fair value adjustments, net	3	0	3	0
Investment securities gains, net	$50	$0	$256	$0

Securities gains for the three and nine months ended September 30, 2018 included gains realized from a series of short term sales of U.S. Treasury securities with repurchase agreements in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019.

(5)	Intangible Assets

Mortgage Servicing Rights

At September 30, 2018, the Company was servicing approximately $282.9 million of loans sold to the secondary market compared to $285.8 million at December 31, 2017, and $288.7 million at September 30, 2017. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $201,000 and $614,000 for the three and nine months ended September 30, 2018, respectively, compared to $209,000 and $629,000 for the three and nine months ended September 30, 2017, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$2,813	$2,766	$2,713	$2,584
Originated mortgage servicing rights	66	61	198	176
Changes in fair value:
Due to change in model inputs and assumptions (1)	70	(30)	203	289
Other changes in fair value (2)	(78)	(109)	(243)	(361)
Balance at end of period	$2,871	$2,688	$2,871	$2,688

(1)	The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)	Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of September 30, 2018 and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017
Weighted average constant prepayment rate	9.36%	10.11%
Weighted average note rate	3.92%	3.86%
Weighted average discount rate	10.36%	9.78%
Weighted average expected life (in years)	6.10	5.80

(6)	Federal funds purchased and securities sold under agreements to repurchase

	September 30,	December 31,
	2018	2017
Federal funds purchased	$0	$0
Repurchase agreements	32,660	27,560
Total	$32,660	$27,560

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At September 30, 2018
U.S. Treasury	$1,442	$0	$0	$1,442
Government sponsored enterprises	15,698	0	0	15,698
Asset-backed securities	15,520	0	0	15,520
Total	$32,660	$0	$0	$32,660

At December 31, 2017
U.S. Treasury	$1,964	$0	$0	$1,964
U.S. government and federal agency obligations	2,977	0	0	2,977
Government sponsored enterprises	8,382	0	0	8,382
Asset-backed securities	14,237	0	0	14,237
Total	$27,560	$0	$0	$27,560

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(7)	Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 12.6% and 11.8% for the three and nine months ended September 30, 2018, respectively, compared to 32.4% and 33.6% for the three and nine months ended September 30, 2017, respectively. As further described below, the decrease in tax rate for the comparative periods is primarily due to a decrease in the federal corporate tax rate, the release of the valuation allowance related to capital losses as a result of the Company’s tax planning initiatives, a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year, and the Company’s additional tax planning initiatives.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, (Tax Act). The Company’s tax rate is lower than the federal statutory rate primarily as a result of tax-exempt income, the release of the valuation allowance related to capital loss carryforwards, and a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year, and the Company’s additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Act have been finalized as of September 30, 2018 with the filing of the Company’s 2017 tax return. The finalization of the Tax Act included a $306,000 benefit attributable to the pension contribution discussed above and an $180,000 benefit attributable to various accounting method changes made on the Company’s 2017 tax return. Such adjustments were recorded in the second and third quarters of 2018 respectively, within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB’s ASC Topic 740, Income Taxes.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management’s opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of September 30, 2018. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible. As indicated above, the Company released a $46,000 valuation allowance against certain capital loss carryforwards during the second quarter of 2018 as a result of the execution of certain tax planning initiatives that generated sufficient capital gain income prior to the expiration of the carryforwards.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and nine months ended September 30, 2018 and 2017, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

(8)	Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	(Loss) Income
Balance at beginning of period	$(2,500)	$(3,162)	$(5,662)
Other comprehensive (loss) income, before reclassifications	(3,915)	164	(3,751)
Amounts reclassified from accumulated other comprehensive (loss) income	0	0	0
Current period other comprehensive (loss) income, before tax	(3,915)	164	(3,751)
Income tax benefit (expense)	822	(35)	787
Current period other comprehensive (loss) income, net of tax	(3,093)	129	(2,964)
Balance at end of period	$(5,593)	$(3,033)	$(8,626)

	Nine months ended September 30, 2017
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(1,936)	$(1,865)	$(3,801)
Other comprehensive income, before reclassifications	1,588	67	1,655
Amounts reclassified from accumulated other comprehensive income (loss)	0	0	0
Current period other comprehensive income, before tax	1,588	67	1,655
Income tax expense	(604)	(25)	(629)
Current period other comprehensive income, net of tax	984	42	1,026
Balance at end of period	$(952)	$(1,823)	$(2,775)

(1) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.

(2) The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(9)	Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Payroll taxes	$261	$267	$913	$911
Medical plans	490	595	1,650	1,489
401k match and profit sharing	261	218	684	694
Periodic pension cost	470	336	1,280	1,007
Other	12	17	37	42
Total employee benefits	$1,494	$1,433	$4,564	$4,143

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

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution in the amount of $1.8 million in the second quarter of 2018. The 2018 minimum required contribution is $578,000. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan. Certain individuals hired by the Company before July 1, 2017 are also not eligible to participate in the plan.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2018	2017
Service cost - benefits earned during the year	$1,707	$1,343
Interest costs on projected benefit obligations (a)	1,037	1,009
Expected return on plan assets (a)	(1,327)	(1,124)
Expected administrative expenses (a)	93	88
Amortization of prior service cost (a)	79	79
Amortization of unrecognized net loss (a)	140	11
Net periodic pension cost	$1,729	$1,406

Net periodic pension cost for the three months ended September 30, (actual)	$470	$336
Net periodic pension cost for the nine months ended September 30, (actual)	$1,280	$1,007

(a) The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

(10)	Stock Compensation

The Company has one equity compensation plan for its employees pursuant to which options were granted.

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average	Aggregate
	Number	average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(in years)	($000)
Outstanding, December 31, 2017	20,909	$14.20
Granted	0	0.00
Exercised	(20,909)	14.20
Forfeited or expired	0	0.00
Outstanding, September 30, 2018	0	$0.00	0.00	$0
Exercisable, September 30, 2018	0	$0.00	0.00	$0

Options have been adjusted to reflect a 4% stock dividend paid on July 1, 2018.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Total stock-based compensation expense was $0 for the three and nine months ended September 30, 2018 compared to $1,000 and $3,000 for the three and nine months ended September 30, 2017, respectively. As of December 31, 2017, there was no remaining unrecognized compensation expense related to non-vested stock awards. The Plan expired on February 28, 2010, except as to outstanding options under the Plan, and no further options may be granted pursuant to the Plan. During the third quarter of 2018, the remaining 20,909 options to purchase common shares were exercised at a weighted average price of $14.20 a share.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Net income available to shareholders	$3,098	$1,766	$8,095	$5,786
Average shares outstanding	6,023,269	6,057,399	6,024,317	6,066,253
Basic earnings per share	$0.51	$0.29	$1.34	$0.95
Diluted earnings per share:
Net income available to shareholders	$3,098	$1,766	$8,095	$5,786
Average shares outstanding	6,023,269	6,057,399	6,024,317	6,066,253
Effect of dilutive stock options	6,363	5,784	6,480	5,407
Average shares outstanding including dilutive stock options	6,029,632	6,063,183	6,030,797	6,071,660
Diluted earnings per share	$0.51	0.29	$1.34	0.95

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no outstanding stock options for any of the three and nine months ended September 30, 2018 and 2017, respectively, that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

The Company’s share repurchase plan (the plan) expired on September 8, 2018. As of September 30, 2018, the Company had repurchased a total of 95,709 shares of common stock pursuant to the plan at an average price of $17.90 per share, including 8,668 shares of common stock repurchased pursuant to the plan during the nine months ended September 30, 2018 at an average price of $20.63 per share.

(12)	Fair Value Measurements

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows. During the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, there were no transfers into or out of Levels 1-3.

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

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Assets:
U.S. Treasury	$1,916	$1,916	0	$0
U.S. government and federal agency obligations	10,474	0	10,474	0
Government sponsored enterprises	44,965	0	44,965	0
Obligations of states and political subdivisions	40,345	0	40,345	0
Mortgage-backed securities	122,498	0	122,498	0
Other debt securities	4,364	0	4,364	0
Equity securities	13	0	13	0
Mortgage servicing rights	2,871	0	0	2,871
Total	$227,446	$1,916	$222,659	$2,871

December 31, 2017
Assets:
U.S. Treasury	$1,967	$1,967	0	$0
U.S. government and federal agency obligations	12,073	0	12,073	0
Government sponsored enterprises	36,897	0	36,897	0
Obligations of states and political subdivisions	46,656	0	46,656	0
Mortgage-backed securities	128,949	0	128,949	0
Other debt securities	4,486	0	4,486	0
Equity securities	10	0	10	0
Mortgage servicing rights	2,713	0	0	2,713
Total	$233,751	$1,967	$229,071	$2,713

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$2,813	$2,766	$2,713	$2,584
Total gains or losses (realized/unrealized):
Included in earnings	(8)	(139)	(40)	(72)
Included in other comprehensive income	0	0	0	0
Purchases	0	0	0	0
Sales	0	0	0	0
Issues	66	61	198	176
Settlements	0	0	0	0
Balance at end of period	$2,871	$2,688	$2,871	$2,688

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The change in valuation of mortgage servicing rights, arising from inputs and assumptions, decreased $8,000 and $40,000 for the three and nine months ended September 30, 2018, respectively, compared to a decrease of $139,000 and $72,000 for the three and nine months ended September 30, 2017, respectively.

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2018, the Company identified $4.2 million in collateral dependent impaired loans that had specific allowances for losses aggregating $891,000. Related to these loans, there was $53,000 and $303,000 in charge-offs recorded during the three and nine months ended September 30, 2018, respectively. As of September 30, 2017, the Company identified $4.4 million in collateral dependent impaired loans that had specific allowances for losses aggregating $1.4 million. Related to these loans, there was $64,000 and $147,000 in charge-offs recorded during the three and nine months ended September 30, 2017, respectively.

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
		Quoted Prices			Three	Nine
		in Active			Months	Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2018
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,549	$0	$0	$1,549	$(21)	$(187)
Real estate construction - commercial	158	0	0	158	0	(27)
Real estate mortgage - residential	1,156	0	0	1,156	(32)	(44)
Real estate mortgage - commercial	399	0	0	399	0	(20)
Consumer	0	0	0	0	0	(25)
Total	$3,262	$0	$0	$3,262	$(53)	$(303)
Other real estate and foreclosed assets	$13,373	$0	$0	$13,373	$(3)	$(29)

September 30, 2017
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,757	$0	$0	$1,757	$0	$(1)
Real estate mortgage - residential	1,042	0	0	1,042	(57)	(122)
Real estate mortgage - commercial	219	0	0	219	0	(4)
Consumer	0	0	0	0	(7)	(20)
Total	$3,018	$0	$0	$3,018	$(64)	$(147)
Other real estate and foreclosed assets	$13,177	$0	$0	$13,177	$(26)	$(206)

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

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

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

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017 is as follows:

			September 30, 2018
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2018		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$16,340	$16,340	$16,340	$0	$0
Federal funds sold and overnight interest-bearing deposits	20,478	20,478	20,478	0	0
Certificates of deposit in other banks	12,243	12,243	12,243	0	0
Available for sale securities	224,562	224,562	1,916	222,646	0
Other securities	5,018	5,018	0	5,018	0
Loans, net	1,104,407	1,082,384	0	0	1,082,384
Cash surrender value - life insurance	2,535	2,535	0	2,535	0
Accrued interest receivable	5,984	5,984	5,984	0	0
	$1,391,567	$1,369,544	$56,961	$230,199	$1,082,384
Liabilities:
Deposits:
Non-interest bearing demand	$257,376	$257,376	$257,376	$0	$0
Savings, interest checking and money market	609,216	609,216	609,216	0	0
Time deposits	316,142	312,771	0	0	312,771

Federal funds purchased and securities sold under agreements to repurchase	32,660	32,660	32,660	0	0
Federal Home Loan Bank advances and other borrowings	78,713	78,275	0	78,275	0
Subordinated notes	49,486	45,440	0	45,440	0
Accrued interest payable	990	990	990	0	0
	$1,344,583	$1,336,728	$900,242	$123,715	$312,771

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2017
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2017		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$23,325	$23,325	$23,325	$0	$0
Federal funds sold and overnight interest-bearing deposits	39,553	39,553	39,553	0	0
Certificates of deposit in other banks	3,460	3,460	3,460	0	0
Available-for-sale securities	231,028	231,028	1,967	229,061	0
Other securities	6,551	6,551	0	6,551	0
Loans, net	1,057,580	1,058,153	0	0	1,058,153
Cash surrender value - life insurance	2,484	2,484	0	2,484	0
Accrued interest receivable	5,627	5,627	5,627	0	0
	$1,369,608	$1,370,181	$73,932	$238,096	$1,058,153
Liabilities:
Deposits:
Non-interest bearing demand	$245,380	$245,380	$245,380	$0	$0
Savings, interest checking and money market	584,468	584,468	584,468	0	0
Time deposits	295,964	294,778	0	0	294,778
Federal funds purchased and securities sold under agreements to repurchase	27,560	27,560	27,560	0	0
Federal Home Loan Bank advances and other borrowings	121,382	121,291	0	121,291	0
Subordinated notes	49,486	39,692	0	39,692	0
Accrued interest payable	554	554	554	0	0
	$1,324,794	$1,313,723	$857,962	$160,983	$294,778

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2018, no amounts have been accrued for any estimated losses for these financial instruments.

Hawthorn Bancshares, Inc.
and subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	September 30,	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$233,920	$238,527
Commitments to originate residential first and second mortgage loans	2,217	1,471
Standby letters of credit	61,332	74,004
Total	297,469	314,002

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2018.

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

(15)	Revenue Recognition

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

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are not in the scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust department revenue, service charges and fees, debit card income, ATM surcharge income, and sales of other real estate owned. However, the recognition of these revenue streams did not change current business practices or result in any changes to the Company’s consolidated financial statements.

Descriptions of our revenue-generating activities within the scope of this guidance, which are presented in our income statement as components of noninterest income are as follows:

•	Service charges on deposit accounts - represents fees generated from a variety of deposit products and services provided to customers under a day-to-day contract. These fees are recognized on a daily or monthly basis.

•	Bank card income and fees – represents fees, exchange, and other service charge revenue earned from merchant, debit and credit cards that are recognized when the services are rendered or upon completion. These fees are recognized on a daily or monthly basis.

•	Gain on sale of other real estate - represents income recognized at the time of control of a property is transferred to the buyer.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.5 billion in assets at September 30, 2018, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, Branson, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the nine months ended September 30, 2018 and 2017, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Per Share Data
Basic earnings per share	$0.51	$0.29	$1.34	$0.95
Diluted earnings per share	0.51	0.29	1.34	0.95
Cash dividends paid on common stock	579	338	1,390	1,067
Common stock dividend	5,014	4,165	5,014	4,165
Book value per share			15.75	15.84
Market price per share			22.75	19.90
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.85%	0.51%	0.75%	0.58%
Return on stockholders' equity	13.02%	7.27%	11.69%	8.18%
Stockholders' equity to total assets	6.50%	7.04%	6.42%	7.06%
Efficiency ratio (1)	72.54%	75.51%	75.19%	74.34%

(Based on end-of-period data)
Stockholders' equity to assets			6.54%	6.93%
Total risk-based capital ratio			13.54%	13.42%
Tier 1 risk-based capital ratio			11.31%	11.17%
Common equity Tier 1 capital			8.60%	8.39%
Tier 1 leverage ratio (2)			9.35%	9.62%

(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier I leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Net interest income	$11,308	$10,753	$555	5.2%	$33,090	$32,060	$1,030	3.2%
Provision for loan losses	250	555	(305)	(55.0)	1,000	1,235	(235)	(19.0)
Noninterest income	2,324	2,181	143	6.6	6,905	6,687	218	3.3
Investment securities gain, net	50	-	50	NM	256	-	256	NM
Noninterest expense	9,888	9,766	122	1.2	30,073	28,803	1,270	4.4
Income before income taxes	3,544	2,613	881	33.7	9,178	8,709	213	2.4
Income tax expense	446	847	(401)	(47.3)	1,083	2,923	(1,840)	(62.9)
Net income	$3,098	$1,766	$1,332	75.4%	$8,095	$5,786	$2,309	39.9%

Consolidated net income of $3.1 million, or $0.51 per diluted share, for the three months ended September 30, 2018 increased $1.3 million compared to $1.8 million, or $0.29 per diluted share, for the three months ended September 30, 2017. For the three months ended September 30, 2018, the return on average assets was 0.85%, the return on average stockholders’ equity was 13.02%, and the efficiency ratio was 72.54%.

Consolidated net income of $8.1 million, or $1.34 per diluted share, for the nine months ended September 30, 2018 increased $2.3 million compared to $5.8 million, or $0.95 per diluted share, for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the return on average assets was 0.75%, the return on average stockholders’ equity was 11.69%, and the efficiency ratio was 75.19%.

Net interest income was $11.3 million and $33.1 million for the three and nine months ended September 30, 2018, respectively, compared to $10.8 million and $32.1 million for the three and nine months ended September 30, 2017, respectively. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.30% for the three months ended September 30, 2018, compared to 3.35% for the three months ended September 30, 2017, and decreased to 3.28% for the nine months ended September 30, 2018 compared to 3.44% for the nine months ended September 30, 2017. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $250,000 and $1.0 million provision for loan losses was recorded for the three and nine months ended September 30, 2018, respectively, compared to a $555,000 and $1.2 million provision for the three and nine months ended September 30, 2017, respectively.

The Company’s net loan charge-offs were $104,000, or 0.01%, of average loans, and $494,000, or 0.05%, of average loans for the three and nine months ended September 30, 2018, respectively, compared to $100,000, or 0.01%, of average loans, and $121,000, or 0.01%, of average loans for the three and nine months ended September 30, 2017, respectively.

Non-performing loans totaled $6.0 million, or 0.54% of total loans, at September 30, 2018 compared to $5.7 million, or 0.53% of total loans, at December 31, 2017, and $6.2 million, or 0.59% of total loans, at September 30, 2017. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $143,000, or 6.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and increased $218,000, or 3.3%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities gains, net of $50,000 and $256,000 were recorded for the three and nine months ended September 30, 2018 compared to zero for both the prior comparative periods ending September 30, 2017. Securities gains for the three and nine months ended September 30, 2018 included gains realized from a series of short term sales of U.S. Treasury securities with repurchase agreements in order to generate capital gains to offset capital losses expiring in 2018 and 2019.

Non-interest expense increased $122,000, or 1.2%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased $1.3 million, or 4.4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,
(In thousands)	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$199,911	$2,556	5.07%	$186,001	$2,166	4.62%
Real estate construction - residential	29,444	404	5.44	21,532	253	4.66
Real estate construction - commercial	108,916	1,368	4.98	83,398	952	4.53
Real estate mortgage - residential	246,568	3,020	4.86	252,329	2,938	4.62
Real estate mortgage - commercial	482,800	5,662	4.65	458,684	5,289	4.57
Consumer	33,494	331	3.92	33,852	322	3.77
Total loans	$1,101,133	$13,341	4.81%	$1,035,796	$11,920	4.57%
Investment securities: (3)
U.S. Treasury	$11,119	$66	2.36%	$0	$0	0.00%
U.S. government and federal agency obligations	57,080	259	1.80	49,762	175	1.40
Obligations of states and political subdivisions	40,957	231	2.24	48,359	268	2.20
Mortgage-backed securities	125,976	683	2.15	119,160	533	1.77
Other debt securities	4,485	63	5.57	4,486	59	5.22
Total investment securities	$239,617	$1,302	2.16%	$221,767	$1,035	1.85%
Other securities	4,737	59	4.94	5,713	42	2.92
Federal funds sold and interest bearing deposits in other financial institutions	32,831	205	2.48	27,144	84	1.23
Total interest earning assets	$1,378,318	$14,907	4.29%	$1,290,420	$13,081	4.02%
All other assets	84,359			88,347
Allowance for loan losses	(11,341)			(10,603)
Total assets	$1,451,336			$1,368,164
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$204,370	$513	1.00%	$209,704	$302	0.57%
Savings	96,548	13	0.05	97,285	12	0.05
Interest checking	3,051	6	0.78	1,450	3	0.82
Money market	312,597	936	1.19	239,742	365	0.60
Time deposits	319,809	911	1.13	290,767	582	0.79
Total interest bearing deposits	$936,375	$2,379	1.01%	$838,948	$1,264	0.60%
Federal funds purchased and securities sold under agreements to repurchase	36,743	166	1.79	29,107	29	0.40
Federal Home Loan advances and other	71,780	314	1.74	100,390	440	1.74
Subordinated notes	49,486	584	4.68	49,486	450	3.61
Total borrowings	$158,009	$1,064	2.67%	$178,983	$919	2.04%
Total interest bearing liabilities	$1,094,384	$3,443	1.25%	$1,017,931	$2,183	0.85%
Demand deposits	250,624			242,262
Other liabilities	11,944			11,627
Total liabilities	1,356,952			1,271,820
Stockholders' equity	94,384			96,344
Total liabilities and stockholders' equity	$1,451,336			$1,368,164
Net interest income (FTE)		11,464			10,898
Net interest spread			3.04%			3.17%
Net interest margin			3.30%			3.35%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21% and 34%, net of nondeductible interest expense for the three months ended September 30, 2018 and 2017 respectively. Such adjustments totaled $156,000 and $145,000 for the three months ended September 30, 2018 and 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
(In thousands)	2018			2017
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$198,074	$7,362	4.97%	$186,492	$6,456	4.63%
Real estate construction - residential	29,208	1,135	5.20	20,474	704	4.60
Real estate construction - commercial	104,335	3,774	4.84	73,821	2,470	4.47
Real estate mortgage - residential	247,165	8,846	4.79	257,249	8,819	4.58
Real estate mortgage - commercial	476,724	16,546	4.64	447,767	15,387	4.59
Consumer	32,838	938	3.82	31,975	931	3.89
Total loans	$1,088,344	$38,601	4.74%	$1,017,778	$34,767	4.57%
Investment securities: (3)
U.S. Treasury	$16,857	$205	1.63%	$0	$0	0.00%
U.S. government and federal agency obligations	53,600	690	1.72	48,037	507	1.41
Obligations of states and political subdivisions	42,347	735	2.32	46,621	784	2.25
Mortgage-backed securities	126,092	2,009	2.13	121,145	1,659	1.83
Other debt securities	4,485	184	5.49	4,486	174	5.19
Total investment securities	$243,381	$3,823	2.10%	$220,289	$3,124	1.90%
Other securities	5,042	162	4.30	5,706	111	2.60
Federal funds sold and interest bearing deposits in other financial institutions	32,416	500	2.06	17,885	144	1.08
Total interest earning assets	$1,369,183	$43,086	4.21%	$1,261,658	$38,146	4.04%
All other assets	84,485			88,984
Allowance for loan losses	(11,121)			(10,332)
Total assets	$1,442,547			$1,340,310
LIABILITIES AND
STOCKHOLDERS' EQUITY
NOW accounts	$225,376	$1,604	0.95%	$212,645	$806	0.51%
Savings	96,024	36	0.05	99,356	37	0.05
Interest checking	2,855	16	0.75	1,542	8	0.69
Money market	290,374	2,242	1.03	214,526	695	0.43
Time deposits	308,243	2,391	1.04	291,175	1,561	0.72
Total interest bearing deposits	$922,872	$6,289	0.91%	$819,244	$3,107	0.51%
Federal funds purchased and securities sold under agreements to repurchase	43,101	526	1.63	29,141	78	0.36
Federal Home Loan advances and other	80,745	1,042	1.73	101,059	1,290	1.71
Subordinated notes	49,486	1,636	4.42	49,486	1,182	3.19
Total borrowings	$173,332	$3,204	2.47%	$179,686	$2,550	1.90%
Total interest bearing liabilities	$1,096,204	$9,493	1.16%	$998,930	$5,657	0.76%
Demand deposits	241,618			235,469
Other liabilities	12,179			11,343
Total liabilities	1,350,001			1,245,742
Stockholders' equity	92,546			94,568
Total liabilities and stockholders' equity	$1,442,547			$1,340,310
Net interest income (FTE)		33,593			32,489
Net interest spread			3.05%			3.28%
Net interest margin			3.28%			3.44%

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21% and 34%, net of nondeductible interest expense for the nine months ended September 30, 2018 and 2017 respectively. Such adjustments totaled $503,000 and $429,000 for the nine months ended September 30, 2018 and 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$390	$169	$221	$906	$415	$491
Real estate construction - residential	151	104	47	431	330	101
Real estate construction - commercial	416	313	103	1,304	1,090	214
Real estate mortgage - residential	82	(68)	150	27	(353)	380
Real estate mortgage - commercial	373	282	91	1,159	1,004	155
Consumer	9	(3)	12	7	25	(18)
Investment securities: (3)
U.S. Treasury	66	63	3	205	200	5
U.S. government and federal agency obligations	84	29	55	183	63	120
Obligations of states and political subdivisions	(37)	(42)	5	(49)	(74)	25
Mortgage-backed securities	150	31	119	350	70	280
Other debt securities	4	0	4	10	0	10
Other securities	17	(8)	25	51	(14)	65
Federal funds sold and interest bearing deposits in other financial institutions	121	21	100	356	167	189
Total interest income	1,826	891	935	4,940	2,923	2,017
Interest expense:
NOW accounts	211	(8)	219	798	51	747
Savings	1	0	1	(1)	(1)	0
Interest checking	3	0	3	8	7	1
Money market	571	137	434	1,547	315	1,232
Time deposits	329	63	266	830	97	733
Federal funds purchased and securities sold under agreements to repurchase	137	10	127	448	53	395
Federal Home Loan Bank advances and other	(126)	(125)	(1)	(248)	(262)	14
Subordinated notes	134	0	134	454	0	454
Total interest expense	1,260	77	1,183	3,836	260	3,576
Net interest income on a fully
taxable equivalent basis	$566	$814	$(248)	$1,104	$2,663	$(1,559)

(1)	Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense for the three and nine months ended September 30, 2018, respectively, compared to 34% for the three and nine months ended September 30, 2017, respectively. Such adjustments totaled $156,000 and $503,000 for the three months and nine months ended September 30, 2018, respectively, compared to $145,000 and $429,000 for the three and nine months ended September 30, 2017, respectively.
(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Average balances based on amortized cost.
(4)	Fees and costs on loans are included in interest income.

Financial results for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, reflected an increase in net interest income, on a tax equivalent basis, of $566,000, or 5.19%, and financial results for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 reflected an increase of $1.1 million, or 3.40%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.30% for the quarter ended September 30, 2018, compared to 3.35% for the quarter ended September 30, 2017, and decreased to 3.28% for the nine months ended September 30, 2018 compared to 3.44% for the nine months ended September 30, 2017. Although net interest income increased primarily due to an increase in average earning assets, net interest margin decreased due to the cost of interest bearing liabilities repricing faster than the rate earned on interest bearing assets in the comparative periods presented.

Average interest-earning assets increased $87.9 million, or 6.81%, to $1.38 billion for the three months ended September 30, 2018 compared to $1.29 billion for the three months ended September 30, 2017, and average interest bearing liabilities increased $76.5 million, or 7.51%, to $1.09 billion for the three months ended September 30, 2018 compared to $1.02 billion for the three months ended September 30, 2017.

Average interest-earning assets increased $107.5 million, or 8.52%, to $1.37 billion for the nine months ended September 30, 2018 compared to $1.26 billion for the nine months ended September 30, 2017, and average interest bearing liabilities increased $97.3 million, or 9.74%, to $1.10 billion for the nine months ended September 30, 2018 compared to $998.9 million for the nine months ended September 30, 2017.

Total interest income (expressed on a fully taxable equivalent basis) was $14.9 million and $43.1 million for the three and nine months ended September 30, 2018, respectively, compared to $13.1 million and $38.1 million for the three and nine months ended September 30, 2017, respectively. The Company’s rates earned on interest earning assets were 4.29% and 4.21% for the three and nine months ended September 30, 2018, respectively, compared to 4.02% and 4.04% for the three and nine months ended September 30, 2017, respectively.

Interest income on loans increased to $13.3 million and $38.6 million for the three and nine months ended September 30, 2018, respectively, compared to $11.9 million and $34.8 million for the three and nine months ended September 30, 2017, respectively.

Average loans outstanding increased $65.3 million, or 6.31%, to $1.10 billion for the three months ended September 30, 2018 compared to $1.04 billion for the three months ended September 30, 2017. The average yield on loans receivable increased to 4.81% for the three months ended September 30, 2018 compared to 4.57% for the three months ended September 30, 2017.

Average loans outstanding increased $70.6 million, or 6.93%, to $1.09 billion for the nine months ended September 30, 2018 compared to $1.02 billion for the nine months ended September 30, 2017. The average yield on loans receivable increased to 4.74% for the nine months ended September 30, 2018 compared to 4.57% for the nine months ended September 30, 2017. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $3.4 million and $9.5 million for the three and nine months ended September 30, 2018, respectively, compared to $2.2 million and $5.7 million for the three and nine months ended September 30, 2017, respectively. The Company’s rates paid on interest bearing liabilities was 1.25% and 1.16% for the three and nine months ended September 30, 2018, respectively, compared to 0.85% and 0.76% for the three and nine months ended September 30, 2017, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $2.4 million and $6.3 million for the three and nine months ended September 30, 2018, respectively, compared to $1.3 million and $3.1 million for the three and nine months ended September 30, 2017, respectively.

Average interest bearing deposits increased $97.4 million, or 11.6%, to $936.3 million for the three months ended September 30, 2018 compared to $838.9 million for the three months ended September 30, 2017. The increase was primarily due to a new money market product that brought in new deposits in addition to new public funds. The average cost of deposits increased to 1.01% for the three months ended September 30, 2018 compared to 0.60% for the three months ended September 30, 2017. The increase was primarily due to the rate paid on the new money market product and generally higher market interest rates quarter over quarter.

Average interest bearing deposits increased $103.6 million, or 12.6%, to $922.8 million for the nine months ended September 30, 2018 compared to $819.2 million for the nine months ended September 30, 2017. The increase was primarily due to a new money market product that brought in new deposits in addition to new public funds. The average cost of deposits increased to 0.91% for the nine months ended September 30, 2018 compared to 0.51% for the nine months ended September 30, 2017. The increase was primarily due to the rate paid on the new money market product and generally higher market interest rates during the current year versus the prior year.

Interest expense on borrowings increased to $1.1 million and $3.2 million for the three and nine months ended September 30, 2018, respectively, compared to $919,000 and $2.6 million for the three and nine months ended September 30, 2017, respectively.

Average borrowings decreased to $158.0 million for the three months ended September 30, 2018 compared to $179.0 million for the three months ended September 30, 2017. The decrease in average borrowings resulted from the repayment of FHLB advances partially offset by an increase in average repurchase agreements due to a tax initiative involving short sales of a U.S. Treasury security funded by repurchase agreements. The average cost of borrowings increased to 2.67% for the three months ended September 30, 2018 compared to 2.04% for the three months ended September 30, 2017. The increase in cost of funds primarily resulted from higher market interest rates and the additional interest cost of the repurchase agreements related to the short sales.

Average borrowings decreased to $173.3 million for the nine months ended September 30, 2018 compared to $179.7 million for the nine months ended September 30, 2017. The decrease in average borrowings resulted from the repayment of FHLB advances partially offset by an increase in average repurchase agreements due to a tax initiative involving short sales of a U.S. Treasury security funded by repurchase agreements. The average cost of borrowings increased to 2.47% for the nine months ended September 30, 2018 compared to 1.90% for the nine months ended September 30, 2017. The increase in cost of funds primarily resulted from higher market interest rates and the additional interest cost of the repurchase agreements related to the short sales. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Non-interest Income
Service charges and other fees	$942	$878	$64	7.3%	$2,760	$2,565	$195	7.6%
Bank card income and fees	699	664	35	5.3	2,064	1,941	123	6.3
Trust department income	276	288	(12)	(4.2)	867	828	39	4.7
Real estate servicing fees, net	192	70	122	174.3	574	557	17	3.1
Gain on sales of mortgage loans, net	205	225	(20)	(8.9)	593	599	(6)	(1.0)
Other	10	56	(46)	(82.1)	47	197	(150)	(76.1)
Total non-interest income	$2,324	$2,181	$143	6.6%	$6,905	$6,687	$218	3.3%

Non-interest income as a % of total revenue *	17.0%	16.9%			17.3%	17.3%

* Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $143,000, or 6.6%, to $2.3 million for the quarter ended September 30, 2018 compared to $2.2 million for the quarter ended September 30, 2017, and increased $218,000, or 3.3%, to $6.9 million for the nine months ended September 30, 2018 compared to $6.7 million for the nine months ended September 30, 2017.

Service charges and other fees increased $64,000, or 7.3%, to $942,000 for the quarter ended September 30, 2018 compared to $878,000 for the quarter ended September 30, 2017, and increased $195,000, or 7.6%, to $2.8 million for the nine months ended September 30, 2018 compared to $2.6 million for the nine months ended September 30, 2017. The increases period over period were primarily due to reduced waived service charges and increases in fees and ATM income resulting from deposit growth.

Real estate servicing fees, net of the change in valuation of mortgage serving rights, (MSRs) increased $122,000 to $192,000 for the quarter ended September 30, 2018 compared to $70,000 for the quarter ended September 30, 2017 primarily due to an increase in the change in fair value quarter over quarter. Real estate servicing fees, net of the change in valuation of MSRs increased $17,000 to $574,000 for the nine months ended September 30, 2018 compared to $557,000 for the nine months ended September 30, 2017 primarily due to an increase in the change in fair value year over year. The change in the value of MSRs in both periods presented is primarily the result of market-driven changes in interest rates and prepayment speeds.

Mortgage loan servicing fees earned on loans sold were $201,000 and $614,000 for the three and nine months ended September 30, 2018, respectively, compared to $209,000 and $629,000 for the three and nine months ended September 30, 2017, respectively. The Company was servicing $282.9 million of mortgage loans at September 30, 2018 compared to $285.8 million and $288.7 million at December 31, 2017 and September 30, 2017, respectively.

Gain on sales of mortgage loans decreased $20,000, or 8.9%, to $205,000 for the quarter ended September 30, 2018 compared to $225,000 for the quarter ended September 30, 2017, and decreased $6,000, or 1.0%, to $593,000 for the nine months ended September 30, 2018 compared to $599,000 for the nine months ended September 30, 2017. The decrease period over period was primarily due to a decrease in other loan originating income, partially offset by an increase in loan origination fees and costs. The Company sold loans of $10.3 million and $30.0 million for the three and nine months ended September 30, 2018, respectively, compared to $10.1 and $26.3 million for the three and nine months ended September 30, 2017, respectively.

Other Income decreased $46,000, or 82.1%, to $10,000 for the quarter ended September 30, 2018 compared to $56,000 for the quarter ended September 30, 2017, and decreased $150,000, or 76.1%, to $47,000 for the nine months ended September 30, 2018 compared to $197,000 for the nine months ended September 30, 2017. The decrease period over period was primarily due to a decrease in brokerage income and partially offset by an increase in insurance claim reserve.

Investment securities gains, net for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$47	$12	$253	$12
Losses realized on sales	0	(12)	0	(12)
Other securities:
Fair value adjustments, net	3	0	3	0
Investment securities gains, net	$50	$0	$256	$0

Securities gains for the three and nine months ended September 30, 2018 included gains realized from a series of short term sales of a U.S. Treasury security with repurchase agreements in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Non-interest Expense
Salaries	$4,049	$4,069	$(20)	(0.5)%	$12,849	$12,133	$716	5.9%
Employee benefits	1,494	1,433	61	4.3	4,564	4,143	421	10.2
Occupancy expense, net	749	719	30	4.2	2,162	2,027	135	6.7
Furniture and equipment expense	785	764	21	2.7	2,104	1,996	108	5.4
Processing expense, network and bank card expense	841	831	10	1.2	2,589	2,803	(214)	(7.6)
Legal, examination, and professional fees	289	331	(42)	(12.7)	913	928	(15)	(1.6)
FDIC insurance assessment	181	106	75	70.8	482	322	160	49.7
Advertising and promotion	297	342	(45)	(13.2)	840	845	(5)	(0.6)
Postage, printing, and supplies	256	215	41	19.1	749	690	59	8.6
Other	947	956	(9)	(0.9)	2,821	2,916	(95)	(3.3)
Total non-interest expense	$9,888	$9,766	$122	1.2%	$30,073	$28,803	$1,270	4.4%
Efficiency ratio *	72.5%	75.5%			75.2%	74.3%
Number of full-time equivalent employees	299	335

* Efficiency ratio is calculated as non-interest expense as a percent of revenue.

Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $122,000, or 1.2%, to $9.9 million for the quarter ended September 30, 2018 compared to $9.8 million for the quarter ended September 30, 2017, and increased $1.3 million, or 4.4%, to $30.1 million for the nine months ended September 30, 2018 compared to $28.8 million for the nine months ended September 30, 2017.

Salaries decreased $20,000, or 0.5%, to $4.0 million for the quarter ended September 30, 2018 compared to $4.1 million for the quarter ended September 30, 2017, and increased $716,000, or 5.9%, to $12.8 million for the nine months ended September 30, 2018 compared to $12.1 million for the nine months ended September 30, 2017. The decrease quarter over quarter was primarily due to a reduction of thirty-six full-time equivalent employees, the majority of which occurred in the second and third quarter of 2018. The increase year over year was primarily due to a bonus that was paid in February 2018 to all eligible full-time and part-time employees as a result of the expected tax savings from the Tax Act and an average 3% cost of living increase granted in January 2018.

Employee benefits increased $61,000, or 4.3%, to $1.5 million for the quarter ended September 30, 2018 compared to $1.4 million for the quarter ended September 30, 2017, and increased $421,000, or 10.2%, to $4.6 million for the nine months ended September 30, 2018 compared to $4.1 million for the nine months ended September 30, 2017. The increase in both periods presented was primarily due to an increase in pension expense due to lower assumed discount rates. An increase in medical plan premiums effective July 1, 2018 also contributed to the increase year over year.

Processing, network, and bank card expense increased $10,000, or 1.2%, to $841,000 for the quarter ended September 30, 2018 compared to $831,000 for the quarter ended September 30, 2017, and decreased $214,000, or 7.6%, to $2.6 million for the nine months ended September 30, 2018 compared to $2.8 million for the nine months ended September 30, 2017. The increase quarter over quarter was primarily due to an increase in ATM and debit card processing expenses partially offset by a decrease in network and data processing expenses. The decrease for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to additional one-time costs associated with a corporate wide network upgrade and changes in processing service providers during 2017. This was partially offset by increased debit card processing expenses during 2018.

Legal, examination, and professional fees decreased $42,000, or 12.7%, to $289,000 for the quarter ended September 30, 2018 compared to $331,000 for the quarter ended September 30, 2017, and decreased $15,000, or 1.6%, to $913,000 for the nine months ended September 30, 2018 compared to $928,000 for the nine months ended September 30, 2017. The decrease quarter over quarter was primarily related to attorney fees incurred in 2017 related to two loan relationships. The decrease for the nine month period year over year was primarily related to a decrease in attorney fees related to settlements received on two loan relationships during 2018, partially offset by an increase in consulting fees related to tax planning initiatives and increased audit fees.

FDIC insurance assessment increased $75,000, or 70.8%, to $181,000 for the quarter ended September 30, 2018 compared to $106,000 for the quarter ended September 30, 2017, and increased $160,000, or 49.7%, to $482,000 for the nine months ended September 30, 2018 compared to $322,000 for the nine months ended September 30, 2017. The increase in both periods presented was primarily due to an increase in the Company’s total assessment base.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 12.6% and 11.8% for the three and nine months ended September 30, 2018, respectively, compared to 32.4% and 33.6% for the three and nine months ended September 30, 2017, respectively. As further described below, the decrease in tax rate for the comparative periods is primarily due to a decrease in the federal corporate tax rate, the release of the valuation allowance related to capital losses as a result of the Company’s tax planning initiatives, a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year, and the Company’s additional tax planning initiatives.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, (Tax Act). The Company’s tax rate is lower than the federal statutory rate primarily as a result of tax-exempt income, the release of the valuation allowance related to capital loss carryforwards, and a pension contribution made during the second quarter of 2018 that was attributable to the 2017 plan year, and the Company’s additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Cuts and Jobs Act have been finalized as of September 30, 2018 with the filing of the Company’s 2017 tax return. The finalization of the Tax Act included a $306,000 benefit attributable to the pension contribution discussed above and an $180,000 benefit attributable to various accounting method changes made on the Company’s 2017 tax return. Such adjustments were recorded in the second and third quarters of 2018 respectively, within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB’s ASC Topic 740, Income Taxes.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 76.1% of total assets as of September 30, 2018 compared to 74.0% as of December 31, 2017.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Commercial, financial, and agricultural	$203,485	$192,238
Real estate construction - residential	30,374	26,492
Real estate construction - commercial	95,806	98,340
Real estate mortgage - residential	246,334	246,754
Real estate mortgage - commercial	506,197	472,455
Installment loans to individuals	33,569	32,153
Total loans	$1,115,765	$1,068,432
Percent of categories to total loans:
Commercial, financial, and agricultural	18.2%	18.0%
Real estate construction - residential	2.7	2.5
Real estate construction - commercial	8.6	9.2
Real estate mortgage - residential	22.1	23.1
Real estate mortgage - commercial	45.4	44.2
Installment loans to individuals	3.0	3.0
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three and nine months ended September 30, 2018, the Company sold approximately $10.3 million and $30.0 million of loans to investors, respectively, compared to $10.1 million and $26.3 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, the Company was servicing approximately $282.9 million of loans sold to the secondary market compared to $285.8 million at December 31, 2017, and $288.7 million at September 30, 2017.

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

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,	September 30,
(In thousands)	2018	2017	2017
Nonaccrual loans:
Commercial, financial, and agricultural	$2,296	$2,507	$3,005
Real estate construction - residential	0	0	0
Real estate construction - commercial	158	97	0
Real estate mortgage - residential	2,768	1,956	2,094
Real estate mortgage - commercial	597	936	943
Installment and other consumer	226	176	168
Total nonaccrual loans including non-performing troubled debt restructurings	$6,045	$5,672	$6,210
Other real estate owned and repossessed assets	13,373	13,182	13,177
Total non-performing assets	$19,418	$18,854	$19,387
Loans contractually past due 90 days or more and still accruing	$235	$328	$178

Loans	$1,115,765	$1,068,432	$1,045,047
Allowance for loan losses to loans	1.02%	1.02%	1.02%
Non-performing loans to loans	0.54%	0.53%	0.59%
Loans past due 90 days or more and still accruing to loans	0.02%	0.03%	0.02%
Non-performing assets to loans and other real estate owned and repossessed assets	1.72%	1.74%	1.77%
Non-performing assets to total assets	1.34%	1.32%	1.40%
Allowance for loan losses to non-performing loans	187.89%	191.33%	177.13%

Non-performing assets consist of nonaccrual loans, TDRs on nonaccrual, and other real estate owned and repossessed assets. Total non-performing assets totaled $19.4 million, or 1.72%, of total loans and other real estate and repossessed assets at September 30, 2018 compared to $18.9 million, or 1.74%, of total loans at December 31, 2017. Non-accrual loans included $2.2 million and $1.7 million of loans classified as TDRs at September 30, 2018 and December 31, 2017, respectively.

Total non-accrual loans at September 30, 2018 increased $373,000, or 7.0%, to $6.0 million compared to $5.7 million at December 31, 2017. This increase primarily consisted of an increase in real estate mortgage - residential loans, partially offset by a decrease in real estate mortgage – commercial loans and commercial, financial, and agricultural loans.

Loans past due 90 days and still accruing interest at September 30, 2018, were $235,000 compared to $328,000 at December 31, 2017. Other real estate and repossessed assets were $13.4 million at September 30, 2018 compared to $13.2 million at December 31, 2017. During the nine months ended September 30, 2018, $589,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $217,000 during the nine months ended September 30, 2017.

As of September 30, 2018 and December 31, 2017, approximately $5.6 million and $8.8 million, respectively, of loans classified as substandard, not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Substandard loans included $3.2 million and $4.7 million of loans classified as performing TDRs at September 30, 2018 and December 31, 2017, respectively, and is further described in the table below. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2018 and December 31, 2017, respectively.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2018			December 31, 2017
(In thousands)	Number of Contracts	Recorded Investment	Specific Reserves	Number of Contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	5	$434	$17	6	$500	$20
Real estate mortgage - residential	9	2,377	83	11	3,116	236
Real estate mortgage - commercial	3	431	72	2	1,068	109
Intallment - Consumer	2	18	1	-	-	-
Total performing TDRs	19	$3,260	$173	19	$4,684	$365
Nonperforming TDRs
Commercial, financial and agricultural	6	$1,112	$108	4	$838	$41
Real estate mortgage - residential	6	886	209	4	290	61
Real estate mortgage - commercial	1	112	68	4	589	110
Intallment - Consumer	3	75	11	-	-	-
Total nonperforming TDRs	16	$2,185	$396	12	$1,717	$212
Total TDRs	35	$5,445	$569	31	$6,401	$577

At September 30, 2018, loans classified as TDRs totaled $5.4 million, with $569,000 of specific reserves, of which $2.2 million were classified as nonperforming TDRs and $3.2 million were classified as performing TDRs. This compared to $6.4 million of loans classified as TDRs, with $577,000 of specific reserves, of which $1.7 million were classified as nonperforming TDRs and $4.7 million were classified as performing TDRs at December 31, 2017. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The net decrease in total TDRs from December 31, 2017 to September 30, 2018 was primarily due to one TDR totaling $48,000 that went to foreclosure and $1.6 million of payments received on TDRs, partially offset by nine new TDRs totaling $520,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2018	2017
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,486	$3,325
Real estate construction - residential	240	170
Real estate construction - commercial	746	807
Real estate mortgage - residential	2,341	1,689
Real estate mortgage - commercial	4,071	4,437
Installment and other consumer	398	345
Unallocated	76	79
Total	$11,358	$10,852

The allowance for loan losses (ALL) was $11.4 million, or 1.02%, of loans outstanding at September 30, 2018 compared to $10.9 million, or 1.02%, at December 31, 2017, and $11.0 million, or 1.05%, of loans outstanding at September 30, 2017. The ratio of the allowance for loan losses to nonperforming loans was 187.89% at September 30, 2018, compared to 191.33% at December 31, 2017, and 177.13% at September 30, 2017.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2018	2017
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,225	$1,333
Collectively evaluated for impairment - general reserves	10,133	9,519
Total	$11,358	$10,852

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2018, $1.2 million of the Company’s ALL was allocated to impaired loans totaling approximately $9.3 million compared to $1.3 million of the Company’s ALL allocated to impaired loans totaling approximately $10.4 million at December 31, 2017. Management determined that $3.0 million, or 32%, of total impaired loans required no reserve allocation at September 30, 2018 compared to $2.4 million, or 23%, at December 31, 2017, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

Provision

A $250,000 and $1.0 million provision was required for the three and nine months ended September 30, 2018, respectively, compared to a $555,000 and $1.2 million provision for the three and nine months ended September 30, 2017. The decrease in both periods reported was primarily due to improved credit quality and economic conditions used in assessing the risk in the portfolio.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Analysis of allowance for loan losses:
Balance beginning of period	$11,212	$10,545	$10,852	$9,886
Charge-offs:
Commercial, financial, and agricultural	75	37	378	97
Real estate construction - residential	-	-	48	-
Real estate construction - commercial	-	-	30	-
Real estate mortgage - residential	32	68	64	149
Real estate mortgage - commercial	5	4	34	20
Installment and other consumer	74	56	181	167
Total charge-offs	186	165	735	433
Recoveries:
Commercial, financial, and agricultural	$38	$12	$61	$55
Real estate construction - residential	13	12	38	87
Real estate mortgage - residential	9	11	44	68
Real estate mortgage - commercial	2	5	34	26
Installment and other consumer	20	25	64	76
Total recoveries	82	65	241	312
Net charge-offs	104	100	494	121
Provision for loan losses	250	555	1,000	1,235
Balance end of period	$11,358	$11,000	$11,358	$11,000

Net Loan Charge-offs

The Company’s net loan charge-offs were $104,000, or 0.01%, of average loans, and $494,000, or 0.05%, of average loans for the three and nine months ended September 30, 2018, respectively, compared to $100,000, or 0.01%, of average loans, and $121,000, or 0.01%, of average loans for the three and nine months ended September 30, 2017, respectively. The increase in charge-offs for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily related to two commercial loan relationships.

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

The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available for sale investment securities, not including other debt securities, federal funds sold, and excess reserves held at the Federal Reserve.

	September 30,	December 31,
(In thousands)	2018	2017
Federal funds sold and other overnight interest-bearing deposits	$20,478	$39,553
Certificates of deposit in other banks	12,243	3,460
Available-for-sale investment securities	224,562	231,028
Total	$257,283	$274,041

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $224.6 million at September 30, 2018 and included an unrealized net loss of $7.1 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $17.4 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2018 and December 31, 2017, the Company’s unpledged securities in the available for sale portfolio totaled approximately $35.9 million and $44.8 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,509	$9,570
Federal funds purchased and securities sold under agreements to repurchase	45,073	40,931
Other deposits	129,670	131,197
Total pledged, at fair value	$184,252	$181,698

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2018, such deposits totaled $1.0 billion and represented 88.7% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships. Time deposits and certificates of deposit of $250,000 and over totaled $110.1 million at September 30, 2018. These accounts are normally considered more volatile and higher costing representing 9.3% of total deposits at September 30, 2018.

Core deposits at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Core deposit base:
Non-interest bearing demand	$257,376	$245,380
Interest checking	197,863	229,862
Savings and money market	391,280	345,593
Other time deposits	202,529	230,309
Total	$1,049,048	$1,051,144

The total amount of certificates of deposit of $250,000 and greater at September 30, 2018 and December 31, 2017 were $110.1 million and $63.2 million, respectively. The Company had brokered deposits totaling $29.8 million and $9.8 million at September 30, 2018 and December 31, 2017, respectively. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act signed into law in May 2018, certain reciprocal deposits are no longer required to be classified as brokered deposits. As such, prior periods presented have been reclassified to include these reciprocal deposits in the Company’s core deposits and excluded from brokered deposit totals.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2018, under agreements with these unaffiliated banks, the Bank may borrow up to $50.0 million in federal funds on an unsecured basis and $16.4 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2018. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2018, there was $32.7 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at September 30, 2018.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of September 30, 2018, the Bank had $78.7 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$32,660	$27,560
Federal Home Loan Bank advances	78,683	121,352
Subordinated notes	49,486	49,486
Other borrowings	30	30
Total	$160,859	$198,428

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

	September 30,				December 31,
	2018				2017
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$286,706	$9,267	$57,137	$353,110	$294,081	$9,364	$47,825	$351,270
Letters of credit	(57,750)	0	0	(57,750)	(70,000)	0	0	(70,000)
Advances outstanding	(78,683)	0	0	(78,683)	(121,352)	0	0	(121,352)
Total available	$150,273	$9,267	$57,137	$216,677	$102,729	$9,364	$47,825	$159,918

At September 30, 2018, loans of $498.2 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2018, investments totaling $18.8 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $36.8 million at September 30, 2018 compared to $62.9 million at December 31, 2017. The $26.1 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2018. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $11.3 million for the nine months ended September 30, 2018.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $55.2 million. The cash outflow primarily consisted of $48.7 million increase in loans and $103.0 million purchases of investment securities, partially offset by $104.6 million from maturities, calls, and sales of investment securities.

Financing activities provided cash of $17.9 million, resulting primarily from a $12.0 increase in demand deposits, a $24.7 million increase in interest bearing transaction accounts, a $20.2 million increase in time deposits, and a $5.1 million increase in federal funds purchased and securities sold under agreements to repurchase, partially offset by a net $42.7 million repayment of FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2018.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company's various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company's liquidity. The Company had $297.5 million in unused loan commitments and standby letters of credit as of September 30, 2018. Although the Company's current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $1.4 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $5.0 million and $2.6 million in dividends to the Company during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents totaling $2.1 million and $1.4 million, respectively.

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

Under the Basel III requirements, at September 30, 2018 and December 31, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

					Well-Capitalized Under
			Required for Capital		Prompt Corrective Action
	Actual		Adequacy Purposes		Provision
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2018
Total Capital (to risk-weighted assets):
Company	$162,989	13.54%	$96,315	8.00%	$	N.A.	N.A	%
Bank	159,984	13.32	96,021	8.00		120,027	10.00
Tier I Capital (to risk-weighted assets):
Company	$136,124	11.31%	$72,237	6.00%	$	N.A.	N.A	%
Bank	148,403	12.36	72,016	6.00		96,021	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$103,498	8.60%	$54,177	4.50%	$	N.A.	N.A	%
Bank	148,403	12.36	54,012	4.50		78,017	6.50
Tier I Capital (to adjusted average assets):
Company	$136,124	9.35%	$58,264	4.00%	$	N.A.	N.A	%
Bank	148,403	10.30	57,648	4.00		72,060	5.00
(in thousands)
December 31, 2017
Total Capital (to risk-weighted assets):
Company	$156,045	12.93%	$96,577	8.00%	$	N.A.	N.A	%
Bank	154,495	12.83	96,326	8.00		120,408	10.00
Tier I Capital (to risk-weighted assets):
Company	$129,369	10.72%	$72,433	6.00%	$	N.A.	N.A	%
Bank	143,483	11.92	72,245	6.00		96,326	8.00
Common Equity Tier I Capital (to risk-weighted assets)
Company	$97,033	8.04%	$54,325	4.50%	$	N.A.	N.A	%
Bank	143,483	11.92	54,184	4.50		78,265	6.50
Tier I leverage ratio:
Company	$129,369	9.33%	$55,488	4.00%	$	N.A.	N.A	%
Bank	143,483	10.38	55,315	4.00		69,144	5.00

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability and Interest Rate Risk

Management and the Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit this exposure. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows.

The principal objective of the Company's asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Asset Liability Committee from direction of the Board of Directors. The Asset Liability Committee meets monthly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, local and national market conditions and rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.

Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

Management analyzes the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2018 and December 31, 2017.

	% change in projected net interest income
Hypothetical shift in interest rates (bps)	September 30, 2018	December 31, 2017
200	2.21%	(3.14)%
100	3.22%	(2.05)%
(100)	5.96%	1.58%

The improvement in our interest rate risk exposure from December 31, 2017 to September 30, 2018 was primarily due to higher offering rates for repricing loans at September 30, 2018 and a decrease in short-term maturity borrowings from December 31, 2017.

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company's operations for the nine months ended September 30, 2018.

Item 4. Controls and Procedures

Our Company's management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2018.  Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.  It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company's internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Intangibles In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption on the Company’s consolidated financial statements and disclosures.

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

Financial Instruments In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company’s consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements. Beginning in the first quarter of 2019, the Company plans to run parallel credit risk models to continue evaluating the results.

Leases In February 2016, the FASB issued ASU 2016-02, Leases, in order to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset and a liability to make lease payments for those leases classified as operating leases under previous GAAP. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The amendments in the ASU are effective for interim and annual periods beginning January 1, 2019. The Company’s operating leases primarily relate to office space and bank branches. The Company expects to adopt this ASU in the first quarter of 2019. Based on the Company’s current leases, the Company expects to recognize a lease liability and related right-of-use asset on the consolidated balance sheet, and is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated income statement and required disclosures.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 8, 2018	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

November 8, 2018	W. Bruce Phelps, Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

September 30, 2018 Form 10-Q

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

