Form 10-K
period 2018-12-31
HAWTHORN BANCSHARES, INC.
filed 2019-03-14
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________.

Commission file number: 0‑23636

HAWTHORN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Missouri	43‑1626350
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

132 East High Street, Box 688, Jefferson City, Missouri 65102

(Address of principal executive offices)                                         (Zip Code)

(573) 761‑6100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐   No ☒

The aggregate market value of the 4,721,742 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $21.90 closing price of such common equity on June 29,  2018, the last business day of the registrant's most recently completed second fiscal quarter, was $103,406,154.  Aggregate market value excludes an aggregate of 1,299,173 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date.  Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 14, 2019, the registrant had 6,278,481 shares of common stock, par value $1.00 per share, issued and 6,034,843 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report:  (1) 2018 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

Hawthorn Bank.  Hawthorn Bank was founded in 1932 as a Missouri bank and converted to a Missouri trust company on August 16, 1989.  However, its predecessors trace their lineage back to the founding of Exchange National Bank in 1865.  Hawthorn Bank has 23 banking offices, including its principal office at 132 East High Street in Jefferson City's central business district.  See "Item 2. Properties".

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

HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a "real estate investment trust" under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by Hawthorn Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404,665,296. As of December 31, 2018, the approximate aggregate book value of the mortgage loans and participation interests held by HB Realty was $445,350,930.

Initially, Hawthorn Bank was the sole common member and the sole preferred member of HB Realty, owning all 1,000 common shares and all 1,000 preferred shares. On April 1, 2018, Hawthorn Bank contributed all 1,000 common shares and 850 preferred shares to Jefferson City IHC, LLC, a Missouri limited liability company that is wholly owned by Hawthorn Bank ("JCIHC"). Under the IRC, a real estate investment trust must have at least one hundred (100) owners. Pursuant to a newly established Hawthorn Bank Real Estate Investment Trust Ownership Plan, Hawthorn Bank will make available to certain employees of Hawthorn Bank, as an employee benefit, up to a total of 150 preferred shares of HB Realty. Each selected employee will have the opportunity to own one preferred share of HB Realty. It is anticipated that these preferred shares will be transferred to employees beginning in January 2019. Each preferred share is generally entitled to an annual dividend of thirty dollars ($30) and a liquidation amount of $500. Although dividends are not guaranteed, it is expected that HB Realty will pay dividends in December of each year. By virtue of its ownership of JCIHC, Hawthorn Bank indirectly owns the remaining economic interest associated with membership interests in HB Realty.

Through its ownership of JCIHC, Hawthorn Bank is, indirectly, the controlling member of HB Realty and is entitled to control the appointment of managers of HB Realty. The initial Board of Managers of HB Realty, which is responsible for the management of the business and affairs of HB Realty, is comprised of David T. Turner, Kathleen L. Bruegenhemke, Gregg A. Bexten and W. Bruce Phelps.

Hawthorn Risk Management, Inc., a non-bank subsidiary of the Company, which was formed and began operations on December 28, 2017, is a Missouri-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today's insurance marketplace. Hawthorn Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Hawthorn Risk Management, Inc. is subject to the regulations of the State of Missouri and undergoes periodic examinations by the Missouri Division of Insurance.

Employees

As of December 31, 2018, Hawthorn and its subsidiaries had approximately 273 full-time and 28 part-time employees.  None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

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

The Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, Springfield, and Branson, Missouri and its secondary service area of the nearby communities in Cole, Boone, Henry, Cass, Benton, and Greene counties of Missouri.  Hawthorn Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities.  Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the twelve banks within Cole county, the eleventh largest (in terms of deposits) of thirty-one banks within Boone county, the largest (in terms of deposits) of the eight banks within Henry county, the third largest (in terms of deposits) of the eighteen banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.

Regulation Applicable to Bank Holding Companies

General.  As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the "BHC Act") and the Gramm-Leach-Bliley Act (the "GLB Act"), Hawthorn is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB").  The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law.  In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations.  Regulation by the FRB is intended to protect depositors of the Bank, not the shareholders of Hawthorn. Hawthorn also is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal controls over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Hawthorn and its subsidiaries, the preparation and certification of Hawthorn's consolidated financial statements, the duties of Hawthorn's audit committee, relations with and functions performed by Hawthorn's independent registered public accounting firm, and various accounting and corporate governance matters.

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

On December 31, 2018, Hawthorn was in compliance with the FRB's capital adequacy guidelines.  Hawthorn's capital ratios on December 31, 2018 and the minimum requirements as of that date are shown below:

Tier 1 Leverage Ratio	Common Equity Tier 1 Risk-	Tier 1 Risk-Based Capital
(4% minimum	Based Capital Ratio (4.5%	Ratio (6% minimum	Total Risk-Based
requirement)	minimum requirement)	requirement)	Capital Ratio (8%)
9.55%	8.48%	11.21%	13.28%

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") directs the federal banking agencies to develop a specified Community Bank Leverage Ratio, or CBLR, (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election.

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	total consolidated assets of less than $10 billion;

•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets;
•	total trading assets and trading liabilities of 5% or less of total consolidated assets;
•	mortgage servicing assets of 25% or less of CBLR tangible equity; and
•	temporary difference deferred tax assets of 25% or less of CBLR tangible equity.

A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The numerator of the CBLR is referred to as "CBLR tangible equity" and is calculated as the QCBO's total capital as reported in compliance with Call Report and FR Y-9C instructions ("Reporting Instructions") (prior to including non-controlling interests in consolidated subsidiaries) less:

•	accumulated other comprehensive income (referred to in the industry as AOCI);
•	intangible assets, calculate in accordance with Reporting Instructions, other than mortgage servicing assets; and
•	deferred tax assets that arise from net operating loss and tax credit carry forwards net of any related valuations allowances.

The denominator of the CBLR is the QCBO's average total consolidated assets, calculated in accordance with

Reporting Instructions and less intangible assets and deferred tax assets deducted from CBLR tangible equity.

As of December 31, 2018, the Company and the Bank each qualified to elect the community bank leverage ratio framework because they had a CBLR of greater than 9%. The Company will continue to monitor this rulemaking. If and when the rulemaking goes into effect, the Company and the Bank will consider whether it would be possible and advantageous at that time to elect to comply with the community bank leverage ratio framework.

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

Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions.  On December 31, 2018, the Bank was classified as "well-capitalized," which is required for Hawthorn to remain a financial holding company.  The capital ratios and classifications of the Bank as of December 31, 2018 and the minimum requirements as of such date are shown on the following chart.

Common Equity Tier 1
Tier 1 Leverage Ratio	Risk-Based Capital Ratio	Tier 1 Risk-Based Capital
(5% minimum	(6.5% minimum	Ratio (8% minimum	Total Risk-Based Capital
requirement)	requirement	requirement)	Ratio (10%)
10.43%	12.24%	12.24%	13.19%

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

Key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as "qualified mortgages" for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

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

Available Information

The address of the Company's principal executive offices is 132 East High Street, Jefferson City, Missouri 65101 and the telephone number at this location is (573)761‑6100.  The Company's common stock trades on the Nasdaq Global Select Market under the symbol "HWBK".

We electronically file certain documents with the Securities and Exchange Commission (SEC).  We file annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K (as appropriate), along with any related amendments and supplements.  From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings.  You may read and download the Company's SEC filings over the internet from several commercial document retrieval services as well as at the SEC's internet website (www.sec.gov).  You may also read and copy the Company's SEC filings at the SEC's public reference room located at 100 F Street, NE., Washington, DC 20549.

Please call the SEC 1‑800‑SEC‑0330 for further information concerning the public reference room and any applicable copy charges.

The Company's internet website address is www.hawthornbancshares.com.  Under the "Documents" menu tab of the Company's website (www.hawthornbancshares.com), we make available, without charge, the Company's public filings with the SEC, including the Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934.  Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks.  Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.

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

In June of 2016, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard, or CECL.  Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms.  This model will be replaced by the new CECL model that will become effective for us for the first interim and annual reporting periods beginning after December 15, 2019. Under the new CECL model promulgated under ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", we will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The ASU will require new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

Management is currently evaluating the impact of these changes to our financial position and results of operations. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date. The allowance is a material estimate of ours, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. At this time, an estimate of the impact to the Company's financial statements is not known, but the impact could be significantly impacted by the composition, characteristics and quality of the underlying loan portfolio at the time of adoption.

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

The EGRRCPA directs the federal banking agencies to develop a specified Community Bank Leverage Ratio (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 21, 2018, federal regulators released a proposed rulemaking that would, if enacted, provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under the proposal, a qualifying community banking organization would be eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election. The proposal is described in more detail above under the section entitled "Regulatory Capital Requirements."  The Company will continue to monitor this rulemaking. If and when the rulemaking goes into effect, the Company and the Bank will determine whether they are qualified under the community bank leverage ratio framework and, if so, whether it would be possible and advantageous at that time to elect to comply with the community bank leverage ratio framework.

Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Community Reinvestment Act, Fair Lending Laws Or Other Laws And Regulations Could Result In Fines Or Sanctions, And Curtail Expansion Opportunities.  Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities.  Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected.  These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure or the inability to comply with the USA PATRIOT Act and Bank Secrecy Act statutes and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems.  During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations.  In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks.

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

The Operation Of Our Business, Including Our Interaction With Customers, Are Increasingly Done Via Electronic Means, And This Has Increased Our Risks Related To Cybersecurity.  We rely on the successful and uninterrupted functioning of our information technology and telecommunications systems to conduct our business. This includes internally developed systems, the systems of third-party service providers, and digital and mobile technologies.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, and could damage our reputation, result in loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability.  We are exposed to the risk of cyber-attacks in the normal course of business, which can result from deliberate attacks or unintentional events.  We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites.  Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access.  The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers.  Cyber-attacks may also be directed at disrupting our operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Neither the Company nor Union State Bancshares owns or leases any property.  The Company's principal offices are located at 132 East High Street,  Jefferson City, Missouri 65101.  The table below provides a list of the Bank's facilities.

					Net Book
					Value at
	Approximate		Owned or		12/31/2018
Location	Square Footage		Leased		(in thousands)
8127 East 171st Street, Belton, MO	13,000		Owned		$1,629
4675 Gretna Road, Branson, MO	11,000	(1)	Owned		$1,246
1000 West Buchanan Street, California, MO	2,270		Owned		$324
102 North Second Street, Clinton, MO	11,524		Owned		$1,277
1400 East Ohio Street, Clinton, MO	13,551		Owned		$2,665
1712 East Ohio Street, Clinton, MO (inside a Wal-Mart store)	540		Leased	(2)	$42
1110 Club Village Drive, Columbia, MO	5,000		Owned		$1,331
29 S. Ninth St., Suites 201-202, Columbia, MO	1,500		Leased	(3)	N/A
115 South 2nd Street, Drexel, MO	4,000		Owned		$131
100 Plaza Drive, Harrisonville, MO	4,000		Owned		$458
17430 East 39th Street, Independence, MO	4,070		Owned		$553
220 West White Oak, Independence, MO	1,800		Owned		$43
132 East High Street, Jefferson City, MO	34,800		Owned		$2,676
3701 West Truman Blvd, Jefferson City, MO	21,000		Owned		$376
211 West Dunklin Street, Jefferson City, MO	2,500		Owned		$1,514
800 Eastland Drive, Jefferson City, MO	4,100		Owned		$668
3600 Amazonas Drive, Jefferson City, MO	26,000		Owned		$2,294
300 S.W. Longview Blvd, Lee's Summit, MO	11,700		Owned		$1,887
5 Victory lane, Suite 203, Liberty, MO	1,667		Leased	(4)	N/A
335 Chestnut, Osceola, MO	1,580		Owned		$81
595 VFW Memorial Drive, St. Robert, MO	2,236		Owned		$58
321 West Battlefield, Springfield, MO	12,500	(5)	Owned		$660
200 West Main Street, Warsaw, MO	8,900		Owned		$88
1891 Commercial Drive, Warsaw, MO	11,000		Owned		$1,465

(1)	Of the 11,000 square feet of space, 2,384 square feet of space is leased to a non-affiliate.
(2)	The term of this lease began in February 2019 and ends in January 2024.
(3)	The term of this lease began in April 2018 and ends in April 2019.
(4)	The term of this lease began in May 2016 and ends in April 2019.
(5)	Of the 12,500 square feet of space, 5,873 square feet of space is available to be leased to a non-affiliate.

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

Name	Age	Position
David T. Turner	62	Chairman, Chief Executive Officer, President and Director
W. Bruce Phelps	68	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	53	Senior Vice President, Secretary and Director

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's  2018 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

The Company's  Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined by applicable rules of the SEC) of shares the Company's common stock during the fourth quarter of the year ended December 31, 2018: The authorization previously provided by the Board of Directors for the repurchase of the Company's common stock, in which management was given discretion to determine the number and pricing of the shares to be purchased as well as the timing of any such purchases, expired on September 8, 2018.

Recent Issuance of Securities

None.

Item 6.  Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" in the Company's  2018 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's  2018 Annual Report to Shareholders.

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

Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios.  At December 31, 2018, the Company's rate shock scenario models indicated that annual net interest income could change by as much as 0.26% or 4.17% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the Company's  Funds Management, Investment Asset Liability Policy and Management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's  2018 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's  2018 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f).  Under the supervision and with the participation of the Company's  management, including the Company's  principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based upon its assessment, management has concluded that, as of December 31, 2018, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls.

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Hawthorn Bancshares, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Hawthorn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
March 14, 2019

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)

the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)

the information under the caption "Item 1: Election of Directors--Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)

the information under the caption "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption "Executive Officers of the Registrant" in Part I of this report;

(v)

the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(vi)

the information under the caption "Corporate Governance and Board Matters--Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)

the information under the caption "Corporate Governance and Board Matters--Committees of the Board--Audit Committee" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

New Director Appointment

On March 13, 2019, the board of directors of the Company voted unanimously to increase its size from six to seven directors, effective March 13, 2019, and to fill the resulting vacancy with the appointment of Jonathan Holtaway.  Mr. Holtaway will be a Class I director of the Company and will have a term expiring at the time of the annual meeting of shareholders in 2020.  Concurrent with this appointment, he is also being added as a member of the board of directors of Hawthorn Bank.

Mr. Holtaway is President of Ategra Capital Management, LLC, a registered investment advisor founded by Mr. Holtaway in 2005 and based in Vienna, Virginia.  He serves as managing member of Ategra GP, LLC, the general partner of Ategra Community Financial Institution Fund, LP., a fund which invests primarily in the securities of companies in the bank and thrift industry.  From July 1992 until September 2001, Mr. Holtaway served as Managing Director and Partner of Danielson Associates, an investment banking company which provided advisory services to community financial institutions.  It is anticipated that Board discussions and decisions will benefit from his understanding of the fundamentals of community banking derived from his over 25 years of experience as an analyst of, advisor to, and investor in, community banks and other financial institutions.

Our board of directors has determined that Mr. Holtaway satisfies the independence requirements of the NASDAQ Stock Market.  It is anticipated that he will be appointed to serve on one or more committees of the board, although the specifics of any such appointment have not yet been determined.

There is no arrangement or understanding between Mr. Holtaway and any other person pursuant to which was selected as a director of the Company or of the Bank, and there are no transactions between Mr. Holtaway and the Company that would be reportable under Item 404 of SEC Regulation S-K.  Consistent with the compensation provided for other outside (non-employee) members of the Company's board of directors, Mr. Holtaway will receive a monthly retainer of $1,500 and $600 for each board and committee meeting attended, respectively.  For his service to Hawthorn Bank as an outside (non-employee) director, he will be paid $600 for each meeting of the board attended.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, the its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions.  This Code of Business Conduct and Ethics is posted on the Company's internet website (www.hawthornbancshares.com) under the "Governance Documents" menu tab and is available for your examination.  A copy of this Code will be furnished without charge upon written request to Corporate Secretary, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, Missouri 65101.  Any substantive amendment to, or waiver from, a provision of this Code that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8‑K.

Item 11.  Executive Compensation.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item is incorporated herein by reference to:

(i)

the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)

the information under the caption "Corporate Governance and Board Matters--Director Compensation" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no equity compensation plan for its employees pursuant to which options, rights, warrants or other equity awards may be granted. As of December 31, 2018 the Company had no outstanding options, rights or warrants granted under any equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)

the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)

the information under the caption "Corporate Governance and Board Matters--Committees of the Board" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:
1.	Financial Statements:

The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's Annual Report to Shareholders for the year ended December 31, 2018 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Income for the years ended December 31, 2018,  2017, and 2016.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018,  2017, and 2016.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018,  2017, and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2018,  2017, and 2016.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8‑K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8‑K on June 8, 2009 and incorporated herein by reference).
4.1

Specimen certificate representing shares of the Company's $1.00 par value Common Stock (filed as Exhibit 4.1 to the Company's current report on Form 8‑K/A on June 23, 2017 and incorporated herein by reference).

10.1

Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarterly period March 31, 2005 and incorporated herein by reference). *

10.2	Hawthorn Bancshares, Inc. Excess Benefit Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K on November 13, 2018 and incorporated herein by reference). *

Exhibit No.	Description

10.3	Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank.
10.3.1	First Amendment to Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank.
10.3.2	Second Amendment to Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank.
13

The Company's 2018 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10‑K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of the Company.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page to this Annual Report on Form 10‑K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL)

*Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

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

HAWTHORN BANCSHARES, INC.

Dated: March 14, 2019	By	/s/	David T. Turner
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

Date	Signature and Title

March 14, 2019	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

March 14, 2019	/s/ W. Bruce Phelps
W. Bruce Phelps, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 14, 2019	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 14, 2019	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 14, 2019	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 14, 2019	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 14, 2019	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 14, 2019
Jonathan D. Holtaway, Director

EXHIBIT INDEX

HIDDEN_ROW
Exhibit No.	Description	Page No.
10.2	Hawthorn Bancshares, Inc. Excess Benefit Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K on November 13, 2018 and incorporated herein by reference).
10.3	Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank.
10.3.1	First Amendment to Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank.
10.3.2	Second Amendment to Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank.
13

The Company's 2018 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10‑K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of the Company.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page to this Annual Report on Form 10‑K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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