Form 10-Q
period 2019-03-31
HAWTHORN BANCSHARES, INC.
filed 2019-05-10
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

◻   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻

Smaller reporting company ☒	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ◻ Yes ☒ No

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	HWBK	The Nasdaq Stock Market LLC

As of May 8, 2019, the registrant had 6,034,843 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$15,679	$23,687
Federal funds sold and other interest-bearing deposits	75,035	18,396
Cash and cash equivalents	90,714	42,083
Certificates of deposit in other banks	12,741	12,247
Available-for-sale debt securities, at fair value	218,539	218,205
Other investments	5,735	5,675
Total investment securities	224,274	223,880
Loans	1,154,652	1,146,627
Allowances for loan losses	(11,845)	(11,652)
Net loans	1,142,807	1,134,975
Premises and equipment - net	35,953	34,894
Mortgage servicing rights	2,875	2,931
Other real estate owned - net	13,537	13,691
Accrued interest receivable	6,160	6,162
Cash surrender value - life insurance	2,562	2,542
Other assets	6,688	8,277
Total assets	$1,538,311	$1,481,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$264,218	$262,857
Savings, interest checking and money market	625,522	614,040
Time deposits $250,000 and over	140,886	104,900
Other time deposits	219,946	216,671
Total deposits	1,250,572	1,198,468
Federal funds purchased and securities sold under agreements to repurchase	22,097	24,647
Federal Home Loan Bank advances and other borrowings	95,096	95,153
Subordinated notes	49,486	49,486
Operating lease liabilities	2,347	—
Accrued interest payable	1,093	1,035
Other liabilities	12,750	13,479
Total liabilities	1,433,441	1,382,268
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,278,481 shares, respectively	6,279	6,279
Surplus	50,173	50,173
Retained earnings	58,168	54,105
Accumulated other comprehensive loss, net of tax	(4,706)	(6,099)
Treasury stock; 243,638 shares, at cost, respectively	(5,044)	(5,044)
Total stockholders’ equity	104,870	99,414
Total liabilities and stockholders’ equity	$1,538,311	$1,481,682

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2019	2018
INTEREST INCOME
Interest and fees on loans	$14,106	$12,223
Interest on investment securities:
Taxable	1,000	947
Nontaxable	141	158
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	602	106
Dividends on other investments	66	110
Total interest income	15,915	13,544
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,716	1,084
Time deposit accounts $250,000 and over	665	138
Time deposits	706	511
Total interest expense on deposits	3,087	1,733
Interest on federal funds purchased and securities sold under agreements to repurchase	33	171
Interest on Federal Home Loan Bank advances	542	395
Interest on subordinated notes	624	491
Total interest expense on borrowings	1,199	1,057
Total interest expense	4,286	2,790
Net interest income	11,629	10,754
Provision for loan losses	150	300
Net interest income after provision for loan losses	11,479	10,454
NON-INTEREST INCOME
Service charges and other fees	862	876
Bank card income and fees	695	656
Trust department income	293	280
Real estate servicing fees, net	84	221
Gain on sale of mortgage loans, net	105	146
Other	52	36
Total non-interest income	2,091	2,215
Investment securities gain, net	1	98
Gain on branch sale, net	2,074	—
NON-INTEREST EXPENSE
Salaries and employee benefits	5,438	6,057
Occupancy expense, net	698	689
Furniture and equipment expense	809	635
Processing, network, and bank card expense	1,001	859
Legal, examination, and professional fees	329	422
Advertising and promotion	258	252
Postage, printing, and supplies	210	268
Other	1,145	1,084
Total non-interest expense	9,888	10,266
Income before income taxes	5,757	2,501
Income tax expense	1,091	411
Net income	$4,666	$2,090
Basic earnings per share	$0.77	$0.35
Diluted earnings per share	$0.77	$0.35

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Net income	$4,666	$2,090
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	1,378	(1,715)
Adjustment for gain on sale of investment securities, net of tax	—	—
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	15	42
Total other comprehensive income (loss)	1,393	(1,673)
Total comprehensive income	$6,059	$417

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2017	$6,047	$45,442	$50,595	$(5,662)	$(5,051)	$91,371
Net income	—	—	2,090	—	—	2,090
Other comprehensive loss	—	—	—	(1,673)	—	(1,673)
Purchase of treasury stock	—	—	—	—	(112)	(112)
Cash dividends declared, common stock	—	—	(405)	—	—	(405)
Balance, March 31, 2018	$6,047	$45,442	$52,280	$(7,335)	$(5,163)	$91,271

Balance, December 31, 2018	$6,279	$50,173	$54,105	$(6,099)	$(5,044)	$99,414
Net income	—	—	4,666	—	—	4,666
Other comprehensive income	—	—	—	1,393	—	1,393
Cash dividends declared, common stock	—	—	(603)	—	—	(603)
Balance, March 31, 2019	$6,279	$50,173	$58,168	$(4,706)	$(5,044)	$104,870

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$4,666	$2,090
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	300
Depreciation expense	441	435
Net amortization of investment securities, premiums, and discounts	312	356
Change in fair value of mortgage servicing rights	94	(18)
Investment securities gain, net	(1)	(98)
Loss (gain) on sales and dispositions of premises and equipment	19	(13)
Gain on sales and dispositions of other real estate	(6)	(2)
Gain on branch sale, net	(2,074)	—
Provision for other real estate owned	28	1
Operating lease payment	1	—
Decrease in accrued interest receivable	2	297
Increase in cash surrender value - life insurance	(20)	(15)
Decrease in other assets	1,180	156
Increase in accrued interest payable	58	34
Decrease in other liabilities	(729)	(989)
Origination of mortgage loans for sale	(5,420)	(7,587)
Proceeds from the sale of mortgage loans	5,096	7,587
Gain on sale of mortgage loans, net	(105)	(146)
Other, net	(38)	(50)
Net cash provided by operating activities	3,654	2,338
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(494)	(1,352)
Net increase in loans	(7,669)	(16,231)
Purchase of available-for-sale debt securities	(12,751)	(28,134)
Proceeds from maturities of available-for-sale debt securities	10,030	9,119
Proceeds from calls of available-for-sale debt securities	3,820	1,685
Proceeds from sales of available-for-sale debt securities	—	25,723
Purchases of FHLB stock	(62)	(1,370)
Proceeds from sales of FHLB stock	3	2,682
Purchases of premises and equipment	(971)	(401)
Proceeds from sales of premises and equipment	—	13
Payment for branch sale, net	(6,700)	—
Proceeds from sales of other real estate and repossessed assets	248	224
Net cash used in investing activities	(14,546)	(8,042)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	9,723	(546)
Net increase in interest-bearing transaction accounts	12,066	32,426
Net increase in time deposits	40,944	22,688
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(2,550)	7,235
Repayment of FHLB advances and other borrowings	(57)	(131,055)
FHLB advances	—	94,000
Purchase of treasury stock	—	(112)
Cash dividends paid - common stock	(603)	(406)
Net cash provided by financing activities	59,523	24,230
Net increase in cash and cash equivalents	48,631	18,526
Cash and cash equivalents, beginning of year	42,083	62,878
Cash and cash equivalents, end of year	$90,714	$81,404
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,913	$2,755
Income taxes	$—	$—
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$116	$278
Net deposits and fixed assets transferred to other assets held for sale	$(8,885)	$—
Right of use assets obtained in exchange for new operating lease liabilities	$2,369	$—

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(1)   Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. The Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10‑Q, and Rule 10‑01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Summary of Recent Transactions and Events On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of the Company, completed the sale of its branch located in Branson, Missouri with total deposits of approximately $10.6 million to Branson Bank in Branson, Missouri. The transaction excludes loans assigned to the branch. The sale resulted in a pre-tax gain of approximately $2.1 million, or $1.6 million after tax.

The following represents significant new accounting principles adopted in 2019:

Leases On January 1, 2019, the Company adopted ASU No. 2016-02,  Leases (Topic 842) which requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The ASU primarily affects lessee accounting, which requires the lessee to recognize a right-of-use asset (ROU) and a liability to make lease payments for those leases classified as operating leases. For leases with a term of 12 months or less, an election by class of underlying asset not to recognize lease assets and lease liabilities is permitted. The ASU also provides additional guidance as to the definition of a lease, identification of lease components, and sale and leaseback transactions. The Company's operating leases primarily relate to office space and bank branches.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new lease guidance at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, which provides narrow-scope improvements to the lease standard and ASU 2018-11, which allows entities to choose an additional transition method, under which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transitional method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. The Company adopted this ASU as of January 1, 2019 using the transitional method. In addition, the Company utilized the practical expedients that allowed it to retain the classifications of existing leases, not re-assess if existing leases have initial direct costs, and hindsight when determining the lease term and assessment of impairment. The adoption of ASU 2016-02 and related transition guidance resulted in the recording of right-of-use assets and lease liabilities on the consolidated balance sheets  of $2.3 million and $2.3 million, respectively; however, it did not have a material impact on the Company's other consolidated financial statements. See Note 7 - Leases for additional information.

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

(2)   Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Commercial, financial, and agricultural	$204,759	$207,720
Real estate construction - residential	26,082	28,610
Real estate construction - commercial	109,766	106,784
Real estate mortgage - residential	248,059	241,517
Real estate mortgage - commercial	534,121	529,536
Installment and other consumer	31,865	32,460
Total loans	$1,154,652	$1,146,627

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2019, loans of $519.3 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended March 31, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Additions:
Provision for loan losses	(60)	(66)	(119)	(196)	617	18	(44)	150
Deductions:
Loans charged off	53	—	—	84	8	52	—	197
Less recoveries on loans	(108)	—	—	(99)	—	(33)	—	(240)
Net loan charge-offs (recoveries)	(55)	—	—	(15)	8	19	—	(43)
Balance at end of period	$3,232	$74	$638	$1,890	$5,523	$333	$155	$11,845

	Three Months Ended March 31, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,325	$170	$807	$1,689	$4,437	345	$79	$10,852
Additions:
Provision for loan losses	33	106	118	369	(421)	40	55	300
Deductions:
Loans charged off	110	48	30	20	14	57	—	279
Less recoveries on loans	(13)	(12)	—	(19)	(6)	(24)	—	(74)
Net loan charge-offs (recoveries)	97	36	30	1	8	33	—	205
Balance at end of period	$3,261	$240	$895	$2,057	$4,008	$352	$134	$10,947

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

Beginning with the first quarter 2019, management adjusted the look-back period to begin with loss history in the first quarter 2012 and continue to include this starting point going forward. Management determined that with the current economic recovery continuing to set records for its length, the look-back period needed to be expanded to account for this extended economic cycle. This ever increasing look-back period will then be adjusted once a loss producing downturn is recognized by allowing the look-back period to shift forward by eliminating the earliest loss period and replenishing it with losses from the most recent period. Prior to 2019, the Company utilized a five-year look-back period, which was considered a representative historical loss period. The look-back period is consistently evaluated for relevance given the current facts and circumstances.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$512	$—	$—	$475	$25	$27	$—	$1,039
Collectively evaluated for impairment	2,720	74	638	1,415	5,498	306	155	10,806
Total	$3,232	$74	$638	$1,890	$5,523	$333	$155	$11,845
Loans outstanding:
Individually evaluated for impairment	$2,376	$—	$151	$4,851	$881	$264	$—	$8,523
Collectively evaluated for impairment	202,383	26,082	109,615	243,208	533,240	31,601	—	1,146,129
Total	$204,759	$26,082	$109,766	$248,059	$534,121	$31,865	$—	$1,154,652

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$551	$—	$—	$579	$37	$27	$—	$1,194
Collectively evaluated for impairment	2,686	140	757	1,492	4,877	307	199	10,458
Total	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Loans outstanding:
Individually evaluated for impairment	$2,428	$—	$153	$4,793	$850	$254	$—	$8,478
Collectively evaluated for impairment	205,292	28,610	106,631	236,724	528,686	32,206	—	1,138,149
Total	$207,720	$28,610	$106,784	$241,517	$529,536	$32,460	$—	$1,146,627

Impaired Loans

Loans evaluated under ASC 310‑10‑35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450‑20. Impaired loans individually evaluated for impairment totaled $8.5 million at both March 31, 2019 and December 31, 2018, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At both March 31, 2019 and December 31, 2018,  $3.8 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2019, $1.0 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $8.5 million compared to $1.2 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $8.5 million at December 31, 2018. Management determined that $2.3 million, or 27%, of total impaired loans required no reserve allocation at March 31, 2019 compared to $2.1 million, or 25%, at December 31, 2018, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Non-accrual loans	$5,431	$5,414
Performing TDRs	3,092	3,064
Total impaired loans	$8,523	$8,478

The following tables provide additional information about impaired loans at March 31, 2019 and December 31, 2018, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
March 31, 2019
With no related allowance recorded:
Commercial, financial and agricultural	$1,203	$1,516	$—
Real estate - construction commercial	151	179	—
Real estate - residential	703	762	—
Real estate - commercial	233	373	—
Total	$2,290	$2,830	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,173	$1,252	$512
Real estate - residential	4,148	4,421	475
Real estate - commercial	648	874	25
Installment and other consumer	264	294	27
Total	$6,233	$6,841	$1,039
Total impaired loans	$8,523	$9,671	$1,039

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2018
With no related allowance recorded:
Commercial, financial and agricultural	$1,264	$1,550	$—
Real estate - construction commercial	153	180	—
Real estate - residential	561	602	—
Real estate - commercial	115	119	—
Total	$2,093	$2,451	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,164	$1,236	$551
Real estate - residential	4,232	4,458	579
Real estate - commercial	735	1,093	37
Installment and other consumer	254	280	27
Total	$6,385	$7,067	$1,194
Total impaired loans	$8,478	$9,518	$1,194

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended March 31,
	2019		2018
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,330	$—	$906	$—
Real estate - construction commercial	158	—	—	—
Real estate - residential	850	—	919	3
Real estate - commercial	170	—	—	—
Installment and other consumer	34	—	—	—
Total	$2,542	$—	$1,825	$3
With an allowance recorded:
Commercial, financial and agricultural	$1,276	$11	$1,857	$8
Real estate - construction residential	—	—	15	—
Real estate - residential	4,160	25	4,379	32
Real estate - commercial	946	9	2,012	15
Installment and other consumer	232	1	139	—
Total	$6,614	$46	$8,402	$55
Total impaired loans	$9,156	$46	$10,227	$58

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $46,000 for the three months ended March 31, 2019 compared to $58,000 for the three months ended March 31, 2018. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

Delinquent and Non-Accrual Loans

The delinquency status of loans is determined based on the contractual terms of the notes. Borrowers are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable. In general, loans are placed on non-accrual when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Subsequent interest payments received on non-accrual loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2019 and December 31, 2018.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2019
Commercial, Financial, and Agricultural	$202,850	$162	$—	$1,747	$204,759
Real Estate Construction - Residential	26,082	—	—	—	26,082
Real Estate Construction - Commercial	109,143	472	—	151	109,766
Real Estate Mortgage - Residential	243,864	1,252	140	2,803	248,059
Real Estate Mortgage - Commercial	532,539	1,074	—	508	534,121
Installment and Other Consumer	31,391	247	5	222	31,865
Total	$1,145,869	$3,207	$145	$5,431	$1,154,652
December 31, 2018
Commercial, Financial, and Agricultural	$205,597	$266	$—	$1,857	$207,720
Real Estate Construction - Residential	28,404	206	—	—	28,610
Real Estate Construction - Commercial	106,531	100	—	153	106,784
Real Estate Mortgage - Residential	235,734	2,907	156	2,720	241,517
Real Estate Mortgage - Commercial	527,968	1,094	—	474	529,536
Installment and Other Consumer	32,002	242	6	210	32,460
Total	$1,136,236	$4,815	$162	$5,414	$1,146,627

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses are identified that may result in the borrower being unable to meet repayment terms or the Company’s credit position could deteriorate at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a troubled debt restructuring  (TDR) when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs that are accruing interest are classified as performing TDRs. Loans classified as TDRs, that are not accruing interest are classified as nonperforming

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

TDRs and are included with all other nonaccrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful.

The following table presents the risk categories by class at March 31, 2019 and December 31, 2018.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At March 31, 2019
Watch	$10,254	$583	$4,032	$11,831	$36,716	$8	$63,424
Substandard	173	—	—	1,391	696	3	2,263
Performing TDRs	629	—	—	2,048	373	42	3,092
Non-accrual	1,747	—	151	2,803	508	222	5,431
Total	$12,803	$583	$4,183	$18,073	$38,293	$275	$74,210
At December 31, 2018
Watch	$8,871	$588	$4,063	$12,790	$36,408	$8	$62,728
Substandard	53	—	—	1,411	702	3	2,169
Performing TDRs	570	—	—	2,073	377	44	3,064
Non-accrual	1,857	—	153	2,720	474	210	5,414
Total	$11,351	$588	$4,216	$18,994	$37,961	$265	$73,375

Troubled Debt Restructurings

At March 31, 2019, loans classified as TDRs totaled $5.0 million, of which $1.9 million were classified as non-performing TDRs and included in non-accrual loans and $3.1 million were classified as performing TDRs. At December 31, 2018, loans classified as TDRs totaled $5.0 million, of which $2.0 million were classified as non-performing TDRs and included in non-accrual loans and $3.0 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $512,000 and $543,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2019 and December 31, 2018, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2019			2018
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$80	$80	—	$—	$—
Total	2	$80	$80	—	$—	$—

(1)

The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were two loans meeting the TDR criteria that were modified during the three months ended March 31, 2019, compared to no loans during the three months ended March 31, 2018.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during any of the three months ended March 31, 2019 and 2018, respectively, and within twelve months of their modification date. During 2018, one real estate mortgage loan went to foreclosure totaling $48,000. See Lending and Credit Management section for further information.

(3)   Other Real Estate Acquired in Settlement of Loans

	March 31,	December 31,
(in thousands)	2019	2018
Commercial	$1,168	$1,168
Real estate construction - residential	—	179
Real estate construction - commercial	11,999	12,101
Real estate mortgage - residential	453	336
Real estate mortgage - commercial	2,909	2,909
Total	$16,529	$16,693
Less valuation allowance for other real estate owned	(2,992)	(3,002)
Total other real estate owned	$13,537	$13,691

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$16,693	$16,403
Additions	116	278
Proceeds from sales	(248)	(224)
Charge-offs against the valuation allowance for other real estate owned, net	(38)	(195)
Net gain on sales	6	2
Total other real estate owned	$16,529	$16,264
Less valuation allowance for other real estate owned	(2,992)	(3,025)
Balance at end of period	$13,537	$13,239

At March 31, 2019,  $263,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $200,000 of consumer mortgage loans at December 31, 2018.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance, beginning of period	$3,002	$3,221
Provision for other real estate owned	28	(1)
Charge-offs	(38)	(195)
Balance, end of period	$2,992	$3,025

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2019 and December 31, 2018 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2019
U.S. Treasury	$2,666	$—	$(11)	$2,655
U.S. government and federal agency obligations	9,745	—	(230)	9,515
Government sponsored enterprises	39,790	43	(279)	39,554
Obligations of states and political subdivisions	38,408	67	(239)	38,236
Mortgage-backed securities	126,072	125	(1,954)	124,243
Other debt securities (a)	3,000	—	(1)	2,999
Bank issued trust preferred securities (a)	1,486	—	(149)	1,337
Total available-for-sale securities	$221,167	$235	$(2,863)	$218,539

December 31, 2018
U.S. Treasury	$1,984	$—	$(32)	$1,952
U.S. government and federal agency obligations	10,235	—	(269)	9,966
Government sponsored enterprises	43,784	23	(472)	43,335
Obligations of states and political subdivisions	40,859	28	(501)	40,386
Mortgage-backed securities	121,230	72	(3,110)	118,192
Other debt securities (a)	3,000	—	—	3,000
Bank issued trust preferred securities (a)	1,486	—	(112)	1,374
Total available-for-sale securities	$222,578	$123	$(4,496)	$218,205

(a) Certain hybrid instruments possessing characteristics typically associated with debt obligations.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Debt securities with carrying values aggregating approximately $176.0 million and $153.0 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2019, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$21,449	$21,361
Due after one year through five years	53,793	53,389
Due after five years through ten years	11,409	11,285
Due after ten years	8,444	8,261
Total	95,095	94,296
Mortgage-backed securities	126,072	124,243
Total available-for-sale securities	$221,167	$218,539

Other securities

Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in Federal Home Loan Bank (FHLB) stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	March 31, 2019	December 31, 2018
Other securities:
FHLB stock	$5,571	$5,512
MIB stock	151	151
Equity securities with readily determinable fair values	13	12
Total other investment securities	$5,735	$5,675

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2019
U.S. Treasury	$—	$—	$1,974	$(11)	$1,974	$(11)
U.S. government and federal agency obligations	—	—	9,515	(230)	9,515	(230)
Government sponsored enterprises	500	—	32,036	(279)	32,536	(279)
Obligations of states and political subdivisions	4,042	(14)	21,790	(225)	25,832	(239)
Mortgage-backed securities	11,589	(72)	93,328	(1,882)	104,917	(1,954)
Other debt securities	2,999	(1)	—	—	2,999	(1)
Bank issued trust preferred securities	—	—	1,337	(149)	1,337	(149)
Total	$19,130	$(87)	$159,980	$(2,776)	$179,110	$(2,863)

(in thousands)
At December 31, 2018
U.S. Treasury	$—	$—	$1,952	$(32)	$1,952	$(32)
U.S. government and federal agency obligations	—	—	9,966	(269)	9,966	(269)
Government sponsored enterprises	1,997	(3)	33,346	(469)	35,343	(472)
Obligations of states and political subdivisions	5,851	(16)	28,832	(485)	34,683	(501)
Mortgage-backed securities	10,085	(61)	99,321	(3,049)	109,406	(3,110)
Bank issued trust preferred securities	—	—	1,374	(112)	1,374	(112)
Total	$17,933	$(80)	$174,791	$(4,416)	$192,724	$(4,496)

The total available for sale portfolio consisted of approximately 353 securities at March 31, 2019. The portfolio included 258 securities having an aggregate fair value of $179.1 million that were in a loss position at March 31, 2019. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $160.0 million at fair value. The $2.9 million aggregate unrealized loss included in accumulated other comprehensive income at March 31, 2019 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 366 securities at December 31, 2018. The portfolio included 317 securities having an aggregate fair value of $192.7 million that were in a loss position at December 31, 2018. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer had a fair value of $174.8 million at December 31, 2018. The $4.5 million aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2018 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at March 31, 2019 and December 31, 2018, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2019	2018
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$—	$98
Losses realized on sales	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	1	—
Investment securities gains, net	$1	$98

During the three months ended March 31, 2018, the Company received $25.7 million from proceeds from a series of short-term sales of U.S. Treasury securities purchased with repurchase agreements and recognized gains of $98,000 in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019. There were no security sales during the three months ended March 31, 2019.

(5)   Intangible Assets

Mortgage Servicing Rights

At March 31, 2019, the Company was servicing approximately $275.7 million of loans sold to the secondary market compared to $279.9 million at December 31, 2018, and $283.1 million at March 31, 2018. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $178,000 for the three months ended March 31, 2019, compared to $203,000 for the three months ended March 31, 2018.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$2,931	$2,713
Originated mortgage servicing rights	38	50
Changes in fair value:
Due to changes in model inputs and assumptions (1)	(32)	103
Other changes in fair value (2)	(62)	(85)
Total changes in fair value	(94)	18
Balance at end of period	$2,875	$2,781

(1)The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.

(2)Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Weighted average constant prepayment rate	9.47%	9.07%
Weighted average note rate	3.96%	3.87%
Weighted average discount rate	9.77%	10.39%
Weighted average expected life (in years)	6.00	6.20

(6)   Federal funds purchased and securities sold under agreements to repurchase

	March 31,	December 31,
(in thousands)	2019	2018
Federal funds purchased	$—	$8,000
Repurchase agreements	22,097	16,647
Total	$22,097	$24,647

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At March 31, 2019
U.S. Treasury	$738	$—	$—	$738
U.S. government and federal agency obligations	2,378	—	—	2,378
Government sponsored enterprises	9,975	—	—	9,975
Asset-backed securities	9,006	—	—	9,006
Total	$22,097	$—	$—	$22,097

At December 31, 2018
U.S. Treasury	$1,464	$—	$—	$1,464
Government sponsored enterprises	12,976	—	—	12,976
Asset-backed securities	2,207	—	—	2,207
Total	$16,647	$—	$—	$16,647

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of March 31, 2019, operating ROU assets and liabilities were $2.3 million and $2.3 million, respectively. As of

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

March 31, 2019, the weighted-average remaining lease term on these operating leases is approximately 9.29 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

Operating leases in which the Company is the lessee are recorded as operating lease right-of-use assets and operating lease liabilities. Currently, the Company does not have any finance leases. The ROU assets are included in premises and equipment, net on the consolidated balance sheets.

Operating lease right-of-use assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the lease commencement date.

Operating lease cost, which is comprised of amortization of the right-of-use asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost for the three months ended March 31, 2019 was $32,000.

At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $33,000 and $48,000 for the three months ended March 31, 2019 and 2018, respectively.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2019 (excluding the 1st quarter ending March 31, 2019)	$227
2020	305
2021	308
2022	310
2023	312
Thereafter	1,345
Total lease payments	2,807
Less imputed interest	(460)
Total lease liabilities, as reported	$2,347

As of March 31, the Company has $58,000 in additional operating leases for office space that have not yet commenced that are anticipated to commence during the second quarter of 2019.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.9% for the three months ended March, 2019 compared to 16.4% for the three months March 31, 2018.  The change in the effective tax rate in the first quarter of 2019 over the first quarter of 2018 is primarily due to an increase in taxable income, which included a $2.1 million pre-taxable gain from the sale of the Branson branch.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, (Tax Act). The Company's tax rate is lower than the federal statutory rate for the quarters ending March 31, 2019 and 2018, respectively, primarily due to tax-exempt income and additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Act were finalized during the third quarter of 2018 with the filing of the Company's 2017 tax return, within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB's ASC Topic 740, Income Taxes.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of March 31, 2019. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

As of March 31, 2018, the Company had a $46,000 valuation reserve against its capital loss carry forward deferred tax asset related to approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests. The Company released this valuation allowance against certain capital loss carryforwards during the second quarter of 2018 as a result of the execution of certain tax planning initiatives that generated sufficient capital gain income prior to the expiration of the carryforwards.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three months ended March 31, 2019 and 2018, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(3,455)	$(2,644)	$(6,099)
Other comprehensive income, before reclassifications	1,745	19	1,764
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive income, before tax	1,745	19	1,764
Income tax expense	(367)	(4)	(371)
Current period other comprehensive income, net of tax	1,378	15	1,393
Balance at end of period	$(2,077)	$(2,629)	$(4,706)

	Three Months Ended March 31, 2018

		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(2,500)	$(3,162)	$(5,662)
Other comprehensive (loss) income, before reclassifications	(2,171)	54	(2,117)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive (loss) income, before tax	(2,171)	54	(2,117)
Income tax benefit (expense)	456	(12)	444
Current period other comprehensive (loss) income, net of tax	(1,715)	42	(1,673)
Balance at end of period	$(4,215)	$(3,120)	$(7,335)

(1)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2019	2018
Payroll taxes	$346	$351
Medical plans	450	548
401k match and profit sharing	276	186
Periodic pension cost	379	405
Other	15	15
Total employee benefits	$1,466	$1,505

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

Other Plans

On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (SERP) which became effective on January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.

As of March 31, 2019, the accrued liability was $400,000 and expense for the three months ended March 31, 2019 was $80,000, and is recognized over the required service period.  After the plan was adopted in November 2018, $320,000 was accrued and recognized over the required service period.

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017‑07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution of $1.6 million on April 17, 2019. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2019	2018
Service cost - benefits earned during the year	$1,516	$1,707
Interest costs on projected benefit obligations (a)	1,168	1,037
Expected return on plan assets (a)	(1,393)	(1,327)
Expected administrative expenses (a)	100	93
Amortization of prior service cost (a)	79	79
Amortization of unrecognized net loss (a)	—	140
Net periodic pension cost	$1,470	$1,729

Net periodic pension cost for the three months ended March 31, (actual)	$379	$405

(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the Plans. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018
Basic earnings per share:
Net income available to shareholders	$4,666	$2,090
Average shares outstanding	6,034,843	6,028,708
Basic earnings per share	$0.77	$0.35
Diluted earnings per share:
Net income available to shareholders	$4,666	$2,090
Average shares outstanding	6,034,843	6,028,708
Effect of dilutive stock options	—	5,949
Average shares outstanding including dilutive stock options	6,034,843	6,034,657
Diluted earnings per share	$0.77	0.35

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no outstanding stock options for any of the three months ended March 31, 2019 and 2018, respectively, that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

(12)   Fair Value Measurements

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows. During the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, there were no transfers into or out of Levels 1‑3.

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

Valuation Methods for Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

rates, and other ancillary income, including late fees. The valuation models estimate the present value of estimated future net servicing income. The Company classifies its servicing rights as Level 3.

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Assets:
U.S. Treasury	$2,655	$2,655	—	$—
U.S. government and federal agency obligations	9,515	—	9,515	—
Government sponsored enterprises	39,554	—	39,554	—
Obligations of states and political subdivisions	38,236	—	38,236	—
Mortgage-backed securities	124,243	—	124,243	—
Other debt securities	2,999	—	2,999	—
Bank-issued trust preferred securities	1,337	—	1,337	—
Equity securities	13	—	13	—
Mortgage servicing rights	2,875	—	—	2,875
Total	$221,427	$2,655	$215,897	$2,875

December 31, 2018
Assets:
U.S. Treasury	$1,952	$1,952	—	$—
U.S. government and federal agency obligations	9,966	—	9,966	—
Government sponsored enterprises	43,335	—	43,335	—
Obligations of states and political subdivisions	40,386	—	40,386	—
Mortgage-backed securities	118,192	—	118,192	—
Other debt securities	3,000	—	3,000	—
Bank-issued trust preferred securities	1,374	—	1,374	—
Equity securities	12	—	12	—
Mortgage servicing rights	2,931	—	—	2,931
Total	$221,148	$1,952	$216,265	$2,931

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$2,931	$2,713
Total (losses) or gains (realized/unrealized):
Included in earnings	(94)	18
Included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Issues	38	50
Settlements	—	—
Balance at end of period	$2,875	$2,781

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2019, the Company identified $3.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $702,000. Related to these loans, there were no charge-offs recorded during the three months ended March 31, 2019. As of March 31, 2018, the Company identified $3.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $1.0 million. Related to these loans, there was $57,000 in charge-offs recorded during the three months ended March 31, 2018.

Other Real Estate and Foreclosed Assets

Other real estate owned (OREO) and foreclosed assets consisted of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets initially

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

		Fair Value Measurements Using
		Quoted Prices
		in Active			Three Months
		Markets for	Other	Significant	Ended
		Identical	Observable	Unobservable	March 31,
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2019
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,263	$—	$—	$1,263	$—
Real estate construction - commercial	151	—	—	151	—
Real estate mortgage - residential	1,480	—	—	1,480	—
Real estate mortgage - commercial	233	—	—	233	—
Installment and other consumer	—	—	—	—	—
Total	$3,127	$—	$—	$3,127	$—
Other real estate and repossessed assets	$13,537	$—	$—	$13,537	$(106)

March 31, 2018
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,369	$—	$—	$1,369	$—
Real estate construction - commercial	—	—	—	—	(27)
Real estate mortgage - residential	886	—	—	886	—
Real estate mortgage - commercial	595	—	—	595	(20)
Installment and other consumer	—	—	—	—	(10)
Total	$2,850	$—	$—	$2,850	$(57)
Other real estate and repossessed assets	$13,239	$—	$—	$13,239	$1

*Total gains (losses) reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

(13)   Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Loans

Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as commercial, real estate, and consumer. Each loan category is further segmented into fixed and variable interest rate

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

categories. The fair value of loans, or exit price, is estimated by using the future value of discounted cash flows using comparable market rates for similar types of loan products and adjusted for market factors. The discount rates used are estimated using comparable market rates for similar types of loan products adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

Investment Securities

A detailed description of the fair value measurement of the debt instruments in the available-for-sale sections of the investment security portfolio is provided in the Fair Value Measurement section above. A schedule of investment securities by category and maturity is provided in the notes on Investment Securities.

Other investment securities

Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in Federal Home Loan Bank (FHLB) stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations.

Equity securities with readily determinable fair values are recorded at fair value, with changes in fair value reflected in earnings. Equity securities that do not have readily determinable fair values are carried at cost and are periodically assessed for impairment.

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

Federal funds purchased and Securities Sold under Agreements to Repurchase

For Federal funds purchased and securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

Subordinated Notes and Other Borrowings

The fair value of subordinated notes and other borrowings is based on the discounted value of contractual cash-flows. The discount rate is estimated using the rates currently offered for other borrowed money of similar remaining maturities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018 is as follows:

			March 31, 2019
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2019		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$15,679	$15,679	$15,679	$—	$—
Federal funds sold and overnight interest-bearing deposits	75,035	75,035	75,035	—	—
Certificates of deposit in other banks	12,741	12,741	12,741	—	—
Available for sale securities	218,539	218,539	2,655	215,884	—
Other investment securities	5,735	5,735	—	5,735	—
Loans, net	1,142,807	1,117,708	—	—	1,117,708
Mortgage servicing rights	2,875	2,875	—	—	2,875
Cash surrender value - life insurance	2,562	2,562	—	2,562	—
Accrued interest receivable	6,160	6,160	6,160	—	—
	$1,482,133	$1,457,034	$112,270	$224,181	$1,120,583
Liabilities:
Deposits:
Non-interest bearing demand	$264,218	$264,218	$264,218	$—	$—
Savings, interest checking and money market	625,522	625,522	625,522	—	—
Time deposits	360,832	359,231	—	—	359,231
Federal funds purchased and securities sold under agreements to repurchase	22,097	22,097	22,097	—	—
Federal Home Loan Bank advances and other borrowings	95,096	95,524	—	95,524	—
Subordinated notes	49,486	44,512	—	44,512	—
Accrued interest payable	1,093	1,093	1,093	—	—
	$1,418,344	$1,412,197	$912,930	$140,036	$359,231

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2018
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$23,687	$23,687	$23,687	$—	$—
Federal funds sold and overnight interest-bearing deposits	18,396	18,396	18,396	—	—
Certificates of deposit in other banks	12,247	12,247	12,247	—	—
Available-for-sale securities	218,205	218,205	1,952	216,253	—
Other investment securities	5,675	5,675	—	5,675	—
Loans, net	1,134,975	1,115,003	—	—	1,115,003
Mortgage servicing rights	2,931	2,931	—	—	2,931
Cash surrender value - life insurance	2,542	2,542	—	2,542	—
Accrued interest receivable	6,162	6,162	6,162	—	—
	$1,424,820	$1,404,848	$62,444	$224,470	$1,117,934
Liabilities:
Deposits:
Non-interest bearing demand	$262,857	$262,857	$262,857	$—	$—
Savings, interest checking and money market	614,040	614,040	614,040	—	—
Time deposits	321,571	318,949	—	—	318,949
Federal funds purchased and securities sold under agreements to repurchase	24,647	24,647	24,647	—	—
Federal Home Loan Bank advances and other borrowings	95,153	94,326	—	94,326	—
Subordinated notes	49,486	45,749	—	45,749	—
Accrued interest payable	1,035	1,035	1,035	—	—
	$1,368,789	$1,361,603	$902,579	$140,075	$318,949

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2019, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	March 31,	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$254,735	$267,314
Commitments to originate residential first and second mortgage loans	4,356	1,759
Standby letters of credit	112,236	82,895
Total	371,327	351,968

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2019.

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

(15)   Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014‑09, Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.

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

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.5 billion in assets at March 31, 2019, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.

The Company’s primary source of revenue is net interest income derived primarily from lending and deposit taking activities. Much of the Company’s business is commercial, commercial real estate development, and residential mortgage lending. The Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing activity.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2019 and 2018, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Per Share Data
Basic earnings per share	$0.77	$0.35
Diluted earnings per share	0.77	0.35
Cash dividends paid on common stock	603	406
Book value per share	17.38	15.14
Market price per share	23.24	19.84
Selected Ratios
(Based on average balance sheets)
Return on total assets	1.23%	0.60%
Return on stockholders' equity	18.41%	9.32%
Stockholders' equity to total assets	6.68%	6.41%
Efficiency ratio (1)	72.07%	79.16%
Net interest spread (Ytd)	2.95%	3.09%
Net interest margin (Ytd)	3.26%	3.30%

(Based on end-of-period data)
Stockholders' equity to assets	6.82%	6.28%
Total risk-based capital ratio	13.39%	12.87%
Tier 1 risk-based capital ratio	11.41%	10.61%
Common equity Tier 1 capital	8.65%	8.04%
Tier 1 leverage ratio (2)	9.38%	9.17%

(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.

(2)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

Use of Non-GAAP Measures

Several financial measures in this report are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (GAAP) in the U.S. The non-GAAP items presented in this report are non-GAAP net income, non-GAAP basic earnings per share, non-GAAP diluted earnings per share, non-GAAP return on average assets and non-GAAP return on average common equity. These measures include the adjustment to exclude the impact of the gain on the sale of our Branson branch that closed during the current quarter, which is non-recurring and not considered indicative of underlying earnings performance. The Company believes that the exclusion of this item provides a useful basis for evaluating the Company's underlying performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating performance utilizing GAAP financial information. The Company uses non-GAAP measures to analyze its financial performance and to make financial comparisons to prior periods presented on a similar basis. The Company believes that providing such adjusted results allows investors to better understand the Company's comparative operating performance for the periods presented. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by the Company. The Company has reconciled each of these measures to a comparable GAAP measure below:

Income Statement Data
	Three Months Ended
	March 31,
(In thousands, except per share data)	2019	2018
Net income - GAAP	$4,666	$2,090
Effect of net gain on branch sale (a)	(1,638)	—
Net income - non-GAAP	$3,028	$2,090

Per Share Data
Basic earnings per share - GAAP	$0.77	$0.35
Effect of net gain on branch sale (a)	(0.27)	—
Basic earnings per share - non-GAAP	$0.50	$0.35
Diluted earnings per share - GAAP	$0.77	$0.35
Effect of net gain on branch sale (a)	(0.27)	—
Diluted earnings per share - non-GAAP	$0.50	$0.35

Key Ratios
Return on average total assets - GAAP	1.23%	0.60%
Effect of net gain on branch sale (a)	(0.43)%	—%
Return on average total assets - non-GAAP	0.80%	0.60%
Return on average stockholders' equity - GAAP	18.41%	9.32%
Effect of net gain on branch sale (a)	(6.46)%	—%
Return on average stockholders' equity - non-GAAP	11.95%	9.32%

(a) The pre-tax gain on the sale of the Branson Branch was $2.1 million and $1.6 million after tax.

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

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change	% Change
Net interest income	$11,629	$10,754	$875	8.1%
Provision for loan losses	150	300	(150)	(50.0)
Noninterest income	2,091	2,215	(124)	(5.6)
Investment securities gains, net	1	98	(97)	(99.0)
Gain on branch sale, net	2,074	—	2,074	NM
Noninterest expense	9,888	10,266	(378)	(3.7)
Income before income taxes	5,757	2,501	3,256	130.2
Income tax expense	1,091	411	680	165.5
Net income	$4,666	$2,090	$2,576	123.3%

Consolidated net income of $4.7 million, or $0.77 per diluted share, for the three months ended March 31, 2019 increased $2.6 million compared to $2.1 million, or $0.35 per diluted share, for the three months ended March 31, 2018. For the three months ended March 31, 2019, the return on average assets was 1.23%, the return on average stockholders’ equity was 18.41%, and the efficiency ratio was 72.07%.

Net interest income was $11.6 million for the three months ended March 31, 2019, compared to $10.8 million for the three months ended March 31, 2018. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.26% for the three months ended March 31, 2019 compared to 3.30% for the three months ended March 31, 2018. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $150,000 provision for loan losses was recorded for the three months ended March 31, 2019 compared to a $300,000 provision for the three months ended March 31, 2018.

The Company’s net loan recoveries were ($43,000), or (0.00%), of average loans for the three months ended March 31, 2019 compared to net charge-offs of $205,000, or 0.02%, of average loans, of average loans for the three months ended March 31, 2018.

Non-performing loans totaled $5.6 million, or 0.48% of total loans, at March 31, 2019 compared to $5.6 million, or 0.49% of total loans, at December 31, 2018, and $5.5 million, or 0.51% of total loans, at March 31, 2018. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $124,000, or 5.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities gains, net of $1,000 were recorded for the three months ended March 31, 2019 compared to $98,000 for the three months ended March 31, 2018. Securities gains for the three months ended March 31, 2018 included gains realized from a series of short-term sales of U.S. Treasury securities with repurchase agreements in order to generate capital gains to offset capital losses expiring in 2018 and 2019.

Gain on branch sale, net On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of Hawthorn Bancshares, Inc., completed the sale of its branch located in Branson, Missouri to Branson Bank, Branson, Missouri. The Company sold the land and building for $3.5 million with a net book value of $1.7 million and transferred approximately $10.6 million in deposits, subject to future adjustments required in the definitive agreement for a deposit premium of 4.1%, or $0.3 million, excluding future contingent adjustments. The sale resulted in a pre-tax gain of approximately $2.1 million, or $1.6 million after tax.

Non-interest expense decreased  $378,000, or 3.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)
ASSETS
Loans: (2) (4)
Commercial	$205,728	$2,742	5.41%	$190,698	$2,289	4.87%
Real estate construction - residential	28,454	420	5.99	28,470	342	4.87
Real estate construction - commercial	109,769	1,403	5.18	101,856	1,172	4.67
Real estate mortgage - residential	244,343	3,047	5.06	247,579	2,859	4.68
Real estate mortgage - commercial	526,069	6,240	4.81	471,927	5,360	4.61
Installment and other consumer	32,238	336	4.23	32,342	293	3.67
Total loans	$1,146,601	$14,188	5.02%	$1,072,872	$12,315	4.66%
Investment securities: (3)
U.S. Treasury	$2,491	$13	2.12%	$17,502	$60	1.39%
U.S. government and federal agency obligations	51,963	239	1.87	49,399	190	1.56
Obligations of states and political subdivisions	38,937	222	2.31	44,807	270	2.44
Mortgage-backed securities	116,330	667	2.33	125,453	680	2.20
Other debt securities	4,409	64	5.89	4,486	60	5.42
Total investment securities	$214,130	$1,205	2.28%	$241,647	$1,260	2.11%
Other investment securities	5,677	66	4.71	5,424	50	3.74
Federal funds sold and interest bearing deposits in other financial institutions	99,013	602	2.47	24,573	106	1.75
Total interest earning assets	$1,465,421	$16,061	4.44%	$1,344,516	$13,731	4.14%
All other assets	84,740			85,116
Allowance for loan losses	(11,786)			(10,916)
Total assets	$1,538,375			$1,418,716
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$238,076	$781	1.33%	$243,245	$533	0.89%
Savings	92,426	17	0.07	94,356	12	0.05
Interest checking	10,556	49	1.88	1,604	4	1.01
Money market	295,335	869	1.19	265,994	535	0.82
Time deposits	362,660	1,371	1.53	289,970	649	0.91
Total interest bearing deposits	$999,053	$3,087	1.25%	$895,169	$1,733	0.79%
Federal funds purchased and securities sold under agreements to repurchase	20,836	33	0.64	43,060	171	1.61
Federal Home Loan Bank advances and other borrowings	95,133	542	2.31	93,041	395	1.72
Subordinated notes	49,486	624	5.11	49,486	491	4.02
Total borrowings	$165,455	$1,199	2.94%	$185,587	$1,057	2.31%
Total interest bearing liabilities	$1,164,508	$4,286	1.49%	$1,080,756	$2,790	1.05%
Demand deposits	256,014			234,129
Other liabilities	15,049			12,892
Total liabilities	1,435,571			1,327,777
Stockholders' equity	102,804			90,939
Total liabilities and stockholders' equity	$1,538,375			$1,418,716
Net interest income (FTE)		$11,775			$10,941
Net interest spread			2.95%			3.09%
Net interest margin			3.26%			3.30%

(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2019 and 2018 respectively. Such adjustments totaled $146,000 and $187,000 for the three months ended March 31, 2019 and 2018, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2019 vs. 2018
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$453	$188	$265
Real estate construction - residential	78	—	78
Real estate construction - commercial	231	95	136
Real estate mortgage - residential	188	(37)	225
Real estate mortgage - commercial	880	635	245
Installment and other consumer	43	(1)	44
Investment securities: (3)
U.S. Treasury	(47)	(68)	21
U.S. government and federal agency obligations	49	10	39
Obligations of states and political subdivisions	(48)	(34)	(14)
Mortgage-backed securities	(13)	(51)	38
Other debt securities	4	(1)	5
Other investment securities	16	2	14
Federal funds sold and interest bearing deposits in other financial institutions	496	437	59
Total interest income	2,330	1,175	1,155
Interest expense:
NOW accounts	248	(11)	259
Savings	5	—	5
Interest checking	45	39	6
Money market	334	64	270
Time deposits	722	193	529
Federal funds purchased and securities sold under agreements to repurchase	(138)	(63)	(75)
Federal Home Loan Bank advances and other borrowings	147	9	138
Subordinated notes	133	—	133
Total interest expense	1,496	231	1,265
Net interest income on a fully taxable equivalent basis	$834	$944	$(110)

(1)Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2019 and 2018, respectively. Such adjustments totaled $146,000 for the three months ended March 31, 2019 compared to $187,000 for the three months ended March 31, 2018.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

Financial results for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018, reflected an increase in net interest income, on a tax equivalent basis, of $834,000, or 7.62%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.26% for the quarter ended March 31, 2019, compared to 3.30% for the quarter ended March 31, 2018. Although net interest income increased primarily due to an increase in average earning assets, net interest margin decreased due to the cost of interest bearing liabilities repricing faster than the rate earned on interest bearing assets in the comparative periods presented.

Average interest-earning assets increased $120.9 million, or 8.99%, to $1.47 billion for the three months ended March 31, 2019 compared to $1.34 billion for the three months ended March 31, 2018, and average interest bearing liabilities increased $83.8 million, or 7.75%, to $1.16 billion for the three months ended March 31, 2019 compared to $1.08 billion for the three months ended March 31, 2018.

Total interest income (expressed on a fully taxable equivalent basis) was $16.1 million for the three months ended March 31, 2019 compared to $13.7 million for the three months ended March 31, 2018. The Company’s rates earned on interest earning assets were 4.44% for the three months ended March 31, 2019 compared to 4.14% for the three months ended March 31, 2018.

Interest income on loans increased to $14.2 million for the three months ended March 31, 2019 compared to $12.3 million for the three months ended March 31, 2018.

Average loans outstanding increased $73.7 million, or 6.87%, to $1.15 billion for the three months ended March 31, 2019 compared to $1.07 billion for the three months ended March 31, 2018. The average yield on loans receivable increased to 5.02% for the three months ended March 31, 2019 compared to 4.66% for the three months ended March 31, 2018. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $4.3 million for the three months ended March 31, 2019 compared to $2.8 million for the three months ended March 31, 2018. The Company’s rates paid on interest bearing liabilities was 1.49% for the three months ended March 31, 2019 compared to 1.05% for the three months ended March 31, 2018. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $3.1 million for the three months ended March 31, 2019 compared to $1.7 million for the three months ended March 31, 2018.

Average interest bearing deposits increased $103.9 million, or 11.6%, to $999.1 million for the three months ended March 31, 2019 compared to $895.2 million for the three months ended March 31, 2018. These increases  were primarily due to demand deposits, public funds, Missouri Link deposits, and brokered deposits. The average cost of deposits increased to 1.25% for the three months ended March 31, 2019 compared to 0.79% for the three months ended March 31, 2018. The increase was primarily due to generally higher market interest rates quarter over quarter.

Interest expense on borrowings increased to $1.2 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018.

Average borrowings decreased to $165.5 million for the three months ended March 31, 2019 compared to $185.6 million for the three months ended March 31, 2018.  The decrease in average borrowings was primarily due to the $22.2 million decrease in average repurchase agreements due to a tax initiative involving short sales of a U.S. Treasury security funded by a  repurchase agreement during the first quarter ended March 31, 2018. The average cost of borrowings increased to 2.94% for the three months ended March 31, 2019 compared to 2.31% for the three months ended March 31, 2018. The increase in cost of funds primarily resulted from higher market interest rates. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change	% Change
Non-interest Income
Service charges and other fees	$862	$876	$(14)	(1.6)%
Bank card income and fees	695	656	39	5.9
Trust department income	293	280	13	4.6
Real estate servicing fees, net	84	221	(137)	(62.0)
Gain on sales of mortgage loans, net	105	146	(41)	(28.1)
Other	52	36	16	44.4
Total non-interest income	$2,091	$2,215	$(124)	(5.6)%
Non-interest income as a % of total revenue *	15.2%	17.1%

*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $124,000, or 5.6%, to $2.1 million for the quarter ended March 31, 2019 compared to $2.2 million for the quarter ended March 31, 2018.

Real estate servicing fees, net of the change in valuation of mortgage serving rights, (MSRs) decreased $137,000 to $84,000 for the quarter ended March 31, 2019 compared to $221,000 for the quarter ended March 31, 2018 primarily due to a decrease in the change in fair value quarter over quarter. The change in the value of MSRs in the periods presented is primarily the result of market-driven changes in interest rates and prepayment speeds.

Mortgage loan servicing fees earned on loans sold were $178,000 for the three months ended March 31, 2019 compared to $203,000 for the three months ended March 31, 2018. The Company was servicing $275.7 million of mortgage loans at March 31, 2019 compared to $279.9 million and $283.1 million at December 31, 2018 and March 31, 2018, respectively.

Gain on sales of mortgage loans decreased $41,000, or 28.1%, to $105,000 for the quarter ended March 31, 2019 compared to $146,000 for the quarter ended March 31, 2018. The decrease period over period was primarily due to a decrease in other loan origination income, partially offset by an increase in loan origination fees and costs. The Company sold $5.1 million of loans for the three months ended March 31, 2019 compared to $7.6 million for the three months ended March 31, 2018.

Other Income increased $16,000, or 44.4%, to $52,000 for the quarter ended March 31, 2019 compared to $36,000 for the quarter ended March 31, 2018. The increase period over period was primarily due to rental income received on a  bank owned building in other real estate owned.

Investment securities gains, net for the periods indicated were as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$—	$98
Losses realized on sales	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	1	—
Investment securities gains, net	$1	$98

During the three months ended March 31, 2018, the Company received $25.7 million from proceeds from a series of short-term sales of U.S. Treasury securities purchased with repurchase agreements and recognized gains of $98,000 in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019. During the three months ended March 31, 2019 there were no securities sales.

Gain on branch sale, net

On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of Hawthorn Bancshares, Inc., completed the sale of its branch located in Branson, Missouri to Branson Bank, Branson, Missouri. The Company sold the land and building for $3.5 million with a net book value of $1.7 million and transferred approximately $10.6 million in deposits, subject to future adjustments required in the definitive agreement for a deposit premium of 4.1%, or $0.3 million, excluding future contingent adjustments. The sale resulted in a pre-tax gain of approximately $2.1 million, or $1.6 million after tax.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change	% Change
Non-interest Expense
Salaries	$3,972	$4,552	$(580)	(12.7)%
Employee benefits	1,466	1,505	(39)	(2.6)
Occupancy expense, net	698	689	9	1.3
Furniture and equipment expense	809	635	174	27.4
Processing expense, network and bank card expense	1,001	859	142	16.5
Legal, examination, and professional fees	329	422	(93)	(22.0)
Advertising and promotion	258	252	6	2.4
Postage, printing, and supplies	210	268	(58)	(21.6)
Other	1,145	1,084	61	5.6
Total non-interest expense	$9,888	$10,266	$(378)	(3.7)%
Efficiency ratio*	72.1%	79.2%
Number of full-time equivalent employees	286	339

*Efficiency ratio is calculated as non-interest expense as a percent of revenue.

Total revenue includes net interest income and non-interest income.

Total non-interest expense decreased $378,000, or 3.7%, to $9.9 million for the quarter ended March 31, 2019 compared to $10.3 million for the quarter ended March 31, 2018.

Salaries decreased $580,000, or 12.7%, to $4.0 million for the quarter ended March 31, 2019 compared to $4.6 million for the quarter ended March 31, 2018. The decrease quarter over quarter was primarily due to a reduction of fifty-three full-time equivalent employees. In addition, a bonus was paid in February 2018 to all eligible full-time and part-time employees resulting from the expected tax savings from the Tax Act.

Employee benefits decreased $39,000, or 2.6%, to $1.5 million for the quarter ended March 31, 2019 compared to $1.5 million for the quarter ended March 31, 2018. The decrease quarter over quarter was primarily due to a decrease in medical plan premiums due to a reduction of employees as mentioned above, and was partially offset by an increase in the employer 401(k) and profit-sharing contributions.

Furniture and equipment expense increased $174,000, or 27.4%, to $809,000 for the quarter ended March 31, 2019 compared to $635,000 for the quarter ended March 31, 2018. The increase quarter over quarter was primarily due to an increase in the monthly cost to maintain the Company's hosted network, and the replacement of several computers below the Company's capitalization threshold during the current quarter.

Processing, network, and bank card expense increased $142,000, or 16.5%, to $1.0 million for the quarter ended March 31, 2019 compared to $859,000 for the quarter ended March 31, 2018.  The increase quarter over quarter was primarily due to an increase in debit card processing expenses.

Legal, examination, and professional fees decreased $93,000, or 22.0%, to $329,000 for the quarter ended March 31, 2019 compared to $422,000 for the quarter ended March 31, 2018. The decrease quarter over quarter was primarily related to a decrease in attorney and consulting fees.  During 2018 additional fees were incurred related to tax planning initiatives.

Postage, printing, and supplies decreased $58,000, or 21.6%, to $210,000 for the quarter ended March 31, 2019 compared to $268,000 for the quarter ended March 31, 2018.  The decrease quarter over quarter was primarily due to bank-wide reduction of costs and timing of supply purchases.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.9% for the three months ended March 31, 2019 compared to 16.4% for the three months ended March 31, 2018. The change in the effective tax rate in the first quarter of 2019 over the first quarter of 2018 is primarily due to an increase in taxable income, which included a $2.1 million pre-taxable gain from the sale of the Branson branch.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act, (Tax Act). The Company's tax rate is lower than the federal statutory rate for the quarters ending March 31, 2019 and 2018, respectively, primarily due to tax-exempt income and additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Act were finalized during the third quarter of 2018 with the filing of the Company's 2017 tax return, within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB's ASC Topic 740, Income Taxes.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 74.3% of total assets as of March 31, 2019 compared to 76.6% as of December 31, 2018.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Commercial, financial, and agricultural	$204,759	$207,720
Real estate construction - residential	26,082	28,610
Real estate construction - commercial	109,766	106,784
Real estate mortgage - residential	248,059	241,517
Real estate mortgage - commercial	534,121	529,536
Installment and other consumer	31,865	32,460
Total loans	$1,154,652	$1,146,627
Percent of categories to total loans:
Commercial, financial, and agricultural	17.7%	18.1%
Real estate construction - residential	2.3	2.5
Real estate construction - commercial	9.5	9.3
Real estate mortgage - residential	21.4	21.1
Real estate mortgage - commercial	46.3	46.2
Installment and other consumer	2.8	2.8
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2019, the Company sold approximately  $5.1 million of loans to investors, compared to $7.6 million for the three months ended March 31, 2018. At March 31, 2019, the Company was servicing approximately $275.7 million of loans sold to the secondary market compared to $279.9 million at December 31, 2018, and $283.1 million at March 31, 2018.

Risk Elements of the Loan Portfolio

Management, the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Loans in excess of $2.0 million in aggregate and all adversely classified credits identified by management are reviewed by the senior loan committee. In addition, all other loans are reviewed on a risk weighted selection process. The senior loan committee reviews and reports to the board of directors, on a monthly basis, past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB's ASC Topic 310-10-35 in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered necessary by management to provide for probable losses inherent in the loan portfolio.

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,	March 31,
(In thousands)	2019	2018	2018
Nonaccrual loans:
Commercial, financial, and agricultural	$1,747	$1,857	$2,258
Real estate construction - residential	—	—	59
Real estate construction - commercial	151	153	—
Real estate mortgage - residential	2,803	2,720	2,089
Real estate mortgage - commercial	508	474	916
Installment and other consumer	222	210	160
Total	$5,431	$5,414	$5,482
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$—	$—	$—
Real estate construction - residential	—	—	—
Real estate construction - commercial	—	—	—
Real estate mortgage - residential	140	156	—
Real estate mortgage - commercial	—	—	—
Installment and other consumer	5	6	38
Total	$145	$162	$38
Total non-performing loans (a)	5,576	5,576	5,520
Other real estate owned and repossessed assets	13,537	13,691	10,690
Total non-performing assets	$19,113	$19,267	$16,210

Loans (c)	$1,153,640	$1,146,044	$1,083,797
Allowance for loan losses to loans	1.03%	1.02%	1.01%
Non-performing loans to loans (a)	0.48%	0.49%	0.51%
Non-performing assets to loans (b)	1.66%	1.68%	1.50%
Non-performing assets to assets (b)	1.24%	1.30%	1.12%
Allowance for loan losses to non-performing loans	212.43%	208.97%	198.32%

(a)	Non-performing loans include loans 90 days past due and accruing, nonaccrual loans, and non-performing TDRs included in nonaccrual loans.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
(c)	Loan totals do not include loans held for sale.

Total non-performing assets were $19.1 million, or 1.66% of total loans, at March 31, 2019 compared to $19.3 million, or 1.68% of total loans, at December 31, 2018, and $16.2 million, or 1.50% of total loans, at March 31, 2018, respectively. Non-accrual loans included $1.9 million of loans classified as TDRs at March 31, 2019 compared to $2.0 million and $1.7 million at December 31, 2018 and March 31, 2018, respectively.

As of March 31, 2019, approximately $5.3 million compared to $5.2 million and $9.0 million at December 31, 2018 and March 31, 2018, respectively, of loans classified as substandard, which include performing TDRs, and are not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2019 and December 31, 2018, respectively.

Non-accrual loans were consistent at $5.4 million at March 31, 2019 and December 31, 2018, respectively. Loans past due 90 days and still accruing interest at March 31, 2019, were $145,000 compared to $162,000 at December 31, 2018. Other real estate and repossessed assets were $13.5 million at March 31, 2019 compared to $13.7 million at December 31, 2018.

During the three months ended March 31, 2019, $116,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $278,000 during the three months ended March 31, 2018.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2019			December 31, 2018
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	8	$629	$185	6	$570	$174
Real estate mortgage - residential	9	2,048	77	9	2,073	72
Real estate mortgage - commercial	2	373	7	2	377	8
Installment and other consumer	3	42	4	3	44	4
Total performing TDRs	22	$3,092	$273	20	$3,064	$258
Non-performing TDRs
Commercial, financial and agricultural	5	$1,023	$86	5	$1,042	$94
Real estate mortgage - residential	5	822	144	5	867	182
Real estate mortgage - commercial	—	—	—	—	—	—
Installment and other consumer	2	72	9	2	72	9
Total non-performing TDRs	12	$1,917	$239	12	$1,981	$285
Total TDRs	34	$5,009	$512	32	$5,045	$543

At March 31, 2019, loans classified as TDRs totaled $5.0 million, with $512,000 of specific reserves, of which $1.9 million were classified as non-performing TDRs and $3.1 million were classified as performing TDRs. This compared to $5.0 million of loans classified as TDRs, with $543,000 of specific reserves, of which $2.0 million were classified as non-performing TDRs and $3.0 million were classified as performing TDRs at December 31, 2018. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent.  The net decrease in total TDRs from December 31, 2018 to March 31, 2019 was primarily due to $117,000 of payments received on TDRs, partially offset by two new TDRs totaling $80,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2019	2018
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,232	$3,237
Real estate construction - residential	74	140
Real estate construction - commercial	638	757
Real estate mortgage - residential	1,890	2,071
Real estate mortgage - commercial	5,523	4,914
Installment and other consumer	333	334
Unallocated	155	199
Total	$11,845	$11,652

The allowance for loan losses (ALL) was $11.8 million, or 1.03%, of loans outstanding at March 31, 2019 compared to $11.7 million, or 1.02%, at December 31, 2018, and $10.9 million, or 1.01%, of loans outstanding at March 31, 2018. The ratio of the allowance for loan losses to nonperforming loans was 212.43% at March 31, 2019, compared to 208.97% at December 31, 2018, and 198.32% at March 31, 2018.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2019	2018
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$1,039	$1,194
Collectively evaluated for impairment - general reserves	10,806	10,458
Total	$11,845	$11,652

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2019, $1.0 million of the Company’s ALL was allocated to impaired loans totaling approximately $8.5 million compared to $1.2 million of the Company’s ALL allocated to impaired loans totaling approximately $8.5 million at December 31, 2018. Management determined that $2.3 million, or 27%, of total impaired loans required no reserve allocation at March 31, 2019 compared to $2.1 million, or 25%, at December 31, 2018, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying loss rates to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type. In the first quarter 2019, management adjusted the look-back period to begin with loss history in the first quarter 2012 as the starting point through the current quarter and it will continue to include this starting point going forward. Management determined that with the extended current economic recovery, the look-back period should be expanded to include the current economic cycle. This increasing look-back period will then be adjusted once a loss producing downturn is recognized by allowing the look-back period to shift forward by eliminating the earliest loss period and replenishing it with losses from the most recent period. Prior to 2019, the Company utilized a five-year look-back period, which was considered a representative historical loss period. The look-back period is consistently evaluated for relevance given the current facts and circumstances.

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

The more significant changes from December 31, 2018 to March 31, 2019 in the allocations of the allowance for loan losses to the loan portfolios listed above included the following:

Real estate mortgage – commercial increased by $609,000 primarily due to higher historical loss rates resulting from extending the look-back period back to the first quarter 2012. Real estate mortgage – residential decreased by $181,000 primarily due to a reduction in the qualitative risk factors associated with this portfolio. Real estate construction – commercial decreased by $119,000 primarily due to a reduction in the qualitative risk factors associated with this portfolio. Real estate construction – residential decreased by $66,000 primarily due to a reduction in the qualitative risk factors associated with this portfolio.

Provision

A $150,000 provision was required for the three months ended March 31, 2019 compared to a $300,000  provision for the three months ended March 31, 2018.  The decrease from the prior quarter was primarily due to improved credit quality and economic conditions used in assessing the risk in the portfolio.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Analysis of allowance for loan losses:
Balance beginning of period	$11,652	$10,852
Charge-offs:
Commercial, financial, and agricultural	53	110
Real estate construction - residential	—	48
Real estate construction - commercial	—	30
Real estate mortgage - residential	84	20
Real estate mortgage - commercial	8	14
Installment and other consumer	52	57
Total charge-offs	197	279
Recoveries:
Commercial, financial, and agricultural	$108	$13
Real estate construction - residential	—	12
Real estate mortgage - residential	99	19
Real estate mortgage - commercial	—	6
Installment and other consumer	33	24
Total recoveries	240	74
Net (recoveries) charge-offs	(43)	205
Provision for loan losses	150	300
Balance end of period	$11,845	$10,947

Net Loan (Recoveries) Charge-offs

The Company’s net loan recoveries were ($43,000), or (0.00%), of average loans for the three months ended March 31, 2019 compared to net charge-offs of  $205,000, or 0.02%, of average loans for the three months ended March 31, 2018.  The decrease in charge-offs for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily related to one commercial loan relationship charge-off during the first quarter of 2018 partially offset by one commercial loan relationship recovery and one real estate mortgage – residential recovery during the first quarter of 2019.

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

	March 31,	December 31,
(In thousands)	2019	2018
Federal funds sold and other overnight interest-bearing deposits	$75,035	$18,396
Certificates of deposit in other banks	12,741	12,247
Available-for-sale investment securities	218,539	218,205
Total	$306,315	$248,848

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $218.5 million at March 31, 2019 and included an unrealized net loss of $2.6 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $22.1 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2019 and December 31, 2018, the Company’s unpledged securities in the available for sale portfolio totaled approximately $42.6 million and $65.2 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,169	$9,397
Federal funds purchased and securities sold under agreements to repurchase	33,651	32,529
Other deposits	133,146	111,090
Total pledged, at fair value	$175,966	$153,016

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2019, such deposits totaled $1.1 billion and represented 86.5% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Core deposit base:
Non-interest bearing demand	$264,218	$262,857
Interest checking	245,211	215,432
Savings and money market	360,051	378,484
Other time deposits	211,768	211,715
Total	$1,081,248	$1,068,488

Time deposits and certificates of deposit of $250,000 and greater at March 31, 2019 and December 31, 2018 were $140.9 million and $104.9 million, respectively. The Company had brokered deposits totaling $40.0 million and $39.8 million at March 31, 2019 and December 31, 2018, respectively.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2019, under agreements with these unaffiliated banks, the Bank may borrow up to $50.0 million in federal funds on an unsecured basis and $16.6 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2019. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2019, there were  $22.1 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window; although no such borrowings were outstanding at March 31, 2019.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB). As a member of the FHLB, the Bank has access to credit products of the FHLB. As of March 31, 2019, the Bank had $95.1 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$22,097	$24,647
Federal Home Loan Bank advances	95,069	95,126
Subordinated notes	49,486	49,486
Other borrowings	27	27
Total	$166,679	$169,286

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

	March 31,				December 31,
	2019				2018
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$293,849	$9,451	$57,148	$360,448	$301,606	$9,160	$57,235	$368,001
Letters of credit	(109,000)	—	—	(109,000)	(80,000)	—	—	(80,000)
Advances outstanding	(95,069)	—	—	(95,069)	(95,126)	—	(8,000)	(103,126)
Total available	$89,780	$9,451	$57,148	$156,379	$126,480	$9,160	$49,235	$184,875

At March 31, 2019, loans of $159.3 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2019, investments and certificates of deposits in other banks totaling $19.0 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $90.7 million at March 31, 2019 compared to $42.1 million at December 31, 2018. The $48.6 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2019. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $3.7 million for the three months ended March 31, 2019.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $14.5 million. The cash outflow primarily consisted of $7.7 million increase in loans and $12.8 million purchases of investment securities, partially offset by $13.9 million from maturities and calls of investment securities.

Financing activities provided cash of $59.5 million, resulting primarily from a $9.7 increase in demand deposits, a $12.0 million increase in interest bearing transaction accounts, and a $40.9 million increase in time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2019.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $371.3 million in unused loan commitments and standby letters of credit as of March 31, 2019. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $603,000 and $406,000 for the three months ended March 31, 2019 and 2018, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1.5 million and $1.0 million in dividends to the Company during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents totaling $1.3 million and $1.3 million, respectively.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. The capital conservation buffer was phased in from  0.625% of risk-weighted assets beginning January 1, 2016 to 2.5% of risk weighted-assets by January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis. Under the Basel III requirements, at March 31, 2019 and December 31, 2018, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Required for Capital		Well-Capitalized				Minimum Capital
	Actual		Adequacy Purposes		Standard				Requirement
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio		Amount		Ratio
March 31, 2019
Total Capital (to risk-weighted assets):
Company	$169,581	13.39%	$101,349	8.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	167,965	13.29	101,105	8.00		126,381	10.00			132,700	10.50
Tier 1 Capital (to risk-weighted assets):
Company	$144,533	11.41%	$76,012	6.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	155,960	12.34	75,829	6.00		101,105	8.00			107,424	8.50
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$109,576	8.65%	$57,009	4.50%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	155,960	12.34	56,871	4.50		82,148	6.50			88,467	7.00
Tier 1 Capital (to adjusted average assets):
Company	$144,533	9.38%	$61,667	4.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	155,960	10.16	61,394	4.00		76,742	5.00			61,394	4.00
(in thousands)
December 31, 2018
Total Capital (to risk-weighted assets):
Company	$165,325	13.28%	$99,578	8.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	163,814	13.19	99,327	8.00		124,159	10.00			130,367	10.50
Tier 1 Capital (to risk-weighted assets):
Company	$139,532	11.21%	$74,683	6.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	12.24	74,495	6.00		99,327	8.00			105,535	8.50
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$105,513	8.48%	$56,013	4.50%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	12.24	55,872	4.50		80,703	6.50			86,911	7.00
Tier 1 leverage ratio:
Company	$139,532	9.55%	$58,467	4.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	10.43	58,272	4.00		72,839	5.00			58,272	4.00

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

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Asset Liability Committee from direction of the Board of Directors. The Asset Liability Committee meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and rates. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2019 and December 31, 2018.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,	December 31,
(bps)	2019	2018
200	2.93%	0.26%
100	2.90%	1.17%
(100)	2.76%	3.39%
(200)	2.13%	4.19%

The change in our interest rate risk exposure from December 31, 2018 to March 31, 2019 was primarily due to the Company’s balance sheet becoming more asset sensitive leading to higher changes in net interest income in a rising rate environment.  Conversely, the increased asset sensitivity also led to a lower change in net interest income in a falling rate environment.  However, since the change in net interest income in all four of the rate scenarios is relatively the same it indicates that the balance sheet was well balanced between rate sensitive assets and rate sensitive liabilities at March 31, 2019.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2019.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2019. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Impact of New Accounting Standards

Intangibles In August 2018, the FASB issued ASU 2018‑15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350‑40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018‑15 is effective for annual reporting periods beginning after December 15, 2019 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Pension In August 2018, the FASB issued ASU 2018‑14, Compensation - Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018‑14 is effective for annual reporting periods beginning after December 15, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

Fair Value Measurement In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018‑13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018‑13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption on the Company’s consolidated financial statements and disclosures.

Financial Instruments In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company's consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements. Beginning in the first quarter of 2019, the Company began running parallel credit risk models to continue evaluating the results.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements ( unaudited) .

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	None

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8‑K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8‑K on June 8, 2009 and incorporated herein by reference).
4.1

Specimen certificate representing shares of the Company’s $1.00 par value Common Stock (filed as Exhibit 4.1 to the Company’s current report on Form 8‑K/A on June 23, 2017 and incorporated herein by reference).

31.1

Certificate of the Chief Executive Officer of the Company pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certificate of the Chief Financial Officer of the Company pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

March 31, 2019 Form 10‑Q

Exhibit No.	Description
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to the Company’s current report on Form 8‑K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8‑K on June 8, 2009 and incorporated herein by reference).
4.1

Specimen certificate representing shares of the Company’s $1.00 par value Common Stock (filed as Exhibit 4.1 to the Company’s current report on Form 8‑K/A on June 23, 2017 and incorporated herein by reference).

31.1

Certificate of the Chief Executive Officer of the Company pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certificate of the Chief Financial Officer of the Company pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 10, 2019	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 10, 2019	W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)