Form 10-Q
period 2019-06-30
HAWTHORN BANCSHARES, INC.
filed 2019-08-08
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, the registrant had 6,276,236 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$22,230	$23,687
Federal funds sold and other interest-bearing deposits	6,636	18,396
Cash and cash equivalents	28,866	42,083
Certificates of deposit in other banks	12,745	12,247
Available-for-sale debt securities, at fair value	213,181	218,205
Other investments	5,333	5,675
Total investment securities	218,514	223,880
Loans	1,156,943	1,146,627
Allowances for loan losses	(11,883)	(11,652)
Net loans	1,145,060	1,134,975
Premises and equipment - net	35,573	34,894
Mortgage servicing rights	2,657	2,931
Other real estate owned - net	13,110	13,691
Accrued interest receivable	6,146	6,162
Cash surrender value - life insurance	2,579	2,542
Other assets	5,664	8,277
Total assets	$1,470,914	$1,481,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$261,868	$262,857
Savings, interest checking and money market	596,237	614,040
Time deposits $250,000 and over	113,855	104,900
Other time deposits	214,149	216,671
Total deposits	1,186,109	1,198,468
Federal funds purchased and securities sold under agreements to repurchase	25,334	24,647
Federal Home Loan Bank advances and other borrowings	85,038	95,153
Subordinated notes	49,486	49,486
Operating lease liabilities	2,345	—
Accrued interest payable	1,306	1,035
Other liabilities	11,916	13,479
Total liabilities	1,361,534	1,382,268
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,278,481 shares, respectively	6,279	6,279
Surplus	55,969	50,173
Retained earnings	55,167	54,105
Accumulated other comprehensive loss, net of tax	(2,991)	(6,099)
Treasury stock; 243,638 shares, at cost, respectively	(5,044)	(5,044)
Total stockholders’ equity	109,380	99,414
Total liabilities and stockholders’ equity	$1,470,914	$1,481,682

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$14,750	$12,853	$28,856	$25,077
Interest on investment securities:
Taxable	1,025	1,046	2,026	2,052
Nontaxable	148	147	289	305
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	193	189	795	295
Dividends on other investments	68	53	133	103
Total interest income	16,184	14,288	32,099	27,832
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,454	1,347	3,170	2,431
Time deposit accounts $250,000 and over	621	296	1,286	434
Time deposits	761	536	1,468	1,046
Total interest expense on deposits	2,836	2,179	5,924	3,911
Interest on federal funds purchased and securities sold under agreements to repurchase	44	189	76	360
Interest on Federal Home Loan Bank advances	538	332	1,080	728
Interest on subordinated notes	609	561	1,233	1,051
Total interest expense on borrowings	1,191	1,082	2,389	2,139
Total interest expense	4,027	3,261	8,313	6,050
Net interest income	12,157	11,027	23,786	21,782
Provision for loan losses	250	450	400	750
Net interest income after provision for loan losses	11,907	10,577	23,386	21,032
NON-INTEREST INCOME
Service charges and other fees	885	941	1,747	1,817
Bank card income and fees	793	709	1,488	1,365
Trust department income	296	311	589	592
Real estate servicing fees, net	(82)	161	2	381
Gain on sale of mortgage loans, net	179	242	284	387
Other	50	26	102	62
Total non-interest income	2,121	2,390	4,212	4,604
Investment securities gain, net	—	108	1	206
Gain on branch sale, net	—	—	2,074	—
NON-INTEREST EXPENSE
Salaries and employee benefits	5,416	5,813	10,854	11,870
Occupancy expense, net	741	725	1,440	1,413
Furniture and equipment expense	686	685	1,495	1,320
Processing, network, and bank card expense	973	889	1,973	1,747
Legal, examination, and professional fees	304	201	632	624
Advertising and promotion	282	291	541	544
Postage, printing, and supplies	259	224	469	492
Other	1,010	1,115	2,155	2,199
Total non-interest expense	9,671	9,943	19,559	20,209
Income before income taxes	4,357	3,132	10,114	5,633
Income tax expense	837	225	1,928	636
Net income	3,520	2,907	$8,186	$4,997
Basic earnings per share	$0.56	$0.46	$1.30	$0.80
Diluted earnings per share	$0.56	$0.46	$1.30	$0.80

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income	$3,520	$2,907	$8,186	$4,997
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	1,699	(442)	3,077	(2,157)
Adjustment for gain on sale of investment securities, net of tax	—	—	—	—
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	16	43	31	85
Total other comprehensive income (loss)	1,715	(399)	3,108	(2,072)
Total comprehensive income	$5,235	$2,508	$11,294	$2,925

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, March 31, 2018	$6,047	$45,442	$52,280	$(7,335)	$(5,163)	$91,271
Net income	—	—	2,907	—	—	2,907
Other comprehensive loss	—	—	—	(399)	—	(399)
Purchase of treasury stock	—	—	—	—	(67)	(67)
Stock dividend	—	5,014	(5,014)	—	—	—
Cash dividends declared, common stock	—	—	(579)	—	—	(579)
Balance, June 30, 2018	$6,047	$50,456	$49,594	$(7,734)	$(5,230)	$93,133

Balance, December 31, 2017	$6,047	$45,442	$50,595	$(5,662)	$(5,051)	$91,371
Net income	—	—	4,997	—	—	4,997
Other comprehensive income	—	—	—	(2,072)	—	(2,072)
Purchase of treasury stock	—	—	—	—	(179)	(179)
Stock dividend	—	5,014	(5,014)	—	—	—
Cash dividends declared, common stock	—	—	(984)	—	—	(984)
Balance, June 30, 2018	$6,047	$50,456	$49,594	$(7,734)	$(5,230)	$93,133

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, March 31, 2019	$6,279	$50,173	$58,168	$(4,706)	$(5,044)	$104,870
Net income	—	—	3,520	—	—	3,520
Other comprehensive income	—	—	—	1,715	—	1,715
Stock dividend	—	5,796	(5,796)	—	—	—
Cash dividends declared, common stock	—	—	(725)	—	—	(725)
Balance, June 30, 2019	$6,279	$55,969	$55,167	$(2,991)	$(5,044)	$109,380

Balance, December 31, 2018	$6,279	$50,173	$54,105	$(6,099)	$(5,044)	$99,414
Net income	—	—	8,186	—	—	8,186
Other comprehensive income	—	—	—	3,108	—	3,108
Stock dividend	—	5,796	(5,796)	—	—	—
Cash dividends declared, common stock	—	—	(1,328)	—	—	(1,328)
Balance, June 30, 2019	$6,279	$55,969	$55,167	$(2,991)	$(5,044)	$109,380

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$8,186	$4,997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	750
Depreciation expense	884	877
Net amortization of investment securities, premiums, and discounts	644	752
Change in fair value of mortgage servicing rights	373	31
Investment securities gain, net	(1)	(206)
Loss (gain) on sales and dispositions of premises and equipment	43	(13)
Gain on sales and dispositions of other real estate	(19)	(2)
Gain on branch sale, net	(2,074)	—
Provision for other real estate owned	18	26
Operating lease payment	5	—
Decrease in accrued interest receivable	16	333
Increase in cash surrender value - life insurance	(37)	(32)
Decrease in other assets	1,875	873
Increase in accrued interest payable	271	236
Decrease in other liabilities	(1,684)	(1,742)
Origination of mortgage loans for sale	(13,872)	(19,597)
Proceeds from the sale of mortgage loans	14,618	19,722
Gain on sale of mortgage loans, net	(284)	(387)
Other, net	(99)	(131)
Net cash provided by operating activities	9,263	6,487
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(498)	(7,286)
Net increase in loans	(11,290)	(26,272)
Purchase of available-for-sale debt securities	(18,790)	(74,275)
Proceeds from maturities of available-for-sale debt securities	19,695	16,445
Proceeds from calls of available-for-sale debt securities	7,370	1,685
Proceeds from sales of available-for-sale debt securities	—	51,810
Purchases of FHLB stock	(1,322)	(1,370)
Proceeds from sales of FHLB stock	1,665	3,084
Purchases of premises and equipment	(1,176)	(734)
Proceeds from sales of premises and equipment	6	13
Payment for branch sale, net	(6,700)	—
Proceeds from sales of other real estate and repossessed assets	925	304
Net cash used in investing activities	(10,115)	(36,596)
Cash flows from financing activities:
Net increase in demand deposits	4,701	4,851
Net (decrease) increase in interest-bearing transaction accounts	(14,546)	30,509
Net increase in time deposits	8,115	22,214
Net increase in federal funds purchased and securities sold under agreements to repurchase	687	8,543
Repayment of FHLB advances and other borrowings	(57,921)	(141,112)
FHLB advances	47,806	94,000
Purchase of treasury stock	—	(179)
Cash dividends paid - common stock	(1,207)	(811)
Net cash (used) provided by financing activities	(12,365)	18,015
Net decrease in cash and cash equivalents	(13,217)	(12,094)
Cash and cash equivalents, beginning of year	42,083	62,878
Cash and cash equivalents, end of year	$28,866	$50,784
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,726	$5,814
Income taxes	$1,190	$50
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$343	$382
Net deposits and fixed assets transferred to other assets held for sale	$(8,885)	$—
Right of use assets obtained in exchange for new operating lease liabilities	$2,424	$—

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

Stock Dividend On July 1, 2019, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2019. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

(2)   Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2019 and December 31, 2018 is as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Commercial, financial, and agricultural	$201,232	$207,720
Real estate construction - residential	24,527	28,610
Real estate construction - commercial	120,931	106,784
Real estate mortgage - residential	248,980	241,517
Real estate mortgage - commercial	529,217	529,536
Installment and other consumer	32,056	32,460
Total loans	$1,156,943	$1,146,627

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2019, loans of $516.6 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended June 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,232	$74	$638	$1,890	$5,523	$333	$155	$11,845
Additions:
Provision for loan losses	(327)	(17)	66	(27)	591	(20)	(16)	250
Deductions:
Loans charged off	140	—	—	96	8	39	—	283
Less recoveries on loans	(18)	(12)	—	(5)	(3)	(33)	—	(71)
Net loan charge-offs (recoveries)	122	(12)	—	91	5	6	—	212
Balance at end of period	$2,783	$69	$704	$1,772	$6,109	$307	$139	$11,883

	Six Months Ended June 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Additions:
Provision for loan losses	(388)	(83)	(53)	(223)	1,208	(1)	(60)	400
Deductions:
Loans charged off	193	—	—	180	16	91	—	480
Less recoveries on loans	(127)	(12)	—	(104)	(3)	(65)	—	(311)
Net loan charge-offs (recoveries)	66	(12)	—	76	13	26	—	169
Balance at end of period	$2,783	$69	$704	$1,772	$6,109	$307	$139	$11,883

	Three Months Ended June 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,261	$240	$895	$2,057	$4,008	$352	$134	$10,947
Additions:
Provision for loan losses	865	(52)	10	48	(388)	90	(123)	450
Deductions:
Loans charged off	193	—	—	12	15	49	—	269
Less recoveries on loans	(10)	(13)	—	(16)	(25)	(20)	—	(84)
Net loan charge-offs (recoveries)	183	(13)	—	(4)	(10)	29	—	185
Balance at end of period	$3,943	$201	$905	$2,109	$3,630	$413	$11	$11,212

	Six Months Ended June 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,325	$170	$807	$1,689	$4,437	345	$79	$10,852
Additions:
Provision for loan losses	898	54	128	416	(809)	131	(68)	750
Deductions:
Loans charged off	303	48	30	32	29	106	—	548
Less recoveries on loans	(23)	(25)	—	(36)	(31)	(43)	—	(158)
Net loan charge-offs (recoveries)	280	23	30	(4)	(2)	63	—	390
Balance at end of period	$3,943	$201	$905	$2,109	$3,630	$413	$11	$11,212

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$328	$—	$—	$364	$51	$24	$—	$767
Collectively evaluated for impairment	2,455	69	704	1,408	6,058	283	139	11,116
Total	$2,783	$69	$704	$1,772	$6,109	$307	$139	$11,883
Loans outstanding:
Individually evaluated for impairment	$2,142	$—	$146	$4,463	$1,524	$218	$—	$8,493
Collectively evaluated for impairment	199,090	24,527	120,785	244,517	527,693	31,838	—	1,148,450
Total	$201,232	$24,527	$120,931	$248,980	$529,217	$32,056	$—	$1,156,943

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$551	$—	$—	$579	$37	$27	$—	$1,194
Collectively evaluated for impairment	2,686	140	757	1,492	4,877	307	199	10,458
Total	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Loans outstanding:
Individually evaluated for impairment	$2,428	$—	$153	$4,793	$850	$254	$—	$8,478
Collectively evaluated for impairment	205,292	28,610	106,631	236,724	528,686	32,206	—	1,138,149
Total	$207,720	$28,610	$106,784	$241,517	$529,536	$32,460	$—	$1,146,627

Impaired Loans

Loans evaluated under ASC 310‑10‑35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450‑20. Impaired loans individually evaluated for impairment totaled $8.5 million at both June 30, 2019 and December 31, 2018, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2019, $3.9 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loan’s collateral compared to $3.8 million at December 31, 2018. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2019, $767,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling $8.5 million compared to $1.2 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $8.5 million at December 31, 2018. Management determined that $2.2 million, or 26%, of total impaired loans required no reserve allocation at June 30, 2019 compared to $2.1 million, or 25%, at December 31, 2018, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Non-accrual loans	$5,623	$5,414
Performing TDRs	2,870	3,064
Total impaired loans	$8,493	$8,478

The following tables provide additional information about impaired loans at June 30, 2019 and December 31, 2018, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2019
With no related allowance recorded:
Commercial, financial and agricultural	$1,181	$1,510	$—
Real estate - construction commercial	146	177	—
Real estate - residential	735	813	—
Real estate - commercial	107	113	—
Total	$2,169	$2,613	$—
With an allowance recorded:
Commercial, financial and agricultural	$961	$1,039	$328
Real estate - residential	3,728	4,020	364
Real estate - commercial	1,417	1,529	51
Installment and other consumer	218	249	24
Total	$6,324	$6,837	$767
Total impaired loans	$8,493	$9,450	$767

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2018
With no related allowance recorded:
Commercial, financial and agricultural	$1,264	$1,550	$—
Real estate - construction commercial	153	180	—
Real estate - residential	561	602	—
Real estate - commercial	115	119	—
Total	$2,093	$2,451	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,164	$1,236	$551
Real estate - residential	4,232	4,458	579
Real estate - commercial	735	1,093	37
Installment and other consumer	254	280	27
Total	$6,385	$7,067	$1,194
Total impaired loans	$8,478	$9,518	$1,194

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,189	$—	$1,153	$—	$1,304	$—	$1,302	$1
Real estate - construction commercial	147	—	113	—	152	—	42	—
Real estate - residential	1,092	—	933	3	785	—	900	6
Real estate - commercial	107	—	116	10	144	—	237	19
Installment and other consumer	—	—	137	—	—	—	34	—
Total	$2,535	$—	$2,452	$13	$2,385	$—	$2,515	$26
With an allowance recorded:
Commercial, financial and agricultural	$1,079	$11	$1,621	$8	$1,115	$21	$1,737	$15
Real estate - construction residential	—	—	20	—	—	—	15	—
Real estate - construction commercial	—	—	—	—	—	—	24	—
Real estate - residential	3,481	21	4,118	14	4,044	46	4,247	47
Real estate - commercial	1,170	7	1,732	5	927	16	1,691	10
Installment and other consumer	236	1	172	1	245	2	167	1
Total	$5,966	$40	$7,663	$28	$6,331	$85	$7,881	$73
Total impaired loans	$8,501	$40	$10,115	$41	$8,716	$85	$10,396	$99

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $40,000 and $85,000 for the three and six months ended June 30, 2019, respectively, compared to $41,000 and $99,000 for the three and six months ended June 30, 2018, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2019 and December 31, 2018.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2019
Commercial, Financial, and Agricultural	$199,298	$393	$—	$1,541	$201,232
Real Estate Construction - Residential	24,527	—	—	—	24,527
Real Estate Construction - Commercial	120,314	471	—	146	120,931
Real Estate Mortgage - Residential	245,305	875	197	2,603	248,980
Real Estate Mortgage - Commercial	527,069	993	—	1,155	529,217
Installment and Other Consumer	31,661	197	20	178	32,056
Total	$1,148,174	$2,929	$217	$5,623	$1,156,943
December 31, 2018
Commercial, Financial, and Agricultural	$205,597	$266	$—	$1,857	$207,720
Real Estate Construction - Residential	28,404	206	—	—	28,610
Real Estate Construction - Commercial	106,531	100	—	153	106,784
Real Estate Mortgage - Residential	235,734	2,907	156	2,720	241,517
Real Estate Mortgage - Commercial	527,968	1,094	—	474	529,536
Installment and Other Consumer	32,002	242	6	210	32,460
Total	$1,136,236	$4,815	$162	$5,414	$1,146,627

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

The following table presents the risk categories by class at June 30, 2019 and December 31, 2018.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At June 30, 2019
Watch	$12,534	$1,116	$4,838	$13,712	$37,047	$7	$69,254
Substandard	1,267	—	—	1,332	690	3	3,292
Performing TDRs	601	—	—	1,860	369	40	2,870
Non-accrual	1,541	—	146	2,603	1,155	178	5,623
Total	$15,943	$1,116	$4,984	$19,507	$39,261	$228	$81,039
At December 31, 2018
Watch	$8,871	$588	$4,063	$12,790	$36,408	$8	$62,728
Substandard	53	—	—	1,411	702	3	2,169
Performing TDRs	570	—	—	2,073	377	44	3,064
Non-accrual	1,857	—	153	2,720	474	210	5,414
Total	$11,351	$588	$4,216	$18,994	$37,961	$265	$73,375

Troubled Debt Restructurings

At June 30, 2019, loans classified as TDRs totaled $4.8 million, of which $1.9 million were classified as non-performing TDRs and included in non-accrual loans and $2.9 million were classified as performing TDRs. At December 31, 2018, loans classified as TDRs totaled $5.0 million, of which $2.0 million were classified as non-performing TDRs and included in non-accrual loans and $3.0 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $455,000 and $543,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2019 and December 31, 2018, respectively.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended June 30,
	2019			2018
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Real estate mortgage - residential	—	$—	$—	1	$75	$75
Real estate mortgage - commercial	—	—	—	1	68	64
Installment and other consumer	—	—	—	4	48	47
Total	—	$—	$—	6	$191	$186

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
	2019			2018
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$80	$80	—	$—	$—
Real estate mortgage - residential	—	—	—	1	75	75
Real estate mortgage - commercial	—	—	—	1	68	64
Installment and other consumer	—	—	—	4	48	47
Total	2	$80	$80	6	$191	$186

(1)

The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans and two loans meeting the TDR criteria that were modified during the three and six months ended June 30, 2019, compared to six loans during the three and six months ended June 30, 2018.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There were no loans modified as a TDR that defaulted during any of the three and six months ended June 30, 2019 and 2018, respectively, and within twelve months of their modification date. During 2018, one real estate mortgage loan went to foreclosure totaling $48,000 and one commercial real estate loan totaling $366,000 was sold at foreclosure. See Lending and Credit Management section for further information.

(3)   Other Real Estate Acquired in Settlement of Loans

	June 30,	December 31,
(in thousands)	2019	2018
Commercial	$1,155	$1,168
Real estate construction - residential	—	179
Real estate construction - commercial	11,553	12,101
Real estate mortgage - residential	487	336
Real estate mortgage - commercial	2,871	2,909
Total	$16,066	$16,693
Less valuation allowance for other real estate owned	(2,956)	(3,002)
Total other real estate owned	$13,110	$13,691

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$16,529	$16,459	$16,693	$16,598
Additions	227	104	343	382
Proceeds from sales	(677)	(80)	(925)	(304)
Charge-offs against the valuation allowance for other real estate owned, net	(26)	(30)	(64)	(225)
Net gain on sales	13	—	19	2
Total other real estate owned	$16,066	$16,453	$16,066	$16,453
Less valuation allowance for other real estate owned	(2,956)	(3,022)	(2,956)	(3,022)
Balance at end of period	$13,110	$13,431	$13,110	$13,431

At June 30, 2019, $213,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $200,000 of consumer mortgage loans at December 31, 2018.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$2,992	$3,025	$3,002	$3,221
Provision for other real estate owned	(10)	27	18	26
Charge-offs	(26)	(30)	(64)	(225)
Balance, end of period	$2,956	$3,022	$2,956	$3,022

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2019 and December 31, 2018 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
June 30, 2019
U.S. Treasury	$2,672	$18	$—	$2,690
U.S. government and federal agency obligations	9,222	1	(41)	9,182
Government sponsored enterprises	34,808	57	(86)	34,779
Obligations of states and political subdivisions	38,583	133	(90)	38,626
Mortgage-backed securities	123,888	441	(880)	123,449
Other debt securities (a)	3,000	152	—	3,152
Bank issued trust preferred securities (a)	1,486	—	(183)	1,303
Total available-for-sale securities	$213,659	$802	$(1,280)	$213,181

December 31, 2018
U.S. Treasury	$1,984	$—	$(32)	$1,952
U.S. government and federal agency obligations	10,235	—	(269)	9,966
Government sponsored enterprises	43,784	23	(472)	43,335
Obligations of states and political subdivisions	40,859	28	(501)	40,386
Mortgage-backed securities	121,230	72	(3,110)	118,192
Other debt securities (a)	3,000	—	—	3,000
Bank issued trust preferred securities (a)	1,486	—	(112)	1,374
Total available-for-sale securities	$222,578	$123	$(4,496)	$218,205

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

Debt securities with carrying values aggregating approximately $172.0 million and $153.0 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2019, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$21,880	$21,840
Due after one year through five years	46,515	46,523
Due after five years through ten years	11,716	11,728
Due after ten years	9,660	9,641
Total	89,771	89,732
Mortgage-backed securities	123,888	123,449
Total available-for-sale securities	$213,659	$213,181

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

(in thousands)	June 30, 2019	December 31, 2018
Other securities:
FHLB stock	$5,169	$5,512
MIB stock	151	151
Equity securities with readily determinable fair values	13	12
Total other investment securities	$5,333	$5,675

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2019
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government and federal agency obligations	—	—	8,303	(41)	8,303	(41)
Government sponsored enterprises	499	(1)	21,741	(85)	22,240	(86)
Obligations of states and political subdivisions	2,553	(2)	15,609	(88)	18,162	(90)
Mortgage-backed securities	423	(1)	70,128	(879)	70,551	(880)
Other debt securities	—	—	—	—	—	—
Bank issued trust preferred securities	—	—	1,303	(183)	1,303	(183)
Total	$3,475	$(4)	$117,084	$(1,276)	$120,559	$(1,280)

(in thousands)
At December 31, 2018
U.S. Treasury	$—	$—	$1,952	$(32)	$1,952	$(32)
U.S. government and federal agency obligations	—	—	9,966	(269)	9,966	(269)
Government sponsored enterprises	1,997	(3)	33,346	(469)	35,343	(472)
Obligations of states and political subdivisions	5,851	(16)	28,832	(485)	34,683	(501)
Mortgage-backed securities	10,085	(61)	99,321	(3,049)	109,406	(3,110)
Bank issued trust preferred securities	—	—	1,374	(112)	1,374	(112)
Total	$17,933	$(80)	$174,791	$(4,416)	$192,724	$(4,496)

The total available for sale portfolio consisted of approximately 355 securities at June 30, 2019. The portfolio included 176 securities having an aggregate fair value of $120.6 million that were in a loss position at June 30, 2019. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $117.1 million at fair value. The $1.3 million aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2019 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2019 and December 31, 2018, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$—	$108	$—	$206
Losses realized on sales	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	—	—	1	—
Investment securities gains, net	$—	$108	$1	$206

During the three and six months ended June 30, 2018, the Company received $26.1 million and $51.8 million, respectively, from proceeds from a series of short-term sales of U.S. Treasury securities purchased with repurchase agreements, and recognized gains of $108,000 and $206,000, respectively, in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019. There were no security sales during the three or six months ended June 30,  2019.

(5)   Intangible Assets

Mortgage Servicing Rights

At June 30, 2019, the Company was servicing approximately $272.7 million of loans sold to the secondary market compared to $279.9 million at December 31, 2018, and $284.9 million at June 30, 2018. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $197,000 and $376,000 for the three and six months ended June 30, 2019, respectively, compared to $210,000 and $413,000 for the three and six months ended June 30, 2018, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$2,875	$2,781	$2,931	$2,713
Originated mortgage servicing rights	61	81	99	131
Changes in fair value:
Due to changes in model inputs and assumptions (1)	(209)	30	(241)	133
Other changes in fair value (2)	(70)	(79)	(132)	(164)
Total changes in fair value	(279)	(49)	(373)	(31)
Balance at end of period	$2,657	$2,813	$2,657	$2,813

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
	2019	2018
Weighted average constant prepayment rate	11.35%	9.55%
Weighted average note rate	3.97%	3.90%
Weighted average discount rate	9.77%	10.34%
Weighted average expected life (in years)	5.30	6.10

(6)   Federal funds purchased and securities sold under agreements to repurchase

	June 30,	December 31,
(in thousands)	2019	2018
Federal funds purchased	$—	$8,000
Repurchase agreements	25,334	16,647
Total	$25,334	$24,647

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At June 30, 2019
U.S. Treasury	$749	$—	$—	$749
Government sponsored enterprises	5,573	—	—	5,573
Asset-backed securities	19,012	—	—	19,012
Total	$25,334	$—	$—	$25,334

At December 31, 2018
U.S. Treasury	$1,464	$—	$—	$1,464
Government sponsored enterprises	12,976	—	—	12,976
Asset-backed securities	2,207	—	—	2,207
Total	$16,647	$—	$—	$16,647

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of June 30, 2019, operating ROU assets and liabilities were $2.3 million and $2.3 million, respectively. As of

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

June 30, 2019, the weighted-average remaining lease term on these operating leases is approximately 8.9 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

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

Operating lease cost, which is comprised of amortization of the right-of-use asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost for the three and six months ended June 30, 2019 was $84,000 and $116,000,  respectively.

At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $18,000 and $51,000 for the three and six months ended June 30, 2019, respectively, compared to $39,000 and $86,000 for the three and six months ended June 30, 2018, respectively.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2019 (excluding six months ending June 30, 2019)	$166
2020	334
2021	317
2022	310
2023	312
Thereafter	1,345
Total lease payments	2,784
Less imputed interest	(439)
Total lease liabilities, as reported	$2,345

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.2%  and 19.1% for the three and six months ended June 30, 2019, respectively, compared to 7.2%  and 11.3% for the three and six months ended June 30, 2018, respectively. The change in the effective tax rate in the second quarter of 2019

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

over the second quarter of 2018 is primarily due to an increase in taxable income. Also, during the second quarter of 2018 the Company reported a lower effective tax rate due to the release of a $46,000 valuation allowance related to capital losses, and a pension contribution made the during the second quarter of 2018 that was attributable to the 2017 plan year. The change in the effective tax rate in the six months ended June 30, 2019 over the six months ended June 30, 2018 is primarily due to an increase in taxable income, which included a $2.1 million pre-taxable gain from the sale of the Branson branch.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act (Tax Act). The Company's tax rate is lower than the federal statutory rate for the quarters ending June 30, 2019 and 2018, respectively, primarily due to tax-exempt income and additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Act were finalized during the third quarter of 2018 with the filing of the Company's 2017 tax return, within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB's ASC Topic 740, Income Taxes.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of June 30, 2019. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

The Company released its $46,000 valuation allowance against certain capital loss carryforwards during the second quarter of 2018 as a result of the execution of certain tax planning initiatives that generated sufficient capital gain income prior to the expiration of the carryforwards. The capital loss carry forward deferred tax asset related to approximately $219,000 of capital losses during 2013 and 2014 as a result of disposing of certain limited partnership interests.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and six months ended June 30, 2019 and 2018, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(3,455)	$(2,644)	$(6,099)
Other comprehensive income, before reclassifications	3,895	39	3,934
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive income, before tax	3,895	39	3,934
Income tax expense	(818)	(8)	(826)
Current period other comprehensive income, net of tax	3,077	31	3,108
Balance at end of period	$(378)	$(2,613)	$(2,991)

	Six Months Ended June 30, 2018

		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(2,500)	$(3,162)	$(5,662)
Other comprehensive (loss) income, before reclassifications	(2,730)	108	(2,622)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive (loss) income, before tax	(2,730)	108	(2,622)
Income tax benefit (expense)	573	(23)	550
Current period other comprehensive (loss) income, net of tax	(2,157)	85	(2,072)
Balance at end of period	$(4,657)	$(3,077)	$(7,734)

(1)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in gain on sale of investment securities in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Payroll taxes	$269	$301	$615	$652
Medical plans	477	612	927	1,160
401(k) match and profit sharing	304	237	580	423
Periodic pension cost	336	405	715	810
Other	10	10	25	25
Total employee benefits	$1,396	$1,565	$2,862	$3,070

The Company’s profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions.

Other Plans

On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (SERP) which became effective on January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.

As of June 30, 2019, the accrued liability was $480,000 and the expense for the three and six months ended June 30, 2019 was $80,000 and $160,000, respectively, and is recognized over the required service period. After the plan was adopted in November 2018, $320,000 was accrued and recognized over the required service period.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2019	2018
Service cost - benefits earned during the year	$1,431	$1,707
Interest costs on projected benefit obligations (a)	1,168	1,037
Expected return on plan assets (a)	(1,467)	(1,327)
Expected administrative expenses (a)	122	93
Amortization of prior service cost (a)	79	79
Amortization of unrecognized net loss (a)	—	140
Net periodic pension cost	$1,333	$1,729

Net periodic pension cost for the three months ended June 30, (actual)	$336	$405
Net periodic pension cost for the six months ended June 30, (actual)	$715	$810

(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

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

(11)   Earnings per Share

Stock Dividend On July 1, 2019, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2019. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Net income available to shareholders	$3,520	$2,907	$8,186	$4,997
Average shares outstanding	6,276,236	6,261,880	6,276,236	6,265,845
Basic earnings per share	$0.56	$0.46	$1.30	$0.80
Diluted earnings per share:
Net income available to shareholders	$3,520	$2,907	$8,186	$4,997
Average shares outstanding	6,276,236	6,261,880	6,276,236	6,265,845
Effect of dilutive stock options	—	7,158	—	6,700
Average shares outstanding including dilutive stock options	6,276,236	6,269,038	6,276,236	6,272,545
Diluted earnings per share	$0.56	0.46	$1.30	0.80

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no outstanding stock options for any of the three and six months ended June 30, 2019 and 2018, respectively, that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

(12)   Fair Value Measurements

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows. During the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, there were no transfers into or out of Levels 1‑3.

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

Equity securities with readily determinable fair values are recorded at fair value, with changes in fair value reflected in earnings. The Company uses level 1 inputs to value equity securities that are traded in active markets. Equity securities that do not have readily determinable fair values are carried at cost and are periodically assessed for impairment. Equity securities that are not actively traded are classified in level 2.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Assets:
U.S. Treasury	$2,690	$2,690	—	$—
U.S. government and federal agency obligations	9,182	—	9,182	—
Government sponsored enterprises	34,779	—	34,779	—
Obligations of states and political subdivisions	38,626	—	38,626	—
Mortgage-backed securities	123,449	—	123,449	—
Other debt securities	3,152	—	3,152	—
Bank-issued trust preferred securities	1,303	—	1,303	—
Equity securities	13	13	—	—
Mortgage servicing rights	2,657	—	—	2,657
Total	$215,851	$2,703	$210,491	$2,657

December 31, 2018
Assets:
U.S. Treasury	$1,952	$1,952	—	$—
U.S. government and federal agency obligations	9,966	—	9,966	—
Government sponsored enterprises	43,335	—	43,335	—
Obligations of states and political subdivisions	40,386	—	40,386	—
Mortgage-backed securities	118,192	—	118,192	—
Other debt securities	3,000	—	3,000	—
Bank-issued trust preferred securities	1,374	—	1,374	—
Equity securities	12	12	—	—
Mortgage servicing rights	2,931	—	—	2,931
Total	$221,148	$1,964	$216,253	$2,931

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$2,875	$2,781	$2,931	$2,713
Total (losses) or gains (realized/unrealized):
Included in earnings	(279)	(49)	(373)	(31)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	61	81	99	131
Settlements	—	—	—	—
Balance at end of period	$2,657	$2,813	$2,657	$2,813

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2019, the Company identified $3.9 million in collateral dependent impaired loans that had specific allowances for losses aggregating $430,000. Related to these loans, there were $119,000 and $126,000 in charge-offs recorded during the three and six months ended June 30, 2019, respectively. As of June 30, 2018, the Company identified $4.2 million in collateral dependent impaired loans that had specific allowances for losses aggregating $911,000. Related to these loans, there were $199,000 and $257,000 in charge-offs recorded during the three and six months ended June 30, 2018, respectively.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active			Three Months	Six Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2019
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,244	$—	$—	$1,244	$(110)	$(110)
Real estate construction - commercial	146	—	—	146	—	—
Real estate mortgage - residential	1,247	—	—	1,247	—	—
Real estate mortgage - commercial	863	—	—	863	(6)	(9)
Installment and other consumer	—	—	—	—	(3)	(7)
Total	$3,500	$—	$—	$3,500	$(119)	$(126)
Other real estate and repossessed assets	$13,110	$—	$—	$13,110	$(70)	$(176)

June 30, 2018
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,648	$—	$—	$1,648	$(166)	$(166)
Real estate construction - commercial	169	—	—	169	—	(27)
Real estate mortgage - residential	998	—	—	998	(12)	(12)
Real estate mortgage - commercial	337	—	—	337	(13)	(33)
Installment and other consumer	137	—	—	137	(8)	(19)
Total	$3,289	$—	$—	$3,289	$(199)	$(257)
Other real estate and repossessed assets	$13,236	$—	$—	$13,236	$(27)	$(26)

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

Other investment securities

Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in Federal Home Loan Bank (FHLB) stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations. Equity securities that are not actively traded are classified in level 2.

Equity securities with readily determinable fair values are recorded at fair value, with changes in fair value reflected in earnings. Equity securities that do not have readily determinable fair values are carried at cost and are periodically assessed for impairment. The Company uses level 1 inputs to value equity securities that are traded in active markets.

Federal Funds Sold, Cash, and Due from Banks

The carrying amounts of short-term federal funds sold, interest earning deposits with banks, and cash and due from banks approximate fair value. Federal funds sold classified as short-term generally mature in 90 days or less.

Certificates of Deposit in other banks

Certificates of deposit are other investments made by the Company with other financial institutions that are carried at cost which is equal to fair value.

Cash Surrender Value - Life Insurance

The fair value of Bank owned life insurance (BOLI) approximates the carrying amount. Upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018 is as follows:

			June 30, 2019
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2019		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$22,230	$22,230	$22,230	$—	$—
Federal funds sold and overnight interest-bearing deposits	6,636	6,636	6,636	—	—
Certificates of deposit in other banks	12,745	12,745	12,745	—	—
Available for sale securities	213,181	213,181	2,690	210,491	—
Other investment securities	5,333	5,333	13	5,320	—
Loans, net	1,145,060	1,124,440	—	—	1,124,440
Mortgage servicing rights	2,657	2,657	—	—	2,657
Cash surrender value - life insurance	2,579	2,579	—	2,579	—
Accrued interest receivable	6,146	6,146	6,146	—	—
	$1,416,567	$1,395,947	$50,460	$218,390	$1,127,097
Liabilities:
Deposits:
Non-interest bearing demand	$261,868	$261,868	$261,868	$—	$—
Savings, interest checking and money market	596,237	596,237	596,237	—	—
Time deposits	328,004	327,733	—	—	327,733
Federal funds purchased and securities sold under agreements to repurchase	25,334	25,334	25,334	—	—
Federal Home Loan Bank advances and other borrowings	85,038	85,806	—	85,806	—
Subordinated notes	49,486	43,393	—	43,393	—
Operating lease liabilities	2,345	2,345		2,345
Accrued interest payable	1,306	1,306	1,306	—	—
	$1,349,618	$1,344,022	$884,745	$131,544	$327,733

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2018
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2018		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$23,687	$23,687	$23,687	$—	$—
Federal funds sold and overnight interest-bearing deposits	18,396	18,396	18,396	—	—
Certificates of deposit in other banks	12,247	12,247	12,247	—	—
Available-for-sale securities	218,205	218,205	1,952	216,253	—
Other investment securities	5,675	5,675	12	5,663	—
Loans, net	1,134,975	1,115,003	—	—	1,115,003
Mortgage servicing rights	2,931	2,931	—	—	2,931
Cash surrender value - life insurance	2,542	2,542	—	2,542	—
Accrued interest receivable	6,162	6,162	6,162	—	—
	$1,424,820	$1,404,848	$62,456	$224,458	$1,117,934
Liabilities:
Deposits:
Non-interest bearing demand	$262,857	$262,857	$262,857	$—	$—
Savings, interest checking and money market	614,040	614,040	614,040	—	—
Time deposits	321,571	318,949	—	—	318,949
Federal funds purchased and securities sold under agreements to repurchase	24,647	24,647	24,647	—	—
Federal Home Loan Bank advances and other borrowings	95,153	94,326	—	94,326	—
Subordinated notes	49,486	45,749	—	45,749	—
Accrued interest payable	1,035	1,035	1,035	—	—
	$1,368,789	$1,361,603	$902,579	$140,075	$318,949

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2019, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	June 30,	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$236,653	$267,314
Commitments to originate residential first and second mortgage loans	5,966	1,759
Standby letters of credit	120,699	82,895
Total	363,318	351,968

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2019.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	competitive pressures among financial services companies may increase significantly,
•	changes in the interest rate environment may reduce interest margins,
•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•	increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•	costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
•	legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged, and
•	changes may occur in the securities markets.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.5 billion in assets at June 30, 2019, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2019 and 2018, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Per Share Data
Basic earnings per share	$0.56	$0.46	$1.30	$0.80
Diluted earnings per share	0.56	0.46	1.30	0.80
Cash dividends paid on common stock	604	405	1,207	811
Book value per share			17.43	14.86
Market price per share			26.80	21.06
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.95%	0.80%	1.09%	0.70%
Return on stockholders' equity	13.20%	12.64%	15.74%	11.00%
Stockholders' equity to total assets	7.22%	6.33%	6.95%	6.37%
Efficiency ratio (1)	67.73%	74.11%	69.86%	76.59%
Net interest spread	3.18%	3.03%	3.07%	3.07%
Net interest margin	3.50%	3.25%	3.39%	3.28%

(Based on end-of-period data)
Stockholders' equity to assets			7.44%	6.43%
Total risk-based capital ratio			13.74%	13.41%
Tier 1 risk-based capital ratio			11.86%	11.13%
Common equity Tier 1 capital			8.96%	8.44%
Tier 1 leverage ratio (2)			10.03%	9.09%

(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.

(2)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

Use of Non-GAAP Measures

Several financial measures in this report are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (GAAP) in the U.S. The non-GAAP items presented in this report are non-GAAP net income, non-GAAP basic earnings per share, non-GAAP diluted earnings per share, non-GAAP return on average assets and non-GAAP return on average common equity. These measures include the adjustment to exclude the impact of the gain on the sale of our Branson branch that closed during the first quarter of 2019, which is non-recurring and not considered indicative of underlying earnings performance. The Company believes that the exclusion of this item provides a useful basis for evaluating the Company's underlying performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating performance utilizing GAAP financial information. The Company uses non-GAAP measures to analyze its financial performance and to make financial comparisons to prior periods presented on a similar basis. The Company believes that providing such adjusted results allows investors to better understand the Company's comparative operating performance for the periods presented. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by the Company. The Company has reconciled each of these measures to a comparable GAAP measure below:

Income Statement Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income - GAAP	$3,520	$2,907	$8,186	$4,997
Effect of net gain on branch sale (a)	—	—	(1,638)	—
Net income - non-GAAP	$3,520	$2,907	$6,548	$4,997

Per Share Data
Basic earnings per share - GAAP	$0.56	$0.46	$1.30	$0.80
Effect of net gain on branch sale (a)	—	—	(0.26)	—
Basic earnings per share - non-GAAP	$0.56	$0.46	$1.04	$0.80
Diluted earnings per share - GAAP	$0.56	$0.46	$1.30	$0.80
Effect of net gain on branch sale (a)	—	—	(0.26)	—
Diluted earnings per share - non-GAAP	$0.56	$0.46	$1.04	$0.80

Key Ratios
Return on average total assets - GAAP	0.95%	0.80%	1.09%	0.70%
Effect of net gain on branch sale (a)	—%	—%	(0.22)%	—%
Return on average total assets - non-GAAP	0.95%	0.80%	0.87%	0.70%
Return on average stockholders' equity - GAAP	13.20%	12.64%	15.74%	11.00%
Effect of net gain on branch sale (a)	—%	—%	(3.15)%	—%
Return on average stockholders' equity - non-GAAP	13.20%	12.64%	12.59%	11.00%

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net interest income	$12,157	$11,027	$1,130	10.2%	$23,786	$21,782	$2,004	9.2%
Provision for loan losses	250	450	(200)	(44.4)	400	750	(350)	(46.7)
Noninterest income	2,121	2,390	(269)	(11.3)	4,212	4,604	(392)	(8.5)
Investment securities gains, net	—	108	(108)	(100.0)	1	206	(205)	(99.5)
Gain on branch sale, net	—	—	—	—	2,074	—	2,074	NM
Noninterest expense	9,671	9,943	(272)	(2.7)	19,559	20,209	(650)	(3.2)
Income before income taxes	4,357	3,132	1,225	39.1	10,114	5,633	4,481	79.5
Income tax expense	837	225	612	272.0	1,928	636	1,292	203.1
Net income	$3,520	$2,907	$613	21.1%	$8,186	$4,997	$3,189	63.8%

Consolidated net income of $3.5 million, or $0.56 per diluted share, for the three months ended June 30, 2019 increased $613,000 compared to $2.9 million, or $0.46 per diluted share, for the three months ended June 30, 2018. For the three months ended June 30, 2019, the return on average assets was 0.95%, the return on average stockholders’ equity was 13.20%, and the efficiency ratio was 67.73%.

Consolidated net income of $8.2 million, or $1.30 per diluted share, for the six months ended June 30, 2019 increased $3.2 million compared to $5.0 million, or $0.80 per diluted share, for the six months ended June 30, 2018. For the six months ended June 30, 2019, the return on average assets was 1.09%, the return on average stockholders’ equity was 15.74%, and the efficiency ratio was 69.86%.

Net interest income was $12.2 million and $23.8 million for the three and six months ended June 30, 2019, respectively, compared to $11.0 million and $21.8 million for the three and six months ended June 30, 2018, respectively.  The net interest margin (expressed on a fully taxable equivalent basis) increased to 3.50% for the three months ended June 30, 2019, compared to 3.25% for the three months ended June 30, 2018, and increased to 3.39% for the six months ended June 30, 2019 compared to 3.28% for the six months ended June 30, 2018. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $250,000 and $400,000 provision for loan losses was recorded for the three and six months ended June 30, 2019, respectively, compared to a $450,000 and $750,000 provision for the three and six months ended June 30, 2018, respectively.

The Company’s net loan charge-offs were $212,000, or 0.02% of average loans, and $169,000, or 0.01% of average loans, for the three and six months ended June 30, 2019, respectively, compared to net charge-offs of $185,000, or 0.02% of average loans, and $390,000, or 0.04% of average loans, for the three and six months ended June 30, 2018, respectively.

Non-performing loans totaled $5.8 million, or 0.50% of total loans, at June 30, 2019 compared to $5.6 million, or 0.49% of total loans, at December 31, 2018, and $6.4 million, or 0.58% of total loans, at June 30, 2018. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $269,000, or 11.3%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and decreased $392,000, or 8.5%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities gains, net of zero and $1,000 were recorded for the three and six months ended June 30, 2019, respectively, compared to $108,000 and $206,000 for the three and six months ended June 30, 2018, respectively. Securities gains for both the three and six months ended June 30, 2018 included gains realized from a series of short-term sales of U.S. Treasury securities with repurchase agreements in order to generate capital gains to offset capital losses expiring in 2018 and 2019.

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

Non-interest expense decreased  $272,000, or 2.7%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and decreased $650,000, or 3.2%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,
	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)
ASSETS
Loans: (2) (4)
Commercial	$204,034	$2,891	5.68%	$203,512	$2,517	4.96%
Real estate construction - residential	26,560	406	6.13	29,699	390	5.27
Real estate construction - commercial	115,683	1,519	5.27	102,155	1,233	4.84
Real estate mortgage - residential	248,392	3,179	5.13	247,360	2,967	4.81
Real estate mortgage - commercial	531,048	6,485	4.90	475,326	5,524	4.66
Installment and other consumer	31,805	345	4.35	32,664	313	3.84
Total loans	$1,157,522	$14,825	5.14%	$1,090,716	$12,944	4.76%
Investment securities: (3)
U.S. Treasury	$2,660	$14	2.11%	$22,020	$79	1.44%
U.S. government and federal agency obligations	46,940	233	1.99	54,236	241	1.78
Obligations of states and political subdivisions	38,660	231	2.40	41,319	270	2.62
Mortgage-backed securities	125,812	699	2.23	126,842	646	2.04
Other debt securities	4,343	63	5.82	4,486	62	5.54
Total investment securities	$218,415	$1,240	2.28%	$248,903	$1,298	2.09%
Other investment securities	5,480	68	4.98	4,972	53	4.28
Federal funds sold and interest bearing deposits in other financial institutions	28,692	193	2.70	39,752	189	1.91
Total interest earning assets	$1,410,109	$16,326	4.64%	$1,384,343	$14,484	4.20%
All other assets	83,337			83,987
Allowance for loan losses	(11,902)			(11,100)
Total assets	$1,481,544			$1,457,230
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$223,365	$654	1.17%	$229,171	$559	0.98%
Savings	96,880	23	0.10	97,144	12	0.05
Interest checking	12,341	59	1.92	3,894	6	0.62
Money market	275,794	718	1.04	291,789	770	1.06
Time deposits	338,081	1,382	1.64	314,620	832	1.06
Total interest bearing deposits	$946,461	$2,836	1.20%	$936,618	$2,179	0.93%
Federal funds purchased and securities sold under agreements to repurchase	22,351	44	0.79	49,571	189	1.53
Federal Home Loan Bank advances and other borrowings	88,720	538	2.43	77,648	332	1.72
Subordinated notes	49,486	609	4.94	49,486	561	4.55
Total borrowings	$160,557	$1,191	2.98%	$176,705	$1,082	2.46%
Total interest bearing liabilities	$1,107,018	$4,027	1.46%	$1,113,323	$3,261	1.17%
Demand deposits	252,040			239,921
Other liabilities	15,503			11,708
Total liabilities	1,374,561			1,364,952
Stockholders' equity	106,983			92,278
Total liabilities and stockholders' equity	$1,481,544			$1,457,230
Net interest income (FTE)		$12,299			$11,223
Net interest spread			3.18%			3.03%
Net interest margin			3.50%			3.25%

(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended June 30, 2019 and 2018 respectively. Such adjustments totaled $142,000 and $196,000 for the three months ended June 30, 2019 and 2018, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

	Six Months Ended June 30,
	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)
ASSETS
Loans: (2) (4)
Commercial	$204,876	$5,632	5.54%	$197,141	$4,806	4.92%
Real estate construction - residential	27,501	826	6.06	29,088	731	5.07
Real estate construction - commercial	112,743	2,922	5.23	102,006	2,406	4.76
Real estate mortgage - residential	246,379	6,226	5.10	247,469	5,826	4.75
Real estate mortgage - commercial	528,572	12,725	4.85	473,635	10,884	4.63
Installment and other consumer	32,020	681	4.29	32,504	607	3.77
Total loans	$1,152,091	$29,012	5.08%	$1,081,843	$25,260	4.71%
Investment securities: (3)
U.S. Treasury	$2,576	$28	2.19%	$19,773	$139	1.42%
U.S. government and federal agency obligations	49,437	471	1.92	51,830	431	1.68
Obligations of states and political subdivisions	38,798	525	2.73	43,054	591	2.77
Mortgage-backed securities	121,098	1,365	2.27	126,152	1,325	2.12
Other debt securities	4,376	127	5.85	4,486	122	5.48
Total investment securities	$216,285	$2,516	2.35%	$245,295	$2,608	2.14%
Other investment securities	5,578	133	4.81	5,197	103	4.00
Federal funds sold and interest bearing deposits in other financial institutions	63,658	795	2.52	32,204	295	1.85
Total interest earning assets	$1,437,612	$32,456	4.55%	$1,364,539	$28,266	4.18%
All other assets	84,035			84,549
Allowance for loan losses	(11,844)			(11,009)
Total assets	$1,509,803			$1,438,079
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$230,680	$1,436	1.26%	$236,053	$1,092	0.93%
Savings	94,665	39	0.08	95,758	24	0.05
Interest checking	11,453	108	1.90	2,755	10	0.73
Money market	285,510	1,587	1.12	279,079	1,305	0.94
Time deposits	350,303	2,754	1.59	302,363	1,480	0.99
Total interest bearing deposits	$972,611	$5,924	1.23%	$916,008	$3,911	0.86%
Federal funds purchased and securities sold under agreements to repurchase	21,598	76	0.71	46,333	360	1.57
Federal Home Loan Bank advances and other borrowings	91,909	1,080	2.37	85,302	728	1.72
Subordinated notes	49,486	1,233	5.02	49,486	1,051	4.28
Total borrowings	$162,993	$2,389	2.96%	$181,121	$2,139	2.38%
Total interest bearing liabilities	$1,135,604	$8,313	1.48%	$1,097,129	$6,050	1.11%
Demand deposits	254,016			237,041
Other liabilities	15,277			12,297
Total liabilities	1,404,897			1,346,467
Stockholders' equity	104,906			91,612
Total liabilities and stockholders' equity	$1,509,803			$1,438,079
Net interest income (FTE)		$24,143			$22,216
Net interest spread			3.07%			3.07%
Net interest margin			3.39%			3.28%

(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the six months ended June 30, 2019 and 2018, respectively. Such adjustments totaled $357,000 and $434,000 for the six months ended June 30, 2019 and 2018, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$374	$6	$368	$826	$195	$631
Real estate construction - residential	16	(44)	60	95	(42)	137
Real estate construction - commercial	286	172	114	516	266	250
Real estate mortgage - residential	212	12	200	400	(26)	426
Real estate mortgage - commercial	961	671	290	1,841	1,305	536
Installment and other consumer	32	(8)	40	74	(9)	83
Investment securities: (3)
U.S. Treasury	(65)	(90)	25	(111)	(162)	51
U.S. government and federal agency obligations	(8)	(34)	26	40	(21)	61
Obligations of states and political subdivisions	(38)	(16)	(22)	(66)	(57)	(9)
Mortgage-backed securities	52	(5)	57	40	(54)	94
Other debt securities	1	(2)	3	5	(3)	8
Other investment securities	15	5	10	30	8	22
Federal funds sold and interest bearing deposits in other financial institutions	4	(62)	66	500	364	136
Total interest income	1,842	605	1,237	4,190	1,764	2,426
Interest expense:
NOW accounts	95	(14)	109	344	(26)	370
Savings	11	—	11	15	—	15
Interest checking	53	27	26	98	65	33
Money market	(52)	(42)	(10)	282	31	251
Time deposits	550	66	484	1,274	264	1,010
Federal funds purchased and securities sold under agreements to repurchase	(145)	(77)	(68)	(284)	(140)	(144)
Federal Home Loan Bank advances and other borrowings	206	52	154	352	60	292
Subordinated notes	48	—	48	182	—	182
Total interest expense	766	12	754	2,263	254	2,009
Net interest income on a fully taxable equivalent basis	$1,076	$593	$483	$1,927	$1,510	$417

(1)Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended June 30, 2019 and 2018, respectively. Such adjustments totaled $142,000 and $357,000 for the three and six months ended June 30, 2019, respectively, compared to $196,000 and $434,000 for the three and six months ended June 30, 2018, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

Financial results for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018, reflected an increase in net interest income, on a tax equivalent basis, of $1.1 million, or 9.59%, and financial results for the six months ended

June 30, 2019 compared to the six months ended June 30, 2018 reflected and increase in net interest income of $1.9 million, or 8.67%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.50% for the quarter ended June 30, 2019, compared to 3.25% for the quarter ended June 30, 2018, and increased to 3.39% for the six months ended June 30, 2019 compared to 3.28% for the six months ended June 30, 2018. Net interest income and net interest margin increased primarily due to an increase in average earning assets and rates earned in the three and six month comparative periods.

Average interest-earning assets increased $25.8 million, or 1.86%, to $1.41 billion for the three months ended June 30, 2019 compared to $1.38 billion for the three months ended June 30, 2018, and average interest bearing liabilities decreased $6.3 million, or 0.57%, to $1.10 billion for the three months ended June 30, 2019 compared to $1.11 billion for the three months ended June 30, 2018.

Average interest-earning assets increased $73.1 million, or 5.36%, to $1.44 billion for the six months ended June 30, 2019 compared to $1.36 billion for the six months ended June 30, 2018, and average interest bearing liabilities increased $38.5 million, or 3.51%, to $1.14 billion for the six months ended June 30, 2019 compared to $1.10 billion for the six months ended June 30, 2018.

Total interest income (expressed on a fully taxable equivalent basis) was $16.3 million and $32.5 million for the three and six months ended June 30, 2019, respectively, compared to $14.5 million and $28.3 million for the three and six months ended June 30, 2018, respectively. The Company’s rates earned on interest earning assets were 4.64%  and 4.55% for the three and six months ended June 30, 2019, respectively, compared to 4.20%  and 4.18% for the three and six months ended June 30, 2018, respectively.

Interest income on loans increased to $14.8 million and $29.0 million for the three and six months ended June 30, 2019, respectively, compared to $12.9 million and $25.3 million for the three and six months ended June 30, 2018, respectively.

Average loans outstanding increased $66.8 million, or 6.12%, to $1.16 billion for the three months ended June 30, 2019 compared to $1.09 billion for the three months ended June 30, 2018. The average yield on loans receivable increased to 5.14% for the three months ended June 30, 2019 compared to 4.76% for the three months ended June 30, 2018.

Average loans outstanding increased $70.2 million, or 6.49%, to $1.15 billion for the six months ended June 30, 2019 compared to $1.08 billion for the six months ended June 30, 2018. The average yield on loans receivable increased to 5.08% for the six months ended June 30, 2019 compared to 4.71% for the six months ended June 30, 2018. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $4.0 million and $8.3 million for the three and six months ended June 30, 2019, respectively, compared to $3.3 million and $6.1 million for the three and six months ended June 30, 2018, respectively. The Company’s rates paid on interest bearing liabilities were 1.46% and 1.48% for the three and six months ended June 30, 2019, respectively, compared to 1.17%  and 1.11% for the three and six months ended June 30, 2018, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $2.8 million and $5.9 million for the three and six months ended June 30, 2019, respectively, compared to $2.2 million and $3.9 million for the three and six months ended June 30, 2018, respectively.

Average interest bearing deposits increased $9.8 million, or 1.05%, to $946.4 million for the three months ended June 30, 2019 compared to $936.6 million for the three months ended June 30, 2018.  These increases were primarily due to increases in demand deposits, public funds, brokered deposits and Missouri Link deposits, partially offset by a decrease in money market accounts. The average cost of deposits increased to 1.20% for the three months ended June 30, 2019 compared to 0.93% for the three months ended June 30, 2018. The increase was primarily due to generally higher market interest rates quarter over quarter.

Average interest bearing deposits increased $56.6 million, or 6.2%, to $972.6 million for the six months ended June 30, 2019 compared to $916.0 million for the six months ended June 30, 2018. The increase was primarily due to increases in demand deposits, public funds, brokered deposits and Missouri Link deposits. The average cost of deposits increased to 1.23% for the six months ended June 30, 2019 compared to 0.86% for the six months ended June 30, 2018.  The increase was primarily due to generally higher market interest rates year over year.

Interest expense on borrowings increased to $1.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively, compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2018, respectively.

Average borrowings decreased to $160.6 million for the three months ended June 30, 2019 compared to $176.7 million for the three months ended June 30, 2018.  The decrease in average borrowings was primarily due to the $27.2 million decrease in average repurchase agreements due to a tax initiative involving short sales of a U.S. Treasury security funded by a  repurchase agreement during the second quarter of 2018. The average cost of borrowings increased to 2.97% for the three months ended June 30, 2019 compared to 2.46% for the three months ended June 30, 2018. The increase in cost of funds primarily resulted from higher market interest rates.

Average borrowings decreased to $163.0 million for the six months ended June 30, 2019 compared to $181.1 million for the six months ended June 30, 2018. The decrease in average borrowings was primarily due to the $24.7 million decrease in average repurchase agreements due to a tax initiative involving short sales of a U.S. Treasury security funded by a repurchase agreement during the six months ended June 30, 2018. The average cost of borrowings increased to 2.96% for the six months ended June 30, 2019 compared to 2.38% for the six months ended June 30, 2018.  The increase in cost of funds primarily resulted from higher market interest rates.  See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Non-interest Income
Service charges and other fees	$885	$941	$(56)	(6.0)%	$1,747	$1,817	$(70)	(3.9)%
Bank card income and fees	793	709	84	11.8	1,488	1,365	123	9.0
Trust department income	296	311	(15)	(4.8)	589	592	(3)	(0.5)
Real estate servicing fees, net	(82)	161	(243)	(150.9)	2	381	(379)	(99.5)
Gain on sales of mortgage loans, net	179	242	(63)	(26.0)	284	387	(103)	(26.6)
Other	50	26	24	92.3	102	62	40	64.5
Total non-interest income	$2,121	$2,390	$(269)	(11.3)%	$4,212	$4,604	$(392)	(8.5)%
Non-interest income as a % of total revenue *	14.9%	17.8%			15.0%	17.4%

*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $269,000, or 11.3%, to $2.1 million for the quarter ended June 30, 2019 compared to $2.4 million for the quarter ended June 30, 2018, and decreased $392,000, or 8.5%, to $4.2 million for the six months ended June 30, 2019 compared to $4.6 million for the six months ended June 30, 2018.

Real estate servicing fees, net of the change in valuation of mortgage serving rights (MSRs) decreased $243,000 to ($82,000) for the quarter ended June 30, 2019 compared to $161,000 for the quarter ended June 30, 2018, and decreased $379,000 to $2,000 for the six months ended June 30, 2019 compared to $381,000 for the six months ended June 30, 2018. The decreases in the periods presented were primarily due to a decrease in the change in fair value of the MSRs resulting from a decrease in interest rates, which caused an increase in loan prepayments. The change in the value of MSRs in the periods presented is primarily the result of market-driven changes in interest rates and prepayment speeds.

Mortgage loan servicing fees earned on loans sold were $197,000 and 376,000 for the three and six months ended June 30, 2019, respectively, compared to $210,000 and $413,000 for the three and six months ended June 30, 2018, respectively. The Company was servicing $272.7 million of mortgage loans at June 30, 2019 compared to $279.9 million and $284.9 million at December 31, 2018 and June 30, 2018, respectively.

Gain on sales of mortgage loans decreased $63,000, or 26.0%, to $179,000 for the quarter ended June 30, 2019 compared to $242,000 for the quarter ended June 30, 2018, and decreased $103,000, or 26.6%, to $284,000 for the six months ended June 30, 2019 compared to $387,000 for the six months ended June 30, 2018. The decreases in the periods presented were primarily due to decreases in other loan origination income, partially offset by an increase in loan origination fees and costs. The Company sold $9.9 million of loans for the three months ended June 30, 2019 compared to $12.1 million for the three months ended June 30, 2018, and $14.6 million for the six months ended June 30, 2019 compared to $19.7 million for the six months ended June 30, 2018.

Other Income increased $24,000, or 92.3%, to $50,000 for the quarter ended June 30, 2019 compared to $26,000 for the quarter ended June 30, 2018, and increased $40,000, or 64.5%, to $102,000 for the six months ended June 30, 2109 compared to $62,000 for the six months ended June 30, 2018. The increase in both periods presented was primarily due to increases in brokerage income, insurance commissions, and rental income received on a  bank owned building in other real estate owned.

Investment securities gains, net for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$—	$108	$—	$206
Losses realized on sales	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	—	—	1	—
Investment securities gains, net	$—	$108	$1	$206

During the three and six months ended June 30, 2018, the Company received $26.1 million and $51.8 million, respectively, from proceeds from a series of short-term sales of U.S. Treasury securities purchased with repurchase agreements, and recognized gains of $108,000 and $206,000, respectively, in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019. There were no security sales during the three or six months ended June 30, 2019.

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

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Non-interest Expense
Salaries	$4,020	$4,248	$(228)	(5.4)%	$7,992	$8,800	$(808)	(9.2)%
Employee benefits	1,396	1,565	(169)	(10.8)	2,862	3,070	(208)	(6.8)
Occupancy expense, net	741	725	16	2.2	1,440	1,413	27	1.9
Furniture and equipment expense	686	685	1	0.1	1,495	1,320	175	13.3
Processing, network and bank card expense	973	889	84	9.4	1,973	1,747	226	12.9
Legal, examination, and professional fees	304	201	103	51.2	632	624	8	1.3
Advertising and promotion	282	291	(9)	(3.1)	541	544	(3)	(0.6)
Postage, printing, and supplies	259	224	35	15.6	469	492	(23)	(4.7)
Other	1,010	1,115	(105)	(9.4)	2,155	2,199	(44)	(2.0)
Total non-interest expense	$9,671	$9,943	$(272)	(2.7)%	$19,559	$20,209	$(650)	(3.2)%
Efficiency ratio*	67.7%	74.1%			69.9%	76.6%
Number of full-time equivalent employees					280	323

*Efficiency ratio is calculated as non-interest expense as a percent of revenue.

Total revenue includes net interest income and non-interest income.

Total non-interest expense decreased $272,000, or 2.7%, to $9.7 million for the quarter ended June 30, 2019 compared to $9.9 million for the quarter ended June 30, 2018, and decreased $650,000, or 3.2%, to $19.6 million for the six months ended June 30, 2019 compared to $20.2 million for the six months ended June 30, 2018.

Salaries decreased $228,000, or 5.4%, to $4.0 million for the quarter ended June 30, 2019 compared to $4.2 million for the quarter ended June 30, 2018, and decreased $808,000, or 9.2%, to $8.0 million for the six months ended June 30, 2019 compared to $8.8 million for the six months ended June 30, 2018. The decrease in all periods presented was primarily due to a reduction of 43 full-time equivalent employees. In addition, a bonus was paid in February 2018 to all eligible full-time and part-time employees resulting from the expected tax savings from the Tax Act.

Employee benefits decreased $169,000, or 10.8%, to $1.4 million for the quarter ended June 30, 2019 compared to $1.6 million for the quarter ended June 30, 2018, and decreased $208,000, or 6.8%, to $2.9 million for the six months ended June 30, 2019 compared to $3.1 million for the six months ended June 30, 2018. The decrease in all periods presented was primarily due to a decrease in medical plan premiums due to a reduction of employees as mentioned above, and was partially offset by an increase in the employer 401(k) and profit-sharing contributions.

Furniture and equipment expense increased $1,000, or 0.1%, to $686,000 for the quarter ended June 30, 2019 compared to $685,000 for the quarter ended June 30, 2018, and increased $175,000, or 13.3%, to $1.5 million for the six months ended June 30, 2019 compared to $1.3 million for the six months ended June 30, 2018. The increase for the six months ended June 30, 2019 over the six months ended June 30, 2018 was primarily due to an increase in the monthly cost to maintain the Company's hosted network, and the replacement of several computers below the Company's capitalization threshold.

Processing, network, and bank card expense increased $84,000, or 9.4%, to $973,000 for the quarter ended June 30, 2019 compared to $889,000 for the quarter ended June 30, 2018, and increased $226,000, or 12.9%, to $2.0 million for the six months ended June 30, 2019 compared to $1.7 million for the six months ended June 30, 2018.  The increases in all periods presented were primarily due to an increase in debit and credit card processing expenses.

Legal, examination, and professional fees increased $103,000, or 51.2%, to $304,000 for the quarter ended June 30, 2019 compared to $201,000 for the quarter ended June 30, 2018, and increased $8,000, or 1.3%, to $632,000 for the six months ended June 30, 2019 compared to $624,000 for the six months ended June 30, 2018. The increase in the quarter ended June 30, 2019 over the quarter ended June 30, 2018 was primarily related to an increase in attorney and consulting fees, and the increase in the six months ended June 30, 2019 over the six months ended June 30, 2018 was primarily due to an increase in attorney fees offset by a decrease in consulting fees. During 2018, the Company received refunds of two retainers related to lawsuits that were settled. Consulting fees were higher during 2018 related to fees incurred implementing a real estate investment trust subsidiary and fees resulting from the Company's short sales as described above.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.2% and 19.1% for the three and six months ended June 30, 2019, respectively, compared to 7.2% and 11.3% for the three and six months ended June 30, 2018, respectively. The change in the effective tax rate in the second quarter of 2019 over the second quarter of 2018 is primarily due to an increase in taxable income. Also, during the second quarter of 2018 the Company reported a lower effective tax rate due to the release of a $46,000 valuation allowance related to capital losses, and a pension contribution made the during the second quarter of 2018 that was attributable to the 2017 plan year. The change in the effective tax rate in the six months ended June 30, 2019 over the six months ended June 30, 2018 is primarily due to an increase in taxable income, which included a $2.1 million pre-taxable gain from the sale of the Branson branch.

The federal corporate income tax rate declined from 34% to 21% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act (Tax Act). The Company's tax rate is lower than the federal statutory rate for the quarters ending June 30, 2019 and 2018, respectively, primarily due to tax-exempt income and additional tax planning initiatives. The provisional adjustments recorded in the fourth quarter of 2017 related to the enactment of the Tax Act were finalized during the third quarter of 2018 with the filing of the Company's 2017 tax return, within the one-year measurement period provided under Staff Accounting Bulletin No. 118 in regards to the application of FASB's ASC Topic 740, Income Taxes.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 77.9% of total assets as of June 30, 2019 compared to 76.6% as of December 31, 2018.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Commercial, financial, and agricultural	$201,232	$207,720
Real estate construction - residential	24,527	28,610
Real estate construction - commercial	120,931	106,784
Real estate mortgage - residential	248,980	241,517
Real estate mortgage - commercial	529,217	529,536
Installment and other consumer	32,056	32,460
Total loans	$1,156,943	$1,146,627
Percent of categories to total loans:
Commercial, financial, and agricultural	17.4%	18.1%
Real estate construction - residential	2.1	2.5
Real estate construction - commercial	10.5	9.3
Real estate mortgage - residential	21.5	21.1
Real estate mortgage - commercial	45.7	46.2
Installment and other consumer	2.8	2.8
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2019, the Company sold approximately  $14.6 million of loans to investors, compared to $19.7 million for the six months ended June 30, 2018. At June 30, 2019, the Company was servicing approximately $272.7 million of loans sold to the secondary market compared to $279.9 million at December 31, 2018, and $284.9 million at June 30, 2018.

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

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,	June 30,
(In thousands)	2019	2018	2018
Nonaccrual loans:
Commercial, financial, and agricultural	$1,541	$1,857	$2,429
Real estate construction - residential	—	—	—
Real estate construction - commercial	146	153	169
Real estate mortgage - residential	2,603	2,720	2,775
Real estate mortgage - commercial	1,155	474	653
Installment and other consumer	178	210	285
Total	$5,623	$5,414	$6,311
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$—	$—	$—
Real estate construction - residential	—	—	—
Real estate construction - commercial	—	—	—
Real estate mortgage - residential	197	156	8
Real estate mortgage - commercial	—	—	—
Installment and other consumer	20	6	34
Total	$217	$162	$42
Total non-performing loans (a)	5,840	5,576	6,353
Other real estate owned and repossessed assets	13,110	13,691	13,236
Total non-performing assets	$18,950	$19,267	$19,589

Loans (c)	$1,156,822	$1,146,044	$1,093,549
Allowance for loan losses to loans	1.03%	1.02%	1.03%
Non-performing loans to loans (a)	0.50%	0.49%	0.58%
Non-performing assets to loans (b)	1.64%	1.68%	1.79%
Non-performing assets to assets (b)	1.29%	1.30%	1.35%
Allowance for loan losses to non-performing loans	203.48%	208.97%	176.48%

(a)	Non-performing loans include loans 90 days past due and accruing, nonaccrual loans, and non-performing TDRs included in nonaccrual loans.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
(c)	Loan totals do not include loans held for sale.

Total non-performing assets were $18.9 million, or 1.64% of total loans, at June 30, 2019 compared to $19.3 million, or 1.68% of total loans, at December 31, 2018, and $19.6 million, or 1.79% of total loans, at June 30, 2018, respectively. Non-accrual loans included $1.9 million of loans classified as TDRs at June 30, 2019 compared to $2.0 million at both December 31, 2018 and June 30, 2018, respectively.

As of June 30, 2019, approximately $6.1 million compared to $5.2 million and $6.1 million at December 31, 2018 and June 30, 2018, respectively, of loans classified as substandard, which include performing TDRs, and are not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2019 and December 31, 2018, respectively.

Non-accrual loans increased $209,000 to $5.6 million at June 30, 2019 compared to $5.4 million December 31, 2018. Loans past due 90 days and still accruing interest at June 30, 2019, were $217,000 compared to $162,000 at December 31, 2018. Other real estate and repossessed assets were $13.1 million at June 30, 2019 compared to $13.7 million at

December 31, 2018. During the six months ended June 30, 2019, $343,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $382,000 during the six months ended June 30, 2018.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2019			December 31, 2018
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	8	$601	$183	6	$570	$174
Real estate mortgage - residential	8	1,860	61	9	2,073	72
Real estate mortgage - commercial	2	369	7	2	377	8
Installment and other consumer	3	40	4	3	44	4
Total performing TDRs	21	$2,870	$255	20	$3,064	$258
Non-performing TDRs
Commercial, financial and agricultural	5	$1,006	$78	5	$1,042	$94
Real estate mortgage - residential	5	811	113	5	867	182
Real estate mortgage - commercial	—	—	—	—	—	—
Installment and other consumer	2	72	9	2	72	9
Total non-performing TDRs	12	$1,889	$200	12	$1,981	$285
Total TDRs	33	$4,759	$455	32	$5,045	$543

At June 30, 2019, loans classified as TDRs totaled $4.8 million, with $455,000 of specific reserves, of which $1.9 million were classified as non-performing TDRs and $2.9 million were classified as performing TDRs. This compared to $5.0 million of loans classified as TDRs, with $543,000 of specific reserves, of which $2.0 million were classified as non-performing TDRs and $3.0 million were classified as performing TDRs at December 31, 2018. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent.  The net decrease in total TDRs from December 31, 2018 to June 30, 2019 was primarily due to $366,000 of payments received on TDRs, partially offset by two new TDRs totaling $80,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2019	2018
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,783	$3,237
Real estate construction - residential	69	140
Real estate construction - commercial	704	757
Real estate mortgage - residential	1,772	2,071
Real estate mortgage - commercial	6,109	4,914
Installment and other consumer	307	334
Unallocated	139	199
Total	$11,883	$11,652

The allowance for loan losses (ALL) was $11.9 million, or 1.03%, of loans outstanding at June 30, 2019 compared to $11.7 million, or 1.02%, at December 31, 2018, and $11.2 million, or 1.03%, of loans outstanding at June 30, 2018. The ratio of the allowance for loan losses to nonperforming loans was 203.48% at June 30, 2019, compared to 208.97% at December 31, 2018, and 176.48% at June 30, 2018.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2019	2018
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$767	$1,194
Collectively evaluated for impairment - general reserves	11,116	10,458
Total	$11,883	$11,652

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2019, $767,000 of the Company’s ALL was allocated to impaired loans totaling approximately $8.5 million compared to $1.2 million of the Company’s ALL allocated to impaired loans totaling approximately $8.5 million at December 31, 2018. Management determined that $2.2 million, or 26%, of total impaired loans required no reserve allocation at June 30, 2019 compared to $2.1 million, or 25%, at December 31, 2018, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

The more significant changes from December 31, 2018 to June 30, 2019 in the allocations of the allowance for loan losses to the loan portfolios listed above included the following:

Real estate mortgage – commercial increased by $1.2 million primarily due to higher historical loss rates resulting from extending the look-back period back to the first quarter 2012. Commercial, financial, and agriculture decreased by $454,000 primarily due to a reduction in the qualitative risk factors associated with this portfolio.  Real estate mortgage – residential decreased by $299,000 primarily due to a reduction in the qualitative risk factors associated with this portfolio.

Provision

A  $250,000 and $400,000 provision was required for the three and six months ended June 30, 2019,  respectively, compared to a $450,000 and $750,000 provision for the three and six and months ended June 30, 2018, respectively. The decrease from the three month and six month comparative periods was primarily due to improved credit quality and economic conditions used in assessing the risk in the portfolio.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Analysis of allowance for loan losses:
Balance beginning of period	$11,845	$10,947	$11,652	$10,852
Charge-offs:
Commercial, financial, and agricultural	140	193	193	303
Real estate construction - residential	—	—	—	48
Real estate construction - commercial	—	—	—	30
Real estate mortgage - residential	96	12	180	32
Real estate mortgage - commercial	8	15	16	29
Installment and other consumer	39	49	91	106
Total charge-offs	283	269	480	548
Recoveries:
Commercial, financial, and agricultural	$18	$10	$127	$23
Real estate construction - residential	12	13	12	25
Real estate mortgage - residential	5	16	104	36
Real estate mortgage - commercial	3	25	3	31
Installment and other consumer	33	20	65	43
Total recoveries	71	84	311	158
Net charge-offs	212	185	169	390
Provision for loan losses	250	450	400	750
Balance end of period	$11,883	$11,212	$11,883	$11,212

Net Loan Charge-offs

The Company’s net charge-offs were $212,000, or 0.02%, and $169,000, or 0.01%, of average loans for the three and six months ended June 30, 2019 compared to net charge-offs of  $185,000, or 0.02%, and $390,000, or 0.04%, of average loans for the three and six months ended June 30, 2018.

The decrease in net charge-offs for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to a $153,000 increase in recoveries primarily related to one commercial loan relationship recovery and one real estate mortgage – residential recovery received during the first quarter of 2019.

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

	June 30,	December 31,
(In thousands)	2019	2018
Federal funds sold and other overnight interest-bearing deposits	$6,636	$18,396
Certificates of deposit in other banks	12,745	12,247
Available-for-sale investment securities	213,181	218,205
Total	$232,562	$248,848

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $213.1 million at June 30, 2019 and included an unrealized net loss of $478,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $22.5 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2019 and December 31, 2018, the Company’s unpledged securities in the available for sale portfolio totaled approximately $41.2 million and $65.2 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,654	$9,397
Federal funds purchased and securities sold under agreements to repurchase	44,449	32,529
Other deposits	117,892	111,090
Total pledged, at fair value	$171,995	$153,016

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2019, such deposits totaled $1.0 billion and represented 88.0% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Core deposit base:
Non-interest bearing demand	$261,868	$262,857
Interest checking	227,994	215,432
Savings and money market	347,846	378,484
Other time deposits	206,216	211,715
Total	$1,043,924	$1,068,488

Time deposits and certificates of deposit of $250,000 and greater at June 30, 2019 and December 31, 2018 were $113.9 million and $104.9 million, respectively. The Company had brokered deposits totaling $20.4 million and $39.8 million at June 30, 2019 and December 31, 2018, respectively.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2019, under agreements with these unaffiliated banks, the Bank may borrow up to $50.0 million in federal funds on an unsecured basis and $16.7 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2019. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2019, there were  $25.3 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2019.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of June 30, 2019, the Bank had $85.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$25,334	$24,647
Federal Home Loan Bank advances	85,011	95,126
Subordinated notes	49,486	49,486
Other borrowings	27	27
Total	$159,858	$169,286

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

	June 30,				December 31,
	2019				2018
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$294,968	$9,453	$57,249	$361,670	$301,606	$9,160	$57,235	$368,001
Letters of credit	(117,500)	—	—	(117,500)	(80,000)	—	—	(80,000)
Advances outstanding	(85,011)	—	—	(85,011)	(95,126)	—	(8,000)	(103,126)
Total available	$92,457	$9,453	$57,249	$159,159	$126,480	$9,160	$49,235	$184,875

At June 30, 2019, loans of $516.6 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2019, investments totaling $19.1 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $28.9 million at June 30, 2019 compared to $42.1 million at December 31, 2018. The $13.2 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2019. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $9.3 million for the six months ended June 30, 2019.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $10.1 million. The cash outflow primarily consisted of $11.3 million increase in loans and $18.8 million purchases of investment securities, partially offset by $27.1 million from maturities and calls of investment securities.

Financing activities used cash of $12.4 million, resulting primarily from a $14.5 million decrease in interest bearing transaction accounts, and a  net repayment of FHLB advances of $10.1, partially offset by a $4.7 million increase in demand deposits and an $8.1 million increase in time deposits. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2019.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $363.3 million in unused loan commitments and standby letters of credit as of June 30, 2019. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $1.2 million and $811,000 for the six months ended June 30, 2019 and 2018, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $5.5 million and $4.0 million in dividends to the Company during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents totaling $2.7 million and $1.3 million, respectively.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. The capital conservation buffer was phased in from  0.625% of risk-weighted assets beginning January 1, 2016 to 2.5% of risk weighted-assets by January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis. Under the Basel III requirements, at June 30, 2019 and December 31, 2018, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Required for Capital		Well-Capitalized				Minimum Capital
	Actual		Adequacy Purposes		Standard				Requirement
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio		Amount		Ratio
June 30, 2019
Total Capital (to risk-weighted assets):
Company	$172,414	13.74%	$100,368	8.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	168,143	13.43	100,135	8.00		125,168	10.00			131,427	10.50
Tier 1 Capital (to risk-weighted assets):
Company	$148,831	11.86%	$75,276	6.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	156,100	12.47	75,101	6.00		100,135	8.00			106,393	8.50
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$112,371	8.96%	$56,457	4.50%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	156,100	12.47	56,326	4.50		81,359	6.50			87,618	7.00
Tier 1 Capital (to adjusted average assets):
Company	$148,831	10.03%	$59,327	4.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	156,100	10.57	59,051	4.00		73,814	5.00			59,051	4.00
(in thousands)
December 31, 2018
Total Capital (to risk-weighted assets):
Company	$165,325	13.28%	$99,578	8.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	163,814	13.19	99,327	8.00		124,159	10.00			130,367	10.50
Tier 1 Capital (to risk-weighted assets):
Company	$139,532	11.21%	$74,683	6.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	12.24	74,495	6.00		99,327	8.00			105,535	8.50
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$105,513	8.48%	$56,013	4.50%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	12.24	55,872	4.50		80,703	6.50			86,911	7.00
Tier 1 leverage ratio:
Company	$139,532	9.55%	$58,467	4.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	10.43	58,272	4.00		72,839	5.00			58,272	4.00

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2019 and December 31, 2018.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2019	2018
200	1.57%	0.26%
100	1.94%	1.17%
(100)	1.43%	3.39%
(200)	0.26%	4.19%

The change in our interest rate risk exposure from December 31, 2018 to June 30, 2019 was primarily due to the Company’s balance sheet becoming more asset sensitive leading to higher changes in net interest income in a rising rate environment.  Conversely, the increased asset sensitivity also led to a lower change in net interest income in a falling rate environment.  The change in net interest income in the rate scenarios indicates that the balance sheet was relatively well balanced between rate sensitive assets and rate sensitive liabilities at June 30, 2019.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2019.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2019. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

June 30, 2019 Form 10‑Q

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

August 08, 2019	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

August 08, 2019	W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)