Form 10-Q
period 2019-09-30
HAWTHORN BANCSHARES, INC.
filed 2019-11-07
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 6,276,236 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and due from banks	$22,856	$23,687
Federal funds sold and other interest-bearing deposits	21,559	18,396
Cash and cash equivalents	44,415	42,083
Certificates of deposit in other banks	11,601	12,247
Available-for-sale debt securities, at fair value	181,270	218,205
Other investments	6,210	5,675
Total investment securities	187,480	223,880
Loans	1,151,518	1,146,627
Allowances for loan losses	(12,178)	(11,652)
Net loans	1,139,340	1,134,975
Premises and equipment - net	35,754	34,894
Mortgage servicing rights	2,575	2,931
Other real estate owned - net	12,878	13,691
Accrued interest receivable	6,215	6,162
Cash surrender value - life insurance	2,385	2,542
Other assets	6,695	8,277
Total assets	$1,449,338	$1,481,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$284,452	$262,857
Savings, interest checking and money market	550,350	614,040
Time deposits $250,000 and over	94,970	104,900
Other time deposits	207,635	216,671
Total deposits	1,137,407	1,198,468
Federal funds purchased and securities sold under agreements to repurchase	27,191	24,647
Federal Home Loan Bank advances and other borrowings	106,980	95,153
Subordinated notes	49,486	49,486
Operating lease liabilities	2,285	—
Accrued interest payable	1,020	1,035
Other liabilities	12,155	13,479
Total liabilities	1,336,524	1,382,268
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,519,874 and 6,278,481 shares, respectively	6,520	6,279
Surplus	55,727	50,173
Retained earnings	58,275	54,105
Accumulated other comprehensive loss, net of tax	(2,664)	(6,099)
Treasury stock; 243,638 shares, at cost	(5,044)	(5,044)
Total stockholders’ equity	112,814	99,414
Total liabilities and stockholders’ equity	$1,449,338	$1,481,682

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$14,806	$13,252	$43,662	$38,329
Interest on investment securities:
Taxable	831	1,089	2,857	3,141
Nontaxable	119	146	408	451
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	103	205	897	500
Dividends on other investments	66	59	199	162
Total interest income	15,925	14,751	48,023	42,583
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,047	1,468	4,217	3,899
Time deposit accounts $250,000 and over	475	391	1,761	825
Time deposits	801	520	2,268	1,566
Total interest expense on deposits	2,323	2,379	8,246	6,290
Interest on federal funds purchased and securities sold under agreements to repurchase	34	166	110	526
Interest on Federal Home Loan Bank advances	619	314	1,699	1,042
Interest on subordinated notes	588	584	1,821	1,635
Total interest expense on borrowings	1,241	1,064	3,630	3,203
Total interest expense	3,564	3,443	11,876	9,493
Net interest income	12,361	11,308	36,147	33,090
Provision for loan losses	450	250	850	1,000
Net interest income after provision for loan losses	11,911	11,058	35,297	32,090
NON-INTEREST INCOME
Service charges and other fees	953	942	2,701	2,760
Bank card income and fees	794	699	2,282	2,064
Trust department income	371	276	960	867
Real estate servicing fees, net	36	192	38	574
Gain on sale of mortgage loans, net	215	205	499	592
Other	55	50	157	113
Total non-interest income	2,424	2,364	6,637	6,970
Investment securities (loss) gain, net	(40)	50	(40)	256
Gain on branch sale, net	109	—	2,183	—
NON-INTEREST EXPENSE
Salaries and employee benefits	5,366	5,543	16,220	17,413
Occupancy expense, net	909	749	2,348	2,162
Furniture and equipment expense	671	785	2,166	2,104
Processing, network, and bank card expense	893	841	2,867	2,589
Legal, examination, and professional fees	316	289	948	913
Advertising and promotion	343	297	884	840
Postage, printing, and supplies	181	256	650	749
Other	911	1,168	3,066	3,368
Total non-interest expense	9,590	9,928	29,149	30,138
Income before income taxes	4,814	3,544	14,928	9,178
Income tax expense	954	446	2,882	1,083
Net income	3,860	3,098	$12,046	$8,095
Basic earnings per share	$0.62	$0.49	$1.92	$1.29
Diluted earnings per share	$0.62	$0.49	$1.92	$1.29

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Net income	$3,860	$3,098	$12,046	$8,095
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Unrealized gain (loss) on investment securities available-for-sale, net of tax	280	(936)	3,357	(3,093)
Adjustment for gain on sale of investment securities, net of tax	32	—	32	—
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	15	44	46	129
Total other comprehensive income (loss)	327	(892)	3,435	(2,964)
Total comprehensive income	$4,187	$2,206	$15,481	$5,131

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, June 30, 2018	$6,047	$50,456	$49,594	$(7,734)	$(5,230)	$93,133
Net income	—	—	3,098	—	—	3,098
Other comprehensive loss	—	—	—	(892)	—	(892)
Issuance of stock under equity compensation plan	—	(51)	—	—	186	135
Stock dividend	232	(232)	—	—	—	—
Cash dividends declared, common stock	—	—	(602)	—	—	(602)
Balance, September 30, 2018	$6,279	$50,173	$52,090	$(8,626)	$(5,044)	$94,872

Balance, December 31, 2017	$6,047	$45,442	$50,595	$(5,662)	$(5,051)	$91,371
Net income	—	—	8,095	—	—	8,095
Other comprehensive loss	—	—	—	(2,964)	—	(2,964)
Issuance of stock under equity compensation plan	—	(51)	—	—	186	135
Purchase of treasury stock	—	—	—	—	(179)	(179)
Stock dividend	232	4,782	(5,014)	—	—	—
Cash dividends declared, common stock	—	—	(1,586)	—	—	(1,586)
Balance, September 30, 2018	$6,279	$50,173	$52,090	$(8,626)	$(5,044)	$94,872

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, June 30, 2019	$6,279	$55,968	$55,168	$(2,991)	$(5,044)	$109,380
Net income	—	—	3,860	—	—	3,860
Other comprehensive income	—	—	—	327	—	327
Stock dividend	241	(241)	—	—	—	—
Cash dividends declared, common stock	—	—	(753)	—	—	(753)
Balance, September 30, 2019	$6,520	$55,727	$58,275	$(2,664)	$(5,044)	$112,814

Balance, December 31, 2018	$6,279	$50,173	$54,105	$(6,099)	$(5,044)	$99,414
Net income	—	—	12,046	—	—	12,046
Other comprehensive income	—	—	—	3,435	—	3,435
Stock dividend	241	5,554	(5,795)	—	—	—
Cash dividends declared, common stock	—	—	(2,081)	—	—	(2,081)
Balance, September 30, 2019	$6,520	$55,727	$58,275	$(2,664)	$(5,044)	$112,814

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$12,046	$8,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	850	1,000
Depreciation expense	1,505	1,321
Net amortization of investment securities, premiums, and discounts	1,023	1,121
Change in fair value of mortgage servicing rights	543	40
Investment securities (loss) gain, net	40	(256)
Loss on sales and dispositions of premises and equipment	53	3
Gain on sales and dispositions of other real estate	(102)	—
Gain on branch sale, net	(2,183)	—
Provision for other real estate owned	49	26
Operating lease expense	(140)	—
Increase in accrued interest receivable	(53)	(357)
Increase in cash surrender value - life insurance	(65)	(51)
Decrease in other assets	878	849
(Decrease) increase in accrued interest payable	(15)	436
Decrease in other liabilities	(1,466)	(1,038)
Origination of mortgage loans for sale	(29,443)	(29,197)
Proceeds from the sale of mortgage loans	28,275	30,049
Gain on sale of mortgage loans, net	(499)	(592)
Other, net	(187)	(199)
Net cash provided by operating activities	11,109	11,250
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(988)	(8,783)
Proceeds from maturities of certificates of deposit in other banks	1,634	—
Net increase in loans	(3,959)	(48,675)
Purchase of available-for-sale debt securities	(20,423)	(102,953)
Proceeds from maturities of available-for-sale debt securities	29,460	25,782
Proceeds from calls of available-for-sale debt securities	9,620	1,685
Proceeds from sales of available-for-sale debt securities	21,503	77,168
Purchases of FHLB stock	(6,522)	(2,367)
Proceeds from sales of FHLB stock	5,988	3,903
Purchases of premises and equipment	(1,903)	(1,374)
Proceeds from sales of premises and equipment	6	13
Proceeds from Bank owned life insurance policy	222	—
Payment for branch sale, net	(6,700)	—
Proceeds from sales of other real estate and repossessed assets	1,277	372
Net cash provided by (used in) investing activities	29,215	(55,229)
Cash flows from financing activities:
Net increase in demand deposits	27,285	11,996
Net (decrease) increase in interest-bearing transaction accounts	(60,433)	24,748
Net (decrease) increase in time deposits	(17,284)	20,178
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,544	5,100
Repayment of FHLB advances and other borrowings	(166,647)	(173,619)
FHLB advances	178,474	130,950
Issuance of stock under equity compensation plan	—	135
Purchase of treasury stock	—	(179)
Cash dividends paid - common stock	(1,931)	(1,390)
Net cash (used in) provided by financing activities	(37,992)	17,919
Net increase (decrease) in cash and cash equivalents	2,332	(26,060)
Cash and cash equivalents, beginning of year	42,083	62,878
Cash and cash equivalents, end of year	$44,415	$36,818
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,891	$9,058
Income taxes	$2,280	$50
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$411	$589
Net deposits and fixed assets transferred to other assets related to the Branson branch sale	$(8,885)	$—
Right of use assets obtained in exchange for new operating lease liabilities	$2,424	$—
Stock dividends	$5,795	$5,014

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

Summary of Recent Transactions and Events On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of the Company, completed the sale of its branch located in Branson, Missouri with total deposits of approximately $10.6 million to Branson Bank in Branson, Missouri. The transaction excludes loans assigned to the branch. The sale resulted in a pre-tax gain of approximately $2.2 million, or $1.7 million after tax.

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

(2)   Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Commercial, financial, and agricultural	$193,267	$207,720
Real estate construction - residential	23,782	28,610
Real estate construction - commercial	124,389	106,784
Real estate mortgage - residential	248,435	241,517
Real estate mortgage - commercial	530,010	529,536
Installment and other consumer	31,635	32,460
Total loans	$1,151,518	$1,146,627

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At September 30, 2019, loans of $501.0 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended September 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,783	$69	$704	$1,772	$6,109	$307	$139	$11,883
Additions:
Provision for loan losses	155	3	97	252	(15)	62	(104)	450
Deductions:
Loans charged off	61	—	—	86	6	60	—	213
Less recoveries on loans	(12)	(12)	—	(8)	(7)	(19)	—	(58)
Net loan charge-offs (recoveries)	49	(12)	—	78	(1)	41	—	155
Balance at end of period	$2,889	$84	$801	$1,946	$6,095	$328	$35	$12,178

	Nine Months Ended September 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Additions:
Provision for loan losses	(232)	(81)	44	30	1,193	60	(164)	850
Deductions:
Loans charged off	255	—	—	266	21	151	—	693
Less recoveries on loans	(139)	(25)	—	(111)	(9)	(85)	—	(369)
Net loan charge-offs (recoveries)	116	(25)	—	155	12	66	—	324
Balance at end of period	$2,889	$84	$801	$1,946	$6,095	$328	$35	$12,178

	Three Months Ended September 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,943	$201	$905	$2,109	$3,630	$413	$11	$11,212
Additions:
Provision for loan losses	(420)	26	(159)	255	444	39	65	250
Deductions:
Loans charged off	75	—	—	32	5	74	—	186
Less recoveries on loans	(38)	(13)	—	(9)	(2)	(20)	—	(82)
Net loan charge-offs (recoveries)	37	(13)	—	23	3	54	—	104
Balance at end of period	$3,486	$240	$746	$2,341	$4,071	$398	$76	$11,358

	Nine Months Ended September 30, 2018
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,325	$170	$807	$1,689	$4,437	345	$79	$10,852
Additions:
Provision for loan losses	478	80	(31)	672	(366)	170	(3)	1,000
Deductions:
Loans charged off	378	48	30	64	34	181	—	735
Less recoveries on loans	(61)	(38)	—	(44)	(34)	(64)	—	(241)
Net loan charge-offs (recoveries)	317	10	30	20	—	117	—	494
Balance at end of period	$3,486	$240	$746	$2,341	$4,071	$398	$76	$11,358

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$361	$—	$—	$296	$34	$17	$—	$708
Collectively evaluated for impairment	2,528	84	801	1,650	6,061	311	35	11,470
Total	$2,889	$84	$801	$1,946	$6,095	$328	$35	$12,178
Loans outstanding:
Individually evaluated for impairment	$1,578	$—	$145	$3,902	$1,469	$161	$—	$7,255
Collectively evaluated for impairment	191,689	23,782	124,244	244,533	528,541	31,474	—	1,144,263
Total	$193,267	$23,782	$124,389	$248,435	$530,010	$31,635	$—	$1,151,518

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$551	$—	$—	$579	$37	$27	$—	$1,194
Collectively evaluated for impairment	2,686	140	757	1,492	4,877	307	199	10,458
Total	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Loans outstanding:
Individually evaluated for impairment	$2,428	$—	$153	$4,793	$850	$254	$—	$8,478
Collectively evaluated for impairment	205,292	28,610	106,631	236,724	528,686	32,206	—	1,138,149
Total	$207,720	$28,610	$106,784	$241,517	$529,536	$32,460	$—	$1,146,627

Impaired Loans

Loans evaluated under ASC 310‑10‑35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450‑20. Impaired loans individually evaluated for impairment totaled $7.3 million and $8.5 million at September 30, 2019 and December 31, 2018, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2019, $2.9 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $3.8 million at December 31, 2018. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2019, $708,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling $7.3 million compared to $1.2 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $8.5 million at December 31, 2018. Management determined that $1.6 million, or 23%, of total impaired loans required no reserve allocation at September 30, 2019 compared to $2.1 million, or 25%, at December 31, 2018, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Non-accrual and non-performing TDRs	$4,623	$5,414
Performing TDRs	2,632	3,064
Total impaired loans	$7,255	$8,478

The following tables provide additional information about impaired loans at September 30, 2019 and December 31, 2018, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2019
With no related allowance recorded:
Commercial, financial and agricultural	$496	$837	$—
Real estate - construction commercial	145	177	—
Real estate - residential	606	684	—
Real estate - commercial	377	394
Installment and other consumer	13	13	—
Total	$1,637	$2,105	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,082	$1,163	$361
Real estate - residential	3,296	3,635	296
Real estate - commercial	1,092	1,219	34
Installment and other consumer	148	176	17
Total	$5,618	$6,193	$708
Total impaired loans	$7,255	$8,298	$708

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$851	$—	$1,375	$—	$1,036	$—	$1,334	$1
Real estate - construction commercial	146	—	161	—	149	—	82	—
Real estate - residential	1,301	—	1,037	3	651	—	929	9
Real estate - commercial	380	—	120	3	393	—	30	22
Installment and other consumer	4	—	91	—	3	—	34	—
Total	$2,682	$—	$2,784	$6	$2,232	$—	$2,409	$32
With an allowance recorded:
Commercial, financial and agricultural	$1,086	$9	$1,423	$8	$1,095	$30	$1,507	$23
Real estate - construction residential	—	—	—	—	—	—	15	—
Real estate - construction commercial	—	—	—	—	—	—	24	—
Real estate - residential	2,818	21	4,076	25	3,881	68	4,211	71
Real estate - commercial	1,112	9	1,443	13	788	25	1,649	24
Installment and other consumer	188	1	197	—	221	2	186	1
Total	$5,204	$40	$7,139	$46	$5,985	$125	$7,592	$119
Total impaired loans	$7,886	$40	$9,923	$52	$8,217	$125	$10,001	$151

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $40,000 and $125,000 for the three and nine months ended September

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

30, 2019, respectively, compared to $52,000 and $151,000 for the three and nine months ended September 30, 2018, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2019 and December 31, 2018.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2019
Commercial, Financial, and Agricultural	$192,142	$98	$—	$1,027	$193,267
Real Estate Construction - Residential	23,782	—	—	—	23,782
Real Estate Construction - Commercial	124,177	67	—	145	124,389
Real Estate Mortgage - Residential	245,379	705	193	2,158	248,435
Real Estate Mortgage - Commercial	528,539	360	—	1,111	530,010
Installment and Other Consumer	31,402	106	4	123	31,635
Total	$1,145,421	$1,336	$197	$4,564	$1,151,518
December 31, 2018
Commercial, Financial, and Agricultural	$205,597	$266	$—	$1,857	$207,720
Real Estate Construction - Residential	28,404	206	—	—	28,610
Real Estate Construction - Commercial	106,531	100	—	153	106,784
Real Estate Mortgage - Residential	235,734	2,907	156	2,720	241,517
Real Estate Mortgage - Commercial	527,968	1,094	—	474	529,536
Installment and Other Consumer	32,002	242	6	210	32,460
Total	$1,136,236	$4,815	$162	$5,414	$1,146,627

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses are identified that may result in the borrower being unable to meet repayment terms or the Company’s credit position could deteriorate at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a troubled debt restructuring  (TDR) when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs that are accruing interest are classified as performing TDRs. Loans classified as TDRs, that are not accruing interest are classified as nonperforming TDRs and are included with all other nonaccrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful.

The following table presents the risk categories by class at September 30, 2019 and December 31, 2018.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At September 30, 2019
Watch	$13,083	$679	$7,172	$14,453	$36,393	$—	$71,780
Substandard	1,257	—	—	1,336	685	3	3,281
Performing TDRs	551	—	—	1,685	358	38	2,632
Non-accrual and non-performing TDRs	1,027	—	145	2,217	1,111	123	4,623
Total	$15,918	$679	$7,317	$19,691	$38,547	$164	$82,316
At December 31, 2018
Watch	$8,871	$588	$4,063	$12,790	$36,408	$8	$62,728
Substandard	53	—	—	1,411	702	3	2,169
Performing TDRs	570	—	—	2,073	377	44	3,064
Non-accrual and non-performing TDRs	1,857	—	153	2,720	474	210	5,414
Total	$11,351	$588	$4,216	$18,994	$37,961	$265	$73,375

Troubled Debt Restructurings

At September 30, 2019, loans classified as TDRs totaled $4.0 million, of which $1.4 million were classified as non-performing TDRs and $2.6 million were classified as performing TDRs. At December 31, 2018, loans classified as TDRs totaled $5.0 million, of which $2.0 million were classified as non-performing TDRs and $3.0 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $471,000 and $543,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2019 and December 31, 2018, respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended September 30,
	2019			2018
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	—	$—	$—	2	$353	$353
Installment and other consumer	—	—	—	1	112	53
Total	—	$—	$—	3	$465	$406

	Nine Months Ended September 30,
	2019			2018
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	2	$80	$76	2	$353	$353
Real estate mortgage - residential	—	—	—	1	75	74
Installment and other consumer	—	—	—	5	160	3
Total	2	$80	$76	8	$588	$430

(1)

The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans and two loans meeting the TDR criteria that were modified during the three and nine months ended September 30, 2019, compared to three and eight loans during the three and nine months ended September 30, 2018.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There was one loan and no loans modified as a TDR that defaulted during any of the three and nine months ended September 30, 2019 and 2018, respectively, and within twelve months of their modification date.  See Lending and Credit Management section for further information.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)   Other Real Estate Acquired in Settlement of Loans

	September 30,	December 31,
(in thousands)	2019	2018
Commercial	$1,155	$1,168
Real estate construction - residential	—	179
Real estate construction - commercial	11,553	12,101
Real estate mortgage - residential	286	336
Real estate mortgage - commercial	2,871	2,909
Total	$15,865	$16,693
Less valuation allowance for other real estate owned	(2,987)	(3,002)
Total other real estate owned	$12,878	$13,691

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$16,066	$16,453	$16,693	$16,598
Additions	68	207	411	589
Proceeds from sales	(352)	(68)	(1,277)	(372)
Charge-offs against the valuation allowance for other real estate owned, net	—	(20)	(64)	(245)
Net gain (loss) on sales	83	(2)	102	—
Total other real estate owned	$15,865	$16,570	$15,865	$16,570
Less valuation allowance for other real estate owned	(2,987)	(3,002)	(2,987)	(3,002)
Balance at end of period	$12,878	$13,568	$12,878	$13,568

At September 30, 2019,  $252,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $200,000 of consumer mortgage loans at December 31, 2018.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance, beginning of period	$2,956	$3,022	$3,002	$3,221
Provision for other real estate owned	31	—	49	26
Charge-offs	—	(20)	(64)	(245)
Balance, end of period	$2,987	$3,002	$2,987	$3,002

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2019 and December 31, 2018 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2019
U.S. Treasury	$985	$10	$—	$995
U.S. government and federal agency obligations	8,495	—	(30)	8,465
Government sponsored enterprises	22,786	50	(38)	22,798
Obligations of states and political subdivisions	29,341	144	(61)	29,424
Mortgage-backed securities	115,261	542	(569)	115,234
Other debt securities (a)	3,000	51	—	3,051
Bank issued trust preferred securities (a)	1,486	—	(183)	1,303
Total available-for-sale securities	$181,354	$797	$(881)	$181,270

December 31, 2018
U.S. Treasury	$1,984	$—	$(32)	$1,952
U.S. government and federal agency obligations	10,235	—	(269)	9,966
Government sponsored enterprises	43,784	23	(472)	43,335
Obligations of states and political subdivisions	40,859	28	(501)	40,386
Mortgage-backed securities	121,230	72	(3,110)	118,192
Other debt securities (a)	3,000	—	—	3,000
Bank issued trust preferred securities (a)	1,486	—	(112)	1,374
Total available-for-sale securities	$222,578	$123	$(4,496)	$218,205

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

Debt securities with carrying values aggregating approximately $117.9 million and $153.0 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2019, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$8,962	$8,951
Due after one year through five years	36,227	36,256
Due after five years through ten years	10,910	10,926
Due after ten years	9,994	9,903
Total	66,093	66,036
Mortgage-backed securities	115,261	115,234
Total available-for-sale securities	$181,354	$181,270

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

(in thousands)	September 30, 2019	December 31, 2018
Other securities:
FHLB stock	$6,046	$5,512
MIB stock	151	151
Equity securities with readily determinable fair values	13	12
Total other investment securities	$6,210	$5,675

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2019
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government and federal agency obligations	6,310	(25)	1,913	(5)	8,223	(30)
Government sponsored enterprises	4,539	(6)	8,466	(32)	13,005	(38)
Obligations of states and political subdivisions	9,098	(45)	2,891	(16)	11,989	(61)
Mortgage-backed securities	8,624	(24)	46,968	(545)	55,592	(569)
Other debt securities	—	—	—	—	—	—
Bank issued trust preferred securities	—	—	1,303	(183)	1,303	(183)
Total	$28,571	$(100)	$61,541	$(781)	$90,112	$(881)

(in thousands)
At December 31, 2018
U.S. Treasury	$—	$—	$1,952	$(32)	$1,952	$(32)
U.S. government and federal agency obligations	—	—	9,966	(269)	9,966	(269)
Government sponsored enterprises	1,997	(3)	33,346	(469)	35,343	(472)
Obligations of states and political subdivisions	5,851	(16)	28,832	(485)	34,683	(501)
Mortgage-backed securities	10,085	(61)	99,321	(3,049)	109,406	(3,110)
Bank issued trust preferred securities	—	—	1,374	(112)	1,374	(112)
Total	$17,933	$(80)	$174,791	$(4,416)	$192,724	$(4,496)

The total available for sale portfolio consisted of approximately 314 securities at September 30, 2019. The portfolio included 144 securities having an aggregate fair value of $90.1 million that were in a loss position at September 30, 2019. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $61.5 million at fair value at September 30, 2019. The $881,000 aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2019 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 366 securities at December 31, 2018. The portfolio included 317 securities having an aggregate fair value of $192.7 million that were in a loss position at December 31, 2018. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $174.8 million at fair value at December 31, 2018. The $4.5 million aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2018 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2019 and December 31, 2018, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Investment securities (losses) gains, net
Available for sale securities:
Gains realized on sales	$6	$47	$6	$253
Losses realized on sales	(46)	—	(46)	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	—	3	—	3
Investment securities (losses) gains, net	$(40)	$50	$(40)	$256

During the three and nine months ended September 30, 2019, the Company received $21.5 million from the proceeds from the sale of available for sale debt securities. During the three and nine months ended September 30, 2018, the Company received $25.4 million and $77.2 million, respectively, from proceeds from a series of short-term sales of U.S. Treasury securities purchased with repurchase agreements, and recognized gains of $47,000 and $253,000, respectively, in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019.

(5)   Intangible Assets

Mortgage Servicing Rights

At September 30, 2019, the Company was servicing approximately $270.8 million of loans sold to the secondary market compared to $279.9 million at December 31, 2018, and $282.9 million at September 30, 2018. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $205,000 and $581,000 for the three and nine months ended September 30, 2019, respectively, compared to $201,000 and $614,000 for the three and nine months ended September 30, 2018, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$2,657	$2,813	$2,931	$2,713
Originated mortgage servicing rights	88	66	187	198
Changes in fair value:
Due to changes in model inputs and assumptions (1)	(77)	70	(318)	203
Other changes in fair value (2)	(93)	(78)	(225)	(243)
Total changes in fair value	(170)	(8)	(543)	(40)
Balance at end of period	$2,575	$2,871	$2,575	$2,871

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,
	2019	2018
Weighted average constant prepayment rate	13.27%	9.36%
Weighted average note rate	3.95%	3.92%
Weighted average discount rate	8.75%	10.36%
Weighted average expected life (in years)	4.8	6.1

(6)   Federal funds purchased and securities sold under agreements to repurchase

	September 30,	December 31,
(in thousands)	2019	2018
Federal funds purchased	$—	$8,000
Repurchase agreements	27,191	16,647
Total	$27,191	$24,647

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At September 30, 2019
U.S. Treasury	$756	$—	$—	$756
Government sponsored enterprises	9,364	—	—	9,364
Asset-backed securities	17,071	—	—	17,071
Total	$27,191	$—	$—	$27,191

At December 31, 2018
U.S. Treasury	$1,464	$—	$—	$1,464
Government sponsored enterprises	12,976	—	—	12,976
Asset-backed securities	2,207	—	—	2,207
Total	$16,647	$—	$—	$16,647

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of September 30, 2019, operating ROU assets and liabilities were $2.3 million and $2.3 million, respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2019, the weighted-average remaining lease term on these operating leases is approximately 8.7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

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

Operating lease cost, which is comprised of amortization of the right-of-use asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost for the three and nine months ended September 30, 2019 was $86,000 and $202,000,  respectively.

At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $20,000 and $71,000 for the three and nine months ended September 30, 2019, respectively, compared to $41,000 and $127,000 for the three and nine months ended September 30, 2018, respectively.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2019 (excluding nine months ended September 30, 2019)	$83
2020	334
2021	317
2022	310
2023	312
Thereafter	1,345
Total lease payments	2,701
Less imputed interest	(416)
Total lease liabilities, as reported	$2,285

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.8% and 19.3% for the three and nine months ended September 30, 2019, respectively, compared to 12.6% and 11.8% for the three and nine months ended September 30, 2018, respectively.

The change in the effective tax rate for both the three and nine months ended September 30, 2019 over the three and nine months ended September 30, 2018, was primarily due to the final impacts of the Tax Cuts and Jobs Act which decreased the 2018 tax rate. In addition, the 2019 tax rate increased due to additional taxable income, which included a $2.2 million pre-tax gain from the sale of the Branson branch. Without the impact of these items, the year-to-date 2018 and 2019 tax rates would have been approximately 17.0% and 18.8%, respectively.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of September 30, 2019. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible. The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and nine months ended September 30, 2019 and 2018, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(3,455)	$(2,644)	$(6,099)
Other comprehensive income, before reclassifications	4,250	58	4,308
Amounts reclassified from accumulated other comprehensive (loss) income	40	—	40
Current period other comprehensive income, before tax	4,290	58	4,348
Income tax expense	(901)	(12)	(913)
Current period other comprehensive income, net of tax	3,389	46	3,435
Balance at end of period	$(66)	$(2,598)	$(2,664)

	Nine Months Ended September 30, 2018

		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(2,500)	$(3,162)	$(5,662)
Other comprehensive (loss) income, before reclassifications	(3,915)	164	(3,751)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive (loss) income, before tax	(3,915)	164	(3,751)
Income tax benefit (expense)	822	(35)	787
Current period other comprehensive (loss) income, net of tax	(3,093)	129	(2,964)
Balance at end of period	$(5,593)	$(3,033)	$(8,626)

(1)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in investment securities (loss) gain, net in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Payroll taxes	$256	$261	$871	$913
Medical plans	432	490	1,359	1,650
401(k) match and profit sharing	349	261	929	684
Periodic pension cost	358	470	1,073	1,280
Other	15	12	40	37
Total employee benefits	$1,410	$1,494	$4,272	$4,564

The Company’s profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company makes annual contributions in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions.

Other Plans

On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (SERP) which became effective on January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.

As of September 30, 2019, the accrued liability was $560,000 and the expense for the three and nine months ended September 30, 2019 was $80,000 and $240,000,  respectively, and is recognized over the required service period. After the plan was adopted in November 2018, $320,000 was accrued and recognized over the required service period.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2019	2018
Service cost - benefits earned during the year	$1,431	$1,707
Interest costs on projected benefit obligations (a)	1,168	1,037
Expected return on plan assets (a)	(1,467)	(1,327)
Expected administrative expenses (a)	122	93
Amortization of prior service cost (a)	79	79
Amortization of unrecognized net loss (a)	—	140
Net periodic pension cost	$1,333	$1,729

Net periodic pension cost for the three months ended September 30, (actual)	$358	$470
Net periodic pension cost for the nine months ended September 30, (actual)	$1,073	$1,280

(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

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

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Net income available to shareholders	$3,860	$3,098	$12,046	$8,095
Average shares outstanding	6,276,236	6,264,200	6,276,236	6,265,290
Basic earnings per share	$0.62	$0.49	$1.92	$1.29
Diluted earnings per share:
Net income available to shareholders	$3,860	$3,098	$12,046	$8,095
Average shares outstanding	6,276,236	6,264,200	6,276,236	6,265,290
Effect of dilutive stock options	—	6,617	—	6,740
Average shares outstanding including dilutive stock options	6,276,236	6,270,817	6,276,236	6,272,030
Diluted earnings per share	$0.62	0.49	$1.92	1.29

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no outstanding stock options for any of the three and nine months ended September 30, 2019 and 2018, respectively, that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

On September 18, 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. During the three months ended September 30, 2019, no shares of the Company's common stock were purchased by or on behalf of the Company or affiliated purchasers.

(12)   Fair Value Measurements

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows. During the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, there were no transfers into or out of Levels 1‑3.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Assets:
U.S. Treasury	$995	$995	—	$—
U.S. government and federal agency obligations	8,465	—	8,465	—
Government sponsored enterprises	22,798	—	22,798	—
Obligations of states and political subdivisions	29,424	—	29,424	—
Mortgage-backed securities	115,234	—	115,234	—
Other debt securities	3,051	—	3,051	—
Bank-issued trust preferred securities	1,303	—	1,303	—
Equity securities	13	13	—	—
Mortgage servicing rights	2,575	—	—	2,575
Total	$183,858	$1,008	$180,275	$2,575

December 31, 2018
Assets:
U.S. Treasury	$1,952	$1,952	—	$—
U.S. government and federal agency obligations	9,966	—	9,966	—
Government sponsored enterprises	43,335	—	43,335	—
Obligations of states and political subdivisions	40,386	—	40,386	—
Mortgage-backed securities	118,192	—	118,192	—
Other debt securities	3,000	—	3,000	—
Bank-issued trust preferred securities	1,374	—	1,374	—
Equity securities	12	12	—	—
Mortgage servicing rights	2,931	—	—	2,931
Total	$221,148	$1,964	$216,253	$2,931

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	Significant Unobservable Inputs		Significant Unobservable Inputs
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$2,657	$2,813	$2,931	$2,713
Total (losses) or gains (realized/unrealized):
Included in earnings	(170)	(8)	(543)	(40)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	88	66	187	198
Settlements	—	—	—	—
Balance at end of period	$2,575	$2,871	$2,575	$2,871

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September, 2019, the Company identified $2.9 million in collateral dependent impaired loans that had specific allowances for losses aggregating $398,000. Related to these loans, there were $77,000 and $204,000 in charge-offs recorded during the three and nine months ended September 30, 2019, respectively. As of September 30, 2018, the Company identified $4.2 million in collateral dependent impaired loans that had specific allowances for losses aggregating $891,000. Related to these loans, there were $53,000 and $303,000 in charge-offs recorded during the three and nine months ended September 30, 2018, respectively.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active			Three Months	Nine Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2019
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$529	$—	$—	$529	$(22)	$(132)
Real estate construction - commercial	145	—	—	145	—	—
Real estate mortgage - residential	933	—	—	933	(45)	(45)
Real estate mortgage - commercial	860	—	—	860	(6)	(15)
Installment and other consumer	13	—	—	13	(4)	(12)
Total	$2,480	$—	$—	$2,480	$(77)	$(204)
Other real estate and repossessed assets	$12,878	$—	$—	$12,878	$10	$(166)

September 30, 2018
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,549	$—	$—	$1,549	$(21)	$(187)
Real estate construction - commercial	158	—	—	158	—	(27)
Real estate mortgage - residential	1,156	—	—	1,156	(32)	(44)
Real estate mortgage - commercial	399	—	—	399	—	(20)
Installment and other consumer	—	—	—	—	—	(25)
Total	$3,262	$—	$—	$3,262	$(53)	$(303)
Other real estate and repossessed assets	$13,373	$—	$—	$13,373	$(3)	$(29)

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 is as follows:

			September 30, 2019
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2019		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$22,856	$22,856	$22,856	$—	$—
Federal funds sold and overnight interest-bearing deposits	21,559	21,559	21,559	—	—
Certificates of deposit in other banks	11,601	11,601	11,601	—	—
Available for sale securities	181,270	181,270	995	180,275	—
Other investment securities	6,210	6,210	13	6,197	—
Loans, net	1,139,340	1,132,835	—	—	1,132,835
Mortgage servicing rights	2,575	2,575	—	—	2,575
Cash surrender value - life insurance	2,385	2,385	—	2,385	—
Accrued interest receivable	6,215	6,215	6,215	—	—
	$1,394,011	$1,387,506	$63,239	$188,857	$1,135,410
Liabilities:
Deposits:
Non-interest bearing demand	$284,452	$284,452	$284,452	$—	$—
Savings, interest checking and money market	550,350	550,350	550,350	—	—
Time deposits	302,605	303,092	—	—	303,092
Federal funds purchased and securities sold under agreements to repurchase	27,191	27,191	27,191	—	—
Federal Home Loan Bank advances and other borrowings	106,980	93,751	—	93,751	—
Subordinated notes	49,486	43,393	—	43,393	—
Operating lease liabilities	2,285	2,285		2,285
Accrued interest payable	1,020	1,020	1,020	—	—
	$1,324,369	$1,305,534	$863,013	$139,429	$303,092

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2019, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	September 30,	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$246,058	$267,314
Commitments to originate residential first and second mortgage loans	9,582	1,759
Standby letters of credit	70,250	82,895
Total	325,890	351,968

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2019.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.4 billion in assets at September 30, 2019, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2019 and 2018, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Per Share Data
Basic earnings per share	$0.62	$0.49	$1.92	$1.29
Diluted earnings per share	0.62	0.49	1.92	1.29
Cash dividends paid on common stock	724	579	1,931	1,390
Common stock dividend	5,795	5,014	5,795	5,014
Book value per share			17.97	15.14
Market price per share			23.83	21.88
Selected Ratios
(Based on average balance sheets)
Return on total assets	1.07%	0.85%	1.09%	0.75%
Return on stockholders' equity	13.72%	13.02%	15.03%	11.69%
Stockholders' equity to total assets	7.79%	6.50%	7.22%	6.42%
Efficiency ratio (1)	64.86%	72.62%	68.13%	75.23%
Net interest spread	3.32%	3.05%	3.15%	3.06%
Net interest margin	3.64%	3.31%	3.47%	3.29%

(Based on end-of-period data)
Stockholders' equity to assets			7.78%	6.54%
Total risk-based capital ratio			14.47%	13.54%
Tier 1 risk-based capital ratio			12.60%	11.31%
Common equity Tier 1 capital			9.50%	8.60%
Tier 1 leverage ratio (2)			10.69%	9.35%

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

Income Statement Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income - GAAP	$3,860	$3,098	$12,046	$8,095
Effect of net gain on branch sale (a)	(86)	—	(1,725)	—
Net income - non-GAAP	$3,774	$3,098	$10,321	$8,095

Per Share Data
Basic earnings per share - GAAP	$0.62	$0.49	$1.92	$1.29
Effect of net gain on branch sale (a)	(0.01)	—	(0.27)	—
Basic earnings per share - non-GAAP	$0.61	$0.49	$1.65	$1.29
Diluted earnings per share - GAAP	$0.62	$0.49	$1.92	$1.29
Effect of net gain on branch sale (a)	(0.01)	—	(0.27)	—
Diluted earnings per share - non-GAAP	$0.61	$0.49	$1.65	$1.29

Key Ratios
Return on average total assets - GAAP	1.07%	0.85%	1.09%	0.75%
Effect of net gain on branch sale (a)	(0.02)%	—%	(0.16)%	—%
Return on average total assets - non-GAAP	1.05%	0.85%	0.93%	0.75%
Return on average stockholders' equity - GAAP	13.72%	13.02%	15.03%	11.69%
Effect of net gain on branch sale (a)	(0.31)%	—%	(2.15)%	—%
Return on average stockholders' equity - non-GAAP	13.41%	13.02%	12.88%	11.69%

(a) The gain on the sale of the Branson Branch was $0.1 million pre-tax and $0.1 million after tax for the three months ended September 30, 2019 and $2.2 million pre-tax and $1.7 million after tax for the nine months ended September 30, 2019.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net interest income	$12,361	$11,308	$1,053	9.3%	$36,147	$33,090	$3,057	9.2%
Provision for loan losses	450	250	200	80.0	850	1,000	(150)	(15.0)
Non-interest income	2,424	2,364	60	2.5	6,637	6,970	(333)	(4.8)
Investment securities (losses) gains, net	(40)	50	(90)	(180.0)	(40)	256	(296)	(115.6)
Gain on branch sale, net	109	—	109	—	2,183	—	2,183	NM
Non-interest expense	9,590	9,928	(338)	(3.4)	29,149	30,138	(989)	(3.3)
Income before income taxes	4,814	3,544	1,270	35.8	14,928	9,178	5,750	62.6
Income tax expense	954	446	508	113.9	2,882	1,083	1,799	166.1
Net income	$3,860	$3,098	$762	24.6%	$12,046	$8,095	$3,951	48.8%

Consolidated net income of $3.9 million, or $0.62 per diluted share, for the three months ended September 30, 2019 increased $762,000 compared to $3.1 million, or $0.49 per diluted share, for the three months ended September 30, 2018. For the three months ended September 30, 2019, the return on average assets was 1.07%, the return on average stockholders’ equity was 13.72%, and the efficiency ratio was 64.86%.

Consolidated net income of $12.0 million, or $1.92 per diluted share, for the nine months ended September 30, 2019 increased $3.9 million compared to $8.1 million, or $1.29 per diluted share, for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the return on average assets was 1.09%, the return on average stockholders’ equity was 15.03%, and the efficiency ratio was 68.13%.

Net interest income was $12.4 million and $36.1 million for the three and nine months ended September 30, 2019, respectively, compared to $11.3 million and $33.1 million for the three and nine months ended September 30, 2018, respectively.  The net interest margin (expressed on a fully taxable equivalent basis) increased to 3.64% for the three months ended September 30, 2019, compared to 3.31% for the three months ended September 30, 2018, and increased to 3.47% for the nine months ended September 30, 2019 compared to 3.29% for the nine months ended September 30, 2018. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $450,000 and $850,000 provision for loan losses was recorded for the three and nine months ended September 30, 2019, respectively, compared to a $250,000 and $1 million provision for the three and nine months ended September 30, 2018, respectively.

The Company’s net loan charge-offs were $155,000, or 0.01% of average loans, and $324,000, or 0.03% of average loans, for the three and nine months ended September 30, 2019, respectively, compared to net charge-offs of $104,000, or 0.01% of average loans, and $494,000, or 0.05%  of average loans, for the three and nine months ended September 30, 2018, respectively.

Non-performing loans totaled $4.8 million, or 0.41% of total loans, at September 30, 2019 compared to $5.6 million, or 0.49% of total loans, at December 31, 2018, and $6.3 million, or 0.56% of total loans, at September 30, 2018. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $60,000, or 2.5%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and decreased $333,000, or 4.8%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities (losses) gains, net of $(40,000) were recorded for both the three and nine months ended September 30, 2019, respectively, compared to $50,000 and $256,000 for the three and nine months ended September 30, 2018, respectively. Securities gains for both the three and nine months ended September 30, 2018 included gains realized from a series of short-term sales of U.S. Treasury securities with repurchase agreements in order to generate capital gains to offset capital losses expiring in 2018 and 2019.

Gain on branch sale, net On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of Hawthorn Bancshares, Inc., completed the sale of its branch located in Branson, Missouri to Branson Bank, Branson, Missouri. The Company sold the land and building for $3.5 million with a net book value of $1.7 million and transferred approximately $10.6 million in deposits, subject to future adjustments required in the definitive agreement for a deposit premium of 4.1%, or $0.3 million, excluding future contingent adjustments. The sale resulted in a pre-tax gain of approximately $2.2 million, or $1.7 million after tax for the nine months ended September 30, 2019. Included in the current quarter's net income the final pretax gain on the sale of our Branson branch of $0.1 million, or $0.1 million after tax, was recognized resulting from contingent deposit accounts.

Non-interest expense decreased  $338,000, or 3.4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and decreased $989,000, or 3.3%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,
	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$198,444	$2,777	5.55%	$199,911	$2,556	5.07%
Real estate construction - residential	24,895	369	5.88	29,444	404	5.44
Real estate construction - commercial	122,179	1,614	5.24	108,916	1,368	4.98
Real estate mortgage - residential	248,210	3,229	5.16	246,568	3,020	4.86
Real estate mortgage - commercial	527,324	6,538	4.92	482,800	5,662	4.65
Installment and other consumer	31,649	354	4.44	33,494	331	3.92
Total loans	$1,152,701	$14,881	5.12%	$1,101,133	$13,341	4.81%
Investment securities: (3)
U.S. Treasury	$1,340	$7	2.07%	$11,119	$66	2.36%
U.S. government and federal agency obligations	33,249	150	1.79	57,080	259	1.80
Obligations of states and political subdivisions	30,129	219	2.88	40,957	267	2.59
Mortgage-backed securities	119,911	595	1.97	125,976	683	2.15
Other debt securities	4,415	63	5.66	4,485	63	5.57
Total investment securities	$189,044	$1,034	2.17%	$239,617	$1,338	2.22%
Other investment securities	5,968	66	4.39	4,737	59	4.94
Federal funds sold and interest bearing deposits in other financial institutions	16,375	103	2.50	32,831	205	2.48
Total interest earning assets	$1,364,088	$16,084	4.68%	$1,378,318	$14,943	4.30%
All other assets	80,345			84,359
Allowance for loan losses	(11,933)			(11,341)
Total assets	$1,432,500			$1,451,336
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$165,275	$272	0.65%	$204,370	$513	1.00%
Savings	98,008	26	0.11	96,548	13	0.05
Interest checking	11,807	62	2.08	3,051	6	0.78
Money market	271,068	687	1.01	312,597	936	1.19
Time deposits	324,081	1,276	1.56	319,809	911	1.13
Total interest bearing deposits	$870,239	$2,323	1.06%	$936,375	$2,379	1.01%
Federal funds purchased and securities sold under agreements to repurchase	21,947	34	0.61	36,743	166	1.79
Federal Home Loan Bank advances and other borrowings	100,990	619	2.43	71,780	314	1.74
Subordinated notes	49,486	588	4.71	49,486	584	4.68
Total borrowings	$172,423	$1,241	2.86%	$158,009	$1,064	2.67%
Total interest bearing liabilities	$1,042,662	$3,564	1.36%	$1,094,384	$3,443	1.25%
Demand deposits	263,336			250,624
Other liabilities	14,879			11,944
Total liabilities	1,320,877			1,356,952
Stockholders' equity	111,623			94,384
Total liabilities and stockholders' equity	$1,432,500			$1,451,336
Net interest income (FTE)		$12,520			$11,500
Net interest spread			3.32%			3.05%
Net interest margin			3.64%			3.31%

(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended September 30, 2019 and 2018 respectively. Such adjustments totaled $159,000 and $192,000 for the three months ended September 30, 2019 and 2018, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

	Nine Months Ended September 30,
	2019			2018
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$202,708	$8,408	5.55%	$198,074	$7,362	4.97%
Real estate construction - residential	26,623	1,195	6.00	29,208	1,135	5.20
Real estate construction - commercial	115,923	4,536	5.23	104,335	3,774	4.84
Real estate mortgage - residential	246,996	9,456	5.12	247,165	8,846	4.79
Real estate mortgage - commercial	528,152	19,263	4.88	476,724	16,546	4.64
Installment and other consumer	31,895	1,035	4.34	32,838	938	3.82
Total loans	$1,152,297	$43,893	5.09%	$1,088,344	$38,601	4.74%
Investment securities: (3)
U.S. Treasury	$2,160	$35	2.17%	$16,857	$205	1.63%
U.S. government and federal agency obligations	43,982	621	1.89	53,600	690	1.72
Obligations of states and political subdivisions	35,876	743	2.77	42,347	858	2.71
Mortgage-backed securities	120,698	1,961	2.17	126,092	2,009	2.13
Other debt securities	4,389	190	5.79	4,485	184	5.49
Total investment securities	$207,105	$3,550	2.29%	$243,381	$3,946	2.17%
Other investment securities	5,709	199	4.66	5,042	162	4.30
Federal funds sold and interest bearing deposits in other financial institutions	47,724	897	2.51	32,416	500	2.06
Total interest earning assets	$1,412,835	$48,539	4.59%	$1,369,183	$43,209	4.22%
All other assets	82,791			84,485
Allowance for loan losses	(11,874)			(11,121)
Total assets	$1,483,752			$1,442,547
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$208,639	$1,708	1.09%	$225,376	$1,605	0.95%
Savings	95,792	65	0.09	96,024	36	0.05
Interest checking	11,572	170	1.96	2,855	16	0.75
Money market	280,643	2,273	1.08	290,374	2,242	1.03
Time deposits	341,466	4,030	1.58	308,243	2,391	1.04
Total interest bearing deposits	$938,112	$8,246	1.18%	$922,872	$6,290	0.91%
Federal funds purchased and securities sold under agreements to repurchase	21,716	110	0.68	43,101	526	1.63
Federal Home Loan Bank advances and other borrowings	94,969	1,699	2.39	80,745	1,042	1.73
Subordinated notes	49,486	1,821	4.92	49,486	1,635	4.42
Total borrowings	$166,171	$3,630	2.92%	$173,332	$3,203	2.47%
Total interest bearing liabilities	$1,104,283	$11,876	1.44%	$1,096,204	$9,493	1.16%
Demand deposits	257,157			241,618
Other liabilities	15,143			12,179
Total liabilities	1,376,583			1,350,001
Stockholders' equity	107,169			92,546
Total liabilities and stockholders' equity	$1,483,752			$1,442,547
Net interest income (FTE)		$36,663			$33,716
Net interest spread			3.15%			3.06%
Net interest margin			3.47%			3.29%

(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the nine months ended September 30, 2019 and 2018, respectively. Such adjustments totaled $516,000 and $626,000 for the nine months ended September 30, 2019 and 2018, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (4)
Commercial	$221	$(19)	$240	$1,046	$175	$871
Real estate construction - residential	(35)	(65)	30	60	(106)	166
Real estate construction - commercial	246	173	73	762	439	323
Real estate mortgage - residential	209	20	189	610	(6)	616
Real estate mortgage - commercial	876	540	336	2,717	1,847	870
Installment and other consumer	23	(19)	42	97	(28)	125
Investment securities: (3)
U.S. Treasury	(59)	(52)	(7)	(170)	(222)	52
U.S. government and federal agency obligations	(109)	(107)	(2)	(69)	(132)	63
Obligations of states and political subdivisions	(48)	(77)	29	(115)	(134)	19
Mortgage-backed securities	(88)	(32)	(56)	(48)	(87)	39
Other debt securities	—	(1)	1	6	(4)	10
Other investment securities	7	14	(7)	37	22	15
Federal funds sold and interest bearing deposits in other financial institutions	(102)	(104)	2	397	271	126
Total interest income	1,141	271	870	5,330	2,035	3,295
Interest expense:
NOW accounts	(241)	(86)	(155)	103	(125)	228
Savings	13	—	13	29	—	29
Interest checking	56	35	21	154	101	53
Money market	(249)	(115)	(134)	31	(76)	107
Time deposits	365	12	353	1,639	281	1,358
Federal funds purchased and securities sold under agreements to repurchase	(132)	(50)	(82)	(416)	(191)	(225)
Federal Home Loan Bank advances and other borrowings	305	154	151	657	206	451
Subordinated notes	4	—	4	186	—	186
Total interest expense	121	(50)	171	2,383	196	2,187
Net interest income on a fully taxable equivalent basis	$1,020	$321	$699	$2,947	$1,839	$1,108

(1)Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended September 30, 2019 and 2018, respectively. Such adjustments totaled $159,000 and $516,000 for the three and nine months ended September 30, 2019, respectively, compared to $192,000 and $626,000 for the three and nine months ended September 30, 2018, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Average balances based on amortized cost.

(4)Fees and costs on loans are included in interest income.

Financial results for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018, reflected an increase in net interest income, on a tax equivalent basis, of $1.0 million, or 8.87%, and financial results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 reflected an increase in net interest income of $2.9 million, or 8.74%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.64% for the quarter ended September 30, 2019, compared to 3.31% for the quarter ended September 30, 2018, and increased to 3.47% for the nine months ended September 30, 2019 compared to 3.29% for the nine months ended September 30, 2018. Net interest income and net interest margin increased primarily due to an increase in average balances and rates earned on loans in the three and nine month comparative periods.

Average interest-earning assets decreased $14.2 million, or 1.03%, to $1.36 billion for the three months ended September 30, 2019 compared to $1.38 billion for the three months ended September 30, 2018, and average interest bearing liabilities decreased $51.7 million, or 4.73%, to $1.04 billion for the three months ended September 30, 2019 compared to $1.09 billion for the three months ended September 30, 2018.

Average interest-earning assets increased $43.7 million, or 3.19%, to $1.41 billion for the nine months ended September 30, 2019 compared to $1.37 billion for the nine months ended September 30, 2018, and average interest bearing liabilities increased $8.1 million, or 0.74%, to $1.10 billion for the nine months ended September 30, 2019 compared to $1.10 billion for the nine months ended September 30, 2018.

Total interest income (expressed on a fully taxable equivalent basis) was $16.1 million and $48.5 million for the three and nine months ended September 30, 2019, respectively, compared to $14.9 million and $43.2 million for the three and nine months ended September 30, 2018, respectively. The Company’s rates earned on interest earning assets were 4.68%  and 4.59%  for the three and nine months ended September 30, 2019, respectively, compared to 4.30%  and 4.22%  for the three and nine months ended September 30, 2018, respectively.

Interest income on loans increased to $14.9 million and $43.9 million for the three and nine months ended September 30, 2019, respectively, compared to $13.3 million and $38.6 million for the three and nine months ended September 30, 2018, respectively.

Average loans outstanding increased $51.6 million, or 4.68%, to $1.15 billion for the three months ended September 30, 2019 compared to $1.10 billion for the three months ended September 30, 2018. The average yield on loans increased to 5.12% for the three months ended September 30, 2019 compared to 4.81% for the three months ended September 30, 2018.

Average loans outstanding increased $64.0 million, or 5.88%, to $1.15 billion for the nine months ended September 30, 2019 compared to $1.09 billion for the nine months ended September 30, 2018. The average yield on loans increased to 5.09% for the nine months ended September 30, 2019 compared to 4.74% for the nine months ended September 30, 2018. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense increased to $3.6 million and $11.9 million for the three and nine months ended September 30, 2019, respectively, compared to $3.4 million and $9.5 million for the three and nine months ended September 30, 2018, respectively. The Company’s rates paid on interest bearing liabilities were 1.36% and 1.44% for the three and nine months ended September 30, 2019, respectively, compared to 1.25%  and 1.16%  for the three and nine months ended September 30, 2018, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits increased to $2.3 million and $8.2 million for the three and nine months ended September 30, 2019, respectively, compared to $2.4 million and $6.3 million for the three and nine months ended September 30, 2018, respectively.

Average interest bearing deposits decreased $66.1 million, or 7.06%, to $870.2 million for the three months ended September 30, 2019 compared to $936.4 million for the three months ended September 30, 2018.  These decreases were primarily due to a  decrease in public funds resulting from the loss of a public fund account at renewal,  and decreases in NOW accounts, and money market accounts due to lower market rates paid during the current quarter. The average cost of deposits increased to 1.06% for the three months ended September 30, 2019 compared to 1.01% for the three months ended September 30, 2018. The increase was primarily due to generally higher market interest rates quarter over quarter.

Average interest bearing deposits increased $15.2 million, or 1.7%, to $938.1 million for the nine months ended September 30, 2019 compared to $922.9 million for the nine months ended September 30, 2018. These increases were primarily due to increases in brokered deposits. The average cost of deposits increased to 1.18% for the nine months ended September 30, 2019 compared to 0.91% for the nine months ended September 30, 2018.  The increase was primarily due to generally higher market interest rates year over year.

Interest expense on borrowings increased to $1.2 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $3.2 million for the three and nine months ended September 30, 2018, respectively.

Average borrowings increased to $172.4 million for the three months ended September 30, 2019 compared to $158.0 million for the three months ended September 30, 2018.  The increase in average borrowings was primarily due to an increase in FHLB advances to fund liquidity needs. The average cost of borrowings increased to 2.86% for the three months ended September 30, 2019 compared to 2.67% for the three months ended September 30, 2018. The increase in cost of funds primarily resulted from higher market interest rates.

Average borrowings decreased to $166.2 million for the nine months ended September 30, 2019 compared to $173.3 million for the nine months ended September 30, 2018. The decrease in average borrowings was primarily due to the $21.4 million decrease in average repurchase agreements due to a tax initiative involving short sales of a U.S. Treasury security funded by a repurchase agreement during the nine months ended September 30, 2018.  The increase was partially offset by an increase in FHLB advances to fund liquidity needs during 2019. The average cost of borrowings increased to 2.92% for the  nine months ended September 30, 2019 compared to 2.47% for the nine months ended September 30, 2018.  The increase in cost of funds primarily resulted from higher market interest rates.  See the Liquidity Management section for further discussion.

Non-interest income and expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Non-interest income
Service charges and other fees	$953	$942	$11	1.2%	$2,701	$2,760	$(59)	(2.1)%
Bank card income and fees	794	699	95	13.6	2,282	2,064	218	10.6
Trust department income	371	276	95	34.4	960	867	93	10.7
Real estate servicing fees, net	36	192	(156)	(81.3)	38	574	(536)	(93.4)
Gain on sales of mortgage loans, net	215	205	10	4.9	499	592	(93)	(15.7)
Other	55	50	5	10.0	157	113	44	38.9
Total non-interest income	$2,424	$2,364	$60	2.5%	$6,637	$6,970	$(333)	(4.8)%
Non-interest income as a % of total revenue *	16.4%	17.3%			15.5%	17.4%

*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $60,000, or 2.5%, to $2.4 million for the quarter ended September 30, 2019 compared to $2.4 million for the quarter ended September 30, 2018, and decreased $333,000, or 4.8%, to $6.6 million for the nine months ended September 30, 2019 compared to $7.0 million for the nine months ended September 30, 2018.

Bank card income and fees increased $95,000, or 13.6%, to $794,000 for the quarter ended September 30, 2019 compared to $699,000 for the quarter ended September 30, 2018, and increased $218,000, or 10.6%, to $2.3 million for the nine months ended September 30, 2109 compared to $2.1 million for the nine months ended September 30, 2018. The increase in both periods presented was primarily due to increases in volume in debit card, credit card, and merchant service income.

Trust department income increased $95,000, or 34.4%, to $371,000 for the quarter ended September 30, 2019 compared to $276,000 for the quarter ended September 30, 2018, and increased $93,000, or 10.7%, to $960,000 for the nine months ended September 30, 2109 compared to $867,000 for the nine months ended September 30, 2018. The increase in both periods presented was primarily due to one-time fees received during the third quarter ended September 30, 2019.

Real estate servicing fees, net of the change in valuation of mortgage serving rights (MSRs) decreased $156,000 to $36,000 for the quarter ended September 30, 2019 compared to $192,000 for the quarter ended September 30, 2018, and decreased $536,000 to $38,000 for the nine months ended September 30, 2019 compared to $574,000 for the nine months ended September 30, 2018. The decreases in the periods presented were primarily due to decreases in fair value of the MSRs resulting from lower market interest rates that increased loan prepayments.

Mortgage loan servicing fees earned on loans sold were $205,000 and $581,000 for the three and nine months ended September 30, 2019, respectively, compared to $201,000 and $614,000 for the three and nine months ended September 30, 2018, respectively. The Company was servicing $270.8 million of mortgage loans at September 30, 2019 compared to $279.9 million and $282.9 million at December 31, 2018 and September 30, 2018, respectively.

Gain on sales of mortgage loans increased $10,000, or 4.9%, to $215,000 for the quarter ended September 30, 2019 compared to $205,000 for the quarter ended September 30, 2018, and decreased $93,000, or 15.7%, to $499,000 for the nine months ended September 30, 2019 compared to $592,000 for the nine months ended September 30, 2018.  The increase for the quarter ended September 30, 2019 over the quarter ended September 30, 2018 was primarily due to an increase in refinancing activity during the current quarter due to the decrease in market interest rates. The decrease in the nine months ended September 30, 2019 over the nine months ended September 30, 2018  was primarily due to lower loan origination volume in comparative periods. The Company sold $13.3 million of loans for the three months ended September 30, 2019 compared to $10.3 million for the three months ended September 30, 2018, and $28.3 million for the nine months ended September 30, 2019 compared to $30.0 million for the nine months ended September 30, 2018.

Other Income increased $5,000, or 10.0%, to $55,000 for the quarter ended September 30, 2019 compared to $50,000 for the quarter ended September 30, 2018, and increased $44,000, or 38.9%, to $157,000 for the nine months ended September 30, 2109 compared to $113,000 for the nine months ended September 30, 2018. The increase in both periods presented was primarily due to increases in insurance commissions and rental income received on a  bank owned building in other real estate owned.

Investment securities (losses) gains, net for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Investment securities (losses) gains, net
Available for sale securities:
Gains realized on sales	$6	$47	$6	$253
Losses realized on sales	(46)	—	(46)	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	—	3	—	3
Investment securities (losses) gains, net	$(40)	$50	$(40)	$256

During the three and nine months ended September 30, 2019, the Company received $21.5 million of proceeds from the sale of available for sale debt securities. During the three and nine months ended September 30, 2018, the Company received $25.4 million and $77.2 million, respectively, of proceeds from a series of short-term sales of U.S. Treasury securities purchased with repurchase agreements, and recognized gains of $47,000 and $253,000, respectively, in order to generate capital gains to offset capital losses that were to expire during 2018 and 2019.

Gain on branch sale, net

On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of Hawthorn Bancshares, Inc., completed the sale of its branch located in Branson, Missouri to Branson Bank, Branson, Missouri. The Company sold the land and building for $3.5 million with a net book value of $1.7 million and transferred approximately $10.6 million in deposits, subject to future adjustments required in the definitive agreement for a deposit premium of 4.1%, or $0.3 million, excluding future contingent adjustments. The sale resulted in a pre-tax gain of $0.1 million and $0.1 million after tax for the three months ended September 30, 2019 and $2.2 million and $1.7 million after tax for the nine months ended September 30, 2019.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Non-interest expense
Salaries	$3,956	$4,049	$(93)	(2.3)%	$11,948	$12,849	$(901)	(7.0)%
Employee benefits	1,410	1,494	(84)	(5.6)	4,272	4,564	(292)	(6.4)
Occupancy expense, net	909	749	160	21.4	2,348	2,162	186	8.6
Furniture and equipment expense	671	785	(114)	(14.5)	2,166	2,104	62	2.9
Processing, network and bank card expense	893	841	52	6.2	2,867	2,589	278	10.7
Legal, examination, and professional fees	316	289	27	9.3	948	913	35	3.8
Advertising and promotion	343	297	46	15.5	884	840	44	5.2
Postage, printing, and supplies	181	256	(75)	(29.3)	650	749	(99)	(13.2)
Other	911	1,168	(257)	(22.0)	3,066	3,368	(302)	(9.0)
Total non-interest expense	$9,590	$9,928	$(338)	(3.4)%	$29,149	$30,138	$(989)	(3.3)%
Efficiency ratio*	64.9%	72.6%			68.1%	75.2%
Number of full-time equivalent employees					277	299

*Efficiency ratio is calculated as non-interest expense as a percent of revenue.

Total revenue includes net interest income and non-interest income.

Total non-interest expense decreased $338,000, or 3.4%, to $9.6 million for the quarter ended September 30, 2019 compared to $9.9 million for the quarter ended September 30, 2018, and decreased $989,000, or 3.3%, to $29.1 million for the nine months ended September 30, 2019 compared to $30.1 million for the nine months ended September 30, 2018.

Salaries decreased $93,000, or 2.3%, to $4.0 million for the quarter ended September 30, 2019 compared to $4.0 million for the quarter ended September 30, 2018, and decreased $901,000, or 7.0%, to $11.9 million for the nine months ended September 30, 2019 compared to $12.8 million for the nine months ended September 30, 2018.  The decrease in all periods presented was primarily due to a reduction of 22 full-time equivalent employees. In addition, a bonus was paid in February 2018 to all eligible full-time and part-time employees resulting from the expected tax savings from the Tax Act.

Employee benefits decreased $84,000, or 5.6%, to $1.4 million for the quarter ended September 30, 2019 compared to $1.5 million for the quarter ended September 30, 2018, and decreased $292,000, or 6.4%, to $4.3 million for the nine months ended September 30, 2019 compared to $4.6 million for the nine months ended September 30, 2018. The decrease in all periods presented was primarily due to a decrease in medical plan premiums due to a reduction of employees as mentioned above, and a decrease in pension expense. The decreases were partially offset by an increase in the employer 401(k) and profit-sharing contributions.

Occupancy expense increased $160,000, or 21.4%, to $909,000 for the quarter ended September 30, 2019 compared to $749,000 for the quarter ended September 30, 2018, and increased $186,000, or 8.6%, to $2.3 million for the nine months ended September 30, 2019 compared to $2.2 million for the nine months ended September 30, 2018.  The increase for all periods presented was primarily due to an increase in building and parking lot repairs and maintenance and building lease expense primarily related to the Company's new Columbia branch location. These increases were partially offset by a decrease in depreciation, utilities, and other occupancy expense due to the reduction of three branch locations since 2018.

Furniture and equipment expense decreased $114,000, or 14.5%, to $671,000 for the quarter ended September 30, 2019 compared to $749,000 for the quarter ended September 30, 2018, and increased $62,000, or 2.9%, to $2.2 million for the nine months ended September 30, 2019 compared to $2.1 million for the nine months ended September 30, 2018. The decrease for the quarter ended September 30, 2019 over the quarter ended September 30, 2018 was primarily due to the timing of payments for reoccurring core maintenance agreements in the third quarter of 2018. The increase for the nine months ended September 30, 2019 over the nine months ended September 30, 2018 was primarily due to an increase in the monthly cost to maintain the Company's hosted network, and the replacement of several computers below the Company's capitalization threshold.

Processing, network, and bank card expense increased $52,000, or 6.2%, to $893,000 for the quarter ended September 30, 2019 compared to $841,000 for the quarter ended September 30, 2018, and increased $278,000, or 10.7%, to $2.9 million for the nine months ended September 30, 2019 compared to $2.6 million for the nine months ended September 30, 2018.  The increases in all periods presented were primarily due to an increase in debit and credit card processing expenses.

Other non-interest expense decreased $257,000, or 22.0%, to $911,000 for the quarter ended September 30, 2019 compared to $1.2 million for the quarter ended September 30, 2018, and decreased $302,000, or 9.0%, to $3.1 million for the nine months ended September 30, 2019 compared to $3.4 million for the nine months ended September 30, 2018. The decreases in all periods presented were primarily related to a FDIC assessment credit received in the third quarter of 2019 and improvements made during 2018 to a  former branch location to be listed for sale and is currently being rented. These decreases were partially offset by increases in software expense.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.8% and 19.3% for the three and nine months ended September 30, 2019, respectively, compared to 12.6% and 11.8% for the three and nine months ended September 30, 2018, respectively.

The change in the effective tax rate for both the three and nine months ended September 30, 2019 over the three and nine months ended September 30, 2018, was primarily due to the final impacts of the Tax Cuts and Jobs Act which decreased the 2018 tax rate. In addition, the 2019 tax rate increased due to additional taxable income, which included a $2.2 million pre-tax gain from the sale of the Branson branch. Without the impact of these items, the year-to-date 2018 and 2019 tax rates would have been approximately 17.0% and 18.8%, respectively. The Company expects the effective tax rate to range between 18.5% and 19.5% going forward as the mix between taxable and tax-exempt income shifts.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 78.6% of total assets as of September 30, 2019 compared to 76.6% as of December 31, 2018.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Commercial, financial, and agricultural	$193,267	$207,720
Real estate construction - residential	23,782	28,610
Real estate construction - commercial	124,389	106,784
Real estate mortgage - residential	248,435	241,517
Real estate mortgage - commercial	530,010	529,536
Installment and other consumer	31,635	32,460
Total loans	$1,151,518	$1,146,627
Percent of categories to total loans:
Commercial, financial, and agricultural	16.8%	18.1%
Real estate construction - residential	2.1	2.5
Real estate construction - commercial	10.8	9.3
Real estate mortgage - residential	21.6	21.1
Real estate mortgage - commercial	46.0	46.2
Installment and other consumer	2.7	2.8
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2019, the Company sold approximately  $28.3 million of loans to investors, compared to $30.0 million for the nine months ended September 30, 2018. At September 30, 2019, the Company was servicing approximately $270.8 million of loans sold to the secondary market compared to $279.9 million at December 31, 2018, and $282.9 million at September 30, 2018.

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

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,	September 30,
(In thousands)	2019	2018	2018
Nonaccrual loans:
Commercial, financial, and agricultural	$1,027	$1,857	$2,296
Real estate construction - residential	—	—	—
Real estate construction - commercial	145	153	158
Real estate mortgage - residential	2,158	2,720	2,768
Real estate mortgage - commercial	1,111	474	597
Installment and other consumer	123	210	226
Total	$4,564	$5,414	$6,045
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$—	$—	$8
Real estate construction - residential	—	—	—
Real estate construction - commercial	—	—	—
Real estate mortgage - residential	193	156	212
Real estate mortgage - commercial	—	—	—
Installment and other consumer	4	6	15
Total	$197	$162	$235
Total non-performing loans (a)	4,761	5,576	6,280
Other real estate owned and repossessed assets	12,878	13,691	13,373
Total non-performing assets	$17,639	$19,267	$19,653

Loans (c)	$1,149,268	$1,146,044	$1,115,641
Allowance for loan losses to loans	1.06%	1.02%	1.02%
Non-performing loans to loans (a)	0.41%	0.49%	0.56%
Non-performing assets to loans (b)	1.53%	1.68%	1.76%
Non-performing assets to assets (b)	1.22%	1.30%	1.35%
Allowance for loan losses to non-performing loans	255.79%	208.97%	180.86%

(a)	Non-performing loans include loans 90 days past due and accruing, nonaccrual loans, and non-performing TDRs included in nonaccrual loans.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
(c)	Loan totals do not include loans held for sale.

Total non-performing assets were $17.6 million, or 1.53% of total loans, at September 30, 2019 compared to $19.3 million, or 1.68% of total loans, at December 31, 2018, and $19.7 million, or 1.76% of total loans, at September 30, 2018, respectively. Non-accrual loans included $1.3 million of loans classified as TDRs at September 30, 2019 compared to $2.0 million and $2.2 million at December 31, 2018 and September 30, 2018, respectively.

As of September 30, 2019, approximately $5.9 million compared to $5.2 million and $5.6 million at December 31, 2018 and September 30, 2018, respectively, of loans classified as substandard, which include performing TDRs, and are not included in the nonperforming asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at September 30, 2019 and December 31, 2018, respectively.

Non-accrual loans decreased $850,000 to  $4.6 million at September 30, 2019 compared to $5.4 million December 31, 2018. Loans past due 90 days and still accruing interest at September 30, 2019, were $197,000 compared to $162,000 at December 31, 2018. Other real estate and repossessed assets were $12.9 million at September 30, 2019 compared to $13.7 million at December 31, 2018. During the nine months ended September 30, 2019, $411,000 of nonaccrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $589,000 during the nine months ended September 30, 2018.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2019			December 31, 2018
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	7	$551	$178	6	$570	$174
Real estate mortgage - residential	6	1,685	38	9	2,073	72
Real estate mortgage - commercial	2	358	7	2	377	8
Installment and other consumer	3	38	3	3	44	4
Total performing TDRs	18	$2,632	$226	20	$3,064	$258
Non-performing TDRs
Commercial, financial and agricultural	6	$526	$109	5	$1,042	$94
Real estate mortgage - residential	6	753	129	5	867	182
Real estate mortgage - commercial	—	—	—	—	—	—
Installment and other consumer	2	72	7	2	72	9
Total non-performing TDRs	14	$1,351	$245	12	$1,981	$285
Total TDRs	32	$3,983	$471	32	$5,045	$543

At September 30, 2019, loans classified as TDRs totaled $4.0 million, with $471,000 of specific reserves, of which $1.4 million were classified as non-performing TDRs and $2.6 million were classified as performing TDRs. This compared to $5.0 million of loans classified as TDRs, with $543,000 of specific reserves, of which $2.0 million were classified as non-performing TDRs and $3.0 million were classified as performing TDRs at December 31, 2018. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent.  The net decrease in total TDRs from December 31, 2018 to September 30, 2019 was primarily due to $1.1 million of payments received on TDRs, partially offset by two new TDRs totaling $80,000. During the third quarter of 2019 commercial collateral sold contributed to the payments received.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2019	2018
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,889	$3,237
Real estate construction - residential	84	140
Real estate construction - commercial	801	757
Real estate mortgage - residential	1,946	2,071
Real estate mortgage - commercial	6,095	4,914
Installment and other consumer	328	334
Unallocated	35	199
Total	$12,178	$11,652

The allowance for loan losses (ALL) was $12.2 million, or 1.06%, of loans outstanding at September 30, 2019 compared to $11.7 million, or 1.02%, at December 31, 2018, and $11.4 million, or 1.02%, of loans outstanding at September 30,

2018. The ratio of the allowance for loan losses to nonperforming loans was 255.79% at September 30, 2019, compared to 208.97% at December 31, 2018, and 180.86% at September 30, 2018.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2019	2018
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$708	$1,194
Collectively evaluated for impairment - general reserves	11,470	10,458
Total	$12,178	$11,652

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2019, $708,000 of the Company’s ALL was allocated to impaired loans totaling approximately $7.3 million compared to $1.2 million of the Company’s ALL allocated to impaired loans totaling approximately $8.5 million at December 31, 2018. Management determined that $1.6 million, or 23%, of total impaired loans required no reserve allocation at September 30, 2019 compared to $2.1 million, or 25%, at December 31, 2018, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

The more significant changes from December 31, 2018 to September 30, 2019 in the allocations of the allowance for loan losses to the loan portfolios listed above included the following:

Real estate mortgage – commercial increased by $1.2 million primarily due to higher historical loss rates resulting from extending the look-back period back to the first quarter 2012. Commercial, financial, and agriculture decreased by $348,000 primarily due to a reduction in the qualitative risk factors associated with this portfolio.

Provision

A  $450,000 and $850,000 provision was required for the three and nine months ended September 30, 2019,  respectively, compared to a $250,000 and $1.0 million provision for the three and nine and months ended September 30, 2018, respectively.  The increase from the three month comparative period resulted from the extended look back period implemented in 2019 that increased the historical loss component of the reserve. The decrease from the nine month comparative period was primarily due to slower loan growth in the current nine month period that resulted in a slower growth in the calculated allowance for loan losses.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Analysis of allowance for loan losses:
Balance beginning of period	$11,883	$11,212	$11,652	$10,852
Charge-offs:
Commercial, financial, and agricultural	61	75	255	378
Real estate construction - residential	—	—	—	48
Real estate construction - commercial	—	—	—	30
Real estate mortgage - residential	86	32	266	64
Real estate mortgage - commercial	6	5	21	34
Installment and other consumer	60	74	151	181
Total charge-offs	213	186	693	735
Recoveries:
Commercial, financial, and agricultural	$12	$38	$139	$61
Real estate construction - residential	12	13	25	38
Real estate construction - commercial	—	—	—	—
Real estate mortgage - residential	8	9	111	44
Real estate mortgage - commercial	7	2	9	34
Installment and other consumer	19	20	85	64
Total recoveries	58	82	369	241
Net charge-offs	155	104	324	494
Provision for loan losses	450	250	850	1,000
Balance end of period	$12,178	$11,358	$12,178	$11,358

Net Loan Charge-offs

The Company’s net charge-offs were $155,000, or 0.01%, and $324,000, or 0.03%, of average loans for the three and nine months ended September 30, 2019 compared to net charge-offs of  $104,000, or 0.01%, and $494,000, or 0.05%, of average loans for the three and nine months ended September 30, 2018.

The decrease in net charge-offs for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to a $128,000 increase in recoveries primarily related to one commercial loan relationship recovery and one real estate mortgage – residential recovery received during the first quarter of 2019.

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

	September 30,	December 31,
(In thousands)	2019	2018
Federal funds sold and other overnight interest-bearing deposits	$21,559	$18,396
Certificates of deposit in other banks	11,601	12,247
Available-for-sale investment securities	181,270	218,205
Total	$214,430	$248,848

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $181.3 million at September 30, 2019 and included an unrealized net loss of $84,000. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $10.3 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2019 and December 31, 2018, the Company’s unpledged securities in the available for sale portfolio totaled approximately $63.4 million and $65.2 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,654	$9,397
Federal funds purchased and securities sold under agreements to repurchase	36,634	32,529
Other deposits	71,562	111,090
Total pledged, at fair value	$117,850	$153,016

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2019, such deposits totaled $1.0 billion and represented 88.0% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Core deposit base:
Non-interest bearing demand	$284,452	$262,857
Interest checking	170,661	215,432
Savings and money market	347,455	378,484
Other time deposits	198,705	211,715
Total	$1,001,273	$1,068,488

Time deposits and certificates of deposit of $250,000 and greater at September 30, 2019 and December 31, 2018 were $95.0 million and $104.9 million, respectively. The Company had brokered deposits totaling $37.3 million and $39.8 million at September 30, 2019 and December 31, 2018, respectively.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2019, under agreements with these unaffiliated banks, the Bank may borrow up to $50.0 million in federal funds on an unsecured basis and $16.3 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2019. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2019, there were  $27.2 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2019.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of September 30, 2019, the Bank had $107.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$27,191	$24,647
Federal Home Loan Bank advances	106,953	95,126
Subordinated notes	49,486	49,486
Other borrowings	27	27
Total	$183,657	$169,286

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

	September 30,				December 31,
	2019				2018
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$285,047	$9,452	$56,858	$351,357	$301,606	$9,160	$57,235	$368,001
Letters of credit	(70,250)	—	—	(70,250)	(80,000)	—	—	(80,000)
Advances outstanding	(106,953)	—	—	(106,953)	(95,126)	—	(8,000)	(103,126)
Total available	$107,844	$9,452	$56,858	$174,154	$126,480	$9,160	$49,235	$184,875

At September 30, 2019, loans of $501.0 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2019, investments totaling $18.6 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Sources and Uses of Funds

Cash and cash equivalents were $44.4 million at September 30, 2019 compared to $42.1 million at December 31, 2018. The $2.3 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2019. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $11.1 million for the nine months ended September 30, 2019.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio provided total cash of $29.2 million. The cash inflow primarily consisted of $60.6 million from maturities, calls, and sales of investment securities, partially offset by $20.4 million purchases of investment securities, $6.7 million payment for the branch sale, and $4.0 increase in loans.

Financing activities used cash of $38.0 million, resulting primarily from a $60.4 million decrease in interest bearing transaction accounts, and a $17.3 million decrease in time deposits, partially offset by a $27.3 million increase in demand deposits, and an $11.8 million increase in net FHLB advances. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2019.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $325.9 million in unused loan commitments and standby letters of credit as of September 30, 2019. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $1.9 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $5.5 million and $5.0 million in dividends to the Company during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents totaling $1.4 million and $1.3 million, respectively.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement will be phased in over four years beginning in 2016. The capital conservation buffer was phased in from  0.625% of risk-weighted assets beginning January 1, 2016 to 2.5% of risk weighted-assets by January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis. Under the Basel III requirements, at September 30, 2019 and December 31, 2018, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Required for Capital		Well-Capitalized				Minimum Capital
	Actual		Adequacy Purposes		Standard				Requirement
(in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio		Amount		Ratio
September 30, 2019
Total Capital (to risk-weighted assets):
Company	$175,816	14.47%	$97,199	8.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	172,929	14.27	96,921	8.00		121,151	10.00			127,209	10.50
Tier 1 Capital (to risk-weighted assets):
Company	$153,083	12.60%	$72,899	6.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	160,591	13.26	72,691	6.00		96,921	8.00			102,979	8.50
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$115,478	9.50%	$54,674	4.50%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	160,591	13.26	54,518	4.50		78,748	6.50			84,806	7.00
Tier 1 Capital (to adjusted average assets):
Company	$153,083	10.69%	$57,276	4.00%	$	N.A.	N.A	%	$	N.A.	N.A	%
Bank	160,591	11.27	57,008	4.00		71,260	5.00			57,008	4.00
(in thousands)
December 31, 2018
Total Capital (to risk-weighted assets):
Company	$165,325	13.28%	$99,578	8.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	163,814	13.19	99,327	8.00		124,159	10.00			130,367	10.50
Tier 1 Capital (to risk-weighted assets):
Company	$139,532	11.21%	$74,683	6.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	12.24	74,495	6.00		99,327	8.00			105,535	8.50
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$105,513	8.48%	$56,013	4.50%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	12.24	55,872	4.50		80,703	6.50			86,911	7.00
Tier 1 leverage ratio:
Company	$139,532	9.55%	$58,467	4.00%	$	N.A.	N.A.	%	$	N.A.	N.A	%
Bank	152,002	10.43	58,272	4.00		72,839	5.00			58,272	4.00

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2019 and December 31, 2018.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2019	2018
200	(0.97)%	0.26%
100	0.21%	1.17%
(100)	1.04%	3.39%
(200)	0.28%	4.19%

The change in our interest rate risk exposure from December 31, 2018 to September 30, 2019 was primarily due to the Company’s balance sheet becoming more balanced between rate sensitive assets and rate sensitive liabilities. The change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps does not exceed 104 bps, which is considered a minimal level of interest rate risk.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2019.

Item 4. Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2019. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There has been no change in our Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Financial Instruments In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2019. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company's consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements by assessing different credit risk models.  As a result of the FASB issuing a delay in the implementation of this ASU, the Company will extend its evaluation process over the new implementation deadline of 2022.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited) .

Item 1A.	Risk Factors	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. During the three months ended September 30, 2019, no shares of the Company's common stock were purchased by or on behalf of the Company or affiliated purchasers.

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

September 30, 2019 Form 10‑Q

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 07, 2019	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

November 07, 2019	W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)