Form 10-K
period 2019-12-31
HAWTHORN BANCSHARES, INC.
filed 2020-03-16
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the 5,184,346 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $26.80 closing price of such common equity on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $138,940,484. Aggregate market value excludes an aggregate of 1,091,890 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 11, 2020, the registrant had 6,519,874 shares of common stock, par value $1.00 per share, issued and 6,255,614 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report:  (1) 2019 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a "real estate investment trust" under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by Hawthorn Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404,665,296. As of December 31, 2019, the approximate aggregate book value of the mortgage loans and participation interests held by HB Realty was $482,301,083.

Initially, Hawthorn Bank was the sole common member and the sole preferred member of HB Realty, owning all 1,000 common shares and all 1,000 preferred shares. On April 1, 2018, Hawthorn Bank contributed all 1,000 common shares and 850 preferred shares to Jefferson City IHC, LLC, a Missouri limited liability company that is wholly owned by Hawthorn Bank ("JCIHC"). Under the IRC, a real estate investment trust must have at least one hundred (100) owners. Pursuant to a newly established Hawthorn Bank Real Estate Investment Trust Ownership Plan, Hawthorn Bank made available to certain employees of Hawthorn Bank, as an employee benefit, up to a total of 150 preferred shares of HB Realty. Each selected employee was given the opportunity to own one preferred share of HB Realty. These preferred shares were transferred to employees beginning in January 2019. Each preferred share is generally entitled to an annual dividend of thirty dollars ($30) and a liquidation amount of $500. Although dividends are not guaranteed, it is expected that HB Realty will pay dividends in December of each year. By virtue of its ownership of JCIHC, Hawthorn Bank indirectly owns the remaining economic interest associated with membership interests in HB Realty.

Through its ownership of JCIHC, Hawthorn Bank is, indirectly, the controlling member of HB Realty and is entitled to control the appointment of managers of HB Realty. The Board of Managers of HB Realty, which is responsible for the management of the business and affairs of HB Realty, is currently comprised of David T. Turner, Kathleen L. Bruegenhemke, Gregg A. Bexten and W. Bruce Phelps.

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

Employees

As of December 31, 2019, Hawthorn and its subsidiaries had approximately 273 full-time and 21 part-time employees.  None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

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

The Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, and Springfield, Missouri and its secondary service area of the nearby communities in Cole, Boone, Henry, Cass, Benton, and Greene counties of Missouri. Hawthorn Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the twelve banks within Cole county, the ninth largest (in terms of deposits) of thirty-one banks within Boone county, the largest (in terms of deposits) of the eight banks within Henry county, the third largest (in terms of deposits) of the eighteen banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.

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

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 capital (“CET1”), (2) additional tier 1 capital, and (3) tier 2 capital. CET1 capital generally includes common stock instruments and related surplus (net of treasury stock), retained earnings, and, subject to certain adjustments, minority common equity interests in subsidiaries, less goodwill and certain other adjustments. Tier 1 Capital generally includes CET1 Capital plus Additional Tier 1 Capital elements, such as non-cumulative perpetual preferred stock and similar instruments meeting specified criteria and minority interests in subsidiaries that do not satisfy the requirements for Common Equity Tier 1 Capital treatment.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the Capital Purchase Program or the Small Business Lending Fund) does not qualify as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These non-qualifying capital instruments, however, may be included in Tier 2 Capital. Tier 2 Capital may also include certain qualifying debt and the allowance for credit losses up to 1.25% of risk-weighted assets and other adjustments.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and investments in the capital of unconsolidated financial institutions be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Beginning April 1, 2020, this framework for regulatory capital deductions to CET1 will be simplified by increasing the deduction threshold to 25% at the individual level for each of the aforementioned categories.  Pursuant to the Basel III Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however,  “non-advanced approaches banking organizations,” including the Company and the Bank, could make a one-time permanent election to continue to exclude these items. The Company made its one-time, permanent election to continue to exclude AOCI from capital in its filing with the Federal Reserve Board for the quarter ended March 31, 2015. If the Company would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital.

The sum of the three tiers of capital less investments in unconsolidated subsidiaries represents the total capital. The risk-based capital ratios are calculated by dividing Common Equity Tier 1, Tier 1 and total capital by risk-weighted assets (including certain off-balance sheet activities).  Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	Common Equity Tier 1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets;

•	Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets;
•	Total risk-based capital ratio equal to at least 8% of its risk-weighted assets; and
•	Tier 1 capital to average consolidated assets (leverage ratio) of at least 4%.

In addition to the higher requirements, the Basel III Rules established bank holding companies are required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement began being phased in over four years beginning in 2016. On January 1, 2016, the first phase of the requirement went into effect at 0.625% of risk-weighted assets, and increased each subsequent year by an additional 0.625 percentage points, to reach its final level of 2.5% of risk weighted assets on January 1, 2019.  At December 31, 2019, the capital conservation buffer requirement of 2.5%, effectively raised the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

On December 31, 2019,  the Company was in compliance with the FRB's capital adequacy guidelines.  The Company's capital ratios calculated under the Basel III Rules (minimum plus a 2.5% capital conservation buffer) on December 31, 2019 are as follows:

	Common Equity Tier 1 Risk-	Tier 1 Risk-Based Capital	Total Risk-Based
Tier 1 Leverage Ratio (4%)	Based Capital Ratio (7.0%)	Ratio (8.5%)	Capital Ratio (10.5%)
(min requirement)	(min requirement plus buffer)	(min requirement plus buffer)	(min requirement plus buffer)
10.73%	9.86%	13.04%	14.89%

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") directs the federal banking agencies to develop a specified Community Bank Leverage Ratio, or CBLR, (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under this new rule, a qualifying community banking organization is eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election. The final rule is effective January 1, 2020, and banking organizations can use the CBLR for purposes of filing call reports commencing with the first quarter of 2020 (i.e., as of March 31, 2020).

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

•	a CBLR greater than 9%;
•	total consolidated assets of less than $10 billion;
•	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•	total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The CBLR is generally calculated in accordance with the regulations for calculating the Tier 1 leverage ratio under the regulatory capital framework discussed above and below, with certain specified exceptions.  As of December 31, 2019, the Company and the Bank each qualified to elect the community bank leverage ratio framework because they had a CBLR of greater than 9% and satisfied the other requirements. The Company does not have immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions.  As of December 31, 2019, the Bank was classified as "well-capitalized," which is required for Hawthorn to remain a financial holding company.

The capital ratios and classifications of the Bank as of December 31, 2019 and the minimum requirements to be considered well-capitalized are as follows:

Tier 1 Leverage Ratio	Common Equity Tier 1 Risk-	Tier 1 Risk-Based Capital	Total Risk-Based
(5.0% minimum	Based Capital Ratio (6.5%)	Ratio (8.0%)	Capital Ratio (10.0%)
requirement)	(min requirement)	(min requirement)	(min requirement)
11.18%	13.55%	13.55%	14.60%

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

Because We Primarily Serve Central And West Central Missouri, A Decline In The Local Economic Conditions Could Lower The Company's Profitability.  The profitability of Hawthorn is dependent on the profitability of its banking subsidiary, which operates out of central and west central Missouri.  The financial condition of this bank is affected by fluctuations in the economic conditions and business activity prevailing in the portion of Missouri in which its operations are located.  Although our customers' business and financial interests may extend well beyond our market areas, the financial conditions of both Hawthorn and its banking subsidiary would be adversely affected by deterioration in the general economic and real estate climate in Missouri.

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

The Company's Profitability Depends On The Bank's Asset Quality And Lending Risks.  Success in the banking industry largely depends on the quality of loans and other assets. A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The loan officers of Hawthorn's banking subsidiary are actively encouraged to identify deteriorating loans.  Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.  There is a degree of credit risk associated with any lending activity.  The Bank attempts to minimize its credit risk through loan diversification.  Although the Bank's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri.  Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri area and the level of non-performing assets is heavily dependent upon local conditions.  There can be no assurance that the level of the Bank's non-performing assets will not increase above current levels.  High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of Hawthorn and its banking subsidiary.

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

In June of 2016, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard, or CECL.  Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms.  This model will be replaced by the new CECL model that will become effective for us for the first interim and annual reporting periods beginning after December 15, 2019 (which, as a result of a FASB action, will become effective for the Company in January 2023). Under the new CECL model promulgated under ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", we will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The ASU will require new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

Management is currently evaluating the impact of these changes to our financial position and results of operations. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date. The allowance is a material estimate of ours, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. At this time, an estimate of the impact to the Company's financial statements is not known, but the impact could be significantly impacted by the composition, characteristics and quality of the underlying loan portfolio at the time of adoption. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements by assessing different credit risk models. As a result of the FASB issuing a delay in the implementation of this ASU, the Company will extend its evaluation process over the new implementation deadline of January 2023.

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

The profitability of the Bank depends of its continued ability to attract new customers and compete in it service areas. Increased competition in our markets from new competitors, as well as the expanding operations of existing competitors, may result in:

•	interest rate changes to various types of accounts
•	a decrease in the amounts of the Bank's loans and deposits
•	reduced spreads between loan rates and deposit rates
•	loan terms that are less favorable to the Bank.

Any of these results could have a material adverse impact on the Bank's market share of deposits and loans in the Bank's service areas. If the Bank is unable to successfully compete, its financial condition and results of operations will be adversely affected.

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

The EGRRCPA directs the federal banking agencies to develop a specified Community Bank Leverage Ratio (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules effective January 1, 2020 that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under this new rule, a qualifying community banking organization is eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election. The final rule is described in more detail above under the section entitled "Regulatory Capital Requirements." As of December 31, 2019, the Company and the Bank each qualified to elect the community bank leverage ratio framework because they had a CBLR of greater than 9% and satisfied the other requirements. Hawthorn has not opted in to CBLO. The Company does not have immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

We recently identified a material weakness in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective. Based on management’s assessment, we concluded that our disclosure controls and procedures were not effective as of December 31, 2019 and that we had as of such date a material weakness in our internal control over financial reporting. The specific factors leading to this conclusion are described in Part II - Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The material weakness identified by management relates to the design of internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan losses estimate.  The material weakness led to the overstatement of the allowance for loan losses estimate by an amount that was immaterial, but could have allowed larger, material misstatements of the allowance for loan losses estimate to occur.  As of December 31, 2019, this material weakness had not been remediated. During the first quarter of 2020, we implemented a remediation plan to update the design and implementation of controls to remediate the above mentioned deficiency and enhance the Company's internal control environment. If our remedial measures are insufficient, or if additional material weakness or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

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

				Net Book
				Value at
	Approximate	Owned or		12/31/2019
Location	Square Footage	Leased		(in thousands)
8127 East 171st Street, Belton, MO	13,000	Owned		$1,629
1000 West Buchanan Street, California, MO	2,270	Owned		$324
102 North Second Street, Clinton, MO	11,524	Owned		$1,277
1400 East Ohio Street, Clinton, MO	13,551	Owned		$2,665
1712 East Ohio Street, Clinton, MO (inside a Wal-Mart store)	540	Leased	(1)	$42
803 E. Walnut St, Columbia, MO	9,698	Leased	(2)	$1,331
1110 Club Village Drive, Columbia, MO	5,000	Owned		N/A
115 South 2nd Street, Drexel, MO	4,000	Owned		$131
100 Plaza Drive, Harrisonville, MO	4,000	Owned		$458
17430 East 39th Street, Independence, MO	4,070	Owned		$553
220 West White Oak, Independence, MO	1,800	Owned		$43
132 East High Street, Jefferson City, MO	34,800	Owned		$2,676
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned		$376
211 West Dunklin Street, Jefferson City, MO	2,500	Owned		$1,514
800 Eastland Drive, Jefferson City, MO	4,100	Owned		$668
3600 Amazonas Drive, Jefferson City, MO	26,000	Owned		$2,294
300 S.W. Longview Blvd, Lee's Summit, MO	11,700	Owned		$1,887
5 Victory lane, Suite 203 & 204, Liberty, MO	1,667	Leased	(3)	N/A
335 Chestnut, Osceola, MO	1,580	Owned		$81
595 VFW Memorial Drive, St. Robert, MO	2,236	Owned		$58
321 West Battlefield, Springfield, MO	12,500	Owned		$660
200 West Main Street, Warsaw, MO	8,900	Owned		$88
1891 Commercial Drive, Warsaw, MO	11,000	Owned		$1,465

(1)	The term of this lease began in February 2019 and ends in January 2024.
(2)	The term of this lease began in July 2018 and ends in July 2028.
(3)	The term of this lease began in May 2019 and ends in April 2021.

Management believes that the current condition of each of the Bank's facilities is adequate for its business and that such facilities are adequately covered by insurance.

Item 3.  Legal Proceedings.

The information required by this Item is set forth in  Note 19,  Commitments and Contingencies, in the Company's consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of the Company are appointed by the board of directors and serve at the discretion of the board.  The following table sets forth certain information with respect to all executive officers of the Company.

Name	Age	Position
David T. Turner	63	Chairman, Chief Executive Officer, President and Director
W. Bruce Phelps	69	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	54	Senior Vice President, Secretary and Director

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's  2019 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

The Company's  Purchases of Equity Securities

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the fourth quarter of the year ended December 31, 2019:

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
October 1-31, 2019	—	$—	—	$5,000,000
November 1-30, 2019	—	$—	—	$5,000,000
December 1-31, 2019	—	$—	—	$5,000,000
Total	—	$—	—	$5,000,000

*  On September 18, 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. During the three months ended December 31, 2019, no shares of the Company's common stock were purchased by or on behalf of the Company or affiliated purchasers.

Recent Issuance of Securities

None.

Item 6.  Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" in the Company's  2019 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's  2019 Annual Report to Shareholders.

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

Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios.  At December 31, 2019, the Company's rate shock scenario models indicated that annual net interest income could change by as much as 1.07% or (0.51)% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the

Company's  Funds Management, Investment Asset Liability Policy and Management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's  2019 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10‑K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's  2019 Annual Report to Shareholders.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As  of the end of the period covered by this annual report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness in the Company's  internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of December 31, 2019.

However, giving full consideration to the material weakness, the Company has concluded that the consolidated Financial Statements included in the Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.

Internal Controls Over Financial Reporting.

(b)	Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a‑15(f). The Company’s internal control over financial reporting is a process designed by and under the supervision of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's assessment of the Company's internal control over financial reporting as of December 31, 2019, management identified a material weakness in the design of internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan losses estimate. This material weakness in internal controls occurred due to an ineffective risk assessment in determining the precision of controls operating over the completeness and accuracy of the information used in the qualitative component of the allowance for loan losses estimate as of December 31, 2019.

No restatement of prior period financial statements and no change in previously issued financial results were required as a result of this deficiency in internal control. The control deficiency resulted in an immaterial misstatement that was corrected in the issued consolidated financial statements as of and for the fiscal year ended December 31, 2019. However, this control deficiency creates a reasonable possibility that a material misstatement of the interim or annual consolidated financial statements and disclosures would not be prevented or detected on a timely basis, and therefore we concluded that the deficiency represents a material weakness in internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2019.

Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, who has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.

(c)	Changes in Internal Controls.

Except for the material weakness described above, no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)	Plan for Remediation of Material Weakness.

The Company and its Board of Directors are committed to maintaining a strong internal control environment. During the fourth quarter of 2019, management identified the above control deficiency that constituted a material weakness as of December 31, 2019. Management evaluated the material weakness described above and during the first quarter of 2020 implemented a remediation plan to update its design and implementation of controls to remediate the aforementioned deficiency and enhance the Company's internal control environment. The material weakness will not be considered remediated until the controls have operated effectively, as evidenced through testing, for a sufficient amount of time.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Hawthorn Bancshares, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Hawthorn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the fact that the Company did not effectively design internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan losses estimate due to ineffective risk assessment in determining the precision of controls operating over the completeness and accuracy of the information used in the qualitative component of the allowance for loan losses has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
March 16, 2020

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)

the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(ii)

the information under the caption "Item 1: Election of Directors--Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iii)

the information under the caption "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;

(iv)	the information under the caption "Executive Officers of the Registrant" in Part I of this report;
(v)	the information under the caption "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(vi)

the information under the caption "Corporate Governance and Board Matters--Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(vii)

the information under the caption "Corporate Governance and Board Matters--Committees of the Board--Audit Committee" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

Item 11.  Executive Compensation.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item is incorporated herein by reference to:

(i)

the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(ii)

the information under the caption "Corporate Governance and Board Matters--Director Compensation" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no equity compensation plan for its employees pursuant to which options, rights, warrants or other equity awards may be granted. As of December 31, 2019 the Company had no outstanding options, rights or warrants granted under any equity compensation plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)

the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(iii)

the information under the caption "Corporate Governance and Board Matters--Committees of the Board" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10‑K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:
1.	Financial Statements:

The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's Annual Report to Shareholders for the year ended December 31, 2019 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Income for the years ended December 31, 2019,  2018, and 2017.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019,  2018, and 2017.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019,  2018, and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019,  2018, and 2017.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8‑K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8‑K on June 8, 2009 and incorporated herein by reference).
4.0	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

Exhibit No.	Description

10.2	Hawthorn Bancshares, Inc. Excess Benefit Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K on November 13, 2018 and incorporated herein by reference). *
10.3

Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

10.3.1

First Amendment to Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank (filed as Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

10.3.2

Second Amendment to Purchase and Limited Assumption Agreement of Branch between Hawthorn Bank and Branson Bank (filed as Exhibit 10.3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

13

The Company's 2019 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10‑K shall be deemed to be filed with the Commission).

14	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).
21	List of Subsidiaries (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the signature page to this Annual Report on Form 10‑K).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

*Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).

(b)	Exhibits.

See exhibits identified above under Item 15(a)3.

(c)	Financial Statement Schedules.

See financial statement identified above under Item 15(a)2, if any.

EXHIBIT INDEX

HIDDEN_ROW
Exhibit No.	Description	Page No.

4	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

13

The Company's 2019 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10‑K shall be deemed to be filed with the Commission).

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

HAWTHORN BANCSHARES, INC.

Dated: March 16, 2020	By	/s/	David T. Turner
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

Date	Signature and Title

March 16, 2020	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

March 16, 2020	/s/ W. Bruce Phelps
W. Bruce Phelps, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 16, 2020	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 16, 2020	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 16, 2020	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 16, 2020	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 16, 2020	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 16, 2020	/s/ Jonathan D. Holtaway
Jonathan D. Holtaway, Director