Form 10-Q
period 2020-03-31
HAWTHORN BANCSHARES, INC.
filed 2020-05-07
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 6,241,302 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share data)	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$16,676	$22,576
Federal funds sold and other interest-bearing deposits	58,619	55,545
Cash and cash equivalents	75,295	78,121
Certificates of deposit in other banks	11,106	10,862
Available-for-sale debt securities, at fair value	198,049	175,093
Other investments	7,296	5,808
Total investment securities	205,345	180,901
Loans held for investment	1,180,522	1,168,797
Allowances for loan losses	(15,693)	(12,477)
Net loans	1,164,829	1,156,320
Loans held for sale, at lower of cost or fair value	4,286	428
Premises and equipment - net	35,092	35,388
Mortgage servicing rights	2,274	2,482
Other real estate owned - net	12,769	12,781
Accrued interest receivable	6,263	6,481
Cash surrender value - life insurance	2,411	2,398
Other assets	6,828	6,800
Total assets	$1,526,498	$1,492,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$272,578	$261,166
Savings, interest checking and money market	596,294	614,331
Time deposits $250,000 and over	111,779	104,262
Other time deposits	198,920	206,762
Total deposits	1,179,571	1,186,521
Federal funds purchased and securities sold under agreements to repurchase	30,764	27,272
Federal Home Loan Bank advances and other borrowings	133,861	96,919
Subordinated notes	49,486	49,486
Operating lease liabilities	2,162	2,224
Accrued interest payable	780	1,136
Other liabilities	13,204	14,366
Total liabilities	1,409,828	1,377,924
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,519,874 shares	6,520	6,520
Surplus	55,727	55,727
Retained earnings	61,708	61,590
Accumulated other comprehensive loss, net of tax	(1,522)	(3,755)
Treasury stock; 278,572, and 243,638 shares, at cost, respectively	(5,763)	(5,044)
Total stockholders’ equity	116,670	115,038
Total liabilities and stockholders’ equity	$1,526,498	$1,492,962

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2020	2019
INTEREST INCOME
Interest and fees on loans	$14,422	$14,106
Interest and fees on loans held for sale	5	—
Interest on investment securities:
Taxable	813	1,000
Nontaxable	142	141
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	326	602
Dividends on other investments	100	66
Total interest income	15,808	15,915
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	947	1,716
Time deposit accounts $250,000 and over	413	665
Time deposits	752	706
Total interest expense on deposits	2,112	3,087
Interest on federal funds purchased and securities sold under agreements to repurchase	37	33
Interest on Federal Home Loan Bank advances	632	542
Interest on subordinated notes	501	624
Total interest expense on borrowings	1,170	1,199
Total interest expense	3,282	4,286
Net interest income	12,526	11,629
Provision for loan losses	3,300	150
Net interest income after provision for loan losses	9,226	11,479
NON-INTEREST INCOME
Service charges and other fees	799	862
Bank card income and fees	693	695
Trust department income	379	293
Real estate servicing fees, net	(87)	84
Gain on sale of mortgage loans, net	419	105
Other	45	52
Total non-interest income	2,248	2,091
Investment securities (losses) gains, net	(1)	1
Gain on branch sale, net	—	2,074
NON-INTEREST EXPENSE
Salaries and employee benefits	6,121	5,438
Occupancy expense, net	766	698
Furniture and equipment expense	695	809
Processing, network, and bank card expense	976	1,001
Legal, examination, and professional fees	367	329
Advertising and promotion	249	258
Postage, printing, and supplies	241	210
Other	1,033	1,145
Total non-interest expense	10,448	9,888
Income before income taxes	1,025	5,757
Income tax expense	157	1,091
Net income	$868	4,666
Basic earnings per share	$0.14	$0.74
Diluted earnings per share	$0.14	$0.74

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Net income	$868	$4,666
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gains on investment securities available-for-sale, net of tax	2,180	1,378
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	53	15
Total other comprehensive income	2,233	1,393
Total comprehensive income	$3,101	$6,059

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2018	$6,279	$50,173	$54,105	$(6,099)	$(5,044)	$99,414
Net income	—	—	4,666	—	—	4,666
Other comprehensive income	—	—	—	1,393	—	1,393
Cash dividends declared, common stock ($0.10 per share)	—	—	(603)	—	—	(603)
Balance, March 31, 2019	$6,279	$50,173	$58,168	$(4,706)	$(5,044)	$104,870

Balance, December 31, 2019	$6,520	$55,727	$61,590	$(3,755)	$(5,044)	$115,038
Net income	—	—	868	—	—	868
Other comprehensive income	—	—	—	2,233	—	2,233
Purchase of treasury stock	—	—	—	—	(719)	(719)
Cash dividends declared, common stock ($0.12 per share)	—	—	(750)	—	—	(750)
Balance, March 31, 2020	$6,520	$55,727	$61,708	$(1,522)	$(5,763)	$116,670

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$868	$4,666
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,300	150
Depreciation expense	562	464
Net amortization of investment securities, premiums, and discounts	312	309
Change in fair value of mortgage servicing rights	275	94
Investment securities (losses) gains, net	1	(1)
(Gains) losses on sales and dispositions of premises and equipment	(55)	19
Gain on sales and dispositions of other real estate	—	(6)
Gain on branch sale, net	—	(2,074)
Provision for other real estate owned	12	28
Decrease in accrued interest receivable	218	2
Increase in cash surrender value - life insurance	(13)	(20)
(Increase) decrease in other assets	(312)	1,180
Operating lease liabilities	(62)	(22)
(Decrease) increase in accrued interest payable	(356)	58
Decrease in other liabilities	(1,367)	(729)
Origination of mortgage loans for sale	(16,609)	(5,420)
Proceeds from the sale of mortgage loans	13,170	5,096
Gain on sale of mortgage loans, net	(419)	(105)
Other, net	(67)	(38)
Net cash (used in) provided by operating activities	(542)	3,651
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(735)	(494)
Proceeds from maturities of certificates of deposit in other banks	491	—
Net increase in loans	(11,809)	(7,669)
Purchase of available-for-sale debt securities	(43,984)	(12,748)
Proceeds from maturities of available-for-sale debt securities	13,860	10,030
Proceeds from calls of available-for-sale debt securities	8,935	3,820
Proceeds from sales of available-for-sale debt securities	681	—
Purchases of FHLB stock	(1,491)	(62)
Proceeds from sales of FHLB stock	2	3
Purchases of premises and equipment	(369)	(971)
Proceeds from sales of premises and equipment	123	—
Payment for branch sale, net	—	(6,700)
Proceeds from sales of other real estate and repossessed assets	—	248
Net cash used in investing activities	(34,296)	(14,543)
Cash flows from financing activities:
Net increase in demand deposits	11,412	9,723
Net (decrease) increase in interest-bearing transaction accounts	(18,037)	12,066
Net (decrease) increase in time deposits	(325)	40,944
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	3,492	(2,550)
Repayment of FHLB advances and other borrowings	(58)	(57)
FHLB advances	37,000	—
Purchase of treasury stock	(719)	—
Cash dividends paid - common stock	(753)	(603)
Net cash provided by financing activities	32,012	59,523
Net (decrease) increase in cash and cash equivalents	(2,826)	48,631
Cash and cash equivalents, beginning of year	78,121	42,083
Cash and cash equivalents, end of year	$75,295	$90,714
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,639	$4,228
Income taxes	$—	$—
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$—	$116
Net deposits and fixed assets transferred to other assets related to the Branson branch sale	$—	$(8,885)
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,369

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(1)   Summary of Significant Accounting Policies

Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. The Company is subject to competition from other financial and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10‑Q, and Rule 10‑01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

The preparation of the consolidated financial statements includes all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. Actual results could differ from those estimates. The Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

Stock Dividend On July 1, 2019, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2019. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

The following represents significant new accounting principles adopted in 2020:

Intangibles In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019. The ASU did not have a material impact on the Company's Consolidated Financial Statements.

Fair Value Measurement In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 fair value measurement methodologies, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The ASU did not have a material impact on the Company's Consolidated Financial Statements.

(2)   Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Commercial, financial, and agricultural	$205,657	$199,022
Real estate construction - residential	23,913	23,035
Real estate construction - commercial	87,497	84,998
Real estate mortgage - residential	246,859	252,643
Real estate mortgage - commercial	585,900	576,635
Installment and other consumer	30,696	32,464
Total loans held for investment	$1,180,522	$1,168,797

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2020, loans of $510.3 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended March 31, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Additions:
Provision for loan losses	721	53	253	255	2,087	8	(77)	3,300
Deductions:
Loans charged off	41	—	—	19	22	52	—	134
Less recoveries on loans	(25)	—	—	(9)	(2)	(14)	—	(50)
Net loan charge-offs (recoveries)	16	—	—	10	20	38	—	84
Balance at end of period	$3,623	$117	$622	$2,363	$8,614	$351	$3	$15,693

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

In the first quarter of 2019, management adjusted the look-back period to begin with loss history in the first quarter 2012 as the starting point through the current quarter and it will continue to include this starting point going forward. At that time, Management determined that with the extended economic recovery then existing, the look-back period should be expanded to include the current economic cycle. The look-back period will be adjusted once a sustained loss producing downturn is recognized by allowing the look-back period to shift forward by eliminating the earliest loss period and replenishing it with losses from the most recent period. The look-back period is consistently evaluated for relevance given the current facts and circumstances.

As a result of rapidly increasing unemployment rates resulting from the COVID-19 virus, management determined that the first quarter 2020 allowance for loan loss economic qualitative adjustment should be temporarily adapted to utilize currently published statistics rather than the lagging statistics that had been utilized historically. While these lagging indicators have been very reliable for some time, they do not accurately capture the risk that has been brought about by rapid changes in the economy. Based upon the change in the national unemployment rate available as of March 31, 2020, the economic qualitative adjustment was increased according to the Company’s methodology to account for uncertainty in economic conditions compared to the lookback period. Management believes this temporary alteration will be a better indicator until the economy stabilizes and the true impact can be measured.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$290	$—	$—	$242	$24	$14	$—	$570
Collectively evaluated for impairment	3,333	117	622	2,121	8,590	337	3	15,123
Total	$3,623	$117	$622	$2,363	$8,614	$351	$3	$15,693
Loans outstanding:
Individually evaluated for impairment	$3,632	$—	$408	$4,764	$1,418	$135	$—	$10,357
Collectively evaluated for impairment	202,025	23,913	87,089	242,095	584,482	30,561	—	1,170,165
Total	$205,657	$23,913	$87,497	$246,859	$585,900	$30,696	$—	$1,180,522

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$311	$—	$—	$264	$23	$17	$—	$615
Collectively evaluated for impairment	2,607	64	369	1,854	6,524	364	80	11,862
Total	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Loans outstanding:
Individually evaluated for impairment	$1,514	$—	$137	$3,856	$1,711	$177	$—	$7,395
Collectively evaluated for impairment	197,508	23,035	84,861	248,787	574,924	32,287	—	1,161,402
Total	$199,022	$23,035	$84,998	$252,643	$576,635	$32,464	$—	$1,168,797

Impaired Loans

Loans evaluated under ASC 310‑10‑35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450‑20. Impaired loans individually evaluated for impairment totaled $10.4 million and $7.4 million at March 31, 2020 and December 31, 2019, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2020, $5.8 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $3.0 million at December 31, 2019. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2020, $570,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling $10.4 million compared to $615,000 of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $7.4 million at December 31, 2019. Management determined that $5.4 million, or 53%, of total impaired loans required no reserve allocation at March 31, 2020 compared to $2.6 million, or 35%, at December 31, 2019, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Non-accrual and non-performing TDRs	$7,844	$4,860
Performing TDRs	2,513	2,535
Total impaired loans	$10,357	$7,395

The following tables provide additional information about impaired loans at March 31, 2020 and December 31, 2019, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
March 31, 2020
With no related allowance recorded:
Commercial, financial and agricultural	$2,368	$2,522	$—
Real estate - construction commercial	408	446	—
Real estate - residential	1,556	1,651	—
Real estate - commercial	1,095	1,151	—
Installment and other consumer	12	12	—
Total	$5,439	$5,782	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,264	$1,571	$290
Real estate - residential	3,208	3,566	242
Real estate - commercial	323	431	24
Installment and other consumer	123	144	14
Total	$4,918	$5,712	$570
Total impaired loans	$10,357	$11,494	$570

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2019
With no related allowance recorded:
Commercial, financial and agricultural	$342	$487	$—
Real estate - construction commercial	137	173	—
Real estate - residential	697	784	—
Real estate - commercial	1,388	1,433	—
Installment and other consumer	12	12	—
Total	$2,576	$2,889	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,172	$1,470	$311
Real estate - residential	3,159	3,482	264
Real estate - commercial	323	425	23
Installment and other consumer	165	189	17
Total	$4,819	$5,566	$615
Total impaired loans	$7,395	$8,455	$615

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended March 31,
	2020		2019
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,097	$—	$1,330	$—
Real estate - construction commercial	209	—	158	—
Real estate - residential	898	—	850	—
Real estate - commercial	1,178	6	170	—
Installment and other consumer	10	—	34	—
Total	$3,392	$6	$2,542	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,120	$8	$1,276	$11
Real estate - residential	3,348	20	4,160	25
Real estate - commercial	352	2	946	9
Installment and other consumer	164	6	232	1
Total	$4,984	$36	$6,614	$46
Total impaired loans	$8,376	$42	$9,156	$46

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $42,000 for the three months ended March 31, 2020 compared to $46,000 for the three months ended March 31, 2019. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2020 and December 31, 2019.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2020
Commercial, Financial, and Agricultural	$201,949	$597	$—	$3,111	$205,657
Real Estate Construction - Residential	23,620	293	—	—	23,913
Real Estate Construction - Commercial	86,511	578	—	408	87,497
Real Estate Mortgage - Residential	241,673	1,785	190	3,211	246,859
Real Estate Mortgage - Commercial	584,029	803	—	1,068	585,900
Installment and Other Consumer	30,447	176	27	46	30,696
Total	$1,168,229	$4,232	$217	$7,844	$1,180,522
December 31, 2019
Commercial, Financial, and Agricultural	$197,828	$212	$—	$982	$199,022
Real Estate Construction - Residential	22,468	567	—	—	23,035
Real Estate Construction - Commercial	84,861	—	—	137	84,998
Real Estate Mortgage - Residential	249,516	688	304	2,135	252,643
Real Estate Mortgage - Commercial	575,140	136	—	1,359	576,635
Installment and Other Consumer	32,179	132	12	141	32,464
Total	$1,161,992	$1,735	$316	$4,754	$1,168,797

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

The following table presents the risk categories by class at March 31, 2020 and December 31, 2019.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At March 31, 2020
Watch	$16,305	$601	$7,682	$14,902	$37,184	$—	$76,674
Substandard	1,258	—	—	1,499	511	—	3,268
Performing TDRs	521	—	—	1,554	350	88	2,513
Non-accrual and non-performing TDRs	3,111	—	408	3,211	1,068	46	7,844
Total	$21,195	$601	$8,090	$21,166	$39,113	$134	$90,299
At December 31, 2019
Watch	$16,288	$763	$8,484	$15,280	$37,271	$—	$78,086
Substandard	3,249	—	273	2,291	677	—	6,490
Performing TDRs	532	—	—	1,615	352	36	2,535
Non-accrual and non-performing TDRs	982	—	137	2,241	1,359	141	4,860
Total	$21,051	$763	$8,894	$21,427	$39,659	$177	$91,971

Troubled Debt Restructurings

At March 31, 2020, loans classified as TDRs totaled $3.7 million, of which $1.2 million were classified as non-performing TDRs and $2.5 million were classified as performing TDRs. At December 31, 2019, loans classified as TDRs totaled $4.1 million, of which $1.6 million were classified as non-performing TDRs and $2.5 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $375,000 and $442,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2020 and December 31, 2019, respectively.

The CARES Act provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the termination of the national emergency:

(i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or

(ii) to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2020			2019
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	—	$—	$—	2	$80	$80
Installment and other consumer	1	6	5	—	—	—
Total	1	$6	$5	2	$80	$80

(1)

The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans modified as a TDR that defaulted during any of the three months ended March 31, 2020 and 2019, respectively, and within twelve months of their modification date.

The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is the process of foreclosure. There was one loan and no loans modified as a TDR that defaulted during any of the three months ended March 31, 2020 and 2019, respectively, and within twelve months of their modification date.  See Lending and Credit Management section for further information.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac. At March 31, 2020, the carrying amount of these loans was $4.3 million.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)   Other Real Estate Acquired in Settlement of Loans

	March 31,	December 31,
(in thousands)	2020	2019
Commercial	$1,155	$1,155
Real estate construction - commercial	11,553	11,553
Real estate mortgage - residential	230	230
Real estate mortgage - commercial	2,799	2,799
Total	$15,737	$15,737
Less valuation allowance for other real estate owned	(2,968)	(2,956)
Total other real estate owned	$12,769	$12,781

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$15,737	$16,693
Additions	—	116
Proceeds from sales	—	(248)
Charge-offs against the valuation allowance for other real estate owned, net	—	(38)
Net gain on sales	—	6
Total other real estate owned	$15,737	$16,529
Less valuation allowance for other real estate owned	(2,968)	(2,992)
Balance at end of period	$12,769	$13,537

At March 31, 2020, $275,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $252,000 of consumer mortgage loans at December 31, 2019.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance, beginning of period	$2,956	$3,002
Provision for other real estate owned	12	28
Charge-offs	—	(38)
Balance, end of period	$2,968	$2,992

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2020 and December 31, 2019 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2020
U.S. Treasury	$743	$34	$—	$777
U.S. government and federal agency obligations	8,922	43	(19)	8,946
U.S. government-sponsored enterprises	37,320	433	—	37,753
Obligations of states and political subdivisions	42,724	486	(53)	43,157
Mortgage-backed securities	101,123	1,957	(63)	103,017
Other debt securities (a)	3,000	174	—	3,174
Bank issued trust preferred securities (a)	1,486	—	(261)	1,225
Total available-for-sale securities	$195,318	$3,127	$(396)	$198,049

December 31, 2019
U.S. Treasury	$987	$8	$—	$995
U.S. government and federal agency obligations	8,124	—	(77)	8,047
U.S. government-sponsored enterprises	22,300	41	(58)	22,283
Obligations of states and political subdivisions	33,704	144	(59)	33,789
Mortgage-backed securities	105,522	522	(428)	105,616
Other debt securities (a)	3,000	53	—	3,053
Bank issued trust preferred securities (a)	1,486	—	(176)	1,310
Total available-for-sale securities	$175,123	$768	$(798)	$175,093

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

Debt securities with carrying values aggregating approximately $149.8 million and $139.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2020, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$8,923	$8,954
Due after one year through five years	20,335	20,462
Due after five years through ten years	42,787	43,470
Due after ten years	22,150	22,146
Total	94,195	95,032
Mortgage-backed securities	101,123	103,017
Total available-for-sale securities	$195,318	$198,049

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

	March 31, 2020	December 31, 2019
(in thousands)	2020	2019
Other securities:
FHLB stock	$7,133	$5,644
MIB stock	151	151
Equity securities with readily determinable fair values	12	13
Total other investment securities	$7,296	$5,808

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2020
U.S. government and federal agency obligations	$1,686	$(13)	$1,557	$(6)	$3,243	$(19)
Obligations of states and political subdivisions	7,440	(50)	532	(3)	7,972	(53)
Mortgage-backed securities	11,296	(55)	1,710	(8)	13,006	(63)
Bank issued trust preferred securities	—	—	1,225	(261)	1,225	(261)
Total	$20,422	$(118)	$5,024	$(278)	$25,446	$(396)

(in thousands)
At December 31, 2019
U.S. government and federal agency obligations	$6,238	$(69)	$1,809	$(8)	$8,047	$(77)
U.S. government-sponsored enterprises	5,949	(47)	7,488	(11)	13,437	(58)
Obligations of states and political subdivisions	10,729	(53)	1,931	(6)	12,660	(59)
Mortgage-backed securities	5,444	(37)	40,120	(391)	45,564	(428)
Bank issued trust preferred securities	—	—	1,310	(176)	1,310	(176)
Total	$28,360	$(206)	$52,658	$(592)	$81,018	$(798)

The total available for sale portfolio consisted of approximately 321 securities at March 31, 2020. The portfolio included 46 securities having an aggregate fair value of $25.4 million that were in a loss position at March 31, 2020. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $5.0 million at fair value at March 31, 2020. The $396,000 aggregate unrealized loss included in accumulated other comprehensive loss at March 31, 2020 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 322 securities at December 31, 2019. The portfolio included 128 securities having an aggregate fair value of $81.0 million that were in a loss position at December 31, 2019. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer had a fair value of $52.7 million at December 31, 2019. The $798,000 aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2019 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at March 31, 2020 and December 31, 2019, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2020	2019
Investment securities (losses) gains, net
Available for sale securities:
Gains realized on sales	$—	$—
Losses realized on sales	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	(1)	1
Investment securities (losses) gains, net	$(1)	$1

During the three months ended March 31, 2020, the Company received $681,000 from the proceeds from the sale of available for sale debt securities and recognized an immaterial gain. There were no securities sales during the three months ended March 31, 2019. The Company recognized an unrealized loss of $1,000 for the three months ended March 31, 2020, compared to an unrealized gain of $1,000 for the three months ended March 31, 2019 related to equity securities.

(5)   Intangible Assets

Mortgage Servicing Rights

At March 31, 2020, the Company was servicing approximately $270.6 million of loans sold to the secondary market compared to $271.4 million at December 31, 2019, and $275.7 million at March  31, 2019. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $188,000 for the three months ended March 31, 2020,   compared to $178,000 for the three months ended March  31, 2019.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$2,482	$2,931
Originated mortgage servicing rights	67	38
Changes in fair value:
Due to changes in model inputs and assumptions (1)	(198)	(32)
Other changes in fair value (2)	(77)	(62)
Total changes in fair value	(275)	(94)
Balance at end of period	$2,274	$2,875

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of March  31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Weighted average constant prepayment rate	15.18%	9.47%
Weighted average note rate	3.91%	3.96%
Weighted average discount rate	8.25%	9.77%
Weighted average expected life (in years)	4.4	6.0

(6)   Federal funds purchased and securities sold under agreements to repurchase

	March 31,	December 31,
(in thousands)	2020	2019
Federal funds purchased	$—	$—
Repurchase agreements	30,764	27,272
Total	$30,764	$27,272

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At March 31, 2020
U.S. Treasury	$779	$—	$—	$779
U.S. government-sponsored enterprises	17,275	—	—	17,275
Asset-backed securities	12,710	—	—	12,710
Total	$30,764	$—	$—	$30,764

At December 31, 2019
U.S. Treasury	$754	$—	$—	$754
U.S. government-sponsored enterprises	12,853	—	—	12,853
Asset-backed securities	13,665	—	—	13,665
Total	$27,272	$—	$—	$27,272

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of March 31, 2020, operating ROU assets and liabilities were $2.1 million and $2.2 million, respectively. As of March 31, 2020, the weighted-average remaining lease term on these operating leases is approximately 8.2 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

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

Operating lease cost, which is comprised of amortization of the right-of-use asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost for the three months ended March 31, 2020 and 2019 was $86,000 and $32,000,  respectively.

At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $33,000 for the three months ended March 31, 2020 compared to $35,000 for the three months ended March  31,  2019.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2020 (excluding 3 months ending March 31, 2020)	$251
2021	317
2022	310
2023	312
2024	258
Thereafter	1,087
Total lease payments	2,535
Less imputed interest	(373)
Total lease liabilities, as reported	$2,162

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 15.3% for the three months ended March 31, 2020 compared to 18.9%  for the three months ended March  31, 2019. The decrease in the effective tax rate was primarily attributable to the impact of tax-free revenues having a greater impact to pre-tax income due to the reduced level of earnings this quarter

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of March 31, 2020.  Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three months ended March 31, 2020 and 2019, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(23)	$(3,732)	$(3,755)
Other comprehensive income, before reclassifications	2,760	67	2,827
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive income, before tax	2,760	67	2,827
Income tax expense	(580)	(14)	(594)
Current period other comprehensive income, net of tax	2,180	53	2,233
Balance at end of period	$2,157	$(3,679)	$(1,522)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2019
		Unrecognized Net	Accumulated
	Unrealized	Pension and	Other
	Gain (Loss)	Postretirement	Comprehensive
(in thousands)	on Securities (1)	Costs (2)	Loss
Balance at beginning of period	$(3,455)	$(2,644)	$(6,099)
Other comprehensive income, before reclassifications	1,745	19	1,764
Amounts reclassified from accumulated other comprehensive income	—	—	—
Current period other comprehensive income, before tax	1,745	19	1,764
Income tax benefit	(367)	(4)	(371)
Current period other comprehensive income, net of tax	1,378	15	1,393
Balance at end of period	$(2,077)	$(2,629)	$(4,706)

(1)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in investment securities (loss) gain, net in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2020	2019
Payroll taxes	$389	$346
Medical plans	427	450
401(k) match and profit sharing	306	276
Periodic pension cost	464	379
Other	23	15
Total employee benefits	$1,609	$1,466

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

As of March 31, 2020, the accrued liability was $720,000 and the expense for both the three months ended March 31, 2020 and 2019 was $80,000 and is recognized over the required service period.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017‑07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution of $500,000 on March 25, 2020. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2020	2019
Service cost - benefits earned during the year	$1,857	$1,516
Interest costs on projected benefit obligations (a)	1,159	1,168
Expected return on plan assets (a)	(1,572)	(1,393)
Expected administrative expenses (a)	110	100
Amortization of prior service cost (a)	50	79
Amortization of unrecognized net loss (a)	218	—
Net periodic pension cost	$1,822	$1,470

Net periodic pension cost for the three months ended March 31, (actual)	$464	$379

(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019
Basic earnings per share:
Net income available to shareholders	$868	$4,666
Average shares outstanding	6,260,741	6,276,236
Basic earnings per share	$0.14	$0.74
Diluted earnings per share:
Net income available to shareholders	$868	$4,666
Average shares outstanding	6,260,741	6,276,236
Effect of dilutive stock options	—	—
Average shares outstanding including dilutive stock options	6,260,741	6,276,236
Diluted earnings per share	$0.14	0.74

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no shares for the three months ended March 31, 2020 that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

Repurchase Program On September 18, 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of March 31, 2020, the Company had repurchased a total of 34,934 shares of common stock pursuant to the plan at an average price of $20.59 per share.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Assets:
U.S. Treasury	$777	$777	—	$—
U.S. government and federal agency obligations	8,946	—	8,946	—
U.S. government-sponsored enterprises	37,753	—	37,753	—
Obligations of states and political subdivisions	43,157	—	43,157	—
Mortgage-backed securities	103,017	—	103,017	—
Other debt securities	3,174	—	3,174	—
Bank-issued trust preferred securities	1,225	—	1,225	—
Equity securities	12	12	—	—
Mortgage servicing rights	2,274	—	—	2,274
Total	$200,335	$789	$197,272	$2,274

December 31, 2019
Assets:
U.S. Treasury	$995	$995	—	$—
U.S. government and federal agency obligations	8,047	—	8,047	—
U.S. government-sponsored enterprises	22,283	—	22,283	—
Obligations of states and political subdivisions	33,789	—	33,789	—
Mortgage-backed securities	105,616	—	105,616	—
Other debt securities	3,053	—	3,053	—
Bank-issued trust preferred securities	1,310	—	1,310	—
Equity securities	13	13	—	—
Mortgage servicing rights	2,482	—	—	2,482
Total	$177,588	$1,008	$174,098	$2,482

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$2,482	$2,931
Total (losses) or gains (realized/unrealized):
Included in earnings	(275)	(94)
Included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Issues	67	38
Settlements	—	—
Balance at end of period	$2,274	$2,875

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2020, the Company identified $5.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $257,000. Related to these loans, there were $55,000 in charge-offs recorded during the three months ended March 31, 2020. As of March  31, 2019, the Company identified $3.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $702,000. Related to these loans, there were no charge-offs recorded during the three months ended March  31, 2019.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2020
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$2,422	$—	$—	$2,422	$—
Real estate construction - commercial	408	—	—	408	—
Real estate mortgage - residential	1,921	—	—	1,921	(19)
Real estate mortgage - commercial	827	—	—	827	(22)
Installment and other consumer	12	—	—	12	(14)
Total	$5,590	$—	$—	$5,590	$(55)
Other real estate and repossessed assets	$12,769	$—	$—	$12,769	$(12)

March 31, 2019
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,263	$—	$—	$1,263	$—
Real estate construction - commercial	151	—	—	151	—
Real estate mortgage - residential	1,480	—	—	1,480	—
Real estate mortgage - commercial	233	—	—	233	—
Total	$3,127	$—	$—	$3,127	$—
Other real estate and repossessed assets	$13,537	$—	$—	$13,537	$(106)

*Total losses reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

Operating Lease Liabilities

The fair value of operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the lease commencement date.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 is as follows:

			March 31, 2020
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2020		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$16,676	$16,676	$16,676	$—	$—
Federal funds sold and overnight interest-bearing deposits	58,619	58,619	58,619	—	—
Certificates of deposit in other banks	11,106	11,106	11,106	—	—
Available for sale securities	198,049	198,049	777	197,272	—
Other investment securities	7,296	7,296	12	7,284	—
Loans, net	1,164,829	1,180,815	—	—	1,180,815
Loans held for sale	4,286	4,322	—	—	4,322
Cash surrender value - life insurance	2,411	2,411	—	2,411	—
Accrued interest receivable	6,263	6,263	6,263	—	—
Total	$1,469,535	$1,485,557	$93,453	$206,967	$1,185,137
Liabilities:
Deposits:
Non-interest bearing demand	$272,578	$272,578	$272,578	$—	$—
Savings, interest checking and money market	596,294	596,294	596,294	—	—
Time deposits	310,699	313,690	—	—	313,690
Federal funds purchased and securities sold under agreements to repurchase	30,764	30,764	30,764	—	—
Federal Home Loan Bank advances and other borrowings	133,861	136,395	—	136,395	—
Subordinated notes	49,486	40,800	—	40,800	—
Operating lease liabilities	2,162	2,162		2,162
Accrued interest payable	780	780	780	—	—
Total	$1,396,624	$1,393,463	$900,416	$179,357	$313,690

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2019
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2019		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$22,576	$22,576	$22,576	$—	$—
Federal funds sold and overnight interest-bearing deposits	55,545	55,545	55,545	—	—
Certificates of deposit in other banks	10,862	10,862	10,862	—	—
Available-for-sale securities	175,093	175,093	995	174,098	—
Other investment securities	5,808	5,808	13	5,795	—
Loans, net	1,156,320	1,148,339	—	—	1,148,339
Loans held for sale	428	435	—	—	435
Cash surrender value - life insurance	2,398	2,398	—	2,398	—
Accrued interest receivable	6,481	6,481	6,481	—	—
	$1,435,511	$1,427,537	$96,472	$182,291	$1,148,774
Liabilities:
Deposits:
Non-interest bearing demand	$261,166	$261,166	$261,166	$—	$—
Savings, interest checking and money market	614,331	614,331	614,331	—	—
Time deposits	311,024	311,489	—	—	311,489
Federal funds purchased and securities sold under agreements to repurchase	27,272	27,272	27,272	—	—
Federal Home Loan Bank advances and other borrowings	96,919	97,833	—	97,833	—
Subordinated notes	49,486	43,640	—	43,640	—
Operating lease liabilities	2,224	2,224	—	2,224	—
Accrued interest payable	1,136	1,136	1,136	—	—
	$1,363,558	$1,359,091	$903,905	$143,697	$311,489

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2020, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	March 31,	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$254,855	$240,758
Commitments to originate residential first and second mortgage loans	23,858	3,980
Standby letters of credit	83,937	97,348
Total	362,650	342,086

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2020.

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	competitive pressures among financial services companies may increase significantly,
•	changes in the interest rate environment may reduce interest margins,
•	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•	increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•	costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
•	legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
•	changes may occur in the securities markets and,
•	effects of the COVID-19 pandemic, or other adverse external events.

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.5 billion in assets at March 31, 2020, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.

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

Significant Developments and Transactions

Each item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2020 and 2019, and our financial condition as of March 31, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. In Missouri, the Director of the Missouri Department of Health and Senior Services issued an order that individuals stay at home and that businesses abide by certain limitations on gathering sizes. This order was effective from April 6, 2020 and currently extends through May 3, 2020. Effective May 4, 2020, the governor of Missouri announced a partial relaxation of these limitations by lifting the stay at home order for individuals and allowing businesses to reopen subject to social distancing guidelines. The Bank and its branches have remained open during these orders because banking is deemed an essential business, although it has suspended lobby access at its branches from March 18, 2020 until May 4, 2020.

Missouri has experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities, with over 400,000 new claims filed from March 14 through April 18, 2020, representing approximately 13% of Missouri’s labor force, according to the Missouri Department of Labor and Industrial Relations, and these levels are expected to rise further.

To date, the public health and economic effects of COVID-19 have been significant in larger metropolitan areas,  while management has observed that these effects have been much less significant in smaller cities and communities, where our banking operations are primarily focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

•	The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0% – 0.25%.
•

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (MSNLF), and (2) the Main Street Expanded Loan Facility (MSELF). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, gaming, long-term healthcare and retail industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

•	To protect the health and safety of our employees and customers, on March 18, 2020, we closed our banking center lobbies but continued to serve clients by appointment or through our drive-up lanes.
•	To meet the financial needs of our customers, we have instituted the following measures:
o	The Company has received requests for payment modifications totaling $310 million through May 1, 2020 and we are working with our customers to address their specific needs.
o

The Bank participated, as a lender, in the Small Business Administration ("SBA") Payroll Protection Program ("PPP") and began taking applications on the first day of the program. Through May 1, 2020, we had processed $80.0 million in PPP loans that had been approved by the SBA.

o	To account for the probable increased losses inherent in the loan portfolio, Management recorded an additional $3.0 million provision for loan losses for the three months ended March 31, 2020.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2020 and 2019, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended
	March 31,
(In thousands, except per share data)	2020	2019
Per Share Data
Basic earnings per share	$0.14	$0.74
Diluted earnings per share	0.14	0.74
Cash dividends paid on common stock	753	603
Book value per share	18.64	16.75
Market price per share	18.35	22.35
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.23%	1.23%
Return on stockholders' equity	2.96%	18.41%
Stockholders' equity to total assets	7.80%	6.68%
Efficiency ratio (1)	70.72%	72.07%
Net interest spread	3.28%	2.96%
Net interest margin	3.55%	3.27%

(Based on end-of-period data)
Stockholders' equity to assets	7.64%	6.82%
Total risk-based capital ratio	14.80%	13.39%
Tier 1 risk-based capital ratio	12.81%	11.41%
Common equity Tier 1 capital	9.64%	8.65%
Tier 1 leverage ratio (2)	10.43%	9.38%

(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.

(2)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

Use of Non-GAAP Measures

Several financial measures in this report are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (GAAP) in the U.S. The non-GAAP items presented in this report are non-GAAP net income, non-GAAP basic earnings per share, non-GAAP diluted earnings per share, non-GAAP return on average assets and non-GAAP return on average common equity. These measures include the adjustments to exclude the additional loan loss provision recorded in the quarter ended March 31, 2020 caused by the impact on current economic conditions due to the COVID-19 pandemic and the impact of the gain on the sale of our Branson branch that closed during the quarter ended March 31, 2019. The Company believes that the exclusion of these items provides a useful basis for evaluating the Company's underlying performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating performance utilizing GAAP financial information. The Company uses non-GAAP measures to analyze its financial performance and to make financial comparisons to prior periods presented on a similar basis. The Company believes that providing such adjusted results allows investors to better understand the Company's comparative operating performance for the periods presented. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by the Company. The Company has reconciled each of these measures to a comparable GAAP measure below:

Income Statement Data
	Three Months Ended
(In thousands, except per share data)	March 31,
Net income - GAAP	$868	$4,666
Effect of ALL provision COVID-19 (a)	2,370	—
Effect of net gain on branch sale (b)	—	(1,638)
Net income - non-GAAP	$3,238	$3,028

Per Share Data
Basic earnings per share - GAAP	$0.14	$0.74
Effect of ALL provision COVID-19 (a)	0.38	—
Effect of net gain on branch sale (b)	—	(0.26)
Basic earnings per share - non-GAAP	$0.52	$0.48
Diluted earnings per share - GAAP	$0.14	$0.74
Effect of ALL provision COVID-19 (a)	0.38	—
Effect of net gain on branch sale (b)	—	(0.26)
Diluted earnings per share - non-GAAP	$0.52	$0.48

Key Ratios
Return on average total assets - GAAP	0.23%	1.23%
Effect of ALL provision COVID-19 (a)	0.63	—
Effect of net gain on branch sale (b)	—	(0.43)
Return on average total assets - non-GAAP	0.86%	0.80%
Return on average stockholders' equity - GAAP	2.96%	18.41%
Effect of ALL provision COVID-19 (a)	8.08	—
Effect of net gain on branch sale (b)	—	(6.46)
Return on average stockholders' equity - non-GAAP	11.04%	11.95%
(a)	An additional $3.0 million ALL provision pre-tax and $2.4 million after tax was recorded during the quarter due to current economic conditions resulting from the COVID-19 pandemic.
(b)	The gain on the sale of the Branson Branch was $2.1 million pre-tax and $1.6 million after tax for the three months ended March 31, 2019.

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

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change	% Change
Net interest income	$12,526	$11,629	$897	7.7%
Provision for loan losses	3,300	150	3,150	NM
Non-interest income	2,248	2,091	157	7.5
Investment securities (losses) gains, net	(1)	1	(2)	(200.0)
Gain on branch sale, net	—	2,074	(2,074)	(100.0)
Non-interest expense	10,448	9,888	560	5.7
Income before income taxes	1,025	5,757	(4,732)	(82.2)
Income tax expense	157	1,091	(934)	(85.6)
Net income	$868	$4,666	$(3,798)	(81.4)%

NM = not meaningful

Consolidated net income of $868,000, or $0.14 per diluted share, for the three months ended March 31, 2020 decreased $3.8 million compared to $4.7 million, or $0.74 per diluted share, for the three months ended March 31, 2019. For the three months ended March 31, 2020, the return on average assets was 0.23%, the return on average stockholders’ equity was 2.96%, and the efficiency ratio was 70.7%.

Net interest income was $12.5 million for the three months ended March 31, 2020 compared to $11.6 million for the three months ended March 31, 2019. The net interest margin (expressed on a fully taxable equivalent basis) increased to 3.55% for the three months ended March 31, 2020, compared to 3.27% for the three months ended March 31, 2019. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $3.3 million provision for loan losses was required for the three months ended March 31, 2020 compared to a $150,000 provision for the three months ended March 31, 2019. In March of 2020, an additional $3.0 million was recorded during the quarter due to current economic conditions resulting from the COVID-19 pandemic.

The Company’s net loan charge-offs were $84,000 for the three months ended March 31, 2020,  compared to net recoveries of $43,000 for the three months ended March 31, 2019.

Non-performing loans totaled $8.1 million, or 0.68% of total loans, at March 31, 2020 compared to $5.1 million, or 0.43% of total loans, at December 31, 2019, and $5.6 million, or 0.48% of total loans, at March 31, 2019. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $157,000, or 7.5%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities (losses) gains, net The Company recognized an unrealized loss of $1,000 for the three months ended March 31, 2020, compared to an unrealized gain of $1,000 for the three months ended March 31, 2019 related to equity securities. These changes are discussed in greater detail under Investment securities (losses) gains, net section below.

Gain on branch sale, net On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of Hawthorn Bancshares, Inc., completed the sale of its branch located in Branson, Missouri to Branson Bank, Branson, Missouri. The Company sold the land and building for $3.5 million with a net book value of $1.7 million and transferred approximately $10.6 million in deposits, subject to future adjustments required in the definitive agreement for a deposit premium of 4.1%, or $0.3 million, excluding future contingent adjustments. The sale resulted in a pre-tax gain of approximately $2.1 million, or $1.6 million after tax for the three months ended March 31, 2019.

Non-interest expense increased $560,000, or 5.7%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$199,082	$2,570	5.19%	$205,728	$2,742	5.41%
Real estate construction - residential	23,467	323	5.54	28,454	420	5.99
Real estate construction - commercial	85,573	1,108	5.21	109,769	1,403	5.18
Real estate mortgage - residential	250,757	3,132	5.02	243,853	3,047	5.07
Real estate mortgage - commercial	573,133	7,005	4.92	526,069	6,240	4.81
Installment and other consumer	31,441	357	4.57	32,238	336	4.23
Total loans	$1,163,453	$14,495	5.01%	$1,146,111	$14,188	5.02%
Loans held for sale	$1,892	$5	1.06%	$490	$—	—%
Investment securities:
U.S. Treasury	$758	$4	2.12%	$2,491	$13	2.12%
U.S. government and federal agency obligations	37,167	195	2.11	51,963	239	1.87
Obligations of states and political subdivisions	36,785	270	2.95	38,937	255	2.66
Mortgage-backed securities	104,029	525	2.03	116,330	667	2.33
Other debt securities	4,402	60	5.48	4,409	64	5.89
Total investment securities	$183,141	$1,054	2.31%	$214,130	$1,238	2.34%
Other investment securities	6,253	100	6.43	5,677	66	4.71
Federal funds sold and interest bearing deposits in other financial institutions	82,215	325	1.59	99,013	602	2.47
Total interest earning assets	$1,436,954	$15,979	4.47%	$1,465,421	$16,094	4.45%
All other assets	83,136			84,740
Allowance for loan losses	(12,584)			(11,786)
Total assets	$1,507,506			$1,538,375
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$185,642	$290	0.63%	$238,076	$781	1.33%
Savings	100,862	22	0.09	92,426	17	0.07
Interest checking	47,295	173	1.47	10,556	49	1.88
Money market	270,520	462	0.69	295,335	869	1.19
Time deposits	323,103	1,165	1.45	362,660	1,371	1.53
Total interest bearing deposits	$927,422	$2,112	0.92%	$999,053	$3,087	1.25%
Federal funds purchased and securities sold under agreements to repurchase	26,290	37	0.57	20,836	33	0.64
Federal Home Loan Bank advances and other borrowings	108,031	632	2.35	95,133	542	2.31
Subordinated notes	49,486	501	4.07	49,486	624	5.11
Total borrowings	$183,807	$1,170	2.56%	$165,455	$1,199	2.94%
Total interest bearing liabilities	$1,111,229	$3,282	1.19%	$1,164,508	$4,286	1.49%
Demand deposits	261,244			256,014
Other liabilities	17,433			15,049
Total liabilities	1,389,906			1,435,571
Stockholders' equity	117,600			102,804
Total liabilities and stockholders' equity	$1,507,506			$1,538,375
Net interest income (FTE)		$12,697			$11,808
Net interest spread			3.28%			2.96%
Net interest margin			3.55%			3.27%

(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2020 and 2019. Such adjustments totaled $171,000 and $179,000 for the three months ended March 31, 2020 and 2019, respectively.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Fees and costs on loans are included in interest income.

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2020 vs. 2019
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$(172)	$(88)	$(84)
Real estate construction - residential	(97)	(71)	(26)
Real estate construction - commercial	(295)	(314)	19
Real estate mortgage - residential	85	86	(1)
Real estate mortgage - commercial	765	572	193
Installment and other consumer	21	(8)	29
Loans held for sale	5	—	5
Investment securities:
U.S. Treasury	(9)	(9)	—
U.S. government and federal agency obligations	(44)	(75)	31
Obligations of states and political subdivisions	15	(15)	30
Mortgage-backed securities	(142)	(67)	(75)
Other debt securities	(4)	—	(4)
Other investment securities	34	8	26
Federal funds sold and interest bearing deposits in other financial institutions	(277)	(90)	(187)
Total interest income	(115)	(71)	(44)
Interest expense:
NOW accounts	(491)	(145)	(346)
Savings	5	2	3
Interest checking	124	137	(13)
Money market	(407)	(68)	(339)
Time deposits	(206)	(145)	(61)
Federal funds purchased and securities sold under agreements to repurchase	4	8	(4)
Federal Home Loan Bank advances and other borrowings	90	75	15
Subordinated notes	(123)	—	(123)
Total interest expense	(1,004)	(136)	(868)
Net interest income on a fully taxable equivalent basis	$889	$65	$824

(1)Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2020 and 2019. Such adjustments totaled $171,000 for the three months ended March 31, 2020 compared to $179,000 for the three months ended March 31, 2019.

(2)Non-accruing loans are included in the average amounts outstanding.

(3)Fees and costs on loans are included in interest income.

Financial results for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019, reflected an increase in net interest income, on a tax equivalent basis, of $889,000, or 7.53%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.55% for the quarter ended March 31, 2020, compared to 3.27% for the quarter ended March 31, 2019. Net interest income and net interest margin increased primarily due to an increase in average loan balances along with a decrease in average interest bearing liabilities and rates paid in the three month comparative periods.

Average interest-earning assets decreased $28.5 million, or 1.94%, to $1.44 billion for the three months ended March 31, 2020 compared to $1.47 billion for the three months ended March 31, 2019, and average interest bearing liabilities decreased $53.3 million, or 4.58%, to $1.11 billion for the three months ended March 31, 2020 compared to $1.16 billion for the three months ended March 31, 2019.

Total interest income (expressed on a fully taxable equivalent basis) was $16.0 million for the three ended March 31, 2020 compared to $16.1 million for the three months ended March 31, 2019. The Company’s rates earned on interest earning assets were 4.47% for the three months ended March 31, 2020 compared to 4.45% for the three months ended March 31, 2019.

Interest income on loans increased to $14.5million for the three months ended March 31, 2020 compared to $14.2 million for the three ended March 31, 2019.

Average loans outstanding increased $17.3 million, or 1.51%, to $1.16 billion for the three months ended March 31, 2020 compared to $1.15 billion for the three months ended March 31, 2019. The average yield on loans decreased to 5.01% for the three months ended March 31, 2020 compared to 5.02% for the three months ended March 31, 2019. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Total interest expense decreased to $3.3 million for the three months ended March 31, 2020 compared to $4.3 million for the three months ended March 31, 2019. The Company’s rates paid on interest bearing liabilities were 1.19% for the three months ended March 31, 2020 compared to 1.49% for the three months ended March 31, 2019. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $2.1 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019, respectively.

Average interest bearing deposits decreased $71.6 million, or 7.17%, to $927.4 million for the three months ended March 31, 2020 compared to $999.1 million for the three months ended March 31, 2019.  These decreases were primarily due to a decrease in public funds resulting from the loss of a public fund account at renewal, decreases in NOW accounts, brokered and CDAR certificates of deposits due to lower market rates paid during the current quarter. The average cost of deposits decreased to 0.92% for the three months ended March 31, 2020 compared to 1.25% for the three months ended March 31, 2019. The decrease was primarily due to generally lower market interest rates quarter over quarter.

Interest expense on borrowings was approximately $1.2 million for both the three months ended March 31, 2020 and 2019, respectively.

Average borrowings increased to $183.8 million for the three months ended March 31, 2020 compared to $165.5 million for the three months ended March 31, 2019. The increase in average borrowings was primarily due to an increase in FHLB advances to fund liquidity needs. The average cost of borrowings decreased to 2.56% for the three months ended March 31, 2020 compared to 2.94% for the three months ended March 13, 2019. The decrease in cost of funds primarily resulted from lower market interest rates.  See the Liquidity Management section for further discussion.

Non-interest income and expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change	% Change
Non-interest income
Service charges and other fees	$799	$862	$(63)	(7.3)%
Bank card income and fees	693	695	(2)	(0.3)
Trust department income	379	293	86	29.4
Real estate servicing fees, net	(87)	84	(171)	(203.6)
Gain on sales of mortgage loans, net	419	105	314	299.0
Other	45	52	(7)	(13.5)
Total non-interest income	$2,248	$2,091	$157	7.5%
Non-interest income as a % of total revenue *	15.2%	15.2%

*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $157,000, or 7.5%, to $2.2 million for the quarter ended March 31, 2020 compared to $2.1 million for the quarter ended March 31, 2019.

Service charges and fees decreased $63,000, or 7.3%, to $799,000 for the quarter ended March 31, 2020 compared to $862,000 for the quarter ended March 31, 2019. The decrease in fees was a result in a change to the nonsufficient funds service charges (NSF) in 2019.

Trust department income increased $86,000, or 29.4%, to $379,000 for the quarter ended March 31, 2020 compared to $293,000 for the quarter ended March 31, 2019. The increase was primarily due to one-time fees received during the first quarter ended March 31, 2020. The Company also added new Trust department personnel during the fourth quarter of 2019.

Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) decreased $171,000, or 203.6%, to $(87,000) for the quarter ended March 31, 2020 compared to $84,000 for the quarter ended March 31, 2019.

Mortgage loan servicing fees earned on loans sold were $188,000 for the three months ended March 31, 2020 compared to $178,000 for the three months ended March 31, 2019. The current quarter's MSR valuation decreased $275,000 from December 31, 2019 primarily due to increased prepayment assumptions. There was a dramatic drop in rates from December 31, 2019 to March 31, 2020, especially in the ten year Treasury rate resulting in an incentive for borrowers to refinance their existing loans.

The Company was servicing $270.6 million of mortgage loans at March 31, 2020 compared to $271.4 million and $275.7 million at December 31, 2019 and March 31, 2019, respectively.

Gain on sales of mortgage loans increased $314,000, or 299.0%, to $419,000 for the quarter ended March 31, 2020 compared to $105,000 for the quarter ended March 31, 2019. During the fourth quarter of 2019, the Company focused on the growth of a new mortgage loan department and began offering new mortgage loan products in addition to Freddie and Fannie loans. The Company sold $13.2 million of loans for the three months ended March 31, 2020 compared to $5.1 million for the three months ended March 31, 2019.

Other Income decreased $7,000, or 13.5%, to $45,000 for the quarter ended March 31, 2020 compared to $52,000 for the quarter ended March 31, 2019. The decrease in the current quarter was primarily due to decreased brokerage income, and insurance commissions and a decrease in income earned on bank owned life insurance policies due to one of the Company's polices being redeemed in the third quarter of 2019.

Investment securities (losses) gains, net for the periods indicated were as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Investment securities (losses) gains, net
Available for sale securities:
Gains realized on sales	$—	$—
Losses realized on sales	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	(1)	1
Investment securities (losses) gains, net	$(1)	$1

During the three months ended March 31, 2020, the Company received $681,000 from the proceeds from the sale of available for sale debt securities and recognized an immaterial gain. There were no securities sales during the three months ended March 31, 2019. The Company recognized an unrealized loss of $1,000 for the three months ended March 31, 2020, compared to an unrealized gain of $1,000 for the three months ended March 31, 2019 related to equity securities.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change	% Change
Non-interest expense
Salaries	$4,512	$3,972	$540	13.6%
Employee benefits	1,609	1,466	143	9.8
Occupancy expense, net	766	698	68	9.7
Furniture and equipment expense	695	809	(114)	(14.1)
Processing, network and bank card expense	976	1,001	(25)	(2.5)
Legal, examination, and professional fees	367	329	38	11.6
Advertising and promotion	249	258	(9)	(3.5)
Postage, printing, and supplies	241	210	31	14.8
Other	1,033	1,145	(112)	(9.8)
Total non-interest expense	$10,448	$9,888	$560	5.7%
Efficiency ratio*	70.7%	72.1%
Number of full-time equivalent employees	303	286

*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $560,000, or 5.7%, to $10.4 million for the quarter ended March 31, 2020 compared to $9.9 million for the quarter ended March 31, 2019.

Salaries increased $540,000, or 13.6%, to $4.5 million for the quarter ended March 31, 2020 compared to $4.0 million for the quarter ended March 31, 2019.  The increase was primarily due to adding 17 full-time equivalent (FTE) employees to expand the Company's new mortgage loan department. In addition, annual merit increases average approximately 4.0% each year and are granted in the first quarter of each year.

Employee benefits increased $143,000, or 9.8%, to $1.6 million for the quarter ended March 31, 2020 compared to $1.5 million for the quarter ended March 31, 2019. The increase for the quarter ended March 31, 2020 over the quarter ended March 31, 2019 was primarily due to higher pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions, an increase in payroll taxes due to increase in FTE mentioned above, partially offset by a decrease in medical plan premiums due to savings realized from fewer benefit claims.

Furniture and equipment expense decreased $114,000, or 14.1%, to $695,000 for the quarter ended March 31, 2020 compared to $809,000 for the quarter ended March 31, 2019. The decrease for the quarter ended March 31, 2020 over the quarter ended March 31, 2019 was primarily due to a decrease in reoccurring core maintenance agreement expenses. In addition, the Company recognized a $55,000 gain on sale of land adjacent to one of its branches.

Other non-interest expense decreased $112,000, or 9.8%, to $1.0 million for the quarter ended March 31, 2020 compared to $1.1 million for the quarter ended March 31, 2019. The decrease was primarily related to a FDIC assessment credit received in the third quarter of 2019 through the first quarter of 2020, a decrease in real estate foreclosure expenses, and a decrease in insurance expense.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 15.3% for the three months ended March 31, 2020 compared to 18.9% for the three months ended March  31, 2019.  The decrease in the effective tax rate was primarily attributable to the impact of tax-free revenues having a greater impact to pre-tax income due to the reduced level of earnings this quarter.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 76.3% of total assets as of March 31, 2020 compared to 77.5% as of December 31, 2019.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Commercial, financial, and agricultural	$205,657	$199,022
Real estate construction - residential	23,913	23,035
Real estate construction - commercial	87,497	84,998
Real estate mortgage - residential	246,859	252,643
Real estate mortgage - commercial	585,900	576,635
Installment and other consumer	30,696	32,464
Total loans	$1,180,522	$1,168,797
Percent of categories to total loans:
Commercial, financial, and agricultural	17.4%	17.0%
Real estate construction - residential	2.0	2.0
Real estate construction - commercial	7.4	7.3
Real estate mortgage - residential	20.9	21.6
Real estate mortgage - commercial	49.6	49.3
Installment and other consumer	2.6	2.8
Total	100.0%	100.0%

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2020, the Company sold approximately $13.2 million of loans to investors, compared to $5.1 million for the three months ended March 31, 2019. At March 31, 2020, the Company was servicing approximately $270.6 million of loans sold to the secondary market compared to $271.4 million at December 31, 2019, and $275.7 million at March 31, 2019.

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

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,	March 31,
(In thousands)	2020	2019	2019
Nonaccrual loans:
Commercial, financial, and agricultural	$3,111	$982	$1,747
Real estate construction - residential	—	—	—
Real estate construction - commercial	408	137	151
Real estate mortgage - residential	3,211	2,135	2,803
Real estate mortgage - commercial	1,068	1,359	508
Installment and other consumer	46	141	222
Total	$7,844	$4,754	$5,431
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$—	$—	$—
Real estate construction - residential	—	—	—
Real estate construction - commercial	—	—	—
Real estate mortgage - residential	190	304	140
Real estate mortgage - commercial	—	—	—
Installment and other consumer	27	12	5
Total	$217	$316	$145
Total non-performing loans (a)	8,061	5,070	5,576
Other real estate owned and repossessed assets	12,769	12,781	13,537
Total non-performing assets	$20,830	$17,851	$19,113

Loans held for investment	$1,180,522	$1,168,797	$1,153,640
Allowance for loan losses to loans	1.33%	1.07%	1.03%
Non-performing loans to loans (a)	0.68%	0.43%	0.48%
Non-performing assets to loans (b)	1.76%	1.53%	1.66%
Non-performing assets to assets (b)	1.36%	1.20%	1.24%
Allowance for loan losses to non-performing loans	194.68%	246.09%	212.43%

(a)	Non-performing loans include loans 90 days past due and accruing, nonaccrual loans, and non-performing TDRs included in nonaccrual loans.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
(c)	Loan totals do not include loans held for sale.

Total non-performing assets were $20.8 million, or 1.76% of total loans, at March 31, 2020 compared to $17.9 million, or 1.53% of total loans, at December 31, 2019, and $19.1 million, or 1.66% of total loans, at March 31, 2019, respectively. Non-performing loans included $1.2 million of loans classified as TDRs at March 31, 2020 compared to $1.6 million and $1.9 million at December 31, 2019 and March 31, 2019, respectively.

As of March 31, 2020, approximately $5.8 million compared to $9.0 million and $5.4 million at December 31, 2019 and March 31, 2019, respectively, of loans classified as substandard, which include performing TDRs, and are not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2020 and December 31, 2019, respectively.

Total non-accrual loans at March 31, 2020 increased $3.1 million, 65.0%, to $7.8 million compared to $4.8 million at December 31, 2019. The increase in non-accrual loans primarily consisted of increases in commercial, financial, and agricultural loans, and real estate mortgage residential loans related to one loan relationship.

Loans past due 90 days and still accruing interest at March 31, 2020, were $217,000 compared to $316,000 at December 31, 2019. Other real estate and repossessed assets were $12.8 million at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, there were no non-accrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $116,000 during the three months ended March 31, 2019.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2020			December 31, 2019
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	5	$521	$175	5	$532	$177
Real estate mortgage - residential	6	1,554	32	6	1,615	33
Real estate mortgage - commercial	2	350	7	2	352	7
Installment and other consumer	5	88	7	2	36	2
Total performing TDRs	18	$2,513	$221	15	$2,535	$219
Non-performing TDRs
Commercial, financial and agricultural	6	$480	$77	6	$496	$99
Real estate mortgage - residential	6	757	76	6	782	117
Real estate mortgage - commercial	1	6	1	2	266	—
Installment and other consumer	—	—	—	2	72	7
Total non-performing TDRs	13	$1,243	$154	16	$1,616	$223
Total TDRs	31	$3,756	$375	31	$4,151	$442

At March 31, 2020, loans classified as TDRs totaled $3.8 million, with $375,000 of specific reserves compared to $4.2 million of loans classified as TDRs, with $442,000 of specific reserves at December 31, 2019. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2019 to March 31, 2020 was primarily due to $383,000 of payments received on TDRs, partially offset by one new TDR totaling $6,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2020	2019
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,623	$2,918
Real estate construction - residential	117	64
Real estate construction - commercial	622	369
Real estate mortgage - residential	2,363	2,118
Real estate mortgage - commercial	8,614	6,547
Installment and other consumer	351	381
Unallocated	3	80
Total	$15,693	$12,477

The allowance for loan losses (ALL) was $15.7 million, or 1.33% of loans outstanding, at March 31, 2020 compared to $12.5 million, or 1.07%, at December 31, 2019, and $11.8 million, or 1.03% at March 31, 2019. The ratio of the allowance for loan losses to nonperforming loans was 194.68% at March 31, 2020, compared to 246.09% at December 31, 2019, and 212.43% at March 31, 2019.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2020	2019
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$570	$615
Collectively evaluated for impairment - general reserves	15,123	11,862
Total	$15,693	$12,477

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2020, $570,000 of the Company’s ALL was allocated to impaired loans totaling approximately $10.4 million compared to $615,000 of the Company’s ALL allocated to impaired loans totaling approximately $7.4 million at December 31, 2019. Management determined that $5.4 million, or 53%, of total impaired loans required no reserve allocation at March 31, 2020 compared to $2.6 million, or 35%, at December 31, 2019, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying loss rates to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type. In the first quarter of 2019, management adjusted the look-back period to begin with loss history in the first quarter 2012 as the starting point through the current quarter and it will continue to include this starting point going forward. At that time, Management determined that with the extended economic recovery then existing, the look-back period should be expanded to include the current economic cycle. The look-back period will then be adjusted once a sustained loss producing downturn is recognized by allowing the look-back period to shift forward by eliminating the earliest loss period and replenishing it with losses from the most recent period. The look-back period is consistently evaluated for relevance given the current facts and circumstances.

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

As a result of rapidly increasing unemployment rates resulting from the COVID-19 virus, management determined that the first quarter 2020 allowance for loan loss economic qualitative adjustment should be temporarily adapted to utilize current published statistics rather than the lagging statistics that had been utilized historically. While these lagging indicators have been very reliable for some time, they do not accurately capture the risk that has been brought about by rapid changes in the economy. Based upon the change in the national unemployment rate available as of March 31, 2020, the economic qualitative adjustment was increased according to the Company's methodology to account for the uncertainty in economic conditions compared to the lookback period.  Management believes this temporary alteration will be a better indicator until the economy stabilizes and the true impact can be measured.

The more significant changes from December 31, 2019 to March 31, 2020 in the allocations of the allowance for loan losses to the loan portfolios listed above was primarily attributed to the additional economic qualitative factor adjustment resulting from the COVID-19 pandemic.

Provision

A $3.3 million provision for loan losses was required for the three months ended March 31, 2020 compared to a $150,000 provision for the three months ended March 31, 2019. In March of 2020, an additional $3.0 million was recorded during the quarter due to current economic conditions resulting from the COVID-19 pandemic.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Analysis of allowance for loan losses:
Balance beginning of period	$12,477	$11,652
Charge-offs:
Commercial, financial, and agricultural	41	53
Real estate construction - residential	—	—
Real estate construction - commercial	—	—
Real estate mortgage - residential	19	84
Real estate mortgage - commercial	22	8
Installment and other consumer	52	52
Total charge-offs	134	197
Recoveries:
Commercial, financial, and agricultural	$25	$108
Real estate construction - residential	—	—
Real estate construction - commercial	—	—
Real estate mortgage - residential	9	99
Real estate mortgage - commercial	2	—
Installment and other consumer	14	33
Total recoveries	50	240
Net charge-offs	84	(43)
Provision for loan losses	3,300	150
Balance end of period	$15,693	$11,845

Net Loan Charge-offs

The Company’s net charge-offs were $84,000, or 0.01% of average loans, for the three months ended March 31, 2020 compared to net recoveries of $43,000, or 0.00% of average loans, for the three months ended March 31, 2019. The increase in net charge-offs for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily related to one commercial loan relationship recovery and one real estate mortgage – residential recovery received during the first quarter of 2019.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac. At March 31, 2020, the carrying amount of these loans was $4.3 million.

In the fourth quarter of 2019 the Company expanded its current home loan program to better serve our customers. This expansion began with hiring new mortgage lending personnel and expanding the bank’s available loan products and upgrading the Company's operating systems. New home loan programs for its customers include VA loans, designed for military families and veterans; USDA loans for those buying homes in rural communities; and FHA loans, which offer low down payments and flexible underwriting guidelines. In addition, we have added several secondary market investors, allowing us to sell loans on the secondary market versus servicing them at the Company. This provides us with the ability to offer clients more aggressive pricing and improve our bottom line.

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

The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available-for-sale investment securities, not including other debt securities, federal funds sold, and excess reserves held at the Federal Reserve.

	March 31,	December 31,
(In thousands)	2020	2019
Federal funds sold and other overnight interest-bearing deposits	$58,619	$55,545
Certificates of deposit in other banks	11,106	10,862
Available-for-sale investment securities	198,049	175,093
Total	$267,774	$241,500

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $198.0 million at March 31, 2020 and included an unrealized net gain of $2.7 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $13.4 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2020 and December 31, 2019, the Company’s unpledged securities in the available for sale portfolio totaled approximately $48.3 million and $35.3 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,521	$9,385
Federal funds purchased and securities sold under agreements to repurchase	41,047	38,238
Other deposits	99,193	92,189
Total pledged, at fair value	$149,761	$139,812

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2020, such deposits totaled $1.0 billion and represented 86.3% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Core deposit base:
Non-interest bearing demand	$272,578	$261,166
Interest checking	202,213	227,662
Savings and money market	353,936	346,593
Other time deposits	189,497	197,089
Total	$1,018,224	$1,032,510

Time deposits and certificates of deposit of $250,000 and greater at March 31, 2020 and December 31, 2019 were $111.8 million and $104.3 million, respectively. The Company had brokered deposits totaling $42.6 million and $45.2 million at March 31, 2020 and December 31, 2019, respectively.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2020, under agreements with these unaffiliated banks, the Bank may borrow up to $50.0 million in federal funds on an unsecured basis and $15.9 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2020. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2020, there were $30.8 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at March 31, 2020.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of March 31, 2020, the Bank had $133.8 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$30,764	$27,272
Federal Home Loan Bank advances	133,837	96,895
Subordinated notes	49,486	49,486
Other borrowings	24	24
Total	$214,111	$173,677

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

	March 31,				December 31,
	2020				2019
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$281,998	$9,296	$56,584	$347,878	$284,813	$9,190	$56,839	$350,842
Letters of credit	(81,000)	—	—	(81,000)	(115,000)	—	—	(115,000)
Advances outstanding	(133,837)	—	—	(133,837)	(96,895)	—	—	(96,895)
Total available	$67,161	$9,296	$56,584	$133,041	$72,918	$9,190	$56,839	$138,947

At March 31, 2020, loans of $510.3 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2020, investments totaling $18.1 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated needs. This includes the impact of the COVID-19 pandemic that is difficult to currently measure.  Management believes the most significant impact to the Company’s liquidity position will be short-term as the SBA PPP loans are expected to be forgiven by the SBA and mostly paid off within the next two to three months. In addition, loan modifications are generally for two to three months at which time resumption of regular payments is generally expected.   The longer-term impact on the Company’s liquidity from the pandemic will be closely monitored and addressed as the need arises.

The Company also has available additional liquidity by pledging the PPP loans to either the FHLB or the Federal Reserve as collateral for available advances under their respective lending facilities.

Sources and Uses of Funds

Cash and cash equivalents were $75.3 million at March 31, 2020 compared to $78.1 million at December 31, 2019. The $2.8 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2020. Cash outflow used in operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities used total cash of $542,000 for the three months ended March 31, 2020.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $34.3 million. The cash outflow primarily consisted of $44.0 million purchase of investment securities and $11.8 million increase in loans, partially offset by $23.5 million from maturities, calls, and sales of investment securities.

Financing activities provided cash of $32.0 million, resulting primarily from a $37.0 million increase in net FHLB advances, and an $11.4 million increase in demand deposits, partially offset by an $18.0 million decrease in interest bearing transaction accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2020.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $362.7 million in unused loan commitments and standby letters of credit as of March 31, 2020. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $753,000 and $603,000 for the three months ended March 31, 2020 and 2019, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank did not declare or pay dividends during the three months ended March 31, 2020, and declared and paid $1.5 million in dividends to the Company during the three months ended March 31, 2019. At March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents totaling $781,000 and $2.6 million, respectively.

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

In addition, the final rules establish a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement began being phased in over four years beginning in 2016. On January 1, 2016, the first phase of the requirement went into effect at 0.625% of risk-weighted assets, and increased each subsequent year by an additional 0.625 percentage points, to reach its final level of 2.5% of risk weighted assets on January 1, 2019. At December 31, 2019, the capital conservation buffer of 2.5%, effectively raised the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Under the Basel III requirements, at March 31, 2020 and December 31, 2019, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Minimum Capital		Required to be
			Required - Basel III		Considered Well-
	Actual		Fully Phased-In *		Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital (to risk-weighted assets):
Company	$181,453	14.80%	$128,756	10.50%	$—	N.A	%
Bank	179,656	14.73	128,076	10.50	121,977	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$157,082	12.81%	$104,231	8.50%	$—	N.A	%
Bank	164,395	13.48	103,680	8.50	97,582	8.00
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$118,192	9.64%	$85,837	7.00%	$—	N.A	%
Bank	164,395	13.48	85,384	7.00	79,285	6.50
Tier 1 leverage ratio (to adjusted average assets):
Company	$157,082	10.43%	$60,250	4.00%	$—	N.A	%
Bank	164,395	10.98	59,886	4.00	74,857	5.00

December 31, 2019
Total Capital (to risk-weighted assets):
Company	$179,430	14.89%	$126,511	10.50%	$—	N.A	%
Bank	175,459	14.60	126,165	10.50	120,158	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$157,139	13.04%	$102,414	8.50%	$—	N.A	%
Bank	162,822	13.55	102,134	8.50	96,126	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$118,793	9.86%	$84,341	7.00%	$—	N.A	%
Bank	162,822	13.55	84,110	7.00	78,102	6.50
Tier 1 leverage ratio:
Company	$157,139	10.73%	$58,562	4.00%	$—	N.A	%
Bank	162,822	11.18	58,280	4.00	72,850	5.00

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2020 and December 31, 2019.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,
(bps)	2020	2019
200	(1.33)%	2.93%
100	(1.01)%	2.90%
(100)	(1.97)%	2.76%
(200)	(2.99)%	2.13%

The change in our interest rate risk exposure from March 31, 2019 to March 31, 2020 was primarily due to the significant decrease in market rates over this time period that has caused offering rates for earning assets to decrease more than offering rates for interest-bearing liabilities. In addition, our federal funds sold position has decreased from the prior year quarter-end and the amount of variable rate loans that are at their floor interest rate levels has increased. These factors have caused the Company’s balance sheet to become slightly liability sensitive in the next 12 months and due to the smaller amount of loans that will reprice with a change in rates the projected amount of net interest income has decreased in all interest rate scenarios. In addition, due to the low level of market interest rates at March 31, 2020, funding rates can only drop to zero while earning asset rates are at levels that allow for additional decreases which causes net interest income to decrease more in a falling rate environment. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of May 7, 2020 and, based on their evaluation, have concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ending March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Impact of New Accounting Standards

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

Financial Instruments In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2022. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company's consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements by assessing different credit risk models.  As a result of the FASB issuing a delay in the implementation of this ASU, the Company will extend its evaluation process over the new implementation deadline of January 1, 2023.

Rate Reform In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)  - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the reference rate reform on the Company’s consolidated financial statements.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this Item is set forth in Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).

Item 1A.    Risk Factors

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Company.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, or an outbreak of other highly infectious or contagious diseases could adversely impact certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the outbreak could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global population have created the threat of a recession, reduced economic activity and a significant correction in the global stock markets. We expect that we will experience significant disruption across our business due to these effects, leading to decreased earnings, significant slowdowns in our loan collections and loan defaults.

COVID-19 may impact businesses’ and consumers’ desire and willingness to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the hospitality, restaurant, gaming, and long-term health care industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate, and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in assets under management and wealth management revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

Management believes that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended March 31, 2020:

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
$5,000,000
January 1-31, 2020	700	$22.93	700	$4,983,950
February 1-29, 2020	9,830	$22.67	9,830	$4,761,080
March 1-31, 2020	24,404	$19.68	24,404	$4,280,792
Total	34,934	$20.59	34,934	$4,280,792

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

March 31, 2020 Form 10‑Q

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 7, 2020	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ W. Bruce Phelps

May 7, 2020	W. Bruce Phelps, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)