Form 10-Q
period 2020-06-30
HAWTHORN BANCSHARES, INC.
filed 2020-08-06
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 6,485,648 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share data)	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$18,406	$22,576
Federal funds sold and other interest-bearing deposits	116,255	55,545
Cash and cash equivalents	134,661	78,121
Certificates of deposit in other banks	10,364	10,862
Available-for-sale debt securities, at fair value	192,036	175,093
Other investments	6,976	5,808
Total investment securities	199,012	180,901
Loans held for investment	1,280,615	1,168,797
Allowances for loan losses	(16,622)	(12,477)
Net loans	1,263,993	1,156,320
Loans held for sale, at lower of cost or fair value	9,041	428
Premises and equipment - net	34,906	35,388
Mortgage servicing rights, at fair value	2,145	2,482
Other real estate owned - net	12,520	12,781
Accrued interest receivable	7,600	6,481
Cash surrender value - life insurance	2,425	2,398
Other assets	7,069	6,800
Total assets	$1,683,736	$1,492,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$367,828	$261,166
Savings, interest checking and money market	652,429	614,331
Time deposits $250,000 and over	112,714	104,262
Other time deposits	194,662	206,762
Total deposits	1,327,633	1,186,521
Federal funds purchased and securities sold under agreements to repurchase	42,197	27,272
Federal Home Loan Bank advances and other borrowings	125,802	96,919
Subordinated notes	49,486	49,486
Operating lease liabilities	2,099	2,224
Accrued interest payable	901	1,136
Other liabilities	15,587	14,366
Total liabilities	1,563,705	1,377,924
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,519,874 shares	6,520	6,520
Surplus	59,556	55,727
Retained earnings	60,412	61,590
Accumulated other comprehensive loss, net of tax	(604)	(3,755)
Treasury stock; 283,674, and 243,638 shares, at cost, respectively	(5,853)	(5,044)
Total stockholders’ equity	120,031	115,038
Total liabilities and stockholders’ equity	$1,683,736	$1,492,962

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$14,536	$14,750	$28,958	$28,856
Interest and fees on loans held for sale	50	—	55	—
Interest on investment securities:
Taxable	773	1,025	1,586	2,026
Nontaxable	173	148	315	289
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	117	193	442	795
Dividends on other investments	72	68	173	133
Total interest income	15,721	16,184	31,529	32,099
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	290	1,454	1,237	3,170
Time deposit accounts $250,000 and over	349	621	762	1,286
Time deposits	691	761	1,443	1,468
Total interest expense on deposits	1,330	2,836	3,442	5,924
Interest on federal funds purchased and securities sold under agreements to repurchase	59	44	96	76
Interest on Federal Home Loan Bank advances	612	538	1,244	1,080
Interest on subordinated notes	381	609	882	1,233
Total interest expense on borrowings	1,052	1,191	2,222	2,389
Total interest expense	2,382	4,027	5,664	8,313
Net interest income	13,339	12,157	25,865	23,786
Provision for loan losses	900	250	4,200	400
Net interest income after provision for loan losses	12,439	11,907	21,665	23,386
NON-INTEREST INCOME
Service charges and other fees	566	885	1,364	1,747
Bank card income and fees	812	793	1,505	1,488
Trust department income	279	296	658	589
Real estate servicing fees, net	(16)	(82)	(103)	2
Gain on sale of mortgage loans, net	924	179	1,344	284
Other	68	50	113	102
Total non-interest income	2,633	2,121	4,881	4,212
Investment securities gains, net	7	—	6	1
Gain on branch sale, net	—	—	—	2,074
NON-INTEREST EXPENSE
Salaries and employee benefits	6,511	5,416	12,633	10,854
Occupancy expense, net	757	741	1,522	1,440
Furniture and equipment expense	752	686	1,447	1,495
Processing, network, and bank card expense	954	973	1,930	1,973
Legal, examination, and professional fees	407	304	774	632
Advertising and promotion	221	282	470	541
Postage, printing, and supplies	193	259	434	469
Other	1,252	1,010	2,285	2,155
Total non-interest expense	11,047	9,671	21,495	19,559
Income before income taxes	4,032	4,357	5,057	10,114
Income tax expense	750	837	907	1,928
Net income	$3,282	3,520	$4,150	$8,186
Basic earnings per share	$0.51	$0.54	$0.64	$1.25
Diluted earnings per share	$0.51	$0.54	$0.64	$1.25

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Net income	$3,282	$3,520	$4,150	$8,186
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gains on investment securities available-for-sale, net of tax	891	1,699	3,072	3,077
Adjustment for (gains) on sale of investment securities, net of tax	(4)	—	(5)	—
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	31	16	84	31
Total other comprehensive income	918	1,715	3,151	3,108
Total comprehensive income	$4,200	$5,235	$7,301	$11,294

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

	For the Three Months Ended June 30, 2020 and 2019
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, March 31, 2020	$6,520	$55,727	$61,708	$(1,522)	$(5,763)	$116,670
Net income	—	—	3,282	—	—	3,282
Other comprehensive income	—	—	—	918	—	918
Purchase of treasury stock	—	—	—	—	(90)	(90)
Stock dividend	—	3,829	(3,829)	—	—	—
Cash dividends declared, common stock ($0.12 per share)	—	—	(749)	—	—	(749)
Balance, June 30, 2020	$6,520	$59,556	$60,412	$(604)	$(5,853)	$120,031

Balance, March 31, 2019	$6,279	$50,173	$58,168	$(4,706)	$(5,044)	$104,870
Net income	—	—	3,520	—	—	3,520
Other comprehensive income	—	—	—	1,715	—	1,715
Stock dividend	—	5,796	(5,796)	—	—	—
Cash dividends declared, common stock ($0.10 per share)	—	—	(725)	—	—	(725)
Balance, June 30, 2019	$6,279	$55,969	$55,167	$(2,991)	$(5,044)	$109,380

	For the Six Months Ended June 30, 2020 and 2019
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2019	$6,520	$55,727	$61,590	$(3,755)	$(5,044)	$115,038
Net income	—	—	4,150	—	—	4,150
Other comprehensive income	—	—	—	3,151	—	3,151
Purchase of treasury stock	—	—	—	—	(809)	(809)
Stock dividend	—	3,829	(3,829)	—	—	—
Cash dividends declared, common stock ($0.24 per share)	—	—	(1,499)	—	—	(1,499)
Balance, June 30, 2020	$6,520	$59,556	$60,412	$(604)	$(5,853)	$120,031

Balance, December 31, 2018	$6,279	$50,173	$54,105	$(6,099)	$(5,044)	$99,414
Net income	—	—	8,186	—	—	8,186
Other comprehensive income	—	—	—	3,108	—	3,108
Stock dividend	—	5,796	(5,796)	—	—	—
Cash dividends declared, common stock ($0.22 per share)	—	—	(1,328)	—	—	(1,328)
Balance, June 30, 2019	$6,279	$55,969	$55,167	$(2,991)	$(5,044)	$109,380

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$4,150	$8,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,200	400
Depreciation expense	1,121	968
Net amortization of investment securities, premiums, and discounts	703	644
Change in fair value of mortgage servicing rights	525	373
Investment securities gains, net	(6)	(1)
(Gains) losses on sales and dispositions of premises and equipment	(67)	43
Gain on sales and dispositions of other real estate	(211)	(19)
Gain on branch sale, net	—	(2,074)
Provision for other real estate owned	12	18
(Increase) decrease in accrued interest receivable	(1,119)	16
Increase in cash surrender value - life insurance	(27)	(37)
(Increase) decrease in other assets	(14)	1,875
Operating lease liabilities	(125)	(79)
(Decrease) increase in accrued interest payable	(235)	271
Increase (decrease) in other liabilities	597	(1,684)
Origination of mortgage loans held for sale	(54,987)	(14,262)
Proceeds from the sale of mortgage loans held for sale	47,718	15,008
Gain on sale of mortgage loans, net	(1,344)	(284)
Other, net	(188)	(99)
Net cash provided by operating activities	703	9,263
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(735)	(498)
Proceeds from maturities of certificates of deposit in other banks	1,235	—
Net increase in loans	(111,873)	(11,290)
Purchase of available-for-sale debt securities	(54,811)	(18,790)
Proceeds from maturities of available-for-sale debt securities	26,375	19,695
Proceeds from calls of available-for-sale debt securities	13,185	7,370
Proceeds from sales of available-for-sale debt securities	1,490	—
Purchases of FHLB stock	(1,891)	(1,322)
Proceeds from sales of FHLB stock	724	1,665
Purchases of premises and equipment	(799)	(1,176)
Proceeds from sales of premises and equipment	135	6
Payment for branch sale, net	—	(6,700)
Proceeds from sales of other real estate and repossessed assets	194	925
Net cash used in investing activities	(126,771)	(10,115)
Cash flows from financing activities:
Net increase in demand deposits	106,661	4,701
Net increase (decrease) in interest-bearing transaction accounts	38,098	(14,546)
Net (decrease) increase in time deposits	(3,647)	8,115
Net increase in federal funds purchased and securities sold under agreements to repurchase	14,925	687
Repayment of FHLB advances and other borrowings	(40,117)	(57,921)
FHLB advances	69,000	47,806
Purchase of treasury stock	(809)	—
Cash dividends paid - common stock	(1,503)	(1,207)
Net cash provided by (used in) financing activities	182,608	(12,365)
Net increase (decrease) in cash and cash equivalents	56,540	(13,217)
Cash and cash equivalents, beginning of year	78,121	42,083
Cash and cash equivalents, end of year	$134,661	$28,866
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$5,899	$8,042
Income taxes	$—	$1,190
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$—	$343
Net deposits and fixed assets transferred to other assets related to the Branson branch sale	$—	$(8,885)
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,424

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Stock Dividend On July 1, 2020, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2020. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

CARES Act On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which, in part, established a loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the Paycheck Protection Program ("PPP"). Under the PPP, small businesses, sole proprietorships, independent contractors, non-profit organizations and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Company is participating as a lender in the PPP program. All loans have a 1% interest rate and the Company earns a fee that is based upon a tiered schedule corresponding with the amount of the loan to the borrower, which is deferred and recognized over the life of the loan. Based upon the borrower meeting certain criteria as defined by the CARES Act, the loan may be forgiven by the SBA. The Company reports these loans at their principal amount outstanding, net of unearned income, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.

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

(2)   Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Commercial, financial, and agricultural (a)	$296,323	$199,022
Real estate construction - residential	27,188	23,035
Real estate construction - commercial	85,009	84,998
Real estate mortgage - residential	250,452	252,643
Real estate mortgage - commercial	592,855	576,635
Installment and other consumer	28,788	32,464
Total loans held for investment	$1,280,615	$1,168,797

(a)	Includes $83.8 million SBA PPP loans, net

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2020, loans of $580.0 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended June 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,623	$117	$622	$2,363	$8,614	$351	$3	$15,693
Additions:
Provision for loan losses	(32)	22	100	354	435	(26)	47	900
Deductions:
Loans charged off	43	—	—	33	2	39	—	117
Less recoveries on loans	(66)	(32)	—	(27)	(1)	(20)	—	(146)
Net loan charge-offs (recoveries)	(23)	(32)	—	6	1	19	—	(29)
Balance at end of period	$3,614	$171	$722	$2,711	$9,048	$306	$50	$16,622

	Six Months Ended June 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Additions:
Provision for loan losses	689	75	353	609	2,522	(18)	(30)	4,200
Deductions:
Loans charged off	84	—	—	52	24	91	—	251
Less recoveries on loans	(91)	(32)	—	(36)	(3)	(34)	—	(196)
Net loan charge-offs (recoveries)	(7)	(32)	—	16	21	57	—	55
Balance at end of period	$3,614	$171	$722	$2,711	$9,048	$306	$50	$16,622

	Three Months Ended June 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,232	$74	$638	$1,890	$5,523	$333	$155	$11,845
Additions:
Provision for loan losses	(327)	(17)	66	(27)	591	(20)	(16)	250
Deductions:
Loans charged off	140	—	—	96	8	39	—	283
Less recoveries on loans	(18)	(12)	—	(5)	(3)	(33)	—	(71)
Net loan charge-offs (recoveries)	122	(12)	—	91	5	6	—	212
Balance at end of period	$2,783	$69	$704	$1,772	$6,109	$307	$139	$11,883

	Six Months Ended June 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Additions:
Provision for loan losses	(388)	(83)	(53)	(223)	1,208	(1)	(60)	400
Deductions:
Loans charged off	193	—	—	180	16	91	—	480
Less recoveries on loans	(127)	(12)	—	(104)	(3)	(65)	—	(311)
Net loan charge-offs (recoveries)	66	(12)	—	76	13	26	—	169
Balance at end of period	$2,783	$69	$704	$1,772	$6,109	$307	$139	$11,883

Loans, or portions of loans, are charged off to the extent deemed uncollectible or a loss is confirmed. Loan charge-offs reduce the allowance for loan losses, and recoveries of loans previously charged off are added back to the allowance. If

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

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

As a result of rapidly increasing unemployment rates resulting from the COVID-19 virus, management determined that the first quarter 2020 allowance for loan loss economic qualitative adjustment should be temporarily adapted to utilize currently published statistics rather than the lagging statistics that had been utilized historically. While these lagging indicators have been very reliable for some time, they did not accurately capture the risk that has been brought about by rapid changes in the economy due to the pandemic. Based upon the change in the national unemployment rate available as of March 31, 2020, the economic qualitative adjustment was increased according to the Company’s methodology to account for uncertainty in economic conditions compared to the lookback period. As of June 30, 2020, and based on the continuing high rates of national unemployment as compared to historic levels, management believes this temporary alteration will be a better indicator until the economy stabilizes and the true impact can be measured.

Additionally, the funding of $87.6 million in PPP loans during the second quarter required management to assess the methodology that would be adopted in regard to the allowance for loan loss applicable to these loans. As the SBA PPP loans are expected to be mostly paid off in the next two to three months and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan loss was deemed necessary for these loans.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
June 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$291	$—	$122	$231	$52	$14	$—	$710
Collectively evaluated for impairment	3,323	171	600	2,480	8,996	292	50	15,912
Total	$3,614	$171	$722	$2,711	$9,048	$306	$50	$16,622
Loans outstanding:
Individually evaluated for impairment	$3,538	$—	$959	$4,857	$1,866	$118	$—	$11,338
Collectively evaluated for impairment	292,785	27,188	84,050	245,595	590,989	28,670	—	1,269,277
Total	$296,323	$27,188	$85,009	$250,452	$592,855	$28,788	$—	$1,280,615

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$311	$—	$—	$264	$23	$17	$—	$615
Collectively evaluated for impairment	2,607	64	369	1,854	6,524	364	80	11,862
Total	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Loans outstanding:
Individually evaluated for impairment	$1,514	$—	$137	$3,856	$1,711	$177	$—	$7,395
Collectively evaluated for impairment	197,508	23,035	84,861	248,787	574,924	32,287	—	1,161,402
Total	$199,022	$23,035	$84,998	$252,643	$576,635	$32,464	$—	$1,168,797

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $11.3 million and $7.4 million at June 30, 2020 and December 31, 2019, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2020, $7.0 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $3.0 million at December 31, 2019. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2020, $710,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling $11.3 million compared to $615,000 of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $7.4 million at December 31, 2019. Management determined that $6.3 million, or 56%, of total impaired loans required no reserve allocation at June 30, 2020 compared to $2.6 million, or 35%, at December 31, 2019, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Non-accrual loans	$8,849	$4,754
Non-performing TDRs - 90 days past due	—	106
Performing TDRs	2,489	2,535
Total impaired loans	$11,338	$7,395

The following tables provide additional information about impaired loans at June 30, 2020 and December 31, 2019, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2020
With no related allowance recorded:
Commercial, financial and agricultural	$2,275	$2,510	$—
Real estate - construction commercial	393	443	—
Real estate - residential	2,560	2,711	—
Real estate - commercial	1,082	1,148	—
Installment and other consumer	10	11	—
Total	$6,320	$6,823	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,263	$1,577	$291
Real estate - construction commercial	566	575	122
Real estate - residential	2,297	2,690	231
Real estate - commercial	784	900	52
Installment and other consumer	108	116	14
Total	$5,018	$5,858	$710
Total impaired loans	$11,338	$12,681	$710

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$3,059	$—	$1,189	$—	$1,370	$—	$1,304	$—
Real estate - construction commercial	528	—	147	—	271	—	152	—
Real estate - residential	2,758	—	1,092	—	1,355	—	785	—
Real estate - commercial	1,448	7	107	—	1,178	13	144	—
Installment and other consumer	15	—	—	—	12	—	—	—
Total	$7,808	$7	$2,535	$—	$4,186	$13	$2,385	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,615	$11	$1,079	$11	$1,195	$19	$1,115	$21
Real estate - construction commercial	766	—	—	—	142	—	—	—
Real estate - residential	3,724	8	3,481	21	2,990	28	4,044	46
Real estate - commercial	540	3	1,170	7	438	6	927	16
Installment and other consumer	147	1	236	1	135	7	245	2
Total	$6,792	$23	$5,966	$40	$4,900	$60	$6,331	$85
Total impaired loans	$14,600	$30	$8,501	$40	$9,086	$73	$8,716	$85

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $30,000 and $73,000 for the three and six months ended June 30,

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

2020, respectively, compared to $40,000 and $85,000 for the three and six months ended June 30, 2019, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2020 and December 31, 2019.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2020
Commercial, Financial, and Agricultural	$292,873	$428	$—	$3,022	$296,323
Real Estate Construction - Residential	27,188	—	—	—	27,188
Real Estate Construction - Commercial	84,050	—	—	959	85,009
Real Estate Mortgage - Residential	245,472	1,619	51	3,310	250,452
Real Estate Mortgage - Commercial	591,264	70	—	1,521	592,855
Installment and Other Consumer	28,699	45	7	37	28,788
Total	$1,269,546	$2,162	$58	$8,849	$1,280,615
December 31, 2019
Commercial, Financial, and Agricultural	$197,828	$212	$—	$982	$199,022
Real Estate Construction - Residential	22,468	567	—	—	23,035
Real Estate Construction - Commercial	84,861	—	—	137	84,998
Real Estate Mortgage - Residential	249,516	688	304	2,135	252,643
Real Estate Mortgage - Commercial	575,140	136	—	1,359	576,635
Installment and Other Consumer	32,179	132	12	141	32,464
Total	$1,161,992	$1,735	$316	$4,754	$1,168,797

The Company's past due and non-accrual loans at June 30, 2020 do not include $287 million of loans accepting forbearance. Their delinquency status will not change through the forbearance period as they are fulfilling the agreement they have made with the bank.

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

The following table presents the risk categories by class at June 30, 2020 and December 31, 2019.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At June 30, 2020
Watch	$19,892	$743	$9,132	$14,934	$58,022	$—	$102,723
Substandard	1,220	—	—	1,426	590	—	3,236
Performing TDRs	516	—	—	1,547	345	81	2,489
Non-accrual loans	3,022	—	959	3,310	1,521	37	8,849
Total	$24,650	$743	$10,091	$21,217	$60,478	$118	$117,297
At December 31, 2019
Watch	$16,288	$763	$8,484	$15,280	$37,271	$—	$78,086
Substandard	3,249	—	273	2,291	677	—	6,490
Performing TDRs	532	—	—	1,615	352	36	2,535
Non-performing TDRs - 90 days past due	—	—	—	106	—	—	106
Non-accrual loans	982	—	137	2,135	1,359	141	4,754
Total	$21,051	$763	$8,894	$21,427	$39,659	$177	$91,971

Troubled Debt Restructurings

At June 30, 2020, loans classified as TDRs totaled $3.8 million, of which $1.3 million were classified as non-performing TDRs and $2.5 million were classified as performing TDRs. At December 31, 2019, loans classified as TDRs totaled $4.1 million, of which $1.6 million were classified as non-performing TDRs and $2.5 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $353,000 and $442,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2020 and December 31, 2019, respectively.

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

As provided for by the CARES Act, the Company offered three-month payment modifications to borrowers. At June 30, 2020, 568 loans totaling $286.8 million or 22.4% of total loans had entered into some form of a modification. These loan modifications include $177.2 million, or 61.8%, on interest only, and $109.6 million, or 38.2%, on full deferral. (See table below titled Loan Portfolio Granularity – Loan Modifications under the CARES Act by NAICS Code.)

Additionally, some borrowers have requested an additional three-month payment modification. This includes forty loans totaling $58.3 million, or 20.3% of the previously modified loans. These loan modifications include $22.6 million on interest only and $35.8 million on full deferral (See table below titled Loan Portfolio Granularity – Loan Modifications under the CARES Act for Six Months by NAICS Code.)

	Loan Modifications under the CARES Act by NAICS Code
Industry Category	Interest Only	% Loans	Full Deferral	% Loans	Totals
(in thousands)
Real Estate and Rental and Leasing	$123,792	43.2%	$34,534	12.0%	$158,326
Accommodations and Food Services	9,936	3.5	44,467	15.5	54,403
Construction	8,758	3.1	8,424	2.9	17,182
Manufacturing	8,002	2.8	1,089	0.4	9,091
Other Services	6,141	2.1	1,820	0.6	7,961
Cinemas	1,061	0.4	6,191	2.2	7,252
Health Care and Social Assistance	6,367	2.2	1,193	0.4	7,560
Retail Trade	4,338	1.5	846	0.3	5,184
Arts, Entertainment, Recreation	1,235	0.4	3,209	1.1	4,444
Non-NAICS (Consumer)	292	0.1	4,115	1.4	4,407
Other	7,299	2.5	3,701	1.3	11,000
Total modifications	$177,221	61.8%	$109,589	38.2%	$286,810

Total loans held for investment					$1,280,615
Percent of portfolio					22.4%

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Loan Modifications under the CARES Act for Six Months by NAICS Code
Industry Category	Interest Only	% Loans	Full Deferral	% Loans	Totals
(in thousands)
Real Estate and Rental and Leasing	$14,700	25.2%	$5,790	9.9%	$20,490
Accommodations and Food Services	7,059	12.1	22,469	38.5	29,528
Construction	505	0.9	720	1.2	1,225
Cinemas	-	—	6,191	10.6	6,191
Retail Trade	-	—	119	0.2	119
Arts, Entertainment, Recreation	65	0.1	—		65
Non-NAICS (Consumer)	-	—	142	0.3	142
Other	253	0.4	320	0.6	573
Total modifications	$22,582	38.7%	$35,751	61.3%	$58,333

Total loans held for investment					$1,280,615
Total CARES Act modifications					$286,810
Percent of portfolio					4.6%
Percent of modifications					20.3%

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended June 30,
	2020			2019
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Real estate mortgage - residential	1	$111	$119	—	$—	$—
Total	1	$111	$119	—	$—	$—

	Six Months Ended June 30,
	2020			2019
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Commercial, financial and agricultural	—	$—	$—	2	$80	$80
Real estate mortgage - residential	1	111	119	—	—	—
Installment and other consumer	1	6	5	—	—	—
Total	2	$117	$124	2	$80	$80
(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or in the process of foreclosure. There was one loan and no loans modified as a TDR that defaulted during any of

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

the three and six months ended June 30, 2020 and 2019, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and other various secondary market investors. At June 30, 2020, the carrying amount of these loans was $9.0 million compared to $428,000 and $121,000 at December 31, 2019 and June 30, 2019, respectively.

(3)   Other Real Estate Acquired in Settlement of Loans

	June 30,	December 31,
(in thousands)	2020	2019
Commercial	$960	$1,155
Real estate construction - commercial	11,553	11,553
Real estate mortgage - residential	176	230
Real estate mortgage - commercial	2,799	2,799
Total	$15,488	$15,737
Less valuation allowance for other real estate owned	(2,968)	(2,956)
Total other real estate owned	$12,520	$12,781

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$15,737	$16,529	$15,737	$16,693
Additions	—	227	—	343
Proceeds from sales	(194)	(677)	(194)	(925)
Charge-offs against the valuation allowance for other real estate owned, net	—	(26)	—	(64)
Donation	(266)	—	(266)	—
Net gain on sales	211	13	211	19
Total other real estate owned	$15,488	$16,066	$15,488	$16,066
Less valuation allowance for other real estate owned	(2,968)	(2,956)	(2,968)	(2,956)
Balance at end of period	$12,520	$13,110	$12,520	$13,110

At June 30, 2020, $339,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $252,000 of consumer mortgage loans at December 31, 2019.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$2,968	$2,992	$2,956	$3,002
Provision for other real estate owned	—	(10)	12	18
Charge-offs	—	(26)	—	(64)
Balance, end of period	$2,968	$2,956	$2,968	$2,956

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2020 and December 31, 2019 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
June 30, 2020
U.S. Treasury	$743	$33	$—	$776
U.S. government and federal agency obligations	8,654	178	(14)	8,818
U.S. government-sponsored enterprises	34,293	517	—	34,810
Obligations of states and political subdivisions	42,448	1,047	(1)	43,494
Mortgage-backed securities	92,559	2,331	(3)	94,887
Other debt securities (a)	8,000	44	—	8,044
Bank issued trust preferred securities (a)	1,486	—	(279)	1,207
Total available-for-sale securities	$188,183	$4,150	$(297)	$192,036

December 31, 2019
U.S. Treasury	$987	$8	$—	$995
U.S. government and federal agency obligations	8,124	—	(77)	8,047
U.S. government-sponsored enterprises	22,300	41	(58)	22,283
Obligations of states and political subdivisions	33,704	144	(59)	33,789
Mortgage-backed securities	105,522	522	(428)	105,616
Other debt securities (a)	3,000	53	—	3,053
Bank issued trust preferred securities (a)	1,486	—	(176)	1,310
Total available-for-sale securities	$175,123	$768	$(798)	$175,093

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Debt securities with carrying values aggregating approximately $152.1 million and $139.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2020, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$6,218	$6,252
Due after one year through five years	21,060	21,312
Due after five years through ten years	46,565	47,482
Due after ten years	21,781	22,103
Total	95,624	97,149
Mortgage-backed securities	92,559	94,887
Total available-for-sale securities	$188,183	$192,036

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

	June 30,	December 31,
(in thousands)	2020	2019
Other securities:
FHLB stock	$6,811	$5,644
MIB stock	151	151
Equity securities with readily determinable fair values	14	13
Total other investment securities	$6,976	$5,808

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At June 30, 2020
U.S. government and federal agency obligations	$596	$(3)	$1,481	$(11)	$2,077	$(14)
Obligations of states and political subdivisions	774	(1)	—	—	774	(1)
Mortgage-backed securities	1	—	285	(3)	286	(3)
Bank issued trust preferred securities	—	—	1,207	(279)	1,207	(279)
Total	$1,371	$(4)	$2,973	$(293)	$4,344	$(297)

(in thousands)
At December 31, 2019
U.S. government and federal agency obligations	$6,238	$(69)	$1,809	$(8)	$8,047	$(77)
U.S. government-sponsored enterprises	5,949	(47)	7,488	(11)	13,437	(58)
Obligations of states and political subdivisions	10,729	(53)	1,931	(6)	12,660	(59)
Mortgage-backed securities	5,444	(37)	40,120	(391)	45,564	(428)
Bank issued trust preferred securities	—	—	1,310	(176)	1,310	(176)
Total	$28,360	$(206)	$52,658	$(592)	$81,018	$(798)

The total available for sale portfolio consisted of approximately 316 securities at June 30, 2020. The portfolio included 14 securities having an aggregate fair value of $4.3 million that were in a loss position at June 30, 2020. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $3.0 million at fair value at June 30, 2020. The $297,000 aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2020 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2020 and December 31, 2019, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$6	$—	$6	$—
Losses realized on sales	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	1	—	—	1
Investment securities gains, net	$7	$—	$6	$1

During the three and six months ended June 30, 2020, the Company received $808,000 and $1.5 million proceeds from the sale of available for sale debt securities and recognized a $6,000 gain in both periods presented. There were no securities sales during the three and six months ended June 30, 2019. The Company recognized an immaterial unrealized gain during the three and six months ended June 30, 2020 and for the three months and six months ended June 30, 2019 related to equity securities.

(5)   Intangible Assets

Mortgage Servicing Rights

At June 30, 2020, the Company was servicing approximately $273.8 million of loans sold to the secondary market compared to $271.4 million at December 31, 2019, and $272.7 million at June 30, 2019. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $234,000 and $422,000 for the three and six months ended June 30, 2020, compared to $197,000 and $376,000 for the three and six months ended June 30, 2019.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$2,274	$2,875	$2,482	$2,931
Originated mortgage servicing rights	121	61	188	99
Changes in fair value:
Due to changes in model inputs and assumptions (1)	(122)	(100)	(320)	(241)
Other changes in fair value (2)	(128)	(179)	(205)	(132)
Total changes in fair value	(250)	(279)	(525)	(373)
Balance at end of period	$2,145	$2,657	$2,145	$2,657
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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019
Weighted average constant prepayment rate	18.03%	11.35%
Weighted average note rate	3.81%	3.97%
Weighted average discount rate	7.75%	9.77%
Weighted average expected life (in years)	4.0	5.3

(6)   Federal funds purchased and securities sold under agreements to repurchase

	June 30,	December 31,
(in thousands)	2020	2019
Federal funds purchased	$—	$—
Repurchase agreements	42,197	27,272
Total	$42,197	$27,272

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At June 30, 2020
U.S. Treasury	$—	$—	$—	$—
U.S. government-sponsored enterprises	22,319	—	—	22,319
Mortgage-backed securities	19,878	—	—	19,878
Total	$42,197	$—	$—	$42,197

At December 31, 2019
U.S. Treasury	$754	$—	$—	$754
U.S. government-sponsored enterprises	12,853	—	—	12,853
Mortgage-backed securities	13,665	—	—	13,665
Total	$27,272	$—	$—	$27,272

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of June 30, 2020, operating right of use (ROU) assets and liabilities were $2.1 million and $2.1 million, respectively. As of June 30, 2020, the weighted-average remaining lease term on these operating leases is approximately 8.0 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities. Currently, the Company does not have any finance leases. The ROU assets are included in premises and equipment, net on the consolidated balance sheets.

Operating lease ROU assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the lease commencement date.

Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $80,000 and $166,000 for the three and six months ended June 30, 2020, respectively, compared to $84,000 and $116,000 for the three and six months ended June 30, 2019 respectively.

At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $25,000 and $60,000 for the three and six months ended June 30, 2020, respectively, compared to $18,000 and $51,000 for the three and six months ended June 30, 2019, respectively.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2020 (excluding 6 months ending June 30, 2020)	$167
2021	317
2022	310
2023	312
2024	258
Thereafter	1,087
Total lease payments	2,451
Less imputed interest	(352)
Total lease liabilities, as reported	$2,099

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.6% and 17.9% for the three and six months ended June 30, 2020, respectively, compared to 19.2% and 19.1% for the three and six months ended June 30, 2019, respectively. The decrease in the effective tax rate for the periods presented was primarily attributable to the impact of tax-free revenues having a greater impact to pre-tax income due to the reduced level of earnings.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of June 30, 2020. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and six months ended June 30, 2020 and 2019, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(23)	$(3,732)	$(3,755)
Other comprehensive income, before reclassifications	3,888	107	3,995
Amounts reclassified from accumulated other comprehensive (loss) income	(6)	—	(6)
Current period other comprehensive income, before tax	3,882	107	3,989
Income tax expense	(815)	(23)	(838)
Current period other comprehensive income, net of tax	3,067	84	3,151
Balance at end of period	$3,044	$(3,648)	$(604)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2019
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gain (Loss)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(3,455)	$(2,644)	$(6,099)
Other comprehensive income, before reclassifications	3,895	39	3,934
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive income, before tax	3,895	39	3,934
Income tax expense	(818)	(8)	(826)
Current period other comprehensive income, net of tax	3,077	31	3,108
Balance at end of period	$(378)	$(2,613)	$(2,991)
(1)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in investment securities (loss) gain, net in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Payroll taxes	$336	$269	$725	$615
Medical plans	496	477	924	927
401(k) match and profit sharing	338	304	644	580
Periodic pension cost	343	336	807	715
Other	5	10	28	25
Total employee benefits	$1,518	$1,396	$3,128	$2,862

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

As of June 30, 2020, the accrued liability was $800,000 and the expense for both the three and six months ended June 30, 2020 and 2019 was $80,000 and $160,000, respectively, and is recognized over the required service period.

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time eligible employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution of $500,000 on March 25, 2020. Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2020	2019
Service cost - benefits earned during the year	$1,614	$1,431
Interest costs on projected benefit obligations (a)	1,127	1,168
Expected return on plan assets (a)	(1,598)	(1,467)
Expected administrative expenses (a)	110	122
Amortization of prior service cost (a)	50	79
Amortization of unrecognized net loss (a)	164	—
Net periodic pension cost	$1,467	$1,333

Net periodic pension cost for the three months ended June 30, (actual)	$343	$336
Net periodic pension cost for the six months ended June 30, (actual)	$807	$715
(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

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

(11)   Earnings per Share

Stock Dividend

On July 1, 2020, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2020. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Basic earnings per share:
Net income available to shareholders	$3,282	$3,520	$4,150	$8,186
Average shares outstanding	6,485,648	6,525,684	6,497,919	6,525,684
Basic earnings per share	$0.51	$0.54	$0.64	$1.25
Diluted earnings per share:
Net income available to shareholders	$3,282	$3,520	$4,150	$8,186
Average shares outstanding	6,485,648	6,525,684	6,497,919	6,525,684
Effect of dilutive stock options	—	—	—	—
Average shares outstanding including dilutive stock options	6,485,648	6,525,684	6,497,919	6,525,684
Diluted earnings per share	$0.51	0.54	$0.64	1.25

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no shares for the three and six months ended June 30, 2020 that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

Repurchase Program

On September 18, 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. In the second quarter of 2020 the repurchase program was temporarily suspended. As of June 30, 2020, the Company had repurchased a total of 40,036 shares of common stock pursuant to the repurchase program at an average price of $20.22 per share.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Assets:
U.S. Treasury	$776	$776	—	$—
U.S. government and federal agency obligations	8,818	—	8,818	—
U.S. government-sponsored enterprises	34,810	—	34,810	—
Obligations of states and political subdivisions	43,494	—	43,494	—
Mortgage-backed securities	94,887	—	94,887	—
Other debt securities	8,044	—	8,044	—
Bank-issued trust preferred securities	1,207	—	1,207	—
Equity securities	14	14	—	—
Mortgage servicing rights	2,145	—	—	2,145
Total	$194,195	$790	$191,260	$2,145

December 31, 2019
Assets:
U.S. Treasury	$995	$995	—	$—
U.S. government and federal agency obligations	8,047	—	8,047	—
U.S. government-sponsored enterprises	22,283	—	22,283	—
Obligations of states and political subdivisions	33,789	—	33,789	—
Mortgage-backed securities	105,616	—	105,616	—
Other debt securities	3,053	—	3,053	—
Bank-issued trust preferred securities	1,310	—	1,310	—
Equity securities	13	13	—	—
Mortgage servicing rights	2,482	—	—	2,482
Total	$177,588	$1,008	$174,098	$2,482

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$2,274	$2,875	$2,482	$2,931
Total (losses) or gains (realized/unrealized):
Included in earnings	(250)	(279)	(525)	(373)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	121	61	188	99
Settlements	—	—	—	—
Balance at end of period	$2,145	$2,657	$2,145	$2,657

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2020, the Company identified $7.0 million in collateral dependent impaired loans that had specific allowances for losses aggregating $411,000. Related to these loans, there were $37,000 and $92,000 in charge-offs recorded during the three and six months ended June 30, 2020, respectively. As of June 30, 2019, the Company identified $3.9 million in collateral dependent impaired loans that had specific allowances for losses aggregating $430,000. Related to these loans, there were $119,000 and $126,000 in charge-offs recorded during the three and six months ended June 30, 2019, respectively.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active			Three Months	Six Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2020
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$2,408	$—	$—	$2,408	$—	$—
Real estate construction - commercial	837	—	—	837	—	—
Real estate mortgage - residential	2,031	—	—	2,031	(32)	(51)
Real estate mortgage - commercial	1,304	—	—	1,304	(2)	(24)
Installment and other consumer	11	—	—	11	(3)	(17)
Total	$6,591	$—	$—	$6,591	$(37)	$(92)
Other real estate and repossessed assets	$12,520	$—	$—	$12,520	$213	$199

June 30, 2019
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,244	$—	$—	$1,244	$(110)	$(110)
Real estate construction - commercial	146	—	—	146	—	—
Real estate mortgage - residential	1,247	—	—	1,247	—	—
Real estate mortgage - commercial	863	—	—	863	(6)	(9)
Installment and other consumer	—	—	—	—	(3)	(7)
Total	$3,500	$—	$—	$3,500	$(119)	$(126)
Other real estate and repossessed assets	$13,110	$—	$—	$13,110	$(70)	$(176)
*	Total losses reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

Loans Held for Sale

Loans originated and intended to be sold in the secondary market, generally 1-4 family residential mortgage loans, are carried, in aggregate, at the lower of cost or estimated fair value. The estimated fair value measurements of loans held for sale are management's best estimate of market value, which is primarily based on quoted market prices for similar loans in the secondary market.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 is as follows:

			June 30, 2020
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2020		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$18,406	$18,406	$18,406	$—	$—
Federal funds sold and overnight interest-bearing deposits	116,255	116,255	116,255	—	—
Certificates of deposit in other banks	10,364	10,364	10,364	—	—
Available for sale securities	192,036	192,036	776	191,260	—
Other investment securities	6,976	6,976	14	6,962	—
Loans, net	1,263,993	1,283,400	—	—	1,283,400
Loans held for sale	9,041	9,352	—	—	9,352
Cash surrender value - life insurance	2,425	2,425	—	2,425	—
Accrued interest receivable	7,600	7,600	7,600	—	—
Total	$1,627,096	$1,646,814	$153,415	$200,647	$1,292,752
Liabilities:
Deposits:
Non-interest bearing demand	$367,828	$367,828	$367,828	$—	$—
Savings, interest checking and money market	652,429	652,429	652,429	—	—
Time deposits	307,376	310,395	—	—	310,395
Federal funds purchased and securities sold under agreements to repurchase	42,197	42,197	42,197	—	—
Federal Home Loan Bank advances and other borrowings	125,802	129,686	—	129,686	—
Subordinated notes	49,486	40,187	—	40,187	—
Operating lease liabilities	2,099	2,099		2,099
Accrued interest payable	901	901	901	—	—
Total	$1,548,118	$1,545,722	$1,063,355	$171,972	$310,395

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2020, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	June 30,	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$269,172	$240,758
Commitments to originate residential first and second mortgage loans	60,820	3,980
Standby letters of credit	95,577	97,348
Total	425,569	342,086

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2020.

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

Descriptions of our revenue-generating activities within the scope of this guidance, which are presented in our income statement as components of noninterest income are as follows:

●	Service charges on deposit accounts - represents fees generated from a variety of deposit products and services provided to customers under a day-to-day contract. These fees are recognized on a daily or monthly basis.
●	Bank card income and fees – represents fees, exchange, and other service charge revenue earned from merchant, debit and credit cards that are recognized when the services are rendered or upon completion. These fees are recognized on a daily or monthly basis.
●	Gain on sale of other real estate - represents income recognized at the time of control of a property is transferred to the buyer.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company, Hawthorn Bancshares, Inc., and its subsidiaries, including, without limitation:

●	statements that are not historical in nature, and
●	statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	competitive pressures among financial services companies may increase significantly,
●	changes in the interest rate environment may reduce interest margins,
●	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
●	increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
●	costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
●	legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
●	changes may occur in the securities markets and,
●	effects of the COVID-19 pandemic, or other adverse external events.

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.7 billion in assets at June 30, 2020, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.

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

Significant Developments and Transactions

Each item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2020 and 2019, and our financial condition as of June 30, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended June 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. In Missouri, the Director of the Missouri Department of Health and Senior Services issued an order that individuals stay at home and that businesses abide by certain limitations on gathering sizes. This order was effective from April 6, 2020 and extended through May 3, 2020. Effective May 4, 2020, the governor of Missouri announced a partial relaxation of these limitations by lifting the stay at home order for individuals and allowing businesses to reopen subject to social distancing guidelines. The Bank and its branches remained open during these orders because banking is deemed an essential business, although it has suspended lobby access at its branches from March 18, 2020 until May 4, 2020. Effective June16, the governor of Missouri rescinded all COVID-19 related statewide public health orders. He announced it would be the responsibility of local officials to put further measures and regulations in place.

.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the federal funds target rate by 0.50% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a range of 0.0% – 0.25%.
●	On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act contains provisions to assist individuals and businesses, including the SBA’s Paycheck Protection program (“PPP”). The PPP provided $349 billion in guaranteed loans that are forgivable if certain requirements are met. On April 24, 2020, an additional $310 billion was added to the PPP.
●	On April 7, 2020, the U.S. banking agencies issued Interagency Statement on Loan modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The statement also encourages institutions to work constructively with borrowers affected by COVID-19 and states the agencies will not criticize supervised institutions for prudent loan modifications. Both the CARES Act and the interagency statement provide relief from the accounting and reporting implications of troubled debt restructurings.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	To protect the health and safety of our employees and customers, on March 18, 2020, we closed our banking center lobbies but continued to serve clients by appointment or through our drive-up lanes.
●	To meet the financial needs of our customers, we have instituted the following measures:
o	The Bank participated, as a lender, in the Small Business Administration ("SBA") Payroll Protection Program ("PPP") and began taking applications on the first day of the program. Through July 31, 2020, the Bank had processed $88.0 million in PPP loans that had been approved by the SBA.
o	To account for the probable increased losses inherent in the loan portfolio, Management recorded an additional $0.6 million and $3.6 million provision for loan losses for the three and six months ended June 30, 2020, respectively.
o	At June 30, 2020, 568 loans totaling $286.8 million or 22.4% of total loans had entered into some form of a modification. These loan modifications include $177.2 million, or 61.8%, on interest only, and $109.6 million, or 38.2%, on full deferral.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2020 and 2019, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Per Share Data
Basic earnings per share	$0.51	$0.54	$0.64	$1.25
Diluted earnings per share	0.51	0.54	0.64	1.25
Cash dividends paid on common stock	750	604	1,503	1,207
Book value per share			18.47	16.76
Market price per share			19.69	25.77
Selected Ratios
(Based on average balance sheets)
Return on total assets	0.81%	0.95%	0.53%	1.09%
Return on stockholders' equity	11.12%	13.20%	7.06%	15.74%
Stockholders' equity to total assets	7.24%	7.22%	7.51%	6.95%
Efficiency ratio (1)	69.16%	67.73%	69.91%	69.86%
Net interest spread	3.25%	3.18%	3.26%	3.07%
Net interest margin	3.46%	3.50%	3.51%	3.39%

(Based on end-of-period data)
Stockholders' equity to assets			7.13%	7.44%
Total risk-based capital ratio			14.64%	13.74%
Tier 1 risk-based capital ratio			12.76%	11.86%
Common equity Tier 1 capital			9.58%	8.96%
Tier 1 leverage ratio (2)			9.82%	10.03%
(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

Use of Non-GAAP Measures

Several financial measures in this report are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (GAAP) in the U.S. The non-GAAP items presented in this report are non-GAAP net income, non-GAAP basic earnings per share, non-GAAP diluted earnings per share, non-GAAP return on average assets and non-GAAP return on average common equity. These measures include the adjustments to exclude the additional loan loss provision recorded in the three and six months ended June 30, 2020 caused by the impact on current economic conditions due to the COVID-19 pandemic and the impact of the gain on the sale of our Branson branch that closed during the quarter ended March 31, 2019. The Company believes that the exclusion of these items provides a useful basis for evaluating the Company's underlying performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating performance utilizing GAAP financial information. The Company uses non-GAAP measures to analyze its financial performance and to make financial comparisons to prior periods presented on a similar basis. The Company believes that providing such adjusted results allows investors to better understand the Company's comparative operating performance for the periods presented. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by the Company. The Company has reconciled each of these measures to a comparable GAAP measure below:

Income Statement Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income - GAAP	$3,282	$3,520	$4,150	$8,186
Effect of ALL provision COVID-19 (a)	474	—	2,844	—
Effect of net gain on branch sale (b)	—	—	—	(1,638)
Net income - non-GAAP	$3,756	$3,520	$6,994	$6,548

Per Share Data
Basic earnings per share - GAAP	$0.51	$0.54	$0.64	$1.25
Effect of ALL provision COVID-19 (a)	0.07	—	0.44	—
Effect of net gain on branch sale (b)	—	—	—	(0.25)
Basic earnings per share - non-GAAP	$0.58	$0.54	$1.08	$1.00
Diluted earnings per share - GAAP	$0.51	$0.54	$0.64	$1.25
Effect of ALL provision COVID-19 (a)	0.07	—	0.44	—
Effect of net gain on branch sale (b)	—	—	—	(0.25)
Diluted earnings per share - non-GAAP	$0.58	$0.54	$1.08	$1.00

Key Ratios
Return on average total assets - GAAP	0.81%	0.95%	0.53%	1.09%
Effect of ALL provision COVID-19 (a)	0.11	—	0.36	—
Effect of net gain on branch sale (b)	—	—	—	(0.22)
Return on average total assets - non-GAAP	0.92%	0.95%	0.89%	0.87%
Return on average stockholders' equity - GAAP	11.12%	13.20%	7.06%	15.74%
Effect of ALL provision COVID-19 (a)	1.61	—	4.84	—
Effect of net gain on branch sale (b)	—	—	—	(3.15)
Return on average stockholders' equity - non-GAAP	12.73%	13.20%	11.90%	12.59%
(a)	An additional $0.6 million and $3.6 million ALL provision pre-tax and $0.5 million and $2.8 million after tax was recorded during the three and six months ended June 30, 2020, respectively, due to current economic conditions resulting from the COVID-19 pandemic.
(b)	The gain on the sale of the Branson Branch was $2.1 million pre-tax and $1.6 million after tax for the six months ended June 30, 2019.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$13,339	$12,157	$1,182	9.7%	$25,865	$23,786	$2,079	8.7%
Provision for loan losses	900	250	650	260.0	4,200	400	3,800	950.0
Non-interest income	2,633	2,121	512	24.1	4,881	4,212	669	15.9
Investment securities gains, net	7	—	7	100.0	6	1	5	500.0
Gain on branch sale, net	—	—	—	—	—	2,074	(2,074)	(100.0)
Non-interest expense	11,047	9,671	1,376	14.2	21,495	19,559	1,936	9.9
Income before income taxes	4,032	4,357	(325)	(7.5)	5,057	10,114	(5,057)	(50.0)
Income tax expense	750	837	(87)	(10.4)	907	1,928	(1,021)	(53.0)
Net income	$3,282	$3,520	$(238)	(6.8)%	$4,150	$8,186	$(4,036)	(49.3)%

NM = not meaningful

Consolidated net income of $3.3 million, or $0.51 per diluted share, for the three months ended June 30, 2020 decreased $238,000 compared to $3.5 million, or $0.54 per diluted share, for the three months ended June 30, 2019. For the three months ended June 30, 2020, the return on average assets was 0.81%, the return on average stockholders’ equity was 11.12%, and the efficiency ratio was 69.2%.

Consolidated net income of $4.2 million, or $0.64 per diluted share, for the six months ended June 30, 2020 decreased $4.0 million compared to $8.2 million, or $1.25 per diluted share, for the six months ended June 30, 2019. For the six months ended June 30, 2020, the return on average assets was 0.53%, the return on average stockholders’ equity was 7.06%, and the efficiency ratio was 69.9%.

Net interest income was $13.3 million and $25.9 million for the three and six months ended June 30, 2020, respectively, compared to $12.2 million and $23.8 million for the three and six months ended June 30, 2019, respectively. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.46% for the three months ended June 30, 2020 compared to 3.50% for the three months ended June 30, 2019, and increased to 3.51% for the six months ended June 30, 2020 compared to 3.39% for the six months ended June 30, 2019. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $900,000 and $4.2 million provision for loan losses was required for the three and six months ended June 30, 2020, respectively, compared to a $250,000 and $400,000 provision for the three and six months ended June 30, 2019, respectively. The increase in the provision was primarily due to an additional $600,000 and $3.6 million was recorded during three and six months ended June 30, 2020, respectively, due to current economic conditions resulting from the COVID-19 pandemic.

The Company’s net loan (recoveries) charge-offs were $(29,000) and $55,000 for the three and six months ended June 30, 2020, respectively, compared to net loan charge-offs of $212,000 and $169,000 for the three and six months ended June 30, 2019, respectively.

Non-performing loans totaled $8.9 million, or 0.70% of total loans, at June 30, 2020 compared to $5.1 million, or 0.43% of total loans, at December 31, 2019, and $5.8 million, or 0.50% of total loans, at June 30, 2019. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $512,000, or 24.1%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and increased $669,000, or 15.9% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities gains, net The Company recognized net securities gains, which include the unrealized net gains related to equity securities, of $7,000 and $6,000 for the three and six months June 30, 2020, respectively, compared to an immaterial amount and $1,000 for the three and six months ended June 30, 2019, respectively.  These changes are discussed in greater detail under Investment securities gains, net section below.

Gain on branch sale, net On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of Hawthorn Bancshares, Inc., completed the sale of its branch located in Branson, Missouri to Branson Bank, Branson, Missouri. The Company sold the land and building for $3.5 million with a net book value of $1.7 million and transferred approximately $10.6 million in deposits, subject to future adjustments required in the definitive agreement for a deposit premium of 4.1%, or $0.3 million, excluding future contingent adjustments. The sale resulted in a pre-tax gain of approximately $2.1 million, or $1.6 million after tax, for the six months ended June 30, 2019.

Non-interest expense increased $1.4 million, or 14.2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and increased $1.9 million, or 9.9% for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,
	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$280,867	$3,121	4.47%	$204,034	$2,891	5.68%
Real estate construction - residential	25,993	331	5.12	26,560	406	6.13
Real estate construction - commercial	84,824	962	4.56	115,683	1,519	5.27
Real estate mortgage - residential	248,852	2,922	4.72	247,603	3,179	5.15
Real estate mortgage - commercial	586,043	6,992	4.80	531,048	6,485	4.90
Installment and other consumer	30,071	307	4.11	31,805	345	4.35
Total loans	$1,256,650	$14,635	4.68%	$1,156,733	$14,825	5.14%
Loans held for sale	$11,513	$50	1.75%	$789	$—	—%
Investment securities:
U.S. Treasury	$776	$4	2.07%	$2,660	$14	2.11%
U.S. government and federal agency obligations	46,981	245	2.10	46,940	233	1.99
Obligations of states and political subdivisions	43,833	318	2.92	38,660	232	2.41
Mortgage-backed securities	100,558	413	1.65	125,812	698	2.23
Other debt securities	6,111	81	5.33	4,343	63	5.82
Total investment securities	$198,259	$1,061	2.15%	$218,415	$1,240	2.28%
Other investment securities	7,421	72	3.90	5,480	68	4.98
Federal funds sold and interest bearing deposits in other financial institutions	99,629	117	0.47	28,692	193	2.70
Total interest earning assets	$1,573,472	$15,935	4.07%	$1,410,109	$16,326	4.64%
All other assets	82,098			83,337
Allowance for loan losses	(15,854)			(11,902)
Total assets	$1,639,716			$1,481,544
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$187,559	$120	0.26%	$223,365	$654	1.17%
Savings	114,369	10	0.04	96,880	23	0.10
Interest checking	45,996	75	0.66	12,341	59	1.92
Money market	282,722	85	0.12	275,794	718	1.04
Time deposits	304,986	1,040	1.37	338,081	1,382	1.64
Total interest bearing deposits	$935,632	$1,330	0.57%	$946,461	$2,836	1.20%
Federal funds purchased and securities sold under agreements to repurchase	39,355	59	0.60	22,351	44	0.79
Federal Home Loan Bank advances and other borrowings	136,983	612	1.80	88,720	538	2.43
Subordinated notes	49,486	381	3.10	49,486	609	4.94
Total borrowings	$225,824	$1,052	1.87%	$160,557	$1,191	2.98%
Total interest bearing liabilities	$1,161,456	$2,382	0.82%	$1,107,018	$4,027	1.46%
Demand deposits	343,000			252,040
Other liabilities	16,563			15,503
Total liabilities	1,521,019			1,374,561
Stockholders' equity	118,697			106,983
Total liabilities and stockholders' equity	$1,639,716			$1,481,544
Net interest income (FTE)		$13,553			$12,299
Net interest spread			3.25%			3.18%
Net interest margin			3.46%			3.50%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended June 30, 2020 and 2019. Such adjustments totaled $214,000 and $142,000 for the three months ended June 30, 2020 and 2019, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income. ($355,000 of SBA PPP fees were included in commercial loan income for the three months ended June 30, 2020)

	Six Months Ended June 30,
	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$239,975	$5,692	4.77%	$204,876	$5,632	5.54%
Real estate construction - residential	24,730	654	5.32	27,501	826	6.06
Real estate construction - commercial	85,199	2,070	4.89	112,743	2,922	5.23
Real estate mortgage - residential	249,804	6,064	4.88	245,741	6,226	5.11
Real estate mortgage - commercial	579,588	13,997	4.86	528,572	12,725	4.85
Installment and other consumer	30,756	652	4.26	32,020	681	4.29
Total loans	$1,210,052	$29,129	4.84%	$1,151,453	$29,012	5.08%
Loans held for sale	$6,702	$55	1.65%	$638	$—	—%
Investment securities: (3)
U.S. Treasury	$768	$7	1.83%	$2,576	$28	2.19%
U.S. government and federal agency obligations	42,074	440	2.10	49,437	471	1.92
Obligations of states and political subdivisions	40,309	589	2.94	38,798	525	2.73
Mortgage-backed securities	102,293	938	1.84	121,098	1,365	2.27
Other debt securities	5,256	141	5.39	4,376	127	5.85
Total investment securities	$190,700	$2,115	2.23%	$216,285	$2,516	2.35%
Other investment securities	6,837	173	5.09	5,578	133	4.81
Federal funds sold and interest bearing deposits in other financial institutions	90,922	442	0.98	63,658	795	2.52
Total interest earning assets	$1,505,213	$31,914	4.26%	$1,437,612	$32,456	4.55%
All other assets	82,617			84,035
Allowance for loan losses	(14,219)			(11,844)
Total assets	$1,573,611			$1,509,803
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$186,601	$409	0.44%	$230,680	$1,436	1.26%
Savings	107,615	32	0.06	94,665	39	0.08
Interest checking	46,646	248	1.07	11,453	108	1.90
Money market	276,621	548	0.40	285,510	1,587	1.12
Time deposits	314,045	2,205	1.41	350,303	2,754	1.59
Total interest bearing deposits	$931,528	$3,442	0.74%	$972,611	$5,924	1.23%
Federal funds purchased and securities sold under agreements to repurchase	32,822	96	0.59	21,598	76	0.71
Federal Home Loan Bank advances and other borrowings	122,507	1,244	2.04	91,909	1,080	2.37
Subordinated notes	49,486	882	3.58	49,486	1,233	5.02
Total borrowings	$204,815	$2,222	2.18%	$162,993	$2,389	2.96%
Total interest bearing liabilities	$1,136,343	$5,664	1.00%	$1,135,604	$8,313	1.48%
Demand deposits	302,122			254,016
Other liabilities	16,998			15,277
Total liabilities	1,455,463			1,404,897
Stockholders' equity	118,148			104,906
Total liabilities and stockholders' equity	$1,573,611			$1,509,803
Net interest income (FTE)		$26,250			$24,143
Net interest spread			3.26%			3.07%
Net interest margin			3.51%			3.39%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the six months ended June 30, 2020 and 2019. Such adjustments totaled $385,000 and $357,000 for the six months ended June 30, 2020 and 2019, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income. ($355,000 of SBA PPP fees were included in commercial loan income for the six months ended June 30, 2020)

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$230	$941	$(711)	$60	$893	$(833)
Real estate construction - residential	(75)	(9)	(66)	(172)	(79)	(93)
Real estate construction - commercial	(557)	(369)	(188)	(852)	(680)	(172)
Real estate mortgage - residential	(257)	16	(273)	(162)	102	(264)
Real estate mortgage - commercial	507	661	(154)	1,272	1,235	37
Installment and other consumer	(38)	(18)	(20)	(29)	(27)	(2)
Loans held for sale	50	—	50	55	—	55
Investment securities:
U.S. Treasury	(10)	(10)	—	(21)	(17)	(4)
U.S. government and federal agency obligations	12	—	12	(31)	(74)	43
Obligations of states and political subdivisions	86	34	52	64	21	43
Mortgage-backed securities	(285)	(124)	(161)	(427)	(194)	(233)
Other debt securities	18	24	(6)	14	25	(11)
Other investment securities	4	21	(17)	40	32	8
Federal funds sold and interest bearing deposits in other financial institutions	(76)	182	(258)	(353)	254	(607)
Total interest income	(391)	1,349	(1,740)	(542)	1,491	(2,033)
Interest expense:
NOW accounts	(534)	(91)	(443)	(1,027)	(234)	(793)
Savings	(13)	3	(16)	(7)	5	(12)
Interest checking	16	76	(60)	140	206	(66)
Money market	(633)	18	(651)	(1,039)	(48)	(991)
Time deposits	(342)	(127)	(215)	(549)	(270)	(279)
Federal funds purchased and securities sold under agreements to repurchase	15	27	(12)	20	34	(14)
Federal Home Loan Bank advances and other borrowings	74	241	(167)	164	326	(162)
Subordinated notes	(228)	—	(228)	(351)	—	(351)
Total interest expense	(1,645)	147	(1,792)	(2,649)	19	(2,668)
Net interest income on a fully taxable equivalent basis	$1,254	$1,202	$52	$2,107	$1,472	$635
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and six months ended June 30, 2020 and 2019. Such adjustments totaled $214,000 and $385,000 for the three and six months ended June 30, 2020, respectively, compared to $142,000 and $357,000 for the three and six months ended June 30, 2019, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income. ($355,000 of SBA PPP fees were included in commercial loan income for the three and six months ended June 30, 2020)

Financial results for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, reflected an increase in net interest income, on a tax equivalent basis, of $1.3 million, or 10.2%, and financial results for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 reflected an increase of $2.1 million, or 8.73%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.46% for the quarter ended June 30, 2020, compared to 3.50% for the quarter ended June 30, 2019, respectively, and increased to 3.51% for the six months ended June 30, 2020 compared to 3.39% for the six months ended June 30, 2019, respectively.

Net interest income increased primarily due to a decrease in rates paid on average interest bearing liabilities in the three and six month comparative periods. Although average earning assets increased for both the three and six month comparative periods, net interest margin decreased quarter over quarter primarily due to a decrease in rates earned, while net interest margin increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the decrease in rates paid on interest bearing liabilities partially offset by the decrease in rates earned on average interest earning assets.

Average interest-earning assets increased $163.4 million, or 11.6%, to $1.57 billion for the three months ended June 30, 2020 compared to $1.41 billion for the three months ended June 30, 2019, and average interest bearing liabilities increased $54.4 million, or 4.9%, to $1.16 billion for the three months ended June 30, 2020 compared to $1.11 billion for the three months ended June 30, 2019.

Average interest-earning assets increased $67.6 million, or 4.7%, to $1.50 billion for the six months ended June 30, 2020 compared to $1.44 billion for the six months ended June 30, 2019, and average interest bearing liabilities was consistent at $1.14 billion for both the six months ended June 30, 2020 and June 30, 2019, respectively.

Total interest income (expressed on a fully taxable equivalent basis) was $15.9 million and $31.9 million for the three and six months ended June 30, 2020, respectively, compared to $16.3 million and $32.5 million for the three and six months ended June 30, 2019, respectively. The Company’s rates earned on interest earning assets were 4.07% and 4.26% for the three and six months ended June 30, 2020, respectively, compared to 4.64% and 4.55% for the three and six months ended June 30, 2019, respectively.

Interest income on loans was $14.6 million and $29.1 million for the three and six months ended June 30, 2020, respectively, compared to $14.8 million and $29.0 million for the three and six months ended June 30, 2019, respectively.

Average loans outstanding increased $99.9 million, or 8.6%, to $1.26 billion for the three months ended June 30, 2020 compared to $1.16 billion for the three months ended June 30, 2019. The average yield on loans decreased to 4.68% for the three months ended June 30, 2020 compared to 5.14% for the three months ended June 30, 2019.

Average loans outstanding increased $58.6 million, or 5.1%, to $1.21billion for the six months ended June 30, 2020 compared to $1.15 billion for the six months ended June 30, 2019. The average yield on loans decreased to 4.84% for the six months ended June 30, 2020 compared to 5.08% for the six months ended June 30, 2019. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Interest income on available-for-sale securities was $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively, compared to $1.2 million and $2.5 million for the three and six months ended June 30, 2019, respectively.

Average securities decreased $20.2 million, or 9.2%, to $198.3 million for the three months ended June 30, 2020 compared to $218.4 million for the three months ended June 30, 2019. The average yield on securities decreased to 2.15% for the three months ended June 30, 2020 compared to 2.28% for the three months ended June 30, 2019.

Average securities decreased $25.6 million, or 11.8%, to $190.7 million for the six months ended June 30, 2020 compared to $216.3 million for the six months ended June 30, 2019. The average yield on securities decreased to 2.23% for the six months ended June 30, 2020 compared to 2.35% for the six months ended June 30, 2019. See the Liquidity Management section for further discussion.

Total interest expense decreased to $2.4 million and $5.7 million for the three and six months ended June 30, 2020, respectively, compared to $4.0 million and $8.3 million for the three and six months ended June 30, 2019, respectively. The Company’s rates paid on interest bearing liabilities were 0.82% and 1.00% for the three and six months ended June 30, 2020, respectively, compared to 1.46% and 1.48% for the three and six months ended June 30, 2019, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $1.3 million and $3.4 million for the three and six months ended June 30, 2020, respectively, compared to $2.8 million and $5.9 million for the three and six months ended June 30, 2019, respectively.

Average interest bearing deposits decreased $10.8 million, or 1.1%, to $935.6 million for the three months ended June 30, 2020 compared to $946.5 million for the three months ended June 30, 2019. The average cost of deposits decreased to 0.57% for the three months ended June 30, 2020 compared to 1.20% for the three months ended June 30, 2019. The decrease was primarily due to generally lower market interest rates quarter over quarter.

Average interest bearing deposits decreased $41.1 million, or 4.22%, to $931.5 million for the six months ended June 30, 2020 compared to $972.6 million for the six months ended June 30, 2019. The average cost of deposits decreased to 0.74% for the six months ended June 30, 2020 compared to 1.23% for the six months ended June 30, 2019.

These decreases in average balances were primarily due to decreases in NOW accounts, money market accounts, and time deposits resulting from lower offering rates in response to lower market interest rates.

Interest expense on borrowings was $1.1 million and $2.2 million for the three and six months ended June 30, 2020, respectively, compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2019, respectively.

Average borrowings increased to $225.8 million for the three months ended June 30, 2020 compared to $160.6 million for the three months ended June 30, 2019. The average cost of borrowings decreased to 1.87% for the three months ended June 30, 2020 compared to 2.98% for the three months ended June 30, 2019. The decrease in cost of funds primarily resulted from lower market interest rates.

Average borrowings increased to $204.8 million for the six months ended June 30, 2020 compared to $163.0 million for the six months ended June 30, 2019. The average cost of borrowings decreased to 2.18% for the six months ended June 30, 2020 compared to 2.96% for the six months ended June 30, 2019. The decrease in cost of funds primarily resulted from lower market interest rates.

The increase in average borrowings was primarily due to an increase in FHLB advances to fund liquidity needs as refinancing activity increased when rates dropped during the first quarter of 2020. This in turn was offset beginning in April of 2020 when the Company had an increase in liquidity due to participation in the CARES Act economic stimulus programs. The Company experienced significant deposit growth primarily due to stimulus checks, proceeds from PPP loan funding, deferral of income tax payments, and customers holding on to savings due to uncertain times.  See the Liquidity Management section for further discussion.

Non-interest income and expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Non-interest income
Service charges and other fees	$566	$885	$(319)	(36.0)%	$1,364	$1,747	$(383)	(21.9)%
Bank card income and fees	812	793	19	2.4	1,505	1,488	17	1.1
Trust department income	279	296	(17)	(5.7)	658	589	69	11.7
Real estate servicing fees, net	(16)	(82)	66	80.5	(103)	2	(105)	NM
Gain on sales of mortgage loans, net	924	179	745	416.2	1,344	284	1,060	373.2
Other	68	50	18	36.0	113	102	11	10.8
Total non-interest income	$2,633	$2,121	$512	24.1%	$4,881	$4,212	$669	15.9%
Non-interest income as a % of total revenue *	16.5%	14.9%			15.9%	15.0%
*	Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $512,000, or 24.1%, to $2.6 million for the quarter ended June 30, 2020 compared to $2.1 million for the quarter ended June 30, 2019, and increased $669,000, or 15.9%, to $4.9 million for the six months ended June 30, 2020 compared to $4.2 million for the six months ended June 30, 2019.

Service charges and fees decreased $319,000, or 36.0%, to $566,000 for the quarter ended June 30, 2020 compared to $885,000 for the quarter ended June 30, 2019, and decreased $383,000, or 21.9%, to $1.4 million for the six months ended June 30, 2020 compared to $1.7 million for six months ended June 30, 2019. The decrease in fees was primarily due to a decrease in nonsufficient fund service charges (NSF) resulting from both a decrease in volume, in addition to temporary fee waivers for customers related to the COVID-19 pandemic.

Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) increased $66,000 to $(16,000) for the quarter ended June 30, 2020 compared to $(82,000) for the quarter ended June 30, 2019, and decreased $105,000 to $(103,000) for the six months ended June 30, 2020 compared to $2,000 for the six months ended June 30, 2019.

Mortgage loan servicing fees earned on loans sold were $234,000 and $422,000 for the three and six months ended June 30, 2020, respectively, compared to $197,000 and $376,000 for the three and six months ended June 30, 2019, respectively. The current quarter's MSR valuation decreased $250,000 from the prior linked quarter, and decreased $525,000 for the six months ended June 30, 2020 primarily due to increased prepayment assumptions. The dramatic drop in market interest rates from December 31, 2019 to June 30, 2020, created an economic incentive for borrowers to refinance their existing home mortgage loans.

The Company was servicing $273.8 million of mortgage loans at June 30, 2020 compared to $271.4 million and $272.7 million at December 31, 2019 and June 30, 2019, respectively.

Gain on sales of mortgage loans increased $745,000, or 416.2%, to $924,000 for the quarter ended June 30, 2020 compared to $179,000 for the quarter ended June 30, 2019, and increased $1.1 million, or 373.2%, to $1.3 million for the six months ended June 30, 2020 compared to $284,000 for the six months ended June 30, 2019. During the fourth quarter of 2019, the Company focused on creation and development of a new mortgage loan department and began offering new mortgage loan products in addition to Freddie and Fannie loans that are sold to the secondary market. The Company sold $35.0 million and $47.7 million of loans for the three and six months ended June 30, 2020, respectively, compared to $9.9 million and $15.0 million for the three and six months ended June 30, 2019, respectively.

Other Income increased $18,000, or 36.0%, to $68,000 for the quarter ended June 30, 2020 compared to $50,000 for the quarter ended June 30, 2019, and increased $11,000, or 10.8%, to $113,000 for the six months ended compared to $102,000 for the six months ended June 30, 2019. The increase in the periods presented was primarily due to increased brokerage income partially offset by a decrease in insurance commissions, rental income from other real estate owned, and income earned on bank owned life insurance policies due to one of the Company's polices being redeemed in the third quarter of 2019.

Investment securities gains, net for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Investment securities gains, net
Available for sale securities:
Gains realized on sales	$6	$—	$6	$—
Losses realized on sales	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	1	—	—	1
Investment securities gains, net	$7	$—	$6	$1

During the three and six months ended June 30, 2020, the Company received $808,000 and $1.5 million, respectively, proceeds from the sale of available for sale debt securities and recognized a $6,000 gain in both periods presented. There were no securities sales during the three and six months ended June 30, 2019. The Company recognized an immaterial unrealized gain during the three and six months ended June 30, 2020 and for the three months and six months ended June 30, 2019 related to equity securities.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Non-interest expense
Salaries	$4,993	$4,020	$973	24.2%	$9,505	$7,992	$1,513	18.9%
Employee benefits	1,518	1,396	122	8.7	3,128	2,862	266	9.3
Occupancy expense, net	757	741	16	2.2	1,522	1,440	82	5.7
Furniture and equipment expense	752	686	66	9.6	1,447	1,495	(48)	(3.2)
Processing, network and bank card expense	954	973	(19)	(2.0)	1,930	1,973	(43)	(2.2)
Legal, examination, and professional fees	407	304	103	33.9	774	632	142	22.5
Advertising and promotion	221	282	(61)	(21.6)	470	541	(71)	(13.1)
Postage, printing, and supplies	193	259	(66)	(25.5)	434	469	(35)	(7.5)
Other	1,252	1,010	242	24.0	2,285	2,155	130	6.0
Total non-interest expense	$11,047	$9,671	$1,376	14.2%	$21,495	$19,559	$1,936	9.9%
Efficiency ratio*	69.2%	67.7%			69.9%	69.9%
Number of full-time equivalent employees	305	280			305	280
*	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $1.4 million, or 14.2%, to $11.0 million for the quarter ended June 30, 2020 compared to $9.7 million for the quarter ended June 30, 2019, and increased $1.9 million, or 9.9%, to $21.5 million for the six months ended June 30, 2020 compared to $19.6 million for the six months ended June 30, 2019.

Salaries increased $973,000, or 24.2%, to $5.0 million for the quarter ended June 30, 2020 compared to $4.0 million for the quarter ended June 30, 2019, and increased $1.5 million, or 18.9%, to $9.5 million for the six months ended June 30, 2020 compared to $8.0 million for the six months ended June 30, 2019. The increases were primarily due to adding 24 full-time equivalent (FTE) employees to expand the Company's new mortgage loan department. In addition, annual merit increases average approximately 4.0% each year and are awarded in the first quarter of each year.

Employee benefits increased $122,000, or 8.7%, to $1.5 million for the quarter ended June 30, 2020 compared to $1.4 million for the quarter ended June 30, 2019 and increased $266,000, or 9.3%, to $3.1 million for the six months ended June 30, 2020 compared to $2.9 million for the six months ended June 30, 2019. The increases were primarily due to higher pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions, an increase in payroll taxes due to an increase in FTE mentioned above, and an increase in 401(k) plan contributions.

Furniture and equipment expense increased $66,000, or 9.6%, to $752,000 for the quarter ended June 30, 2020 compared to $686,000 for the quarter ended June 30, 2019, and decreased $48,000, or 3.2%, to $1.4 million for the six months ended June 30, 2020 compared to $1.5 million for the six months ended June 30, 2019. The net increase for the quarter ended June 30, 2020 over the quarter ended June 30, 2019 primarily consisted of increases in core maintenance agreements and depreciation, partially offset by a $12,000 net gain during the quarter compared to a $24,000 net loss in the prior year quarter recognized on the sale of premises and equipment.

The net decrease for the six months ended June 30, 2020 over the six months ended June 30, 2019 primarily consisted of a $67,000 net gain primarily related to the sale of land adjacent to one of the Company's branches compared to a net loss of $43,000 in the prior year recognized on the sale of equipment. This decrease was partially offset by increases in core maintenance agreements and depreciation.

Legal, examination, and professional fees increased $103,000, or 33.9%, to $407,000 for the quarter ended June 30, 2020 compared to $304,000 for the quarter ended June 30, 2019, and increased $142,000, or 22.5%, to $774,000 for the six months ended June 30, 2020 compared to $632,000 for the six months ended June 30, 2019. These increases are primarily related to an increase in legal fees primarily related to one pending lawsuit that is in its early stages, and consulting expenses.

Other non-interest expense increased $242,000, or 24.0%, to $1.3 million for the quarter ended June 30, 2020 compared to $1.0 million for the quarter ended June 30, 2019, and increased $130,000, or 6%, to $2.3 million compared to $2.2 million for the six months ended June 30, 2019. The increases were primarily related to increases in real estate loan expenses related to the growth in loan volume, donations, real estate foreclosure (gain) expense, and FDIC assessment expense. In the quarter ended June 30, 2020, the Company sold an out-of-service branch building being held as other real estate owned (OREO) to a non-profit organization. This transaction consisted of a $266,000 donation expense and the company realized a net gain of $210,000.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.6% for the three months ended June 30, 2020 compared to 19.2% for the three months ended June 30, 2019, and 17.9% for the six months ended June 30, 2020 compared to 19.1% for the six months ended June 30, 2019. The decrease in the effective tax rate was primarily attributable to the impact of tax-free revenues having a greater impact to pre-tax income due to the reduced level of earnings for both the quarter and six months ended June 30, 2020.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 75.1% of total assets as of June 30, 2020 compared to 77.5% as of December 31, 2019.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Commercial, financial, and agricultural (a)	$296,323	$199,022
Real estate construction - residential	27,188	23,035
Real estate construction - commercial	85,009	84,998
Real estate mortgage - residential	250,452	252,643
Real estate mortgage - commercial	592,855	576,635
Installment and other consumer	28,788	32,464
Total loans	$1,280,615	$1,168,797
Percent of categories to total loans:
Commercial, financial, and agricultural	23.1%	17.0%
Real estate construction - residential	2.1	2.0
Real estate construction - commercial	6.6	7.3
Real estate mortgage - residential	19.6	21.6
Real estate mortgage - commercial	46.3	49.3
Installment and other consumer	2.2	2.8
Total	100.0%	100.0%
(a)	Includes $83.8 million SBA PPP loans, net

The Company extends credit to its local community markets through traditional real estate mortgage products. The Company does not participate in extending credit to sub-prime residential real estate markets. The Company does not lend funds for transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in nonaccrual, past due, or restructured loans if such assets were loans.

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers, but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2020, the Company sold approximately $47.7 million of loans to investors compared to $15.0 million for the six months ended June 30, 2019. At June 30, 2020, the Company was servicing approximately $273.8 million of loans sold to the secondary market compared to $271.4 million at December 31, 2019, and $272.7 million at June 30, 2019.

Risk Elements of the Loan Portfolio

Management, the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Loans in excess of $2.0 million in aggregate and all adversely classified credits identified by management are reviewed by the senior loan committee. In addition, all other loans are reviewed on a risk weighted selection process. The senior loan committee reviews and reports to the board of directors, on a monthly basis: past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the FASB's ASC Topic 310-10-35 in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered necessary by management to provide for probable losses inherent in the loan portfolio.

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,	June 30,
(In thousands)	2020	2019	2019
Nonaccrual loans:
Commercial, financial, and agricultural	$3,022	$982	$1,541
Real estate construction - residential	—	—	—
Real estate construction - commercial	959	137	146
Real estate mortgage - residential	3,310	2,135	2,603
Real estate mortgage - commercial	1,521	1,359	1,155
Installment and other consumer	37	141	178
Total	$8,849	$4,754	$5,623
Loans contractually past - due 90 days or more and still accruing:
Commercial, financial, and agricultural	$—	$—	$—
Real estate construction - residential	—	—	—
Real estate construction - commercial	—	—	—
Real estate mortgage - residential	51	304	197
Real estate mortgage - commercial	—	—	—
Installment and other consumer	7	12	20
Total	$58	$316	$217
Total non-performing loans (a)	8,907	5,070	5,840
Other real estate owned and repossessed assets	12,520	12,781	13,110
Total non-performing assets	$21,427	$17,851	$18,950

Loans held for investment	$1,280,615	$1,168,797	$1,156,822
Allowance for loan losses to loans	1.30%	1.07%	1.03%
Non-performing loans to loans (a)	0.70%	0.43%	0.50%
Non-performing assets to loans (b)	1.67%	1.53%	1.64%
Non-performing assets to assets (b)	1.27%	1.20%	1.29%
Allowance for loan losses to non-performing loans	186.62%	246.09%	203.48%
(a)	Non-performing loans include loans 90 days past due and accruing, nonaccrual loans, and non-performing TDRs included in nonaccrual loans and 90 days past due.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $21.4 million, or 1.67% of total loans, at June 30, 2020 compared to $17.9 million, or 1.53% of total loans, at December 31, 2019, and $18.9 million, or 1.64% of total loans, at June 30, 2019, respectively.

Total non-accrual loans at June 30, 2020 increased $4.1 million, 86.1%, to $8.8 million compared to $4.8 million at December 31, 2019. The increase in non-accrual loans primarily consisted of increases in commercial, financial, and agricultural loans, and real estate mortgage residential loans related to one loan relationship that paid off in July of 2020. The increase in real estate construction commercial loans primarily related to three loan relationships.

Loans past due 90 days and still accruing interest at June 30, 2020, were $58,000 compared to $316,000 at December 31, 2019. Other real estate and repossessed assets were $12.5 million and $12.8 million at June 30, 2020 and December 31,

2019, respectively. During the six months ended June 30, 2020, there were no non-accrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $343,000 during the six months ended June 30, 2019.

As of June 30, 2020, approximately $5.7 million compared to $9.0 million and $6.2 million at December 31, 2019 and June 30, 2019, respectively, of loans classified as substandard, which include performing TDRs, and are not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at June 30, 2020 and December 31, 2019, respectively.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2020			December 31, 2019
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	5	$516	$175	5	$532	$177
Real estate mortgage - residential	5	1,547	31	6	1,615	33
Real estate mortgage - commercial	2	345	7	2	352	7
Installment and other consumer	5	81	6	2	36	2
Total performing TDRs	17	$2,489	$219	15	$2,535	$219
Non-performing TDRs
Commercial, financial and agricultural	5	$460	$69	6	$496	$99
Real estate mortgage - residential	7	863	65	6	782	117
Real estate mortgage - commercial	—	—	—	2	266	—
Installment and other consumer	—	—	—	2	72	7
Total non-performing TDRs	12	$1,323	$134	16	$1,616	$223
Total TDRs	29	$3,812	$353	31	$4,151	$442

At June 30, 2020, loans classified as TDRs totaled $3.8 million, with $353,000 of specific reserves compared to $4.2 million of loans classified as TDRs, with $442,000 of specific reserves at December 31, 2019. Non-performing loans, included $1.3 million of loans classified as TDRs at June 30, 2020 compared to $1.6 million at December 31, 2019. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2019 to June 30, 2020 was primarily due to $456,000 of payments received on TDRs, partially offset by two new TDR totaling $124,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2020	2019
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,614	$2,918
Real estate construction - residential	171	64
Real estate construction - commercial	722	369
Real estate mortgage - residential	2,711	2,118
Real estate mortgage - commercial	9,048	6,547
Installment and other consumer	306	381
Unallocated	50	80
Total	$16,622	$12,477

The allowance for loan losses (ALL) was $16.6 million, or 1.30% of loans outstanding, at June 30, 2020 compared to $12.5 million, or 1.07%, at December 31, 2019, and $11.9 million, or 1.03% at June 30, 2019. The ratio of the allowance for loan losses to nonperforming loans was 186.62% at June 30, 2020, compared to 246.09% at December 31, 2019, and 203.48% at June 30, 2019.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2020	2019
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$710	$615
Collectively evaluated for impairment - general reserves	15,912	11,862
Total	$16,622	$12,477

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2020, $710,000 of the Company’s ALL was allocated to impaired loans totaling approximately $11.3 million compared to $615,000 of the Company’s ALL allocated to impaired loans totaling approximately $7.4 million at December 31, 2019. Management determined that $6.3 million, or 56%, of total impaired loans required no reserve allocation at June 30, 2020 compared to $2.6 million, or 35%, at December 31, 2019, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

As a result of rapidly increasing unemployment rates resulting from the COVID-19 virus, management determined that the first quarter 2020 allowance for loan loss economic qualitative adjustment should be temporarily adapted to utilize currently published statistics rather than the lagging statistics that had been utilized historically. While these lagging indicators have been very reliable for some time, they did not accurately capture the risk that has been brought about by rapid changes in the economy due to the pandemic. Based upon the change in the national unemployment rate available as of March 31, 2020, the economic qualitative adjustment was increased according to the Company’s methodology to account for uncertainty in economic conditions compared to the lookback period. As of June 30, 2020, and based on the continuing high rates of national unemployment as compared to historic levels, management believes this temporary alteration will be a better indicator until the economy stabilizes and the true impact can be measured.

The more significant changes from December 31, 2019 to June 30, 2020 in the allocations of the allowance for loan losses to the loan portfolios listed above was primarily attributed to the additional economic qualitative factor adjustment resulting from the COVID-19 pandemic.

Additionally, the funding of $87.6 million in PPP loans during the second quarter required management to assess the methodology that would be adopted in regard to the allowance for loan loss applicable to these loans. As the SBA PPP loans are expected to begin paying off in the next two to three months and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan loss was deemed necessary for these loans.

Provision

A $900,000 and $4.2 million provision for loan losses was required for the three and six months ended June 30, 2020, respectively, compared to a $250,000 and $400,000 provision for the three and six months ended June 30, 2019, respectively. An additional $600,000 and $3.6 million provision was recorded during the three and six months ended June 30, 2020, respectively, due to current economic conditions resulting from the COVID-19 pandemic.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Analysis of allowance for loan losses:
Balance beginning of period	$15,693	$11,845	$12,477	$11,652
Charge-offs:
Commercial, financial, and agricultural	43	140	84	193
Real estate construction - residential	—	—	—	—
Real estate construction - commercial	—	—	—	—
Real estate mortgage - residential	33	96	52	180
Real estate mortgage - commercial	2	8	24	16
Installment and other consumer	39	39	91	91
Total charge-offs	$117	$283	$251	$480
Recoveries:
Commercial, financial, and agricultural	$66	$18	$91	$127
Real estate construction - residential	32	12	32	12
Real estate construction - commercial	—	—	—	—
Real estate mortgage - residential	27	5	36	104
Real estate mortgage - commercial	1	3	3	3
Installment and other consumer	20	33	34	65
Total recoveries	$146	$71	$196	$311
Net charge-offs	(29)	212	55	169
Provision for loan losses	900	250	4,200	400
Balance end of period	$16,622	$11,883	$16,622	$11,883

Net Loan Charge-offs

The Company’s net recoveries were $29,000, for the three months ended June 30, 2020 compared to net charge-offs of $212,000, or 0.02% of average loans, for the three months ended June 30, 2019, and net charge-offs were $55,000, for the six months ended June 30, 2020 compared to $169,000, or 0.1% of average loans, for the six months ended June 30, 2019.

The increase in net recoveries for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily related to a decrease in commercial, financial, and agricultural, and real estate mortgage – residential charge-offs. In addition, the Company recovered commercial deposit fraud charge-offs through the Company's insurance captive during the second quarter of 2020, two real estate construction – residential recoveries, and one real estate mortgage – residential recovery obtained in a settlement. The net decrease in the Company's net charge-offs for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the a decrease in commercial, financial, and agricultural, and real estate mortgage – residential loan charge-offs.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At June 30, 2020, the carrying amount of these loans was $9.0 million compared to $428,000 at December 31, 2019. A contributing factor for the increase in balance of loans held for sale at June 30, 2020 was due to the significant increase in real estate mortgage originations, as compared to the capability of the relatively recently formed mortgage lending department to sell the mortgages to investors (as more fully described in the following paragraph.)

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

Liquidity and Capital Resources

Liquidity Management

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet the demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Company, management prefers to focus on transaction accounts and full service relationships with customers as the primary sources of funding.

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

	June 30,	December 31,
(In thousands)	2020	2019
Federal funds sold and other overnight interest-bearing deposits	$116,255	$55,545
Certificates of deposit in other banks	10,364	10,862
Available-for-sale investment securities	192,036	175,093
Total	$318,655	$241,500

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $192.0 million at June 30, 2020 and included an unrealized net gain of $3.9 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $9.6 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2020 and December 31, 2019, the Company’s unpledged securities in the available for sale portfolio totaled approximately $39.9 million and $35.3 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,558	$9,385
Federal funds purchased and securities sold under agreements to repurchase	55,584	38,238
Other deposits	86,935	92,189
Total pledged, at fair value	$152,077	$139,812

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2020, such deposits totaled $1.2 billion and represented 87.9% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Core deposit base:
Non-interest bearing demand	$367,828	$261,166
Interest checking	226,930	227,662
Savings and money market	385,342	346,593
Other time deposits	186,482	197,089
Total	$1,166,582	$1,032,510

Time deposits and certificates of deposit of $250,000 and greater at June 30, 2020 and December 31, 2019 were $112.7 million and $104.3 million, respectively. The Company had brokered deposits totaling $40.2 million and $45.2 million at June 30, 2020 and December 31, 2019, respectively.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2020, under agreements with these unaffiliated banks, the Bank may borrow up to $50.0 million in federal funds on an unsecured basis and $16.1 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2020. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2020, there were $42.2 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2020.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of June 30, 2020, the Bank had $125.8 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$42,197	$27,272
Federal Home Loan Bank advances	125,778	96,895
Subordinated notes	49,486	49,486
Other borrowings	24	24
Total	$217,485	$173,677

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

	June 30,				December 31,
	2020				2019
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$341,860	$9,326	$50,678	$401,864	$284,813	$9,190	$56,839	$350,842
Letters of credit	(92,775)	—	—	(92,775)	(115,000)	—	—	(115,000)
Advances outstanding	(125,778)	—	—	(125,778)	(96,895)	—	—	(96,895)
Total available	$123,307	$9,326	$50,678	$183,311	$72,918	$9,190	$56,839	$138,947

At June 30, 2020, loans of $580.0 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2020, investments totaling $18.1 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated needs; this includes the impact of the COVID-19 pandemic that is difficult to currently measure.  Management believes the most significant impact to the Company’s liquidity position in the short-term may be related to the PPP as loans are expected to be forgiven and depositors may choose to redirect their funds. The longer-term impact on the Company's liquidity from the pandemic will be closely monitored and addressed as needs arise.

The Company also has available additional liquidity having pledged the PPP loans to the FHLB as collateral for available advances.

Sources and Uses of Funds

Cash and cash equivalents were $134.7 million at June 30, 2020 compared to $78.1 million at December 31, 2019. The $56.6 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2020. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $703,000 for the six months ended June 30, 2020.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $127.0 million. The cash outflow primarily consisted of $111.9 million increase in loans and $54.8 million purchase of investment securities, partially offset by $41.1 million from maturities, calls, and sales of investment securities. The increase in loans was primarily a result of $83.8 million (net of SBA PPP fees) increase in commercial loans due to customers who participated in the SBA Paycheck Protection Program (PPP).

Financing activities provided cash of $182.6 million, resulting primarily from a $106.7 million increase in demand deposits, a $38.1 million increase in interest-bearing transaction accounts, and a $28.9 million increase in net FHLB advances. The growth in deposits was positively impacted by customers who deposited PPP loan proceeds into demand accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2020.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $425.6 million in unused loan commitments and standby letters of credit as of June 30, 2020. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $1.5 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $2.5 million and $5.5 million in dividends to the Company during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the Company had cash and cash equivalents totaling $2.1 million and $2.6 million, respectively.

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

Under the Basel III requirements, at June 30, 2020 and December 31, 2019, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Minimum Capital		Required to be
			Required - Basel III		Considered Well-
	Actual		Fully Phased-In		Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital (to risk-weighted assets):
Company	$184,389	14.64%	$132,225	10.50%	$—	N.A	%
Bank	181,450	14.45	131,859	10.50	125,580	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$160,645	12.76%	$107,039	8.50%	$—	N.A	%
Bank	165,740	13.20	106,743	8.50	100,464	8.00
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$120,635	9.58%	$88,150	7.00%	$—	N.A	%
Bank	165,740	13.20	87,906	7.00	81,627	6.50
Tier 1 leverage ratio (to adjusted average assets):
Company	$160,645	9.82%	$65,414	4.00%	$—	N.A	%
Bank	165,740	10.18	65,129	4.00	81,411	5.00

December 31, 2019
Total Capital (to risk-weighted assets):
Company	$179,430	14.89%	$126,511	10.50%	$—	N.A	%
Bank	175,459	14.60	126,165	10.50	120,158	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$157,139	13.04%	$102,414	8.50%	$—	N.A	%
Bank	162,822	13.55	102,134	8.50	96,126	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$118,793	9.86%	$84,341	7.00%	$—	N.A	%
Bank	162,822	13.55	84,110	7.00	78,102	6.50
Tier 1 leverage ratio:
Company	$157,139	10.73%	$58,562	4.00%	$—	N.A	%
Bank	162,822	11.18	58,280	4.00	72,850	5.00

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2020 and December 31, 2019.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2020	2019
200	2.57%	1.07%
100	2.16%	1.61%
(100)	0.69%	0.78%
(200)	(0.42)%	(0.51)%

The change in our interest rate risk exposure from December 31, 2019 to June 30, 2020 was primarily due to the significant decrease in market rates over this time period that has caused offering rates for interest-bearing liabilities to decrease more than offering rates for earning assets. In addition, the increase in fed funds sold and PPP loan program have caused an overall shortening of the balance sheet, creating a larger asset sensitive position in a rising rate environment. These factors have caused the Company’s balance sheet to become more asset sensitive in the next 12 months, where interest rate increases translate into higher net interest income. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of August 6, 2020 and, based on their evaluation, have concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ending June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Impact of New Accounting Standards

Pension In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans -General (Subtopic 715-20) Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for annual reporting periods beginning after December 15, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

COVID-19 may impact businesses’ and consumers’ desire and willingness to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the hospitality, restaurant, gaming, and long-term health care industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate, and consumer loan portfolios. A prolonged quarantine or stay-at-home order would have an adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended June 30, 2020:

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
$4,280,792
April 1-30, 2020	5,102	$17.69	5,102	$4,190,554
May 1-31, 2020	—	$—	—	$4,190,554
June 1-30, 2020	—	$—	—	$4,190,554
Total	5,102	$17.69	5,102	$4,190,554

* On September 18, 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. In the second quarter of 2020 the repurchase program was temporarily suspended. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases.

Item 3.	Defaults Upon Senior Securities			None

Item 4.	Mine Safety Disclosures			None

Item 5.	Other Information			None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).
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

32.1	Certificate of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

HAWTHORN BANCSHARES, INC.

INDEX TO EXHIBITS

June 30, 2020 Form 10-Q

Exhibit No.	Description
3.1	Restated Articles of Incorporation of our Company (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on June 8, 2009 and incorporated herein by reference).
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

32.1	Certificate of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certificate of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

August 6, 2020	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

August 6, 2020	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)