Form 10-Q
period 2020-09-30
HAWTHORN BANCSHARES, INC.
filed 2020-11-05
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 6,480,108 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data)	2020	2019
	(Unaudited)
ASSETS
Cash and due from banks	$17,340	$22,576
Federal funds sold and other interest-bearing deposits	112,050	55,545
Cash and cash equivalents	129,390	78,121
Certificates of deposit in other banks	9,874	10,862
Available-for-sale debt securities, at fair value	186,723	175,093
Other investments	6,452	5,808
Total investment securities	193,175	180,901
Loans held for investment	1,279,165	1,168,797
Allowances for loan losses	(17,764)	(12,477)
Net loans	1,261,401	1,156,320
Loans held for sale, at lower of cost or fair value	7,886	428
Premises and equipment - net	34,769	35,388
Mortgage servicing rights, at fair value	2,327	2,482
Other real estate owned - net	12,601	12,781
Accrued interest receivable	8,241	6,481
Cash surrender value - life insurance	2,438	2,398
Other assets	7,668	6,800
Total assets	$1,669,770	$1,492,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$372,355	$261,166
Savings, interest checking and money market	665,351	614,331
Time deposits $250,000 and over	100,018	104,262
Other time deposits	189,028	206,762
Total deposits	1,326,752	1,186,521
Federal funds purchased and securities sold under agreements to repurchase	35,405	27,272
Federal Home Loan Bank advances and other borrowings	112,743	96,919
Subordinated notes	49,486	49,486
Operating lease liabilities	2,036	2,224
Accrued interest payable	886	1,136
Other liabilities	18,095	14,366
Total liabilities	1,545,403	1,377,924
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,769,322 and 6,519,874 shares, respectively	6,769	6,520
Surplus	59,307	55,727
Retained earnings	64,594	61,590
Accumulated other comprehensive loss, net of tax	(353)	(3,755)
Treasury stock; 289,214, and 243,638 shares, at cost, respectively	(5,950)	(5,044)
Total stockholders’ equity	124,367	115,038
Total liabilities and stockholders’ equity	$1,669,770	$1,492,962

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$14,777	$14,806	$43,735	$43,662
Interest and fees on loans held for sale	41	—	96	—
Interest on investment securities:
Taxable	781	831	2,367	2,857
Nontaxable	173	119	489	408
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	111	103	553	897
Dividends on other investments	75	66	247	199
Total interest income	15,958	15,925	47,487	48,023
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	310	1,047	1,546	4,217
Time deposit accounts $250,000 and over	327	475	1,089	1,761
Time deposits	623	801	2,067	2,268
Total interest expense on deposits	1,260	2,323	4,702	8,246
Interest on federal funds purchased and securities sold under agreements to repurchase	25	34	121	110
Interest on Federal Home Loan Bank advances	505	619	1,749	1,699
Interest on subordinated notes	326	588	1,208	1,821
Total interest expense on borrowings	856	1,241	3,078	3,630
Total interest expense	2,116	3,564	7,780	11,876
Net interest income	13,842	12,361	39,707	36,147
Provision for loan losses	1,200	450	5,400	850
Net interest income after provision for loan losses	12,642	11,911	34,307	35,297
NON-INTEREST INCOME
Service charges and other fees	816	953	2,181	2,701
Bank card income and fees	846	794	2,351	2,282
Trust department income	263	371	920	960
Real estate servicing fees, net	54	36	(48)	38
Gain on sale of mortgage loans, net	3,026	215	4,369	499
Other	70	55	183	157
Total non-interest income	5,075	2,424	9,956	6,637
Investment securities gains (losses), net	12	(40)	18	(40)
Gain on branch sale, net	—	109	—	2,183
NON-INTEREST EXPENSE
Salaries and employee benefits	6,771	5,366	19,404	16,220
Occupancy expense, net	781	909	2,303	2,348
Furniture and equipment expense	725	671	2,172	2,166
Processing, network, and bank card expense	877	893	2,806	2,867
Legal, examination, and professional fees	381	316	1,155	948
Advertising and promotion	316	343	786	884
Postage, printing, and supplies	227	181	661	650
FDIC insurance assessment	336	133	564	462
Other	1,202	778	3,260	2,604
Total non-interest expense	11,616	9,590	33,111	29,149
Income before income taxes	6,113	4,814	11,170	14,928
Income tax expense	1,153	954	2,060	2,882
Net income	$4,960	3,860	$9,110	$12,046
Basic earnings per share	$0.77	$0.59	$1.40	$1.85
Diluted earnings per share	$0.77	$0.59	$1.40	$1.85

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Net income	$4,960	$3,860	$9,110	$12,046
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gains on investment securities available-for-sale, net of tax	218	280	3,290	3,357
Adjustment for (gains) losses on sale of investment securities, net of tax	(10)	32	(15)	32
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	43	15	127	46
Total other comprehensive income	251	327	3,402	3,435
Total comprehensive income	$5,211	$4,187	$12,512	$15,481

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

	For the Three Months Ended September 30, 2020 and 2019
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, June 30, 2020	$6,520	$59,556	$60,412	$(604)	$(5,853)	$120,031
Net income	—	—	4,960	—	—	4,960
Other comprehensive income	—	—	—	251	—	251
Purchase of treasury stock	—	—	—	—	(97)	(97)
Stock dividend	249	(249)	—	—	—	—
Cash dividends declared, common stock ($0.12 per share)	—	—	(778)	—	—	(778)
Balance, September 30, 2020	$6,769	$59,307	$64,594	$(353)	$(5,950)	$124,367

Balance, June 30, 2019	$6,279	$55,968	$55,168	$(2,991)	$(5,044)	$109,380
Net income	—	—	3,860	—	—	3,860
Other comprehensive income	—	—	—	327	—	327
Stock dividend	241	(241)	—	—	—	—
Cash dividends declared, common stock ($0.12 per share)	—	—	(753)	—	—	(753)
Balance, September 30, 2019	$6,520	$55,727	$58,275	$(2,664)	$(5,044)	$112,814

	For the Nine Months Ended September 30, 2020 and 2019
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, December 31, 2019	$6,520	$55,727	$61,590	$(3,755)	$(5,044)	$115,038
Net income	—	—	9,110	—	—	9,110
Other comprehensive income	—	—	—	3,402	—	3,402
Purchase of treasury stock	—	—	—	—	(906)	(906)
Stock dividend	249	3,580	(3,829)	—	—	—
Cash dividends declared, common stock ($0.36 per share)	—	—	(2,277)	—	—	(2,277)
Balance, September 30, 2020	$6,769	$59,307	$64,594	$(353)	$(5,950)	$124,367

Balance, December 31, 2018	$6,279	$50,173	$54,105	$(6,099)	$(5,044)	$99,414
Net income	—	—	12,046	—	—	12,046
Other comprehensive income	—	—	—	3,435	—	3,435
Stock dividend	241	5,554	(5,795)	—	—	—
Cash dividends declared, common stock ($0.34 per share)	—	—	(2,081)	—	—	(2,081)
Balance, September 30, 2019	$6,520	$55,727	$58,275	$(2,664)	$(5,044)	$112,814

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$9,110	$12,046
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,400	850
Depreciation expense	1,687	1,505
Net amortization of investment securities, premiums, and discounts	1,089	1,023
Change in fair value of mortgage servicing rights	686	543
Investment securities (gains) losses, net	(18)	40
(Gains) losses on sales and dispositions of premises and equipment	(87)	53
Gain on sales and dispositions of other real estate	(219)	(102)
Gain on branch sale, net	—	(2,183)
Provision for other real estate owned	(3)	49
Increase in accrued interest receivable	(1,760)	(53)
Increase in cash surrender value - life insurance	(40)	(65)
Decrease in other assets	475	878
Operating lease liabilities	(188)	(140)
Decrease in accrued interest payable	(250)	(15)
Increase (decrease) in other liabilities	1,986	(1,466)
Origination of mortgage loans held for sale	(136,249)	(29,443)
Proceeds from the sale of mortgage loans held for sale	133,160	28,275
Gain on sale of mortgage loans, net	(4,369)	(499)
Other, net	(531)	(187)
Net cash provided by operating activities	9,879	11,109
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(735)	(988)
Proceeds from maturities of certificates of deposit in other banks	1,723	1,634
Net increase in loans	(110,554)	(3,959)
Purchase of available-for-sale debt securities	(72,050)	(20,423)
Proceeds from maturities of available-for-sale debt securities	40,096	29,460
Proceeds from calls of available-for-sale debt securities	18,685	9,620
Proceeds from sales of available-for-sale debt securities	4,715	21,503
Purchases of FHLB stock	(1,891)	(6,522)
Proceeds from sales of FHLB stock	1,246	5,988
Purchases of premises and equipment	(1,246)	(1,903)
Proceeds from sales of premises and equipment	162	6
Proceeds from Bank owned life insurance policy	—	222
Payment for branch sale, net	—	(6,700)
Proceeds from sales of other real estate and repossessed assets	209	1,277
Net cash (used in) provided by investing activities	(119,640)	29,215
Cash flows from financing activities:
Net increase in demand deposits	111,188	27,285
Net increase (decrease) in interest-bearing transaction accounts	51,020	(60,433)
Net decrease in time deposits	(21,977)	(17,284)
Net increase in federal funds purchased and securities sold under agreements to repurchase	8,133	2,544
Repayment of FHLB advances and other borrowings	(53,176)	(166,647)
FHLB advances	69,000	178,474
Purchase of treasury stock	(906)	—
Cash dividends paid - common stock	(2,252)	(1,931)
Net cash provided by (used in) financing activities	161,030	(37,992)
Net increase in cash and cash equivalents	51,269	2,332
Cash and cash equivalents, beginning of year	78,121	42,083
Cash and cash equivalents, end of year	$129,390	$44,415
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,029	$11,891
Income taxes	$797	$2,280
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$73	$411
Net deposits and fixed assets transferred to other assets related to the Branson branch sale	$—	$(8,885)
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,424
Stock dividends	$3,829	$5,795

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

(2)   Loans and Allowance for Loan Losses

Loans

A summary of loans, by major class within the Company’s loan portfolio, at September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Commercial, financial, and agricultural (a)	$293,801	$199,022
Real estate construction - residential	27,722	23,035
Real estate construction - commercial	86,896	84,998
Real estate mortgage - residential	258,030	252,643
Real estate mortgage - commercial	584,559	576,635
Installment and other consumer	28,157	32,464
Total loans held for investment	$1,279,165	$1,168,797
(a)	Includes $85.6 million SBA PPP loans, net

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At September 30, 2020, loans of $578.5 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended September 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,614	$171	$722	$2,711	$9,048	$306	$50	$16,622
Additions:
Provision for loan losses	178	49	100	577	218	58	20	1,200
Deductions:
Loans charged off	46	—	—	—	13	42	—	101
Less recoveries on loans	(11)	(13)	—	(4)	—	(15)	—	(43)
Net loan charge-offs (recoveries)	35	(13)	—	(4)	13	27	—	58
Balance at end of period	$3,757	$233	$822	$3,292	$9,253	$337	$70	$17,764

	Nine Months Ended September 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Additions:
Provision for loan losses	867	125	453	1,186	2,740	39	(10)	5,400
Deductions:
Loans charged off	130	—	—	52	37	133	—	352
Less recoveries on loans	(102)	(44)	—	(40)	(3)	(50)	—	(239)
Net loan charge-offs (recoveries)	28	(44)	—	12	34	83	—	113
Balance at end of period	$3,757	$233	$822	$3,292	$9,253	$337	$70	$17,764

	Three Months Ended September 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,783	$69	$704	$1,772	$6,109	$307	$139	$11,883
Additions:
Provision for loan losses	155	3	97	252	(15)	62	(104)	450
Deductions:
Loans charged off	61	—	—	86	6	60	—	213
Less recoveries on loans	(12)	(12)	—	(8)	(7)	(19)	—	(58)
Net loan charge-offs (recoveries)	49	(12)	—	78	(1)	41	—	155
Balance at end of period	$2,889	$84	$801	$1,946	$6,095	$328	$35	$12,178

	Nine Months Ended September 30, 2019
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,237	$140	$757	$2,071	$4,914	$334	$199	$11,652
Additions:
Provision for loan losses	(232)	(81)	44	30	1,193	60	(164)	850
Deductions:
Loans charged off	255	—	—	266	21	151	—	693
Less recoveries on loans	(139)	(25)	—	(111)	(9)	(85)	—	(369)
Net loan charge-offs (recoveries)	116	(25)	—	155	12	66	—	324
Balance at end of period	$2,889	$84	$801	$1,946	$6,095	$328	$35	$12,178

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

As a result of rapidly increasing unemployment rates resulting from the COVID-19 virus, management determined that the first quarter 2020 allowance for loan loss economic qualitative adjustment should be temporarily adapted to utilize currently published statistics rather than the lagging statistics that had been utilized historically. While these lagging indicators have been very reliable for some time, they did not accurately capture the risk that has been brought about by rapid changes in the economy due to the pandemic. Based upon the change in the national unemployment rate available as of June 30, 2020, the economic qualitative adjustment was increased according to the Company’s methodology to account for uncertainty in economic conditions compared to the lookback period. As of September 30, 2020, and based on the continuing high rates of national unemployment as compared to historic levels, management believes this temporary alteration will be a better indicator until the economy stabilizes and the true impact can be measured.

Additionally, the funding of $88.4 million in PPP loans during the second and third quarter required management to assess the methodology that would be adopted in regard to the allowance for loan loss applicable to these loans. As the SBA PPP loans are expected to be mostly paid off in the next six to twelve months and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan loss was deemed necessary for these loans.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$142	$—	$85	$276	$63	$15	$—	$581
Collectively evaluated for impairment	3,615	233	737	3,016	9,190	322	70	17,183
Total	$3,757	$233	$822	$3,292	$9,253	$337	$70	$17,764
Loans outstanding:
Individually evaluated for impairment	$1,376	$—	$552	$3,777	$2,277	$113	$—	$8,095
Collectively evaluated for impairment	292,425	27,722	86,344	254,253	582,282	28,044	—	1,271,070
Total	$293,801	$27,722	$86,896	$258,030	$584,559	$28,157	$—	$1,279,165

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$311	$—	$—	$264	$23	$17	$—	$615
Collectively evaluated for impairment	2,607	64	369	1,854	6,524	364	80	11,862
Total	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Loans outstanding:
Individually evaluated for impairment	$1,514	$—	$137	$3,856	$1,711	$177	$—	$7,395
Collectively evaluated for impairment	197,508	23,035	84,861	248,787	574,924	32,287	—	1,161,402
Total	$199,022	$23,035	$84,998	$252,643	$576,635	$32,464	$—	$1,168,797

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $8.1 million and $7.4 million at September 30, 2020 and December 31, 2019, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2020, $2.9 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $3.0 million at December 31, 2019. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2020, $581,000 of the Company’s allowance for loan losses was allocated to impaired loans totaling $8.1 million compared to $615,000 of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $7.4 million at December 31, 2019. Management determined that $2.7 million, or 33%, of total impaired loans required no reserve allocation at September 30, 2020 compared to $2.6 million, or 35%, at December 31, 2019, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The categories of impaired loans at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Non-accrual loans	$5,632	$4,754
Non-performing TDRs - 90 days past due	—	106
Performing TDRs	2,463	2,535
Total impaired loans	$8,095	$7,395

The following tables provide additional information about impaired loans at September 30, 2020 and December 31, 2019, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2020
With no related allowance recorded:
Commercial, financial and agricultural	$170	$222	$—
Real estate - residential	1,354	1,442	—
Real estate - commercial	1,148	1,213	—
Total	$2,672	$2,877	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,206	$1,545	$142
Real estate - construction commercial	552	598	85
Real estate - residential	2,423	2,875	276
Real estate - commercial	1,129	1,261	63
Installment and other consumer	113	121	15
Total	$5,423	$6,400	$581
Total impaired loans	$8,095	$9,277	$581

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$172	$128	$851	$—	$1,289	$128	$1,036	$—
Real estate - construction commercial	—	—	146	—	234	—	149	—
Real estate - residential	1,414	17	1,301	—	1,542	17	651	—
Real estate - commercial	861	—	380	—	907	13	393	—
Installment and other consumer	—	—	4	—	8	—	3	—
Total	$2,447	$145	$2,682	$—	$3,980	$158	$2,232	$—
With an allowance recorded:
Commercial, financial and agricultural	$1,359	$8	$1,086	$9	$1,226	$27	$1,095	$30
Real estate - construction commercial	609	—	—	—	280	—	—	—
Real estate - residential	2,412	—	2,818	21	2,772	36	3,881	68
Real estate - commercial	1,133	8	1,112	9	911	14	788	25
Installment and other consumer	113	8	188	1	127	7	221	2
Total	$5,626	$24	$5,204	$40	$5,316	$84	$5,985	$125
Total impaired loans	$8,073	$169	$7,886	$40	$9,296	$242	$8,217	$125

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $169,000 and $242,000 for the three and nine months ended

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

September 30, 2020, respectively, compared to $40,000 and $125,000 for the three and nine months ended September 30, 2019, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2020 and December 31, 2019.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2020
Commercial, Financial, and Agricultural	$292,823	$100	$—	$878	$293,801
Real Estate Construction - Residential	27,527	195	—	—	27,722
Real Estate Construction - Commercial	86,279	65	—	552	86,896
Real Estate Mortgage - Residential	254,632	987	175	2,236	258,030
Real Estate Mortgage - Commercial	581,990	636	—	1,933	584,559
Installment and Other Consumer	28,045	71	8	33	28,157
Total	$1,271,296	$2,054	$183	$5,632	$1,279,165
December 31, 2019
Commercial, Financial, and Agricultural	$197,828	$212	$—	$982	$199,022
Real Estate Construction - Residential	22,468	567	—	—	23,035
Real Estate Construction - Commercial	84,861	—	—	137	84,998
Real Estate Mortgage - Residential	249,516	688	304	2,135	252,643
Real Estate Mortgage - Commercial	575,140	136	—	1,359	576,635
Installment and Other Consumer	32,179	132	12	141	32,464
Total	$1,161,992	$1,735	$316	$4,754	$1,168,797

The Company's past due and non-accrual loans at September 30, 2020 do not include $91.1 million of loans accepting forbearance. Their delinquency status will not change through the forbearance period as they are fulfilling the agreement they have made with the bank.

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

The following table presents the risk categories by class at September 30, 2020 and December 31, 2019.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At September 30, 2020
Watch	$16,308	$551	$17,213	$14,415	$73,873	$—	$122,360
Substandard	608	—	—	1,073	584	—	2,265
Performing TDRs	498	—	—	1,541	344	80	2,463
Non-accrual loans	878	—	552	2,236	1,933	33	5,632
Total	$18,292	$551	$17,765	$19,265	$76,734	$113	$132,720
At December 31, 2019
Watch	$16,288	$763	$8,484	$15,280	$37,271	$—	$78,086
Substandard	3,249	—	273	2,291	677	—	6,490
Performing TDRs	532	—	—	1,615	352	36	2,535
Non-performing TDRs - 90 days past due	—	—	—	106	—	—	106
Non-accrual loans	982	—	137	2,135	1,359	141	4,754
Total	$21,051	$763	$8,894	$21,427	$39,659	$177	$91,971

Troubled Debt Restructurings

At September 30, 2020, loans classified as TDRs totaled $3.6 million, of which $1.1 million were classified as non-performing TDRs and $2.5 million were classified as performing TDRs. At December 31, 2019, loans classified as TDRs totaled $4.1 million, of which $1.6 million were classified as non-performing TDRs and $2.5 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $211,000 and $442,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2020 and December 31, 2019, respectively.

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

As provided for by the CARES Act, the Company offered payment modifications to borrowers. Disaster relief payment modifications granted to-date include approximately 578 loans totaling $303.2 million, or 23.7% of the total loan portfolio. At September 30, 2020, 42 loans totaling $91.1 million, or 7.1% of total loans, remained in some form of a modification. These loan modifications include $44.6 million, or 48.9%, on interest only, and $46.5 million, or 51.1%, on full deferral. (See table below titled – Loan Modifications under the CARES Act by NAICS Code.)

	As of September 30, 2020
	Loan Modifications under the CARES Act by NAICS Code
	Interest	%	Full	%
Industry Category	Only	Loans	Deferral	Loans	Totals
Real Estate and Rental and Leasing	$13,003	14.3%	$3,343	3.7%	$16,346
Accommodations and Food Services	19,859	21.8	37,918	41.7	57,777
Construction	505	0.6	-	-	505
Cinemas	-	-	4,691	5.2	4,691
Retail Trade	-	-	119	0.1	119
Arts, Entertainment, Recreation	10,166	11.2	-	-	10,166
Non-NAICS (Consumer)	77	0.1	427	0.5	504
Other	943	1.0	-	-	943
Total modifications	$44,553	48.9%	$46,498	51.1%	$91,051

Remaining loan modifications under the CARES Act as a percent of the total loan portfolio					7.1%
Total loan modifications under the CARES Act to date					$303,214
Total loan modifications under the CARES Act to date as a percent of the total loan portfolio					23.7%

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

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans meeting the TDR criteria that were modified during the three months ended September 30, 2020 and 2019. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or in the process of foreclosure. There were no loans and one loan modified as a TDR that defaulted during any of the three and nine months ended September 30, 2020, compared no loans and one loan during the three and nine months September 30, 2019, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and other various secondary market investors. At September 30, 2020, the carrying amount of these loans was $7.9 million compared to $428,000 and $2.3 million at December 31, 2019 and September 30, 2019, respectively.

(3)   Other Real Estate Acquired in Settlement of Loans

	September 30,	December 31,
(in thousands)	2020	2019
Commercial	$960	$1,155
Real estate construction - commercial	11,553	11,553
Real estate mortgage - residential	242	230
Real estate mortgage - commercial	2,799	2,799
Total	$15,554	$15,737
Less valuation allowance for other real estate owned	(2,953)	(2,956)
Total other real estate owned	$12,601	$12,781

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$15,488	$16,066	$15,737	$16,693
Additions	73	68	73	411
Proceeds from sales	(15)	(352)	(209)	(1,277)
Charge-offs against the valuation allowance for other real estate owned, net	—	—	—	(64)
Donation	—	—	(266)	—
Net gain on sales	8	83	219	102
Total other real estate owned	$15,554	$15,865	$15,554	$15,865
Less valuation allowance for other real estate owned	(2,953)	(2,987)	(2,953)	(2,987)
Balance at end of period	$12,601	$12,878	$12,601	$12,878

At September 30, 2020, $217,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $252,000 of consumer mortgage loans at December 31, 2019.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance, beginning of period	$2,968	$2,956	$2,956	$3,002
Provision for other real estate owned	(15)	31	(3)	49
Charge-offs	—	—	—	(64)
Balance, end of period	$2,953	$2,987	$2,953	$2,987

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2020 and December 31, 2019 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2020
U.S. Treasury	$2,774	$30	$—	$2,804
U.S. government and federal agency obligations	6,122	201	—	6,323
U.S. government-sponsored enterprises	26,994	491	—	27,485
Obligations of states and political subdivisions	44,408	1,340	—	45,748
Mortgage-backed securities	90,822	2,156	(68)	92,910
Other debt securities (a)	10,000	234	(3)	10,231
Bank issued trust preferred securities (a)	1,486	—	(264)	1,222
Total available-for-sale securities	$182,606	$4,452	$(335)	$186,723

December 31, 2019
U.S. Treasury	$987	$8	$—	$995
U.S. government and federal agency obligations	8,124	—	(77)	8,047
U.S. government-sponsored enterprises	22,300	41	(58)	22,283
Obligations of states and political subdivisions	33,704	144	(59)	33,789
Mortgage-backed securities	105,522	522	(428)	105,616
Other debt securities (a)	3,000	53	—	3,053
Bank issued trust preferred securities (a)	1,486	—	(176)	1,310
Total available-for-sale securities	$175,123	$768	$(798)	$175,093

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

Debt securities with carrying values aggregating approximately $164.4 million and $139.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2020, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$5,327	$5,360
Due after one year through five years	21,969	22,261
Due after five years through ten years	40,550	41,708
Due after ten years	23,938	24,484
Total	91,784	93,813
Mortgage-backed securities	90,822	92,910
Total available-for-sale securities	$182,606	$186,723

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

	September 30,	December 31,
(in thousands)	2020	2019
Other securities:
FHLB stock	$6,289	$5,644
MIB stock	151	151
Equity securities with readily determinable fair values	12	13
Total other investment securities	$6,452	$5,808

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2020
U.S. Treasury	$1,530	$—	$—	$—	$1,530	$—
Mortgage-backed securities	8,957	(68)	—	—	8,957	(68)
Other debt securities	2,997	(3)	—	—	2,997	(3)
Bank issued trust preferred securities	—	—	1,222	(264)	1,222	(264)
Total	$13,484	$(71)	$1,222	$(264)	$14,706	$(335)

(in thousands)
At December 31, 2019
U.S. government and federal agency obligations	$6,238	$(69)	$1,809	$(8)	$8,047	$(77)
U.S. government-sponsored enterprises	5,949	(47)	7,488	(11)	13,437	(58)
Obligations of states and political subdivisions	10,729	(53)	1,931	(6)	12,660	(59)
Mortgage-backed securities	5,444	(37)	40,120	(391)	45,564	(428)
Bank issued trust preferred securities	—	—	1,310	(176)	1,310	(176)
Total	$28,360	$(206)	$52,658	$(592)	$81,018	$(798)

The total available for sale portfolio consisted of approximately 305 securities at September 30, 2020. The portfolio included 15 securities having an aggregate fair value of $14.7 million that were in a loss position at September 30, 2020. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $1.2 million at fair value at September 30, 2020. The $335,000 aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2020 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2020 and December 31, 2019, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The table presents the components of investment securities gains and losses, which have been recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Investment securities gains (losses), net
Available for sale securities:
Gains realized on sales	$21	$6	$27	$6
Losses realized on sales	(8)	(46)	(8)	(46)
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	(1)	—	(1)	—
Investment securities gains (losses), net	$12	$(40)	$18	$(40)

The Company received $3.2 million and $4.7 million proceeds from the sale of available for sale debt securities and recognized net securities gains, which include the unrealized net losses related to equity securities, of $12,000 and $18,000 for the three and nine months September 30, 2020, respectively. This is compared to $21.5 million proceeds from the sale of available for sale of debt securities and recognized net securities losses of $40,000 for both the three and nine months ended September 30, 2019.

(5)   Intangible Assets

Mortgage Servicing Rights

At September 30, 2020, the Company was servicing approximately $289.3 million of loans sold to the secondary market compared to $271.4 million at December 31, 2019, and $270.8 million at September 30, 2019. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $215,000 and $638,000 for the three and nine months ended September 30, 2020, compared to $205,000 and $581,000 for the three and nine months ended September 30, 2019.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$2,145	$2,657	$2,482	$2,931
Originated mortgage servicing rights	343	88	531	187
Changes in fair value:
Due to changes in model inputs and assumptions (1)	(21)	(77)	(340)	(318)
Other changes in fair value (2)	(140)	(93)	(346)	(225)
Total changes in fair value	(161)	(170)	(686)	(543)
Balance at end of period	$2,327	$2,575	$2,327	$2,575
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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019
Weighted average constant prepayment rate	16.89%	13.27%
Weighted average note rate	3.67%	3.95%
Weighted average discount rate	7.75%	8.75%
Weighted average expected life (in years)	4.7	4.8

(6)   Federal funds purchased and securities sold under agreements to repurchase

	September 30,	December 31,
(in thousands)	2020	2019
Federal funds purchased	$—	$—
Repurchase agreements	35,405	27,272
Total	$35,405	$27,272

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At September 30, 2020
U.S. government-sponsored enterprises	$17,967	$—	$—	$17,967
Mortgage-backed securities	17,438	—	—	17,438
Total	$35,405	$—	$—	$35,405

At December 31, 2019
U.S. Treasury	$754	$—	$—	$754
U.S. government-sponsored enterprises	12,853	—	—	12,853
Mortgage-backed securities	13,665	—	—	13,665
Total	$27,272	$—	$—	$27,272

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of September 30, 2020, operating right of use (ROU) assets and liabilities were $2.0 million and $2.0 million,

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

respectively. As of September 30, 2020, the weighted-average remaining lease term on these operating leases is approximately 7.9 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

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

Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $86,000 and $252,000 for the three and nine months ended September 30, 2020, respectively, compared to $86,000 and $202,000 for the three and nine months ended September 30, 2019 respectively.

At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $15,000 and $75,000 for the three and nine months ended September 30, 2020, respectively, compared to $20,000 and $71,000 for the three and nine months ended September 30, 2019, respectively.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2020 (excluding 9 months ending September 30, 2020)	$84
2021	317
2022	310
2023	312
2024	258
Thereafter	1,087
Total lease payments	2,368
Less imputed interest	(332)
Total lease liabilities, as reported	$2,036

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.9% and 18.4% for the three and nine months ended September 30, 2020, respectively, compared to 19.8% and 19.3% for the three and nine months ended September 30, 2019, respectively. The decrease in the effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to the impact of tax-free revenues. The decrease in the effective tax rate for the nine months ended September 30, 2020 was primarily attributable to tax-free revenues having a greater impact on pre-tax income due to the reduced level of earnings.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of September 30, 2020. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and nine months ended September 30, 2020 and 2019, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following details the change in the components of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(23)	$(3,732)	$(3,755)
Other comprehensive income, before reclassifications	4,165	160	4,325
Amounts reclassified from accumulated other comprehensive (loss) income	(19)	—	(19)
Current period other comprehensive income, before tax	4,146	160	4,306
Income tax expense	(871)	(33)	(904)
Current period other comprehensive income, net of tax	3,275	127	3,402
Balance at end of period	$3,252	$(3,605)	$(353)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2019
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	(Loss)
(in thousands)	on Securities (1)	Costs (2)	Income
Balance at beginning of period	$(3,455)	$(2,644)	$(6,099)
Other comprehensive income, before reclassifications	4,250	58	4,308
Amounts reclassified from accumulated other comprehensive (loss) income	40	—	40
Current period other comprehensive income, before tax	4,290	58	4,348
Income tax expense	(901)	(12)	(913)
Current period other comprehensive income, net of tax	3,389	46	3,435
Balance at end of period	$(66)	$(2,598)	$(2,664)
(1)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in investment securities gains (losses), net in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive loss are included in the computation of net periodic pension cost.

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Payroll taxes	$305	$256	$1,030	$871
Medical plans	446	432	1,370	1,360
401(k) match and profit sharing	490	349	1,134	928
Periodic pension cost	404	358	1,211	1,073
Other	14	15	42	40
Total employee benefits	$1,659	$1,410	$4,787	$4,272

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2020, the accrued liability was $880,000 and the expense for both the three and nine months ended September 30, 2020 and 2019 was $80,000 and $240,000, respectively, and is recognized over the required service period.

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

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2020	2019
Service cost - benefits earned during the year	$1,614	$1,431
Interest costs on projected benefit obligations (a)	1,127	1,168
Expected return on plan assets (a)	(1,598)	(1,467)
Expected administrative expenses (a)	110	122
Amortization of prior service cost (a)	50	79
Amortization of unrecognized net loss (a)	164	—
Net periodic pension cost	$1,467	$1,333

Net periodic pension cost for the three months ended September 30, (actual)	$404	$358
Net periodic pension cost for the nine months ended September 30, (actual)	$1,211	$1,073
(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Basic earnings per share:
Net income available to shareholders	$4,960	$3,860	$9,110	$12,046
Average shares outstanding	6,483,429	6,525,684	6,493,054	6,525,684
Basic earnings per share	$0.77	$0.59	$1.40	$1.85
Diluted earnings per share:
Net income available to shareholders	$4,960	$3,860	$9,110	$12,046
Average shares outstanding	6,483,429	6,525,684	6,493,054	6,525,684
Effect of dilutive stock options	—	—	—	—
Average shares outstanding including dilutive stock options	6,483,429	6,525,684	6,493,054	6,525,684
Diluted earnings per share	$0.77	0.59	$1.40	1.85

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no shares for the three and nine months ended September 30, 2020 that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

Repurchase Program

In the third quarter of 2020, the Company's Board of Directors authorized the purchase of up to $2.5 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of September 30, 2020, $2.4 million remained for share repurchase pursuant to that authorization.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Assets:
U.S. Treasury	$2,804	$2,804	—	$—
U.S. government and federal agency obligations	6,323	—	6,323	—
U.S. government-sponsored enterprises	27,485	—	27,485	—
Obligations of states and political subdivisions	45,748	—	45,748	—
Mortgage-backed securities	92,910	—	92,910	—
Other debt securities	10,231	—	10,231	—
Bank-issued trust preferred securities	1,222	—	1,222	—
Equity securities	12	12	—	—
Mortgage servicing rights	2,327	—	—	2,327
Total	$189,062	$2,816	$183,919	$2,327

December 31, 2019
Assets:
U.S. Treasury	$995	$995	—	$—
U.S. government and federal agency obligations	8,047	—	8,047	—
U.S. government-sponsored enterprises	22,283	—	22,283	—
Obligations of states and political subdivisions	33,789	—	33,789	—
Mortgage-backed securities	105,616	—	105,616	—
Other debt securities	3,053	—	3,053	—
Bank-issued trust preferred securities	1,310	—	1,310	—
Equity securities	13	13	—	—
Mortgage servicing rights	2,482	—	—	2,482
Total	$177,588	$1,008	$174,098	$2,482

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$2,145	$2,657	$2,482	$2,931
Total (losses) or gains (realized/unrealized):
Included in earnings	(161)	(170)	(686)	(543)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	343	88	531	187
Settlements	—	—	—	—
Balance at end of period	$2,327	$2,575	$2,327	$2,575

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2020, the Company identified $2.9 million in collateral dependent impaired loans that had specific allowances for losses aggregating $178,000. Related to these loans, there were $36,000 and $129,000 in charge-offs recorded during the three and nine months ended September 30, 2020, respectively. As of September 30, 2019, the Company identified $2.9 million in collateral dependent impaired loans that had specific allowances for losses aggregating $398,000. Related to these loans, there were $77,000 and $204,000 in charge-offs recorded during the three and nine months ended September 30, 2019, respectively.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active			Three Months	Nine Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2020
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$308	$—	$—	$308	$(20)	$(20)
Real estate construction - commercial	360	—	—	360	—	—
Real estate mortgage - residential	454	—	—	454	—	(52)
Real estate mortgage - commercial	1,635	—	—	1,635	(13)	(37)
Installment and other consumer	—	—	—	—	(3)	(20)
Total	$2,757	$—	$—	$2,757	$(36)	$(129)
Other real estate and repossessed assets	$12,601	$—	$—	$12,601	$23	$222

September 30, 2019
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$529	$—	$—	$529	$(23)	$(132)
Real estate construction - commercial	145	—	—	145	—	—
Real estate mortgage - residential	933	—	—	933	(45)	(45)
Real estate mortgage - commercial	860	—	—	860	(5)	(15)
Installment and other consumer	13	—	—	13	(4)	(12)
Total	$2,480	$—	$—	$2,480	$(77)	$(204)
Other real estate and repossessed assets	$12,878	$—	$—	$12,878	$10	$(166)
*	Total losses reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 is as follows:

			September 30, 2020
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2020		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$17,340	$17,340	$17,340	$—	$—
Federal funds sold and overnight interest-bearing deposits	112,050	112,050	112,050	—	—
Certificates of deposit in other banks	9,874	9,874	9,874	—	—
Available for sale securities	186,723	186,723	2,804	183,919	—
Other investment securities	6,452	6,452	12	6,440	—
Loans, net	1,261,401	1,388,523	—	—	1,388,523
Loans held for sale	7,886	8,203	—	—	8,203
Cash surrender value - life insurance	2,438	2,438	—	2,438	—
Accrued interest receivable	8,241	8,241	8,241	—	—
Total	$1,612,405	$1,739,844	$150,321	$192,797	$1,396,726
Liabilities:
Deposits:
Non-interest bearing demand	$372,355	$372,355	$372,355	$—	$—
Savings, interest checking and money market	665,351	665,351	665,351	—	—
Time deposits	289,046	291,547	—	—	291,547
Federal funds purchased and securities sold under agreements to repurchase	35,405	35,405	35,405	—	—
Federal Home Loan Bank advances and other borrowings	112,743	116,630	—	116,630	—
Subordinated notes	49,486	40,682	—	40,682	—
Operating lease liabilities	2,036	2,036		2,036
Accrued interest payable	886	886	886	—	—
Total	$1,527,308	$1,524,892	$1,073,997	$159,348	$291,547

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2020, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	September 30,	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$295,265	$240,758
Commitments to originate residential first and second mortgage loans	56,357	3,980
Standby letters of credit	74,635	97,348
Total	426,257	342,086

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2020.

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.7 billion in assets at September 30, 2020, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.

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

Significant Developments and Transactions

Each item listed below materially affects the comparability of our results of operations for the three and nine months ended September 30, 2020 and 2019, and our financial condition as of September 30, 2020 and December 31, 2019, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19. The progression of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended September 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and our Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning March 2020. In Missouri, the Director of the Missouri Department of Health and Senior Services issued an order that individuals stay at home and that businesses abide by certain limitations on gathering sizes. This order was effective from April 6, 2020 and extended through May 3, 2020. Effective May 4, 2020, the governor of Missouri announced a partial relaxation of these limitations by lifting the stay at home order for individuals and allowing businesses to reopen subject to social distancing guidelines. The Bank and its branches remained open during these orders because banking is deemed an essential business, although it suspended lobby access at its branches from March 18, 2020 until May 4, 2020. Effective June16, 2020 the governor of Missouri rescinded all COVID-19 related statewide public health orders. He announced it would be the responsibility of local officials to put further measures and regulations in place.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	To protect the health and safety of our employees and customers, from March 18, 2020 until May 4, 2020, we suspended lobby access at each of our locatons but continued to serve clients by appointment or through our drive-up lanes.
●	To meet the financial needs of our customers, we have instituted the following measures:
o	The Bank participated, as a lender, in the Small Business Administration ("SBA") Payroll Protection Program ("PPP") and began taking applications on the first day of the program. Through September 30, 2020, the Bank had processed $88.4 million in PPP loans that had been approved by the SBA.
o	To account for the probable increased losses inherent in the loan portfolio, Management recorded an additional $0.8 million and $4.4 million provision for loan losses for the three and nine months ended September 30, 2020, respectively.
o	Disaster relief payment modifications granted to-date include approximately 578 loans totaling $303.2 million. At September 30, 2020, 42 loans totaling $91.1 million, or 7.1% of total loans, remained in some form of a modification. These loan modifications include $44.6 million, or 48.9%, on interest only, and $46.5 million, or 51.1%, on full deferral.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2020 and 2019, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Per Share Data
Basic earnings per share	$0.77	$0.59	$1.40	$1.85
Diluted earnings per share	0.77	0.59	1.40	1.85
Cash dividends paid on common stock	750	604	2,252	1,931
Book value per share			19.15	17.29
Market price per share			18.94	22.91
Selected Ratios
(Based on average balance sheets)
Return on total assets	1.18%	1.07%	0.76%	1.09%
Return on stockholders' equity	15.99%	13.72%	10.15%	15.03%
Stockholders' equity to total assets	7.40%	7.79%	7.47%	7.22%
Efficiency ratio (1)	61.41%	64.86%	66.67%	68.13%
Net interest spread	3.30%	3.32%	3.27%	3.15%
Net interest margin	3.50%	3.64%	3.50%	3.47%

(Based on end-of-period data)
Stockholders' equity to assets			7.45%	7.78%
Total risk-based capital ratio			15.05%	14.47%
Tier 1 risk-based capital ratio			13.28%	12.60%
Common equity Tier 1 capital			9.97%	9.50%
Tier 1 leverage ratio (2)			9.99%	10.69%
(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

Use of Non-GAAP Measures

Several financial measures in this report are non-GAAP, meaning they are not presented in accordance with generally accepted accounting principles (GAAP) in the U.S. The non-GAAP items presented in this report are non-GAAP net income, non-GAAP basic earnings per share, non-GAAP diluted earnings per share, non-GAAP return on average assets and non-GAAP return on average common equity. These measures include the adjustments to exclude the additional loan loss provision recorded in the three and nine months ended September 30, 2020 caused by the impact on current economic conditions due to the COVID-19 pandemic and the impact of the gain on the sale of our Branson branch that closed during the quarter ended March 31, 2019. The Company believes that the exclusion of these items provides a useful basis for evaluating the Company's underlying performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating performance utilizing GAAP financial information. The Company uses non-GAAP measures to analyze its financial performance and to make financial comparisons to prior periods presented on a similar basis. The Company believes that providing such adjusted results allows investors to better understand the Company's comparative operating performance for the periods presented. Non-GAAP measures are not formally defined by GAAP or codified in the federal banking regulations, and other entities may use calculation methods that differ from those used by the Company. The Company has reconciled each of these measures to a comparable GAAP measure below:

Income Statement Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income - GAAP	$4,960	$3,860	$9,110	$12,046
Effect of ALL provision COVID-19 (a)	632	—	3,476	—
Effect of net gain on branch sale (b)	—	(86)	—	(1,725)
Net income - non-GAAP	$5,592	$3,774	$12,586	$10,321

Per Share Data
Basic earnings per share - GAAP	$0.77	$0.59	$1.40	$1.85
Effect of ALL provision COVID-19 (a)	0.10	—	0.54	—
Effect of net gain on branch sale (b)	—	(0.01)	—	(0.26)
Basic earnings per share - non-GAAP	$0.87	$0.58	$1.94	$1.59
Diluted earnings per share - GAAP	$0.77	$0.59	$1.40	$1.85
Effect of ALL provision COVID-19 (a)	0.10	—	0.54	—
Effect of net gain on branch sale (b)	—	(0.01)	—	(0.26)
Diluted earnings per share - non-GAAP	$0.87	$0.58	$1.94	$1.59

Key Ratios
Return on average total assets - GAAP	1.18%	1.07%	0.76%	1.09%
Effect of ALL provision COVID-19 (a)	0.15	—	0.29	—
Effect of net gain on branch sale (b)	—	(0.02)	—	(0.16)
Return on average total assets - non-GAAP	1.33%	1.05%	1.05%	0.93%
Return on average stockholders' equity - GAAP	15.99%	13.72%	10.15%	15.03%
Effect of ALL provision COVID-19 (a)	2.04	—	3.87	—
Effect of net gain on branch sale (b)	—	(0.31)	—	(2.15)
Return on average stockholders' equity - non-GAAP	18.03%	13.41%	14.02%	12.88%
(a)	An additional $0.8 million and $4.4 million pre-tax ALL provision and $0.6 million and $3.5 million after tax was recorded during the three and nine months ended September 30, 2020, respectively, due to current economic conditions resulting from the COVID-19 pandemic.
(b)	The gain on the sale of the Branson Branch was $0.1 million pre-tax and $86,000 after tax for the three months ended September 30, 2019, and $2.2 million pre-tax and $1.7 million after tax for the three months ended September 30, 2019.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$13,842	$12,361	$1,481	12.0%	$39,707	$36,147	$3,560	9.8%
Provision for loan losses	1,200	450	750	166.7	5,400	850	4,550	535.3
Non-interest income	5,075	2,424	2,651	109.4	9,956	6,637	3,319	50.0
Investment securities gains, net	12	(40)	52	(130.0)	18	(40)	58	(145.0)
Gain on branch sale, net	—	109	(109)	(100.0)	—	2,183	(2,183)	(100.0)
Non-interest expense	11,616	9,590	2,026	21.1	33,111	29,149	3,962	13.6
Income before income taxes	6,113	4,814	1,299	27.0	11,170	14,928	(3,758)	(25.2)
Income tax expense	1,153	954	199	20.9	2,060	2,882	(822)	(28.5)
Net income	$4,960	$3,860	$1,100	28.5%	$9,110	$12,046	$(2,936)	(24.4)%

NM = not meaningful

Consolidated net income of $5.0 million, or $0.77 per diluted share, for the three months ended September 30, 2020 increased $1.1 million compared to $3.9 million, or $0.59 per diluted share, for the three months ended September 30, 2019. For the three months ended September 30, 2020, the return on average assets was 1.18%, the return on average stockholders’ equity was 15.99%, and the efficiency ratio was 61.4%.

Consolidated net income of $9.1 million, or $1.40 per diluted share, for the nine months ended September 30, 2020 decreased $2.9 million compared to $12.0 million, or $1.85 per diluted share, for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the return on average assets was 0.76%, the return on average stockholders’ equity was 10.15%, and the efficiency ratio was 66.7%.

Net interest income was $13.8 million and $39.7 million for the three and nine months ended September 30, 2020, respectively, compared to $12.4 million and $36.1 million for the three and nine months ended September 30, 2019, respectively. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.50% for the three months ended September 30, 2020 compared to 3.64% for the three months ended September 30, 2019, and increased to 3.50% for the nine months ended September 30, 2020 compared to 3.47% for the nine months ended September 30, 2019. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

A $1.2 million and $5.4 million provision for loan losses was required for the three and nine months ended September 30, 2020, respectively, compared to a $450,000 and $850,000 provision for the three and nine months ended September 30, 2019, respectively. The increase in the provision was primarily due to an additional $800,000 and $4.4 million recorded during the three and nine months ended September 30, 2020, respectively, due to the current and continued economic conditions resulting from the COVID-19 pandemic and the resulting financial stress being felt by the Company's borrowers.

The Company’s net loan charge-offs were $58,000 and $113,000 for the three and nine months ended September 30, 2020, respectively, compared to net loan charge-offs of $155,000 and $324,000 for the three and nine months ended September 30, 2019, respectively.

Non-performing loans totaled $5.8 million, or 0.45% of total loans, at September 30, 2020 compared to $5.1 million, or 0.43% of total loans, at December 31, 2019, and $4.8 million, or 0.41% of total loans, at September 30, 2019. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $2.7 million, or 109.4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and increased $3.3 million, or 50.0% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities gains, net The Company recognized net securities gains, which include the unrealized net gains related to equity securities, of $12,000 and $18,000 for the three and nine months September 30, 2020, respectively, compared to net securities losses of $40,000 for both the three and nine months ended September 30, 2019, respectively.  These changes are discussed in greater detail under Investment securities gains, net section below.

Gain on branch sale, net On February 8, 2019, Hawthorn Bank, a wholly-owned subsidiary of Hawthorn Bancshares, Inc., completed the sale of its branch located in Branson, Missouri to Branson Bank, Branson, Missouri. The Company sold the land and building for $3.5 million with a net book value of $1.7 million and transferred approximately $10.6 million in deposits, subject to future adjustments required in the definitive agreement for a deposit premium of 4.1%, or $0.3 million, excluding future contingent adjustments. The sale resulted in a pre-tax gain of approximately $2.2 million, or $1.7 million after tax, for the nine months ended September 30, 2019. Included in the current quarter's net income is the final pretax gain on the sale of our Branson branch of $0.1 million, or $86,000 after tax, was recognized resulting from contingent deposit accounts.

Non-interest expense increased $2.0 million, or 21.1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and increased $4.0 million, or 13.6% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,
	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$291,657	$3,364	4.59%	$198,444	$2,777	5.55%
Real estate construction - residential	26,263	345	5.23	24,895	369	5.88
Real estate construction - commercial	86,056	989	4.57	122,179	1,614	5.24
Real estate mortgage - residential	253,451	2,967	4.66	246,833	3,229	5.19
Real estate mortgage - commercial	588,464	6,959	4.70	527,324	6,538	4.92
Installment and other consumer	28,691	297	4.12	31,689	354	4.43
Total loans	$1,274,582	$14,921	4.66%	$1,151,364	$14,881	5.13%
Loans held for sale	$11,573	$41	1.41%	$1,337	$—	—%
Investment securities:
U.S. Treasury	$2,808	$8	1.13%	$1,340	$7	2.07%
U.S. government and federal agency obligations	39,927	179	1.78	33,249	150	1.79
Obligations of states and political subdivisions	45,609	305	2.66	30,129	219	2.88
Mortgage-backed securities	96,017	411	1.70	119,911	595	1.97
Other debt securities	11,133	152	5.43	4,415	63	5.66
Total investment securities	$195,494	$1,055	2.15%	$189,044	$1,034	2.17%
Other investment securities	6,623	75	4.51	5,968	66	4.39
Federal funds sold and interest bearing deposits in other financial institutions	112,710	111	0.39	16,375	103	2.50
Total interest earning assets	$1,600,982	$16,203	4.03%	$1,364,088	$16,084	4.68%
All other assets	84,068			80,345
Allowance for loan losses	(16,727)			(11,933)
Total assets	$1,668,323			$1,432,500
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$198,913	$124	0.25%	$165,275	$272	0.65%
Savings	123,405	11	0.04	98,008	26	0.11
Interest checking	53,734	75	0.56	11,807	62	2.08
Money market	281,454	100	0.14	271,068	687	1.01
Time deposits	297,359	950	1.27	324,081	1,276	1.56
Total interest bearing deposits	$954,865	$1,260	0.53%	$870,239	$2,323	1.06%
Federal funds purchased and securities sold under agreements to repurchase	36,412	25	0.27	21,947	34	0.61
Federal Home Loan Bank advances and other borrowings	116,977	505	1.72	100,990	619	2.43
Subordinated notes	49,486	326	2.62	49,486	588	4.71
Total borrowings	$202,875	$856	1.68%	$172,423	$1,241	2.86%
Total interest bearing liabilities	$1,157,740	$2,116	0.73%	$1,042,662	$3,564	1.36%
Demand deposits	368,709			263,336
Other liabilities	18,486			14,879
Total liabilities	1,544,935			1,320,877
Stockholders' equity	123,388			111,623
Total liabilities and stockholders' equity	$1,668,323			$1,432,500
Net interest income (FTE)		$14,087			$12,520
Net interest spread			3.30%			3.32%
Net interest margin			3.50%			3.64%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended September 30, 2020 and 2019. Such adjustments totaled $245,000 and $159,000 for the three months ended September 30, 2020 and 2019, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income. ($445,000 of PPP fees were included in commercial loan income for the three months ended September 30, 2020)

	Nine Months Ended September 30,
	2020			2019
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (4)
Commercial	$257,328	$9,055	4.70%	$202,708	$8,408	5.55%
Real estate construction - residential	25,245	999	5.29	26,623	1,195	6.00
Real estate construction - commercial	85,486	3,059	4.78	115,923	4,536	5.23
Real estate mortgage - residential	251,029	9,031	4.81	246,053	9,456	5.14
Real estate mortgage - commercial	582,568	20,955	4.80	528,152	19,263	4.88
Installment and other consumer	30,063	950	4.22	31,965	1,035	4.33
Total loans	$1,231,719	$44,049	4.78%	$1,151,424	$43,893	5.10%
Loans held for sale	$8,338	$96	1.54%	$873	$—	—%
Investment securities: (3)
U.S. Treasury	$1,453	$16	1.47%	$2,160	$35	2.17%
U.S. government and federal agency obligations	41,353	619	2.00	43,982	621	1.89
Obligations of states and political subdivisions	42,088	895	2.84	35,876	743	2.77
Mortgage-backed securities	100,186	1,348	1.80	120,698	1,961	2.17
Other debt securities	7,229	294	5.43	4,389	190	5.79
Total investment securities	$192,309	$3,172	2.20%	$207,105	$3,550	2.29%
Other investment securities	6,765	247	4.88	5,709	199	4.66
Federal funds sold and interest bearing deposits in other financial institutions	98,238	553	0.75	47,724	897	2.51
Total interest earning assets	$1,537,369	$48,117	4.18%	$1,412,835	$48,539	4.59%
All other assets	83,104			82,791
Allowance for loan losses	(15,061)			(11,874)
Total assets	$1,605,412			$1,483,752
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$190,734	$533	0.37%	$208,639	$1,708	1.09%
Savings	112,917	43	0.05	95,792	65	0.09
Interest checking	49,026	323	0.88	11,572	170	1.96
Money market	278,244	647	0.31	280,643	2,274	1.08
Time deposits	308,442	3,156	1.37	341,466	4,029	1.58
Total interest bearing deposits	$939,363	$4,702	0.67%	$938,112	$8,246	1.18%
Federal funds purchased and securities sold under agreements to repurchase	34,028	121	0.48	21,716	110	0.68
Federal Home Loan Bank advances and other borrowings	120,650	1,749	1.94	94,969	1,699	2.39
Subordinated notes	49,486	1,208	3.26	49,486	1,821	4.92
Total borrowings	$204,164	$3,078	2.01%	$166,171	$3,630	2.92%
Total interest bearing liabilities	$1,143,527	$7,780	0.91%	$1,104,283	$11,876	1.44%
Demand deposits	324,479			257,157
Other liabilities	17,498			15,143
Total liabilities	1,485,504			1,376,583
Stockholders' equity	119,908			107,169
Total liabilities and stockholders' equity	$1,605,412			$1,483,752
Net interest income (FTE)		$40,337			$36,663
Net interest spread			3.27%			3.15%
Net interest margin			3.50%			3.47%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the nine months ended September 30, 2020 and 2019. Such adjustments totaled $630,000 and $516,000 for the nine months ended September 30, 2020 and 2019, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income. ($800,000 of PPP fees were included in commercial loan income for the nine months ended September 30, 2020)

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$587	$1,139	$(552)	$647	$2,050	$(1,403)
Real estate construction - residential	(24)	19	(43)	(196)	(60)	(136)
Real estate construction - commercial	(625)	(435)	(190)	(1,477)	(1,116)	(361)
Real estate mortgage - residential	(262)	85	(347)	(425)	188	(613)
Real estate mortgage - commercial	421	734	(313)	1,692	1,966	(274)
Installment and other consumer	(57)	(32)	(25)	(85)	(61)	(24)
Loans held for sale	41	—	41	96	—	96
Investment securities:
U.S. Treasury	1	6	(5)	(19)	(9)	(10)
U.S. government and federal agency obligations	29	30	(1)	(2)	(38)	36
Obligations of states and political subdivisions	86	105	(19)	152	132	20
Mortgage-backed securities	(184)	(110)	(74)	(613)	(305)	(308)
Other debt securities	89	92	(3)	104	116	(12)
Other investment securities	9	7	2	48	38	10
Federal funds sold and interest bearing deposits in other financial institutions	8	159	(151)	(344)	549	(893)
Total interest income	119	1,799	(1,680)	(422)	3,450	(3,872)
Interest expense:
NOW accounts	(148)	47	(195)	(1,175)	(136)	(1,039)
Savings	(15)	6	(21)	(22)	11	(33)
Interest checking	13	86	(73)	153	291	(138)
Money market	(587)	25	(612)	(1,627)	(19)	(1,608)
Time deposits	(326)	(99)	(227)	(873)	(369)	(504)
Federal funds purchased and securities sold under agreements to repurchase	(9)	15	(24)	11	50	(39)
Federal Home Loan Bank advances and other borrowings	(114)	88	(202)	50	408	(358)
Subordinated notes	(262)	—	(262)	(613)	—	(613)
Total interest expense	(1,448)	168	(1,616)	(4,096)	236	(4,332)
Net interest income on a fully taxable equivalent basis	$1,567	$1,631	$(64)	$3,674	$3,214	$460
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and nine months ended September 30, 2020 and 2019. Such adjustments totaled $245,000 and $630,000 for the three and nine months ended September 30, 2020, respectively, compared to $159,000 and $516,000 for the three and nine months ended September 30, 2019, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income. ($445,000 and $800,000 of PPP fees were included in commercial loan income for the three and nine months ended September 30, 2020)

Financial results for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, reflected an increase in net interest income, on a tax equivalent basis, of $1.6 million, or 12.5%, and financial results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 reflected an increase of $3.7 million, or 10.0%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.50% for the quarter ended September 30, 2020, compared to 3.64% for the quarter ended September 30, 2019, respectively, and increased to 3.50% for the nine months ended September 30, 2020 compared to 3.47% for the nine months ended September 30, 2019, respectively.

Net interest income increased primarily due to a decrease in rates paid on average interest bearing liabilities in the three and nine month comparative periods. Although average earning assets increased for both the three and nine month comparative periods, net interest margin decreased quarter over quarter primarily due to a decrease in rates earned, while net interest margin increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the decrease in rates paid on interest bearing liabilities partially offset by the decrease in rates earned on average interest earning assets.

Average interest-earning assets increased $236.9 million, or 17.4%, to $1.60 billion for the three months ended September 30, 2020 compared to $1.36 billion for the three months ended September 30, 2019, and average interest bearing liabilities increased $115.1 million, or 11.0%, to $1.16 billion for the three months ended September 30, 2020 compared to $1.04 billion for the three months ended September 30, 2019.

Average interest-earning assets increased $124.5 million, or 8.8%, to $1.54 billion for the nine months ended September 30, 2020 compared to $1.41 billion for the nine months ended September 30, 2019, and average interest bearing liabilities increased $39.2 million, or 3.6%, to $1.14 billion for the nine months ended September 30, 2020 compared to $1.10 billion for the nine months ended September 30, 2019.

Total interest income (expressed on a fully taxable equivalent basis) was $16.2 million and $48.1 million for the three and nine months ended September 30, 2020, respectively, compared to $16.1 million and $48.5 million for the three and nine months ended September 30, 2019, respectively. The Company’s rates earned on interest earning assets were 4.03% and 4.18% for the three and nine months ended September 30, 2020, respectively, compared to 4.68% and 4.59% for the three and nine months ended September 30, 2019, respectively.

Interest income on loans was $14.9 million and $44.0 million for the three and nine months ended September 30, 2020, respectively, compared to $14.9 million and $43.9 million for the three and nine months ended September 30, 2019, respectively.

Average loans outstanding increased $123.2 million, or 10.7%, to $1.27 billion for the three months ended September 30, 2020 compared to $1.15 billion for the three months ended September 30, 2019. The average yield on loans decreased to 4.66% for the three months ended September 30, 2020 compared to 5.13% for the three months ended September 30, 2019.

Average loans outstanding increased $80.3 million, or 7.0%, to $1.23 billion for the nine months ended September 30, 2020 compared to $1.15 billion for the nine months ended September 30, 2019. The average yield on loans decreased to 4.78% for the nine months ended September 30, 2020 compared to 5.10% for the nine months ended September 30, 2019. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Interest income on available-for-sale securities was $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, compared to $1.0 million and $3.6 million for the three and nine months ended September 30, 2019, respectively.

Average securities increased $6.5 million, or 3.4%, to $195.5 million for the three months ended September 30, 2020 compared to $189.0 million for the three months ended September 30, 2019. The average yield on securities decreased to 2.15% for the three months ended September 30, 2020 compared to 2.17% for the three months ended September 30, 2019.

Average securities decreased $14.8 million, or 7.1%, to $192.3 million for the nine months ended September 30, 2020 compared to $207.1 million for the nine months ended September 30, 2019. The average yield on securities decreased to 2.20% for the nine months ended September 30, 2020 compared to 2.29% for the nine months ended September 30, 2019. See the Liquidity Management section for further discussion.

Total interest expense decreased to $2.1 million and $7.8 million for the three and nine months ended September 30, 2020, respectively, compared to $3.6 million and $11.9 million for the three and nine months ended September 30, 2019, respectively. The Company’s rates paid on interest bearing liabilities were 0.73% and 0.91% for the three and nine months ended September 30, 2020, respectively, compared to 1.36% and 1.44% for the three and nine months ended September 30, 2019, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $1.3 million and $4.7 million for the three and nine months ended September 30, 2020, respectively, compared to $2.3 million and $8.2 million for the three and nine months ended September 30, 2019, respectively.

Average interest bearing deposits increased $84.6 million, or 9.7%, to $954.9 million for the three months ended September 30, 2020 compared to $870.2 million for the three months ended September 30, 2019. The average cost of deposits decreased to 0.53% for the three months ended September 30, 2020 compared to 1.06% for the three months ended September 30, 2019. During the three months ended September 30, 2019, public funds decreased significantly resulting from the loss of a public fund account at renewal.

Average interest bearing deposits increased $1.3 million, or 0.13%, to $939.4 million for the nine months ended September 30, 2020 compared to $938.1 million for the nine months ended September 30, 2019. The average cost of deposits decreased to 0.67% for the nine months ended September 30, 2020 compared to 1.18% for the nine months ended September 30, 2019.  Although offering rates remain low in response to lower market interest rates growth in deposits was positively impacted in part by customers who deposited PPP loan proceeds.

Interest expense on borrowings was $0.9 million and $3.1 million for the three and nine months ended September 30, 2020, respectively, compared to $1.2 million and $3.6 million for the three and nine months ended September 30, 2019, respectively.

Average borrowings increased to $202.9 million for the three months ended September 30, 2020 compared to $172.4 million for the three months ended September 30, 2019. The average cost of borrowings decreased to 1.68% for the three months ended September 30, 2020 compared to 2.86% for the three months ended September 30, 2019. The decrease in cost of funds primarily resulted from lower market interest rates.

Average borrowings increased to $204.2 million for the nine months ended September 30, 2020 compared to $166.2 million for the nine months ended September 30, 2019. The average cost of borrowings decreased to 2.01% for the nine months ended September 30, 2020 compared to 2.92% for the nine months ended September 30, 2019. The decrease in cost of funds primarily resulted from lower market interest rates.

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

Non-interest income and expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Non-interest income
Service charges and other fees	$816	$953	$(137)	(14.4)%	$2,181	$2,701	$(520)	(19.3)%
Bank card income and fees	846	794	52	6.5	2,351	2,282	69	3.0
Trust department income	263	371	(108)	(29.1)	920	960	(40)	(4.2)
Real estate servicing fees, net	54	36	18	50.0	(48)	38	(86)	(226.3)
Gain on sales of mortgage loans, net	3,026	215	2,811	1,307.4	4,369	499	3,870	775.6
Other	70	55	15	27.3	183	157	26	16.6
Total non-interest income	$5,075	$2,424	$2,651	109.4%	$9,956	$6,637	$3,319	50.0%
Non-interest income as a % of total revenue *	26.8%	16.4%			20.0%	15.5%
*	Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $2.7 million, or 109.4%, to $5.1 million for the quarter ended September 30, 2020 compared to $2.4 million for the quarter ended September 30, 2019, and increased $3.3 million, or 50.0%, to $10.0 million for the nine months ended September 30, 2020 compared to $6.6 million for the nine months ended September 30, 2019.

Service charges and fees decreased $137,000, or 14.4%, to $816,000 for the quarter ended September 30, 2020 compared to $953,000 for the quarter ended September 30, 2019, and decreased $520,000, or 19.3%, to $2.2 million for the nine months ended September 30, 2020 compared to $2.7 million for nine months ended September 30, 2019. The decrease in fees was primarily due to a decrease in nonsufficient fund service charges (NSF) resulting from both a decrease in volume, in addition to temporary fee waivers for customers related to the COVID-19 pandemic.

Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) increased $18,000 to $54,000 for the quarter ended September 30, 2020 compared to $36,000 for the quarter ended September 30, 2019, and decreased $86,000 to $(48,000) for the nine months ended September 30, 2020 compared to $38,000 for the nine months ended September 30, 2019.

Mortgage loan servicing fees earned on loans sold were $215,000 and $638,000 for the three and nine months ended September 30, 2020, respectively, compared to $205,000 and $581,000 for the three and nine months ended September 30, 2019, respectively. The current quarter's MSR valuation decreased $21,000 from the prior linked quarter, and decreased $340,000 for the nine months ended September 30, 2020 primarily due to increased prepayment assumptions. The dramatic drop in market interest rates from December 31, 2019 to September 30, 2020, created an economic incentive for borrowers to refinance their existing home mortgage loans.

The Company was servicing $289.3 million of mortgage loans at September 30, 2020 compared to $271.4 million and $270.8 million at December 31, 2019 and September 30, 2019, respectively.

Gain on sales of mortgage loans increased $2.8 million to $3.0 million for the quarter ended September 30, 2020 compared to $215,000 for the quarter ended September 30, 2019, and increased $3.9 million to $4.4 million for the nine months ended September 30, 2020 compared to $499,000 for the nine months ended September 30, 2019. During the fourth quarter of 2019, the Company focused on creation and development of a new mortgage loan department and began offering new mortgage loan products in addition to Freddie and Fannie loans that are sold to the secondary market. The Company sold $73.5 million and $133.2 million of loans for the three and nine months ended September 30, 2020, respectively, compared to $13.3 million and $28.3 million for the three and nine months ended September 30, 2019, respectively.

Other Income increased $15,000, or 27.3%, to $70,000 for the quarter ended September 30, 2020 compared to $55,000 for the quarter ended September 30, 2019, and increased $26,000, or 16.6%, to $183,000 for the nine months ended compared to $157,000 for the nine months ended September 30, 2019. The increase in the periods presented was primarily due to increased brokerage income partially offset by a decrease in insurance commissions, rental income from other real estate owned, and income earned on bank owned life insurance policies due to one of the Company's polices being redeemed in the third quarter of 2019.

Investment securities gains (losses), net for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Investment securities gains (losses), net
Available for sale securities:
Gains realized on sales	$21	$6	$27	$6
Losses realized on sales	(8)	(46)	(8)	(46)
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	(1)	—	(1)	—
Investment securities gains (losses), net	$12	$(40)	$18	$(40)

The Company received $3.2 million and $4.7 million proceeds from the sale of available for sale debt securities and recognized net securities gains, which include the unrealized net losses related to equity securities, of $12,000 and $18,000 for the three and nine months September 30, 2020, respectively. This is compared to $21.5 million proceeds from the sale of available for sale of debt securities and recognized net securities losses of $40,000 for both the three and nine months ended September 30, 2019.

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Non-interest expense
Salaries	$5,112	$3,956	$1,156	29.2%	$14,617	$11,948	$2,669	22.3%
Employee benefits	1,659	1,410	249	17.7	4,787	4,272	515	12.1
Occupancy expense, net	781	909	(128)	(14.1)	2,303	2,348	(45)	(1.9)
Furniture and equipment expense	725	671	54	8.0	2,172	2,166	6	0.3
Processing, network and bank card expense	877	893	(16)	(1.8)	2,806	2,867	(61)	(2.1)
Legal, examination, and professional fees	381	316	65	20.6	1,155	948	207	21.8
Advertising and promotion	316	343	(27)	(7.9)	786	884	(98)	(11.1)
Postage, printing, and supplies	227	181	46	25.4	661	650	11	1.7
Loan expense	336	133	203	152.6	564	462	102	22.1
Other	1,202	778	424	54.5	3,260	2,604	656	25.2
Total non-interest expense	$11,616	$9,590	$2,026	21.1%	$33,111	$29,149	$3,962	13.6%
Efficiency ratio*	61.4%	64.9%			66.7%	68.1%
Number of full-time equivalent employees	301	277			301	277
*	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $2.0 million, or 21.1%, to $11.6 million for the quarter ended September 30, 2020 compared to $9.6 million for the quarter ended September 30, 2019, and increased $4.0 million, or 13.6%, to $33.1 million for the nine months ended September 30, 2020 compared to $29.1 million for the nine months ended September 30, 2019.

Salaries increased $1.2 million, or 29.2%, to $5.1 million for the quarter ended September 30, 2020 compared to $4.0 million for the quarter ended September 30, 2019, and increased $2.7 million, or 22.3%, to $14.6 million for the nine months ended September 30, 2020 compared to $11.9 million for the nine months ended September 30, 2019. The increases were primarily due to adding 25 full-time equivalent (FTE) employees to expand the Company's new mortgage loan department that was formed in late 2019. In addition, annual merit increases average approximately 4.0% each year and are awarded in the first quarter of each year.

Employee benefits increased $249,000, or 17.7%, to $1.7 million for the quarter ended September 30, 2020 compared to $1.4 million for the quarter ended September 30, 2019 and increased $515,000, or 12.1%, to $4.8 million for the nine months ended September 30, 2020 compared to $4.3 million for the nine months ended September 30, 2019. The increases were primarily due to higher pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions, an increase in payroll taxes due to the increase in FTE mentioned above, and an increase in 401(k) plan contributions.

Occupancy expense decreased $128,000, or 14.1%, to $781,000 for the quarter ended September 30, 2020 compared to $909,000 for the quarter ended September 30, 2019 and was consistent at $2.3 million for both the nine months ended September 30, 2020 and 2019, respectively. The net decrease for the quarter ended September 30, 2020 over the quarter ended September 30, 2019 primarily consisted of decreases in building repairs and maintenance, and utilities, partially offset by increases in building depreciation and building lease expense. During 2019 there were increases in building and parking lot repairs and maintenance. The increase in building lease expense was primarily related to the Company's new Columbia branch location that began in March of 2019.

The net decrease for the nine months ended September 30, 2020 over the nine months ended September 30, 2019 primarily consisted of a $67,000 net gain primarily related to the sale of land adjacent to one of the Company's branches compared to a net loss of $43,000 in the prior year recognized on the sale of equipment. This decrease was partially offset by increases in core maintenance agreements and depreciation.

Legal, examination, and professional fees increased $65,000, or 20.6%, to $381,000 for the quarter ended September 30, 2020 compared to $316,000 for the quarter ended September 30, 2019, and increased $207,000, or 21.8%, to $1.2 million for the nine months ended September 30, 2020 compared to $948,000 for the nine months ended September 30, 2019. These increases are primarily related to an increase in legal fees related to one pending lawsuit that is in its early stages, and consulting expenses.

Loan expense increased $203,000, or 152.6%, to $336,000 for the quarter ended September 30, 2020 compared to $133,000 for the quarter ended September 30, 2019, and increased $102,000, or 22.1, to $564,000 compared to $462,000 for the nine months ended September 30, 2019. The increases were primarily related to increases in real estate loan expenses related to the growth in loan volume, partially offset by real estate foreclosure (gain) expense. In the second quarter of 2020, the Company sold an out-of-service branch building being held as other real estate owned (OREO) to a non-profit organization. This transaction consisted of a $266,000 donation expense and the company realized a net gain of $210,000

Other non-interest expense increased $424,000, or 54.5%, to $1.2 million for the quarter ended September 30, 2020 compared to $778,000 for the quarter ended September 30, 2019, and increased $656,000, or 25.2, to $3.3 million compared to $2.6 million for the nine months ended September 30, 2019. The increases were primarily related to increases in donations, FDIC assessment expense, and credit card fraud charge-offs. In the second quarter of 2020, the Company sold an out-of-service branch building being held as other real estate owned (OREO) to a non-profit organization. This transaction consisted of a $266,000 donation expense and the company realized a net gain of $210,000. During the third quarter of 2020 the Company recognized approximately $150,000 of disputed credit card fraud losses from prior years.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.9% for the three months ended September 30, 2020 compared to 19.8% for the three months ended September 30, 2019, and 18.4% for the nine months ended September 30, 2020 compared to 19.3% for the nine months ended September 30, 2019. The decrease in the effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to the impact of tax-free revenues. The decrease in the effective tax rate for the nine months ended September 30, 2020 was primarily attributable to tax-free revenues having a greater impact on pre-tax income due to the reduced level of earnings.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 75.5% of total assets as of September 30, 2020 compared to 77.5% as of December 31, 2019.

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

A summary of loans, by major class within the Company’s loan portfolio as of the dates indicated is as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Commercial, financial, and agricultural (a)	$293,801	$199,022
Real estate construction - residential	27,722	23,035
Real estate construction - commercial	86,896	84,998
Real estate mortgage - residential	258,030	252,643
Real estate mortgage - commercial	584,559	576,635
Installment and other consumer	28,157	32,464
Total loans	$1,279,165	$1,168,797
Percent of categories to total loans:
Commercial, financial, and agricultural	23.0%	17.0%
Real estate construction - residential	2.2	2.0
Real estate construction - commercial	6.8	7.3
Real estate mortgage - residential	20.2	21.6
Real estate mortgage - commercial	45.7	49.3
Installment and other consumer	2.2	2.8
Total	100.0%	100.0%
(a)	Includes $85.6 million SBA PPP loans, net

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2020, the Company sold approximately $133.2 million of loans to investors compared to $28.3 million for the nine months ended September 30, 2019. At September 30, 2020, the Company was servicing approximately $289.3 million of loans sold to the secondary market compared to $271.4 million at December 31, 2019, and $270.8 million at September 30, 2019.

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

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,	September 30,
(In thousands)	2020	2019	2019
Nonaccrual loans:
Commercial, financial, and agricultural	$878	$982	$1,027
Real estate construction - commercial	552	137	145
Real estate mortgage - residential	2,236	2,135	2,158
Real estate mortgage - commercial	1,933	1,359	1,111
Installment and other consumer	33	141	123
Total	$5,632	$4,754	$4,564
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage - residential	$175	$304	$193
Installment and other consumer	8	12	4
Total	$183	$316	$197
Total non-performing loans (a)	5,815	5,070	4,761
Other real estate owned and repossessed assets	12,601	12,781	12,878
Total non-performing assets	$18,416	$17,851	$17,639

Loans held for investment	$1,279,165	$1,168,797	$1,149,268
Allowance for loan losses to loans	1.39%	1.07%	1.06%
Non-performing loans to loans (a)	0.45%	0.43%	0.41%
Non-performing assets to loans (b)	1.44%	1.53%	1.53%
Non-performing assets to assets (b)	1.10%	1.20%	1.22%
Allowance for loan losses to non-performing loans	305.49%	246.09%	255.79%
(a)	Non-performing loans include loans 90 days past due and accruing, nonaccrual loans, and non-performing TDRs included in nonaccrual loans and 90 days past due.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $18.4 million, or 1.44% of total loans, at September 30, 2020 compared to $17.9 million, or 1.53% of total loans, at December 31, 2019, and $17.6 million, or 1.53% of total loans, at September 30, 2019, respectively.

Total non-accrual loans at September 30, 2020 increased $878,000 million, 18.5%, to $5.6 million compared to $4.8 million at December 31, 2019. The increase in non-accrual loans primarily consisted of increases in real estate mortgage commercial loans and real estate construction commercial loans. The increase in real estate mortgage commercial loans primarily related to two loan relationships and the increase in real estate construction commercial loans primarily related to one loan relationships.

Loans past due 90 days and still accruing interest at September 30, 2020, were $183,000 compared to $316,000 at December 31, 2019. Other real estate and repossessed assets were $12.6 million and $12.8 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, $73,000 of non-accrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $411,000 during the nine months ended September 30, 2019.

As of September 30, 2020, approximately $4.7 million compared to $9.0 million and $5.9 million at December 31, 2019 and September 30, 2019, respectively, of loans classified as substandard, which include performing TDRs, and are not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at September 30, 2020 and December 31, 2019, respectively.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2020			December 31, 2019
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	5	$498	$39	5	$532	$177
Real estate mortgage - residential	5	1,541	28	6	1,615	33
Real estate mortgage - commercial	2	344	7	2	352	7
Installment and other consumer	5	80	10	2	36	2
Total performing TDRs	17	$2,463	$84	15	$2,535	$219
Non-performing TDRs
Commercial, financial and agricultural	4	$304	$61	6	$496	$99
Real estate mortgage - residential	7	814	66	6	782	117
Real estate mortgage - commercial	—	—	—	2	266	—
Installment and other consumer	—	—	—	2	72	7
Total non-performing TDRs	11	$1,118	$127	16	$1,616	$223
Total TDRs	28	$3,581	$211	31	$4,151	$442

At September 30, 2020, loans classified as TDRs totaled $3.6 million, with $211,000 of specific reserves compared to $4.1 million of loans classified as TDRs, with $442,000 of specific reserves at December 31, 2019. Non-performing loans, included $1.1 million of loans classified as TDRs at September 30, 2020 compared to $1.6 million at December 31, 2019. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2019 to September 30, 2020 was primarily due to $687,000 of payments received on TDRs, partially offset by two new TDR totaling $125,000.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2020	2019
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,757	$2,918
Real estate construction - residential	233	64
Real estate construction - commercial	822	369
Real estate mortgage - residential	3,292	2,118
Real estate mortgage - commercial	9,253	6,547
Installment and other consumer	337	381
Unallocated	70	80
Total	$17,764	$12,477

The allowance for loan losses (ALL) was $17.8 million, or 1.39% of loans outstanding, at September 30, 2020 compared to $12.5 million, or 1.07%, at December 31, 2019, and $12.2 million, or 1.06% at September 30, 2019. The ratio of the allowance for loan losses to nonperforming loans was 305.49% at September 30, 2020, compared to 246.09% at December 31, 2019, and 255.79% at September 30, 2019.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2020	2019
Allocation of allowance for loan losses:
Individually evaluated for impairment - specific reserves	$581	$615
Collectively evaluated for impairment - general reserves	17,183	11,862
Total	$17,764	$12,477

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2020, $581,000 of the Company’s ALL was allocated to impaired loans totaling approximately $8.1 million compared to $615,000 of the Company’s ALL allocated to impaired loans totaling approximately $7.4 million at December 31, 2019. Management determined that $2.7 million, or 33%, of total impaired loans required no reserve allocation at September 30, 2020 compared to $2.6 million, or 35%, at December 31, 2019, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

As a result of rapidly increasing unemployment rates resulting from the COVID-19 virus, management determined that the first quarter 2020 allowance for loan loss economic qualitative adjustment should be temporarily adapted to utilize currently published statistics rather than the lagging statistics that had been utilized historically. While these lagging indicators have been very reliable for some time, they did not accurately capture the risk that has been brought about by rapid changes in the economy due to the pandemic. Based upon the change in the national unemployment rate available as of March 31, 2020, the economic qualitative adjustment was increased according to the Company’s methodology to account for uncertainty in economic conditions compared to the lookback period. As of September 30, 2020, and based on the continuing high rates of national unemployment as compared to historic levels, management believes this temporary alteration will be a better indicator until the economy stabilizes and the true impact can be measured. In addition, as of September 30, 2020, management increased the lending staff and management qualitative adjustment to reflect changes which have occurred, both organizational and operational.

The more significant changes from December 31, 2019 to September 30, 2020 in the allocations of the allowance for loan losses to the loan portfolios listed above was primarily attributed to the additional economic qualitative factor adjustment resulting from the COVID-19 pandemic.

Additionally, the funding of $88.4 million in PPP loans during the second and third quarter required management to assess the methodology that would be adopted in regard to the allowance for loan loss applicable to these loans. As the SBA PPP loans are expected to begin paying off in the next six to twelve months and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan loss was deemed necessary for these loans.

Provision

A $1.2 million and $5.4 million provision for loan losses was required for the three and nine months ended September 30, 2020, respectively, compared to a $450,000 and $850,000 provision for the three and nine months ended September 30, 2019, respectively. An additional $800,000 and $4.4 million provision was recorded during the three and nine months ended September 30, 2020, respectively, due to current economic conditions resulting from the COVID-19 pandemic.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Analysis of allowance for loan losses:
Balance beginning of period	$16,622	$11,883	$12,477	$11,652
Charge-offs:
Commercial, financial, and agricultural	46	61	130	255
Real estate construction - residential	—	—	—	—
Real estate construction - commercial	—	—	—	—
Real estate mortgage - residential	—	86	52	266
Real estate mortgage - commercial	13	6	37	21
Installment and other consumer	42	60	133	151
Total charge-offs	$101	$213	$352	$693
Recoveries:
Commercial, financial, and agricultural	$11	$12	$102	$139
Real estate construction - residential	13	12	44	25
Real estate construction - commercial	—	—	—	—
Real estate mortgage - residential	4	8	40	111
Real estate mortgage - commercial	—	7	3	9
Installment and other consumer	15	19	50	85
Total recoveries	$43	$58	$239	$369
Net charge-offs	58	155	113	324
Provision for loan losses	1,200	450	5,400	850
Balance end of period	$17,764	$12,178	$17,764	$12,178

Net Loan Charge-offs

The Company’s net charge-offs were $58,000 for the three months ended September 30, 2020 compared to net charge-offs of $155,000 for the three months ended September 30, 2019, and net charge-offs were $113,000, for the nine months ended September 30, 2020 compared to $324,000 for the nine months ended September 30, 2019.

The decrease in net charge-offs for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily related to a decrease in commercial, financial, and agricultural, real estate mortgage – residential charge-offs, and installment loans to individuals. The net decrease in the Company's net charge-offs for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease in commercial, financial, and agricultural, and real estate mortgage – residential loan charge-offs. The Company recovered commercial deposit fraud charge-offs through the Company's insurance captive during the second quarter of 2020, two real estate construction – residential recoveries, and one real estate mortgage – residential recovery obtained in a settlement. This is compared to one large commercial loan relationship recovery and one real estate mortgage – residential recovery received during the first quarter of 2019.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At September 30, 2020, the carrying amount of these loans was $7.9 million compared to $428,000 at December 31, 2019. A contributing factor for the increase in balance of loans held for sale at September 30, 2020 was due to the significant increase in real estate mortgage originations, as compared to the capability of the relatively recently formed mortgage lending department to sell the mortgages to investors (as more fully described in the following paragraph.)

In the fourth quarter of 2019 the Company expanded its current home loan program to better serve our customers. This expansion began with hiring new mortgage lending personnel and expanding the bank’s available loan products and upgrading the Company's operating systems. New home loan programs for its customers include VA loans, designed for military families and veterans; USDA loans for those buying homes in rural communities; and FHA loans, which offer low down payments and flexible underwriting guidelines. In addition, we have added several secondary market investors, allowing us to sell loans on the secondary market versus servicing them at the Company. This provides us with the ability to offer clients more aggressive pricing and at the same time improve the Company's financial return.

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

	September 30,	December 31,
(In thousands)	2020	2019
Federal funds sold and other overnight interest-bearing deposits	$112,050	$55,545
Certificates of deposit in other banks	9,874	10,862
Available-for-sale investment securities	186,723	175,093
Total	$308,647	$241,500

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $186.7 million at September 30, 2020 and included an unrealized net gain of $4.1 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $10.4 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At September 30, 2020 and December 31, 2019, the Company’s unpledged securities in the available for sale portfolio totaled approximately $22.3 million and $35.3 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,327	$9,385
Federal funds purchased and securities sold under agreements to repurchase	52,704	38,238
Other deposits	102,351	92,189
Total pledged, at fair value	$164,382	$139,812

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2020, such deposits totaled $1.2 billion and represented 89.2% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Core deposit base:
Non-interest bearing demand	$372,355	$261,166
Interest checking	237,669	227,662
Savings and money market	387,508	346,593
Other time deposits	185,559	197,089
Total	$1,183,091	$1,032,510

Time deposits and certificates of deposit of $250,000 and greater at September 30, 2020 and December 31, 2019 were $100.0 million and $104.3 million, respectively. The Company had brokered deposits totaling $40.2 million and $45.2 million at September 30, 2020 and December 31, 2019, respectively.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2020, under agreements with these unaffiliated banks, the Bank may borrow up to $50.0 million in federal funds on an unsecured basis and $16.0 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2020. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2020, there were $35.4 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2020.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of September 30, 2020, the Bank had $112.7 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$35,405	$27,272
Federal Home Loan Bank advances	112,719	96,895
Subordinated notes	49,486	49,486
Other borrowings	24	24
Total	$197,634	$173,677

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

	September 30,				December 31,
	2020				2019
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$295,616	$9,100	$56,869	$361,585	$284,813	$9,190	$56,839	$350,842
Letters of credit	(71,500)	—	—	(71,500)	(115,000)	—	—	(115,000)
Advances outstanding	(112,719)	—	—	(112,719)	(96,895)	—	—	(96,895)
Total available	$111,397	$9,100	$56,869	$177,366	$72,918	$9,190	$56,839	$138,947

At September 30, 2020, loans of $578.5 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2020, investments totaling $18.3 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

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

Sources and Uses of Funds

Cash and cash equivalents were $129.4 million at September 30, 2020 compared to $78.1 million at December 31, 2019. The $51.3 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2020. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $9.9 million for the nine months ended September 30, 2020.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $119.6 million. The cash outflow primarily consisted of $110.6 million increase in loans and $72.1 million purchase of investment securities, partially offset by $63.5 million from maturities, calls, and sales of investment securities. The increase in loans was primarily a result of $85.6 million (net of PPP deferred fees) increase in commercial loans due to customers who participated in the PPP.

Financing activities provided cash of $161.0 million, resulting primarily from a $111.2 million increase in demand deposits, a $51.0 million increase in interest-bearing transaction accounts, and a $15.8 million increase in net FHLB advances. The growth in deposits was positively impacted by customers who deposited PPP loan proceeds into demand accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2020.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $426.3 million in unused loan commitments and standby letters of credit as of September 30, 2020. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $2.3 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $2.5 million and $5.5 million in dividends to the Company during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents totaling $1.5 million and $2.6 million, respectively.

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

Under the Basel III requirements, at September 30, 2020 and December 31, 2019, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Minimum Capital		Required to be
			Required - Basel III		Considered Well-
	Actual		Fully Phased-In		Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital (to risk-weighted assets):
Company	$188,390	15.05%	$131,393	10.50%	$—	N.A	%
Bank	186,837	14.97	131,006	10.50	124,768	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$166,176	13.28%	$106,365	8.50%	$—	N.A	%
Bank	171,213	13.72	106,052	8.50	99,814	8.00
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$124,720	9.97%	$87,595	7.00%	$—	N.A	%
Bank	171,213	13.72	87,337	7.00	81,099	6.50
Tier 1 leverage ratio (to adjusted average assets):
Company	$166,176	9.99%	$66,525	4.00%	$—	N.A	%
Bank	171,213	10.34	66,231	4.00	82,788	5.00

December 31, 2019
Total Capital (to risk-weighted assets):
Company	$179,430	14.89%	$126,511	10.50%	$—	N.A	%
Bank	175,459	14.60	126,165	10.50	120,158	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$157,139	13.04%	$102,414	8.50%	$—	N.A	%
Bank	162,822	13.55	102,134	8.50	96,126	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$118,793	9.86%	$84,341	7.00%	$—	N.A	%
Bank	162,822	13.55	84,110	7.00	78,102	6.50
Tier 1 leverage ratio:
Company	$157,139	10.73%	$58,562	4.00%	$—	N.A	%
Bank	162,822	11.18	58,280	4.00	72,850	5.00

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2020 and December 31, 2019.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2020	2019
200	1.16%	1.07%
100	0.78%	1.61%
(100)	0.71%	0.78%
(200)	0.55%	(0.51)%

The change in our interest rate risk exposure from December 31, 2019 to September 30, 2020 was primarily due to the significant decrease in market rates over this time period that has caused offering rates for interest-bearing liabilities to decrease more than offering rates for earning assets. In addition, the increase in fed funds sold and PPP loan program have caused an overall shortening of the balance sheet, creating a larger asset sensitive position in a rising rate environment. These factors have caused the Company’s balance sheet to become more asset sensitive in the next 12 months, where interest rate increases translate into higher net interest income. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of November 5, 2020 and, based on their evaluation, have concluded the disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ending September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended September 30, 2020:

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
				$2,500,000
July 1-31, 2020	—	$—	—	$2,500,000
August 1-31, 2020	1,223	$18.23	1,223	$2,477,706
September 1-30, 2020	4,317	$17.38	4,317	$2,402,688
Total	5,540	$17.57	5,540	$2,402,688

* In the third quarter of 2020, the Company’s Board of Directors authorized the purchase of up to $2.5 million market value of the Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of September 30, 2020, $2.4 million remained for share repurchase pursuant to that authorization.

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

September 30, 2020 Form 10-Q

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 5, 2020	David T. Turner, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

November 5, 2020	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)