Form 10-K
period 2020-12-31
HAWTHORN BANCSHARES, INC.
filed 2021-03-12
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 5,805,361 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $19.69 closing price of such common equity on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was $114,307,556. Aggregate market value excludes an aggregate of 680,287 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 12, 2021, the registrant had 6,769,322 shares of common stock, par value $1.00 per share, issued and 6,362,476 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report:  (1) 2020 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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

The Company acquired Hawthorn Bank and its constituent predecessor banks, as well as Union State Bancshares, in a series of transactions that are summarized as follows:

●	On April 7, 1993 the Company acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares;
●	On November 3, 1997, the Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton;
●	On January 3, 2000, the Company acquired Osage Valley Bank;
●	Following the May 4, 2000 acquisition of Citizens State Bank of Calhoun by Union State Bank, Citizens State Bank merged into Union State Bank to form Citizens Union State Bank & Trust;
●	On June 16, 2000, the Company acquired City National Savings Bank, FSB, which was then merged into Exchange National Bank; and
●	On May 2, 2005, the Company acquired all of the issued and outstanding capital stock of Bank 10, a Missouri state bank.

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

HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a "real estate investment trust" under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by Hawthorn Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404,665,296. As of December 31, 2020, the approximate aggregate book value of the mortgage loans and participation interests held by HB Realty was $464,631,531.

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

Through its ownership of JCIHC, Hawthorn Bank is, indirectly, the controlling member of HB Realty and is entitled to control the appointment of managers of HB Realty. The Board of Managers of HB Realty, which is responsible for the management of the business and affairs of HB Realty, is currently comprised of David T. Turner, Kathleen L. Bruegenhemke, Gregg A. Bexten and Stephen E. Guthrie.

On December 7th, 2020 Hawthorn Bank was informed that certain mortgage loans and participation interests contributed to HB Realty from Hawthorn Bank would no longer be eligible as collateral at the Federal Home Loan Bank

(“FHLB”), where Hawthorn Bank maintains credit facilities. The FHLB has implemented a 5 year run-off period for the affected collateral pledged as of September 30, 2020 and Hawthorn Bank continues to investigate alternative solutions for maintaining the borrowing capacity relative to the affected collateral.

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

Employees

As of December 31, 2020, Hawthorn and its subsidiaries had approximately 290 full-time and 16 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.

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

The Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, and Springfield, Missouri and its secondary service area of the nearby communities in Cole, Boone, Henry, Cass, Benton, and Greene counties of Missouri. Hawthorn Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the twelve banks within Cole county, the tenth largest (in terms of deposits) of thirty-one banks within Boone county, the largest (in terms of deposits) of the eight banks within Henry county, the third largest (in terms of deposits) of the eighteen banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.

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

A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:

●	securities underwriting, dealing and market making;
●	sponsoring mutual funds and investment companies;
●	insurance underwriting and insurance agency activities;
●	merchant banking; and
●	activities that the FRB determines to be financial in nature or incidental to a financial activity or which is complementary to a financial activity and does not pose a safety and soundness risk.

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

Limitation on Acquisitions. The BHC Act requires a bank holding company to obtain prior approval of the FRB before:

●	taking any action that causes a bank to become a controlled subsidiary of the bank holding company;
●	acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition;
●	acquiring substantially all of the assets of a bank; or
●	merging or consolidating with another bank holding company.

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

The sum of the three tiers of capital less investments in unconsolidated subsidiaries represents the total capital. The risk-based capital ratios are calculated by dividing Common Equity Tier 1, Tier 1 and total capital by risk-weighted assets (including certain off-balance sheet activities). Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:

●	Common Equity Tier 1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets;
●	Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets;
●	Total risk-based capital ratio equal to at least 8% of its risk-weighted assets; and
●	Tier 1 capital to average consolidated assets (leverage ratio) of at least 4%.

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

On December 31, 2020, the Company was in compliance with the FRB's capital adequacy guidelines. The Company's capital ratios calculated under the Basel III Rules (minimum plus a 2.5% capital conservation buffer) on December 31, 2020 are as follows:

	Common Equity Tier 1 Risk-	Tier 1 Risk-Based Capital	Total Risk-Based
Tier 1 Leverage Ratio (4%)	Based Capital Ratio (7.0%)	Ratio (8.5%)	Capital Ratio (10.5%)
(min requirement)	(min requirement plus buffer)	(min requirement plus buffer)	(min requirement plus buffer)
10.19%	10.00%	13.37%	14.97%

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

A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:

●	a CBLR greater than 9%;
●	total consolidated assets of less than $10 billion;
●	total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
●	total trading assets and trading liabilities of 5% or less of total consolidated assets.

A QCBO may elect out of complying with the Basel III Capital Rules if, at the time of the election, the QCBO has a CBLR above 9%. The CBLR is generally calculated in accordance with the regulations for calculating the Tier 1 leverage ratio under the regulatory capital framework discussed above and below, with certain specified exceptions.  As of December 31, 2020, the Company and the Bank each qualified to elect the community bank leverage ratio framework because they had a CBLR of greater than 9% and satisfied the other requirements. The Company does not have immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

Implementing Section 4012 of The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), federal banking agencies issued final rules that, effective October 1, 2020, temporarily lower the community bank leverage ratio threshold and provide a gradual transition back to the prior level. Specifically, the community bank leverage ratio is 8% percent for 2020 and 8.5% for 2021 and is reset at 9% beginning January 1, 2022.

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

Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classified an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:

●	"well-capitalized" if it has a total Tier 1 leverage ratio of 5% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive requiring the bank to adhere to a higher capital ratio);
●	"adequately capitalized" if it has a total Tier 1 leverage ratio of 4% or greater, a Common Equity Tier 1 risk-based capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a total risk-based capital ratio of 8% or greater;
●	"undercapitalized" if it has a total Tier 1 leverage ratio that is less than 4%, a Common Equity Tier 1 risk-based capital ratio that is less than 4.5%, a Tier 1 risk-based capital ratio that is less than 6% or a total risk-based capital ratio that is less than 8%;
●	"significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a Common Equity Tier 1 risk-based capital ratio that is less than 3%, a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based ratio that is less than 6%; and
●	"critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.

Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. As of December 31, 2020, the Bank was classified as "well-capitalized," which is required for Hawthorn to remain a financial holding company.

The capital ratios and classifications of the Bank as of December 31, 2020 and the minimum requirements to be considered well-capitalized are as follows:

Tier 1 Leverage Ratio	Common Equity Tier 1 Risk-	Tier 1 Risk-Based Capital	Total Risk-Based
(5.0% minimum	Based Capital Ratio (6.5%)	Ratio (8.0%)	Capital Ratio (10.0%)
requirement)	(min requirement)	(min requirement)	(min requirement)
10.41%	13.62%	13.62%	14.87%

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

Fiscal Monetary Policies. Hawthorn's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Hawthorn is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:

●	conducting open market operations in United States government securities;
●	changing the discount rates of borrowings of depository institutions;
●	imposing or changing reserve requirements against depository institutions' deposits; and
●	imposing or changing reserve requirements against certain borrowings by bank and their affiliates.

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

Available Information

The address of the Company's principal executive offices is 132 East High Street, Jefferson City, Missouri 65101 and the telephone number at this location is (573)761-6100. The Company's common stock trades on the Nasdaq Global Select Market under the symbol "HWBK".

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

Public health threats or outbreaks of communicable diseases has adversely affected, and is expected to continue to adversely effect on the Company's operations and financial results. The Company and the Bank may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company's financial performance. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic has destabilized the financial markets in which the Bank operates, and likely will continue to cause significant disruption in the global economies and financial markets, including the Bank's local markets. The Company and the Bank are dependent upon the willingness and ability of the Bank's customers to conduct banking and other financial transactions. In reaction to and as preventative measure to attempt to slow the spread of the pandemic, government authorities have in many states and municipalities implemented mandatory closures, shelter-in-place orders, and social distancing protocols, including orders within many of the geographic areas that the Bank operates. Although the Bank is typically considered an essential business, access to its branches and office locations have been restricted at times for the safety of its employees and customers. Limiting customers' access to the Bank's physical business could prevent some customers from transacting with the Bank and lower demand for lending and other services offered by the Bank, adversely affecting the Bank's and the Company's cash flows, financial condition, results of operations, profitability and asset quality and could continue to do so for an indefinite period of time. This could have a material adverse effect on the Bank's and Company's results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

●	negatively impact customer demand of the Bank's lending and related services;
●	cause the Bank to experience an increase in costs as a result of the Bank implementing operational changes to accommodate its newly-remote workforce;

●	cause delayed payments from customers and uncollectible accounts, defaults, foreclosures, and declining collateral values, resulting in losses to the Bank and the Company;

●	result in losses on the Bank's investment portfolio, due to volatility in the markets and lower trading volume driven by economic uncertainty;

●	cause market interest rates to continue to decline, which could adversely affect the Bank's and the

Company's net interest income and profitability;

●	cause the Bank's credit losses to grow substantially; and
●	impact availability of qualified personnel.

The situation surrounding COVID-19 remains uncertain and the potential for a material adverse impact on the Bank and the Company increases the longer the virus impacts activity levels in the United States and globally. The ultimate extent of the negative impact on the Bank and the Company are highly uncertain and cannot be predicted. The Bank and the Company continue to adapt to the changing dynamics of the COVID-19 impacts to the economy, needs of employees and customers, and authoritative measures mandated by federal, state, and local governments. However, there is no assurance that the Bank and the Company can adequately mitigate the risks of such business disruptions and interruptions. Beyond the current COVID-19 pandemic, the potential impacts of epidemics, pandemics, or other outbreaks of an illness, disease, or virus could therefore materially and adversely affect the Bank's and the Company's business, revenue, operations, financial condition, liquidity and cash flows.

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

An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:

●	customers may not want or need the products and services of the Bank,
●	borrowers may be unable to repay their loans,
●	the value of the collateral security of the Bank's loans to borrowers may decline,
●	the number of loan delinquencies and foreclosures may increase, and
●	the overall quality of the Bank's loan portfolio may decline.

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

Changes in the level or structure of interest rates also affect:

●	the Bank's ability to originate loans,
●	the value of the Bank's loan and securities portfolios,
●	the Bank's ability to realize gains from the sale of loans and securities,
●	the average life of the Bank's deposits, and
●	the Bank's ability to obtain deposits.

Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the fair value of all interest-earning assets, other than interest-earning assets that mature in the short term. The Bank's interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities. Although Hawthorn believes that the Bank's current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of the Bank.

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

In June of 2016, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard, or CECL. Currently, the impairment model is based on incurred losses, and investments are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the new CECL model that will become effective for the Company in January 2023. Under the new CECL model promulgated under ASU 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", we will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The ASU will require new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.

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

Deterioration In The Housing Market Could Cause Further Increases In Delinquencies And Non-Performing Assets, Including Loan Charge-Offs, And Depress The Company's Income And Growth. The volume of one-to-four family residential mortgages and home equity lines of credit may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates. These factors could reduce earnings and consequently the Company's financial condition because:

●	borrowers may not be able to repay their loans;
●	the value of the collateral securing loans may decline further;
●	the quality of the Company's loan portfolio may decline further; and
●	customers may not want or need the Company's products and services.

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

We May Experience Difficulties In Managing Growth And In Effectively Integrating Newly Acquired Companies. As part of the Company's general strategy, it may continue to acquire banks and businesses that it believes provide a strategic fit with its business. To the extent that the Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

●	potential exposure to liabilities of the banks and businesses acquired;
●	difficulty and expense of integrating the operations and personnel of the banks and businesses acquired;
●	difficulty and expense of instituting the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprises on a profitable basis;

●	potential disruption to existing business and operations;
●	potential diversion of the time and attention of management; and
●	impairment of relationships with and the possible loss of key employees and customers of the banks and businesses acquired.

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

The EGRRCPA directs the federal banking agencies to develop a specified Community Bank Leverage Ratio (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules effective January 1, 2020 that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Capital Rules. Under this new rule, a qualifying community banking organization is eligible to elect the community bank leverage ratio framework if it has a community bank leverage ratio, or CBLR, greater than 9% at the time of election. The final rule is described in more detail above under the section entitled "Regulatory Capital Requirements." As of December 31, 2020, the Company and the Bank each qualified to elect the community bank leverage ratio framework because they had a CBLR of greater than 9%

and satisfied the other requirements. Hawthorn has not opted in to CBLO. The Company does not have immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future. Under the CARES Act and regulations issued by federal banking agencies thereunder, effective October 1, 2020, the community bank leverage ratio has been temporarily reduced to 8% percent for 2020 and 8.5% for 2021 and is reset at 9% beginning January 1, 2022.

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

The trading price of the shares of our common stock will depend on many factors that could change from time to time and could be beyond our control. Among the factors that could affect our stock price are those identified under the heading "Forward-Looking Statements" in Item 7 of this report and as follows:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition;
●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;
●	failure to meet analysts' revenue or earnings estimates;
●	speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
●	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
●	actions by our current stockholders, including sales of common stock by existing stockholders and/or directors and executive officers;
●	fluctuations in the stock price and operating results of our competitors;
●	future sales of our equity, equity-related or debt securities;
●	changes in the frequency or amount of dividends or share repurchases;

●	proposed or adopted regulatory changes or developments;
●	investigations, proceedings or litigation that involve or affect us;
●	trading activities in our common stock, including short-selling;
●	domestic and local economic factors unrelated to our performance; and
●	general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

				Net Book
				Value at
	Approximate	Owned or		12/31/2020
Location	Square Footage	Leased		(in thousands)
8127 East 171st Street, Belton, MO	13,000	Owned		$1,460
910 West Buchanan Street, California, MO	2,270	Owned		$318
102 North Second Street, Clinton, MO	11,524	Owned		$1,201
1400 East Ohio Street, Clinton, MO	13,551	Owned		$2,503
1712 East Ohio Street, Clinton, MO (inside a Walmart store)	540	Leased	(1)	$40
803 E. Walnut St, Columbia, MO	9,698	Leased	(2)	$1,087
1110 Club Village Drive, Columbia, MO	5,000	Owned		$1,246
115 South 2nd Street, Drexel, MO	4,000	Owned		$91
100 Plaza Drive, Harrisonville, MO	4,000	Owned		$390
17430 East 39th Street, Independence, MO	4,070	Owned		$509
220 West White Oak, Independence, MO	1,800	Owned		$37
132 East High Street, Jefferson City, MO	34,800	Owned		$2,397
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned		$344
211 West Dunklin Street, Jefferson City, MO	2,500	Owned		$1,425
800 Eastland Drive, Jefferson City, MO	4,100	Owned		$590
3600 Amazonas Drive, Jefferson City, MO	26,000	Owned		$2,153
300 S.W. Longview Blvd, Lee's Summit, MO	11,700	Owned		$1,751
5 Victory lane, Suite 203 & 204, Liberty, MO	1,667	Leased	(3)	$ N/A
335 Chestnut, Osceola, MO	1,580	Owned		$68
595 VFW Memorial Drive, St. Robert, MO	2,236	Owned		$59
321 West Battlefield, Springfield, MO	12,500	Owned		$1,065
200 West Main Street, Warsaw, MO	8,900	Owned		$77
1891 Commercial Drive, Warsaw, MO	11,000	Owned		$1,357
12250 Weber Hill Rd Suite 125, St. Louis, MO	2,253	Leased	(4)	$ N/A

(1)	The term of this lease began in February 2019 and ends in January 2024.
(2)	The term of this lease began in July 2018 and ends in July 2028.
(3)	The term of this lease began in May 2019 and ends in April 2021.
(4)	The term of this lease began in November 2020 and ends in December 2023.

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

Name	Age	Position
David T. Turner	64	Chairman, Chief Executive Officer, President and Director
Stephen E. Guthrie	64	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	55	Senior Vice President, Secretary and Director

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

Stephen E. Guthrie has served as Senior Vice President and Chief Financial Officer of the Company and of Hawthorn Bank since May 2020. Prior to joining the Company, he most recently served as Executive Vice President and Chief Financial Officer of Landmark Bank in Columbia, Missouri, the wholly-owned subsidiary of The Landrum Company. The Landrum Company was recently acquired by Simmons First National Corporation, holding company for Simmons Bank. Mr. Guthrie served as Senior Vice President, Internal Audit and Risk & Controls for Capmark Finance Inc. from September 2006 to May 2010. From 2003 to 2006, Mr. Guthrie served as Vice President, Internal Audit and Corporate Security for AT&T Corp. From 2000 to 2003, Mr. Guthrie served as Vice President, Auditing Services for Pharmacia Corporation. From 1979 to 2000 Mr. Guthrie served in various capacities with Monsanto Company, serving as Chief Financial Officer of Monsanto Canada, Inc. from 1999 to 2000. Mr. Guthrie is a licensed CPA.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2020 Annual Report to Shareholders.

We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.

The Company's Purchases of Equity Securities

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the fourth quarter of the year ended December 31, 2020:

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
				$2,402,688
October 1-31, 2020	—	$—	—	$2,402,688
November 1-30, 2020	—	$—	—	$2,402,688
December 1-31, 2020	—	$—	—	$2,402,688
Total	—	$—	—	$2,402,688

*

In the third quarter of 2020, the Company’s Board of Directors authorized the purchase of up to $2.5 million market value of the Company’s common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. During the three months ended December 31, 2020, no shares of the Company's common stock were purchased by or on behalf of the Company or affiliated purchasers and $2.4 million remained for share repurchase pursuant to that authorization.

Recent Issuance of Securities

None.

Item 6. Selected Financial Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Selected Consolidated Financial Data" in the Company's 2020 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report to Shareholders.

Forward-Looking Statements

This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of the Company and its subsidiaries, including, without limitation:

●	statements that are not historical in nature, and
●	statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions.

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	competitive pressures among financial services companies may increase significantly,
●	changes in the interest rate environment may reduce interest margins,
●	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of the Company's loans and other assets,
●	increases in non-performing assets in the Company's loan portfolios and adverse economic conditions may necessitate increases to the provisions for loan losses,
●	costs or difficulties related to the integration of the business of Hawthorn and its acquisition targets may be greater than expected,
●	legislative, regulatory, or tax law changes may adversely affect the business in which Hawthorn and its subsidiaries are engaged, and
●	changes may occur in the securities markets.

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

Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios. At December 31, 2020, the Company's rate shock scenario models indicated that annual net interest income could change by as much as 0.73% or (1.81)% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the Company's Funds Management, Investment Asset Liability Policy and Management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2020 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's 2020 Annual Report to Shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this annual report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting.

(b)	Management's Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Remediation of Material Weakness - The Company and its Board of Directors are committed to maintaining a strong internal control environment. Following the identification of the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2019, related to the design of internal controls over the completeness and accuracy of the information used to determine the qualitative component of the allowance for loan losses estimate, we initiated remediation measures to address the material weakness. Management believes that it has completed its updates to the design and implementation of internal controls to remediate the material weakness and enhance the Company’s internal control environment. As previously reported, the remediation plan was implemented during the first quarter of 2020 to update our design and implementation of controls to remediate the aforementioned deficiency and enhance the Company's internal control environment. Management believes that such enhanced controls have been designed to address the material weakness. We completed our remediation activities by testing the operating effectiveness of the enhanced controls and found them to be effective. Based on the implementation work and results of testing performed, we have concluded that the previously identified material weakness has been remediated as of December 31, 2020.

(c)	Changes in Internal Controls.

There has been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting other than for the remediation of the material weakness noted in paragraph (b) above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Hawthorn Bancshares, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Hawthorn Bancshares, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 12, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:

(i)	the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)	the information under the caption "Item 1: Election of Directors--Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iii)	the information under the caption "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iv)	the information under the caption "Executive Officers of the Registrant" in Part I of this report;
(v)	the information under the caption "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(vi)	the information under the caption "Corporate Governance and Board Matters--Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(vii)	the information under the caption "Corporate Governance and Board Matters--Committees of the Board--Audit Committee" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

Item 11. Executive Compensation.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(ii)	the information under the caption "Corporate Governance and Board Matters--Director Compensation" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no equity compensation plan for its employees pursuant to which options, rights, warrants or other equity awards may be granted. As of December 31, 2020 the Company had no outstanding options, rights or warrants granted under any equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:

(i)	the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)	the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(iii)	the information under the caption "Corporate Governance and Board Matters--Committees of the Board" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits, Financial Statements and Financial Statement Schedules:
1.	Financial Statements:

The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's Annual Report to Shareholders for the year ended December 31, 2020 under the caption "Consolidated Financial Statements", are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019, and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules:

Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

3.	Exhibits:

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company's current report on Form 8-K on January 27, 2021 and incorporated herein by reference).
4.1

Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.0 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

4.2

Specimen certificate representing shares of the Company's $1.00 par value Common Stock (filed as Exhibit 4.1 to the Company's current report on Form 8-K/A on June 23, 2017 and incorporated herein by reference).

Exhibit No.	Description

10.1

Form of Change of Control Agreement and schedule of parties thereto (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period March 31, 2005 and incorporated herein by reference). *

10.2	Hawthorn Bancshares, Inc. Excess Benefit Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K on November 13, 2018 and incorporated herein by reference). *
13

The Company's 2020 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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

13

The Company's 2020 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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

HAWTHORN BANCSHARES, INC.

Dated: March 12, 2021	By	/s/	David T. Turner
David T. Turner, Chairman of the Board,
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Turner and Stephen E. Guthrie, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 12, 2021	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

March 12, 2021	/s/ Stephen E. Guthrie
Stephen E. Guthrie, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 12, 2021	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 12, 2021	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 12, 2021	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 12, 2021	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 12, 2021	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 12, 2021	/s/ Jonathan D. Holtaway
Jonathan D. Holtaway, Director