Form 10-Q
period 2021-03-31
HAWTHORN BANCSHARES, INC.
filed 2021-05-10
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☒

Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 10, 2021, the registrant had 6,362,476 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except per share data)	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$18,496	$19,235
Federal funds sold and other interest-bearing deposits	128,207	161,128
Cash and cash equivalents	146,703	180,363
Certificates of deposit in other banks	8,897	9,376
Available-for-sale debt securities, at fair value	238,142	198,030
Other investments	6,188	6,353
Total investment securities	244,330	204,383
Loans held for investment	1,276,185	1,286,967
Allowance for loan losses	(18,361)	(18,113)
Net loans	1,257,824	1,268,854
Loans held for sale, at lower of cost or fair value	6,308	5,099
Premises and equipment - net	34,027	34,561
Mortgage servicing rights, at fair value	2,494	2,445
Other real estate owned - net	12,140	12,291
Accrued interest receivable	6,488	6,640
Cash surrender value - life insurance	2,465	2,451
Other assets	10,248	7,268
Total assets	$1,731,924	$1,733,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$431,035	$382,492
Savings, interest checking and money market	708,615	723,808
Time deposits $250,000 and over	74,406	91,263
Other time deposits	179,926	186,043
Total deposits	1,393,982	1,383,606
Federal funds purchased and securities sold under agreements to repurchase	42,018	45,154
Federal Home Loan Bank advances and other borrowings	97,614	106,674
Subordinated notes	49,486	49,486
Operating lease liabilities	2,058	2,137
Accrued interest payable	439	837
Other liabilities	15,619	15,248
Total liabilities	1,601,216	1,603,142
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,769,322	6,769	6,769
Surplus	59,307	59,307
Retained earnings	73,947	68,935
Accumulated other comprehensive income (loss), net of tax	(1,217)	1,528
Treasury stock; 406,846, and 289,214 shares, at cost, respectively	(8,098)	(5,950)
Total stockholders’ equity	130,708	130,589
Total liabilities and stockholders’ equity	$1,731,924	$1,733,731

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
INTEREST INCOME
Interest and fees on loans	$14,979	$14,422
Interest and fees on loans held for sale	25	5
Interest on investment securities:
Taxable	667	813
Nontaxable	246	142
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	102	326
Dividends on other investments	83	100
Total interest income	16,102	15,808
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	309	947
Time deposit accounts $250,000 and over	210	413
Time deposits	461	752
Total interest expense on deposits	980	2,112
Interest on federal funds purchased and securities sold under agreements to repurchase	26	37
Interest on Federal Home Loan Bank advances	396	632
Interest on subordinated notes	310	501
Total interest expense on borrowings	732	1,170
Total interest expense	1,712	3,282
Net interest income	14,390	12,526
Provision for loan losses	—	3,300
Net interest income after provision for loan losses	14,390	9,226
NON-INTEREST INCOME
Service charges and other fees	739	799
Bank card income and fees	860	693
Trust department income	294	379
Real estate servicing fees, net	73	(87)
Gain on sale of mortgage loans, net	2,469	419
Other	8	88
Total non-interest income	4,443	2,291
Investment securities gains (losses), net	14	(1)
NON-INTEREST EXPENSE
Salaries and employee benefits	7,146	6,121
Occupancy expense, net	771	766
Furniture and equipment expense	744	750
Processing, network, and bank card expense	1,007	976
Legal, examination, and professional fees	404	367
Advertising and promotion	243	249
Postage, printing, and supplies	204	241
Loan expense	174	123
Other	958	898
Total non-interest expense	11,651	10,491
Income before income taxes	7,196	1,025
Income tax expense	1,357	157
Net income	$5,839	$868
Basic earnings per share	$0.92	$0.13
Diluted earnings per share	$0.92	$0.13

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Net income	$5,839	$868
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized (losses) gains on investment securities available-for-sale, net of tax	(2,778)	2,180
Adjustment for (gains) losses on sale of investment securities, net of tax	(2)	—
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	35	53
Total other comprehensive income (loss)	(2,745)	2,233
Total comprehensive income	$3,094	$3,101

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

	For the Three Months Ended March 31, 2021 and 2020
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, December 31, 2020	$6,769	$59,307	$68,935	$1,528	$(5,950)	$130,589
Net income	—	—	5,839	—	—	5,839
Other comprehensive loss	—	—	—	(2,745)	—	(2,745)
Purchase of treasury stock	—	—	—	—	(2,148)	(2,148)
Cash dividends declared, common stock ($0.13 per share)	—	—	(827)	—	—	(827)
Balance, March 31, 2021	$6,769	$59,307	$73,947	$(1,217)	$(8,098)	$130,708

Balance, December 31, 2019	$6,520	$55,727	$61,590	$(3,755)	$(5,044)	$115,038
Net income	—	—	868	—	—	868
Other comprehensive income	—	—	—	2,233	—	2,233
Purchase of treasury stock	—	—	—	—	(719)	(719)
Cash dividends declared, common stock ($0.12 per share)	—	—	(750)	—	—	(750)
Balance, March 31, 2020	$6,520	$55,727	$61,708	$(1,522)	$(5,763)	$116,670

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$5,839	$868
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	3,300
Depreciation expense	578	562
Net amortization of investment securities, premiums, and discounts	418	312
Change in fair value of mortgage servicing rights	121	275
Investment securities (gains) losses, net	(14)	1
Losses (gains) on sales and dispositions of premises and equipment	4	(55)
Gain on sales and dispositions of other real estate	(15)	—
Provision for other real estate owned	88	12
Decrease in accrued interest receivable	152	218
Increase in cash surrender value - life insurance	(14)	(13)
Increase in other assets	(1,756)	(312)
Operating lease liabilities	(79)	(62)
Decrease in accrued interest payable	(398)	(356)
Increase (decrease) in other liabilities	12	(1,367)
Origination of mortgage loans held for sale	(65,012)	(16,609)
Proceeds from the sale of mortgage loans held for sale	66,272	13,170
Gain on sale of mortgage loans, net	(2,469)	(419)
Other, net	(170)	(67)
Net cash provided by (used in) operating activities	3,557	(542)
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(245)	(735)
Proceeds from maturities of certificates of deposit in other banks	736	491
Net decrease (increase) in loans	11,000	(11,809)
Purchase of available-for-sale debt securities	(62,297)	(43,984)
Proceeds from maturities of available-for-sale debt securities	10,491	13,860
Proceeds from calls of available-for-sale debt securities	7,745	8,935
Proceeds from sales of available-for-sale debt securities	—	681
Purchases of FHLB stock	(327)	(1,491)
Proceeds from sales of FHLB stock	505	2
Purchases of premises and equipment	(135)	(369)
Proceeds from sales of premises and equipment	12	123
Proceeds from sales of other real estate and repossessed assets	108	—
Net cash used in investing activities	(32,407)	(34,296)
Cash flows from financing activities:
Net increase in demand deposits	48,543	11,412
Net decrease in interest-bearing transaction accounts	(15,193)	(18,037)
Net decrease in time deposits	(22,974)	(325)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(3,136)	3,492
Repayment of FHLB advances and other borrowings	(9,060)	(58)
FHLB advances	—	37,000
Purchase of treasury stock	(2,148)	(719)
Cash dividends paid - common stock	(842)	(753)
Net cash (used in) provided by financing activities	(4,810)	32,012
Net decrease in cash and cash equivalents	(33,660)	(2,826)
Cash and cash equivalents, beginning of period	180,363	78,121
Cash and cash equivalents, end of period	$146,703	$75,295
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,109	$3,639
Income taxes	$—	$—
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$30	$—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the United States. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act, along with subsequent relief programs, provided substantial funding to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 2 Loans and Leases and the Allowance for Credit Losses for more information.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021. The Company is a participant in the PPP. See Note 2 Loans and Leases and the Allowance for Credit Losses for more information.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020).  Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 2 Loans and Leases and the Allowance for Credit Losses for more information.
●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.
●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. These modifications generally involve principal and/or interest payment deferrals for up to six months. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs. As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of the pandemic. Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to the COVID-19 pandemic. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA.  Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements. Accordingly, the Company does not account for such loan modifications as TDRs.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)   Loans and Allowance for Loan Losses

Loans

Major classifications within the Company’s held for investment loan portfolio at March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Commercial, financial, and agricultural (a)	$251,943	$272,918
Real estate construction − residential	33,962	29,692
Real estate construction − commercial	78,576	78,144
Real estate mortgage − residential	258,259	262,339
Real estate mortgage − commercial	628,178	617,133
Installment and other consumer	25,267	26,741
Total loans held for investment	$1,276,185	$1,286,967
(a)	Includes $56.3 million and $63.3 million SBA PPP loans, net as of March 31, 2021 and December 31, 2020, respectively.

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2021, loans of $552.5 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended March 31, 2021
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Additions:
Provision for loan losses	(567)	83	57	(253)	573	13	94	—
Deductions:
Loans charged off	27	—	—	—	23	57	—	107
Less recoveries on loans	(149)	(13)	—	(168)	—	(25)	—	(355)
Net loan charge-offs (recoveries)	(122)	(13)	—	(168)	23	32	—	(248)
Balance at end of period	$4,676	$309	$532	$2,594	$9,904	$245	$101	$18,361

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Additions:
Provision for loan losses	721	53	253	255	2,087	8	(77)	3,300
Deductions:
Loans charged off	41	—	—	19	22	52	—	134
Less recoveries on loans	(25)	—	—	(9)	(2)	(14)	—	(50)
Net loan charge-offs	16	—	—	10	20	38	—	84
Balance at end of period	$3,623	$117	$622	$2,363	$8,614	$351	$3	$15,693

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

These historical loss rates for each risk group are used as the starting point to determine loss rates for measurement purposes. The historical loan loss rates are multiplied by loss emergence periods (LEP) which represent the estimated time period between a borrower first experiencing financial difficulty and the recognition of a loss. Management's look-back period began with loss history in the first quarter 2012 as the starting point through the current quarter and it will continue to include this starting point going forward. The look-back period will continue to be evaluated and will be adjusted once a sustained loss producing downturn is recognized and found to be representative of historical losses expected for the current portfolio.

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

When the COVID-19 pandemic surfaced in the first quarter of 2020, management reassessed the calculation of the allowance for loan loss by increasing the economic qualitative factor in order to capture the impact on the credit risk present in the loan portfolio given the economic environment that existed at that time. As of the fourth quarter of 2020, management reassessed the qualitative factor and economic indicators. Enough time had passed so that data after the outbreak would be available and a better interpretation of the impact of the virus on the economy. Management determined that the local market and economy had been able to transition to a functional level while adapting to the new requirements aimed at stopping the spread of the virus and returned to calculating the qualitative adjustment according to the Company's methodology detailed above.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Additionally, the funding of $88.4 million and $40.2 million in SBA PPP loans during 2020 and 2021, respectively, required management to assess the methodology that would be adopted in regard to the allowance for loan losses applicable to these loans. As the SBA PPP loans are expected to be mostly paid off in the next six to twelve months and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan losses was deemed necessary for these loans. At March 31, 2021 the net balance of the PPP loans totaled $56.3 million.

All SBA PPP loans have a 1% interest rate and the Company earns a fee that is based upon a tiered schedule corresponding with the amount of the loan to the borrower, which is deferred and recognized over the life of the loan. Based upon the borrower meeting certain criteria as defined by the CARES Act, the loan may be forgiven by the SBA. The Company reports these loans at their principal amount outstanding, net of unearned income, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
March 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$2,134	$26	$28	$256	$2,691	$9	$—	$5,144
Collectively evaluated for impairment	2,542	283	504	2,338	7,213	236	101	13,217
Total	$4,676	$309	$532	$2,594	$9,904	$245	$101	$18,361
Loans outstanding:
Individually evaluated for impairment	$7,408	$189	$198	$3,134	$25,647	$71	$—	$36,647
Collectively evaluated for impairment	244,535	33,773	78,378	255,125	602,531	25,196	—	1,239,538
Total	$251,943	$33,962	$78,576	$258,259	$628,178	$25,267	$—	$1,276,185

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$2,187	$27	$28	$263	$2,594	$14	$—	$5,113
Collectively evaluated for impairment	2,934	186	447	2,416	6,760	250	7	13,000
Total	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Loans outstanding:
Individually evaluated for impairment	$7,552	$192	$200	$3,626	$25,657	$108	$—	$37,335
Collectively evaluated for impairment	265,366	29,500	77,944	258,713	591,476	26,633	—	1,249,632
Total	$272,918	$29,692	$78,144	$262,339	$617,133	$26,741	$—	$1,286,967

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Impaired Loans

Loans evaluated under ASC 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $36.6 million and $37.3 million at March 31, 2021 and December 31, 2020, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2021, $31.8 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $32.2 million at December 31, 2020. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2021, $5.1 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $36.6 million compared to $5.1 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $37.3 million at December 31, 2020. Management determined that $12.6 million, or 34%, of total impaired loans required no reserve allocation at March 31, 2021 compared to $11.9 million, or 32%, at December 31, 2020, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The categories of impaired loans at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Non-accrual loans	$34,233	$34,559
Performing TDRs	2,414	2,776
Total impaired loans	$36,647	$37,335

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables provide additional information about impaired loans at March 31, 2021 and December 31, 2020, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
March 31, 2021
With no related allowance recorded:
Commercial, financial and agricultural	$1,837	$1,882	$—
Real estate mortgage − residential	1,275	1,377	—
Real estate mortgage − commercial	9,457	9,467	—
Total	$12,569	$12,726	$—
With an allowance recorded:
Commercial, financial and agricultural	$5,571	$5,645	$2,134
Real estate construction − residential	189	189	26
Real estate construction − commercial	198	251	28
Real estate mortgage − residential	1,859	2,304	256
Real estate mortgage − commercial	16,190	16,257	2,691
Installment and other consumer	71	75	9
Total	$24,078	$24,721	$5,144
Total impaired loans	$36,647	$37,447	$5,144

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2020
With no related allowance recorded:
Commercial, financial and agricultural	$1,703	$1,731	$—
Real estate mortgage − residential	1,300	1,395	—
Real estate mortgage − commercial	8,943	8,943	—
Total	$11,946	$12,069	$—
With an allowance recorded:
Commercial, financial and agricultural	$5,849	$6,180	$2,187
Real estate construction − residential	192	192	27
Real estate construction − commercial	200	251	28
Real estate mortgage − residential	2,326	2,786	263
Real estate mortgage − commercial	16,714	16,787	2,594
Installment and other consumer	108	112	14
Total	$25,389	$26,308	$5,113
Total impaired loans	$37,335	$38,377	$5,113

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended March 31,
	2021		2020
		Interest		Interest
	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,742	$8	$1,014	$—
Real estate construction − commercial	—	—	227	—
Real estate mortgage − residential	1,424	9	1,581	—
Real estate mortgage − commercial	9,457	—	1,163	6
Installment and other consumer	—	—	12	—
Total	$12,623	$17	$3,997	$6
With an allowance recorded:
Commercial, financial and agricultural	$5,696	$7	$1,195	$8
Real estate construction − residential	190	—	—	—
Real estate construction − commercial	199	—	—	—
Real estate mortgage − residential	1,958	6	2,550	20
Real estate mortgage − commercial	16,195	7	370	2
Installment and other consumer	85	3	117	6
Total	$24,323	$23	$4,232	$36
Total impaired loans	$36,946	$40	$8,229	$42

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to troubled debt restructurings, was $40,000 for the three months ended March 31, 2021 compared to $42,000 for the three months ended March 31, 2020. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2021 and December 31, 2020.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
March 31, 2021
Commercial, Financial, and Agricultural	$245,019	$333	$—	$6,591	$251,943
Real estate construction − residential	33,773	—	—	189	33,962
Real estate construction − commercial	78,378	—	—	198	78,576
Real estate mortgage − residential	255,172	1,170	—	1,917	258,259
Real estate mortgage − commercial	602,502	367	—	25,309	628,178
Installment and Other Consumer	25,181	57	—	29	25,267
Total	$1,240,025	$1,927	$—	$34,233	$1,276,185
December 31, 2020
Commercial, Financial, and Agricultural	$265,821	$380	$—	$6,717	$272,918
Real estate construction − residential	29,500	—	—	192	29,692
Real estate construction − commercial	77,944	—	—	200	78,144
Real estate mortgage − residential	259,688	546	—	2,105	262,339
Real estate mortgage − commercial	591,815	4	—	25,314	617,133
Installment and Other Consumer	26,576	117	17	31	26,741
Total	$1,251,344	$1,047	$17	$34,559	$1,286,967

The Company's past due and non-accrual loans at March 31, 2021 and December 31, 2020 do not include $43.5 million and $57.1 million of loans accepting forbearance under the CARES Act, respectively. Their delinquency status will not change through the forbearance period as they are fulfilling the agreement they have made with the Company. Of the total remaining $72.8 million loan modifications under the CARES Act, $29.3 million, are on nonaccrual status at March 31, 2021.

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

The following table presents the risk categories by class at March 31, 2021 and December 31, 2020.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At March 31, 2021
Watch	$8,675	$540	$7,013	$15,694	$71,375	$—	$103,297
Substandard	581	—	2,670	954	1,645	—	5,850
Performing TDRs	817	—	—	1,217	338	42	2,414
Non-accrual loans	6,591	189	198	1,917	25,309	29	34,233
Total	$16,664	$729	$9,881	$19,782	$98,667	$71	$145,794
At December 31, 2020
Watch	$9,649	$545	$10,806	$15,835	$66,936	$—	$103,771
Substandard	598	—	—	1,002	1,662	—	3,262
Performing TDRs	835	—	—	1,521	343	77	2,776
Non-accrual loans	6,717	192	200	2,105	25,314	31	34,559
Total	$17,799	$737	$11,006	$20,463	$94,255	$108	$144,368

Troubled Debt Restructurings

At March 31, 2021, loans classified as TDRs totaled $3.3 million, of which $0.9 million were classified as non-performing TDRs and $2.4 million were classified as performing TDRs. At December 31, 2020, loans classified as TDRs totaled $3.7 million, of which $0.9 million were classified as non-performing TDRs and $2.8 million were classified as performing TDRs. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $172,000 and $214,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2021 and December 31, 2020, respectively.

As provided for by the CARES Act, the Company offered payment modifications to borrowers. At March 31, 2021, $72.8 million, or 5.7% of total loans, remained in some form of a modification. These loan modifications include $28.1 million, or 38.5%, on interest only, $39.6 million, or 54.5%, on full deferral and $5.1 million, or 7.0%, with extended amortization. (See table below titled – Loan Modifications under the CARES Act by NAICS Code.)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Total Remaining Loan Modifications under the CARES Act by NAICS Code as of March 31, 2021
		% of		% of		% of
		Total Remaining	Full	Total Remaining		Total Remaining
	Interest	Loan	Deferral	Loan	Extended	Loan
Industry Category	Only	Modifications	(1)	Modifications	Amortizations	Modifications	Totals
(in thousands)
Real Estate and Rental and Leasing	$4,521	6.2%	$5,790	8.0%	$499	0.7%	$10,810
Accommodations and Food Services	10,590	14.5	29,007	39.8	4,592	6.3	44,189
Construction	144	0.2	—	—	—	—	144
Lands and lots	1,553	2.1	—	—	—	—	1,553
Cinemas	1,086	1.5	4,691	6.4	—	—	5,777
Arts, Entertainment, Recreation	10,164	14.0	—	—	—	—	10,164
Non-NAICS (Consumer)	—	0.0	161	0.3	—	—	161
Total modifications	$28,058	38.5%	$39,649	54.5%	$5,091	7.0%	$72,798

Remaining loan modifications under the CARES Act as a percent of the total loan portfolio 5.7%

(1)	Of the $39.6 million loan modifications on full deferral, $29.3 million, or 40.3% of the total remaining loan modifications, were determined to be on nonaccrual status as of March 31, 2021.

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended March 31,
	2021			2020
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Installment and other consumer	—	$—	$—	1	$6	$5
Total	—	$—	$—	1	$6	$5
(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans meeting the TDR criteria that were modified during the three months ended March 31, 2021 and one loan during the three months ended March 31, 2020. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or in the process of foreclosure. There were no loans modified as a TDR that defaulted during any of the three months ended March 31, 2021 and 2020, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and other various secondary market investors. At March 31, 2021, the carrying amount of these loans was $6.3 million compared to $5.1 million and $4.3 million at December 31, 2020 and March 31, 2020, respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)   Other Real Estate Acquired in Settlement of Loans

	March 31,	December 31,
(in thousands)	2021	2020
Commercial	$920	$920
Real estate construction - residential	—	—
Real estate construction - commercial	10,987	10,986
Real estate mortgage - residential	137	201
Real estate mortgage - commercial	2,798	2,798
Total	$14,842	$14,905
Less valuation allowance for other real estate owned	(2,702)	(2,614)
Total other real estate owned	$12,140	$12,291

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$14,905	$15,737
Additions	30	—
Proceeds from sales	(108)	—
Charge-offs against the valuation allowance for other real estate owned, net	—	—
Net gain on sales	15	—
Total other real estate owned	$14,842	$15,737
Less valuation allowance for other real estate owned	(2,702)	(2,968)
Balance at end of period	$12,140	$12,769

At March 31, 2021, $285,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $287,000 of consumer mortgage loans at December 31, 2020.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance, beginning of period	$2,614	$2,956
Provision for other real estate owned	88	12
Charge-offs	—	—
Balance, end of period	$2,702	$2,968

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2021 and December 31, 2020 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2021
U.S. Treasury	$3,018	$23	$—	$3,041
U.S. government and federal agency obligations	20,161	76	(408)	19,829
U.S. government-sponsored enterprises	22,497	238	(184)	22,551
Obligations of states and political subdivisions	70,324	961	(467)	70,818
Mortgage-backed securities	108,106	1,586	(1,048)	108,644
Other debt securities (a)	11,825	209	(11)	12,023
Bank issued trust preferred securities (a)	1,486	—	(250)	1,236
Total available-for-sale securities	$237,417	$3,093	$(2,368)	$238,142

December 31, 2020
U.S. Treasury	$2,772	$26	$—	$2,798
U.S. government and federal agency obligations	11,732	197	—	11,929
U.S. government-sponsored enterprises	22,495	379	—	22,874
Obligations of states and political subdivisions	56,943	1,801	—	58,744
Mortgage-backed securities	88,357	1,809	(54)	90,112
Other debt securities (a)	10,000	358	(14)	10,344
Bank issued trust preferred securities (a)	1,486	—	(257)	1,229
Total available-for-sale securities	$193,785	$4,570	$(325)	$198,030

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

Debt securities with carrying values aggregating approximately $197.6 million and $153.9 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2021, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,975	$5,011
Due after one year through five years	18,245	18,456
Due after five years through ten years	35,184	35,589
Due after ten years	70,907	70,442
Total	129,311	129,498
Mortgage-backed securities	108,106	108,644
Total available-for-sale securities	$237,417	$238,142

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

	March 31,	December 31,
(in thousands)	2021	2020
Other securities:
FHLB stock	$5,992	$6,170
MIB stock	151	151
Equity securities with readily determinable fair values	45	32
Total other investment securities	$6,188	$6,353

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 were as follows:

	Less than 12 months		12 months or more		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2021
U.S. Treasury	$1,022	$—	$250	$—	$1,272	$—
U.S. government and federal agency obligations	14,447	(408)	—	—	14,447	(408)
U.S. government-sponsored enterprises	5,816	(184)	—	—	5,816	(184)
Obligations of states and political subdivisions	22,580	(467)	—	—	22,580	(467)
Mortgage-backed securities	46,969	(1,048)	—	—	46,969	(1,048)
Other debt securities	2,989	(11)	—	—	2,989	(11)
Bank issued trust preferred securities	—	—	1,236	(250)	1,236	(250)
Total	$93,823	$(2,118)	$1,486	$(250)	$95,309	$(2,368)

(in thousands)
At December 31, 2020
U.S. Treasury	$1,015	$—	$—	$—	$1,015	$—
Mortgage-backed securities	7,494	(54)	—	—	7,494	(54)
Other debt securities	2,987	(14)	—	—	2,987	(14)
Bank issued trust preferred securities	—	—	1,229	(257)	1,229	(257)
Total	$11,496	$(68)	$1,229	$(257)	$12,725	$(325)

The total available for sale portfolio consisted of approximately 342 securities at March 31, 2021. The portfolio included 87 securities having an aggregate fair value of $95.3 million that were in a loss position at March 31, 2021. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $1.5 million at fair value at March 31, 2021. The $2.4 million aggregate unrealized loss included in accumulated other comprehensive loss at March 31, 2021 was caused by interest rate fluctuations.

The total available for sale portfolio consisted of approximately 308 securities at December 31, 2020. The portfolio included 10 securities having an aggregate fair value of $12.7 million that were in a loss position at December 31, 2020. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $1.2 million at fair value at December 31, 2020. The $325,000 aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2020 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at March 31, 2021 and December 31, 2020, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2021	2020
Investment securities gains (losses), net
Available for sale securities:
Gross realized gains	$2	$—
Gross realized losses	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	12	(1)
Investment securities gains (losses), net	$14	$(1)

(5)   Intangible Assets

Mortgage Servicing Rights

At March 31, 2021, the Company was servicing approximately $288.9 million of loans sold to the secondary market compared to $292.7 million at December 31, 2020, and $270.6 million at March 31, 2020. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $193,000 for the three months ended March 31, 2021, compared to $188,000 for the three months ended March 31, 2020.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$2,445	$2,482
Originated mortgage servicing rights	170	67
Changes in fair value:
Due to changes in model inputs and assumptions (1)	22	(198)
Other changes in fair value (2)	(143)	(77)
Total changes in fair value	(121)	(275)
Balance at end of period	$2,494	$2,274
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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Weighted average constant prepayment rate	15.04%	15.18%
Weighted average note rate	3.47%	3.91%
Weighted average discount rate	7.75%	8.25%
Weighted average expected life (in years)	5.0	4.4

(6)   Federal funds purchased and securities sold under agreements to repurchase

	March 31,	December 31,
(in thousands)	2021	2020
Federal funds purchased	$—	$—
Repurchase agreements	42,018	45,154
Total	$42,018	$45,154

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At March 31, 2021
U.S. government-sponsored enterprises	$8,757	$—	$—	$8,757
Mortgage-backed securities	33,261	—	—	33,261
Total	$42,018	$—	$—	$42,018

At December 31, 2020
U.S. government and federal agency obligations	$2,728	$—	$—	$2,728
U.S. government-sponsored enterprises	15,533	—	—	15,533
Mortgage-backed securities	26,893	—	—	26,893
Total	$45,154	$—	$—	$45,154

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of March 31, 2021, operating right of use (ROU) assets and liabilities were $2.0 million and $2.1 million,

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

respectively. As of March 31, 2021, the weighted-average remaining lease term on these operating leases is approximately 7.3 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

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

Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $100,000 for the three months ended March 31, 2021 compared to $86,000 for the three months ended March 31, 2020.

At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $13,000 for the three months ended March 31, 2021 compared to $35,000 for the three months ended March 31, 2020.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2021 (excluding 3 months ending March 31, 2021)	$276
2022	367
2023	366
2024	258
2025	257
Thereafter	830
Total lease payments	2,354
Less imputed interest	(296)
Total lease liabilities, as reported	$2,058

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.9% for the three months ended March 31, 2021 compared to 15.3% for the three months ended March 31, 2020, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to the increase in earnings. The effective tax rate for each of the three

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

months ended March 31, 2021 and 2020, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of March 31, 2021. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three months ended March 31, 2021 and 2020, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	Income
(in thousands)	on Securities (1)	Costs (2)	(Loss)
Balance at beginning of period	$3,353	$(1,825)	$1,528
Other comprehensive income, before reclassifications	(3,518)	45	(3,473)
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	(2)
Current period other comprehensive income (loss), before tax	(3,520)	45	(3,475)
Income tax benefit (expense)	740	(10)	730
Current period other comprehensive income (loss), net of tax	(2,780)	35	(2,745)
Balance at end of period	$573	$(1,790)	$(1,217)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2020

			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	Income
(in thousands)	on Securities (1)	Costs (2)	(Loss)
Balance at beginning of period	$(23)	$(3,732)	$(3,755)
Other comprehensive income, before reclassifications	2,760	67	2,827
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income, before tax	2,760	67	2,827
Income tax expense	(580)	(14)	(594)
Current period other comprehensive income, net of tax	2,180	53	2,233
Balance at end of period	$2,157	$(3,679)	$(1,522)
(1)	The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2021	2020
Payroll taxes	$435	$389
Medical plans	450	427
401(k) match and profit sharing	499	306
Periodic pension cost	416	464
Other	4	23
Total employee benefits	$1,804	$1,609

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

As of March 31, 2021, the accrued liability was $1.1 million and the expense for the three months ended March 31, 2021 and 2020 was $97,000 and $80,000, respectively, and is recognized over the required service period.

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time eligible employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution of $1.0 million on March 22, 2021.

Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan.

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Pension Benefits
(in thousands)	2021	2020
Service cost - benefits earned during the year	$1,663	$1,857
Interest costs on projected benefit obligations (a)	1,023	1,159
Expected return on plan assets (a)	(1,825)	(1,572)
Expected administrative expenses (a)	104	110
Amortization of prior service cost (a)	—	50
Amortization of unrecognized net loss (a)	181	218
Net periodic pension cost	$1,146	$1,822

(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Basic earnings per share:
Net income available to shareholders	$5,839	$868
Average shares outstanding	6,362,869	6,510,189
Basic earnings per share	$0.92	$0.13
Diluted earnings per share:
Net income available to shareholders	$5,839	$868
Average shares outstanding	6,362,869	6,510,189
Effect of dilutive stock options	—	—
Average shares outstanding including dilutive stock options	6,362,869	6,510,189
Diluted earnings per share	$0.92	0.13

Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock, when combined with the effect of any unamortized compensation expense, exceeds the option price during the period, except when the Company has a loss from continuing operations available to shareholders. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. There were no shares for the three months ended March 31, 2021 that were omitted from the computation of diluted earnings per share as a result of being considered anti-dilutive.

Repurchase Program

In 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. During the three months ended March 31, 2021 the Company repurchased 117,632 shares at an average cost of $18.26 per share totaling $2.1 million. As of March 31, 2021, $1.9 million remained available for the repurchase of shares pursuant to the share repurchase authorization.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Assets:
U.S. Treasury	$3,041	$3,041	—	$—
U.S. government and federal agency obligations	19,829	—	19,829	—
U.S. government-sponsored enterprises	22,551	—	22,551	—
Obligations of states and political subdivisions	70,818	—	70,818	—
Mortgage-backed securities	108,644	—	108,644	—
Other debt securities	12,023	—	12,023	—
Bank-issued trust preferred securities	1,236	—	1,236	—
Equity securities	45	45	—	—
Mortgage servicing rights	2,494	—	—	2,494
Total	$240,681	$3,086	$235,101	$2,494

December 31, 2020
Assets:
U.S. Treasury	$2,798	$2,798	—	$—
U.S. government and federal agency obligations	11,929	—	11,929	—
U.S. government-sponsored enterprises	22,874	—	22,874	—
Obligations of states and political subdivisions	58,744	—	58,744	—
Mortgage-backed securities	90,112	—	90,112	—
Other debt securities	10,344	—	10,344	—
Bank-issued trust preferred securities	1,229	—	1,229	—
Equity securities	32	32	—	—
Mortgage servicing rights	2,445	—	—	2,445
Total	$200,507	$2,830	$195,232	$2,445

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using
	(Level 3)
	Mortgage Servicing Rights
	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$2,445	$2,482
Total (losses) or gains (realized/unrealized):
Included in earnings	(121)	(275)
Included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Issues	170	67
Settlements	—	—
Balance at end of period	$2,494	$2,274

Valuation methods for Assets and Liabilities measured at fair value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a nonrecurring basis:

Collateral dependent impaired loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2021, the Company identified $31.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $4.7 million. Related to these loans, there were $23,000 in charge-offs recorded during the three months ended March 31, 2021. As of March 31, 2020 the Company identified $5.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $0.2 million. Related to these loans, there were $55,000 in charge-offs recorded during the three months ended March 31, 2020.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*
March 31, 2021
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$4,188	$—	$—	$4,188	$—
Real estate mortgage - residential	403	—	—	403	—
Real estate mortgage - commercial	22,484	—	—	22,484	(23)
Total	$27,075	$—	$—	$27,075	$(23)
Other real estate and repossessed assets	$12,140	$—	$—	$12,140	$(73)

March 31, 2020
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$2,422	$—	$—	$2,422	$—
Real estate construction - commercial	408	—	—	408	—
Real estate mortgage - residential	1,921	—	—	1,921	(19)
Real estate mortgage - commercial	827	—	—	827	(22)
Installment and other consumer	12	—	—	12	(14)
Total	$5,590	$—	$—	$5,590	$(55)
Other real estate and repossessed assets	$12,769	$—	$—	$12,769	$(12)
*	Total losses reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 is as follows:

			March 31, 2021
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	March 31, 2021		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$18,496	$18,496	$18,496	$—	$—
Federal funds sold and overnight interest-bearing deposits	128,207	128,207	128,207	—	—
Certificates of deposit in other banks	8,897	8,897	8,897	—	—
Available for sale securities	238,142	238,142	3,041	235,101	—
Other investment securities	6,188	6,188	45	6,143	—
Loans, net	1,257,824	1,283,560	—	—	1,283,560
Loans held for sale	6,308	6,308	—	—	6,308
Cash surrender value - life insurance	2,465	2,465	—	2,465	—
Accrued interest receivable	6,488	6,488	6,488	—	—
Total	$1,673,015	$1,698,751	$165,174	$243,709	$1,289,868
Liabilities:
Deposits:
Non-interest bearing demand	$431,035	$431,035	$431,035	$—	$—
Savings, interest checking and money market	708,615	708,615	708,615	—	—
Time deposits	254,332	256,047	—	—	256,047
Federal funds purchased and securities sold under agreements to repurchase	42,018	42,018	42,018	—	—
Federal Home Loan Bank advances and other borrowings	97,614	99,750	—	99,750	—
Subordinated notes	49,486	41,176	—	41,176	—
Operating lease liabilities	2,058	2,058	—	2,058	—
Accrued interest payable	439	439	439	—	—
Total	$1,585,597	$1,581,138	$1,182,107	$142,984	$256,047

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2020
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2020		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$19,235	$19,235	$19,235	$—	$—
Federal funds sold and overnight interest-bearing deposits	161,128	161,128	161,128	—	—
Certificates of deposit in other banks	9,376	9,376	9,376	—	—
Available-for-sale securities	198,030	198,030	2,798	195,232	—
Other investment securities	6,353	6,353	32	6,321	—
Loans, net	1,268,854	1,288,677	—	—	1,288,677
Loans held for sale	5,099	5,279	—	—	5,279
Cash surrender value - life insurance	2,451	2,451	—	2,451	—
Accrued interest receivable	6,640	6,640	6,640	—	—
	$1,677,166	$1,697,169	$199,209	$204,004	$1,293,956
Liabilities:
Deposits:
Non-interest bearing demand	$382,492	$382,492	$382,492	$—	$—
Savings, interest checking and money market	723,808	723,808	723,808	—	—
Time deposits	277,306	279,569	—	—	279,569
Federal funds purchased and securities sold under agreements to repurchase	45,154	45,154	45,154	—	—
Federal Home Loan Bank advances and other borrowings	106,674	110,121	—	110,121	—
Subordinated notes	49,486	40,929	—	40,929	—
Operating lease liabilities	2,137	2,137	—	2,137	—
Accrued interest payable	837	837	837	—	—
	$1,587,894	$1,585,047	$1,152,291	$153,187	$279,569

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2021, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	March 31,	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$350,465	$264,528
Commitments to originate residential first and second mortgage loans	50,340	51,270
Standby letters of credit	20,810	125,800
Total	421,615	441,598

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2021.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company, Hawthorn Bancshares, Inc., and its subsidiaries, including, without limitation:

●	statements that are not historical in nature, and
●	statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions.

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

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, the Company, with $1.7 billion in assets at March 31, 2021, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.

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

Significant Developments and Transactions

Each item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2021 and 2020, and our financial condition as of March 31, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. As the restrictive measures have been eased during 2020 and into 2021, the U.S. economy has begun to recover and with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. As of June 16, 2020, the governor of Missouri rescinded all COVID-19 related statewide public health orders. He announced it would be the responsibility of local officials to put further measures and regulations in place.

Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity While positive headwinds exist, we recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into the second quarter of 2021, especially if new COVID-19 variant infections increase and new economic restrictions are mandated. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries hotel/lodging, restaurants, entertainment, retail and commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, gaming, long-term healthcare and retail industries will continue to endure significant economic distress, which has caused, and will continue to cause, them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans.

The Company continues to lend to qualified consumer and commercial customers. We continue to participate in the SBA’s Small Business Paycheck Protection Program.  As of March 31, 2021 the net balance of the PPP loans totaled $56.3 million.

As provided for by the CARES Act, the Company offered payment modifications to borrowers. At March 31, 2021, $72.8 million, or 5.7% of total loans, remained in some form of a modification. These loan modifications include $28.1 million, or 38.5%, on interest only, $39.6 million, or 54.5%, on full deferral and $5.1 million, or 7.0%, with extended amortization.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three months ended March 31, 2021 and 2020, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended
	March 31,
(In thousands, except per share data)	2021	2020
Per Share Data
Basic earnings per share	$0.92	$0.13
Diluted earnings per share	0.92	0.13
Cash dividends paid on common stock	842	753
Book value per share	20.54	17.92
Market price per share	21.29	17.64
Selected Ratios
(Based on average balance sheets)
Return on total assets	1.38%	0.23%
Return on stockholders' equity	18.03%	2.97%
Stockholders' equity to total assets	7.64%	7.80%
Efficiency ratio (1)	61.86%	70.80%
Net interest spread	3.44%	3.28%
Net interest margin	3.62%	3.55%

(Based on end-of-period data)
Stockholders' equity to assets	7.55%	7.64%
Total risk-based capital ratio	14.80%	14.80%
Tier 1 risk-based capital ratio	13.21%	12.81%
Common equity Tier 1 capital	9.93%	9.64%
Tier 1 leverage ratio (2)	10.22%	10.43%
(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

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

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change	% Change
Net interest income	$14,390	$12,526	$1,864	14.9%
Provision for loan losses	—	3,300	(3,300)	(100.0)
Non-interest income	4,443	2,291	2,152	93.9
Investment securities gains (losses), net	14	(1)	15	100.0
Non-interest expense	11,651	10,491	1,160	11.1
Income before income taxes	7,196	1,025	6,171	602.0
Income tax expense	1,357	157	1,200	764.3
Net income	$5,839	$868	$4,971	572.7%

NM = not meaningful

Consolidated net income of $5.8 million, or $0.92 per diluted share, for the three months ended March 31, 2021 increased $5.0 million compared to $.9 million, or $0.13 per diluted share, for the three months ended March 31, 2020. For the three months ended March 31, 2021, the return on average assets was 1.38%, the return on average stockholders’ equity was 18.03%, and the efficiency ratio was 61.9%.

Net interest income was $14.4 million for the three months ended March 31, 2021 compared to $12.5 million for the three months ended March 31, 2020. The net interest margin (expressed on a fully taxable equivalent basis) increased to 3.62% for the three months ended March 31, 2021 compared to 3.55% for the three months ended March 31, 2020. These changes are discussed in greater detail under the Average Balance Sheets and Rate and Volume Analysis section below.

No provision for loan losses was required for the three months ended March 31, 2021 compared to a $3.3 million provision for the three months ended March 31, 2020. The decreased provision in the first quarter of 2021 compared to the first quarter of 2020 resulted primarily from the impact of net recoveries and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic. The provision in the first quarter of 2020 was primarily due to current economic conditions resulting from the COVID-19 pandemic.

The Company’s net loan recoveries were $248,000 for the three months ended March 31, 2021 compared to net loan charge-offs of $84,000 for the three months ended March 31, 2020.

Non-performing loans totaled $34.2 million, or 2.68% of total loans, at March 31, 2021 compared to $34.6 million, or 2.69% of total loans, at December 31, 2020, and $8.1 million, or 0.68% of total loans, at March 31, 2020. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $2.2 million, or 93.9%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Investment securities gains, net The Company recognized net securities gains, which include the unrealized net gains related to equity securities, of $14,000 for the three months March 31, 2021 compared to net securities losses of $1,000 for the three months ended March 31, 2020. These changes are discussed in greater detail under Investment securities gains, net section below.

Non-interest expense increased $1.2 million, or 11.1%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheets

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheets, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the periods ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$257,623	$4,159	6.55%	$199,082	$2,570	5.19%
Real estate construction - residential	33,492	394	4.77	23,467	323	5.54
Real estate construction - commercial	78,578	878	4.53	85,573	1,108	5.21
Real estate mortgage - residential	260,040	2,841	4.43	250,757	3,132	5.02
Real estate mortgage - commercial	621,877	6,600	4.30	573,133	7,005	4.92
Installment and other consumer	25,992	265	4.13	31,441	357	4.57
Total loans	$1,277,602	$15,137	4.81%	$1,163,453	$14,495	5.01%
Loans held for sale	$5,500	$25	1.84%	$1,892	$5	1.06%
Investment securities:
U.S. Treasury	$3,006	$8	1.08%	$758	$4	2.12%
U.S. government and federal agency obligations	38,605	146	1.53	37,167	195	2.11
Obligations of states and political subdivisions	61,456	452	2.98	36,785	270	2.95
Mortgage-backed securities	101,101	338	1.36	104,029	525	2.03
Other debt securities	11,539	143	5.03	4,402	60	5.48
Total investment securities	$215,707	$1,087	2.04%	$183,141	$1,054	2.31%
Other investment securities	5,982	83	5.63	6,253	100	6.43
Federal funds sold and interest bearing deposits in other financial institutions	149,325	102	0.28	82,215	325	1.59
Total interest earning assets	$1,654,116	$16,434	4.03%	$1,436,954	$15,979	4.47%
All other assets	84,733			83,136
Allowance for loan losses	(18,466)			(12,584)
Total assets	$1,720,383			$1,507,506
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$231,312	$138	0.24%	$185,642	$290	0.63%
Savings	142,735	12	0.03	100,862	22	0.09
Interest checking	61,521	76	0.50	47,295	173	1.47
Money market	279,234	83	0.12	270,520	462	0.69
Time deposits	267,047	671	1.02	323,103	1,165	1.45
Total interest bearing deposits	$981,849	$980	0.40%	$927,422	$2,112	0.92%
Federal funds purchased and securities sold under agreements to repurchase	41,507	26	0.25	26,290	37	0.57
Federal Home Loan Bank advances and other borrowings	98,152	396	1.64	108,031	632	2.35
Subordinated notes	49,486	310	2.54	49,486	501	4.07
Total borrowings	$189,145	$732	1.57%	$183,807	$1,170	2.56%
Total interest bearing liabilities	$1,170,994	$1,712	0.59%	$1,111,229	$3,282	1.19%
Demand deposits	399,429			261,244
Other liabilities	18,601			17,433
Total liabilities	1,589,024			1,389,906
Stockholders' equity	131,359			117,600
Total liabilities and stockholders' equity	$1,720,383			$1,507,506
Net interest income (FTE)		$14,722			$12,697
Net interest spread			3.44%			3.28%
Net interest margin			3.62%			3.55%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2021 and 2020. Such adjustments totaled $332,000 and $171,000 for the three months ended March 31, 2021 and 2020, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.

(3)	Fees and costs on loans are included in interest income. ($1.5 million of PPP fees were included in commercial loan income for the three months ended March 31, 2021)

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2021 vs. 2020
		Change due to
	Total	Average	Average
(In thousands)	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$1,589	$858	$731
Real estate construction - residential	71	123	(52)
Real estate construction - commercial	(230)	(86)	(144)
Real estate mortgage - residential	(291)	113	(404)
Real estate mortgage - commercial	(405)	565	(970)
Installment and other consumer	(92)	(58)	(34)
Loans held for sale	20	15	5
Investment securities:
U.S. Treasury	4	7	(3)
U.S. government and federal agency obligations	(49)	8	(57)
Obligations of states and political subdivisions	182	181	1
Mortgage-backed securities	(187)	(15)	(172)
Other debt securities	83	89	(6)
Other investment securities	(17)	(4)	(13)
Federal funds sold and interest bearing deposits in other financial institutions	(223)	156	(379)
Total interest income	455	1,952	(1,497)
Interest expense:
NOW accounts	(152)	58	(210)
Savings	(10)	7	(17)
Interest checking	(97)	41	(138)
Money market	(379)	15	(394)
Time deposits	(494)	(180)	(314)
Federal funds purchased and securities sold under agreements to repurchase	(11)	15	(26)
Federal Home Loan Bank advances and other borrowings	(236)	(54)	(182)
Subordinated notes	(191)	—	(191)
Total interest expense	(1,570)	(98)	(1,472)
Net interest income on a fully taxable equivalent basis	$2,025	$2,050	$(25)
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2021 and 2020. Such adjustments totaled $332,000 for the three months ended March 31, 2021 compared to $171,000 for the three months ended March 31, 2020.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)	Fees and costs on loans are included in interest income. ($1.5 million of PPP fees were included in commercial loan income for the three months ended March 31, 2021)

Financial results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, reflected an increase in net interest income, on a tax equivalent basis, of $2.0 million, or 15.6%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.62% for the three months ended March 31, 2021 compared to 3.55% for the three months ended March 31, 2020. Net interest income and net interest margin increased primarily due to an increase in average earning assets and a decrease in rates paid on average interest bearing liabilities in the three month comparative periods.

Average interest-earning assets increased $217.2 million, or 15.1%, to $1.65 billion for the three months ended March 31, 2021 compared to $1.44 billion for the three months ended March 31, 2020.

Total interest income (expressed on a fully taxable equivalent basis) was $16.4 million for the three months ended March 31, 2021 compared to $16.0 million for the three months ended March 31, 2020. The Company’s rates earned on interest earning assets were 4.03% for the three months ended March 31, 2021 compared to 4.47% for the three March 31, 2020.

Interest income on loans held for investment was $15.1 million for the three months ended March 31, 2021 compared to $14.5 million for the three months ended March 31, 2020.

Average loans outstanding increased $114.1 million, or 9.8%, to $1.27 billion for the three months ended March 31, 2021 compared to $1.16 billion for the three months ended March 31, 2020. The average yield on loans decreased to 4.81% for the three months ended March 31, 2021 compared to 5.01% for the three months ended March 31, 2020. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Interest income on available-for-sale securities was $1.1 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020.

Average securities increased $32.6 million, or 17.8%, to $215.7 million for the three months ended March 31, 2021 compared to $183.1 million for the three months ended March 31, 2020. The average yield on securities decreased to 2.04% for the three months ended March 31, 2021 compared to 2.31% for the three months ended March 31, 2020. Management plans to grow the investment portfolio to $300.0 million by the end of 2021. See the Liquidity Management section for further discussion.

Total interest expense decreased to $1.7 million for the three months ended March 31, 2021 compared to $3.3 million for the three months ended March 31, 2020. The Company’s rates paid on interest bearing liabilities were 0.59% for the three months ended March 31, 2021 compared to 1.19% for the three months ended March 31, 2020. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $1.0 million for the three months ended March 31, 2021 compared to $2.1 million for the three months ended March 31, 2020.

Average interest bearing deposits increased $54.4 million, or 5.9%, to $981.8 million for the three months ended March 31, 2021 compared to $927.4 million for the three months ended March 31, 2020. The average cost of deposits decreased to 0.40% for the three months ended March 31, 2021 compared to 0.92% for the three months ended March 31, 2020. Although offering rates remain low in response to lower market interest rates, growth in deposits was positively impacted in part by customers who deposited both economic stimulus payments and PPP loan proceeds.

Interest expense on borrowings was $0.7 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020.

Average borrowings increased to $189.1 million for the three months ended March 31, 2021 compared to $183.8 million for the three months ended March 31, 2020. The average cost of borrowings decreased to 1.57% for the three months ended March 31, 2021 compared to 2.56% for the three months ended March 31, 2020. The decrease in cost of funds primarily resulted from lower market interest rates.

The increase in average borrowings during 2020 was primarily due to an increase in FHLB advances to fund liquidity needs as refinancing activity increased when rates dropped during the first quarter of 2020. This in turn was offset beginning in April of 2020 when the Company had an increase in liquidity due to participation in the CARES Act economic stimulus programs. The Company experienced significant deposit growth primarily due to stimulus checks, proceeds from

PPP loan funding, deferral of income tax payments, and customers holding on to savings due to uncertain times and has been repaying these advances as they come due since May of 2020. See the Liquidity Management section for further discussion.

Non-interest income and expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change	% Change
Non-interest income
Service charges and other fees	$739	$799	$(60)	(7.5)%
Bank card income and fees	860	693	167	24.1
Trust department income	294	379	(85)	(22.4)
Real estate servicing fees, net	73	(87)	160	(183.9)
Gain on sales of mortgage loans, net	2,469	419	2,050	489.3
Other	8	88	(80)	(90.9)
Total non-interest income	$4,443	$2,291	$2,152	93.9%
Non-interest income as a % of total revenue *	23.6%	15.5%
*	Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $2.2 million, or 93.9%, to $4.4 million for the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2020.

Service charges and fees decreased $60,000, or 7.5%, to $739,000 for the three months ended March 31, 2021 compared to $799,000 for the three months ended March 31, 2020. The decrease in fees was primarily due to a refund of service fees issued during the first quarter of 2021.

Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) increased $160,000 to $73,000 for the three months ended March 31, 2021 compared to $(87,000) for the three months ended March 31, 2020.

Mortgage loan servicing fees earned on loans sold were $193,000 for the three months ended March 31, 2021 compared to $188,000 for the three months ended March 31, 2020. The current quarter's MSR valuation increased $22,000 from the prior linked quarter primarily due to decreased prepayment assumptions. The dramatic drop in market interest rates created an economic incentive for borrowers to refinance their existing home mortgage loans during 2020 that has slowed down in 2021.

The Company was servicing $288.9 million of mortgage loans at March 31, 2021 compared to $292.7 million and $270.6 million at December 31, 2020 and March 31, 2020, respectively.

Gain on sales of mortgage loans increased $2.1 million to $2.5 million for the three months ended March 31, 2021 compared to $0.4 million for the three months ended March 31, 2020. During the fourth quarter of 2019, the Company focused on creation and development of a new mortgage loan department and began offering new mortgage loan products in addition to Freddie and Fannie loans that are sold to the secondary market. The Company sold $66.3 million of loans for the three months ended March 31, 2021 compared to $13.2 million for the three months ended March 31, 2020.

Other Income decreased $80,000, or 90.9%, to $8,000 for the three months ended March 31, 2021 compared to $88,000 for the three months ended March 31, 2020. The decrease resulted from an increase in net losses on sales of other real estate owned and net losses on disposal of fixed assets, and a reduction in rent received on foreclosed properties. These decreases were partially offset by an increase in brokerage income.

The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2021	2020
Investment securities gains (losses), net
Available for sale securities:
Gross realized gains	$2	$—
Gross realized losses	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	12	(1)
Investment securities gains (losses), net	$14	$(1)

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	$ Change	% Change
Non-interest expense
Salaries	$5,342	$4,512	$830	18.4%
Employee benefits	1,804	1,609	195	12.1
Occupancy expense, net	771	766	5	0.7
Furniture and equipment expense	744	750	(6)	(0.8)
Processing, network and bank card expense	1,007	976	31	3.2
Legal, examination, and professional fees	404	367	37	10.1
Advertising and promotion	243	249	(6)	(2.4)
Postage, printing, and supplies	204	241	(37)	(15.4)
Loan expense	174	123	51	41.5
Other	958	898	60	6.7
Total non-interest expense	$11,651	$10,491	$1,160	11.1%
Efficiency ratio*	61.9%	70.8%
Number of full-time equivalent employees	304	303
*	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $1.2 million, or 11.1%, to $11.7 million for the three months ended March 31, 2021 compared to $10.5 million for the three months ended March 31, 2020.

Salaries increased $0.8 million, or 18.4%, to $5.3 million for the three months ended March 31, 2021 compared to $4.5 million for the three months ended March 31, 2020. The increases were primarily due to adding additional personnel to the new mortgage loan department. In addition, annual merit increases average approximately 4.0% each year and are awarded in the first quarter of each year.

Employee benefits increased $0.2 million, or 12.1%, to $1.8 million for the three months ended March 31, 2021 compared to $1.6 million for the three months ended March 31, 2020. The increases were primarily due to an increase in 401(k) plan contributions and payroll taxes, partially offset by a decrease in pension cost due to higher annual discount rate assumptions compared to the prior year's annual assumptions.

Legal, examination, and professional fees increased $37,000, or 10.1%, to $404,000 for the three months ended March 31, 2021 compared to $367,000 for the three months ended March 31, 2020. These increases are primarily related to an increase in audit expenses related to subsidiaries and professional fees related to a new investment adviser, partially offset by a decrease in legal fees.

Postage, printing, and supplies decreased $37,000, or 15.4%, to $204,000 for the three months ended March 31, 2021 compared to $241,000 for the three months ended March 31, 2020. These decreases are primarily related to savings in stationary and supplies purchases and check printing expenses related to switching vendors.

Loan expense increased $51,000, or 41.5%, to $174,000 for the three months ended March 31, 2021 compared to $123,000 for the three months ended March 31, 2020. The increases were primarily related to increases in real estate loan expenses due to the growth in loan volume sold to the secondary market.

Other non-interest expense increased $60,000, or 6.7%, to $958,000 for the three months ended March 31, 2021 compared to $898,000 for the three months ended March 31, 2020. The increases were primarily related to an increase in the FDIC assessment expense and software expense due to new mortgage loan software, partially offset by a decrease in the pension net interest cost. The increase in the FDIC assessment was due to the Company had received the remaining FDIC assessment credit during the first quarter of 2020 that reduced the overall assessment due.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.9% for the three months ended March 31, 2021 compared to 15.3% for the three months ended March 31, 2020, respectively. The increase in the effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to the increase in earnings. The effective tax rate for each of the three months ended March 31, 2021 and 2020, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 72.6% of total assets as of March 31, 2021 compared to 73.2% as of December 31, 2020.

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

Major classifications within the Company’s held for investment loan portfolio as of the dates indicated is as follows:

	March 31, 2021		December 31, 2020
(In thousands)	Amount	% of Loans	2020	% of Loans
Commercial, financial, and agricultural (a)	$251,943	19.7%	$272,918	21.2%
Real estate construction − residential	33,962	2.7	29,692	2.3
Real estate construction − commercial	78,576	6.2	78,144	6.1
Real estate mortgage − residential	258,259	20.2	262,339	20.4
Real estate mortgage − commercial	628,178	49.2	617,133	48.0
Installment and other consumer	25,267	2.0	26,741	2.1
Total loans held for investment	$1,276,185	100.0%	$1,286,967	100.0%
(a)	Includes $56.3 million and $63.3 million SBA PPP loans, net as of March 31, 2021 and December 31, 2020, respectively.

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2021, the Company sold approximately $66.3 million of loans to investors compared to $13.2 million for the three months ended March 31, 2020. At March 31, 2021, the Company was servicing approximately $288.9 million of loans sold to the secondary market compared to $292.7 million at December 31, 2020, and $270.6 million at March 31, 2020.

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

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,	March 31,
(In thousands)	2021	2020	2020
Nonaccrual loans:
Commercial, financial, and agricultural	$6,591	$6,717	$3,111
Real estate construction − residential	189	192	—
Real estate construction − commercial	198	200	408
Real estate mortgage − residential	1,917	2,105	3,211
Real estate mortgage − commercial	25,309	25,314	1,068
Installment and other consumer	29	31	46
Total	$34,233	$34,559	$7,844
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage - residential	$—	$—	$190
Installment and other consumer	—	17	27
Total	$—	$17	$217
Total non-performing loans (a)	34,233	34,576	8,061
Other real estate owned and repossessed assets	12,140	12,291	12,769
Total non-performing assets	$46,373	$46,867	$20,830

Loans held for investment	$1,276,185	$1,286,967	$1,180,522
Allowance for loan losses to loans	1.44%	1.41%	1.33%
Non-performing loans to loans (a)	2.68%	2.69%	0.68%
Non-performing assets to loans (b)	3.63%	3.64%	1.76%
Non-performing assets to assets (b)	2.68%	2.70%	1.36%
Allowance for loan losses to non-performing loans	53.64%	52.39%	194.68%
(a)	Non-performing loans include loans 90 days past due and accruing, nonaccrual loans, and non-performing TDRs included in nonaccrual loans and 90 days past due.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $46.4 million, or 3.63% of total loans, at March 31, 2021 compared to $46.9 million, or 3.64% of total loans, at December 31, 2020, and $20.8 million, or 1.76% of total loans, at March 31, 2020, respectively.

Total non-accrual loans at March 31, 2021 decreased $326,000 million, or 0.9%, to $34.2 million compared to $34.6 million at December 31, 2020. There were no loans past due 90 days and still accruing interest at March 31, 2021 compared to $17,000 at December 31, 2020. Other real estate and repossessed assets were $12.1 million and $12.3 million at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, $30,000 of non-accrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to no loans during the three months ended March 31, 2020.

As of March 31, 2021, approximately $8.3 million compared to $6.0 million and $5.8 million at December 31, 2020 and March 31, 2020, respectively, of loans classified as substandard, which include performing TDRs, and are not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at March 31, 2021 and December 31, 2020, respectively.

The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2021			December 31, 2020
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	7	$817	$37	7	$835	$90
Real estate mortgage − residential	5	1,217	46	5	1,521	28
Real estate mortgage − commercial	2	338	7	2	343	7
Installment and other consumer	4	42	5	5	77	10
Total performing TDRs	18	$2,414	$95	19	$2,776	$135
Non-performing TDRs
Commercial, financial and agricultural	1	$3	$—	1	$4	$1
Real estate mortgage − residential	8	876	77	8	895	78
Total non-performing TDRs	9	$879	$77	9	$899	$79
Total TDRs	27	$3,293	$172	28	$3,675	$214

At March 31, 2021, loans classified as TDRs totaled $3.3 million, with $172,000 of specific reserves compared to $3.7 million of loans classified as TDRs, with $214,000 of specific reserves at December 31, 2020. Non-performing loans, included $0.9 million of loans classified as TDRs at March 31, 2021 compared to $0.9 million at December 31, 2020. Both performing and nonperforming TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2020 to March 31, 2021 was primarily due to $382,000 of payments received on TDRs.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2021	2020
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$4,676	$5,121
Real estate construction − residential	309	213
Real estate construction − commercial	532	475
Real estate mortgage − residential	2,594	2,679
Real estate mortgage − commercial	9,904	9,354
Installment and other consumer	245	264
Unallocated	101	7
Total	$18,361	$18,113

The allowance for loan losses (ALL) was $18.4 million, or 1.44% of loans outstanding, at March 31, 2021 compared to $18.1 million, or 1.41%, at December 31, 2020, and $15.7 million, or 1.33% at March 31, 2020. The ratio of the allowance for loan losses to nonperforming loans was 53.64% at March 31, 2021, compared to 52.39% at December 31, 2020, and 194.68% at March 31, 2020.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

	March 31,	December 31,
(In thousands)	2021	2020
Allocation of allowance for loan losses:
Individually evaluated for impairment − specific reserves	$5,144	$5,113
Collectively evaluated for impairment − general reserves	13,217	13,000
Total	$18,361	$18,113

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2021, $5.1 million of the Company’s ALL was allocated to impaired loans totaling approximately $36.6 million compared to $5.1 million of the Company’s ALL allocated to impaired loans totaling approximately $37.3 million at December 31, 2020. Management determined that $12.6 million, or 34%, of total impaired loans required no reserve allocation at March 31, 2021 compared to $11.9 million, or 32%, at December 31, 2020, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying loss rates to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type. The look-back period begins with loss history in the first quarter 2012 as the starting point through the current quarter and it will continue to include this starting point going forward. Management determined that the look-back period should be expanded until a loss producing downturn is recognized. This would be accomplished by allowing the look-back period to shift forward by eliminating the earliest loss period and replenishing it with losses from the most recent period. The look-back period is consistently evaluated for relevance given the current facts and circumstances.

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

The allowance for loan losses changes from December 31, 2020 to March 31, 2021 primarily resulted from net recovery activity, as there was no provision recorded during the quarter given the loan portfolio remained stable from December 31, 2020.  The Company continues to monitor the risks associated with its nonperforming loans and the remaining loans modified under the CARES Act.

Provision

No provision for loan losses was required for the three months ended March 31, 2021 compared to a $3.3 million provision for the three months ended March 31, 2020. The decreased provision in the first quarter of 2021 compared to the first quarter of 2020 resulted primarily from the impact of net recoveries and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic. Criticized loan levels remain elevated when compared to pre-pandemic levels due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Analysis of allowance for loan losses:
Balance beginning of period	$18,113	$12,477
Charge-offs:
Commercial, financial, and agricultural	27	41
Real estate construction − residential	—	—
Real estate construction − commercial	—	—
Real estate mortgage − residential	—	19
Real estate mortgage − commercial	23	22
Installment and other consumer	57	52
Total charge-offs	$107	$134
Recoveries:
Commercial, financial, and agricultural	$149	$25
Real estate construction − residential	13	—
Real estate construction − commercial	—	—
Real estate mortgage − residential	168	9
Real estate mortgage − commercial	—	2
Installment and other consumer	25	14
Total recoveries	$355	$50
Net charge-offs (recoveries)	(248)	84
Provision for loan losses	—	3,300
Balance end of period	$18,361	$15,693

Net Loan Charge-offs (recoveries)

The Company’s net recoveries were $248,000 for the three months ended March 31, 2021 compared to net charge-offs of $84,000 for the three months ended March 31, 2020. During the first quarter of 2021 the Company received commercial and a real estate mortgage recoveries primarily related two loan relationships.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At March 31, 2021, the carrying amount of these loans was $6.3 million compared to $5.1 million at December 31, 2020.

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

	March 31,	December 31,
(In thousands)	2021	2020
Federal funds sold and other interest-bearing deposits	$128,207	$161,128
Certificates of deposit in other banks	8,897	9,376
Available-for-sale investment securities	238,142	198,030
Total	$375,246	$368,534

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $238.1 million at March 31, 2021 and included an unrealized net gain of $0.7 million. The portfolio includes projected maturities and mortgage backed securities pay-downs of approximately $5.0 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At March 31, 2021 and December 31, 2020, the Company’s unpledged securities in the available for sale portfolio totaled approximately $40.6 million and $44.1 million, respectively.

Total investment securities pledged for these purposes were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$10,824	$9,115
Federal funds purchased and securities sold under agreements to repurchase	51,625	59,695
Other deposits	135,122	85,130
Total pledged, at fair value	$197,571	$153,940

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2021, such deposits totaled $1.3 billion and represented 92.4% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Core deposit base:
Non-interest bearing demand	$431,035	$382,492
Interest checking	264,210	292,375
Savings and money market	414,215	391,248
Other time deposits	177,943	183,072
Total	$1,287,403	$1,249,187

Time deposits and certificates of deposit of $250,000 and greater at March 31, 2021 and December 31, 2020 were $74.4 million and $91.3 million, respectively. The Company had brokered deposits totaling $30.2 million and $40.2 million at March 31, 2021 and December 31, 2020, respectively.

Other components of liquidity are the level of borrowings from third party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2021, under agreements with these unaffiliated banks, the Bank may borrow up to $60.0 million in federal funds on an unsecured basis and $10.4 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2021. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2021 there were $42.0 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at March 31, 2021.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of March 31, 2021, the Bank had $97.6 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$42,018	$45,154
Federal Home Loan Bank advances	97,600	106,660
Subordinated notes	49,486	49,486
Other borrowings	14	14
Total	$189,118	$201,314

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

	March 31,				December 31,
	2021				2020
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$281,044	$10,388	$60,000	$351,432	$300,633	$8,898	$56,835	$366,366
Letters of credit	(18,000)	—	—	(18,000)	(123,000)	—	—	(123,000)
Advances outstanding	(97,599)	—	—	(97,599)	(106,660)	—	—	(106,660)
Total available	$165,445	$10,388	$60,000	$235,833	$70,973	$8,898	$56,835	$136,706

At March 31, 2021, loans of $552.5 million were pledged at the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2021, investments totaling $10.8 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

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

Sources and Uses of Funds

Cash and cash equivalents were $146.7 million at March 31, 2021 compared to $180.4 million at December 31, 2020. The $33.6 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2021. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $3.6 million for the three months ended March 31, 2021.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $32.4 million. The cash outflow primarily consisted of $62.3 million purchase of investment securities partially offset by an $11.0 million decrease in loans and $18.2 million from maturities, calls, and sales of investment securities. Management hopes to grow the investment portfolio to $300.0 million by the end of 2021.

Financing activities used total cash of $4.8 million, resulting primarily from a $38.2 million decrease in interest-bearing transaction accounts and time deposits and a $9.1 million repayment of FHLB advances, partially offset by a $48.5 million increase in demand deposits. The growth in demand deposits was positively impacted by customers who deposited both economic stimulus payments and PPP loan proceeds into demand accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2021.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $421.6 million in unused loan commitments and standby letters of credit as of March 31, 2021. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses and paying cash dividends to its shareholders. The Company paid cash dividends to its shareholders totaling approximately $842,000 and $753,000 for the three months ended March 31, 2021 and 2020, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $4.5 million and no dividends to the Company during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents totaling $3.0 million and $2.0 million, respectively.

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

The Basel III regulatory capital framework (the "Basel III Capital Rules") adopted by U.S. federal regulatory authorities, among other things, (i) establishes the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) requires that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) defines the scope of the deductions/adjustments to the capital measures.

Additionally, the Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2021 and December 31, 2020. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.

Because our Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III requirements, at March 31, 2021 and December 31, 2020, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Minimum Capital		Required to be
			Required - Basel III		Considered Well-
	Actual		Fully Phased-In		Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital (to risk-weighted assets):
Company	$196,553	14.80%	$139,475	10.50%	$—	N.A	%
Bank	193,745	14.62	139,119	10.50	132,495	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$172,591	13.21%	$112,909	8.50%	$—	N.A	%
Bank	177,159	13.37	112,620	8.50	105,996	8.00
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$131,925	9.93%	$92,984	7.00%	$—	N.A	%
Bank	177,159	13.37	92,746	7.00	86,121	6.50
Tier 1 leverage ratio (to adjusted average assets):
Company	$175,494	10.22%	$68,654	4.00%	$—	N.A	%
Bank	177,159	10.37	68,315	4.00	85,394	5.00

December 31, 2020
Total Capital (to risk-weighted assets):
Company	$193,220	14.97%	$135,518	10.50%	$—	N.A	%
Bank	191,504	14.87	135,186	10.50	128,748	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$172,591	13.37%	$109,705	8.50%	$—	N.A	%
Bank	175,384	13.62	109,436	8.50	102,999	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$129,061	10.00%	$90,345	7.00%	$—	N.A	%
Bank	175,384	13.62	90,124	7.00	83,686	6.50
Tier 1 leverage ratio:
Company	$172,591	10.19%	$67,724	4.00%	$—	N.A	%
Bank	175,384	10.41	67,394	4.00	84,243	5.00

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2021 and December 31, 2020.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,	December 31,
(bps)	2021	2020
200	(1.06)%	0.73%
100	(1.50)%	0.10%
(100)	(2.73)%	(1.28)%
(200)	(3.34)%	(1.81)%

The change in our interest rate risk exposure from December 31, 2020 to March 31, 2021 was primarily due to the decrease in market rates over this period that has caused the yields for both interest-bearing liabilities and earning assets to be lower.  While the percent change of net interest income is lower than the current position, the increase in fed funds sold and PPP loan program have caused an overall shortening of the balance sheet, where assets would be repricing faster than liabilities. These factors have caused the Company’s balance sheet to become more asset sensitive in the next 12 months, where interest rate increases translate into higher net interest income. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2021. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Impact of New Accounting Standards

Financial Instruments In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2022. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company's consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements by assessing different credit risk models. In 2019 and 2020, the Company modeled the various methods prescribed in the ASU against the identified loan segments. The Company will continue to run parallel computations as it continues to evaluate the impact of adoption of this ASU on January 1, 2023.

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

Item 1A.  Risk Factors

There has been no material change in risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended March 31, 2021:

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *

January 1-31, 2021	116,490	$18.25	116,490	$1,966,362
February 1-28, 2021	1,142	$18.76	1,142	$1,944,942
March 1-31, 2021	—	$—	—	$1,944,942
Total	117,632	$18.26	117,632	$1,944,942

* In 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of March 31, 2021, $1.9 million remained available for the repurchase of shares pursuant to the share repurchase authorization.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Mine Safety Disclosures	None

Item 5.	Other Information	None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on August 9, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s current report on Form 8-K on January 27, 2021 and incorporated herein by reference).
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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 10, 2021	David T. Turner, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

May 10, 2021	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)