Form 10-Q
period 2021-06-30
HAWTHORN BANCSHARES, INC.
filed 2021-08-06
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2021, the registrant had 6,616,975 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except per share data)	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$17,920	$19,235
Federal funds sold and other interest-bearing deposits	58,514	161,128
Cash and cash equivalents	76,434	180,363
Certificates of deposit in other banks	7,165	9,376
Available-for-sale debt securities, at fair value	276,013	198,030
Other investments	6,009	6,353
Total investment securities	282,022	204,383
Loans held for investment	1,293,894	1,286,967
Allowance for loan losses	(18,735)	(18,113)
Net loans	1,275,159	1,268,854
Loans held for sale, at lower of cost or fair value	2,487	5,099
Premises and equipment - net	33,562	34,561
Mortgage servicing rights, at fair value	2,775	2,445
Other real estate owned - net	11,938	12,291
Accrued interest receivable	6,849	6,640
Cash surrender value - life insurance	2,480	2,451
Other assets	8,095	7,268
Total assets	$1,708,966	$1,733,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$433,288	$382,492
Savings, interest checking and money market	704,236	723,808
Time deposits $250,000 and over	66,574	91,263
Other time deposits	176,903	186,043
Total deposits	1,381,001	1,383,606
Federal funds purchased and securities sold under agreements to repurchase	32,018	45,154
Federal Home Loan Bank advances and other borrowings	93,554	106,674
Subordinated notes	49,486	49,486
Operating lease liabilities	1,983	2,137
Accrued interest payable	376	837
Other liabilities	14,045	15,248
Total liabilities	1,572,463	1,603,142
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 6,769,322	6,769	6,769
Surplus	64,692	59,307
Retained earnings	72,499	68,935
Accumulated other comprehensive income, net of tax	641	1,528
Treasury stock; 406,846, and 289,214 shares, at cost, respectively	(8,098)	(5,950)
Total stockholders’ equity	136,503	130,589
Total liabilities and stockholders’ equity	$1,708,966	$1,733,731

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$13,885	$14,536	$28,864	$28,958
Interest and fees on loans held for sale	29	50	54	55
Interest on investment securities:
Taxable	711	773	1,378	1,586
Nontaxable	375	173	621	315
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	88	117	190	442
Dividends on other investments	81	72	165	173
Total interest income	15,169	15,721	31,272	31,529
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	276	290	584	1,237
Time deposit accounts $250,000 and over	146	349	356	762
Time deposits	358	691	820	1,443
Total interest expense on deposits	780	1,330	1,760	3,442
Interest on federal funds purchased and securities sold under agreements to repurchase	26	59	52	96
Interest on Federal Home Loan Bank advances	385	612	781	1,244
Interest on subordinated notes	307	381	617	882
Total interest expense on borrowings	718	1,052	1,450	2,222
Total interest expense	1,498	2,382	3,210	5,664
Net interest income	13,671	13,339	28,062	25,865
Provision for loan losses	400	900	400	4,200
Net interest income after provision for loan losses	13,271	12,439	27,662	21,665
NON-INTEREST INCOME
Service charges and other fees	765	566	1,503	1,364
Bank card income and fees	1,022	812	1,882	1,505
Trust department income	308	279	602	658
Real estate servicing fees, net	351	(16)	424	(103)
Gain on sale of mortgage loans, net	2,042	924	4,511	1,344
Other	101	291	109	379
Total non-interest income	4,589	2,856	9,031	5,147
Investment securities gains, net	—	7	15	6
NON-INTEREST EXPENSE
Salaries and employee benefits	6,955	6,511	14,100	12,633
Occupancy expense, net	719	757	1,490	1,522
Furniture and equipment expense	753	763	1,497	1,514
Processing, network, and bank card expense	1,225	954	2,233	1,929
Legal, examination, and professional fees	385	407	789	774
Advertising and promotion	309	222	552	470
Postage, printing, and supplies	186	193	390	434
Loan expense	229	303	403	427
Other	1,008	1,160	1,966	2,058
Total non-interest expense	11,769	11,270	23,420	21,761
Income before income taxes	6,091	4,032	13,288	5,057
Income tax expense	1,199	750	2,557	907
Net income	$4,892	3,282	$10,731	$4,150
Basic earnings per share	$0.74	$0.49	$1.62	$0.61
Diluted earnings per share	$0.74	$0.49	$1.62	$0.61

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Net income	$4,892	$3,282	$10,731	$4,150
Other comprehensive income, net of tax
Investment securities available-for-sale:
Unrealized gains (losses) on investment securities available-for-sale, net of tax	1,748	891	(1,030)	3,072
Adjustment for gains on sale of investment securities, net of tax	—	(4)	(2)	(5)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	110	31	145	84
Total other comprehensive income (loss)	1,858	918	(887)	3,151
Total comprehensive income	$6,750	$4,200	$9,844	$7,301

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

	The three months ended June 30, 2021 and 2020
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, March 31, 2021	$6,769	$59,307	$73,947	$(1,217)	$(8,098)	$130,708
Net income	—	—	4,892	—	—	4,892
Other comprehensive income	—	—	—	1,858	—	1,858
Stock dividend	—	5,385	(5,385)	—	—	—
Cash dividends declared, common stock ($0.15 per share)	—	—	(955)	—	—	(955)
Balance, June 30, 2021	$6,769	$64,692	$72,499	$641	$(8,098)	$136,503

Balance, March 31, 2020	$6,520	$55,727	$61,708	$(1,522)	$(5,763)	$116,670
Net income	—	—	3,282	—	—	3,282
Other comprehensive income	—	—	—	918	—	918
Purchase of treasury stock	—	—	—	—	(90)	(90)
Stock dividend	—	3,829	(3,829)	—	—	—
Cash dividends declared, common stock ($0.12 per share)	—	—	(749)	—	—	(749)
Balance, June 30, 2020	$6,520	$59,556	$60,412	$(604)	$(5,853)	$120,031

	The six months ended June 30, 2021 and 2020
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2020	$6,769	$59,307	$68,935	$1,528	$(5,950)	$130,589
Net income	—	—	10,731	—	—	10,731
Other comprehensive loss	—	—	—	(887)	—	(887)
Purchase of treasury stock	—	—	—	—	(2,148)	(2,148)
Stock dividend	—	5,385	(5,385)	—	—	—
Cash dividends declared, common stock ($0.28 per share)	—	—	(1,782)	—	—	(1,782)
Balance, June 30, 2021	$6,769	$64,692	$72,499	$641	$(8,098)	$136,503

Balance, December 31, 2019	$6,520	$55,727	$61,590	$(3,755)	$(5,044)	$115,038
Net income	—	—	4,150	—	—	4,150
Other comprehensive income	—	—	—	3,151	—	3,151
Purchase of treasury stock	—	—	—	—	(809)	(809)
Stock dividend	—	3,829	(3,829)	—	—	—
Cash dividends declared, common stock ($0.24 per share)	—	—	(1,499)	—	—	(1,499)
Balance, June 30, 2020	$6,520	$59,556	$60,412	$(604)	$(5,853)	$120,031

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$10,731	$4,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	4,200
Depreciation expense	1,155	1,121
Net amortization of investment securities, premiums, and discounts	878	703
Change in fair value of mortgage servicing rights	(38)	525
Investment securities gains, net	(15)	(6)
Losses (gains) on sales and dispositions of premises and equipment	4	(67)
Gain on sales and dispositions of other real estate	(25)	(211)
Provision for other real estate owned	84	12
Decrease in accrued interest receivable	(209)	(1,119)
Increase in cash surrender value - life insurance	(29)	(27)
Decrease (increase) in other assets	387	(14)
Decrease in operating lease liabilities	(154)	(125)
Decrease in accrued interest payable	(461)	(235)
(Decrease) increase in other liabilities	(2,034)	597
Origination of mortgage loans held for sale	(121,386)	(54,987)
Proceeds from the sale of mortgage loans held for sale	128,509	47,718
Gain on sale of mortgage loans, net	(4,511)	(1,344)
Other, net	(292)	(188)
Net cash provided by operating activities	12,994	703
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(245)	(735)
Proceeds from maturities of certificates of deposit in other banks	2,467	1,235
Net increase in loans	(6,735)	(111,873)
Purchase of available-for-sale debt securities	(114,520)	(54,811)
Proceeds from maturities of available-for-sale debt securities	20,491	26,375
Proceeds from calls of available-for-sale debt securities	13,852	13,185
Proceeds from sales of available-for-sale debt securities	—	1,490
Purchases of FHLB stock	(327)	(1,891)
Proceeds from sales of FHLB stock	684	724
Purchases of premises and equipment	(247)	(799)
Proceeds from sales of premises and equipment	12	135
Proceeds from sales of other real estate and repossessed assets	324	194
Net cash used in investing activities	(84,244)	(126,771)
Cash flows from financing activities:
Net increase in demand deposits	50,796	106,661
Net (decrease) increase in interest-bearing transaction accounts	(19,573)	38,098
Net decrease in time deposits	(33,828)	(3,647)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(13,136)	14,925
Repayment of FHLB advances and other borrowings	(13,120)	(40,117)
FHLB advances	—	69,000
Purchase of treasury stock	(2,148)	(809)
Cash dividends paid - common stock	(1,670)	(1,503)
Net cash (used in) provided by financing activities	(32,679)	182,608
Net (decrease) increase in cash and cash equivalents	(103,929)	56,540
Cash and cash equivalents, beginning of period	180,363	78,121
Cash and cash equivalents, end of period	$76,434	$134,661
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,671	$5,899
Income taxes	$4,485	$—
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$30	$—

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

The preparation of the consolidated financial statements includes all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the novel coronavirus (COVID-19) pandemic or any resurgence thereof, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. Actual results could differ from those estimates. The Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

Stock Dividend On July 1, 2021, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2021. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the United States. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act, along with subsequent relief programs, provided substantial funding to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  See Note 2 Loans and Leases and the Allowance for Credit Losses for more information.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)   Loans and Allowance for Loan Losses

Loans

Major classifications within the Company’s held for investment loan portfolio at June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Commercial, financial, and agricultural (a)	$263,511	$272,918
Real estate construction − residential	35,760	29,692
Real estate construction − commercial	74,788	78,144
Real estate mortgage − residential	267,264	262,339
Real estate mortgage − commercial	628,075	617,133
Installment and other consumer	24,496	26,741
Total loans held for investment	$1,293,894	$1,286,967
(a)	Includes $49.6 million and $63.3 million of SBA PPP loans, net as of June 30, 2021 and December 31, 2020, respectively.

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At June 30, 2021, loans of $537.1 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended June 30, 2021
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$4,676	$309	$532	$2,594	$9,904	$245	$101	$18,361
Additions:
Provision for loan losses	655	(58)	(37)	(130)	14	38	(82)	400
Deductions:
Loans charged off	28	—	—	4	3	46	—	81
Less recoveries on loans	(33)	—	—	(7)	—	(15)	—	(55)
Net loan charge-offs (recoveries)	(5)	—	—	(3)	3	31	—	26
Balance at end of period	$5,336	$251	$495	$2,467	$9,915	$252	$19	$18,735

	Three Months Ended June 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,623	$117	$622	$2,363	$8,614	$351	$3	$15,693
Additions:
Provision for loan losses	(32)	22	100	354	435	(26)	47	900
Deductions:
Loans charged off	43	—	—	33	2	39	—	117
Less recoveries on loans	(66)	(32)	—	(27)	(1)	(20)	—	(146)
Net loan charge-offs (recoveries)	(23)	(32)	—	6	1	19	—	(29)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Balance at end of period	$3,614	$171	$722	$2,711	$9,048	$306	$50	$16,622

	Six Months Ended June 30, 2021
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Additions:
Provision for loan losses	87	25	20	(384)	587	53	12	400
Deductions:
Loans charged off	55	—	—	3	26	104	—	188
Less recoveries on loans	(183)	(13)	—	(175)	—	(39)	—	(410)
Net loan charge-offs (recoveries)	(128)	(13)	—	(172)	26	65	—	(222)
Balance at end of period	$5,336	$251	$495	$2,467	$9,915	$252	$19	$18,735

	Six Months Ended June 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Additions:
Provision for loan losses	689	75	353	609	2,522	(18)	(30)	4,200
Deductions:
Loans charged off	84	—	—	52	24	91	—	251
Less recoveries on loans	(91)	(32)	—	(36)	(3)	(34)	—	(196)
Net loan charge-offs (recoveries)	(7)	(32)	—	16	21	57	—	55
Balance at end of period	$3,614	$171	$722	$2,711	$9,048	$306	$50	$16,622

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

The Company’s methodology includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the nature, volume and terms of loans in the portfolio, including changes in volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans, loan concentrations, assessment of trends in collateral values,

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

assessment of changes in the quality of the Company’s internal loan review department, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

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

Additionally, the funding of $88.4 million and $47.5 million in SBA PPP loans during 2020 and 2021, respectively, required management to assess the methodology that would be adopted in regard to the allowance for loan losses applicable to these loans. As the SBA PPP loans are expected to be mostly paid off in the next six to twelve months and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan losses was deemed necessary for these loans. At June 30, 2021, the net balance of the PPP loans totaled $49.6 million.

All SBA PPP loans have a 1% interest rate and the Company earns a fee that is based upon a tiered schedule corresponding with the amount of the loan to the borrower, which is deferred and recognized over the life of the loan. The PPP loan may be forgiven by SBA if the borrower meets certain criteria as defined by the CARES Act. The Company reports these loans at their principal amount outstanding, net of unearned income, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
June 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$2,325	$—	$16	$242	$2,764	$8	$—	$5,355
Collectively evaluated for impairment	3,011	251	479	2,225	7,151	244	19	13,380
Total	$5,336	$251	$495	$2,467	$9,915	$252	$19	$18,735
Loans outstanding:
Individually evaluated for impairment	$7,362	$—	$112	$2,909	$25,647	$61	$—	$36,091
Collectively evaluated for impairment	256,149	35,760	74,676	264,355	602,428	24,435	—	1,257,803
Total	$263,511	$35,760	$74,788	$267,264	$628,075	$24,496	$—	$1,293,894

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$2,187	$27	$28	$263	$2,594	$14	$—	$5,113
Collectively evaluated for impairment	2,934	186	447	2,416	6,760	250	7	13,000
Total	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Loans outstanding:
Individually evaluated for impairment	$7,552	$192	$200	$3,626	$25,657	$108	$—	$37,335
Collectively evaluated for impairment	265,366	29,500	77,944	258,713	591,476	26,633	—	1,249,632
Total	$272,918	$29,692	$78,144	$262,339	$617,133	$26,741	$—	$1,286,967

Impaired Loans

Loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $36.1 million and $37.3 million at June 30, 2021 and December 31, 2020, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructuring (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2021, $31.8 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $32.2 million at December 31, 2020. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2021, $5.4 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $36.1 million compared to $5.1 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $37.3 million at December 31, 2020. Management determined that $12.4 million, or 34%, of total impaired loans required no reserve allocation at June 30, 2021 compared to $11.9 million, or 32%, at December 31, 2020, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The categories of impaired loans at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Non-accrual loans	$33,783	$34,559
Performing TDRs	2,308	2,776
Total impaired loans	$36,091	$37,335

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables provide additional information about impaired loans at June 30, 2021 and December 31, 2020, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
June 30, 2021
With no related allowance recorded:
Commercial, financial and agricultural	$1,821	$1,872	$—
Real estate mortgage − residential	1,153	1,261	—
Real estate mortgage − commercial	9,465	9,483	—
Total	$12,439	$12,616	$—
With an allowance recorded:
Commercial, financial and agricultural	$5,541	$5,618	$2,325
Real estate construction − commercial	112	142	16
Real estate mortgage − residential	1,756	2,191	242
Real estate mortgage − commercial	16,182	16,252	2,764
Installment and other consumer	61	63	8
Total	$23,652	$24,266	$5,355
Total impaired loans	$36,091	$36,882	$5,355

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2020
With no related allowance recorded:
Commercial, financial and agricultural	$1,703	$1,731	$—
Real estate mortgage − residential	1,300	1,395	—
Real estate mortgage − commercial	8,943	8,943	—
Total	$11,946	$12,069	$—
With an allowance recorded:
Commercial, financial and agricultural	$5,849	$6,180	$2,187
Real estate construction − residential	192	192	27
Real estate construction − commercial	200	251	28
Real estate mortgage − residential	2,326	2,786	263
Real estate mortgage − commercial	16,714	16,787	2,594
Installment and other consumer	108	112	14
Total	$25,389	$26,308	$5,113
Total impaired loans	$37,335	$38,377	$5,113

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,826	$5	$3,059	$—	$1,834	$13	$1,370	$—
Real estate construction − commercial	—	—	528	—	—	—	271	—
Real estate mortgage − residential	1,266	12	2,758	—	1,391	21	1,355	—
Real estate mortgage − commercial	9,459	—	1,448	7	9,458	—	1,178	13
Installment and other consumer	—	—	15	—	—	—	12	—
Total	$12,551	$17	$7,808	$7	$12,683	$34	$4,186	$13
With an allowance recorded:
Commercial, financial and agricultural	$5,553	$7	$1,615	$11	$5,548	$13	$1,195	$19
Real estate construction − residential	125	—	—	—	158	—	—	—
Real estate construction − commercial	165	—	766	—	182	—	142	—
Real estate mortgage − residential	1,692	4	3,724	8	1,779	11	2,990	28
Real estate mortgage − commercial	16,323	8	540	3	16,189	15	438	6
Installment and other consumer	58	—	147	1	71	3	135	7
Total	$23,916	$19	$6,792	$23	$23,927	$42	$4,900	$60
Total impaired loans	$36,467	$36	$14,600	$30	$36,610	$76	$9,086	$73

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to TDRs, was $36,000 and $76,000 for the three and six months ended June 30, 2021, respectively, compared to $30,000 and $73,000 for the three and six months ended June 30, 2020, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2021 and December 31, 2020.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
June 30, 2021
Commercial, Financial, and Agricultural	$256,916	$31	$—	$6,564	$263,511
Real estate construction − residential	35,760	—	—	—	35,760
Real estate construction − commercial	74,612	64	—	112	74,788
Real estate mortgage − residential	265,400	91	—	1,773	267,264
Real estate mortgage − commercial	602,558	204	—	25,313	628,075
Installment and Other Consumer	24,423	47	5	21	24,496
Total	$1,259,669	$437	$5	$33,783	$1,293,894
December 31, 2020
Commercial, Financial, and Agricultural	$265,821	$380	$—	$6,717	$272,918
Real estate construction − residential	29,500	—	—	192	29,692
Real estate construction − commercial	77,944	—	—	200	78,144
Real estate mortgage − residential	259,688	546	—	2,105	262,339
Real estate mortgage − commercial	591,815	4	—	25,314	617,133
Installment and Other Consumer	26,576	117	17	31	26,741
Total	$1,251,344	$1,047	$17	$34,559	$1,286,967

The Company's past due and non-accrual loans at June 30, 2021 and December 31, 2020 do not include $19.2 million and $57.1 million of loans accepting forbearance under the CARES Act, respectively. Their delinquency status will not change through the forbearance period as they are fulfilling the agreement they have made with the Company. Of the total remaining $42.8 million loan modifications under the CARES Act, $23.5 million, are on non-accrual status at June 30, 2021.

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses are identified that may result in the borrower being unable to meet repayment terms or the Company’s credit position could deteriorate at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs that are accruing interest are classified as performing TDRs. Loans classified as TDRs, that are not accruing interest are classified as non-performing TDRs and are included with all other

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

non-accrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful.

The following table presents the risk categories by class at June 30, 2021 and December 31, 2020.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At June 30, 2021
Watch	$12,544	$535	$4,750	$14,556	$63,487	$—	$95,872
Substandard	628	—	2,670	782	556	—	4,636
Performing TDRs	798	—	—	1,136	334	40	2,308
Non-accrual loans	6,564	—	112	1,773	25,313	21	33,783
Total	$20,534	$535	$7,532	$18,247	$89,690	$61	$136,599
At December 31, 2020
Watch	$9,649	$545	$10,806	$15,835	$66,936	$—	$103,771
Substandard	598	—	—	1,002	1,662	—	3,262
Performing TDRs	835	—	—	1,521	343	77	2,776
Non-accrual loans	6,717	192	200	2,105	25,314	31	34,559
Total	$17,799	$737	$11,006	$20,463	$94,255	$108	$144,368

Troubled Debt Restructurings

At June 30, 2021, loans classified as TDRs totaled $3.1 million, of which $0.8 million were classified as non-performing TDRs and $2.3 million were classified as performing TDRs. At December 31, 2020, loans classified as TDRs totaled $3.7 million, of which $0.9 million were classified as non-performing TDRs and $2.8 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $154,000 and $214,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2021 and December 31, 2020, respectively.

Beginning in 2020, the Company began offering short-term loan modification to assist borrowers during the COVID-19 pandemic. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the join interagency statement, and therefore, the Company does not account for such loan modifications as TDRs. At June 30, 2021, $42.8 million, or 3.3% of total loans, remained in some form of a modification. These loan modifications include $11.4 million on interest only, $26.4 million on full deferral and $5.0 million with extended amortization. Of the $26.4 million loan modifications on full deferral, $23.5 million, or 55.0% of the total remaining loan modifications, were determined to be on non-accrual status as of June 30, 2021.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Three Months Ended June 30,
	2021			2020
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Real estate mortgage − residential	—	$—	$—	1	$111	$119
Total	—	$—	$—	1	$111	$119

	Six Months Ended June 30,
	2021			2020
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Real estate mortgage - residential	—	$—	$—	1	$111	$119
Installment and other consumer	—	—	—	1	6	5
Total	—	$—	$—	2	$117	$124
(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans meeting the TDR criteria that were modified during the three and six months ended June 30, 2021, respectively, and one and two loans that were modified during the three and six months ended June 30, 2020, respectively. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or in the process of foreclosure. There were no loans modified as a TDR that defaulted during any of the three and six months ended June 30, 2021, respectively, and one loan and no loans modified as a TDR that defaulted during the three and six months ended June 30, 2020, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and other various secondary market investors. At June 30, 2021, the carrying amount of these loans was $2.5 million compared to $5.1 million and $9.0 million at December 31, 2020 and June 30, 2020, respectively.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(3)   Other Real Estate Acquired in Settlement of Loans

	June 30,	December 31,
(in thousands)	2021	2020
Commercial	$644	$920
Real estate construction - commercial	10,986	10,986
Real estate mortgage - residential	124	201
Real estate mortgage - commercial	2,798	2,798
Total	$14,552	$14,905
Less valuation allowance for other real estate owned	(2,614)	(2,614)
Total other real estate owned	$11,938	$12,291

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$14,842	$15,737	$14,905	$15,737
Additions	—	—	30	—
Proceeds from sales	(216)	(194)	(324)	(194)
Charge-offs against the valuation allowance for other real estate owned, net	(84)	—	(84)	—
Donation	—	(266)	—	(266)
Net gain on sales	10	211	25	211
Total other real estate owned	$14,552	$15,488	$14,552	$15,488
Less valuation allowance for other real estate owned	(2,614)	(2,968)	(2,614)	(2,968)
Balance at end of period	$11,938	$12,520	$11,938	$12,520

At June 30, 2021, $214,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $287,000 of consumer mortgage loans at December 31, 2020.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$2,702	$2,968	$2,614	$2,956
Provision (release) for other real estate owned	(4)	—	84	12
Charge-offs	(84)	—	(84)	—
Balance, end of period	$2,614	$2,968	$2,614	$2,968

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2021 and December 31, 2020 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
June 30, 2021
U.S. Treasury	$3,015	$19	$—	$3,034
U.S. government and federal agency obligations	2,035	33	—	2,068
U.S. government-sponsored enterprises	19,330	261	(96)	19,495
Obligations of states and political subdivisions	104,777	1,652	(184)	106,245
Mortgage-backed securities	133,607	1,665	(634)	134,638
Other debt securities (a)	8,825	464	—	9,289
Bank issued trust preferred securities (a)	1,486	—	(242)	1,244
Total available-for-sale securities	$273,075	$4,094	$(1,156)	$276,013

December 31, 2020
U.S. Treasury	$2,772	$26	$—	$2,798
U.S. government and federal agency obligations	11,732	197	—	11,929
U.S. government-sponsored enterprises	22,495	379	—	22,874
Obligations of states and political subdivisions	56,943	1,801	—	58,744
Mortgage-backed securities	88,357	1,809	(54)	90,112
Other debt securities (a)	10,000	358	(14)	10,344
Bank issued trust preferred securities (a)	1,486	—	(257)	1,229
Total available-for-sale securities	$193,785	$4,570	$(325)	$198,030

(a) Certain hybrid instruments possessing characteristics typically associated with debt obligations.

The Company’s investment securities are classified as available for sale. Agency bonds and notes, SBA guaranteed loan certificates, residential and commercial agency mortgage-backed securities, and agency collateralized mortgage obligations (CMO) include securities issued by the Government National Mortgage Association (GNMA), a U.S. government agency, and the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC), and the Federal Home Loan Bank (FHLB), which are U.S. government-sponsored enterprises.

Debt securities with carrying values aggregating approximately $209.5 million and $153.9 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2021, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,827	$4,850
Due after one year through five years	14,407	14,619
Due after five years through ten years	34,713	35,556
Due after ten years	85,521	86,350
Total	139,468	141,375
Mortgage-backed securities	133,607	134,638
Total available-for-sale securities	$273,075	$276,013

Other securities

Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations.

	June 30,	December 31,
(in thousands)	2021	2020
Other securities:
FHLB stock	$5,813	$6,170
MIB stock	151	151
Equity securities with readily determinable fair values	45	32
Total other investment securities	$6,009	$6,353

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 were as follows:

	Less than 12 months		12 months or more
					Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses *	Value	Losses	Value	Losses
At June 30, 2021
U.S. Treasury	$1,018	$—	$—	$—	$1,018	$—
U.S. government-sponsored enterprises	4,904	(96)	—	—	4,904	(96)
Obligations of states and political subdivisions	24,850	(184)	—	—	24,850	(184)
Mortgage-backed securities	54,708	(634)	—	—	54,708	(634)
Bank issued trust preferred securities	—	—	1,244	(242)	1,244	(242)
Total	$85,480	$(914)	$1,244	$(242)	$86,724	$(1,156)

(in thousands)
At December 31, 2020
U.S. Treasury	$1,015	$—	$—	$—	$1,015	$—
Mortgage-backed securities	7,494	(54)	—	—	7,494	(54)
Other debt securities	2,987	(14)	—	—	2,987	(14)
Bank issued trust preferred securities	—	—	1,229	(257)	1,229	(257)
Total	$11,496	$(68)	$1,229	$(257)	$12,725	$(325)

* Amounts less than $1,000 are not reported

The total available-for-sale portfolio consisted of approximately 406 securities at June 30, 2021. The portfolio included 78 securities having an aggregate fair value of $86.7 million that were in a loss position at June 30, 2021. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $1.2 million at fair value at June 30, 2021. The $1.2 million aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2021 was caused by interest rate fluctuations.

The total available-for-sale portfolio consisted of approximately 308 securities at December 31, 2020. The portfolio included 10 securities having an aggregate fair value of $12.7 million that were in a loss position at December 31, 2020. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $1.2 million at fair value at December 31, 2020. The $325,000 aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2020 was caused by interest rate fluctuations.

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2021 and December 31, 2020, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Investment securities gains, net
Available-for-sale securities:
Gross realized gains	$—	$6	$2	$6
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	—	1	13	—
Investment securities gains, net	$—	$7	$15	$6

(5)   Intangible Assets

Mortgage Servicing Rights

At June 30, 2021, the Company was servicing approximately $286.6 million of loans sold to the secondary market compared to $292.7 million at December 31, 2020, and $273.8 million at June 30, 2020. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $193,000 and $386,000 for the three and six months ended June 30, 2021, respectively, compared to $234,000 and $422,000 for the three and six months ended June 30, 2020, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,494	$2,274	$2,445	$2,482
Originated mortgage servicing rights	123	121	292	188
Changes in fair value:
Due to changes in model inputs and assumptions (1)	260	(122)	282	(320)
Other changes in fair value (2)	(102)	(128)	(244)	(205)
Total changes in fair value	158	(250)	38	(525)
Balance at end of period	$2,775	$2,145	$2,775	$2,145
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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,
	2021	2020
Weighted average constant prepayment rate	11.81%	18.03%
Weighted average note rate	3.41%	3.81%
Weighted average discount rate	8.00%	7.75%
Weighted average expected life (in years)	6.0	4.0

(6)   Federal funds purchased and securities sold under agreements to repurchase

	June 30,	December 31,
(in thousands)	2021	2020
Federal funds purchased	$—	$—
Repurchase agreements	32,018	45,154
Total	$32,018	$45,154

The Company offers a sweep account program whereby amounts in excess of an established limit are “swept” from the customer’s demand deposit account on a daily basis into retail repurchase agreements pursuant to individual repurchase agreements between the Company and its customers. Repurchase agreements are agreements to sell securities subject to an obligation to repurchase the same or similar securities. They are accounted for as collateralized financing transactions, not as sales and purchases of the securities portfolio. The securities collateral pledged for the repurchase agreements with customers is maintained by a designated third-party custodian. The collateral amounts pledged to repurchase agreements by remaining maturity in the table below are limited to the outstanding balances of the related asset or liability; thus amounts of excess collateral are not shown.

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At June 30, 2021
U.S. government-sponsored enterprises	$6,925	$—	$—	$6,925
Mortgage-backed securities	25,093	—	—	25,093
Total	$32,018	$—	$—	$32,018

At December 31, 2020
U.S. government and federal agency obligations	$2,728	$—	$—	$2,728
U.S. government-sponsored enterprises	15,533	—	—	15,533
Mortgage-backed securities	26,893	—	—	26,893
Total	$45,154	$—	$—	$45,154

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of June 30, 2021, operating right of use (ROU) assets and liabilities were $2.0 million and $2.0 million,

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

respectively. As of June 30, 2021, the weighted-average remaining lease term on these operating leases is approximately 6.9 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

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

Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $95,000 and $196,000 for the three and six months ended June 30, 2021, respectively, compared to $80,000 and $166,000 for the three and six months ended June 30, 2020, respectively.

At adoption of Accounting Standards Update (ASU) 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $19,000 and $32,000 for the three and six months ended June 30, 2021, respectively, compared to $25,000 and $60,000 for the three and six months ended June 30, 2020, respectively.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2021 (excluding 6 months ended June 30, 2021)	$182
2022	367
2023	366
2024	258
2025	257
Thereafter	830
Total lease payments	2,260
Less imputed interest	(277)
Total lease liabilities, as reported	$1,983

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.7% and 19.2% for the three and six months ended June 30, 2021, respectively, compared to 18.6% and 17.9% for the three and six months ended June 30, 2020, respectively. The increase in the effective tax rate for each of the three and six

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings. The effective tax rate for each of the three and six months ended June 30, 2021 and 2020, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of June 30, 2021. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and six months ended June 30, 2021 and 2020, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	Income
(in thousands)	on Securities (1)	Costs (2)	(Loss)
Balance at beginning of period	$3,353	$(1,825)	$1,528
Other comprehensive income (loss), before reclassifications	(1,305)	184	(1,121)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(2)
Current period other comprehensive income (loss), before tax	(1,307)	184	(1,123)
Income tax benefit (expense)	275	(39)	236
Current period other comprehensive income (loss), net of tax	(1,032)	145	(887)
Balance at end of period	$2,321	$(1,680)	$641

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2020
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	Income
(in thousands)	on Securities (1)	Costs (2)	(Loss)
Balance at beginning of period	$(23)	$(3,732)	$(3,755)
Other comprehensive income, before reclassifications	3,888	107	3,995
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	(6)
Current period other comprehensive income, before tax	3,882	107	3,989
Income tax expense	(815)	(23)	(838)
Current period other comprehensive income, net of tax	3,067	84	3,151
Balance at end of period	$3,044	$(3,648)	$(604)
(1)	The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Payroll taxes	$356	$336	$791	$725
Medical plans	519	497	969	924
401(k) match and profit sharing	444	338	943	644
Periodic pension cost	482	343	898	807
Other	3	5	7	28
Total employee benefits	$1,804	$1,519	$3,608	$3,128

The Company’s profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company makes annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown.

Other Plans

On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (SERP), which became effective on January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.

The accrued liability relating to the SERP was $1.2 million as of June 30, 2021, and the expense for the three and six months ended June 30, 2021 was $97,000 and $193,000, respectively, compared to $80,000 and $160,000 for the three and six months ended June 30, 2020, respectively, and is recognized over the required service period.

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

Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income

The following items are components of net pension cost for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Service cost - benefits earned during the year	$1,692	$1,614
Interest costs on projected benefit obligations (a)	1,072	1,127
Expected return on plan assets (a)	(1,843)	(1,598)
Expected administrative expenses	104	110
Amortization of prior service cost (a)	—	50
Amortization of unrecognized net loss (a)	367	164
Net periodic pension cost	$1,392	$1,467

(a)	The components of net periodic pension cost other than the service cost component are included in other non-interest expense.

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

participants in the pension plan. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits.

(11)   Earnings per Share

Stock Dividend

On July 1, 2021, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2021. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share:
Net income available to shareholders	$4,892	$3,282	$10,731	$4,150
Average shares outstanding	6,616,975	6,740,147	6,617,171	6,752,418
Basic earnings per share	$0.74	$0.49	$1.62	$0.61
Diluted earnings per share:
Net income available to shareholders	$4,892	$3,282	$10,731	$4,150
Average shares outstanding	6,616,975	6,740,147	6,617,171	6,752,418
Diluted earnings per share	$0.74	0.49	$1.62	0.61

Repurchase Program

In 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company repurchased 117,632 shares at an average cost of $18.26 per share totaling $2.1 million during the first quarter of 2021.

During the second quarter of 2021, the Company's Board of Directors reauthorized the purchase of up to $5.0 million market value of the Company's common stock under the 2019 authorization. There were no shares repurchased during the second quarter of 2021. As of June 30, 2021, $5.0 million remained available for the repurchase of shares pursuant to the share repurchase authorization.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(12)   Fair Value Measurements

Fair value represents the amount expected to be received to sell an asset or paid to transfer a liability in its principal or most advantageous market in an orderly transaction between market participants at the measurement date.

Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under U.S. GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows.

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

In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Financial Statements. Nonfinancial assets measured at fair value on a non-recurring basis would include foreclosed real estate, long-lived assets, and core deposit intangible assets, which are reviewed when circumstances or other events indicate that impairment may have occurred.

Valuation Methods for Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:

Available-for-Sale Securities

The fair value measurements of the Company’s investment securities are determined by a third-party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to independent verification to another pricing source by management each quarter for reasonableness.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Assets:
U.S. Treasury	$3,034	$3,034	—	$—
U.S. government and federal agency obligations	2,068	—	2,068	—
U.S. government-sponsored enterprises	19,495	—	19,495	—
Obligations of states and political subdivisions	106,245	—	106,245	—
Mortgage-backed securities	134,638	—	134,638	—
Other debt securities	9,289	—	9,289	—
Bank-issued trust preferred securities	1,244	—	1,244	—
Equity securities	45	45	—	—
Mortgage servicing rights	2,775	—	—	2,775
Total	$278,833	$3,079	$272,979	$2,775

December 31, 2020
Assets:
U.S. Treasury	$2,798	$2,798	—	$—
U.S. government and federal agency obligations	11,929	—	11,929	—
U.S. government-sponsored enterprises	22,874	—	22,874	—
Obligations of states and political subdivisions	58,744	—	58,744	—
Mortgage-backed securities	90,112	—	90,112	—
Other debt securities	10,344	—	10,344	—
Bank-issued trust preferred securities	1,229	—	1,229	—
Equity securities	32	32	—	—
Mortgage servicing rights	2,445	—	—	2,445
Total	$200,507	$2,830	$195,232	$2,445

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,494	$2,274	$2,445	$2,482
Total gains or (losses) (realized/unrealized):
Included in earnings	158	(250)	38	(525)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	123	121	292	188
Settlements	—	—	—	—
Balance at end of period	$2,775	$2,145	$2,775	$2,145

Valuation Methods for Assets and Liabilities Measured at Fair Value on a nonrecurring basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a Non-recurring Basis:

Collateral Dependent Impaired Loans

While the overall loan portfolio is not carried at fair value, the Company periodically records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2021, the Company identified $31.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $5.0 million. Related to these loans, there were $11,000 and $34,000 in charge-offs recorded during the three and six months ended June 30, 2021, respectively. As of June 30, 2020, the Company identified $7.0 million in collateral dependent impaired loans that had specific allowances for losses aggregating $0.4 million. Related to these loans, there were $37,000 and $92,000 in charge-offs recorded during the three and six months ended June 30, 2020, respectively.

Other Real Estate and Foreclosed Assets

Other real estate owned (OREO) and foreclosed assets consisted of loan collateral that has been repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets initially

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

are carried at fair value of the collateral less estimated selling costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state-certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on the Company’s historical knowledge, changes in market conditions from the time of appraisal or other information available. During the holding period, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

		Fair Value Measurements Using
		Quoted Prices
		in Active			Three Months	Six Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	June 30,	June 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
June 30, 2021
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$3,976	$—	$—	$3,976	$—	$—
Real estate mortgage - residential	359	—	—	359	(3)	(3)
Real estate mortgage - commercial	22,420	—	—	22,420	(2)	(25)
Installment and other consumer	—	—	—	—	(6)	(6)
Total	$26,755	$—	$—	$26,755	$(11)	$(34)
Other real estate and repossessed assets	$11,938	$—	$—	$11,938	$14	$(59)

June 30, 2020
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$2,408	$—	$—	$2,408	$—	$—
Real estate construction - commercial	837	—	—	837	—	—
Real estate mortgage - residential	2,031	—	—	2,031	(32)	(51)
Real estate mortgage - commercial	1,304	—	—	1,304	(2)	(24)
Installment and other consumer	11	—	—	11	(3)	(17)
Total	$6,591	$—	$—	$6,591	$(37)	$(92)
Other real estate and repossessed assets	$12,520	$—	$—	$12,520	$213	$199
*	Total losses reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

using comparable market rates for similar types of loan products and adjusted for market factors. The discount rates used are estimated using comparable market rates for similar types of loan products adjusted to be commensurate with the credit risk, overhead costs, and optionality of such instruments.

Loans Held for Sale

Loans originated and intended to be sold in the secondary market, generally 1-4 family residential mortgage loans, are carried, in aggregate, at the lower of cost or estimated fair value. The estimated fair value measurements of loans held for sale are management's best estimate of fair value, which is primarily based on quoted market prices for similar loans in the secondary market.

Investment Securities

A detailed description of the fair value measurement of the debt instruments in the available-for-sale sections of the investment security portfolio is provided in the Fair Value Measurement section above. A schedule of investment securities by category and maturity is provided in the notes on Investment Securities.

Other Investment Securities

Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and MIB bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations. Equity securities that are not actively traded are classified in level 2.

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

Cash Surrender Value - Life Insurance

The fair value of Bank-owned life insurance (BOLI) approximates the carrying amount. Upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 is as follows:

			June 30, 2021
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	June 30, 2021		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$17,920	$17,920	$17,920	$—	$—
Federal funds sold and overnight interest-bearing deposits	58,514	58,514	58,514	—	—
Certificates of deposit in other banks	7,165	7,165	7,165	—	—
Available-for-sale securities	276,013	276,013	3,034	272,979	—
Other investment securities	6,009	6,009	45	5,964	—
Loans, net	1,275,159	1,299,656	—	—	1,299,656
Loans held for sale	2,487	2,565	—	—	2,565
Cash surrender value - life insurance	2,480	2,480	—	2,480	—
Accrued interest receivable	6,849	6,849	6,849	—	—
Total	$1,652,596	$1,677,171	$93,527	$281,423	$1,302,221
Liabilities:
Deposits:
Non-interest bearing demand	$433,288	$433,288	$433,288	$—	$—
Savings, interest checking and money market	704,236	704,236	704,236	—	—
Time deposits	243,477	244,871	—	—	244,871
Federal funds purchased and securities sold under agreements to repurchase	32,018	32,018	32,018	—	—
Federal Home Loan Bank advances and other borrowings	93,554	95,314	—	95,314	—
Subordinated notes	49,486	41,424	—	41,424	—
Accrued interest payable	376	376	376	—	—
Total	$1,556,435	$1,551,527	$1,169,918	$136,738	$244,871

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

			December 31, 2020
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	December 31, 2020		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$19,235	$19,235	$19,235	$—	$—
Federal funds sold and overnight interest-bearing deposits	161,128	161,128	161,128	—	—
Certificates of deposit in other banks	9,376	9,376	9,376	—	—
Available-for-sale securities	198,030	198,030	2,798	195,232	—
Other investment securities	6,353	6,353	32	6,321	—
Loans, net	1,268,854	1,288,677	—	—	1,288,677
Loans held for sale	5,099	5,279	—	—	5,279
Cash surrender value - life insurance	2,451	2,451	—	2,451	—
Accrued interest receivable	6,640	6,640	6,640	—	—
Total	$1,677,166	$1,697,169	$199,209	$204,004	$1,293,956
Liabilities:
Deposits:
Non-interest bearing demand	$382,492	$382,492	$382,492	$—	$—
Savings, interest checking and money market	723,808	723,808	723,808	—	—
Time deposits	277,306	279,569	—	—	279,569
Federal funds purchased and securities sold under agreements to repurchase	45,154	45,154	45,154	—	—
Federal Home Loan Bank advances and other borrowings	106,674	110,121	—	110,121	—
Subordinated notes	49,486	40,929	—	40,929	—
Accrued interest payable	837	837	837	—	—
Total	$1,585,757	$1,582,910	$1,152,291	$151,050	$279,569

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2021, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	June 30,	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$271,115	$264,528
Commitments to originate residential first and second mortgage loans	22,488	51,270
Standby letters of credit	3,625	125,800
Total	$297,228	$441,598

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2021.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the Company), including, without limitation:

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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

●	competitive pressures among financial services companies may increase significantly,
●	changes in the interest rate environment may reduce interest margins,
●	general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
●	increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
●	costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
●	legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
●	changes may occur in the securities markets and,
●	effects of the COVID-19 pandemic, or any resurgence thereof, or other adverse external events.

We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.7 billion in assets at June 30, 2021, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.

The Company’s primary source of revenue is net interest income derived primarily from lending and deposit taking activities. Much of the Company’s business is commercial, commercial real estate development, and residential mortgage lending. The Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing activity.

The success of the Company’s growth strategy depends primarily on the ability of the Bank to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. The Company’s financial performance also depends, in part, on its ability to manage various portfolios and to successfully introduce additional financial products and services by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction. Furthermore, the success of the Company’s growth strategy depends on its ability to maintain sufficient regulatory capital levels during periods in which general economic conditions are unfavorable and despite economic conditions being beyond its control.

The Bank is a full-service bank conducting a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.

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

Significant Developments and Transactions

Each item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2021 and 2020, respectively, and our financial condition as of June 30, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Although many of the restrictive measures have been eased during 2020 and into 2021, and the U.S. economy has begun to recover and with the availability and distribution of a COVID-19 vaccine, the extent of the impact of the COVID-19 pandemic on the Company’s business remains highly uncertain and difficult to predict.  If the COVID-19 pandemic subsides, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the distribution of vaccines and the efficacy of those vaccines, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by the Company’s customers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company’s customers to recover from the negative economic impacts of the pandemic as it subsides, all of which are uncertain and cannot be predicted.

Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Missouri, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity While positive tailwinds exist, we recognize that our business and consumer customers are experiencing varying degrees of financial distress, which is expected to continue into the third quarter of 2021, especially as new COVID-19 variant infections increase and new health and safety measures are implemented. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the pandemic. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hotel/lodging, restaurants, entertainment, retail and commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above may continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the hotel, restaurant, gaming, long-term healthcare and retail industries will continue to endure significant economic distress, which has caused, and may continue to cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our consumer loan business and loan portfolio, and the value of certain collateral securing our loans.

The Company continues to lend to qualified consumer and commercial customers. We continue to participate in the SBA’s Small Business Paycheck Protection Program (PPP).  As of June 30, 2021, the net balance of the PPP loans totaled $49.6 million.

Beginning in 2020, as provided for by the CARES Act, the Company offered payment modifications to borrowers. At December 31, 2020, these modifications totaled $86.7 million, or 6.7% of total loans. At June 30, 2021, $42.8 million, or 3.3% of total loans, remained in some form of a modification. These loan modifications include $11.4 million on interest only, $26.4 million on full deferral and $5.0 million with extended amortization. As permitted by the CARES Act and other regulatory guidance, the Company has elected to suspend accounting principles generally accepted in the United States of America (U.S. GAAP) and regulatory determinations for loan modifications relating to the COVID-19 pandemic that would otherwise require evaluation as troubled debt restructurings (TDRs). The Company expects most of these modified loans to recover from the pandemic, but uncertainty regarding the short-term and long-term effects of the COVID-19 pandemic remain that may require the Company to downgrade modified loans which may increase our allowance for loan losses, reverse interest income previously recognized but not received, or charge-off modified loans.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and six months ended June 30, 2021 and 2020, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Per Share Data
Basic earnings per share	$0.74	$0.49	$1.62	$0.61
Diluted earnings per share	0.74	0.49	1.62	0.61
Cash dividends paid on common stock	828	750	1,670	1,503
Book value per share			20.63	17.78
Market price per share			22.93	18.93
Selected Ratios
(Based on average balance sheet data)
Return on total assets	1.14%	0.81%	1.26%	0.53%
Return on stockholders' equity	14.64%	11.12%	16.31%	7.06%
Stockholders' equity to total assets	7.76%	7.24%	7.70%	7.51%
Efficiency ratio (1)	64.45%	69.59%	63.14%	70.17%
Net interest spread	3.24%	3.25%	3.34%	3.26%
Net interest margin	3.40%	3.46%	3.51%	3.51%

(Based on end-of-period data)
Stockholders' equity to assets			7.99%	7.13%
Total risk-based capital ratio			14.66%	14.64%
Tier 1 risk-based capital ratio			13.20%	12.76%
Common equity Tier 1 capital			9.91%	9.58%
Tier 1 leverage ratio (2)			10.49%	9.82%
(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.

RESULTS OF OPERATIONS ANALYSIS

The Company has prepared all of the consolidated financial information in this report in accordance with U.S. GAAP. In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net interest income	$13,671	$13,339	$332	2.5%	$28,062	$25,865	$2,197	8.5%
Provision for loan losses	400	900	(500)	(55.6)	400	4,200	(3,800)	(90.5)
Non-interest income	4,589	2,856	1,733	60.7	9,031	5,147	3,884	75.5
Investment securities gains, net	—	7	(7)	(100.0)	15	6	9	150.0
Non-interest expense	11,769	11,270	499	4.4	23,420	21,761	1,659	7.6
Income before income taxes	6,091	4,032	2,059	51.1	13,288	5,057	8,231	162.8
Income tax expense	1,199	750	449	59.9	2,557	907	1,650	181.9
Net income	$4,892	$3,282	$1,610	49.1%	$10,731	$4,150	$6,581	158.6%

Consolidated net income of $4.9 million, or $0.74 per diluted share, for the three months ended June 30, 2021 increased $1.6 million compared to $3.3 million, or $0.49 per diluted share, for the three months ended June 30, 2020. For the three months ended June 30, 2021, the return on average assets was 1.14%, the return on average stockholders’ equity was 14.64%, and the efficiency ratio was 64.5%.

Consolidated net income of $10.7 million, or $1.62 per diluted share, for the six months ended June 30, 2021 increased $6.6 million compared to $4.1 million, or $0.61 per diluted share, for the six months ended June 30, 2020. For the six months ended June 30, 2021, the return on average assets was 1.26%, the return on average stockholders’ equity was 16.31%, and the efficiency ratio was 63.1%.

Net interest income was $13.7 million and $28.1 million for the three and six months ended June 30, 2021, respectively, compared to $13.3 million and $25.9 million for the three and six months ended June 30, 2020, respectively. The net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.40% for the three months ended June 30, 2021 compared to 3.46% for the three months ended June 30, 2020, and was consistent at 3.51% for both the six months ended June 30, 2021 and 2020. These changes are discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis section below.

A $0.4 million provision for loan losses was required for both the three and six months ended June 30, 2021 compared to a $0.9 million and $4.2 million provision for the three and six months ended June 30, 2020, respectively. The decreased provision in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 resulted primarily from the impact of net recoveries and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic. Criticized loan levels remain elevated when compared to pre-pandemic levels due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic.

The Company’s net loan charge-offs (recoveries) were $26,000 and $(222,000) for the three and six months ended June 30, 2021, respectively, compared to net loan (recoveries) charge-offs of $(29,000) and $55,000 for the three and six months ended June 30, 2020, respectively.

Non-performing loans totaled $33.8 million, or 2.61% of total loans, at June 30, 2021 compared to $34.6 million, or 2.69% of total loans, at December 31, 2020, and $8.9 million, or 0.70% of total loans, at June 30, 2020. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income increased $1.7 million, or 60.7%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased $3.9 million, or 75.5%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Non-interest expense increased $0.5 million, or 4.4%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased $1.7 million, or 7.6%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheet Data

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and six month periods ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,
	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$256,557	$2,999	4.69%	$280,867	$3,121	4.47%
Real estate construction - residential	35,005	427	4.89	25,993	331	5.12
Real estate construction - commercial	77,726	913	4.71	84,824	962	4.56
Real estate mortgage - residential	263,477	2,843	4.33	248,852	2,922	4.72
Real estate mortgage - commercial	618,126	6,620	4.30	586,043	6,992	4.80
Installment and other consumer	24,794	242	3.91	30,071	307	4.11
Total loans	$1,275,685	$14,044	4.42%	$1,256,650	$14,635	4.68%
Loans held for sale	$4,222	$29	2.76%	$11,513	$50	1.75%
Investment securities:
U.S. Treasury	$3,039	$8	1.06%	$776	$4	2.07%
U.S. government and federal agency obligations	22,730	99	1.75	46,981	245	2.10
Obligations of states and political subdivisions	88,153	670	3.05	43,833	318	2.92
Mortgage-backed securities	131,134	416	1.27	100,558	413	1.65
Other debt securities	12,886	158	4.92	6,111	81	5.33
Total investment securities	$257,942	$1,351	2.10%	$198,259	$1,061	2.15%
Other investment securities	6,069	81	5.35	7,421	72	3.90
Federal funds sold and interest bearing deposits in other financial institutions	116,655	88	0.30	99,629	117	0.47
Total interest earning assets	$1,660,573	$15,593	3.77%	$1,573,472	$15,935	4.07%
All other assets	85,077			82,098
Allowance for loan losses	(18,467)			(15,854)
Total assets	$1,727,183			$1,639,716
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$227,179	$134	0.24%	$187,559	$120	0.26%
Savings	156,944	14	0.04	114,369	10	0.04
Interest checking	41,336	47	0.46	45,996	75	0.66
Money market	281,831	81	0.12	282,722	85	0.12
Time deposits	246,862	504	0.82	304,986	1,040	1.37
Total interest bearing deposits	$954,152	$780	0.33%	$935,632	$1,330	0.57%
Federal funds purchased and securities sold under agreements to repurchase	45,261	26	0.23	39,355	59	0.60
Federal Home Loan Bank advances and other borrowings	94,823	385	1.63	136,983	612	1.80
Subordinated notes	49,486	307	2.49	49,486	381	3.10
Total borrowings	$189,570	$718	1.52%	$225,824	$1,052	1.87%
Total interest bearing liabilities	$1,143,722	$1,498	0.53%	$1,161,456	$2,382	0.82%
Demand deposits	433,879			343,000
Other liabilities	15,582			16,563
Total liabilities	1,593,183			1,521,019
Stockholders' equity	134,000			118,697
Total liabilities and stockholders' equity	$1,727,183			$1,639,716
Net interest income (FTE)		$14,095			$13,553
Net interest spread			3.24%			3.25%
Net interest margin			3.40%			3.46%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended June 30, 2021 and 2020. Such adjustments totaled $424,000 and $214,000 for the three months ended June 30, 2021 and 2020, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)

Fees and costs on loans are included in interest income ($0.5 million and $0.4 million of PPP fees were included in commercial loan income for the three months ended June 30, 2021 and 2020, respectively).

	Six Months Ended June 30,
	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$257,087	$7,156	5.61%	$239,975	$5,692	4.77%
Real estate construction - residential	34,252	822	4.84	24,730	654	5.32
Real estate construction - commercial	78,150	1,791	4.62	85,199	2,070	4.89
Real estate mortgage - residential	261,768	5,684	4.38	249,804	6,064	4.88
Real estate mortgage - commercial	619,991	13,219	4.30	579,588	13,997	4.86
Installment and other consumer	25,390	508	4.03	30,756	652	4.26
Total loans	$1,276,638	$29,180	4.61%	$1,210,052	$29,129	4.84%
Loans held for sale	$4,858	$54	2.24%	$6,702	$55	1.65%
Investment securities:
U.S. Treasury	$3,023	$16	1.07%	$768	$7	1.83%
U.S. government and federal agency obligations	23,473	201	1.73	42,074	440	2.10
Obligations of states and political subdivisions	74,878	1,122	3.02	40,309	589	2.94
Mortgage-backed securities	123,351	798	1.30	102,293	938	1.84
Other debt securities	12,216	301	4.97	5,256	141	5.39
Total investment securities	$236,941	$2,438	2.08%	$190,700	$2,115	2.23%
Other investment securities	6,026	165	5.52	6,837	173	5.09
Federal funds sold and interest bearing deposits in other financial institutions	132,899	190	0.29	90,922	442	0.98
Total interest earning assets	$1,657,362	$32,027	3.90%	$1,505,213	$31,914	4.26%
All other assets	84,905			82,617
Allowance for loan losses	(18,466)			(14,219)
Total assets	$1,723,801			$1,573,611
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$229,234	$272	0.24%	$186,601	$409	0.44%
Savings	149,879	26	0.04	107,615	32	0.06
Interest checking	51,373	122	0.48	46,646	248	1.07
Money market	280,539	164	0.12	276,621	548	0.40
Time deposits	256,899	1,176	0.92	314,045	2,205	1.41
Total interest bearing deposits	$967,924	$1,760	0.37%	$931,528	$3,442	0.74%
Federal funds purchased and securities sold under agreements to repurchase	43,394	52	0.24	32,822	96	0.59
Federal Home Loan Bank advances and other borrowings	96,479	781	1.63	122,507	1,244	2.04
Subordinated notes	49,486	617	2.51	49,486	882	3.58
Total borrowings	$189,359	$1,450	1.54%	$204,815	$2,222	2.18%
Total interest bearing liabilities	$1,157,283	$3,210	0.56%	$1,136,343	$5,664	1.00%
Demand deposits	416,749			302,122
Other liabilities	17,083			16,998
Total liabilities	$1,591,115			$1,455,463
Stockholders' equity	132,686			118,148
Total liabilities and stockholders' equity	$1,723,801			$1,573,611
Net interest income (FTE)		$28,817			$26,250
Net interest spread			3.34%			3.26%
Net interest margin			3.51%			3.51%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the six months ended June 30, 2021 and 2020. Such adjustments totaled $755,000 and $385,000 for the six months ended June 30, 2021 and 2020, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)

Fees and costs on loans are included in interest income ($2.0 million and $0.4 million of PPP fees were included in commercial loan income for the six months ended June 30, 2021 and 2020, respectively).

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$(122)	$(279)	$157	$1,464	$427	$1,037
Real estate construction - residential	96	111	(15)	168	233	(65)
Real estate construction - commercial	(49)	(82)	33	(279)	(165)	(114)
Real estate mortgage - residential	(79)	166	(245)	(380)	280	(660)
Real estate mortgage - commercial	(372)	369	(741)	(778)	933	(1,711)
Installment and other consumer	(65)	(52)	(13)	(144)	(109)	(35)
Loans held for sale	(21)	(42)	21	(1)	(17)	16
Investment securities:
U.S. Treasury	4	7	(3)	9	13	(4)
U.S. government and federal agency obligations	(146)	(110)	(36)	(239)	(170)	(69)
Obligations of states and political subdivisions	352	337	15	533	517	16
Mortgage-backed securities	3	110	(107)	(140)	170	(310)
Other debt securities	77	84	(7)	160	173	(13)
Other investment securities	9	(15)	24	(8)	(22)	14
Federal funds sold and interest bearing deposits in other financial institutions	(29)	18	(47)	(252)	147	(399)
Total interest income	$(342)	$622	$(964)	$113	$2,410	$(2,297)
Interest expense:
NOW accounts	14	24	(10)	(137)	79	(216)
Savings	4	4	—	(6)	10	(16)
Interest checking	(28)	(7)	(21)	(126)	23	(149)
Money market	(4)	—	(4)	(384)	8	(392)
Time deposits	(536)	(172)	(364)	(1,029)	(353)	(676)
Federal funds purchased and securities sold under agreements to repurchase	(33)	8	(41)	(44)	25	(69)
Federal Home Loan Bank advances and other borrowings	(227)	(175)	(52)	(463)	(237)	(226)
Subordinated notes	(74)	—	(74)	(265)	—	(265)
Total interest expense	$(884)	$(318)	$(566)	$(2,454)	$(445)	$(2,009)
Net interest income on a fully taxable equivalent basis	$542	$940	$(398)	$2,567	$2,855	$(288)
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and six months ended June 30, 2021 and 2020. Such adjustments totaled $424,000 and $755,000 for the three and six months ended June 30, 2021, respectively, compared to $214,000 and $385,000 for the three and six months ended June 30, 2020, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)

Fees and costs on loans are included in interest income ($0.5 million and $2.0 million of PPP fees for the three and six months ended June 30, 2021, respectively, compared to $0.4 million for both the three and six months ended June 30, 2020 were included in commercial loan income).

Financial results for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 reflected an increase in net interest income, on a tax equivalent basis, of $0.5 million, or 4.0%, and the financial results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 reflected an increase of $2.6 million, or 9.8%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.40% for the quarter ended June 30, 2021 compared to 3.46% for the quarter ended June 30, 2020, and remained consistent at 3.51% for both the six months ended June 30, 2021 and 2020, respectively. Net interest income increased primarily due to an increase in average earning assets and a decrease in rates paid on average interest bearing liabilities in both the three and six month comparative periods. Although average earning assets increased for both the three and six month comparative periods, net interest margin decreased quarter-over-quarter primarily due to a decrease in rates earned, while net interest margin remained consistent for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to $2.0 million in PPP income earned in 2021 compared to $0.4 million in 2020.

Average interest-earning assets increased $87.1 million, or 5.5%, to $1.66 billion for the quarter ended June 30, 2021 compared to $1.57 billion for the quarter ended June 30, 2020, and average interest bearing liabilities decreased $17.7 million, or 1.5%, to $1.14 billion for the quarter ended June 30, 2021 compared to $1.16 billion for the quarter ended June 30, 2020.

Average interest-earning assets increased $152.1 million, or 10.1%, to $1.66 billion for the six months ended June 30, 2021 compared to $1.50 billion for the six months ended June 30, 2020, average interest bearing liabilities increased $20.9 million, or 1.8%, to $1.16 billion for the six months ended June 30, 2021 compared to $1.14 billion for the six months ended June 30, 2020.

Total interest income (expressed on a fully taxable equivalent basis) was $15.6 million and $32.0 million for the three and six months ended June 30, 2021, respectively, compared to $15.9 million and $31.9 million for the three and six months ended June 30, 2020, respectively. The Company’s rates earned on interest earning assets were 3.77% and 3.90% for the three and six months ended June 30, 2021, respectively, compared to 4.07% and 4.26% for the three and six months ended June 30, 2020, respectively.

Interest income on loans held for investment was $14.0 million and $29.2 million for the three and six months ended June 30, 2021, respectively, compared to $14.6 million and $29.1 million for the three and six months ended June 30, 2020, respectively.

Average loans outstanding increased $19.0 million, or 1.5%, to $1.28 billion for the quarter ended June 30, 2021 compared to $1.26 billion for the quarter ended June 30, 2020. The average yield on loans decreased to 4.42% for the quarter ended June 30, 2021 compared to 4.68% for the quarter ended June 30, 2020.

Average loans outstanding increased $66.6 million, or 5.5%, to $1.28 billion for the six months ended June 30, 2021 compared to $1.21 billion for the six months ended June 30, 2020. The average yield on loans decreased to 4.61% for the six months ended June 30, 2021 compared to 4.84% for the six months ended June 30, 2020. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Interest income on available-for-sale securities was $1.4 million and $2.4 million for the three and six months ended June 30, 2021, respectively, compared to $1.1 million and $2.1 million for the three and six months ended June 30, 2020, respectively.

Average securities increased $59.7 million, or 30.1%, to $257.9 million for the quarter ended June 30, 2021 compared to $198.3 million for the quarter ended June 30, 2020. The average yield on securities decreased to 2.10% for the quarter ended June 30, 2021 compared to 2.15% for the quarter ended June 30, 2020.

Average securities increased $46.2 million, or 24.3%, to $236.9 million for the six months ended June 30, 2021 compared to $190.7 million for the six months ended June 30, 2020. The average yield on securities decreased to 2.08% for the six months ended June 30, 2021 compared to 2.23% for the six months ended June 30, 2020. Management plans to continue to grow the investment portfolio based on available liquidity. See the Liquidity Management section for further discussion.

Total interest expense decreased to $1.5 million and $3.2 million for the three and six months ended June 30, 2021, respectively, compared to $2.4 million and $5.7 million for the three and six months ended June 30, 2020, respectively. The Company’s rates paid on interest bearing liabilities were 0.53% and 0.56% for the three and six months ended June 30, 2021, respectively, compared to 0.82% and 1.0% for the three and six months ended June 30, 2020, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $0.8 million and $1.8 million for the three and six months ended June 30, 2021, respectively, compared to $1.3 million and $3.4 million for the three and six months ended June 30, 2020, respectively.

Average interest bearing deposits increased $18.5 million, or 2.0%, to $954.1 million for the quarter ended June 30, 2021 compared to $935.6 million for the quarter ended June 30, 2020. The average cost of deposits decreased to 0.33% for the quarter ended June 30, 2021 compared to 0.57% for the quarter ended June 30, 2020.

Average interest bearing deposits increased $36.4 million, or 3.9%, to $967.9 million for the six months ended June 30, 2021 compared to $931.5 million for the six months ended June 30, 2020. The average cost of deposits decreased to 0.37% for the six months ended June 30, 2021 compared to 0.74% for the six months ended June 30, 2020. Although offering rates remain low in response to lower market interest rates, growth in deposits was positively impacted in part by customers who deposited both economic stimulus payments and PPP loan proceeds.

Interest expense on borrowings was $0.7 million and $1.5 million for the three and six months ended June 30, 2021, respectively, compared to $1.1 million and $2.2 million for the three and six months ended June 30, 2020, respectively.

Average borrowings decreased to $189.6 million for the quarter ended June 30, 2021 compared to $225.8 million for the quarter ended June 30, 2020. The average cost of borrowings decreased to 1.52% for the quarter ended June 30, 2021 compared to 1.87% for the quarter ended June 30, 2020.

Average borrowings decreased to $189.4 million for the six months ended June 30, 2021 compared to $204.8 million for the six months ended June 30, 2020. The average cost of borrowings decreased to 1.54% for the six months ended June 30, 2021 compared to 2.18% for the six months ended June 30, 2020. The decrease in cost of funds primarily resulted from lower market interest rates.

The decrease in average borrowings during 2021 compared to 2020 was primarily due to a decrease in FHLB advances. The Company used FHLB advances to fund liquidity needs as refinancing activity increased when rates dropped during the first quarter of 2020. This in turn was offset beginning in April of 2020 when the Company had an increase in liquidity due to participation in the CARES Act economic stimulus programs. The Company experienced significant deposit growth primarily due to stimulus checks, proceeds from PPP loan funding, deferral of income tax payments, and customers holding on to savings due to economic uncertainty, and the Company has been repaying these FHLB advances as they come due since May of 2020. See the Liquidity Management section for further discussion.

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Non-interest income
Service charges and other fees	$765	$566	$199	35.2%	$1,503	$1,364	$139	10.2%
Bank card income and fees	1,022	812	210	25.9	1,882	1,505	377	25.0
Trust department income	308	279	29	10.4	602	658	(56)	(8.5)
Real estate servicing fees, net	351	(16)	367	NM	424	(103)	527	(511.7)
Gain on sales of mortgage loans, net	2,042	924	1,118	121.0	4,511	1,344	3,167	235.6
Other	101	291	(190)	(65.3)	109	379	(270)	(71.2)
Total non-interest income	$4,589	$2,856	$1,733	60.7%	$9,031	$5,147	$3,884	75.5%
Non-interest income as a % of total revenue *	25.1%	17.6%			24.3%	16.6%
*	Total revenue is calculated as net interest income plus non-interest income.

NM = Not meaningful

Total non-interest income increased $1.7 million, or 60.7%, to $4.6 million for the quarter ended June 30, 2021 compared to $2.9 million for the quarter ended June 30, 2020, and increased $3.9 million, or 75.5%, to $9.0 million for the six months ended June 30, 2021 compared to $5.1 million for the six months ended June 30, 2020.

Service charges and fees increased $0.2 million, or 35.2%, to $0.8 million for the quarter ended June 30, 2021 compared to $0.6 million for the quarter ended June 30, 2020, and increased $0.1 million, or 10.2%, to $1.5 million for the six months ended June 30, 2021, compared to $1.4 million for the six months ended June 30, 2020. The Company experienced lower service charge income during 2020 primarily due to a decrease in nonsufficient fund service charges (NSF) collected resulting from both a decrease in volume, in addition to temporary fee waivers for customers related to the COVID-19 pandemic.

Bank Card and Credit card transaction fees increased $0.2 million, or 25.9%, to $1.0 million for the quarter ended June 30, 2021 compared to $0.8 million for the quarter ended June 30, 2020, and increased $0.4 million, or 25.0%, to $1.9 million for the six months ended June 30, 2021, compared to $1.5 million for the six months ended June 30, 2020. The increases were primarily related to increases in debit card usage and interchange fees. As the economy began to recover from the COVID 19 pandemic, the Company began to see an increase in spending due to both stimulus income and a reduction of conservative savings due to the uncertainty of the pandemic.

Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) increased $0.4 million to $0.4 million for the quarter ended June 30, 2021 compared to $(16,000) for the quarter ended June 30, 2020, and increased $0.5 million to $0.4 million for the six months ended June 30, 2021 compared to $(0.1) million for the six months ended June 30, 2020.

Mortgage loan servicing fees earned on loans sold were $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively. The current quarter's MSR valuation increased $0.3 million from the prior linked quarter primarily due to decreased prepayment assumptions. The dramatic drop in market interest rates created an economic incentive for borrowers to refinance their existing home mortgage loans during 2020 that has slowed down in 2021.

The Company was servicing $286.6 million of mortgage loans at June 30, 2021 compared to $292.7 million and $273.8 million at December 31, 2020 and June 30, 2020, respectively.

Gain on sales of mortgage loans increased $1.1 million to $2.0 million for the quarter ended June 30, 2021 compared to $0.9 million for the quarter ended June 30, 2020, and increased $3.2 million to $4.5 million for the six months ended June 30, 2021 compared to $1.3 million for the six months ended June 30, 2020. The Company sold $61.9 million and $128.5 million of loans for the three and six months ended June 30, 2021, respectively, compared to $35.5 million and $47.7 million for the three and six months ended June 30, 2020, respectively. The increase in loans sales is directly attributed to the formation of the mortgage loan group in the fourth quarter of 2019, and significant growth in 2020.

Other Income decreased $0.2 million, or 65.3%, to $0.1 million for the quarter ended June 30, 2021 compared to $0.3 million for the quarter ended June 30, 2020, and decreased $0.3 million, or 71.2%, to $0.1 million for the six months ended June 30, 2021 compared to $0.4 million for the six months ended June 30, 2020. The decreases resulted from a decrease in net gains on sales of other real estate owned and net losses on disposal of fixed assets, and a reduction in rent received on foreclosed properties. In the quarter ended June 30, 2020, the Company sold an out-of-service branch building being held as other real estate owned (OREO) to a non-profit organization. This transaction consisted of a $266,000 donation expense and the Company realized a net gain of $210,000. These decreases were partially offset by an increase in brokerage income.

The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Investment securities gains, net
Available-for-sale securities:
Gross realized gains	$—	$6	$2	$6
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	—	1	13	—
Investment securities gains, net	$—	$7	$15	$6

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Non-interest expense
Salaries	$5,151	$4,992	$159	3.2%	$10,492	$9,505	$987	10.4%
Employee benefits	1,804	1,519	285	18.8	3,608	3,128	480	15.3
Occupancy expense, net	719	757	(38)	(5.0)	1,490	1,522	(32)	(2.1)
Furniture and equipment expense	753	763	(10)	(1.3)	1,497	1,514	(17)	(1.1)
Processing, network and bank card expense	1,225	954	271	28.4	2,233	1,929	304	15.8
Legal, examination, and professional fees	385	407	(22)	(5.4)	789	774	15	1.9
Advertising and promotion	309	222	87	39.2	552	470	82	17.4
Postage, printing, and supplies	186	193	(7)	(3.6)	390	434	(44)	(10.1)
Loan expense	229	303	(74)	(24.4)	403	427	(24)	(5.6)
Other	1,008	1,160	(152)	(13.1)	1,966	2,058	(92)	(4.5)
Total non-interest expense	$11,769	$11,270	$499	4.4%	$23,420	$21,761	$1,659	7.6%
Efficiency ratio*	64.5%	69.6%			63.1%	70.2%
Number of full-time equivalent employees	306	305			306	305
*	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense increased $0.5 million, or 4.4%, to $11.8 million for the quarter ended June 30, 2021 compared to $11.3 million for the quarter ended June 30, 2020, and increased $1.7 million, or 7.6%, to $23.4 million for the six months ended June 30, 2021 compared to $21.8 million for the six months ended June 30, 2020.

Salaries increased $0.2 million, or 3.2%, to $5.2 million for the quarter ended June 30, 2021 compared to $5.0 million for the quarter ended June 30, 2020, and increased $1.0 million, or 10.4%, to $10.5 million for the six months ended June 30, 2021 compared to $9.5 million for the six months ended June 30, 2020. The increases were primarily due to adding additional personnel to the new mortgage loan department. In addition, annual merit increases average approximately 4.0% each year and were awarded in the first quarter of each year.

Employee benefits increased $0.3 million, or 18.8%, to $1.8 million for the quarter ended June 30, 2021 compared to $1.5 million for the quarter ended June 30, 2020, and increased $0.5 million, or 15.3%, to $3.6 million for the six months ended June 30, 2021 compared to $3.1 million for the six months ended June 30, 2020. The increases were primarily due to an increase in 401(k) plan contributions, payroll taxes, medical premiums, and pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions.

Processing, network, and bank card expense increased $0.3 million, or 28.4%, to $1.2 million for the quarter ended June 30, 2021 compared to $1.0 million for the quarter ended June 30, 2020, and increased $0.3 million, or 15.8%, to $2.2 million for the six months ended June 30, 2021 compared to $1.9 million for the six months ended June 30, 2020. These increases were primarily related to increases in network, processing, and debit card processing expenses, partially offset by decreases in credit card and ATM interchange expenses.

Loan expense decreased $74,000, or 24.4%, to $0.2 million for the quarter ended June 30, 2021 compared to $0.3 million for the quarter ended June 30, 2020, and decreased $24,000, or 5.6%, to $0.4 million for the six months ended June 30, 2021 compared to $0.4 million for the six months ended June 30, 2020. The decreases in loan expense primarily resulted from decreases in commercial and real estate third-party loan expenses. The Company experienced a decrease in commercial loan growth during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. Also during 2020, the Company experienced significant real estate mortgage refinancing activity and growth in loan volume sold to the secondary market.

Other non-interest expense decreased $0.2 million, or 13.1%, to $1.0 million for the quarter ended June 30, 2021 compared to $1.2 million for the quarter ended June 30, 2020, and decreased $92,000, or 4.5%, to $2.0 million for the six months ended June 30, 2021 compared to $2.1 million for the six months ended June 30, 2020. The decreases were primarily related to a decrease in donations, pension net interest cost, and insurance reserves. In the quarter ended June 30, 2020, the Company sold an out-of-service branch building being held as other real estate owned (OREO) to a non-profit organization. This transaction consisted of a $266,000 donation expense and the Company realized a net gain of $210,000. These decreases were partially offset by an increase in the FDIC assessment expense and software expense due to new mortgage loan software. The increase in the FDIC assessment was due to the Company having received the remaining FDIC assessment credit during the first quarter of 2020 that reduced the overall assessment due in addition to an increase in deposits.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.7% and 19.2% for the three and six months ended June 30, 2021, respectively, compared to 18.6% and 17.9% for the three and six months ended June 30, 2020, respectively. The increase in the effective tax rate for each of the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings. The effective tax rate for each of the three and six months ended June 30, 2021 and 2020, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 74.6% of total assets as of June 30, 2021 compared to 73.2% as of December 31, 2020.

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

Major classifications within the Company’s held for investment loan portfolio as of the dates indicated is as follows:

	June 30, 2021		December 31, 2020
(In thousands)	Amount	% of Loans	2020	% of Loans
Commercial, financial, and agricultural (a)	$263,511	20.4%	$272,918	21.2%
Real estate construction − residential	35,760	2.8	29,692	2.3
Real estate construction − commercial	74,788	5.8	78,144	6.1
Real estate mortgage − residential	267,264	20.7	262,339	20.4
Real estate mortgage − commercial	628,075	48.5	617,133	48.0
Installment and other consumer	24,496	1.9	26,741	2.1
Total loans held for investment	$1,293,894	100.0%	$1,286,967	100.0%
(a)	Includes $49.6 million and $63.3 million of SBA PPP loans, net as of June 30, 2021 and December 31, 2020, respectively.

The Company extends credit to its local community markets through traditional real estate mortgage products. The Company does not participate in extending credit to sub-prime residential real estate markets. The Company does not lend funds for transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in non-accrual, past due, or restructured loans if such assets were loans.

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2021, the Company sold approximately $128.5 million of loans to investors compared to $47.7 million for the six months ended June 30, 2020. At June 30, 2021, the Company was servicing approximately $286.6 million of loans sold to the secondary market compared to $292.7 million at December 31, 2020, and $273.8 million at June 30, 2020.

Risk Elements of the Loan Portfolio

Management, the senior loan committee, and internal loan review, formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Loans in excess of $2.0 million in aggregate and all adversely classified credits identified by management are reviewed by the senior loan committee. In addition, all other loans are reviewed on a risk weighted selection process. The senior loan committee reviews and reports to the Board of Directors, at scheduled meetings: past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management also determines which loans should be considered impaired. Management follows the guidance provided in the Financial Accounting Standards Board's (FASB) ASC Topic 310-10-35 in identifying and measuring loan impairment. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is considered impaired. These loans are evaluated individually for impairment, and in conjunction with current economic conditions and loss experience, specific reserves are estimated as further discussed below. Loans not individually evaluated are aggregated and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type, delinquencies, current economic conditions, loan risk ratings and industry concentration. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for loan losses are adjusted to maintain the allowance at a level considered necessary by management to provide for probable losses inherent in the loan portfolio.

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,	June 30,
(In thousands)	2021	2020	2020
Non-accrual loans:
Commercial, financial, and agricultural	$6,564	$6,717	$3,022
Real estate construction − residential	—	192	—
Real estate construction − commercial	112	200	959
Real estate mortgage − residential	1,773	2,105	3,310
Real estate mortgage − commercial	25,313	25,314	1,521
Installment and other consumer	21	31	37
Total	$33,783	$34,559	$8,849
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage - residential	$—	$—	$51
Installment and other consumer	5	17	7
Total	$5	$17	$58
Total non-performing loans (a)	33,788	34,576	8,907
Other real estate owned and repossessed assets	11,938	12,291	12,520
Total non-performing assets	$45,726	$46,867	$21,427

Loans held for investment	$1,293,894	$1,286,967	$1,280,615
Allowance for loan losses to loans	1.45%	1.41%	1.30%
Non-performing loans to loans (a)	2.61%	2.69%	0.70%
Non-performing assets to loans (b)	3.53%	3.64%	1.67%
Non-performing assets to assets (b)	2.68%	2.70%	1.27%
Allowance for loan losses to non-performing loans	55.45%	52.39%	186.62%
(a)	Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $45.7 million, or 3.53% of total loans, at June 30, 2021 compared to $46.9 million, or 3.64% of total loans, at December 31, 2020, and $21.4 million, or 1.67% of total loans, at June 30, 2020, respectively.

Total non-accrual loans at June 30, 2021 decreased $0.8 million, or 2.2%, to $33.8 million compared to $34.6 million at December 31, 2020. Loans past due 90 days and still accruing interest at June 30, 2021 were $5,000 compared to $17,000 at December 31, 2020. Other real estate and repossessed assets were $11.9 million and $12.3 million at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, $30,000 of non-accrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to no such loan movements during the six months ended June 30, 2020.

As of June 30, 2021, approximately $6.9 million of loans classified as substandard, which include performing TDRs, and not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms compared to $6.0 million and $5.7 million at December 31, 2020 and June 30, 2020, respectively. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2021			December 31, 2020
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	7	$798	$36	7	$835	$90
Real estate mortgage − residential	5	1,136	46	5	1,521	28
Real estate mortgage − commercial	2	334	7	2	343	7
Installment and other consumer	4	40	5	5	77	10
Total performing TDRs	18	$2,308	$94	19	$2,776	$135
Non-performing TDRs
Commercial, financial and agricultural *	1	$—	$—	1	$4	$1
Real estate mortgage − residential	6	748	60	8	895	78
Total non-performing TDRs	7	$748	$60	9	$899	$79
Total TDRs	25	$3,056	$154	28	$3,675	$214

* Amounts less than $1,000 are not reported

At June 30, 2021, loans classified as TDRs totaled $3.1 million, with $154,000 of specific reserves compared to $3.7 million of loans classified as TDRs, with $214,000 of specific reserves at December 31, 2020. Non-performing loans, included $0.8 million of loans classified as TDRs at June 30, 2021 compared to $0.9 million at December 31, 2020. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2020 to June 30, 2021 was primarily due to $620,000 of payments received on TDRs.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	June 30,	December 31,
(In thousands)	2021	2020
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$5,336	$5,121
Real estate construction − residential	251	213
Real estate construction − commercial	495	475
Real estate mortgage − residential	2,467	2,679
Real estate mortgage − commercial	9,915	9,354
Installment and other consumer	252	264
Unallocated	19	7
Total	$18,735	$18,113

The allowance for loan losses (ALL) was $18.7 million, or 1.45% of loans outstanding, at June 30, 2021 compared to $18.1 million, or 1.41%, at December 31, 2020, and $16.6 million, or 1.30% at June 30, 2020. The ratio of the ALL to non-performing loans was 55.45% at June 30, 2021, compared to 52.39% at December 31, 2020, and 186.62% at June 30, 2020.

The following table is a summary of the general and specific allocations of the ALL:

	June 30,	December 31,
(In thousands)	2021	2020
Allocation of allowance for loan losses:
Individually evaluated for impairment − specific reserves	$5,355	$5,113
Collectively evaluated for impairment − general reserves	13,380	13,000
Total	$18,735	$18,113

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2021, $5.4 million of the Company’s ALL was allocated to impaired loans totaling approximately $36.1 million compared to $5.1 million of the Company’s ALL allocated to impaired loans totaling approximately $37.3 million at December 31, 2020. Management determined that $12.4 million, or 34%, of total impaired loans required no reserve allocation at June 30, 2021 compared to $11.9 million, or 32%, at December 31, 2020, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

The Company’s methodology includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the nature, volume and terms of loans in the portfolio, including changes in volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans, loan concentrations, assessment of trends in collateral values, assessment of changes in the quality of the Company’s internal loan review department, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

The specific and general reserve allocations represent management’s best estimate of probable losses inherent in the loan portfolio at the evaluation date. Although the ALL is comprised of specific and general allocations, the entire ALL is available to absorb any credit losses.

The ALL changes from December 31, 2020 to June 30, 2021 primarily resulted from net recovery activity, in addition to organic loan growth.  The Company continues to monitor the risks associated with its non-performing loans and the remaining loans modified under the CARES Act.

Provision

A $0.4 million provision for loan losses was required for both the three and six months ended June 30, 2021 compared to a $0.9 million and $4.2 million provision for the three and six months ended June 30, 2020, respectively. The decreased provision in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 resulted primarily from the impact of net recoveries and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic, which significantly impacted provision in 2020. Criticized loan levels remain elevated when compared to pre-pandemic levels due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Analysis of allowance for loan losses:
Balance beginning of period	$18,361	$15,693	$18,113	$12,477
Charge-offs:
Commercial, financial, and agricultural	28	43	55	84
Real estate mortgage − residential	4	33	3	52
Real estate mortgage − commercial	3	2	26	24
Installment and other consumer	46	39	104	91
Total charge-offs	$81	$117	$188	$251
Recoveries:
Commercial, financial, and agricultural	$33	$66	$183	$91
Real estate construction − residential	—	32	13	32
Real estate mortgage − residential	7	27	175	36
Real estate mortgage − commercial	—	1	—	3
Installment and other consumer	15	20	39	34
Total recoveries	$55	$146	$410	$196
Net charge-offs (recoveries)	26	(29)	(222)	55
Provision for loan losses	400	900	400	4,200
Balance end of period	$18,735	$16,622	$18,735	$16,622

Net Loan Charge-offs (recoveries)

The Company’s net charge-offs were $26,000 for the three months ended June 30, 2021 compared to net recoveries of $29,000 for the three months ended June 30, 2020, and net recoveries were $222,000 for the six months ended June 30, 2021 compared to net charge-offs of $55,000 for the six months ended June 30, 2020. During the first quarter of 2021 the Company received commercial and a real estate mortgage recoveries primarily related to two loan relationships

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At June 30, 2021, the carrying amount of these loans was $2.5 million compared to $5.1 million at December 31, 2020.

In the fourth quarter of 2019 the Company expanded its current home mortgage loan program to better serve its customers. This expansion began with hiring new mortgage lending personnel and expanding the Bank’s available loan products and upgrading the Company's operating systems. New home loan programs for its customers include: VA loans, designed for military families and veterans; USDA loans for those buying homes in rural communities; and FHA loans, which offer low down payments and flexible underwriting guidelines. In addition, we have added several secondary market investors, allowing us to sell loans on the secondary market versus servicing them at the Company. This provides us with the ability to offer clients more aggressive pricing and at the same time improve the Company's financial return.

Liquidity and Capital Resources

Liquidity Management

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet these demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Company, management prefers to focus on transaction accounts and full service relationships with customers as the primary sources of funding.

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

	June 30,	December 31,
(In thousands)	2021	2020
Federal funds sold and other interest-bearing deposits	$58,514	$161,128
Certificates of deposit in other banks	7,165	9,376
Available-for-sale investment securities	276,013	198,030
Total	$341,692	$368,534

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $276.0 million at June 30, 2021 and included an unrealized net gain of $2.9 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $4.9 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes required by law. At June 30, 2021 and December 31, 2020, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $66.6 million and $44.1 million, respectively.

Total investment securities pledged for these purposes were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$10,882	$9,115
Federal funds purchased and securities sold under agreements to repurchase	53,654	59,695
Other deposits	144,918	85,130
Total pledged, at fair value	$209,454	$153,940

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2021, such deposits totaled $1.3 billion and represented 92.9% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Core deposit base:
Non-interest bearing demand	$433,288	$382,492
Interest checking	252,600	292,375
Savings and money market	421,442	391,248
Other time deposits	175,666	183,072
Total	$1,282,996	$1,249,187

Time deposits and certificates of deposit of $250,000 and greater at June 30, 2021 and December 31, 2020 were $66.6 million and $91.3 million, respectively. The Company had brokered deposits totaling $30.2 million and $40.2 million at June 30, 2021 and December 31, 2020, respectively.

Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2021, under agreements with these unaffiliated banks, the Bank may borrow up to $60.0 million in federal funds on an unsecured basis and $10.5 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2021. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2021, there were $32.0 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2021.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of June 30, 2021, the Bank had $93.5 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$32,018	$45,154
Federal Home Loan Bank advances	93,540	106,660
Subordinated notes	49,486	49,486
Other borrowings	14	14
Total	$175,058	$201,314

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

	June 30,				December 31,
	2021				2020
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$283,148	$10,498	$60,000	$353,646	$300,633	$8,898	$56,835	$366,366
Letters of credit	(1,000)	—	—	(1,000)	(123,000)	—	—	(123,000)
Advances outstanding	(93,540)	—	—	(93,540)	(106,660)	—	—	(106,660)
Total available	$188,608	$10,498	$60,000	$259,106	$70,973	$8,898	$56,835	$136,706

At June 30, 2021, loans of $537.1 million were pledged at the FHLB as collateral for borrowings and letters of credit. At June 30, 2021, investments totaling $10.9 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated needs in both the short and long-term; this includes accounting for the impact of the COVID-19 pandemic, which is difficult to currently measure.  Management believes the most significant impact to the Company’s liquidity position in the short-term may be related to the PPP as loans are expected to be forgiven and depositors may choose to redirect their funds. The longer-term impact on the Company's liquidity from the pandemic will be closely monitored and addressed as needs arise.

The Company also has available additional liquidity having pledged the PPP loans to the FHLB as collateral for available advances.

Sources and Uses of Funds

Cash and cash equivalents were $76.4 million at June 30, 2021 compared to $180.4 million at December 31, 2020. The $103.9 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2021. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $13.0 million for the six months ended June 30, 2021.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $84.2 million during the six months ended June 30, 2021. The cash outflow primarily consisted of $114.5 million in purchases of investment securities partially offset by $34.3 million from maturities and calls of investment securities. Management intends to continue to grow the investment portfolio based on available liquidity.

Financing activities used total cash of $32.7 million during the six months ended June 30, 2021, resulting primarily from a $53.4 million decrease in interest-bearing transaction accounts and time deposits, a $13.1 million decrease in securities sold under agreements to repurchase, and a $13.1 million repayment of FHLB advances, partially offset by a $50.8 million increase in demand deposits. The growth in demand deposits was positively impacted by customers who deposited both economic stimulus payments and PPP loan proceeds into demand accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2021.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $297.2 million in unused loan commitments and standby letters of credit as of June 30, 2021. Although the Company’s current liquidity resources are adequate to fund this commitment level the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $1.7 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $4.5 million and $2.5 million in dividends to the Company during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents totaling $1.8 million and $2.0 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.

In 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. The Company repurchased 117,632 shares at an average cost of $18.26 per share totaling $2.1 million during the first quarter of 2021. During the second quarter of 2021, the Company's Board of Directors reauthorized the purchase of up to $5.0 million market value of the Company's common stock. There were no shares repurchased during the second quarter of 2021. The repurchases under these authorizations may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for the completion of these authorized share repurchases.  As of June 30, 2021, $5.0 million remained available for the repurchase of shares pursuant to the share repurchase authorizations. The Company may continue to repurchase shares under its share repurchase authorizations, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of its common stock and other cash flow needs. There is no assurance that the Company will repurchase up to the full amount remaining under its share repurchase authorizations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2021 and December 31, 2020. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.

Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue to classify our trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III requirements, at June 30, 2021 and December 31, 2020, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Minimum Capital		Required to be
			Required - Basel III		Considered Well-
	Actual		Fully Phased-In		Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital (to risk-weighted assets):
Company	$201,020	14.66%	$143,944	10.50%	$—	N.A	%
Bank	199,684	14.60	143,562	10.50	136,725	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$180,936	13.20%	$116,526	8.50%	$—	N.A	%
Bank	182,572	13.35	116,217	8.50	109,380	8.00
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$135,862	9.91%	$95,963	7.00%	$—	N.A	%
Bank	182,572	13.35	95,708	7.00	88,872	6.50
Tier 1 leverage ratio (to adjusted average assets):
Company	$180,936	10.49%	$68,981	4.00%	$—	N.A	%
Bank	182,572	10.63	68,680	4.00	85,850	5.00

December 31, 2020
Total Capital (to risk-weighted assets):
Company	$193,220	14.97%	$135,518	10.50%	$—	N.A	%
Bank	191,504	14.87	135,186	10.50	128,748	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$172,591	13.37%	$109,705	8.50%	$—	N.A	%
Bank	175,384	13.62	109,436	8.50	102,999	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$129,061	10.00%	$90,345	7.00%	$—	N.A	%
Bank	175,384	13.62	90,124	7.00	83,686	6.50
Tier 1 leverage ratio:
Company	$172,591	10.19%	$67,724	4.00%	$—	N.A	%
Bank	175,384	10.41	67,394	4.00	84,243	5.00

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

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of ALCO with direction from the Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the

Company’s assets and liabilities to interest rate changes, local and national market conditions and rates. ALCO also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2021 and December 31, 2020.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2021	2020
200	(1.02)%	0.73%
100	(1.36)%	0.10%
(100)	(2.38)%	(1.28)%
(200)	(3.07)%	(1.81)%

The change in the Company’s interest rate risk exposure from December 31, 2020 to June 30, 2021 was primarily due to a lengthening of the Company’s asset repricing schedule. In a rising rate scenario, net interest income decreases 1.02% from the current position as interest income from repricing assets is outweighed by the interest expense from repricing liabilities, predominantly the Company’s variable rate Subordinated Notes. In a decreasing rate scenario, net interest income decreases 3.07% from the current position as assets reprice to lower rates. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2021. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

August 6, 2021	David T. Turner, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

August 6, 2021	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)