Form 10-Q
period 2021-09-30
HAWTHORN BANCSHARES, INC.
filed 2021-11-04
CIK 893847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 6,616,975 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except per share data)	2021	2020
	(Unaudited)
ASSETS
Cash and due from banks	$19,004	$19,235
Federal funds sold and other interest-bearing deposits	94,262	161,128
Cash and cash equivalents	113,266	180,363
Certificates of deposit in other banks	6,673	9,376
Available-for-sale debt securities, at fair value	278,528	198,030
Other investments	6,015	6,353
Total investment securities	284,543	204,383
Loans held for investment	1,282,820	1,286,967
Allowance for loan losses	(18,929)	(18,113)
Net loans	1,263,891	1,268,854
Loans held for sale, at lower of cost or fair value	4,576	5,099
Premises and equipment - net	33,163	34,561
Mortgage servicing rights, at fair value	2,718	2,445
Other real estate owned - net	11,614	12,291
Accrued interest receivable	7,568	6,640
Cash surrender value - life insurance	2,495	2,451
Other assets	8,145	7,268
Total assets	$1,738,652	$1,733,731
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$461,626	$382,492
Savings, interest checking and money market	693,065	723,808
Time deposits $250,000 and over	77,113	91,263
Other time deposits	179,255	186,043
Total deposits	1,411,059	1,383,606
Federal funds purchased and securities sold under agreements to repurchase	27,443	45,154
Federal Home Loan Bank advances and other borrowings	93,493	106,674
Subordinated notes	49,486	49,486
Operating lease liabilities	1,910	2,137
Accrued interest payable	308	837
Other liabilities	15,859	15,248
Total liabilities	1,599,558	1,603,142
Stockholders’ equity:
Common stock, $1 par value, authorized 15,000,000 shares; issued 7,023,821 and 6,769,322 shares, respectively	7,024	6,769
Surplus	64,437	59,307
Retained earnings	77,303	68,935
Accumulated other comprehensive (loss) income, net of tax	(1,572)	1,528
Treasury stock; 406,846, and 289,214 shares, at cost, respectively	(8,098)	(5,950)
Total stockholders’ equity	139,094	130,589
Total liabilities and stockholders’ equity	$1,738,652	$1,733,731

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$15,448	$14,777	$44,311	$43,735
Interest and fees on loans held for sale	24	41	79	96
Interest on investment securities:
Taxable	680	781	2,058	2,367
Nontaxable	493	173	1,114	489
Federal funds sold, other interest-bearing deposits, and certificates of deposit in other banks	78	111	268	553
Dividends on other investments	81	75	246	247
Total interest income	16,804	15,958	48,076	47,487
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	280	310	865	1,546
Time deposit accounts $250,000 and over	117	327	473	1,089
Time deposits	320	623	1,139	2,067
Total interest expense on deposits	717	1,260	2,477	4,702
Interest on federal funds purchased and securities sold under agreements to repurchase	19	25	72	121
Interest on Federal Home Loan Bank advances	383	505	1,164	1,749
Interest on subordinated notes	305	326	921	1,208
Total interest expense on borrowings	707	856	2,157	3,078
Total interest expense	1,424	2,116	4,634	7,780
Net interest income	15,380	13,842	43,442	39,707
Provision for loan losses	300	1,200	700	5,400
Net interest income after provision for loan losses	15,080	12,642	42,742	34,307
NON-INTEREST INCOME
Service charges and other fees	782	816	2,285	2,181
Bank card income and fees	1,043	846	2,925	2,351
Trust department income	308	263	910	920
Real estate servicing fees, net	71	54	495	(48)
Gain on sale of mortgage loans, net	1,369	3,026	5,881	4,369
Other	102	114	211	493
Total non-interest income	3,675	5,119	12,707	10,266
Investment securities gains, net	126	12	140	18
NON-INTEREST EXPENSE
Salaries and employee benefits	6,665	6,771	20,765	19,404
Occupancy expense, net	808	781	2,298	2,303
Furniture and equipment expense	787	745	2,284	2,259
Processing, network, and bank card expense	1,288	877	3,521	2,807
Legal, examination, and professional fees	357	381	1,146	1,155
Advertising and promotion	310	316	862	786
Postage, printing, and supplies	218	227	608	661
Loan expense	209	360	612	786
Other	1,026	1,202	2,992	3,260
Total non-interest expense	11,668	11,660	35,088	33,421
Income before income taxes	7,213	6,113	20,501	11,170
Income tax expense	1,417	1,153	3,974	2,060
Net income	$5,796	4,960	$16,527	$9,110
Basic earnings per share	$0.88	$0.74	$2.50	$1.35
Diluted earnings per share	$0.88	$0.74	$2.50	$1.35

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Net income	$5,796	$4,960	$16,527	$9,110
Other comprehensive (loss) income, net of tax
Investment securities available-for-sale:
Change in unrealized (losses) gains on investment securities available-for-sale, net of tax	(2,192)	218	(3,222)	3,290
Adjustment for gains on sale of investment securities, net of tax	(93)	(10)	(95)	(15)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	72	43	217	127
Total other comprehensive (loss) income	(2,213)	251	(3,100)	3,402
Total comprehensive income	$3,583	$5,211	$13,427	$12,512

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (unaudited)

	The three months ended September 30, 2021 and 2020
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, June 30, 2021	$6,769	$64,692	$72,499	$641	$(8,098)	$136,503
Net income	—	—	5,796	—	—	5,796
Other comprehensive loss	—	—	—	(2,213)	—	(2,213)
Stock dividend	255	(255)	—	—	—	—
Cash dividends declared, common stock ($0.15 per share)	—	—	(992)	—	—	(992)
Balance, September 30, 2021	$7,024	$64,437	$77,303	$(1,572)	$(8,098)	$139,094

Balance, June 30, 2020	$6,520	$59,556	$60,412	$(604)	$(5,853)	$120,031
Net income	—	—	4,960	—	—	4,960
Other comprehensive income	—	—	—	251	—	251
Purchase of treasury stock	—	—	—	—	(97)	(97)
Stock dividend	249	(249)	—	—	—	—
Cash dividends declared, common stock ($0.12 per share)	—	—	(778)	—	—	(778)
Balance, September 30, 2020	$6,769	$59,307	$64,594	$(353)	$(5,950)	$124,367

	The nine months ended September 30, 2021 and 2020
				Accumulated		Total
				Other		Stock -
	Common		Retained	Comprehensive	Treasury	holders'
(In thousands)	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2020	$6,769	$59,307	$68,935	$1,528	$(5,950)	$130,589
Net income	—	—	16,527	—	—	16,527
Other comprehensive loss	—	—	—	(3,100)	—	(3,100)
Purchase of treasury stock	—	—	—	—	(2,148)	(2,148)
Stock dividend	255	5,130	(5,385)	—	—	—
Cash dividends declared, common stock ($0.43 per share)	—	—	(2,774)	—	—	(2,774)
Balance, September 30, 2021	$7,024	$64,437	$77,303	$(1,572)	$(8,098)	$139,094

Balance, December 31, 2019	$6,520	$55,727	$61,590	$(3,755)	$(5,044)	$115,038
Net income	—	—	9,110	—	—	9,110
Other comprehensive income	—	—	—	3,402	—	3,402
Purchase of treasury stock	—	—	—	—	(906)	(906)
Stock dividend	249	3,580	(3,829)	—	—	—
Cash dividends declared, common stock ($0.36 per share)	—	—	(2,277)	—	—	(2,277)
Balance, September 30, 2020	$6,769	$59,307	$64,594	$(353)	$(5,950)	$124,367

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$16,527	$9,110
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	5,400
Depreciation expense	1,727	1,687
Net amortization of investment securities, premiums, and discounts	1,337	1,089
Change in fair value of mortgage servicing rights	86	686
Investment securities gains, net	(140)	(18)
Losses (gains) on sales and dispositions of premises and equipment	8	(87)
Gain on sales and dispositions of other real estate	(25)	(219)
Provision for other real estate owned	97	(3)
Increase in accrued interest receivable	(928)	(1,760)
Increase in cash surrender value - life insurance	(44)	(40)
Decrease in other assets	694	475
Decrease in operating lease liabilities	(227)	(188)
Decrease in accrued interest payable	(529)	(250)
Increase in other liabilities	64	1,986
Origination of mortgage loans held for sale	(161,244)	(136,249)
Proceeds from the sale of mortgage loans held for sale	167,648	133,160
Gain on sale of mortgage loans, net	(5,881)	(4,369)
Other, net	(359)	(531)
Net cash provided by operating activities	19,511	9,879
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(245)	(735)
Proceeds from maturities of certificates of deposit in other banks	2,957	1,723
Net decrease (increase) in loans	4,121	(110,554)
Purchase of available-for-sale debt securities	(136,686)	(72,050)
Proceeds from maturities of available-for-sale debt securities	30,658	40,096
Proceeds from calls of available-for-sale debt securities	14,685	18,685
Proceeds from sales of available-for-sale debt securities	5,420	4,715
Purchases of FHLB stock	(330)	(1,891)
Proceeds from sales of FHLB stock	688	1,246
Purchases of premises and equipment	(425)	(1,246)
Proceeds from sales of premises and equipment	13	162
Proceeds from sales of other real estate and repossessed assets	747	209
Net cash used in investing activities	(78,397)	(119,640)
Cash flows from financing activities:
Net increase in demand deposits	79,134	111,188
Net (decrease) increase in interest-bearing transaction accounts	(30,743)	51,020
Net decrease in time deposits	(20,938)	(21,977)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(17,711)	8,133
Repayment of FHLB advances and other borrowings	(13,181)	(53,176)
FHLB advances	—	69,000
Purchase of treasury stock	(2,148)	(906)
Cash dividends paid - common stock	(2,624)	(2,252)
Net cash (used in) provided by financing activities	(8,211)	161,030
Net (decrease) increase in cash and cash equivalents	(67,097)	51,269
Cash and cash equivalents, beginning of period	180,363	78,121
Cash and cash equivalents, end of period	$113,266	$129,390
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,163	$8,029
Income taxes	$4,729	$797
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$142	$73
Stock dividends	$5,385	$3,829

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

The preparation of the consolidated financial statements includes all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for loan losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the novel coronavirus (COVID-19) pandemic or any resurgence thereof, including its potential effects on the economic environment, the Company's customers and operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. Actual results could differ from those estimates. The Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(2)   Loans and Allowance for Loan Losses

Loans

Major classifications within the Company’s held for investment loan portfolio at September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Commercial, financial, and agricultural (a)	$232,532	$272,918
Real estate construction − residential	33,514	29,692
Real estate construction − commercial	72,031	78,144
Real estate mortgage − residential	273,768	262,339
Real estate mortgage − commercial	647,043	617,133
Installment and other consumer	23,932	26,741
Total loans held for investment	$1,282,820	$1,286,967
(a)	Includes $26.0 million and $63.3 million of SBA PPP loans, net as of September 30, 2021 and December 31, 2020, respectively.

The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At September 30, 2021, loans of $556.0 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.

Allowance for Loan Losses

The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended September 30, 2021
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$5,336	$251	$495	$2,467	$9,915	$252	$19	$18,735
Additions:
Provision for loan losses	(609)	(16)	(70)	216	780	59	(60)	300
Deductions:
Loans charged off	45	—	—	18	15	78	—	156
Less recoveries on loans	(19)	—	—	(8)	(1)	(22)	—	(50)
Net loan charge-offs (recoveries)	26	—	—	10	14	56	—	106
Balance at end of period	$4,701	$235	$425	$2,673	$10,681	$255	$(41)	$18,929

	Three Months Ended September 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$3,614	$171	$722	$2,711	$9,048	$306	$50	$16,622
Additions:
Provision for loan losses	178	49	100	577	218	58	20	1,200
Deductions:
Loans charged off	46	—	—	—	13	42	—	101
Less recoveries on loans	(11)	(13)	—	(4)	—	(15)	—	(43)
Net loan charge-offs (recoveries)	35	(13)	—	(4)	13	27	—	58
Balance at end of period	$3,757	$233	$822	$3,292	$9,253	$337	$70	$17,764

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2021
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Additions:
Provision for loan losses	(522)	9	(50)	(167)	1,368	110	(48)	700
Deductions:
Loans charged off	100	—	—	22	42	181	—	345
Less recoveries on loans	(202)	(13)	—	(183)	(1)	(62)	—	(461)
Net loan charge-offs (recoveries)	(102)	(13)	—	(161)	41	119	—	(116)
Balance at end of period	$4,701	$235	$425	$2,673	$10,681	$255	$(41)	$18,929

	Nine Months Ended September 30, 2020
	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
Balance at beginning of period	$2,918	$64	$369	$2,118	$6,547	$381	$80	$12,477
Additions:
Provision for loan losses	867	125	453	1,186	2,740	39	(10)	5,400
Deductions:
Loans charged off	130	—	—	52	37	133	—	352
Less recoveries on loans	(102)	(44)	—	(40)	(3)	(50)	—	(239)
Net loan charge-offs (recoveries)	28	(44)	—	12	34	83	—	113
Balance at end of period	$3,757	$233	$822	$3,292	$9,253	$337	$70	$17,764

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

When the COVID-19 pandemic surfaced in the first quarter of 2020, management reassessed the calculation of the allowance for loan loss by increasing the economic qualitative factor in order to capture the impact on the credit risk present in the loan portfolio given the economic environment that existed at that time. As of the fourth quarter of 2020, management reassessed the qualitative factor and economic indicators. Enough time had passed so that data after the outbreak was available to provide a better interpretation of the impact of the virus on the economy. Management determined that the local market and economy had been able to transition to a functional level while adapting to the new requirements aimed at stopping the spread of the virus and returned to calculating the qualitative adjustment according to the Company's methodology detailed above.

Additionally, the funding of $88.4 million and $47.5 million in SBA PPP loans during 2020 and 2021, respectively, required management to assess the methodology that would be adopted in regard to the allowance for loan losses applicable to these loans. As the SBA PPP loans are expected to be mostly paid off in the next three to six months and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan losses was deemed necessary for these loans. At September 30, 2021, the net balance of the PPP loans totaled $26.0 million.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, and	Construction -	Construction -	Mortgage -	Mortgage -	and Other	Un-
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	allocated	Total
September 30, 2021
Allowance for loan losses:
Individually evaluated for impairment	$2,154	$—	$14	$201	$2,556	$7	$—	$4,932
Collectively evaluated for impairment	2,547	235	411	2,472	8,125	248	(41)	13,997
Total	$4,701	$235	$425	$2,673	$10,681	$255	$(41)	$18,929
Loans outstanding:
Individually evaluated for impairment	$6,565	$—	$108	$2,743	$25,272	$58	$—	$34,746
Collectively evaluated for impairment	225,967	33,514	71,923	271,025	621,771	23,874	—	1,248,074
Total	$232,532	$33,514	$72,031	$273,768	$647,043	$23,932	$—	$1,282,820

December 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$2,187	$27	$28	$263	$2,594	$14	$—	$5,113
Collectively evaluated for impairment	2,934	186	447	2,416	6,760	250	7	13,000
Total	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Loans outstanding:
Individually evaluated for impairment	$7,552	$192	$200	$3,626	$25,657	$108	$—	$37,335
Collectively evaluated for impairment	265,366	29,500	77,944	258,713	591,476	26,633	—	1,249,632
Total	$272,918	$29,692	$78,144	$262,339	$617,133	$26,741	$—	$1,286,967

Impaired Loans

Loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $34.7 million and $37.3 million at September 30, 2021 and December 31, 2020, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructuring (TDRs).

The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2021, $31.2 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $32.2 million at December 31, 2020. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2021, $4.9 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $34.7 million compared to $5.1 million of the Company’s allowance for loan losses allocated to impaired loans totaling approximately $37.3 million at December 31, 2020. Management determined that $11.9 million, or 34%, of total impaired loans required no reserve allocation at September 30, 2021 compared to $11.9 million, or 32%, at December 31, 2020, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

The categories of impaired loans at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Non-accrual loans	$32,835	$34,559
Performing TDRs	1,911	2,776
Total impaired loans	$34,746	$37,335

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following tables provide additional information about impaired loans at September 30, 2021 and December 31, 2020, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
September 30, 2021
With no related allowance recorded:
Commercial, financial and agricultural	$1,451	$1,500	$—
Real estate mortgage − residential	1,106	1,219	—
Real estate mortgage − commercial	9,311	9,433	—
Total	$11,868	$12,152	$—
With an allowance recorded:
Commercial, financial and agricultural	$5,114	$5,324	$2,154
Real estate construction − commercial	108	140	14
Real estate mortgage − residential	1,637	2,039	201
Real estate mortgage − commercial	15,961	16,242	2,556
Installment and other consumer	58	60	7
Total	$22,878	$23,805	$4,932
Total impaired loans	$34,746	$35,957	$4,932

		Unpaid
	Recorded	Principal	Specific
(in thousands)	Investment	Balance	Reserves
December 31, 2020
With no related allowance recorded:
Commercial, financial and agricultural	$1,703	$1,731	$—
Real estate mortgage − residential	1,300	1,395	—
Real estate mortgage − commercial	8,943	8,943	—
Total	$11,946	$12,069	$—
With an allowance recorded:
Commercial, financial and agricultural	$5,849	$6,180	$2,187
Real estate construction − residential	192	192	27
Real estate construction − commercial	200	251	28
Real estate mortgage − residential	2,326	2,786	263
Real estate mortgage − commercial	16,714	16,787	2,594
Installment and other consumer	108	112	14
Total	$25,389	$26,308	$5,113
Total impaired loans	$37,335	$38,377	$5,113

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	For the	Recorded	For the	Recorded	For the	Recorded	For the
(in thousands)	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended	Investment	Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$1,517	$18	$172	$128	$1,703	$31	$1,612	$128
Real estate construction − commercial	—	—	—	—	—	—	179	—
Real estate mortgage − residential	1,131	—	1,414	17	1,238	21	2,101	17
Real estate mortgage − commercial	9,376	—	861	—	9,411	—	870	13
Installment and other consumer	—	—	—	—	—	—	7	—
Total	$12,024	$18	$2,447	$145	$12,352	$52	$4,769	$158
With an allowance recorded:
Commercial, financial and agricultural	$5,295	$5	$1,359	$8	$5,409	$19	$1,237	$27
Real estate construction − residential	—	—	—	—	63	—	—	—
Real estate construction − commercial	109	—	609	—	139	—	461	—
Real estate mortgage − residential	1,713	16	2,412	—	1,691	26	2,360	36
Real estate mortgage − commercial	16,102	7	1,133	8	16,111	21	984	14
Installment and other consumer	55	—	113	8	63	3	115	7
Total	$23,274	$28	$5,626	$24	$23,476	$69	$5,157	$84
Total impaired loans	$35,298	$46	$8,073	$169	$35,828	$121	$9,926	$242

The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to TDRs, was $46,000 and $121,000 for the three and nine months ended September 30, 2021, respectively, compared to $169,000 and $242,000 for the three and nine months ended September 30, 2020, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

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

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2021 and December 31, 2020.

	Current or		90 Days
	Less Than		Past Due
	30 Days	30 - 89 Days	And Still
(in thousands)	Past Due	Past Due	Accruing	Non-Accrual	Total
September 30, 2021
Commercial, Financial, and Agricultural	$226,230	$10	$—	$6,292	$232,532
Real estate construction − residential	33,154	360	—	—	33,514
Real estate construction − commercial	71,923	—	—	108	72,031
Real estate mortgage − residential	272,068	225	—	1,475	273,768
Real estate mortgage − commercial	622,062	41	—	24,940	647,043
Installment and Other Consumer	23,846	66	—	20	23,932
Total	$1,249,283	$702	$—	$32,835	$1,282,820
December 31, 2020
Commercial, Financial, and Agricultural	$265,821	$380	$—	$6,717	$272,918
Real estate construction − residential	29,500	—	—	192	29,692
Real estate construction − commercial	77,944	—	—	200	78,144
Real estate mortgage − residential	259,688	546	—	2,105	262,339
Real estate mortgage − commercial	591,815	4	—	25,314	617,133
Installment and Other Consumer	26,576	117	17	31	26,741
Total	$1,251,344	$1,047	$17	$34,559	$1,286,967

The Company's past due and non-accrual loans at September 30, 2021 and December 31, 2020 do not include $11.3 million and $57.1 million of loans accepting forbearance under the CARES Act, respectively. Their delinquency status will not change through the forbearance period as the borrowers are fulfilling the agreements they have made with the Company.

Credit Quality

The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses are identified that may result in the borrower being unable to meet repayment terms or the Company’s credit position could deteriorate at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs that are accruing interest are classified as performing TDRs. Loans classified as TDRs that are not accruing interest are classified as non-performing TDRs and are included with all other

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

non-accrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful.

The following table presents the risk categories by class at September 30, 2021 and December 31, 2020.

	Commercial,	Real Estate	Real Estate	Real Estate	Real Estate	Installment
	Financial, &	Construction -	Construction -	Mortgage -	Mortgage -	and other
(in thousands)	Agricultural	Residential	Commercial	Residential	Commercial	Consumer	Total
At September 30, 2021
Watch	$9,169	$—	$3,796	$13,096	$46,805	$—	$72,866
Substandard	101	—	2,671	766	547	—	4,085
Performing TDRs	273	—	—	1,268	332	38	1,911
Non-accrual loans	6,292	—	108	1,475	24,940	20	32,835
Total	$15,835	$—	$6,575	$16,605	$72,624	$58	$111,697
At December 31, 2020
Watch	$9,649	$545	$10,806	$15,835	$66,936	$—	$103,771
Substandard	598	—	—	1,002	1,662	—	3,262
Performing TDRs	835	—	—	1,521	343	77	2,776
Non-accrual loans	6,717	192	200	2,105	25,314	31	34,559
Total	$17,799	$737	$11,006	$20,463	$94,255	$108	$144,368

Troubled Debt Restructurings

At September 30, 2021, loans classified as TDRs totaled $2.5 million, of which $0.6 million were classified as non-performing TDRs and $1.9 million were classified as performing TDRs. At December 31, 2020, loans classified as TDRs totaled $3.7 million, of which $0.9 million were classified as non-performing TDRs and $2.8 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $133,000 and $214,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2021 and December 31, 2020, respectively.

Beginning in 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the join interagency statement on loan modifications and reporting, and therefore, the Company does not account for such loan modifications as TDRs. At September 30, 2021, $11.3 million, or 0.9% of total loans, remained in some form of a modification. These loan modifications include two remaining loans on interest only.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table summarizes loans that were modified as TDRs during the periods indicated.

	Nine Months Ended September 30,
	2021			2020
	Recorded Investment (1)			Recorded Investment (1)
	Number of	Pre-	Post-	Number of	Pre-	Post-
(in thousands)	Contracts	Modification	Modification	Contracts	Modification	Modification
Troubled Debt Restructurings
Real estate mortgage - residential	—	$—	$—	1	$111	$117
Installment and other consumer	—	—	—	1	6	4
Total	—	$—	$—	2	$117	$121
(1)	The amounts reported post-modification are inclusive of all partial pay-downs and charge-offs, and no portion of the debt was forgiven. Loans modified as a TDR that were fully paid down, charged-off or foreclosed upon during the period ended are not reported.

The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as applying interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans meeting the TDR criteria that were modified during the three and nine months ended September 30, 2021, respectively, and no loans and two loans that were modified during the three and nine months ended September 30, 2020, respectively. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is in the process of foreclosure. There were no loans modified as a TDR that defaulted during any of the three and nine months ended September 30, 2021, respectively, and no loans and one loan modified as a TDR that defaulted during the three and nine months ended September 30, 2020, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and other various secondary market investors. At September 30, 2021, the carrying amount of these loans was $4.6 million compared to $5.1 million and $7.9 million at December 31, 2020 and September 30, 2020, respectively.

(3)   Other Real Estate Acquired in Settlement of Loans

	September 30,	December 31,
(in thousands)	2021	2020
Commercial	$644	$920
Real estate construction - commercial	10,094	10,986
Real estate mortgage - residential	235	201
Real estate mortgage - commercial	2,798	2,798
Total	$13,771	$14,905
Less valuation allowance for other real estate owned	(2,157)	(2,614)
Total other real estate owned	$11,614	$12,291

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$14,552	$15,488	$14,905	$15,737
Additions	112	73	142	73
Proceeds from sales	(423)	(15)	(747)	(209)
Charge-offs against the valuation allowance for other real estate owned, net	(470)	—	(554)	—
Donation	—	—	—	(266)
Net gain on sales	—	8	25	219
Total other real estate owned	$13,771	$15,554	$13,771	$15,554
Less valuation allowance for other real estate owned	(2,157)	(2,953)	(2,157)	(2,953)
Balance at end of period	$11,614	$12,601	$11,614	$12,601

At September 30, 2021, $209,000 of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $287,000 of consumer mortgage loans at December 31, 2020.

Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance, beginning of period	$2,614	$2,968	$2,614	$2,956
Provision (release) for other real estate owned	13	(15)	97	(3)
Charge-offs	(470)	—	(554)	—
Balance, end of period	$2,157	$2,953	$2,157	$2,953

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(4)   Investment Securities

Available for sale securities

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2021 and December 31, 2020 were as follows:

	Total
	Amortized	Gross Unrealized		Fair
(in thousands)	Cost	Gains	Losses	Value
September 30, 2021
U.S. Treasury	$3,012	$17	$—	$3,029
U.S. government and federal agency obligations	1,316	17	—	1,333
U.S. government-sponsored enterprises	17,497	177	(108)	17,566
Obligations of states and political subdivisions	119,220	1,073	(1,382)	118,911
Mortgage-backed securities	125,126	1,221	(1,334)	125,013
Other debt securities (a)	10,825	570	—	11,395
Bank issued trust preferred securities (a)	1,486	—	(205)	1,281
Total available-for-sale securities	$278,482	$3,075	$(3,029)	$278,528

December 31, 2020
U.S. Treasury	$2,772	$26	$—	$2,798
U.S. government and federal agency obligations	11,732	197	—	11,929
U.S. government-sponsored enterprises	22,495	379	—	22,874
Obligations of states and political subdivisions	56,943	1,801	—	58,744
Mortgage-backed securities	88,357	1,809	(54)	90,112
Other debt securities (a)	10,000	358	(14)	10,344
Bank issued trust preferred securities (a)	1,486	—	(257)	1,229
Total available-for-sale securities	$193,785	$4,570	$(325)	$198,030

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

Debt securities with carrying values aggregating approximately $204.8 million and $153.9 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2021, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,776	$4,798
Due after one year through five years	12,576	12,734
Due after five years through ten years	34,073	34,890
Due after ten years	101,931	101,093
Total	153,356	153,515
Mortgage-backed securities	125,126	125,013
Total available-for-sale securities	$278,482	$278,528

Other securities

Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations.

	September 30,	December 31,
(in thousands)	2021	2020
Other securities:
FHLB stock	$5,812	$6,170
MIB stock	151	151
Equity securities with readily determinable fair values	52	32
Total other investment securities	$6,015	$6,353

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020 were as follows:

	Less than 12 months		12 months or more
					Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses *	Value	Losses	Value	Losses
At September 30, 2021
U.S. Treasury	$508	$—	$—	$—	$508	$—
U.S. government-sponsored enterprises	4,892	(108)	—	—	4,892	(108)
Obligations of states and political subdivisions	62,391	(1,382)	—	—	62,391	(1,382)
Mortgage-backed securities	70,027	(1,324)	1,667	(10)	71,694	(1,334)
Bank issued trust preferred securities	—	—	1,281	(205)	1,281	(205)
Total	$137,818	$(2,814)	$2,948	$(215)	$140,766	$(3,029)

(in thousands)
At December 31, 2020
U.S. Treasury	$1,015	$—	$—	$—	$1,015	$—
Mortgage-backed securities	7,494	(54)	—	—	7,494	(54)
Other debt securities	2,987	(14)	—	—	2,987	(14)
Bank issued trust preferred securities	—	—	1,229	(257)	1,229	(257)
Total	$11,496	$(68)	$1,229	$(257)	$12,725	$(325)

* Amounts less than $1,000 are not reported

The total available-for-sale portfolio consisted of approximately 417 securities at September 30, 2021. The portfolio included 157 securities having an aggregate fair value of $140.8 million that were in a loss position at September 30, 2021. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $2.9 million at fair value at September 30, 2021. The $3.0 million aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2021 was caused by interest rate fluctuations.

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

Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2021 and December 31, 2020, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Investment securities gains, net
Available-for-sale securities:
Gross realized gains	$119	$21	$121	$27
Gross realized losses	—	(8)	—	(8)
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	7	(1)	19	(1)
Investment securities gains, net	$126	$12	$140	$18

(5)   Intangible Assets

Mortgage Servicing Rights

At September 30, 2021, the Company was servicing approximately $277.1 million of loans sold to the secondary market compared to $292.7 million at December 31, 2020, and $289.3 million at September 30, 2020. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $195,000 and $581,000 for the three and nine months ended September 30, 2021, respectively, compared to $216,000 and $638,000 for the three and nine months ended September 30, 2020, respectively.

The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,775	$2,145	$2,445	$2,482
Originated mortgage servicing rights	66	343	359	531
Changes in fair value:
Due to changes in model inputs and assumptions (1)	(13)	(21)	269	(340)
Other changes in fair value (2)	(110)	(140)	(355)	(346)
Total changes in fair value	(123)	(161)	(86)	(686)
Balance at end of period	$2,718	$2,327	$2,718	$2,327
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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,
	2021	2020
Weighted average constant prepayment rate	11.41%	16.89%
Weighted average note rate	3.38%	3.67%
Weighted average discount rate	8.00%	7.75%
Weighted average expected life (in years)	6.0	4.7

(6)   Federal Funds Purchased and Securities Sold under Agreements to Repurchase

	September 30,	December 31,
(in thousands)	2021	2020
Federal funds purchased	$—	$—
Repurchase agreements	27,443	45,154
Total	$27,443	$45,154

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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
	Overnight	Less	Greater
	and	than	than
(in thousands)	continuous	90 days	90 days	Total
At September 30, 2021
U.S. government-sponsored enterprises	$1,927	$—	$—	$1,927
Mortgage-backed securities	25,516	—	—	25,516
Total	$27,443	$—	$—	$27,443

At December 31, 2020
U.S. government and federal agency obligations	$2,728	$—	$—	$2,728
U.S. government-sponsored enterprises	15,533	—	—	15,533
Mortgage-backed securities	26,893	—	—	26,893
Total	$45,154	$—	$—	$45,154

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(7)   Leases

The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of September 30, 2021, operating right of use (ROU) assets and liabilities were $1.9 million and $1.9 million, respectively. As of September 30, 2021, the weighted-average remaining lease term on these operating leases is approximately 6.7 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.

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

Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $93,000 and $289,000 for the three and nine months ended September 30, 2021, respectively, compared to $86,000 and $252,000 for the three and nine months ended September 30, 2020, respectively.

At adoption of Accounting Standards Update (ASU) 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $24,000 and $56,000 for the three and nine months ended September 30, 2021, respectively, compared to $15,000 and $75,000 for the three and nine months ended September 30, 2020, respectively.

The table below summarizes the maturity of remaining operating lease liabilities:

Operating
Lease payments due in:	Lease
(in thousands)
2021 (excluding 9 months ended September 30, 2021)	$91
2022	367
2023	366
2024	258
2025	257
Thereafter	830
Total lease payments	2,169
Less imputed interest	(259)
Total lease liabilities, as reported	$1,910

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

(8)   Income Taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.7% and 19.4% for the three and nine months ended September 30, 2021, respectively, compared to 18.9% and 18.4% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate for each of the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings. The effective tax rate for each of the three and nine months ended September 30, 2021 and 2020, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of September 30, 2021. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and nine months ended September 30, 2021 and 2020, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

(9)   Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	Income
(in thousands)	on Securities (1)	Costs (2)	(Loss)
Balance at beginning of period	$3,353	$(1,825)	$1,528
Other comprehensive income (loss), before reclassifications	(4,104)	275	(3,829)
Amounts reclassified from accumulated other comprehensive income (loss)	(95)	—	(95)
Current period other comprehensive income (loss), before tax	(4,199)	275	(3,924)
Income tax benefit (expense)	882	(58)	824
Current period other comprehensive income (loss), net of tax	(3,317)	217	(3,100)
Balance at end of period	$36	$(1,608)	$(1,572)

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2020
			Accumulated
		Unrecognized Net	Other
	Unrealized	Pension and	Comprehensive
	Gains (Losses)	Postretirement	Income
(in thousands)	on Securities (1)	Costs (2)	(Loss)
Balance at beginning of period	$(23)	$(3,732)	$(3,755)
Other comprehensive income, before reclassifications	4,165	160	4,325
Amounts reclassified from accumulated other comprehensive income (loss)	(19)	—	(19)
Current period other comprehensive income, before tax	4,146	160	4,306
Income tax expense	(871)	(33)	(904)
Current period other comprehensive income, net of tax	3,275	127	3,402
Balance at end of period	$3,252	$(3,605)	$(353)
(1)	The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)	The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

(10)   Employee Benefit Plans

Employee Benefits

Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Payroll taxes	$310	$305	$1,101	$1,030
Medical plans	436	446	1,405	1,370
401(k) match and profit sharing	513	490	1,456	1,134
Periodic pension cost	449	404	1,347	1,211
Other	3	14	10	42
Total employee benefits	$1,711	$1,659	$5,319	$4,787

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

Other Plans

On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (SERP), effective as of January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.

The accrued liability relating to the SERP was $1.2 million as of September 30, 2021, and the expense for the three and nine months ended September 30, 2021 was $97,000 and $290,000, respectively, compared to $80,000 and $240,000 for the three and nine months ended September 30, 2020, respectively, and is recognized over the required service period.

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

Pension

The Company provides a noncontributory defined benefit pension plan for all full-time and eligible employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the new guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution of $1.0 million on March 22, 2021.

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

	Nine Months Ended September 30,
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

Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the pension plan. The prior service credit is amortized over the average remaining service period to full

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

eligibility for participating employees expected to receive benefits. Currently, there is no prior service cost or net transition (asset)/obligation to be amortized.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share:
Net income available to shareholders	$5,796	$4,960	$16,527	$9,110
Average shares outstanding	6,616,975	6,737,928	6,617,105	6,747,553
Basic earnings per share	$0.88	$0.74	$2.50	$1.35
Diluted earnings per share:
Net income available to shareholders	$5,796	$4,960	$16,527	$9,110
Average shares outstanding	6,616,975	6,737,928	6,617,105	6,747,553
Diluted earnings per share	$0.88	0.74	$2.50	1.35

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

During the second quarter of 2021, the Company's Board of Directors reauthorized the purchase of up to $5.0 million market value of the Company's common stock under the 2019 authorization. There were no shares repurchased during the third quarter of 2021. As of September 30, 2021, $5.0 million remained available for the repurchase of shares pursuant to the share repurchase authorization.

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

		Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Assets:
U.S. Treasury	$3,029	$3,029	$—	$—
U.S. government and federal agency obligations	1,333	—	1,333	—
U.S. government-sponsored enterprises	17,566	—	17,566	—
Obligations of states and political subdivisions	118,911	—	118,911	—
Mortgage-backed securities	125,013	—	125,013	—
Other debt securities	11,395	—	11,395	—
Bank-issued trust preferred securities	1,281	—	1,281	—
Equity securities	52	52	—	—
Mortgage servicing rights	2,718	—	—	2,718
Total	$281,298	$3,081	$275,499	$2,718

December 31, 2020
Assets:
U.S. Treasury	$2,798	$2,798	$—	$—
U.S. government and federal agency obligations	11,929	—	11,929	—
U.S. government-sponsored enterprises	22,874	—	22,874	—
Obligations of states and political subdivisions	58,744	—	58,744	—
Mortgage-backed securities	90,112	—	90,112	—
Other debt securities	10,344	—	10,344	—
Bank-issued trust preferred securities	1,229	—	1,229	—
Equity securities	32	32	—	—
Mortgage servicing rights	2,445	—	—	2,445
Total	$200,507	$2,830	$195,232	$2,445

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using		Fair Value Measurements Using
	(Level 3)		(Level 3)
	Mortgage Servicing Rights		Mortgage Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,775	$2,145	$2,445	$2,482
Total gains or (losses) (realized/unrealized):
Included in earnings	(123)	(161)	(86)	(686)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issues	66	343	359	531
Settlements	—	—	—	—
Balance at end of period	$2,718	$2,327	$2,718	$2,327

Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:

Collateral Dependent Impaired Loans

While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2021, the Company identified $31.2 million in collateral dependent impaired loans that had specific allowances for losses aggregating $4.6 million. Related to these loans, there were $33,000 and $69,000 in charge-offs recorded during the three and nine months ended September 30, 2021, respectively. As of September 30, 2020, the Company identified $2.9 million in collateral dependent impaired loans that had specific allowances for losses aggregating $0.2 million. Related to these loans, there were $36,000 and $129,000 in charge-offs recorded during the three and nine months ended September 30, 2020, respectively.

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

		Fair Value Measurements Using
		Quoted Prices
		in Active			Three Months	Nine Months
		Markets for	Other	Significant	Ended	Ended
		Identical	Observable	Unobservable	September 30,	September 30,
	Total	Assets	Inputs	Inputs	Total Gains	Total Gains
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)*	(Losses)*
September 30, 2021
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$3,960	$—	$—	$3,960	$—	$—
Real estate mortgage - residential	324	—	—	324	(18)	(22)
Real estate mortgage - commercial	22,266	—	—	22,266	(15)	(41)
Installment and other consumer	—	—	—	—	—	(6)
Total	$26,550	$—	$—	$26,550	$(33)	$(69)
Other real estate and repossessed assets	$11,614	$—	$—	$11,614	$(12)	$(71)

September 30, 2020
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$308	$—	$—	$308	$(20)	$(20)
Real estate construction - commercial	360	—	—	360	—	—
Real estate mortgage - residential	454	—	—	454	—	(52)
Real estate mortgage - commercial	1,635	—	—	1,635	(13)	(37)
Installment and other consumer	—	—	—	—	(3)	(20)
Total	$2,757	$—	$—	$2,757	$(36)	$(129)
Other real estate and repossessed assets	$12,601	$—	$—	$12,601	$23	$222
*	Total losses reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.

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

HAWTHORN BANCSHARES, INC.

AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Unaudited)

A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 is as follows:

			September 30, 2021
			Fair Value Measurements
			Quoted Prices
			in Active		Net
			Markets for	Other	Significant
	September 30, 2021		Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	amount	value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$19,004	$19,004	$19,004	$—	$—
Federal funds sold and overnight interest-bearing deposits	94,262	94,262	94,262	—	—
Certificates of deposit in other banks	6,673	6,673	6,673	—	—
Available-for-sale securities	278,528	278,528	3,029	275,499	—
Other investment securities	6,015	6,015	52	5,963	—
Loans, net	1,263,891	1,273,797	—	—	1,273,797
Loans held for sale	4,576	4,663	—	—	4,663
Cash surrender value - life insurance	2,495	2,495	—	2,495	—
Accrued interest receivable	7,568	7,568	7,568	—	—
Total	$1,683,012	$1,693,005	$130,588	$283,957	$1,278,460
Liabilities:
Deposits:
Non-interest bearing demand	$461,626	$461,626	$461,626	$—	$—
Savings, interest checking and money market	693,065	693,065	693,065	—	—
Time deposits	256,368	257,500	—	—	257,500
Federal funds purchased and securities sold under agreements to repurchase	27,443	27,443	27,443	—	—
Federal Home Loan Bank advances and other borrowings	93,493	94,941	—	94,941	—
Subordinated notes	49,486	42,661	—	42,661	—
Accrued interest payable	308	308	308	—	—
Total	$1,581,789	$1,577,544	$1,182,442	$137,602	$257,500

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

The Company’s extent of involvement and maximum potential exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2021, no amounts have been accrued for any estimated losses for these financial instruments.

The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

	September 30,	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$354,957	$264,528
Commitments to originate residential first and second mortgage loans	22,964	51,270
Standby letters of credit	7,542	125,800
Total	$385,463	$441,598

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2021.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the Company, we, our, or us), including, without limitation:

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

Overview

Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.7 billion in assets at September 30, 2021, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.

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

Significant Developments and Transactions

Each item listed below materially affects the comparability of our results of operations for the three and nine months ended September 30, 2021 and 2020, respectively, and our financial condition as of September 30, 2021 and December 31, 2020, and may affect the comparability of financial information we report in future fiscal periods.

Impact of COVID-19. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Although many of the restrictive measures have been eased during 2020 and 2021, and the U.S. economy has begun to recover and with the availability and distribution of COVID-19 vaccines, the extent of the ultimate impact of the COVID-19 pandemic on the Company’s business remains uncertain and difficult to predict. If the COVID-19 pandemic continues to subside, we anticipate continued improvements in commercial and consumer activity and the U.S. economy. The continuing impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the scope, severity and duration of any resurgence of the pandemic (including COVID-19 variants), the actions taken to contain the outbreak or any resurgence or mitigate their impacts, the continued supply and distribution of vaccines and the efficacy of those vaccines, the ability of communities to achieve herd immunity, the public’s confidence in the health and safety measures implemented by the Company’s customers, the continuing direct and indirect economic effects of the outbreak and containment measures, and the ability of the Company’s customers to recover from the negative economic impacts of the pandemic as it subsides, all of which are uncertain and cannot be predicted.

Effects on Our Market Areas. Our commercial and consumer banking products and services are delivered primarily in Missouri, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity. While positive tailwinds exist, we recognize that our business and consumer customers are continuing to experience varying degrees of financial distress, which is expected to continue into the fourth quarter of 2021. Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic. In addition, the economic pressures, materials supply chain disruptions and continuing uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which has negatively impacted the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hotel/lodging, restaurants, entertainment, retail and commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

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

The Company is an active participant in the SBA’s Small Business Paycheck Protection Programs (PPP), and has been since their inception. As of September 30, 2021, the net balance of the PPP loans totaled $26.0 million.

Beginning in 2020, as provided for by the CARES Act, the Company offered payment modifications to borrowers. At December 31, 2020, these modifications totaled $86.7 million, or 6.7% of total loans. At September 30, 2021, $11.3 million, or 0.9% of total loans, remained in some form of a modification. These loan modifications include two remaining loans on interest only. As permitted by the CARES Act and other regulatory guidance, the Company has elected to suspend accounting principles generally accepted in the United States of America (U.S. GAAP) and regulatory determinations for loan modifications relating to the COVID-19 pandemic that would otherwise require evaluation as troubled debt restructurings (TDRs). The Company expects most of these modified loans to recover from the pandemic, but uncertainty regarding the short-term and long-term effects of the COVID-19 pandemic remain that may require the Company to downgrade modified loans which may increase our allowance for loan losses, reverse interest income previously recognized but not received, or charge-off modified loans.

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

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial information for the Company as of and for each of the three and nine months ended September 30, 2021 and 2020, respectively. The selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements of the Company, including the related notes, presented elsewhere herein.

Selected Financial Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Per Share Data
Basic earnings per share	$0.88	$0.74	$2.50	$1.35
Diluted earnings per share	0.88	0.74	2.50	1.35
Cash dividends paid on common stock	954	749	2,624	2,252
Book value per share			21.02	18.43
Market price per share			23.16	18.21
Selected Ratios
(Based on average balance sheet data)
Return on total assets	1.33%	1.18%	1.28%	0.76%
Return on stockholders' equity	16.49%	15.99%	16.37%	10.15%
Stockholders' equity to total assets	8.05%	7.40%	7.82%	7.47%
Efficiency ratio (1)	61.23%	61.49%	62.49%	66.88%
Net interest spread	3.62%	3.30%	3.43%	3.27%
Net interest margin	3.78%	3.50%	3.60%	3.50%

(Based on end-of-period data)
Stockholders' equity to assets			8.00%	7.45%
Total risk-based capital ratio			15.01%	15.05%
Tier 1 risk-based capital ratio			13.64%	13.28%
Common equity Tier 1 capital			10.26%	9.97%
Tier 1 leverage ratio (2)			10.82%	9.99%
(1)	Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue includes net interest income and non-interest income.
(2)	Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net interest income	$15,380	$13,842	$1,538	11.1%	$43,442	$39,707	$3,735	9.4%
Provision for loan losses	300	1,200	(900)	(75.0)	700	5,400	(4,700)	(87.0)
Non-interest income	3,675	5,119	(1,444)	(28.2)	12,707	10,266	2,441	23.8
Investment securities gains, net	126	12	114	950.0	140	18	122	677.8
Non-interest expense	11,668	11,660	8	0.1	35,088	33,421	1,667	5.0
Income before income taxes	7,213	6,113	1,100	18.0	20,501	11,170	9,331	83.5
Income tax expense	1,417	1,153	264	22.9	3,974	2,060	1,914	92.9
Net income	$5,796	$4,960	$836	16.9%	$16,527	$9,110	$7,417	81.4%

Consolidated net income of $5.8 million, or $0.88 per diluted share, for the three months ended September 30, 2021 increased $0.8 million compared to $5.0 million, or $0.74 per diluted share, for the three months ended September 30, 2020. For the three months ended September 30, 2021, the return on average assets was 1.33%, the return on average stockholders’ equity was 16.49%, and the efficiency ratio was 61.2%.

Consolidated net income of $16.5 million, or $2.50 per diluted share, for the nine months ended September 30, 2021 increased $7.4 million compared to $9.1 million, or $1.35 per diluted share, for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the return on average assets was 1.28%, the return on average stockholders’ equity was 16.37%, and the efficiency ratio was 62.5%.

Net interest income was $15.4 million and $43.4 million for the three and nine months ended September 30, 2021, respectively, compared to $13.8 million and $39.7 million for the three and nine months ended September 30, 2020, respectively. The net interest margin (expressed on a fully taxable equivalent basis) increased to 3.78% for the three months ended September 30, 2021 compared to 3.50% for the three months ended September 30, 2020 and increased to 3.60% for the nine months ended September 30, 2021 compared to 3.50% for the nine months ended September 30, 2020. These changes are discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis section below.

A $0.3 million and $0.7 million provision for loan losses was required for the three and nine months ended September 30, 2021 compared to a $1.2 million and $5.4 million provision for the three and nine months ended September 30, 2020, respectively. The decreased provision in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 resulted primarily from the impact of net recoveries and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic. Criticized loan levels remain elevated when compared to pre-pandemic levels due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic.

The Company’s net loan charge-offs (recoveries) were $106,000 and $(116,000) for the three and nine months ended September 30, 2021, respectively, compared to net loan charge-offs of $58,000 and $113,000 for the three and nine months ended September 30, 2020, respectively.

Non-performing loans totaled $32.8 million, or 2.56% of total loans, at September 30, 2021 compared to $34.6 million, or 2.69% of total loans, at December 31, 2020, and $5.8 million, or 0.45% of total loans, at September 30, 2020. These changes are discussed in greater detail under the Lending and Credit Management section below.

Non-interest income decreased $1.4 million, or 28.2%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased $2.4 million, or 23.8%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Non-interest expense increased $0.08 million, or 0.1%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased $1.7 million, or 5.0%, for the nine months ended September 30,

2021 compared to the nine months ended September 30, 2020. These changes are discussed in greater detail under the Non-interest Income and Expense section below.

Average Balance Sheet Data

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and nine month periods ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,
	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$247,564	$4,575	7.33%	$291,657	$3,364	4.59%
Real estate construction - residential	35,358	453	5.08	26,263	345	5.23
Real estate construction - commercial	75,080	885	4.68	86,056	989	4.57
Real estate mortgage - residential	270,464	2,863	4.20	253,451	2,967	4.66
Real estate mortgage - commercial	633,239	6,590	4.13	588,464	6,959	4.70
Installment and other consumer	24,363	242	3.94	28,691	297	4.12
Total loans	$1,286,068	$15,608	4.81%	$1,274,582	$14,921	4.66%
Loans held for sale	$3,092	$24	3.08%	$11,573	$41	1.41%
Investment securities:
U.S. Treasury	$3,033	$4	0.52%	$2,808	$8	1.13%
U.S. government and federal agency obligations	20,819	75	1.43	39,927	179	1.78
Obligations of states and political subdivisions	114,804	868	3.00	45,609	305	2.60
Mortgage-backed securities	130,658	443	1.35	96,017	411	1.70
Other debt securities	10,609	129	4.82	11,133	152	5.43
Total investment securities	$279,923	$1,519	2.15%	$195,494	$1,055	2.15%
Other investment securities	6,010	81	5.35	6,623	75	4.51
Federal funds sold and interest bearing deposits in other financial institutions	91,654	78	0.34	112,710	111	0.39
Total interest earning assets	$1,666,747	$17,310	4.12%	$1,600,982	$16,203	4.03%
All other assets	83,998			84,068
Allowance for loan losses	(18,801)			(16,727)
Total assets	$1,731,944			$1,668,323
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$225,351	$130	0.23%	$198,913	$124	0.25%
Savings	161,308	14	0.03	123,405	11	0.04
Interest checking	37,391	45	0.48	53,734	75	0.56
Money market	281,425	91	0.13	281,454	100	0.14
Time deposits	252,732	437	0.69	297,359	950	1.27
Total interest bearing deposits	$958,207	$717	0.30%	$954,865	$1,260	0.53%
Federal funds purchased and securities sold under agreements to repurchase	29,753	19	0.25	36,412	25	0.27
Federal Home Loan Bank advances and other borrowings	93,533	383	1.62	116,977	505	1.72
Subordinated notes	49,486	305	2.45	49,486	326	2.62
Total borrowings	$172,772	$707	1.62%	$202,875	$856	1.68%
Total interest bearing liabilities	$1,130,979	$1,424	0.50%	$1,157,740	$2,116	0.73%
Demand deposits	445,062			368,709
Other liabilities	16,451			18,486
Total liabilities	$1,592,492			$1,544,935
Stockholders' equity	139,452			123,388
Total liabilities and stockholders' equity	$1,731,944			$1,668,323
Net interest income (FTE)		$15,886			$14,087
Net interest spread			3.62%			3.30%
Net interest margin			3.78%			3.50%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended September 30, 2021 and 2020. Such adjustments totaled $0.5 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)

Fees and costs on loans are included in interest income ($2.1 million and $0.7 million of PPP fees were included in commercial loan income for the three months ended September 30, 2021 and 2020, respectively).

	Nine Months Ended September 30,
	2021			2020
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
(In thousands)	Balance	Expense(1)	Paid(1)	Balance	Expense(1)	Paid(1)
ASSETS
Loans: (2) (3)
Commercial	$253,878	$11,732	6.18%	$257,328	$9,055	4.70%
Real estate construction - residential	34,625	1,274	4.92	25,245	999	5.29
Real estate construction - commercial	77,115	2,676	4.64	85,486	3,059	4.78
Real estate mortgage - residential	264,699	8,546	4.32	251,029	9,031	4.81
Real estate mortgage - commercial	624,455	19,809	4.24	582,568	20,955	4.80
Installment and other consumer	25,044	750	4.00	30,063	950	4.22
Total loans	$1,279,816	$44,787	4.68%	$1,231,719	$44,049	4.78%
Loans held for sale	$4,263	$79	2.48%	$8,338	$96	1.54%
Investment securities:
U.S. Treasury	$3,026	$13	0.57%	$1,453	$16	1.47%
U.S. government and federal agency obligations	22,579	276	1.63	41,353	619	2.00
Obligations of states and political subdivisions	88,333	1,989	3.01	42,088	895	2.84
Mortgage-backed securities	125,814	1,249	1.33	100,186	1,348	1.80
Other debt securities	11,674	430	4.92	7,229	294	5.43
Total investment securities	$251,426	$3,957	2.10%	$192,309	$3,172	2.20%
Other investment securities	6,021	246	5.46	6,765	247	4.88
Federal funds sold and interest bearing deposits in other financial institutions	118,999	268	0.30	98,238	553	0.75
Total interest earning assets	$1,660,525	$49,337	3.97%	$1,537,369	$48,117	4.18%
All other assets	84,600			83,104
Allowance for loan losses	(18,579)			(15,061)
Total assets	$1,726,546			$1,605,412
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$227,925	$402	0.24%	$190,734	$533	0.37%
Savings	153,730	40	0.03	112,917	43	0.05
Interest checking	46,661	168	0.48	49,026	323	0.88
Money market	280,838	255	0.12	278,244	647	0.31
Time deposits	255,495	1,612	0.84	308,442	3,156	1.37
Total interest bearing deposits	$964,649	$2,477	0.34%	$939,363	$4,702	0.67%
Federal funds purchased and securities sold under agreements to repurchase	38,797	72	0.25	34,028	121	0.48
Federal Home Loan Bank advances and other borrowings	95,486	1,164	1.63	120,650	1,749	1.94
Subordinated notes	49,486	921	2.49	49,486	1,208	3.26
Total borrowings	$183,769	$2,157	1.57%	$204,164	$3,078	2.01%
Total interest bearing liabilities	$1,148,418	$4,634	0.54%	$1,143,527	$7,780	0.91%
Demand deposits	426,290			324,479
Other liabilities	16,871			17,498
Total liabilities	$1,591,579			$1,485,504
Stockholders' equity	134,967			119,908
Total liabilities and stockholders' equity	$1,726,546			$1,605,412
Net interest income (FTE)		$44,703			$40,337
Net interest spread			3.43%			3.27%
Net interest margin			3.60%			3.50%
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the nine months ended September 30, 2021 and 2020. Such adjustments totaled $1.3 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)

Fees and costs on loans are included in interest income ($4.4 million and $1.2 million of PPP fees were included in commercial loan income for the nine months ended September 30, 2021 and 2020, respectively).

Rate and Volume Analysis

The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
		Change due to			Change due to
	Total	Average	Average	Total	Average	Average
(In thousands)	Change	Volume	Rate	Change	Volume	Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$1,211	$(570)	$1,781	$2,677	$(123)	$2,800
Real estate construction - residential	108	116	(8)	275	349	(74)
Real estate construction - commercial	(104)	(129)	25	(383)	(293)	(90)
Real estate mortgage - residential	(104)	191	(295)	(485)	475	(960)
Real estate mortgage - commercial	(369)	504	(873)	(1,146)	1,440	(2,586)
Installment and other consumer	(55)	(44)	(11)	(200)	(153)	(47)
Loans held for sale	(17)	(44)	27	(17)	(60)	43
Investment securities:
U.S. Treasury	(4)	1	(5)	(3)	10	(13)
U.S. government and federal agency obligations	(104)	(74)	(30)	(343)	(244)	(99)
Obligations of states and political subdivisions	563	518	45	1,094	1,038	56
Mortgage-backed securities	32	128	(96)	(99)	300	(399)
Other debt securities	(23)	(7)	(16)	136	166	(30)
Other investment securities	6	(7)	13	(1)	(29)	28
Federal funds sold and interest bearing deposits in other financial institutions	(33)	(19)	(14)	(285)	99	(384)
Total interest income	$1,107	$564	$543	$1,220	$2,975	$(1,755)
Interest expense:
NOW accounts	6	15	(9)	(131)	91	(222)
Savings	3	3	—	(3)	13	(16)
Interest checking	(30)	(21)	(9)	(155)	(15)	(140)
Money market	(9)	—	(9)	(392)	6	(398)
Time deposits	(513)	(127)	(386)	(1,544)	(478)	(1,066)
Federal funds purchased and securities sold under agreements to repurchase	(6)	(5)	(1)	(49)	15	(64)
Federal Home Loan Bank advances and other borrowings	(122)	(97)	(25)	(585)	(332)	(253)
Subordinated notes	(21)	—	(21)	(287)	—	(287)
Total interest expense	$(692)	$(232)	$(460)	$(3,146)	$(700)	$(2,446)
Net interest income on a fully taxable equivalent basis	$1,799	$796	$1,003	$4,366	$3,675	$691
(1)

Interest income and yields are presented on a fully taxable equivalent basis using the Federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and nine months ended September 30, 2021 and 2020. Such adjustments totaled $0.5 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, compared to $1.3 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.

(2)	Non-accruing loans are included in the average amounts outstanding.
(3)

Fees and costs on loans are included in interest income ($2.1 million and $4.4 million of PPP fees for the three and nine months ended September 30, 2021, respectively, compared to $0.7 million and $1.2 million for the three and nine months ended September 30, 2020 were included in commercial loan income).

Financial results for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 reflected an increase in net interest income, on a tax equivalent basis, of $1.8 million, or 12.8%, and the financial results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 reflected an increase of $4.4 million, or 10.8%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.78% for the quarter ended September 30, 2021 compared to 3.50% for the quarter ended September 30, 2020 and increased to 3.60% for the nine months ended September 30, 2021 compared to 3.50% for the nine months ended September 30, 2020. Net interest income and net interest margin increased primarily due to an increase in PPP fees and interest income in both the three and nine month comparative periods. The Company earned $2.1 million and $4.4 million in PPP income for the three and nine months ended September 30, 2021, respectively, compared to $0.7 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

Average interest-earning assets increased $65.8 million, or 4.1%, to $1.67 billion for the quarter ended September 30, 2021 compared to $1.60 billion for the quarter ended September 30, 2020, and average interest-bearing liabilities decreased $26.8 million, or 2.3%, to $1.13 billion for the quarter ended September 30, 2021 compared to $1.16 billion for the quarter ended September 30, 2020.

Average interest-earning assets increased $123.2 million, or 8.0%, to $1.66 billion for the nine months ended September 30, 2021 compared to $1.54 billion for the nine months ended September 30, 2020, and average interest-bearing liabilities increased $4.9 million, or 0.4%, to $1.15 billion for the nine months ended September 30, 2021 compared to $1.14 billion for the nine months ended September 30, 2020.

Total interest income (expressed on a fully taxable equivalent basis) was $17.3 million and $49.3 million for the three and nine months ended September 30, 2021, respectively, compared to $16.2 million and $48.1 million for the three and nine months ended September 30, 2020, respectively. The Company’s rates earned on interest earning assets were 4.12% and 3.97% for the three and nine months ended September 30, 2021, respectively, compared to 4.03% and 4.18% for the three and nine months ended September 30, 2020, respectively.

Interest income on loans held for investment was $15.6 million and $44.8 million for the three and nine months ended September 30, 2021, respectively, compared to $14.9 million and $44.0 million for the three and nine months ended September 30, 2020, respectively.

Average loans outstanding increased $11.5 million, or 0.9%, to $1.29 billion for the quarter ended September 30, 2021 compared to $1.27 billion for the quarter ended September 30, 2020. The average yield on loans increased to 4.81% for the quarter ended September 30, 2021 compared to 4.66% for the quarter ended September 30, 2020.

Average loans outstanding increased $48.1 million, or 3.9%, to $1.28 billion for the nine months ended September 30, 2021 compared to $1.23 billion for the nine months ended September 30, 2020. The average yield on loans decreased to 4.68% for the nine months ended September 30, 2021 compared to 4.78% for the nine months ended September 30, 2020. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.

Interest income on available-for-sale securities was $1.5 million and $4.0 million for the three and nine months ended September 30, 2021, respectively, compared to $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively.

Average securities increased $84.4 million, or 43.2%, to $279.9 million for the quarter ended September 30, 2021 compared to $195.5 million for the quarter ended September 30, 2020. The average yield on securities was consistent at 2.15% for both quarters ended September 30, 2021 and 2020, respectively.

Average securities increased $59.1 million, or 30.7%, to $251.4 million for the nine months ended September 30, 2021 compared to $192.3 million for the nine months ended September 30, 2020. The average yield on securities decreased to 2.10% for the nine months ended September 30, 2021 compared to 2.20% for the nine months ended September 30, 2020.  See the Liquidity Management section for further discussion.

Total interest expense decreased to $1.4 million and $4.6 million for the three and nine months ended September 30, 2021, respectively, compared to $2.1 million and $7.8 million for the three and nine months ended September 30, 2020, respectively. The Company’s rates paid on interest bearing liabilities were 0.50% and 0.54% for the three and nine months ended September 30, 2021, respectively, compared to 0.73% and 0.91% for the three and nine months ended September 30, 2020, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits decreased to $0.7 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, compared to $1.3 million and $4.7 million for the three and nine months ended September 30, 2020, respectively.

Average interest-bearing deposits increased $3.3 million, or 0.4%, to $958.2 million for the quarter ended September 30, 2021 compared to $954.9 million for the quarter ended September 30, 2020. The average cost of deposits decreased to 0.30% for the quarter ended September 30, 2021 compared to 0.53% for the quarter ended September 30, 2020.

Average interest-bearing deposits increased $25.3 million, or 2.7%, to $964.6 million for the nine months ended September 30, 2021 compared to $939.4 million for the nine months ended September 30, 2020. The average cost of deposits decreased to 0.34% for the nine months ended September 30, 2021 compared to 0.67% for the nine months ended September 30, 2020.

Interest expense on borrowings was $0.7 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, compared to $0.9 million and $3.1 million for the three and nine months ended September 30, 2020, respectively.

Average borrowings decreased to $172.8 million for the quarter ended September 30, 2021 compared to $202.9 million for the quarter ended September 30, 2020. The average cost of borrowings decreased to 1.62% for the quarter ended September 30, 2021 compared to 1.68% for the quarter ended September 30, 2020.

Average borrowings decreased to $183.8 million for the nine months ended September 30, 2021 compared to $204.2 million for the nine months ended September 30, 2020. The average cost of borrowings decreased to 1.57% for the nine months ended September 30, 2021 compared to 2.01% for the nine months ended September 30, 2020. The decrease in cost of funds primarily resulted from lower market interest rates.

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

Non-interest Income and Expense

Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Non-interest income
Service charges and other fees	$782	$816	$(34)	(4.2)%	$2,285	$2,181	$104	4.8%
Bank card income and fees	1,043	846	197	23.3	2,925	2,351	574	24.4
Trust department income	308	263	45	17.1	910	920	(10)	(1.1)
Real estate servicing fees, net	71	54	17	31.5	495	(48)	543	NM
Gain on sales of mortgage loans, net	1,369	3,026	(1,657)	(54.8)	5,881	4,369	1,512	34.6
Other	102	114	(12)	(10.5)	211	493	(282)	(57.2)
Total non-interest income	$3,675	$5,119	$(1,444)	(28.2)%	$12,707	$10,266	$2,441	23.8%
Non-interest income as a % of total revenue *	19.3%	27.0%			22.6%	20.5%
*	Total revenue is calculated as net interest income plus non-interest income.

NM = Not meaningful

Total non-interest income decreased $1.4 million, or 28.2%, to $3.7 million for the quarter ended September 30, 2021 compared to $5.1 million for the quarter ended September 30, 2020, and increased $2.4 million, or 23.8%, to $12.7 million for the nine months ended September 30, 2021 compared to $10.3 million for the nine months ended September 30, 2020. The decrease in non-interest income for the quarter end September 30, 2021 compared to the quarter ended September 30, 2020 was primarily due to the decrease in gain on sale of real estate mortgages due to lower volumes of real estate mortgage loans sold as further discussed below.

Bank Card and Credit card transaction fees increased $0.2 million, or 23.3%, to $1.0 million for the quarter ended September 30, 2021 compared to $0.8 million for the quarter ended September 30, 2020, and increased $0.5 million, or 24.4%, to $2.9 million for the nine months ended September 30, 2021, compared to $2.4 million for the nine months ended September 30, 2020. The increases were primarily related to increases in debit card usage and interchange fees. As the economy began to recover from the COVID 19 pandemic, the Company began to see an increase in spending due to both stimulus income and a reduction of conservative savings due to the uncertainty of the pandemic.

Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) increased $17,000 to $71,000 for the quarter ended September 30, 2021 compared to $54,000 for the quarter ended September 30, 2020 and increased $543,000 to $495,000 for the nine months ended September 30, 2021 compared to $(48,000) for the nine months ended September 30, 2020.

Mortgage loan servicing fees earned on loans sold were $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. The current quarter's MSR valuation decreased $13,000 from the prior linked quarter primarily due to a decrease in the Company's servicing portfolio. The dramatic drop in market interest rates created an economic incentive for borrowers to refinance their existing home mortgage loans during 2020 that has slowed down in 2021.

The Company was servicing $277.1 million of mortgage loans at September 30, 2021 compared to $292.7 million and $289.3 million at December 31, 2020 and September 30, 2020, respectively.

Gain on sales of mortgage loans decreased $1.6 million to $1.4 million for the quarter ended September 30, 2021 compared to $3.0 million for the quarter ended September 30, 2020 and increased $1.5 million to $5.9 million for the nine months ended September 30, 2021 compared to $4.4 million for the nine months ended September 30, 2020. The Company sold $39.1 million and $167.6 million of loans for the three and nine months ended September 30, 2021, respectively, compared to $73.5 million and $133.2 million for the three and nine months ended September 30, 2020, respectively. Loans sold to the secondary market were strong in the first six months but began to slow down in the third quarter of 2021.

Other Income decreased $12,000, or 10.5%, to $0.1 million for the quarter ended September 30, 2021 compared to $0.1 million for the quarter ended September 30, 2020, and decreased $0.3 million, or 57.2%, to $0.2 million for the nine months ended September 30, 2021 compared to $0.5 million for the nine months ended September 30, 2020. The decreases primarily resulted from a decrease in net gains on sales of other real estate owned and a decrease in net gains on disposal of fixed assets. In the quarter ended June 30, 2020, the Company sold an out-of-service branch building being held as other real estate owned (OREO) to a non-profit organization. This transaction consisted of a $266,000 donation expense and the Company realized a net gain of $210,000. These decreases were partially offset by an increase in brokerage income and a forfeiture of an OREO escrow deposit.

The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Investment securities gains, net
Available-for-sale securities:
Gross realized gains	$119	$21	$121	$27
Gross realized losses	—	(8)	—	(8)
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	7	(1)	19	(1)
Investment securities gains, net	$126	$12	$140	$18

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Non-interest expense
Salaries	$4,954	$5,112	$(158)	(3.1)%	$15,446	$14,617	$829	5.7%
Employee benefits	1,711	1,659	52	3.1	5,319	4,787	532	11.1
Occupancy expense, net	808	781	27	3.5	2,298	2,303	(5)	(0.2)
Furniture and equipment expense	787	745	42	5.6	2,284	2,259	25	1.1
Processing, network and bank card expense	1,288	877	411	46.9	3,521	2,807	714	25.4
Legal, examination, and professional fees	357	381	(24)	(6.3)	1,146	1,155	(9)	(0.8)
Advertising and promotion	310	316	(6)	(1.9)	862	786	76	9.7
Postage, printing, and supplies	218	227	(9)	(4.0)	608	661	(53)	(8.0)
Loan expense	209	360	(151)	(41.9)	612	786	(174)	(22.1)
Other	1,026	1,202	(176)	(14.6)	2,992	3,260	(268)	(8.2)
Total non-interest expense	$11,668	$11,660	$8	0.1%	$35,088	$33,421	$1,667	5.0%
Efficiency ratio*	61.2%	61.5%			62.5%	66.9%
Number of full-time equivalent employees	302	301			302	301
*	Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue includes net interest income and non-interest income.

Total non-interest expense remained consistent at $11.7 million for both the quarters ended September 30, 2021 and 2020, respectively, and increased $1.7 million, or 5.0%, to $35.1 million for the nine months ended September 30, 2021 compared to $33.4 million for the nine months ended September 30, 2020.

Salaries decreased $0.2 million, or 3.1%, to $4.9 million for the quarter ended September 30, 2021 compared to $5.1 million for the quarter ended September 30, 2020 primarily due to reduced commissions due to a decrease in loan originations, and increased $0.8 million, or 5.7%, to $15.4 million for the nine months ended September 30, 2021 compared to $14.6 million for the nine months ended September 30, 2020 primarily due to an increase in commissions paid due to an increase in loan originations. (See Gain on sales of mortgage loans discussion above) In addition, annual merit increases averaged approximately 4.0% each year and were awarded in the first quarter of each year.

Employee benefits remained consistent at $1.7 million for both the quarters ended September 30, 2021 and 2020, respectively, and increased $0.5 million, or 11.1%, to $5.3 million for the nine months ended September 30, 2021 compared to $4.8 million for the nine months ended September 30, 2020. The increases were primarily due to an increase in 401(k) plan contributions, payroll taxes, medical premiums, and pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions.

Processing, network, and bank card expense increased $0.4 million, or 46.9%, to $1.3 million for the quarter ended September 30, 2021 compared to $0.9 million for the quarter ended September 30, 2020, and increased $0.7 million, or 25.4%, to $3.5 million for the nine months ended September 30, 2021 compared to $2.8 million for the nine months ended September 30, 2020. These increases were primarily related to increases in network, processing, and debit card processing expenses, partially offset by decreases in credit card and ATM interchange expenses.

Loan expense decreased $0.2 million, or 41.9%, to $0.2 million for the quarter ended September 30, 2021 compared to $0.4 million for the quarter ended September 30, 2020, and decreased $0.2 million, or 22.1%, to $0.6 million for the nine months ended September 30, 2021 compared to $0.8 million for the nine months ended September 30, 2020. The decreases in loan expense primarily resulted from decreases in commercial and real estate third-party loan expenses. The Company experienced a decrease in commercial loan growth during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Also during 2020, the Company experienced significant real estate mortgage refinancing activity and growth in loan volume sold to the secondary market.

Other non-interest expense decreased $0.2 million, or 14.6%, to $1.0 million for the quarter ended September 30, 2021 compared to $1.2 million for the quarter ended September 30, 2020, and decreased $0.3 million, or 8.2%, to $3.0 million for the nine months ended September 30, 2021 compared to $3.3 million for the nine months ended September 30, 2020. The decreases were primarily related to a decrease in donations, pension net interest cost, and miscellaneous charged-off items related to teller differences and debit card fraud. In the quarter ended September 30, 2020, the Company sold an out-of-service branch building being held as other real estate owned (OREO) to a non-profit organization. This transaction consisted of a $266,000 donation expense and the Company realized a net gain of $210,000. These decreases were partially offset by an increase in the FDIC assessment expense, deposit product expense, and software expense due to new mortgage loan software.

Income taxes

Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.7% and 19.4% for the three and nine months ended September 30, 2021, respectively, compared to 18.9% and 18.4% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate for each of the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings. The effective tax rate for each of the three and nine months ended September 30, 2021 and 2020, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

Lending and Credit Management

Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 72.7% of total assets as of September 30, 2021 compared to 73.2% as of December 31, 2020.

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

Major classifications within the Company’s held for investment loan portfolio as of the dates indicated is as follows:

	September 30, 2021		December 31, 2020
(In thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural (a)	$232,532	18.1%	$272,918	21.2%
Real estate construction − residential	33,514	2.6	29,692	2.3
Real estate construction − commercial	72,031	5.6	78,144	6.1
Real estate mortgage − residential	273,768	21.3	262,339	20.4
Real estate mortgage − commercial	647,043	50.4	617,133	48.0
Installment and other consumer	23,932	1.9	26,741	2.1
Total loans held for investment	$1,282,820	100.0%	$1,286,967	100.0%
(a)	Includes $26.0 million and $63.3 million of SBA PPP loans, net as of September 30, 2021 and December 31, 2020, respectively.

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

The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2021, the Company sold approximately $167.6 million of loans to investors compared to $133.2 million for the nine months ended September 30, 2020. At September 30, 2021, the Company was servicing approximately $277.1 million of loans sold to the secondary market compared to $292.7 million at December 31, 2020, and $289.3 million at September 30, 2020.

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

Non-performing Assets

The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,	September 30,
(In thousands)	2021	2020	2020
Non-accrual loans:
Commercial, financial, and agricultural	$6,292	$6,717	$878
Real estate construction − residential	—	192	—
Real estate construction − commercial	108	200	552
Real estate mortgage − residential	1,475	2,105	2,236
Real estate mortgage − commercial	24,940	25,314	1,933
Installment and other consumer	20	31	33
Total	$32,835	$34,559	$5,632
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage - residential	$—	$—	$175
Installment and other consumer	—	17	8
Total	$—	$17	$183
Total non-performing loans (a)	32,835	34,576	5,815
Other real estate owned and repossessed assets	11,614	12,291	12,601
Total non-performing assets	$44,449	$46,867	$18,416

Loans held for investment	$1,282,820	$1,286,967	$1,279,165
Allowance for loan losses to loans	1.48%	1.41%	1.39%
Non-performing loans to loans (a)	2.56%	2.69%	0.45%
Non-performing assets to loans (b)	3.46%	3.64%	1.44%
Non-performing assets to assets (b)	2.56%	2.70%	1.10%
Allowance for loan losses to non-performing loans	57.65%	52.39%	305.49%
(a)	Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)	Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $44.4 million, or 3.46% of total loans, at September 30, 2021 compared to $46.9 million, or 3.64% of total loans, at December 31, 2020, and $18.4 million, or 1.44% of total loans, at September 30, 2020, respectively.

Total non-accrual loans at September 30, 2021 decreased $1.7 million, or 5.0%, to $32.8 million compared to $34.6 million at December 31, 2020. There were no loans past due 90 days and still accruing interest at September 30, 2021 compared to $17,000 at December 31, 2020. Other real estate and repossessed assets were $11.6 million and $12.3 million at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, $142,000 of non-accrual loans, net of charge-offs taken, moved to other real estate owned and repossessed assets compared to $73,000 during the nine months ended September 30, 2020.

As of September 30, 2021, approximately $6.0 million of loans classified as substandard, which include performing TDRs, and not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms compared to $6.0 million and $4.7 million at December 31, 2020 and September 30, 2020, respectively. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2021			December 31, 2020
	Number of	Recorded	Specific	Number of	Recorded	Specific
(In thousands)	contracts	Investment	Reserves	contracts	Investment	Reserves
Performing TDRs
Commercial, financial and agricultural	5	$273	$27	7	$835	$90
Real estate mortgage − residential	6	1,268	55	5	1,521	28
Real estate mortgage − commercial	2	332	7	2	343	7
Installment and other consumer	4	38	4	5	77	10
Total performing TDRs	17	$1,911	$93	19	$2,776	$135
Non-performing TDRs
Commercial, financial and agricultural	—	$—	$—	1	$4	$1
Real estate mortgage − residential	5	624	40	8	895	78
Total non-performing TDRs	5	$624	$40	9	$899	$79
Total TDRs	22	$2,535	$133	28	$3,675	$214

At September 30, 2021, loans classified as TDRs totaled $2.5 million, with $133,000 of specific reserves compared to $3.7 million of loans classified as TDRs, with $214,000 of specific reserves at December 31, 2020. Non-performing loans, included $0.6 million of loans classified as TDRs at September 30, 2021 compared to $0.9 million at December 31, 2020. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2020 to September 30, 2021 was primarily due to $1.2 million of payments received on TDRs.

Allowance for Loan Losses and Provision

Allowance for Loan Losses

The following table is a summary of the allocation of the allowance for loan losses:

	September 30,	December 31,
(In thousands)	2021	2020
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$4,701	$5,121
Real estate construction − residential	235	213
Real estate construction − commercial	425	475
Real estate mortgage − residential	2,673	2,679
Real estate mortgage − commercial	10,681	9,354
Installment and other consumer	255	264
Unallocated	(41)	7
Total	$18,929	$18,113

The allowance for loan losses (ALL) was $18.9 million, or 1.48% of loans outstanding, at September 30, 2021 compared to $18.1 million, or 1.41%, at December 31, 2020, and $17.8 million, or 1.39% at September 30, 2020. The ratio of the ALL to non-performing loans was 57.65% at September 30, 2021, compared to 52.39% at December 31, 2020, and 305.49% at September 30, 2020.

The following table is a summary of the general and specific allocations of the ALL:

	September 30,	December 31,
(In thousands)	2021	2020
Allocation of allowance for loan losses:
Individually evaluated for impairment − specific reserves	$4,932	$5,113
Collectively evaluated for impairment − general reserves	13,997	13,000
Total	$18,929	$18,113

The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2021, $4.9 million of the Company’s ALL was allocated to impaired loans totaling approximately $34.7 million compared to $5.1 million of the Company’s ALL allocated to impaired loans totaling approximately $37.3 million at December 31, 2020. Management determined that $11.9 million, or 34%, of total impaired loans required no reserve allocation at September 30, 2021 compared to $11.9 million, or 32%, at December 31, 2020, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

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

The ALL changes from December 31, 2020 to September 30, 2021 primarily resulted from net recovery activity, in addition to organic loan growth. The Company continues to monitor the risks associated with its non-performing loans and the remaining loans modified under the CARES Act.

Provision

A $0.3 million and $0.7 million provision for loan losses was required for the three and nine months ended September 30, 2021, respectively, compared to a $1.2 million and $5.4 million provision for the three and nine months ended September 30, 2020, respectively. The decreased provision in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 resulted primarily from the impact of net recoveries and improvement in the economic outlook as the economy begins to recover from the impacts of the COVID-19 pandemic, which significantly impacted provision in 2020. Criticized loan levels remain elevated when compared to pre-pandemic levels due to the downgrade of loans to borrowers that have been impacted by the COVID-19 pandemic.

The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Analysis of allowance for loan losses:
Balance beginning of period	$18,735	$16,622	$18,113	$12,477
Charge-offs:
Commercial, financial, and agricultural	45	46	100	130
Real estate mortgage − residential	18	—	22	52
Real estate mortgage − commercial	15	13	42	37
Installment and other consumer	78	42	181	133
Total charge-offs	$156	$101	$345	$352
Recoveries:
Commercial, financial, and agricultural	$19	$11	$202	$102
Real estate construction − residential	—	13	13	44
Real estate mortgage − residential	8	4	183	40
Real estate mortgage − commercial	1	—	1	3
Installment and other consumer	22	15	62	50
Total recoveries	$50	$43	$461	$239
Net charge-offs (recoveries)	106	58	(116)	113
Provision for loan losses	300	1,200	700	5,400
Balance end of period	$18,929	$17,764	$18,929	$17,764

Net Loan Charge-offs (recoveries)

The Company’s net charge-offs were $106,000 for the three months ended September 30, 2021 compared to net charge-offs of $58,000 for the three months ended September 30, 2020, and net recoveries were $116,000 for the nine months ended September 30, 2021 compared to net charge-offs of $113,000 for the nine months ended September 30, 2020. The net recovery for the nine months ended September 30, 2021 was primarily related to a commercial and a real estate mortgage recovery received from two loan relationships in the first quarter of 2021.

Loans Held For Sale

The Company designates certain long-term fixed rate personal real estate loans as held for sale, and the Company carries them at the lower of cost or fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At September 30, 2021, the carrying amount of these loans was $4.6 million compared to $5.1 million at December 31, 2020.

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

	September 30,	December 31,
(In thousands)	2021	2020
Federal funds sold and other interest-bearing deposits	$94,262	$161,128
Certificates of deposit in other banks	6,673	9,376
Available-for-sale investment securities	278,528	198,030
Total	$379,463	$368,534

Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $278.5 million at September 30, 2021 and included an unrealized net gain of $0.05 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $4.8 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s deposit base.

The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At September 30, 2021 and December 31, 2020, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $73.7 million and $44.1 million, respectively.

Total investment securities pledged for these purposes were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$10,755	$9,115
Federal funds purchased and securities sold under agreements to repurchase	36,207	59,695
Other deposits	157,861	85,130
Total pledged, at fair value	$204,823	$153,940

Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2021, such deposits totaled $1.3 billion and represented 93.1% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Core deposit base:
Non-interest bearing demand	$461,626	$382,492
Interest checking	249,806	292,375
Savings and money market	423,061	391,248
Other time deposits	178,512	183,072
Total	$1,313,005	$1,249,187

Time deposits and certificates of deposit of $250,000 and greater at September 30, 2021 and December 31, 2020 were $77.1 million and $91.3 million, respectively. The Company had brokered deposits totaling $20.2 million and $40.2 million at September 30, 2021 and December 31, 2020, respectively.

Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2021, under agreements with these unaffiliated banks, the Bank may borrow up to $60.0 million in federal funds on an unsecured basis and $10.3 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2021. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2021, there were $27.4 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2021.

The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of September 30, 2021, the Bank had $93.5 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.

Borrowings outstanding at September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$27,443	$45,154
Federal Home Loan Bank advances	93,479	106,660
Subordinated notes	49,486	49,486
Other borrowings	14	14
Total	$170,422	$201,314

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

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	September 30,				December 31,
	2021				2020
			Federal				Federal
			Funds				Funds
		Federal	Purchased			Federal	Purchased
(In thousands)	FHLB	Reserve Bank	Lines	Total	FHLB	Reserve Bank	Lines	Total
Advance equivalent	$284,161	$10,301	$60,000	$354,462	$300,633	$8,898	$56,835	$366,366
Letters of credit	(3,000)	—	—	(3,000)	(123,000)	—	—	(123,000)
Advances outstanding	(93,479)	—	—	(93,479)	(106,660)	—	—	(106,660)
Total available	$187,682	$10,301	$60,000	$257,983	$70,973	$8,898	$56,835	$136,706

At September 30, 2021, loans of $556.0 million were pledged at the FHLB as collateral for borrowings and letters of credit. At September 30, 2021, investments totaling $10.8 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.

Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated needs in both the short and long-term.

Sources and Uses of Funds

Cash and cash equivalents were $113.3 million at September 30, 2021 compared to $180.4 million at December 31, 2020. The $67.1 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2021. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $19.5 million for the nine months ended September 30, 2021.

Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $78.4 million during the nine months ended September 30, 2021. The cash outflow primarily consisted of $136.7 million in purchases of investment securities partially offset by $50.8 million from maturities and calls and sales of investment securities.

Financing activities used total cash of $8.2 million during the nine months ended September 30, 2021, resulting primarily from a $51.7 million decrease in interest-bearing transaction accounts and time deposits, a $17.7 million decrease in securities sold under agreements to repurchase, and a $13.2 million repayment of FHLB advances, partially offset by a $79.1 million increase in demand deposits. The growth in demand deposits was positively impacted by customers who deposited both economic stimulus payments and PPP loan proceeds into demand accounts. Future short-term liquidity needs arising from daily operations are not expected to vary significantly during 2021.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $385.5 million in unused loan commitments and standby letters of credit as of September 30, 2021. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.

The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $2.6 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $6.5 million and $2.5 million in dividends to the Company during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents totaling $2.3 million and $2.0 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.

In 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. The Company repurchased 117,632 shares at an average cost of $18.26 per share totaling $2.1 million during the first quarter of 2021. During the second quarter of 2021, the Company's Board of Directors reauthorized the purchase of up to $5.0 million market value of the Company's common stock. There were no shares repurchased during the third quarter of 2021. The repurchases under these authorizations may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for the completion of these authorized share repurchases.  As of September 30, 2021, $5.0 million remained available for the repurchase of shares pursuant to the share repurchase authorizations. The Company may continue to repurchase shares under its share repurchase authorizations, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of its common stock and other cash flow needs. There is no assurance that the Company will repurchase up to the full amount remaining under its share repurchase authorizations.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2021 and December 31, 2020. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.

Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue to classify its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III requirements, at September 30, 2021 and December 31, 2020, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

			Minimum Capital		Required to be
			Required - Basel III		Considered Well-
	Actual		Fully Phased-In		Capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital (to risk-weighted assets):
Company	$205,829	15.01%	$143,969	10.50%	$—	N.A	%
Bank	203,980	14.92	143,540	10.50	136,705	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$187,031	13.64%	$116,546	8.50%	$—	N.A	%
Bank	186,868	13.67	116,199	8.50	109,364	8.00
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$140,666	10.26%	$95,979	7.00%	$—	N.A	%
Bank	186,868	13.67	95,694	7.00	88,858	6.50
Tier 1 leverage ratio (to adjusted average assets):
Company	$187,031	10.82%	$69,134	4.00%	$—	N.A	%
Bank	186,868	10.86	68,823	4.00	86,028	5.00

December 31, 2020
Total Capital (to risk-weighted assets):
Company	$193,220	14.97%	$135,518	10.50%	$—	N.A	%
Bank	191,504	14.87	135,186	10.50	128,748	10.00
Tier 1 Capital (to risk-weighted assets):
Company	$172,591	13.37%	$109,705	8.50%	$—	N.A	%
Bank	175,384	13.62	109,436	8.50	102,999	8.00
Common Equity Tier 1 Capital (to risk-weighted assets)
Company	$129,061	10.00%	$90,345	7.00%	$—	N.A	%
Bank	175,384	13.62	90,124	7.00	83,686	6.50
Tier 1 leverage ratio:
Company	$172,591	10.19%	$67,724	4.00%	$—	N.A	%
Bank	175,384	10.41	67,394	4.00	84,243	5.00

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2021 and December 31, 2020.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2021	2020
200	1.35%	0.73%
100	0.54%	0.10%
(100)	(1.96)%	(1.28)%
(200)	(3.09)%	(1.81)%

The change in the Company’s interest rate risk exposure from December 31, 2020 to September 30, 2021 was primarily due to a reduction in liability funding costs. As liabilities have matured, they have repriced to lower current rates. In addition to lower funding costs, the Bank’s increase in security investments has increased the rate of return on excess funds. This will cause the Company’s balance sheet to remain slightly asset sensitive over the next 12 months, where interest rate increases translate into higher net interest income. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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

Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2021. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 4, 2021	David T. Turner, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

November 4, 2021	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)