Form 10-K
period 2021-12-31
HAWTHORN BANCSHARES, INC.
filed 2022-03-17
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the 5,839,958 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $22.93 closing price of such common equity on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $133,910,245. Aggregate market value excludes an aggregate of 777,016 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 15, 2022, the registrant had 7,023,821 shares of common stock, par value $1.00 per share, issued and 6,596,873 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2021 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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
The Company acquired Hawthorn Bank and its constituent predecessor banks, as well as Union State Bancshares, in a series of transactions that are summarized as follows:
•On April 7, 1993 the Company acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares;
•On November 3, 1997, the Company acquired Union State Bancshares, Inc., and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton;
•On January 3, 2000, the Company acquired Osage Valley Bank;
•Following the May 4, 2000 acquisition of Citizens State Bank of Calhoun by Union State Bank, Citizens State Bank merged into Union State Bank to form Citizens Union State Bank & Trust;
•On June 16, 2000, the Company acquired City National Savings Bank, FSB, which was then merged into Exchange National Bank; and
•On May 2, 2005, the Company acquired all of the issued and outstanding capital stock of Bank 10, a Missouri state bank.
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
HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a "real estate investment trust" under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by Hawthorn Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404,665,296. As of December 31, 2021, the approximate aggregate book value of the mortgage loans and participation interests held by HB Realty was $364,390,321.
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
Hawthorn Risk Management, Inc., a non-bank subsidiary of the Company, which was formed and began operations on December 28, 2017, is a Missouri-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today's insurance marketplace. Hawthorn Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Hawthorn

Risk Management, Inc. is subject to the regulations of the State of Missouri and undergoes periodic examinations by the Missouri Division of Finance.
Employees
As of December 31, 2021, Hawthorn and its subsidiaries had approximately 292 full-time and 17 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.
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
The Bank experiences substantial competition for deposits and loans within both its primary service areas of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, and Springfield, Missouri and its secondary service area of the nearby communities in Cole, Boone, Henry, Cass, Benton, and Greene counties of Missouri. Hawthorn Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks in nearby communities. Based on publicly available information, management believes that Hawthorn Bank is the third largest (in terms of deposits) of the twelve banks within Cole county, the thirteenth largest (in terms of deposits) of thirty-one banks within Boone county, the largest (in terms of deposits) of the eight banks within Henry county, the third largest (in terms of deposits) of the eighteen banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.
Regulation Applicable to Bank Holding Companies
General. As a registered bank holding company and a financial holding company under the Bank Holding Company Act (the "BHC Act") and the Gramm-Leach-Bliley Act (the "GLB Act"), Hawthorn is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Bank, not the shareholders of Hawthorn. Hawthorn also is subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Hawthorn and its subsidiaries, the preparation and certification of Hawthorn's consolidated financial statements, the duties of Hawthorn's audit committee, relations with and functions performed by Hawthorn's independent registered public accounting firm, and various accounting and corporate governance matters.
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
A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. "Financial in nature" activities include:
•securities underwriting, dealing and market making;

•sponsoring mutual funds and investment companies;
•insurance underwriting and insurance agency activities;
•merchant banking; and
•activities that the FRB determines to be financial in nature or incidental to a financial activity or which is complementary to a financial activity and does not pose a safety and soundness risk.
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
Limitation on Acquisitions. The BHC Act requires a bank holding company to obtain prior approval of the FRB before:
•taking any action that causes a bank to become a controlled subsidiary of the bank holding company;
•acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, and such bank or bank holding company is not majority-owned by the acquiring bank holding company prior to the acquisition;
•acquiring substantially all of the assets of a bank; or
•merging or consolidating with another bank holding company.
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
The sum of the three tiers of capital less investments in unconsolidated subsidiaries represents the total capital. The risk-based capital ratios are calculated by dividing Common Equity Tier 1, Tier 1 and total capital by risk-weighted assets (including certain off-balance sheet activities). Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:
•Common Equity Tier 1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets;
•Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets;
•Total risk-based capital ratio equal to at least 8% of its risk-weighted assets; and
•Tier 1 capital to average consolidated assets (leverage ratio) of at least 4%.
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

On December 31, 2021 the Company was in compliance with the FRB's capital adequacy guidelines. The Company's capital ratios calculated under the Basel III Rules (minimum plus a 2.5% capital conservation buffer) on December 31, 2021 are as follows:

Tier 1 Leverage Ratio (4%) (min requirement)	Common Equity Tier 1 Risk- Based Capital Ratio (7.0%) (min requirement plus buffer)	Tier 1 Risk-Based Capital Ratio (8.5%) (min requirement plus buffer)	Total Risk-Based Capital Ratio (10.5%) (min requirement plus buffer)
11.01%	10.22%	13.59%	14.79%
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
A qualifying community banking organization, or QCBO, is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:
•a CBLR greater than 9%;
•total consolidated assets of less than $10 billion;
•total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•total trading assets and trading liabilities of 5% or less of total consolidated assets.
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
Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classified an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:
•"well-capitalized" if it has a total Tier 1 leverage ratio of 5% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive requiring the bank to adhere to a higher capital ratio);
•"adequately capitalized" if it has a total Tier 1 leverage ratio of 4% or greater, a Common Equity Tier 1 risk-based capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a total risk-based capital ratio of 8% or greater;
•"undercapitalized" if it has a total Tier 1 leverage ratio that is less than 4%, a Common Equity Tier 1 risk-based capital ratio that is less than 4.5%, a Tier 1 risk-based capital ratio that is less than 6% or a total risk-based capital ratio that is less than 8%;

•"significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a Common Equity Tier 1 risk-based capital ratio that is less than 3%, a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based ratio that is less than 6%; and
•"critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.
Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. As of December 31, 2021, the Bank was classified as "well-capitalized," which is required for Hawthorn to remain a financial holding company.
The capital ratios and classifications of the Bank as of December 31, 2021 and the minimum requirements to be considered well-capitalized are as follows:

Tier 1 Leverage Ratio (5.0% minimum requirement)	Common Equity Tier 1 Risk- Based Capital Ratio (6.5%) (min requirement)	Tier 1 Risk-Based Capital Ratio (8.0%) (min requirement)	Total Risk-Based Capital Ratio (10.0%) (min requirement)
11.04%	13.58%	13.58%	14.78%
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
Fiscal Monetary Policies. Hawthorn's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Hawthorn is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the FRB are:
•conducting open market operations in United States government securities;
•changing the discount rates of borrowings of depository institutions;
•imposing or changing reserve requirements against depository institutions' deposits; and
•imposing or changing reserve requirements against certain borrowings by bank and their affiliates.
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
The Company's internet website address is www.hawthornbancshares.com. Under the "Documents" menu tab of the Company's website (www.hawthornbancshares.com), we make available, without charge, the Company's public filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
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
Risks Relating to Our Business and Market
Public health threats or outbreaks of communicable diseases has adversely affected, and is expected to continue to adversely effect on the Company's operations and financial results. The Company and the Bank may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company's financial performance. For example, the ongoing global Coronavirus Disease 2019 (COVID-19) pandemic has destabilized the financial markets in which the Bank operates, and likely will continue to cause significant disruption in the global economies and financial markets, including the Bank's local markets. The Company and the Bank are dependent upon the willingness and ability of the Bank's customers to conduct banking and other financial transactions. In reaction to and as preventative measure to attempt to slow the spread of the pandemic, government authorities have in many states and municipalities implemented mandatory closures, shelter-in-place orders, and social distancing protocols, including orders within many of the geographic areas that the Bank operates. Although the Bank is typically considered an essential business, access to its branches and office locations have been restricted at times for the safety of its employees and customers. Limiting customers' access to the Bank's physical business could prevent some customers from transacting with the Bank and lower demand for lending and other services offered by the Bank, adversely affecting the Bank's and the Company's cash flows, financial condition, results of operations, profitability and asset quality and could continue to do so for an indefinite period of time. This could have a material adverse effect on the Bank's and Company's results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•negatively impact customer demand of the Bank's lending and related services;
•cause the Bank to experience an increase in costs as a result of the Bank implementing operational
▪changes to accommodate its newly-remote workforce;
•cause delayed payments from customers and uncollectible accounts, defaults, foreclosures, and declining
▪collateral values, resulting in losses to the Bank and the Company;
•result in losses on the Bank's investment portfolio, due to volatility in the markets and lower trading
▪volume driven by economic uncertainty;
•cause market interest rates to continue to decline, which could adversely affect the Bank's and the
▪Company's net interest income and profitability;
•cause the Bank's credit losses to grow substantially; and

•impact availability of qualified personnel.
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
An increase in unemployment, a decrease in profitability of regional businesses or real estate values or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:
•customers may not want or need the products and services of the Bank,
•borrowers may be unable to repay their loans,
•the value of the collateral security of the Bank's loans to borrowers may decline,
•the number of loan delinquencies and foreclosures may increase, and
•the overall quality of the Bank's loan portfolio may decline.
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
Changes in the level or structure of interest rates also affect:
•the Bank's ability to originate loans,
•the value of the Bank's loan and securities portfolios,
•the Bank's ability to realize gains from the sale of loans and securities,
•the average life of the Bank's deposits, and
•the Bank's ability to obtain deposits.
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
Management is currently evaluating the impact of these changes to our financial position and results of operations. We anticipate a significant change in the processes and procedures to calculate the allowance, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. We expect to continue developing and implementing processes and procedures to ensure we are fully compliant with the CECL requirements at its adoption date. The allowance is a material estimate of ours, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance at adoption date. At this time, an estimate of the impact to the Company's financial statements is not known, but the impact could be significantly impacted by the composition, characteristics and quality of the underlying loan portfolio at the time of adoption. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements by assessing different credit risk models. As a result of the FASB issuing a delay in the implementation of this ASU, the Company will extend its evaluation process leading up to the new implementation deadline of January 2023.
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
Although there has been a modest recovery in the domestic economy, there can be no assurance that the economy will not enter into another recession, whether in the near or long term future. In addition, during the COVID-19 pandemic, our growth was bolstered by government programs that may not continue, such as the SBA Paycheck Protection Program (PPP) pursuant to which we issued PPP loans in 2020 and 2021. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as a relapse or worsening of economic conditions in other parts of the world would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow recovery in the U.S. A further deterioration of overall market conditions, a continuation of the economic downturn or prolonged economic stagnation in the Company's markets may have a negative impact on its business, financial condition, results of operations and the trading price of its common stock. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend were to stagnate or decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on the Company's loan portfolio and provision for losses on loans. This may exacerbate the Company's exposure to credit risk, impair the Company's ability to assess the creditworthiness of its customers or to estimate the values of its assets and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Negative conditions in the real estate markets where we operate could adversely affect borrowers' ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters. These factors may adversely impact borrowers' ability to make required payments, which in turn, may negatively impact the Company's financial results. As a result of the difficult market and economic conditions referred to above, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and for bank regulatory agencies to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase costs and limit the Company's ability to pursue certain business opportunities.
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
Deterioration In The Housing Market Could Cause Further Increases In Delinquencies And Non-Performing Assets, Including Loan Charge-Offs, And Depress The Company's Income And Growth. The volume of one-to-four family residential mortgages and home equity lines of credit may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates. These factors could reduce earnings and consequently the Company's financial condition because:
•borrowers may not be able to repay their loans;
•the value of the collateral securing loans may decline further;
•the quality of the Company's loan portfolio may decline further; and
•customers may not want or need the Company's products and services.
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
Such competition for loans comes principally from:

•other commercial banks •savings banks •savings and loan associations	•mortgage banking companies •finance companies •credit unions
Competition for deposits comes principally from:

•other commercial banks •savings banks •savings and loan associations •credit unions	•brokerage firms •insurance companies •money market mutual funds •mutual funds (such as corporate and government securities funds)
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
The profitability of the Bank depends of its continued ability to attract new customers and compete in it service areas. Increased competition in our markets from new competitors, as well as the expanding operations of existing competitors, may result in:
•interest rate changes to various types of accounts
•a decrease in the amounts of the Bank's loans and deposits
•reduced spreads between loan rates and deposit rates
•loan terms that are less favorable to the bank.
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
We May Experience Difficulties In Managing Growth And In Effectively Integrating Newly Acquired Companies. As part of the Company's general strategy, it may continue to acquire banks and businesses that it believes provide a strategic fit with its business. To the extent that the Company does grow, there can be no assurances that we will be able to adequately and profitably manage such growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:
•potential exposure to liabilities of the banks and businesses acquired;
•difficulty and expense of integrating the operations and personnel of the banks and businesses acquired;
•difficulty and expense of instituting the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprises on a profitable basis;
•potential disruption to existing business and operations;
•potential diversion of the time and attention of management; and

•impairment of relationships with and the possible loss of key employees and customers of the banks and businesses acquired.
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
Phase-out of the London Inter-Bank Offered Rate (“LIBOR”) and uncertainty relating to alternative reference rates may adversely affect our results of operations. LIBOR is used extensively as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, such date was later extended to June 30, 2023. Accordingly, continuation of LIBOR cannot be guaranteed after June 30, 2023 and alternative reference rates must be established. Management is currently evaluating the impact of this transition as it relates to new and existing contracts and customers. We will be required to implement substitute indices for the calculation of interest rates under our loan agreements and we are currently evaluating appropriate alternatives to LIBOR. Implementing the LIBOR phase-out will involve additional expense and may reduce the value of our LIBOR-based loans and securities and impact the availability and cost of hedging instruments and borrowings. If we fail to successfully execute the transition, we may be subject to disputes or litigation with clients over the appropriateness of substitute LIBOR indices. The ultimate impact of the LIBOR phase-out on the valuations, pricing and operation of our financial instruments is not yet known and difficult to predict and may adversely affect our results of operations. At December 31, 2021, $12.6 million of our loans were tied to LIBOR.
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

Risks Relating to Our Regulatory Environment
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

We are subject to a number of other laws and regulations, which may adversely affect the operation of our business and increase our costs. We are extensively regulated under U.S. federal and state law, and are subject to a number of laws and regulations in addition to banking laws and regulations, including securities, insurance and tax laws and regulations. As a company whose stock is publicly traded, we are subject to various federal and state securities laws, including the Securities Act of 1933, as amended, the Exchange Act and the Sarbanes-Oxley Act of 2002, and we file periodic reports with the Securities and Exchange Commission. In addition, because our common stock is listed with The Nasdaq Stock Market LLC, we are subject to the listing rules of that exchange. Our subsidiary, Hawthorn Risk Management, Inc., is subject to the regulations of the State of Missouri and undergoes periodic examinations by the Missouri Division of Finance. The Company and its subsidiaries are subject to federal and state income taxes and Missouri franchise taxes, and are potentially subject to audits by the Internal Revenue Service and state income and franchise tax examinations by the Missouri Department of Revenue. Any failure by us to comply with any laws or regulations, any change in such laws or regulations or the position of any regulatory agency with respect thereto, or any adverse result in any regulatory investigation or examination, including any tax audit or examination, could adversely affect our business, financial condition and results of operations.
Technology and Vendor Risks
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
We Continually Encounter Technological Change, And We Cannot Predict How Changes In Technology Will Affect Our Business. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services, which include developments in:

•telecommunications •data processing •automation	•internet-based banking •telebanking •debit cards and so-called "smart cards"
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

Risks Related to Our Common Stock
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
The trading price of the shares of our common stock will depend on many factors that could change from time to time and could be beyond our control. Among the factors that could affect our stock price are those identified under the heading "Forward-Looking Statements" in Item 7 of this report and as follows:
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;
•failure to meet analysts' revenue or earnings estimates;

•speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
•strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•actions by our current stockholders, including sales of common stock by existing stockholders and/or directors and executive officers;
•fluctuations in the stock price and operating results of our competitors;
•future sales of our equity, equity-related or debt securities;
•changes in the frequency or amount of dividends or share repurchases;
•proposed or adopted regulatory changes or developments;
•investigations, proceedings or litigation that involve or affect us;
•trading activities in our common stock, including short-selling;
•domestic and local economic factors unrelated to our performance; and
•general market conditions and, in particular, developments related to market conditions for the financial services industry.
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

Location	Approximate Square Footage	Owned or Leased		Net Book Value at 12/31/2021 (in thousands)
8127 East 171st Street, Belton, MO	13,000	Owned		$1,363
910 West Buchanan Street, California, MO	2,270	Owned		$300
102 North Second Street, Clinton, MO	11,524	Owned		$1,150
1400 East Ohio Street, Clinton, MO	13,551	Owned		$2,413
1712 East Ohio Street, Clinton, MO (inside a Walmart store)	540	Leased	(1)	$39
803 E. Walnut St, Columbia, MO	9,698	Leased	(2)	$1,041
1110 Club Village Drive, Columbia, MO	5,000	Owned		$1,212
115 South 2nd Street, Drexel, MO	4,000	Owned		$88
100 Plaza Drive, Harrisonville, MO	4,000	Owned		$500
17430 East 39th Street, Independence, MO	4,070	Owned		$483
220 West White Oak, Independence, MO	1,800	Owned		$29
132 East High Street, Jefferson City, MO	34,800	Owned		$2,257
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned		$325
211 West Dunklin Street, Jefferson City, MO	2,500	Owned		$1,381
800 Eastland Drive, Jefferson City, MO	4,100	Owned		$562
3600 Amazonas Drive, Jefferson City, MO	26,000	Owned		$2,081
300 S.W. Longview Blvd, Lee's Summit, MO	11,700	Owned		$1,679
5 Victory lane, Suite 203 & 204, Liberty, MO	1,667	Leased	(3)	$ N/A
335 Chestnut, Osceola, MO	1,580	Owned		$61
595 VFW Memorial Drive, St. Robert, MO	2,236	Owned		$61
321 West Battlefield, Springfield, MO	12,500	Owned		$1,013
200 West Main Street, Warsaw, MO	8,900	Owned		$72
1891 Commercial Drive, Warsaw, MO	11,000	Owned		$1,303
12250 Weber Hill Rd Suite 125, St. Louis, MO	2,253	Leased	(4)	$ N/A

___________________________
(1)The term of this lease began in February 2019 and ends in January 2024.
(2)The term of this lease began in July 2018 and ends in July 2028.
(3)The term of this lease began in May 2021 and ends in April 2022.
(4)The term of this lease began in November 2020 and ends in December 2023.
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

Name	Age	Position
David T. Turner	65	Chairman, Chief Executive Officer, President and Director
Stephen E. Guthrie	65	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	56	Senior Vice President, Secretary and Director
The business experience of the executive officers of the Company for the last five years is as follows:
David T. Turner has served as a director of the Company and of Hawthorn Bank (or of its constituent predecessors) since January 1997. He has served as president of the Company since March 2002 and as chairman and chief executive officer of the Company since January 2011. He also currently serves as chairman, chief executive officer and president of Hawthorn Bank. Mr. Turner served as vice chairman of the Company from June 1998 through March 2002 and as senior vice president of the Company from 1993 until June 1998. He served as president of a predecessor to Hawthorn Bank from January 1997 through March 2002 when he assumed the position of chairman, chief executive officer and president. He served as senior vice president of that same predecessor from June 1992 through December 1996 and as its vice president from 1985 until June 1992.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2021 Annual Report to Shareholders.
We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.
The Company's Purchases of Equity Securities
There were no purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined by applicable rules of the SEC) of shares the Company's common stock during the fourth quarter of the year ended December 31, 2021. In 2019, the Company's Board of Directors authorized the purchase of up to $5.0 million market value of the Company's common stock. During the second quarter of 2021, the Company's Board of Directors reauthorized the purchase of up to $5.0 million market value of the Company's common stock under the 2019 authorization. As of December 31, 2021, $5.0 million remained for share repurchase pursuant to that authorization.
Recent Issuance of Securities
None.
Item 6. Selected Financial Data. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report to Shareholders.
Forward-Looking Statements
This report, including information included or incorporated by reference in this report, contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of the Company and its subsidiaries, including, without limitation:
•statements that are not historical in nature, and
•statements preceded by, followed by or that include the words "believes," "expects," "may," "will," "should," "could," "anticipates," "estimates," "intends" or similar expressions.
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of the Company's loans and other assets,
•increases in non-performing assets in the Company's loan portfolios and adverse economic conditions may necessitate increases to the provisions for loan losses,
•costs or difficulties related to the integration of the business of Hawthorn and its acquisition targets may be greater than expected,

•legislative, regulatory, or tax law changes may adversely affect the business in which Hawthorn and its subsidiaries are engaged, and
•changes may occur in the securities markets.
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
Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios. At December 31, 2021, the Company's rate shock scenario models indicated that annual net interest income could change by as much as 4.47% or (4.02)% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the Company's Funds Management, Investment Asset Liability Policy and Management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2021 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's 2021 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this annual report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective.
(b)Management's Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2021, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There has been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hawthorn Bancshares, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Hawthorn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 17, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s / KPMG LLP
St. Louis, Missouri
March 17, 2022

Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iii)the information under the caption "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iv)the information under the caption "Executive Officers of the Registrant" in Part I of this report;
(v)the information under the caption "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(vi)the information under the caption "Corporate Governance and Board Matters--Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(vii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board--Audit Committee" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
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
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(ii)the information under the caption "Corporate Governance and Board Matters--Director Compensation" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Securities Authorized For Issuance Under Equity Compensation Plans
The Company has no equity compensation plan for its employees pursuant to which options, rights, warrants or other equity awards may be granted. As of December 31, 2021 the Company had no outstanding options, rights or warrants granted under any equity compensation plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(iii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Company's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
PART IV
Item 15. Exhibits and, Financial Statement Schedules.
(a)Exhibits, Financial Statements and Financial Statement Schedules:
1.Financial Statements:
The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's Annual Report to Shareholders for the year ended December 31, 2021 under the caption "Consolidated Financial Statements", are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.
Auditor Name: KPMG LLP
Auditor Location: St. Louis, MO
Auditor Firm ID: 185
Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020, and 2019.
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019.
Notes to the Consolidated Financial Statements.
2.Financial Statement Schedules:
Financial statement schedules have been omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.
3.Exhibits:

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

13
The Company's 2021 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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
____________________________
*Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
(b)Exhibits.
See exhibits identified above under Item 15(a)3.
(c)Financial Statement Schedules.
See financial statement schedules identified above under Item 15(a)2, if any.

Item 16. Form 10-K Summary.

None

EXHIBIT INDEX

Exhibit No.	Description	Page No.

13
The Company's 2021 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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
____________________________
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

HAWTHORN BANCSHARES, INC.

Dated: March 17, 2022	By	/s/	David T. Turner
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

Date	Signature and Title

March 17, 2022	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director

March 17, 2022	/s/ Stephen E. Guthrie
Stephen E. Guthrie, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 17, 2022	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 17, 2022	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 17, 2022	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 17, 2022	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 17, 2022	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 17, 2022	/s/ Jonathan D. Holtaway
Jonathan D. Holtaway, Director