Form 10-Q
period 2022-03-31
HAWTHORN BANCSHARES, INC.
filed 2022-05-10
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 10, 2022, the registrant had 6,508,251 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$22,544	$17,287
Federal funds sold	419	7,122
Other interest-bearing deposits	27,552	135,500
Cash and cash equivalents	50,515	159,909
Certificates of deposit in other banks	4,701	5,193
Available-for-sale debt securities, at fair value	286,754	310,870
Other investments	5,490	5,408
Total investment securities	292,244	316,278
Loans held for investment	1,333,923	1,302,133
Allowance for loan losses	(14,279)	(16,903)
Net loans	1,319,644	1,285,230
Loans held for sale, at lower of cost or fair value	909	2,249
Premises and equipment - net	33,555	32,719
Mortgage servicing rights, at fair value	2,639	2,659
Other real estate owned - net	9,758	10,525
Accrued interest receivable	6,241	6,621
Cash surrender value - life insurance	2,524	2,509
Other assets	12,953	7,658
Total assets	$1,735,683	$1,831,550
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$450,225	$453,066
Savings, interest checking and money market	752,164	818,358
Time deposits $250,000 and over	84,692	69,075
Other time deposits	169,062	176,321
Total deposits	1,456,143	1,516,820
Federal funds purchased and securities sold under agreements to repurchase	5,514	23,829
Federal Home Loan Bank advances and other borrowings	77,357	77,418
Subordinated notes	49,486	49,486
Operating lease liabilities	1,763	1,837
Accrued interest payable	298	282
Other liabilities	10,735	12,922
Total liabilities	1,601,296	1,682,594
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,023,821 shares, respectively	7,024	7,024
Surplus	64,437	64,437
Retained earnings	87,919	82,300
Accumulated other comprehensive (loss) income, net of tax	(16,289)	3,293
Treasury stock; 430,382, and 406,846 shares, at cost, respectively	(8,704)	(8,098)
Total stockholders’ equity	134,387	148,956
Total liabilities and stockholders’ equity	$1,735,683	$1,831,550
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
INTEREST INCOME
Interest and fees on loans	$13,915	$14,979
Interest and fees on loans held for sale	20	25
Interest on investment securities:
Taxable	788	667
Nontaxable	577	246
Federal funds sold	1	4
Other interest-bearing deposits and certificates of deposit in other banks	60	98
Dividends on other investments	75	83
Total interest income	15,436	16,102
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	316	309
Time deposit accounts $250,000 and over	113	210
Time deposits	276	461
Total interest expense on deposits	705	980
Interest on federal funds purchased and securities sold under agreements to repurchase	10	26
Interest on Federal Home Loan Bank advances	252	396
Interest on subordinated notes	324	310
Total interest expense on borrowings	586	732
Total interest expense	1,291	1,712
Net interest income	14,145	14,390
(Release of) provision for loan losses	(2,500)	—
Net interest income after (release of) provision for loan losses	16,645	14,390
NON-INTEREST INCOME
Service charges and other fees	793	739
Bank card income and fees	961	860
Trust department income	340	294
Real estate servicing fees, net	231	73
Gain on sale of mortgage loans, net	888	2,469
Other	513	137
Total non-interest income	3,726	4,572
Investment securities (losses) gains, net	(4)	14
NON-INTEREST EXPENSE
Salaries and employee benefits	6,886	7,146
Occupancy expense, net	786	771
Furniture and equipment expense	755	744
Processing, network, and bank card expense	1,142	1,007
Legal, examination, and professional fees	440	404
Advertising and promotion	293	243
Postage, printing, and supplies	190	204
Loan expense	145	174
Other	1,590	1,087
Total non-interest expense	12,227	11,780
Income before income taxes	8,140	7,196
Income tax expense	1,531	1,357
Net income	$6,609	$5,839
Basic earnings per share	$1.00	$0.88
Diluted earnings per share	$1.00	$0.88
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$6,609	$5,839
Other comprehensive (loss) income, net of tax
Investment securities available-for-sale:
Change in unrealized losses on investment securities available-for-sale, net of tax	(19,582)	(2,778)
Adjustment for gains on sale of investment securities, net of tax	—	(2)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	0	35
Total other comprehensive loss	(19,582)	(2,745)
Total comprehensive (loss) income	$(12,973)	$3,094

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2022 and 2021
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	$7,024	$64,437	$82,300	$3,293	$(8,098)	$148,956
Net income	—	—	6,609	—	—	6,609
Other comprehensive loss	—	—	—	(19,582)	—	(19,582)
Purchase of treasury stock	—	—	—	—	(606)	(606)
Cash dividends declared, common stock ($0.15 per share)	—	—	(990)	—	—	(990)
Balance, March 31, 2022	$7,024	$64,437	$87,919	$(16,289)	$(8,704)	$134,387

Balance, December 31, 2020	$6,769	$59,307	$68,935	$1,528	$(5,950)	$130,589
Net income	—	—	5,839	—	—	5,839
Other comprehensive loss	—	—	—	(2,745)	—	(2,745)
Purchase of treasury stock	—	—	—	—	(2,148)	(2,148)
Cash dividends declared, common stock ($0.13 per share)	—	—	(827)	—	—	(827)
Balance, March 31, 2021	$6,769	$59,307	$73,947	$(1,217)	$(8,098)	$130,708

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$6,609	$5,839
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for loan losses	(2,500)	—
Depreciation expense	545	578
Net amortization of investment securities, premiums, and discounts	378	418
Change in fair value of mortgage servicing rights	48	121
Investment securities losses (gains), net	4	(14)
Gain on sales and dispositions of premises and equipment	—	4
Gain on sales and dispositions of other real estate	(8)	(15)
Provision for other real estate owned	—	88
Decrease in accrued interest receivable	380	152
Increase in cash surrender value - life insurance	(15)	(14)
Decrease (increase) in other assets	329	(1,926)
Decrease in operating lease liabilities	(74)	(79)
Increase (decrease) in accrued interest payable	16	(398)
(Decrease) increase in other liabilities	(2,567)	12
Origination of mortgage loans held for sale	(26,935)	(65,012)
Proceeds from the sale of mortgage loans held for sale	29,085	66,272
Gain on sale of mortgage loans, net	(888)	(2,469)
Net cash provided by operating activities	4,407	3,557
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	—	(245)
Proceeds from maturities of certificates of deposit in other banks	490	736
Net (increase) decrease in loans	(31,812)	11,000
Purchase of available-for-sale debt securities	(14,581)	(62,297)
Proceeds from maturities of available-for-sale debt securities	11,284	10,491
Proceeds from calls of available-for-sale debt securities	2,250	7,745
Purchases of FHLB stock	(178)	(327)
Proceeds from sales of FHLB stock	92	505
Purchases of premises and equipment	(1,417)	(135)
Proceeds from sales of premises and equipment	—	12
Proceeds from sales of other real estate and repossessed assets	723	108
Net cash used in investing activities	(33,149)	(32,407)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(2,841)	48,543
Net decrease in interest-bearing transaction accounts	(66,194)	(15,193)
Net increase (decrease) in time deposits	8,358	(22,974)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(18,315)	(3,136)
Repayment of FHLB advances and other borrowings	(61)	(9,060)
Purchase of treasury stock	(606)	(2148)
Cash dividends paid - common stock	(993)	(842)
Net cash used in financing activities	(80,652)	(4,810)
Net decrease in cash and cash equivalents	(109,394)	(33,660)
Cash and cash equivalents, beginning of period	159,909	180,363
Cash and cash equivalents, end of period	$50,515	$146,703
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Three Months Ended March 31,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,275	$2,109
Income taxes	$—	$—
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans net of (charge-offs)	$(52)	$30
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
(2) Loans and Allowance for Loan Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at March 31, 2022 and December 31, 2021 is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Commercial, financial, and agricultural(a)	$221,015	$217,214
Real estate construction − residential	21,515	27,920
Real estate construction − commercial	103,478	91,369
Real estate mortgage − residential	287,879	279,346
Real estate mortgage − commercial	677,539	663,256
Installment and other consumer	22,497	23,028
Total loans held for investment	$1,333,923	$1,302,133
(a)Includes $2.3 million and $8.4 million of Small Business Administration Paycheck Protection (SBA PPP) loans, net as of March 31, 2022 and December 31, 2021, respectively.
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. At March 31, 2022, loans of $567.4 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
Allowance for Loan Losses
The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended March 31, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Additions:
(Release of ) provision for loan losses	128	(77)	76	93	(2,897)	56	121	(2,500)
Deductions:
Loans charged off	35	—	—	—	75	56	—	166
Less recoveries on loans	(20)	—	—	(3)	(2)	(17)	—	(42)
Net loan charge-offs (recoveries)	15	—	—	(3)	73	39	—	124
Balance at end of period	$2,830	$60	$664	$2,578	$7,692	$273	$182	$14,279

	Three Months Ended March 31, 2021
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Additions:
Provision for loan losses	(567)	83	57	(253)	573	13	94	—
Deductions:
Loans charged off	27	—	—	—	23	57	—	107
Less recoveries on loans	(149)	(13)	—	(168)	—	(25)	—	(355)
Net loan charge-offs (recoveries)	(122)	(13)	—	(168)	23	32	—	(248)
Balance at end of period	$4,676	$309	$532	$2,594	$9,904	$245	$101	$18,361
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
of changes in the quality of the Company’s internal loan review department, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.
The funding of $88.4 million and $47.5 million in SBA PPP loans during 2020 and 2021, respectively, required management to assess the methodology that would be adopted in regard to the allowance for loan losses applicable to these loans. As the SBA PPP loans are expected to be mostly paid off within a year and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan losses was deemed necessary for these loans. At March 31, 2022, the net balance of the PPP loans totaled $2.3 million.
All SBA PPP loans have a 1% interest rate and the Company earns a fee that is based upon a tiered schedule corresponding with the amount of the loan to the borrower, which is deferred and recognized over the life of the loan. The PPP loan may be forgiven by the SBA if the borrower meets certain criteria as defined by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Company reports these loans at their principal amount outstanding, net of unearned income, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.
The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
March 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$39	$—	$13	$206	$41	$18	$—	$317
Collectively evaluated for impairment	2,791	60	651	2,372	7,651	255	182	13,962
Total	$2,830	$60	$664	$2,578	$7,692	$273	$182	$14,279
Loans outstanding:
Individually evaluated for impairment	$319	$—	$100	$2,428	$15,800	$140	$—	$18,787
Collectively evaluated for impairment	220,696	21,515	103,378	285,451	661,739	22,357	—	1,315,136
Total	$221,015	$21,515	$103,478	$287,879	$677,539	$22,497	$—	$1,333,923

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$42	$—	$13	$166	$2,815	$8	$—	$3,044
Collectively evaluated for impairment	2,675	137	575	2,316	7,847	248	61	13,859
Total	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Loans outstanding:
Individually evaluated for impairment	$341	$—	$105	$2,391	$24,357	$60	$—	$27,254
Collectively evaluated for impairment	216,873	27,920	91,264	276,955	638,899	22,968	—	1,274,879
Total	$217,214	$27,920	$91,369	$279,346	$663,256	$23,028	$—	$1,302,133

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

Impaired Loans
Loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $18.8 million and $27.3 million at March 31, 2022 and December 31, 2021, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).
The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At March 31, 2022, $15.4 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $24.2 million at December 31, 2021. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2022, $0.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $18.8 million compared to $3.0 million of the Company’s allowance for loan losses allocated to impaired loans totaling $27.3 million at December 31, 2021. Management determined that $16.1, or 86%, of total impaired loans required no reserve allocation at March 31, 2022 compared to $16.6 million, or 61%, at December 31, 2021, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.
The categories of impaired loans at March 31, 2022 and December 31, 2021 are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Non-accrual loans	$17,096	$25,459
Performing TDRs	1,691	1,795
Total impaired loans	$18,787	$27,254
The following tables provide additional information about impaired loans at March 31, 2022 and December 31, 2021, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
March 31, 2022
With no related allowance recorded:
Real estate mortgage − residential	$754	$754	$—
Real estate mortgage − commercial	15,364	16,045	—
Installment and other consumer	—	4	—
Total	$16,118	$16,803	$—
With an allowance recorded:
Commercial, financial and agricultural	$319	$357	$39
Real estate construction − commercial	100	135	13
Real estate mortgage − residential	1,674	2,152	206
Real estate mortgage − commercial	436	516	41
Installment and other consumer	140	140	18
Total	$2,669	$3,300	$317
Total impaired loans	$18,787	$20,103	$317

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
December 31, 2021
With no related allowance recorded:
Real estate mortgage − residential	$1,034	$1,152	$—
Real estate mortgage − commercial	15,593	16,057	—
Total	$16,627	$17,209	$—
With an allowance recorded:
Commercial, financial and agricultural	$341	$374	$42
Real estate construction − commercial	105	138	13
Real estate mortgage − residential	1,357	1,730	166
Real estate mortgage − commercial	8,764	9,142	2,815
Installment and other consumer	60	61	8
Total	$10,627	$11,445	$3,044
Total impaired loans	$27,254	$28,654	$3,044
The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended March 31,
	2022		2021
(in thousands)	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$1,742	$8
Real estate mortgage − residential	759	9	1,424	9
Real estate mortgage − commercial	21,256	—	9,457	—
Installment and other consumer	2	—	—	—
Total	$22,017	$9	$12,623	$17
With an allowance recorded:
Commercial, financial and agricultural	$323	$3	$5,696	$7
Real estate construction − residential	—	—	190	—
Real estate construction − commercial	101	—	199	—
Real estate mortgage − residential	1,659	7	1,958	6
Real estate mortgage − commercial	440	7	16,195	7
Installment and other consumer	96	—	85	3
Total	$2,619	$17	$24,323	$23
Total impaired loans	$24,636	$26	$36,946	$40
The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken resulting from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to TDRs, was $26,000 for the three months ended March 31, 2022 compared to $40,000 for the three months ended March 31, 2021. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Delinquent and Non-Accrual Loans
The delinquency status of loans is determined based on the contractual terms of the notes. Loans are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable. In general, loans are placed on non-accrual when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Subsequent interest payments received on non-accrual loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.
The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2022 and December 31, 2021.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
March 31, 2022
Commercial, Financial, and Agricultural	$220,703	$176	$—	$136	$221,015
Real estate construction − residential	21,513	2	—	—	21,515
Real estate construction − commercial	103,339	39	—	100	103,478
Real estate mortgage − residential	286,007	614	—	1,258	287,879
Real estate mortgage − commercial	662,062	—	—	15,477	677,539
Installment and Other Consumer	22,273	96	3	125	22,497
Total	$1,315,897	$927	$3	$17,096	$1,333,923

December 31, 2021
Commercial, Financial, and Agricultural	$217,058	$3	$—	$153	$217,214
Real estate construction − residential	27,920	—	—	—	27,920
Real estate construction − commercial	91,264	—	—	105	91,369
Real estate mortgage − residential	277,532	671	14	1,129	279,346
Real estate mortgage − commercial	638,982	245	—	24,029	663,256
Installment and Other Consumer	22,848	137	—	43	23,028
Total	$1,275,604	$1,056	$14	$25,459	$1,302,133
Credit Quality
The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses are identified that may result in the borrower being unable to meet repayment terms or the Company’s credit position could deteriorate at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs that are accruing interest are classified as performing TDRs. Loans classified as TDRs that are not accruing interest are classified as non-performing TDRs and are included with all other non-accrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the risk categories by class at March 31, 2022 and December 31, 2021.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At March 31, 2022
Watch	$8,618	$—	$2,897	$12,061	$41,464	$—	$65,040
Substandard	6,143	—	2,673	537	10,893	—	20,246
Performing TDRs	183	—	—	1,170	323	15	1,691
Non-accrual loans	136	—	100	1,258	15,477	125	17,096
Total	$15,080	$—	$5,670	$15,026	$68,157	$140	$104,073

At December 31, 2021
Watch	$9,219	$—	$4,304	$12,185	$43,348	$—	$69,056
Substandard	6,284	—	2,673	750	2,305	—	12,012
Performing TDRs	188	—	—	1,262	328	17	1,795
Non-accrual loans	153	—	105	1,129	24,029	43	25,459
Total	$15,844	$—	$7,082	$15,326	$70,010	$60	$108,322
Troubled Debt Restructurings
At March 31, 2022, loans classified as TDRs totaled $2.2 million, of which $0.6 million were classified as non-performing TDRs and $1.7 million were classified as performing TDRs. At December 31, 2021, loans classified as TDRs totaled $2.4 million, of which $0.6 million were classified as non-performing TDRs and $1.8 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $179,000 and $159,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2022 and December 31, 2021, respectively.
The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as applying interest rates below the current market rate, deferring principal payments, and extending maturity dates. There were no loans meeting the TDR criteria that were modified during the three months ended March 31, 2022, and 2021, respectively. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is in the process of foreclosure. There were no loans modified as a TDR that defaulted during the three months ended March 31, 2022 and 2021, respectively, and within twelve months of their modification date. See Lending and Credit Management section for further information.
Loans Held For Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. In the fourth quarter of 2021, the Company elected the fair value option for all newly originated long-term personal real estate loans held for sale. As of December 31, 2021, all loans held for sale were carried at fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At March 31, 2022, the carrying amount of these loans was $0.9 million compared to $2.2 million at December 31, 2021.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate Acquired in Settlement of Loans

	March 31,	December 31,
(in thousands)	2022	2021
Commercial	$—	$643
Real estate construction - commercial	10,094	10,166
Real estate mortgage - residential	117	117
Real estate mortgage - commercial	2,458	2,510
Total	$12,669	$13,436
Less valuation allowance for other real estate owned	(2,911)	(2,911)
Total other real estate owned	$9,758	$10,525
Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$13,436	$14,905
Additions net of (charge-offs)	(52)	30
Proceeds from sales	(723)	(108)
Net gain on sales	8	15
Total other real estate owned	$12,669	$14,842
Less valuation allowance for other real estate owned	(2,911)	(2,702)
Balance at end of period	$9,758	$12,140
At March 31, 2022, $0.2 million of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $0.2 million of consumer mortgage loans at December 31, 2021.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance, beginning of period	$2,911	$2,614
Provision for other real estate owned	—	88
Balance, end of period	$2,911	$2,702

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2022 and December 31, 2021 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
March 31, 2022
U.S. Treasury	$3,154	$3	$(12)	$3,145
U.S. government and federal agency obligations	1,015	—	(40)	975
U.S. government-sponsored enterprises	26,498	—	(1,233)	25,265
Obligations of states and political subdivisions	134,882	10	(14,458)	120,434
Mortgage-backed securities	132,222	81	(8,455)	123,848
Other debt securities (a)	11,825	222	(226)	11,821
Bank issued trust preferred securities (a)	1,486	—	(220)	1,266
Total available-for-sale securities	$311,082	$316	$(24,644)	$286,754

December 31, 2021
U.S. Treasury	$3,909	$11	$(3)	$3,917
U.S. government and federal agency obligations	1,314	5	—	1,319
U.S. government-sponsored enterprises	26,498	70	(196)	26,372
Obligations of states and political subdivisions	128,093	1,605	(474)	129,224
Mortgage-backed securities	137,286	791	(1,611)	136,466
Other debt securities (a)	11,825	482	(23)	12,284
Bank issued trust preferred securities (a)	1,486	—	(198)	1,288
Total available-for-sale securities	$310,411	$2,964	$(2,505)	$310,870
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
Debt securities with carrying values aggregating approximately $189.5 million and $275.4 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2022, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,521	$5,517
Due after one year through five years	23,271	22,653
Due after five years through ten years	29,254	28,264
Due after ten years	120,814	106,472
Total	178,860	162,906
Mortgage-backed securities	132,222	123,848
Total available-for-sale securities	$311,082	$286,754
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	March 31, 2022	December 31, 2021
Other securities:
FHLB stock	$5,283	$5,197
MIB stock	151	151
Equity securities with readily determinable fair values	56	60
Total other investment securities	$5,490	$5,408

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
At March 31, 2022
U.S. Treasury	$2,145	$(9)	$248	$(3)	$2,393	$(12)
U.S. government and federal agency obligations	975	(40)	—	—	975	(40)
U.S. government-sponsored enterprises	20,736	(763)	4,530	(470)	25,266	(1,233)
Obligations of states and political subdivisions	110,254	(13,072)	5,612	(1,386)	115,866	(14,458)
Mortgage-backed securities	87,136	(5,018)	30,475	(3,437)	117,611	(8,455)
Other debt securities	4,598	(226)	—	—	4,598	(226)
Bank issued trust preferred securities	—	—	1,266	(220)	1,266	(220)
Total	$225,844	$(19,128)	$42,131	$(5,516)	$267,975	$(24,644)

(in thousands)
At December 31, 2021
U.S. Treasury	$1,758	$(3)	$—	$—	$1,758	$(3)
U.S. government-sponsored enterprises	18,304	(196)	—	—	18,304	(196)
Obligations of states and political subdivisions	39,221	(474)	—	—	39,221	(474)
Mortgage-backed securities	89,520	(1,579)	1,864	(32)	91,384	(1,611)
Other debt securities	3,802	(23)	—	—	3,802	(23)
Bank issued trust preferred securities	—	—	1,288	(198)	1,288	(198)
Total	$152,605	$(2,275)	$3,152	$(230)	$155,757	$(2,505)
The total available-for-sale portfolio consisted of approximately 440 securities at March 31, 2022. The portfolio included 393 securities having an aggregate fair value of $268.0 million that were in a loss position at March 31, 2022. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $42.1 million at fair value at March 31, 2022. The $24.6 million aggregate unrealized loss included in accumulated other comprehensive loss at March 31, 2022 was caused by interest rate fluctuations.
The total available-for-sale portfolio consisted of approximately 435 securities at December 31, 2021. The portfolio included 134 securities having an aggregate fair value of $155.8 million that were in a loss position at December 31, 2021. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $3.2 million at fair value at December 31, 2021. The $2.5 million aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2021 was caused by interest rate fluctuations.
Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at March 31, 2022 and December 31, 2021, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2022	2021
Investment securities (losses) gains, net
Available-for-sale securities:
Gross realized gains	$—	$2
Gross realized losses	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	(4)	12
Investment securities (losses) gains, net	$(4)	$14
(5) Intangible Assets
Mortgage Servicing Rights
At March 31, 2022, the Company was servicing approximately $261.5 million of loans sold to the secondary market compared to $270.0 million at December 31, 2021, and $288.9 million at March 31, 2021. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.3 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021.
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$2,659	$2,445
Originated mortgage servicing rights	28	170
Changes in fair value:
Due to changes in model inputs and assumptions (1)	30	22
Other changes in fair value (2)	(78)	(143)
Total changes in fair value	(48)	(121)
Balance at end of period	$2,639	$2,494

(1)The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.
The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Weighted average constant prepayment rate	9.40%	15.04%
Weighted average note rate	3.36%	3.47%
Weighted average discount rate	8.00%	7.75%
Weighted average expected life (in years)	6.2	5.0

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(6) Deposits
The table below represents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	March 31, 2022	December 31, 2021
Time deposits with balances > $250,000	$84,692	$69,075
Brokered deposits	$20,209	$20,202

(7) Federal Funds Purchased and Securities Sold under Agreements to Repurchase

(in thousands)	March 31, 2022	December 31, 2021
Federal funds purchased	$—	$—
Repurchase agreements	5,514	23,829
Total	$5,514	$23,829
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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Less than 90 days	Greater than 90 days	Total
At March 31, 2022
U.S. government-sponsored enterprises	$5,514	$—	$—	$5,514
Total	$5,514	$—	$—	$5,514

At December 31, 2021
U.S. government-sponsored enterprises	$9,113	$—	$—	$9,113
Mortgage-backed securities	14,716	—	—	14,716
Total	$23,829	$—	$—	$23,829
(8) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of March 31, 2022, operating right of use (ROU) assets and liabilities were $1.7 million and $1.8 million, respectively. As of March 31, 2022, the weighted-average remaining lease term on these operating leases is approximately 6.3 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $94,000 for the three months ended March 31, 2022 compared to $100,000 for the three months ended March 31, 2021.
At adoption of Accounting Standards Update (ASU) 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $24,000 for the three months ended March 31, 2022 compared to $13,000 for the three months ended March 31, 2021.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2022 (excluding 3 months ended March 31, 2022)	$276
2023	367
2024	258
2025	257
2026	259
Thereafter	571
Total lease payments	1,988
Less imputed interest	(225)
Total lease liabilities, as reported	$1,763
(9) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.8% for the three months ended March 31, 2022 compared to 18.9% for the three months ended March 31, 2021.
The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings partially offset by the benefit recorded pertaining to the historical tax credit. The effective tax rate for each of the three months ended March 31, 2022 and 2021, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate for the quarter ended March 31, 2022 is a $13,000 benefit associated with a historic tax credit investment. The investment is expected to generate a $321,000 tax benefit over the life of the project and is being recognized under the deferral method of accounting.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of March 31, 2022. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three months ended March 31, 2022 and 2021, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(10) Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$362	$2,931	$3,293
Other comprehensive loss, before reclassifications	(24,787)	—	(24,787)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive loss, before tax	(24,787)	—	(24,787)
Income tax benefit	5,205	—	5,205
Current period other comprehensive loss, net of tax	(19,582)	—	(19,582)
Balance at end of period	$(19,220)	$2,931	$(16,289)

	Three Months Ended March 31, 2021
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$3,353	$(1,825)	$1,528
Other comprehensive (loss) income, before reclassifications	(3,518)	45	(3,473)
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	(2)
Current period other comprehensive (loss) income, before tax	(3,520)	45	(3,475)
Income tax benefit (expense)	740	(10)	730
Current period other comprehensive (loss) income, net of tax	(2,780)	35	(2,745)
Balance at end of period	$573	$(1,790)	$(1,217)

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.
(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2022	2021
Payroll taxes	$441	$435
Medical plans	475	450
401(k) match and profit sharing	369	499
Periodic pension cost	437	416
Other	8	4
Total employee benefits	$1,730	$1,804
The Company's profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants,

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions.
Other Plans
On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (SERP), effective as of January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.
The accrued liability relating to the SERP was $1.8 million as of March 31, 2022, and the expense for the three months ended March 31, 2022 was $93,000 compared to $97,000 for the three months ended March 31, 2021 and is recognized over the required service period.
Pension
The Company provides a noncontributory defined benefit pension plan for all full-time and eligible employees. Beginning January 1, 2018 and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year. The Company made a pension contribution of $1.0 million on April 1, 2022.
Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan.
Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Service cost - benefits earned during the year	$1,630	$1,663
Interest costs on projected benefit obligations (a)	1,183	1,023
Expected return on plan assets (a)	(2,231)	(1,825)
Expected administrative expenses	118	104
Amortization of prior service cost (a)	—	—
Amortization of unrecognized net loss (a)	—	181
Net periodic pension cost	$700	$1,146

(a)The components of net periodic pension cost other than the service cost component are included in other non-interest expense.
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
(12) Earnings per Share
Stock Dividend
On July 1, 2021, the Company paid a special stock dividend of 4% to common shareholders of record at the close of business on June 15, 2021. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.
Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the period.
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2022	2021
Basic earnings per share:
Net income available to shareholders	$6,609	$5,839
Average shares outstanding	6,604,493	6,617,368
Basic earnings per share	$1.00	$0.88
Diluted earnings per share:
Net income available to shareholders	$6,609	$5,839
Average shares outstanding	6,604,493	6,617,368
Diluted earnings per share	$1.00	$0.88
Repurchase Program
The Company's 2019 Repurchase Plan was amended during the second quarter of 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.
During the first quarter 2022, the Company repurchased 23,536 common shares at an average cost of $25.75 per share totaling $0.6 million. As of March 31, 2022, $4.4 million remained available for share repurchases pursuant to that authorization.
(13) Fair Value Measurements
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
Loans Held for Sale
The fair value of the committed in forward sale agreements loans is the price at which they could be sold in the principal market at the measurement date, therefore the Company classifies as level 2.
Derivative Assets and Liabilities
Derivative assets and liabilities include interest rate lock commitments (IRLCs) and forward sale commitments. The fair values of IRLCs and forward sale commitments are determined using readily observable market data such as interest rates, prices, volatility factors, and customer credit-related adjustments. For IRLCs, the fair value is subject to the anticipated loan funding probability (pull-through rate), which is considered an unobservable factor. Factors that affect pull-through rates include origination channel, current mortgage interest rates in the market versus the interest rate incorporated in the IRLC, the purpose of the mortgage, stage of completion of the underlying application and underwriting process, and the time remaining until the IRLC expires. The Company classifies IRLCs as level 3 due to the unobservable input of pull-through rates.
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

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets:
U.S. Treasury	$3,145	$3,145	$—	$—
U.S. government and federal agency obligations	975	—	975	—
U.S. government-sponsored enterprises	25,265	—	25,265	—
Obligations of states and political subdivisions	120,434	—	120,434	—
Mortgage-backed securities	123,848	—	123,848	—
Other debt securities	11,821	—	11,821	—
Bank-issued trust preferred securities	1,266	—	1,266	—
Equity securities	56	56	—	—
Interest rate lock commitments	64	—	—	64
Forward sale commitments	21	—	21	—
Loans held for sale	909	—	909	—
Mortgage servicing rights	2,639	—	—	2,639
Total	$290,443	$3,201	$284,539	$2,703
Liabilities:
Interest rate lock commitments	$47	$—	$—	$47
Total	$47	$—	$—	$47

December 31, 2021
Assets:
U.S. Treasury	$3,917	$3,917	$—	$—
U.S. government and federal agency obligations	1,319	—	1,319	—
U.S. government-sponsored enterprises	26,372	—	26,372	—
Obligations of states and political subdivisions	129,224	—	129,224	—
Mortgage-backed securities	136,466	—	136,466	—
Other debt securities	12,284	—	12,284	—
Bank-issued trust preferred securities	1,288	—	1,288	—
Equity securities	60	60	—	—
Interest rate lock commitments	312	—	—	312
Forward sale commitments	12	—	12	—
Loans held for sale	2,249	—	2,249	—
Mortgage servicing rights	2,659	—	—	2,659
Total	$316,162	$3,977	$309,214	$2,971
Liabilities:
Interest rate lock commitments	$26	$—	$—	$26
Total	$26	$—	$—	$26

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Three Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,659	$2,445	$286	$—
Total gains or (losses) (realized/unrealized):
Included in earnings	(48)	(121)	(8)	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	(286)	—
Issues	28	170	25	—
Settlements	—	—	—	—
Balance at end of period	$2,639	$2,494	$17	$—
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff that is trained to perform in-house evaluations and also review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2022, the Company identified $15.4 million in collateral dependent impaired loans that required no specific allowance for loan losses. Related to these loans, there were $23,000 in charge-offs recorded during the three months ended March 31, 2022. As of March 31, 2021, the Company identified $31.8 million in collateral dependent impaired loans that had specific allowances for losses aggregating $4.8 million. Related to these loans, there were $23,000 in charge-offs recorded during the three months ended March 31, 2021.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, Total Gains (Losses)*
March 31, 2022
Assets:
Collateral dependent impaired loans:
Real estate mortgage - commercial	$15,365	$—	$—	$15,365	$(23)
Total	$15,365	$—	$—	$15,365	$(23)
Other real estate and repossessed assets	$9,758	$—	$—	$9,758	$(45)

March 31, 2021
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$4,188	$—	$—	$4,188	$—
Real estate mortgage - residential	403	—	—	403	—
Real estate mortgage - commercial	22,484	—	—	22,484	(23)
Total	$27,075	$—	$—	$27,075	$(23)
Other real estate and repossessed assets	$12,140	$—	$—	$12,140	$(73)

*Total losses reported for other real estate and foreclosed assets includes charge-offs, valuation write downs, and net losses taken during the periods reported.
(14) Fair Value of Financial Instruments
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
Deposits
The fair value of deposits with no stated maturity, such as non-interest-bearing demand, NOW accounts, savings, and money market, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 is as follows:

			March 31, 2022
			Fair Value Measurements
	March 31, 2022		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$22,544	$22,544	$22,544	$—	$—
Federal funds sold and overnight interest-bearing deposits	27,971	27,971	27,971	—	—
Certificates of deposit in other banks	4,701	4,701	4,701	—	—
Available-for-sale securities	286,754	286,754	3,145	283,609	—
Other investment securities	5,490	5,490	56	5,434	—
Loans, net	1,319,644	1,326,968	—	—	1,326,968
Loans held for sale	909	909	—	909	—
Cash surrender value - life insurance	2,524	2,524	—	2,524	—
Interest rate lock commitments	64	64	—	—	64
Forward sale commitments	21	21	—	21	—
Accrued interest receivable	6,241	6,241	6,241	—	—
Total	$1,676,863	$1,684,187	$64,658	$292,497	$1,327,032
Liabilities:
Deposits:
Non-interest bearing demand	$450,225	$450,225	$450,225	$—	$—
Savings, interest checking and money market	752,164	752,164	752,164	—	—
Time deposits	253,754	252,878	—	—	252,878
Federal funds purchased and securities sold under agreements to repurchase	5,514	5,514	5,514	—	—
Federal Home Loan Bank advances and other borrowings	77,357	77,364	—	77,364	—
Subordinated notes	49,486	42,166	—	42,166	—
Interest rate lock commitments	47	47	—	—	47
Accrued interest payable	298	298	298	—	—
Total	$1,588,845	$1,580,656	$1,208,201	$119,530	$252,925

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

			December 31, 2021
			Fair Value Measurements
	December 31, 2021		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$17,287	$17,287	$17,287	$—	$—
Federal funds sold and overnight interest-bearing deposits	142,622	142,622	142,622	—	—
Certificates of deposit in other banks	5,193	5,193	5,193	—	—
Available-for-sale securities	310,870	310,870	3,917	306,953	—
Other investment securities	5,408	5,408	60	5,348	—
Loans, net	1,285,230	1,308,539	—	—	1,308,539
Loans held for sale	2,249	2,249	—	2,249	—
Cash surrender value - life insurance	2,509	2,509	—	2,509	—
Interest rate lock commitments	312	312	—	—	312
Forward sale commitments	12	12	—	12	—
Accrued interest receivable	6,621	6,621	6,621	—	—
Total	$1,778,313	$1,801,622	$175,700	$317,071	$1,308,851
Liabilities:
Deposits:
Non-interest bearing demand	$453,066	$453,066	$453,066	$—	$—
Savings, interest checking and money market	818,358	818,358	818,358	—	—
Time deposits	245,396	246,025	—	—	246,025
Federal funds purchased and securities sold under agreements to repurchase	23,829	23,829	23,829	—	—
Federal Home Loan Bank advances and other borrowings	77,418	78,152	—	78,152	—
Subordinated notes	49,486	42,908	—	42,908	—
Interest rate lock commitments	26	26	—	—	26
Accrued interest payable	282	282	282	—	—
Total	$1,667,861	$1,662,646	$1,295,535	$121,060	$246,051
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
The Company’s extent of involvement and maximum potential exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2022, no amounts have been accrued for any estimated losses for these financial instruments.
The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$398,543	$396,958
Interest rate lock commitments	14,684	16,161
Forward sale commitments	909	2,199
Standby letters of credit	4,329	35,514
Total	$418,465	$450,832
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
The Company has two types of commitments related to mortgage loans held for sale: interest rate lock commitments and forward loan sale commitments. Interest rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2022.
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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the Company, we, our, or us), including, without limitation:
•statements that are not historical in nature, and
•statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions.
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
•legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
•changes may occur in the securities markets, and
•the COVID-19 pandemic, or other external events may adversely affect the Company.
We have described under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports filed with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.7 billion in assets at March 31, 2022, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.
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
Significant Developments and Transactions
The item listed below materially affects the comparability of our results of operations for the three months ended March 31, 2022 and 2021, and our financial condition as of March 31, 2022 and December 31, 2021, and may affect the comparability of financial information we report in future fiscal periods.
COVID-19 Pandemic
The Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic) has impacted the Company and may continue to do so, as uncertainty remains about the duration of the pandemic and the timing and strength of the global and national economic recovery. In conjunction with our efforts to support clients affected by the pandemic, the Company has cumulatively originated $136.0 million in loans under the Paycheck Protection Program (PPP) with amounts outstanding of $2.3 million and $8.4 million at March 31, 2022 and December 31, 2021, respectively. For more information on PPP loans, see Note 2 – Loans and Allowance for Loan Losses in the Notes to Consolidated Financial Statements (unaudited). The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition.

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
Allowance for Loan Losses
Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of the Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Further discussion of the methodology used in establishing the allowance and the impact of any associated risks related to these policies on the Company’s business operations is provided in Note 1 - Summary of Significant Accounting Policies and is also discussed in the Lending and Credit Management section below. Many of the loans are deemed collateral dependent for purposes of the measurement of the impairment loss, thus the fair value of the underlying collateral and sensitivity of such fair values due to changing market conditions, supply and demand, condition of the collateral and other factors can be volatile over periods of time. Such volatility can have an impact on the financial performance of the Company.

Executive Summary
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

	As of and for the three months ended
(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Net interest income	$14,145	$15,103	$14,390
(Release of) provision for loan losses	(2,500)	(2,400)	—
Non-interest income	3,726	3,675	4,572
Investment securities (losses) gains, net	(4)	9	14
Non-interest expense	12,227	13,474	11,780
Income before income taxes	8,140	7,713	7,196
Income tax expense	1,531	1,723	1,357
Net income	$6,609	$5,990	$5,839
Basic earnings per share	$1.00	$0.90	$0.88
Diluted earnings per share	$1.00	$0.90	$0.88

Cash dividends paid on common stock	$993	$992	$842
Book value per share	$20.35	$22.51	$19.75
Market price per share	$25.28	$25.94	$20.47

Return on average total assets	1.51%	1.35%	1.38%
Return on average stockholders' equity	18.41%	16.70%	18.03%
Average stockholders' equity to total assets	8.22%	8.10%	7.64%
Efficiency ratio (1)	68.42%	71.75%	62.12%
Net interest spread	3.36%	3.52%	3.44%
Net interest margin	3.50%	3.67%	3.61%

Stockholders' equity to assets	7.74%	8.13%	7.55%
Total risk-based capital ratio	14.66%	14.79%	14.80%
Tier 1 risk-based capital ratio	13.44%	13.59%	13.21%
Common equity Tier 1 capital	10.36%	10.22%	9.93%
Tier 1 leverage ratio (2)	10.99%	11.01%	10.22%

Asset Quality
Net-charge-offs (recoveries)	$124	$(375)	$(248)
Non-performing loans	$17,099	$25,473	$34,233
Classified assets	$104,073	$108,322	$145,794
Non-performing loans to total loans	1.28%	1.96%	2.68%
Non-performing assets to total assets	1.55%	1.97%	2.68%
Allowance for loan losses to total loans	1.07%	1.30%	1.44%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.
(2)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets

Results of Operations Highlights:
Consolidated net income of $6.6 million for the first quarter 2022, an increase of $0.6 million compared to the fourth quarter 2021 ("linked quarter") and an increase of $0.8 million from the first quarter 2021 (the "prior year quarter"). Earnings per diluted share (“EPS”) was $1.00 for the first quarter 2022 compared to $0.90 and $0.88 for the linked quarter and prior year quarter, respectively. For the first quarter 2022, the return on average assets was 1.51%, the return on average stockholders’ equity was 18.41%, and the efficiency ratio was 68.4%.
Net interest income of $14.1 million for the first quarter 2022, decreased $1.0 million from the linked quarter, and decreased $0.2 million from the prior year quarter. Net interest margin, on a fully taxable equivalent basis ("FTE") basis, was 3.50% for the first quarter, a decrease from 3.67% for the linked quarter, and a decrease from 3.61% for the prior year quarter. These changes are discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis section below.
Non-interest income for the first quarter 2022 was $3.7 million, an increase of $0.1 million, or 1.4%, from the linked quarter, and a decrease of $0.8 million, or 18.5%, from the prior year quarter. The change in the current quarter compared to the prior year quarter is primarily due to the decrease in the gain on sale of real estate mortgages of $1.6 million, or 64.0%. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Non-interest expense for the first quarter 2022 was $12.2 million, a decrease of $1.2 million, or 9.3%, from the linked quarter, and an increase of $0.4 million, or 3.8%, from the prior year quarter. The change in the current quarter compared to the linked quarter is primarily due to the decrease in legal fees expenses resulting from the recognition of final settlement of a legal matter in the fourth quarter of 2021. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Balance Sheet Highlights:
Loans – Loans held for investment increased by $31.8 million, or 2.4%, equal to $1.3 billion as of March 31, 2022 as compared to the end of the linked quarter. Year-over-year, loans held for investment grew $57.7 million, or 4.5%, from $1.3 billion as of March 31, 2021.
Asset quality – Non-performing loans totaled $17.1 million at March 31, 2022, a decrease of $8.4 million from $25.5 million at the end of the linked quarter, and a decrease of $17.1 million from $34.2 million at the end of the prior year quarter. The reduction in non-performing loans in the current quarter, as compared to the linked quarter and prior year quarter is primarily due to several large non-accrual loans returning to accrual status described in more detail below. The allowance for loan losses to total loans was 1.07% at March 31, 2022, compared to 1.30% at December 31, 2021 and 1.44% at March 31, 2021. These changes are discussed in greater detail under the Lending and Credit Management section below.
Deposits – Total deposits decreased by $60.7 million, or 4.0%, equal to $1.5 billion as of March 31, 2022 as compared to the end of the linked quarter. Year-over-year deposits grew $62.2 million, or 4.5%, from $1.4 billion as of March 31, 2021.
Capital – Total shareholder’s equity was $134.4 million and the common equity to assets ratio was 7.74% at March 31, 2022 as compared to 8.13% and 7.55% at the end of the linked quarter and the prior year quarter, respectively. Regulatory capital ratios remain “well-capitalized”, with tier 1 leverage ratio of 10.99% and a total risk-based capital ratio of 14.66% at March 31, 2022.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected by both changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended March 31, 2022 and 2021, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2) (3)
Commercial	$220,888	$2,832	5.20%	$257,623	$4,159	6.55%
Real estate construction - residential	23,455	256	4.43	33,492	394	4.77
Real estate construction - commercial	95,935	996	4.21	78,578	878	4.53
Real estate mortgage - residential	281,824	2,832	4.08	260,040	2,841	4.43
Real estate mortgage - commercial	670,713	6,938	4.20	621,877	6,600	4.30
Installment and other consumer	22,342	206	3.74	25,992	265	4.13
Total loans	$1,315,157	$14,060	4.34%	$1,277,602	$15,137	4.81%
Loans held for sale	2,288	20	3.55	5,500	25	1.84
Investment securities:
U.S. Treasury	4,010	5	0.51	3,006	8	1.08
U.S. government and federal agency obligations	27,371	89	1.32	38,605	146	1.53
Obligations of states and political subdivisions	126,577	1,020	3.27	61,456	452	2.98
Mortgage-backed securities	132,922	510	1.56	101,101	338	1.36
Other debt securities	13,456	156	4.70	11,539	143	5.03
Total investment securities	304,336	1,780	2.37	215,707	1,087	2.04
Other investment securities	5,412	75	5.62	5,982	83	5.63
Federal funds sold	6,232	1	0.07	20,276	4	0.08
Interest bearing deposits in other financial institutions	70,824	60	0.34	129,048	98	0.31
Total interest earning assets	$1,704,249	$15,996	3.81%	$1,654,115	$16,434	4.03%
All other assets	83,294			84,407
Allowance for loan losses	(16,926)			(18,466)
Total assets	$1,770,617			$1,720,056
LIABILITIES AND STOCKHOLDERS' EQUITY
NOW accounts	$176,648	$15	0.03%	$142,735	$12	0.03%
Savings	265,542	187	0.29	231,311	138	0.24
Interest checking	29,398	28	0.39	61,522	76	0.50
Money market	289,140	86	0.12	279,234	83	0.12
Time deposits	260,628	389	0.61	267,047	671	1.02
Total interest bearing deposits	$1,021,356	$705	0.28%	$981,849	$980	0.40%
Federal funds purchased and securities sold under agreements to repurchase	13,792	10	0.29	41,507	26	0.25
Federal Home Loan Bank advances and other borrowings	77,397	252	1.32	98,152	396	1.64
Subordinated notes	49,486	324	2.66	49,486	310	2.54
Total borrowings	140,675	586	1.69	189,145	732	1.57
Total interest bearing liabilities	$1,162,031	$1,291	0.45%	$1,170,994	$1,712	0.59%
Demand deposits	449,175			399,429
Other liabilities	13,849			18,275
Total liabilities	$1,625,055			$1,588,698
Stockholders' equity	145,562			131,358
Total liabilities and stockholders' equity	$1,770,617			$1,720,056
Net interest income (FTE)		$14,705			$14,722
Net interest spread			3.36%			3.44%
Net interest margin			3.50%			3.61%
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2022 and 2021. Such adjustments totaled $0.6 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($0.3 million and $1.5 million of PPP fees were included in commercial loan income for the three months ended March 31, 2022 and 2021, respectively).

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2022 vs. 2021
		Change due to
(In thousands)	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$(1,327)	$(543)	$(784)
Real estate construction - residential	(138)	(111)	(27)
Real estate construction - commercial	118	183	(65)
Real estate mortgage - residential	(9)	228	(237)
Real estate mortgage - commercial	338	509	(171)
Installment and other consumer	(59)	(35)	(24)
Loans held for sale	(5)	(20)	15
Investment securities:
U.S. Treasury	(3)	2	(5)
U.S. government and federal agency obligations	(57)	(38)	(19)
Obligations of states and political subdivisions	568	521	47
Mortgage-backed securities	172	117	55
Other debt securities	13	23	(10)
Other investment securities	(8)	(8)	—
Federal funds sold	(3)	(2)	(1)
Interest bearing deposits in other financial institutions	(38)	(48)	10
Total interest income	$(438)	$778	$(1,216)
Interest expense:
Savings	3	3	—
NOW accounts	49	22	27
Interest checking	(48)	(33)	(15)
Money market	3	3	—
Time deposits	(282)	(16)	(266)
Federal funds purchased and securities sold under agreements to repurchase	(16)	(19)	3
Federal Home Loan Bank advances and other borrowings	(144)	(75)	(69)
Subordinated notes	14	—	14
Total interest expense	$(421)	$(115)	$(306)
Net interest income on a fully taxable equivalent basis	$(17)	$893	$(910)
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2022 and 2021. Such adjustments totaled $0.6 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($0.3 million and $1.5 million of PPP fees were included in commercial loan income for the three months ended March 31, 2022 and 2021, respectively).

Financial results for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 reflected a decrease in net interest income, on a tax equivalent basis, of $17,000, or 0.1%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.50% for the quarter ended March 31, 2022 compared to 3.61% for the quarter ended March 31, 2021. Net interest income and net interest margin decreased primarily due to a decrease in PPP fees and interest income in the three month comparative periods. The Company earned $0.3 million in PPP income for the three months ended March 31, 2022 compared to $1.5 million for the three months ended March 31, 2021.
Average interest-earning assets increased $50.1 million, or 3.0%, to $1.70 billion for the quarter ended March 31, 2022 compared to $1.65 billion for the quarter ended March 31, 2021, and average interest-bearing liabilities decreased $9.0 million, or 0.8%, to $1.16 billion for the quarter ended March 31, 2022 compared to $1.17 billion for the quarter ended March 31, 2021.
Total interest income (expressed on a fully taxable equivalent basis) was $16.0 million for the three months ended March 31, 2022 compared to $16.4 million for the three months ended March 31, 2021. The Company’s rates earned on interest earning assets were 3.81% for the three months ended March 31, 2022 compared to 4.03% for the three months ended March 31, 2021.
Interest income on loans held for investment was $14.1 million for the three months ended March 31, 2022 compared to $15.1 million for the three months ended March 31, 2021.
Average loans outstanding increased $37.6 million, or 2.9%, to $1.32 billion for the quarter ended March 31, 2022 compared to $1.28 billion for the quarter ended March 31, 2021. The average yield on loans decreased to 4.34% for the quarter ended March 31, 2022 compared to 4.81% for the quarter ended March 31, 2021. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.8 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021.
Average securities increased $88.6 million, or 41.1%, to $304.3 million for the quarter ended March 31, 2022 compared to $215.7 million for the quarter ended March 31, 2021. The average yield on securities increased to 2.37% for the quarter ended March 31, 2022 compared to 2.04% for the quarter ended March 31, 2021. See the Liquidity Management section for further discussion.
Total interest expense decreased to $1.3 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021. The Company’s rates paid on interest bearing liabilities were 0.45% for the three months ended March 31, 2022 compared to 0.59% for the three months ended March 31, 2021. See the Liquidity Management section for further discussion.
Interest expense on deposits decreased to $0.7 million for the three months ended March 31, 2022 compared to $1.0 million for the three months ended March 31, 2021.
Average interest-bearing deposits increased $39.5 million, or 4.0%, to $1.02 billion for the quarter ended March 31, 2022 compared to $0.98 billion for the quarter ended March 31, 2021. The average cost of deposits decreased to 0.28% for the quarter ended March 31, 2022 compared to 0.40% for the quarter ended March 31, 2021.
Interest expense on borrowings decreased to $0.6 million for the three months ended March 31, 2022 compared to $0.7 million for the three months ended March 31, 2021.
Average borrowings decreased to $140.7 million for the quarter ended March 31, 2022 compared to $189.1 million for the quarter ended March 31, 2021. The average cost of borrowings increased to 1.69% for the quarter ended March 31, 2022 compared to 1.57% for the quarter ended March 31, 2021. The increase in cost of funds primarily resulted from higher market interest rates.

Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Non-interest income
Service charges and other fees	$793	$739	$54	7.3%
Bank card income and fees	961	860	101	11.7%
Trust department income	340	294	46	15.6%
Real estate servicing fees, net	231	73	158	216.4%
Gain on sales of mortgage loans, net	888	2,469	(1,581)	(64.0)%
Other	513	137	376	274.5%
Total non-interest income	$3,726	$4,572	$(846)	(18.5)%
Non-interest income as a % of total revenue *	20.8%	24.1%
*Total revenue is calculated as net interest income plus non-interest income.
Total non-interest income decreased $0.8 million, or 18.5%, to $3.7 million for the quarter ended March 31, 2022 compared to $4.6 million for the quarter ended March 31, 2021. The decrease was primarily due to the decrease in gain on sale of real estate mortgages due to lower volumes of real estate mortgage loans sold as further discussed below.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) increased $0.2 million to $0.2 million for the quarter ended March 31, 2022 compared to $0.1 million for the quarter ended March 31, 2021.
Mortgage loan servicing fees earned on loans sold were $0.3 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021. The current quarter's MSR valuation increased $31,000 from the linked quarter primarily due to an increase in market rates. The Company was servicing $261.5 million of mortgage loans at March 31, 2022 compared to $270.0 million and $288.9 million at December 31, 2021 and March 31, 2021, respectively.
Gain on sales of mortgage loans decreased $1.6 million to $0.9 million for the quarter ended March 31, 2022 compared to $2.5 million for the quarter ended March 31, 2021. The Company sold $29.1 million of loans for the three months ended March 31, 2022 compared to $66.3 million for the three months ended March 31, 2021. Loans sold to the secondary market slowed after strong sales during the first six months of 2021.
Other Income increased $0.4 million to $0.5 million for the quarter ended March 31, 2022 compared to $0.1 million for the quarter ended March 31, 2021. The increase primarily resulted from mortgage banking derivative income, interest component of net pension cost, and income received from the Missouri Department of Transportation related to a land easement. During the fourth quarter of 2021 the Company elected to record the fair value of derivatives related to interest rate lock commitments and mandatory commitments and the related changes due to volume and rates through non-interest income and non-interest expense.
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2022	2021
Investment securities (losses) gains, net
Available-for-sale securities:
Gross realized gains	$—	$2
Gross realized losses	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	(4)	12
Investment securities (losses) gains, net	$(4)	$14

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Non-interest expense
Salaries	$5,156	$5,342	$(187)	(3.5)%
Employee benefits	1,730	1,804	(73)	(4.1)
Occupancy expense, net	786	771	15	1.9
Furniture and equipment expense	755	744	11	1.5
Processing, network and bank card expense	1,142	1,007	135	13.4
Legal, examination, and professional fees	440	404	36	8.9
Advertising and promotion	293	243	50	20.6
Postage, printing, and supplies	190	204	(14)	(6.9)
Loan expense	145	174	(29)	(16.7)
Other	1,590	1,087	503	46.3
Total non-interest expense	$12,227	$11,780	$447	3.8%
Efficiency ratio*	68.4%	62.1%
Number of full-time equivalent employees	306	304
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.4 million to $12.2 million for the quarter ended March 31, 2022 compared to $11.8 million for the quarter ended March 31, 2021.
Salaries decreased $0.2 million, or 3.5%, to $5.2 million for the quarter ended March 31, 2022 compared to $5.3 million for the quarter ended March 31, 2021 primarily due to reduced commissions based on loan volume. See Gains on sales of mortgage loans discussion above.
Employee benefits decreased $0.1 million, or 4.1%, to $1.7 million for the quarter ended March 31, 2022 compared to $1.8 million for the quarter ended March 31, 2021. The decreases were primarily due to a decrease in 401(k) plan contributions partially offset by an increase in medical premiums and pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions.
Processing, network, and bank card expense increased $0.1 million, or 13.4%, to $1.1 million for the quarter ended March 31, 2022 compared to $1.0 million for the quarter ended March 31, 2021. These increases were primarily related to increases in debit card processing and ATM interchange expenses, partially offset by decreases in network and processing expenses.
Other non-interest expense increased $0.5 million, or 46.3%, to $1.6 million for the quarter ended March 31, 2022 compared to $1.1 million for the quarter ended March 31, 2021. The increases were primarily related to mortgage banking derivative expense, telephone, travel, donations and software expense, partially offset by a decrease in FDIC insurance assessments. During the fourth quarter of 2021 the Company elected to record the fair value of derivatives related to interest rate lock commitments and mandatory commitments and the related changes due to volume and rates through non-interest income and non-interest expense.
Income taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.8% for the three months ended March 31, 2022 compared to 18.9% for the three months ended March 31, 2021.
The decrease in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings partially offset by the benefit recorded pertaining to the historical tax credit. The effective tax rate for each of the three months ended March 31, 2022 and 2021, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

Included in the effective tax rate for the quarter ended March 31, 2022 is a $13,000 benefit associated with a historic tax credit investment. The investment is expected to generate a $321,000 tax benefit over the life of the project and is being recognized under the deferral method of accounting.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 76.0% of total assets as of March 31, 2022 compared to 70.2% as of December 31, 2021.
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
Major classifications within the Company’s held for investment loan portfolio as of the dates indicated is as follows:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural (a)	$221,015	16.6%	$217,214	16.7%
Real estate construction − residential	21,515	1.6	27,920	2.1
Real estate construction − commercial	103,478	7.8	91,369	7.0
Real estate mortgage − residential	287,879	21.6	279,346	21.5
Real estate mortgage − commercial	677,539	50.8	663,256	50.9
Installment and other consumer	22,497	1.7	23,028	1.8
Total loans held for investment	$1,333,923	100.0%	$1,302,133	100.0%
(a)Includes $2.3 million and $8.4 million of SBA PPP loans, net as of March 31, 2022 and December 31, 2021, respectively.
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
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2022, the Company sold approximately $29.1 million of loans to investors compared to $66.3 million for the three months ended March 31, 2021. At March 31, 2022, the Company was servicing approximately $261.5 million of loans sold to the secondary market compared to $270.0 million at December 31, 2021, and $288.9 million at March 31, 2021.
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
Non-performing Assets
The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial, financial, and agricultural	$136	$153
Real estate construction − commercial	100	105
Real estate mortgage − residential	1,258	1,129
Real estate mortgage − commercial	15,477	24,029
Installment and other consumer	125	43
Total	$17,096	$25,459
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$—	$14
Installment and other consumer	3	—
Total	$3	$14
Total non-performing loans (a)	17,099	25,473
Other real estate owned and repossessed assets	9,758	10,525
Total non-performing assets	$26,857	$35,998

Loans held for investment	$1,333,923	$1,302,133
Allowance for loan losses to loans	1.07%	1.30%
Non-accrual loans to total loans	1.28%	1.96%
Non-performing loans to loans (a)	1.28%	1.96%
Non-performing assets to loans (b)	2.01%	2.76%
Non-performing assets to assets (b)	1.55%	1.97%
Allowance for loan losses to non-accrual loans	83.52%	66.39%
Allowance for loan losses to non-performing loans	83.51%	66.36%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
Total non-performing assets were $26.9 million, or 2.01% of total loans, at March 31, 2022 compared to $36.0 million, or 2.76% of total loans, at December 31, 2021.
Total non-accrual loans at March 31, 2022 decreased $8.4 million, or 32.8%, to $17.1 million compared to $25.5 million at December 31, 2021. There were $3,000 in loans past due 90 days and still accruing interest at March 31, 2022 compared to $14,000 at December 31, 2021. Other real estate and repossessed assets were $9.8 million and $10.5 million at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 there were no additions to other real estate owned compared to $30,000 of non-accrual loans, net of charge-offs taken, during the three months ended March 31, 2021. During the first quarter ended March 31, 2022, an additional $52,000 charge-off was recorded related to a property that moved into other real estate owned at the end of the fourth quarter of 2021.
As of March 31, 2022, approximately $21.9 million of loans classified as substandard, which include performing TDRs, and not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms, compared to $13.8 million at December 31, 2021. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at March 31, 2022 and December 31, 2021, respectively.
The following table summarizes the Company’s TDRs at the dates indicated:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	2	$183	$23	2	$188	$24
Real estate mortgage − residential	5	1,170	46	6	1,262	56
Real estate mortgage − commercial	2	323	38	2	328	38
Installment and other consumer	2	15	2	2	17	2
Total performing TDRs	11	$1,691	$109	12	$1,795	$120
Non-performing TDRs
Real estate mortgage − residential	5	$551	$70	5	$561	$39
Total non-performing TDRs	5	$551	$70	5	$561	$39
Total TDRs	16	$2,242	$179	17	$2,356	$159
At March 31, 2022, loans classified as TDRs totaled $2.2 million, with $0.2 million of specific reserves, compared to $2.4 million of loans classified as TDRs, with $0.2 million of specific reserves at December 31, 2021. Non-performing loans, included $0.6 million of loans classified as TDRs at March 31, 2022 compared to $0.6 million at December 31, 2021. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2021 to March 31, 2022 was primarily due to $115,000 of payments received on TDRs.
Allowance for Loan Losses and Provision
Allowance for Loan Losses
The following table is a summary of the allocation of the allowance for loan losses:

	March 31, 2022		December 31, 2021
(In thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,830	16.6%	$2,717	16.7%
Real estate construction − residential	60	1.6	137	2.1
Real estate construction − commercial	664	7.8	588	7.0
Real estate mortgage − residential	2,578	21.6	2,482	21.5
Real estate mortgage − commercial	7,692	50.8	10,662	50.9
Installment and other consumer	273	1.7	256	1.8
Unallocated	182	—	61	—
Total	$14,279	100.0%	$16,903	100.0%
The allowance for loan losses was $14.3 million, or 1.07%, of loans outstanding at March 31, 2022 compared to $16.9 million, or 1.30%, of loans outstanding at December 31, 2021. The ratio of the allowance for loan losses to non-performing loans was 83.51% at March 31, 2022, compared to 66.36% at December 31, 2021.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

(In thousands)	March 31, 2022	December 31, 2021
Allocation of allowance for loan losses:
Individually evaluated for impairment − specific reserves	$317	$3,044
Collectively evaluated for impairment − general reserves	13,962	13,859
Total	$14,279	$16,903
The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At March 31, 2022, $0.3 million of the Company’s ALL was allocated to impaired loans totaling approximately $18.8 million compared to $3.0 million of the Company’s ALL allocated to impaired loans totaling approximately $27.3 million at December 31, 2021. Management determined that $16.1 million, or 86%, of total impaired loans required no reserve allocation at March 31, 2022 compared to $16.6 million, or 61%, at December 31, 2021, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.
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
The changes in the allowance for loan losses from December 31, 2021 to March 31, 2022 primarily resulted from transitioning loans impacted by COVID-19 from non-accrual status back to performing status. This transition was made according to the Company’s established internal loan policies regarding loan performance as well as consultation with industry experts. This transition back to performing status also reduced specific reserves based on the attributes of the individual loan collateral, to the general allocations method described above. The Company continues to monitor the risks associated with its non-performing loans.
Provision
The Company recognized a negative provision expense for loan losses of $2.5 million for the three months ended March 31, 2022 compared to no provision expense for the three months ended March 31, 2021. The negative provision expense primarily resulted from the release of specific reserves totaling $2.8 million in the first quarter of 2022 due to returning significant loan balances to accrual from non-accrual status or other collateral valuation adjustments. No provision was required during the first quarter of 2021 primarily due to the impact of net recoveries and improvement in the economic outlook as the economy began to recover from the impacts of the COVID-19 pandemic experienced throughout 2020.
The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$15	$220,888	0.01%	$(122)	$257,623	(0.05)%
Real estate construction − residential	—	23,455	—	(13)	33,492	(0.04)
Real estate construction − commercial	—	95,935	—	—	78,578	—
Real estate mortgage − residential	(3)	281,824	—	(168)	260,040	(0.06)
Real estate mortgage − commercial	73	670,713	0.01	23	621,877	—
Installment and other consumer	39	22,342	0.17	32	25,992	0.12
Total	$124	$1,315,157	0.01%	$(248)	$1,277,602	(0.02)%
Net Loan Charge-offs (recoveries)
The Company’s net charge-offs were $0.1 million, or 0.01%, of average loans for the three months ended March 31, 2022 compared to net recoveries of $0.2 million, (0.02)%, for the three months ended March 31, 2021.
Loans Held For Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. In the fourth quarter of 2021, the Company elected the fair value option for all newly originated long-term personal real estate loans held for sale. As of December 31, 2021, all loans held for sale were carried at fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At March 31, 2022, the carrying amount of these loans was $0.9 million compared to $2.2 million at December 31, 2021.
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

(In thousands)	March 31, 2022	December 31, 2021
Federal funds sold	$419	$7,122
Other interest-bearing deposits	27,552	135,500
Certificates of deposit in other banks	4,701	5,193
Available-for-sale investment securities	286,754	310,870
Total	$319,426	$458,685
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $286.8 million at March 31, 2022 and included an unrealized net loss of $24.3 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $5.5 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At March 31, 2022 and December 31, 2021, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $97.3 million and $35.5 million, respectively.
Total investment securities pledged for these purposes were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$9,448	$10,778
Federal funds purchased and securities sold under agreements to repurchase	6,448	28,769
Other deposits	173,592	235,829
Total pledged, at fair value	$189,488	$275,376
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2022, such deposits totaled $1.4 billion and represented 92.8% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.
Core deposits at March 31, 2022 and December 31, 2021 were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Core deposit base:
Non-interest bearing demand	$450,225	$453,066
Interest checking	277,988	357,825
Savings and money market	453,967	440,331
Other time deposits	168,568	175,827
Total	$1,350,748	$1,427,049
Estimated uninsured deposits totaled $430.4 million, including $84.7 million of certificates of deposit, at March 31, 2022, compared to $513.5 million, including $69.1 million of certificates of deposit, at December 31, 2021. The Company had brokered deposits totaling $20.2 million and $20.2 million at March 31, 2022 and December 31, 2021, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2022, under agreements with these unaffiliated banks, the Bank may borrow up to $60.0 million in federal funds on an unsecured basis and $8.9 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2022. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2022, there were $5.5 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at March 31, 2022.
The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of March 31, 2022, the Bank had $77.4 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at March 31, 2022 and December 31, 2021 were as follows:

(In thousands)	March 31, 2022	December 31, 2021
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$5,514	$23,829
Federal Home Loan Bank advances	77,357	77,418
Subordinated notes	49,486	49,486
Total	$132,357	$150,733
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
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	March 31, 2022				December 31, 2021
(In thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$278,761	$8,947	$60,000	$347,708	$273,479	$10,384	$60,000	$343,863
Letters of credit	—	—	—	—	(31,000)	—	—	(31,000)
Advances outstanding	(77,357)	—	—	(77,357)	(77,418)	—	—	(77,418)
Total available	$201,404	$8,947	$60,000	$270,351	$165,061	$10,384	$60,000	$235,445
At March 31, 2022, loans of $567.4 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit. At March 31, 2022, investments with a market value of $9.4 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated needs in both the short and long-term.

Sources and Uses of Funds
Cash and cash equivalents were $50.5 million at March 31, 2022 compared to $159.9 million at December 31, 2021. The $109.4 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2022. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $4.4 million for the three months ended March 31, 2022.
Investing activities consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio used total cash of $33.1 million during the three months ended March 31, 2022. The cash outflow primarily consisted of a net increase in loans held for investment of $31.8 million and $14.6 million in purchases of investment securities partially offset by $13.5 million from maturities and calls and sales of investment securities.
Financing activities used total cash of $80.7 million during the three months ended March 31, 2022, resulting primarily from a $66.2 million decrease in interest-bearing transaction accounts and a $18.3 million decrease in securities sold under agreements to repurchase. The decrease in interest-bearing accounts was due primarily to reductions in deposits for public funds customers, resulting from the distribution of prior year tax collections.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $418.5 million in unused loan commitments and standby letters of credit as of March 31, 2022. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $1.0 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $3.5 million and $4.5 million in dividends to the Company during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents totaling $4.1 million and $1.8 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
The Company's 2019 Repurchase Plan was amended during the second quarter 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. During the first quarter 2022, the Company repurchased 23,536 common shares at an average cost of $25.75 per share totaling $0.6 million.
The repurchases under these authorizations may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for the completion of these authorized share repurchases. As of March 31, 2022, $4.4 million remained available for the repurchase of shares pursuant to the share repurchase authorizations. The Company may continue to repurchase shares under its share repurchase authorizations, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of its common stock and other cash flow needs. There is no assurance that the Company will repurchase up to the full amount remaining under its share repurchase authorizations.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2022 and December 31, 2021. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue to classify its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III requirements, at March 31, 2022 and December 31, 2021, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total Capital (to risk-weighted assets):
Company	$213,114	14.66%	$152,691	10.50%	$—	N.A%
Bank	211,027	14.52%	152,575	10.50%	145,309	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$195,471	13.44%	$123,607	8.50%	$—	N.A%
Bank	196,588	13.53%	123,513	8.50%	116,248	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$150,675	10.36%	$101,794	7.00%	$—	N.A%
Bank	196,588	13.53%	101,717	7.00%	94,451	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$195,471	10.99%	$71,122	4.00%	$—	N.A%
Bank	196,588	11.12%	70,747	4.00%	88,434	5.00%

December 31, 2021
Total Capital (to risk-weighted assets):
Company	$210,726	14.79%	$149,640	10.50%	$—	N.A%
Bank	210,148	14.78%	149,339	10.50%	142,228	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$193,663	13.59%	$121,137	8.50%	$—	N.A%
Bank	193,085	13.58%	120,894	8.50%	113,782	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$145,663	10.22%	$99,760	7.00%	$—	N.A%
Bank	193,085	13.58%	99,559	7.00%	92,448	6.50%
Tier 1 leverage ratio:
Company	$193,663	11.01%	$70,342	4.00%	$—	N.A%
Bank	193,085	11.04%	69,959	4.00%	87,449	5.00%

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
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the ALCO with direction from the Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, local and national market conditions and rates. The ALCO also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2022 and December 31, 2021.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,	December 31,
(bps)	2022	2021
200	1.84%	4.47%
100	0.96%	1.80%
(100)	(2.16)%	(3.12)%
(200)	(3.28)%	(4.02)%
The change in the Company’s interest rate risk exposure from December 31, 2021 to March 31, 2022 was primarily due to a decrease in Federal funds sold and interest bearing deposits in other financial institutions. This will cause the Company’s balance sheet to become less asset sensitive. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2022. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Impact of New Accounting Standards
Financial Instruments:
In March 2022 the FASB issued ASU 2022-02 Financial Instruments–Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update will be effective for fiscal years beginning after December 15, 2022 for entities that have adopted the amendments in ASU 2016-13, Financial Instruments–Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The Company is evaluating the additional disclosure requirements and does not expect them to have a material effect on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The revised accounting guidance will remove all recognition thresholds and will require a company to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. It also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. This new accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2022. While the Company generally expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, the Company has not determined the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company's consolidated financial statements. The Company has formed a committee and is continuing to evaluate the impact of the ASU's adoption on the Company's consolidated financial statements by assessing different credit risk models. In 2019, 2020 and 2021, the Company modeled the various methods prescribed in the ASU against the identified loan segments. The Company will continue to run parallel computations as it continues to evaluate the impact of adoption of this ASU on January 1, 2023.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 15 - Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).
Item 1A. Risk Factors
There has been no material change in risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended March 31, 2022:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1-31, 2022	—		$—	—	$5,000,000
February 1-28, 2022	14,062		$25.56	14,062	$4,640,575
March 1-31, 2022	9,474		$26.04	9,474	$4,393,903
Total	23,536	23,536	$25.75	23,536	$4,393,903

*The Company's 2019 Repurchase Plan was amended during the second quarter 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. As of March 31, 2022, $4.4 million remained available for share repurchases pursuant to that authorization.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

May 10, 2022	David T. Turner, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

May 10, 2022	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)