Form 10-Q
period 2022-06-30
HAWTHORN BANCSHARES, INC.
filed 2022-08-11
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 11, 2022, the registrant had 6,768,581 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$20,018	$17,287
Federal funds sold	45	7,122
Other interest-bearing deposits	8,159	135,500
Cash and cash equivalents	28,222	159,909
Certificates of deposit in other banks	4,201	5,193
Available-for-sale debt securities, at fair value	267,274	310,870
Other investments	5,109	5,408
Total investment securities	272,383	316,278
Loans held for investment	1,427,828	1,302,133
Allowance for loan losses	(15,353)	(16,903)
Net loans	1,412,475	1,285,230
Loans held for sale, at lower of cost or fair value	1,716	2,249
Premises and equipment - net	33,096	32,719
Mortgage servicing rights, at fair value	2,730	2,659
Other real estate owned - net	9,155	10,525
Accrued interest receivable	6,446	6,621
Cash surrender value - life insurance	2,538	2,509
Other assets	17,014	7,658
Total assets	$1,789,976	$1,831,550
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$471,762	$453,066
Savings, interest checking and money market	796,054	818,358
Time deposits $250,000 and over	99,884	69,075
Other time deposits	163,108	176,321
Total deposits	1,530,808	1,516,820
Federal funds purchased and securities sold under agreements to repurchase	6,935	23,829
Federal Home Loan Bank advances and other borrowings	68,000	77,418
Subordinated notes	49,486	49,486
Operating lease liabilities	1,687	1,837
Accrued interest payable	359	282
Other liabilities	8,643	12,922
Total liabilities	1,665,918	1,682,594
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,023,821 shares, respectively	7,024	7,024
Surplus	71,302	64,437
Retained earnings	84,437	82,300
Accumulated other comprehensive (loss) income, net of tax	(27,715)	3,293
Treasury stock; 515,570, and 406,846 shares, at cost, respectively	(10,990)	(8,098)
Total stockholders’ equity	124,058	148,956
Total liabilities and stockholders’ equity	$1,789,976	$1,831,550
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$14,588	$13,885	$28,503	$28,864
Interest and fees on loans held for sale	26	29	46	54
Interest on investment securities:
Taxable	791	711	1,579	1,378
Nontaxable	624	375	1,202	621
Federal funds sold	4	1	5	5
Other interest-bearing deposits and certificates of deposit in other banks	43	87	102	185
Dividends on other investments	66	81	141	165
Total interest income	16,142	15,169	31,578	31,272
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	578	276	893	584
Time deposit accounts $250,000 and over	130	146	243	356
Time deposits	194	358	471	820
Total interest expense on deposits	902	780	1,607	1,760
Interest on federal funds purchased and securities sold under agreements to repurchase	9	26	19	52
Interest on Federal Home Loan Bank advances	248	385	501	781
Interest on subordinated notes	422	307	745	617
Total interest expense on borrowings	679	718	1,265	1,450
Total interest expense	1,581	1,498	2,872	3,210
Net interest income	14,561	13,671	28,706	28,062
Provision for (release of) loan losses	1,200	400	(1,300)	400
Net interest income after provision for (release of) loan losses	13,361	13,271	30,006	27,662
NON-INTEREST INCOME
Service charges and other fees	835	765	1,628	1,504
Bank card income and fees	1,063	1,022	2,024	1,882
Trust department income	296	308	636	602
Real estate servicing fees, net	248	351	478	424
Gain on sale of mortgage loans, net	806	2,041	1,695	4,511
Other	400	174	913	310
Total non-interest income	3,648	4,661	7,374	9,233
Investment securities (losses) gains, net	(9)	—	(13)	15
NON-INTEREST EXPENSE
Salaries and employee benefits	6,616	6,955	13,502	14,101
Occupancy expense, net	765	719	1,550	1,490
Furniture and equipment expense	771	753	1,526	1,497
Processing, network, and bank card expense	1,142	1,224	2,284	2,232
Legal, examination, and professional fees	375	385	815	789
Advertising and promotion	304	309	597	552
Postage, printing, and supplies	226	186	416	390
Loan expense	157	229	303	403
Other	1,184	1,081	2,774	2,168
Total non-interest expense	11,540	11,841	23,767	23,622
Income before income taxes	5,460	6,091	13,600	13,288
Income tax expense	971	1,199	2,502	2,557
Net income	$4,489	$4,892	$11,098	$10,731
Basic earnings per share	$0.66	$0.71	$1.63	$1.56
Diluted earnings per share	$0.66	$0.71	$1.63	$1.56
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$4,489	$4,892	$11,098	$10,731
Other comprehensive (loss) income, net of tax
Investment securities available-for-sale:
Change in unrealized (losses) gains on investment securities available-for-sale, net of tax	(11,426)	1,748	(31,008)	(1,030)
Adjustment for gains on sale of investment securities, net of tax	—	—	—	(2)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	110	—	145
Total other comprehensive (loss) income	(11,426)	1,858	(31,008)	(887)
Total comprehensive (loss) income	$(6,937)	$6,750	$(19,910)	$9,844

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2022 and 2021
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2022	$7,024	$64,437	$87,919	$(16,289)	$(8,704)	$134,387
Net income	—	—	4,489	—	—	4,489
Other comprehensive loss	—	—	—	(11,426)	—	(11,426)
Purchase of treasury stock	—	—	—	—	(2,286)	(2,286)
Stock dividend	—	6,865	(6,865)	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,106)	—	—	(1,106)
Balance, June 30, 2022	$7,024	$71,302	$84,437	$(27,715)	$(10,990)	$124,058

Balance, March 31, 2021	$6,769	$59,307	$73,947	$(1,217)	$(8,098)	$130,708
Net income	—	—	4,892	—	—	4,892
Other comprehensive loss	—	—	—	1,858	—	1,858
Stock dividend	—	5,385	(5,385)	—	—	—
Cash dividends declared, common stock ($0.15 per share)	—	—	(955)	—	—	(955)
Balance, June 30, 2021	$6,769	$64,692	$72,499	$641	$(8,098)	$136,503

	Six Months Ended June 30, 2022 and 2021
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	$7,024	$64,437	$82,300	$3,293	$(8,098)	$148,956
Net income	—	—	11,098	—	—	11,098
Other comprehensive loss	—	—	—	(31,008)	—	(31,008)
Purchase of treasury stock	—	—	—	—	(2,892)	(2,892)
Stock dividend	—	6,865	(6,865)	—	—	—
Cash dividends declared, common stock ($0.32 per share)	—	—	(2,096)	—	—	(2,096)
Balance, June 30, 2022	$7,024	$71,302	$84,437	$(27,715)	$(10,990)	$124,058

Balance, December 31, 2020	$6,769	$59,307	$68,935	$1,528	$(5,950)	$130,589
Net income	—	—	10,731	—	—	10,731
Other comprehensive loss	—	—	—	(887)	—	(887)
Purchase of treasury stock	—	—	—	—	(2,148)	(2,148)
Stock dividend	—	5,385	(5,385)	—	—	—
Cash dividends declared, common stock ($0.28 per share)	—	—	(1,782)	—	—	(1,782)
Balance, June 30, 2021	$6,769	$64,692	$72,499	$641	$(8,098)	$136,503

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$11,098	$10,731
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for loan losses	(1,300)	400
Depreciation expense	1,083	1,155
Net amortization of investment securities, premiums, and discounts	765	878
Change in fair value of mortgage servicing rights	(31)	(38)
Investment securities losses (gains), net	13	(15)
(Gain) losses on sales and dispositions of premises and equipment	(141)	4
Gain on sales and dispositions of other real estate	(2)	(25)
(Release of) provision for other real estate owned	(28)	84
Decrease (increase) in accrued interest receivable	175	(209)
Increase in cash surrender value - life insurance	(29)	(29)
(Increase) decrease in other assets	(1,111)	387
Decrease in operating lease liabilities	(150)	(154)
Increase (decrease) in accrued interest payable	77	(461)
Decrease in other liabilities	(4,358)	(2,034)
Origination of mortgage loans held for sale	(52,610)	(121,386)
Proceeds from the sale of mortgage loans held for sale	54,748	128,217
Gain on sale of mortgage loans, net	(1,695)	(4,511)
Net cash provided by operating activities	6,504	12,994
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	—	(245)
Proceeds from maturities of certificates of deposit in other banks	988	2,467
Net increase in loans	(125,843)	(6,735)
Purchase of available-for-sale debt securities	(17,174)	(114,520)
Proceeds from maturities of available-for-sale debt securities	18,478	20,491
Proceeds from calls of available-for-sale debt securities	2,280	13,852
Purchases of FHLB stock	(3,833)	(327)
Proceeds from sales of FHLB stock	4,119	684
Purchases of premises and equipment	(1,653)	(247)
Proceeds from sales of premises and equipment	298	12
Proceeds from sales of other real estate and repossessed assets	1,348	324
Net cash used in investing activities	(120,992)	(84,244)
Cash flows from financing activities:
Net increase in demand deposits	18,696	50,796
Net decrease in interest-bearing transaction accounts	(22,304)	(19,573)
Net increase (decrease) in time deposits	17,596	(33,828)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(16,894)	(13,136)
Repayment of FHLB advances and other borrowings	(95,477)	(13,120)
FHLB advances	86,059	—
Purchase of treasury stock	(2,892)	(2,148)
Cash dividends paid - common stock	(1,983)	(1,670)
Net cash used in financing activities	(17,199)	(32,679)
Net decrease in cash and cash equivalents	(131,687)	(103,929)
Cash and cash equivalents, beginning of period	159,909	180,363
Cash and cash equivalents, end of period	$28,222	$76,434
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Six Months Ended June 30,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,795	$3,671
Income taxes	$3,261	$4,485
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans net of (charge-offs)	$(52)	$30
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
Stock Dividend On July 1, 2022, the Company paid a special stock dividend of four percent to shareholders of record at the close of business on June 15, 2022. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.
(2) Loans and Allowance for Loan Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at June 30, 2022 and December 31, 2021 is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Commercial, financial, and agricultural(a)	$242,701	$217,214
Real estate construction − residential	23,629	27,920
Real estate construction − commercial	119,079	91,369
Real estate mortgage − residential	312,086	279,346
Real estate mortgage − commercial	706,700	663,256
Installment and other consumer	23,633	23,028
Total loans held for investment	$1,427,828	$1,302,133
(a)Includes $1.1 million and $8.4 million of Small Business Administration Paycheck Protection (SBA PPP) loans, net as of June 30, 2022 and December 31, 2021, respectively.
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
primarily of the financing of automotive vehicles. At June 30, 2022, loans of $585.5 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
Allowance for Loan Losses
The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended June 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,830	$60	$664	$2,578	$7,692	$273	$182	$14,279
Additions:
Provision for (release of ) loan losses	184	6	98	149	821	73	(131)	1,200
Deductions:
Loans charged off	25	—	—	—	104	59	—	188
Less recoveries on loans	(16)	—	—	(20)	(1)	(25)	—	(62)
Net loan charge-offs (recoveries)	9	—	—	(20)	103	34	—	126
Balance at end of period	$3,005	$66	$762	$2,747	$8,410	$312	$51	$15,353

	Three Months Ended June 30, 2021
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$4,676	$309	$532	$2,594	$9,904	$245	$101	$18,361
Additions:
Provision for (release of ) loan losses	655	(58)	(37)	(130)	14	38	(82)	400
Deductions:
Loans charged off	28	—	—	4	3	46	—	81
Less recoveries on loans	(33)	—	—	(7)	—	(15)	—	(55)
Net loan charge-offs (recoveries)	(5)	—	—	(3)	3	31	—	26
Balance at end of period	$5,336	$251	$495	$2,467	$9,915	$252	$19	$18,735

	Six Months Ended June 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Additions:
Provision for (release of ) loan losses	312	(71)	174	242	(2,077)	130	(10)	(1,300)
Deductions:
Loans charged off	60	—	—	—	178	116	—	354
Less recoveries on loans	(36)	—	—	(23)	(3)	(42)	—	(104)
Net loan charge-offs (recoveries)	24	—	—	(23)	175	74	—	250
Balance at end of period	$3,005	$66	$762	$2,747	$8,410	$312	$51	$15,353

	Six Months Ended June 30, 2021
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Additions:
Provision for (release of ) loan losses	87	25	20	(384)	587	53	12	400
Deductions:
Loans charged off	55	—	—	3	26	104	—	188
Less recoveries on loans	(183)	(13)	—	(175)	—	(39)	—	(410)
Net loan charge-offs (recoveries)	(128)	(13)	—	(172)	26	65	—	(222)
Balance at end of period	$5,336	$251	$495	$2,467	$9,915	$252	$19	$18,735

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
These historical loss rates for each risk group are used as the starting point to determine loss rates for measurement purposes. The historical loan loss rates are multiplied by loss emergence periods (LEP) which represent the estimated time period between a borrower first experiencing financial difficulty and the recognition of a loss. Management's look-back period began with loss history in the first quarter 2012 as the starting point through the current quarter and it will continue to include this starting point going forward. The look-back period will continue to be evaluated and will be adjusted once a sustained loss-producing downturn is recognized and found to be representative of historical losses expected for the current portfolio.
The Company’s methodology includes qualitative risk factors that allow management to adjust its estimates of losses based on the most recent information available and to address other limitations in the quantitative component based on historical loss rates. Such risk factors are generally reviewed and updated quarterly, as appropriate, and are adjusted to reflect changes in national and local economic conditions and developments, the nature, volume and terms of loans in the portfolio, including changes in volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans, loan concentrations, assessment of trends in collateral values, assessment of changes in the quality of the Company’s internal loan review department, and changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.
The funding of $88.4 million and $47.5 million in SBA PPP loans during 2020 and 2021, respectively, required management to assess the methodology that would be adopted in regard to the allowance for loan losses applicable to these loans. Because the SBA PPP loans are expected to be mostly paid off within a year and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan losses was deemed necessary for these loans. At June 30, 2022, the net balance of the PPP loans totaled $1.1 million.
All SBA PPP loans have a 1% interest rate and the Company earns a fee based upon a tiered schedule corresponding with the amount of the loan to the borrower, which is deferred and recognized over the life of the loan. The PPP loan may be forgiven by the SBA if the borrower meets certain criteria as defined by the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The Company reports these loans at their principal amount outstanding, net of unearned income, unamortized deferred loan fee income and loan origination costs. Interest is accrued as earned and loan origination fees and direct costs are deferred and accreted or amortized into interest income, as an adjustment to the yield, over the life of the loan using the level yield method. When a PPP loan is paid off or forgiven by the SBA, the remaining unaccreted or unamortized net origination fees or costs are immediately recognized into income.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
June 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$38	$—	$12	$190	$40	$27	$—	$307
Collectively evaluated for impairment	2,967	66	750	2,557	8,370	285	51	15,046
Total	$3,005	$66	$762	$2,747	$8,410	$312	$51	$15,353
Loans outstanding:
Individually evaluated for impairment	$313	$—	$96	$2,283	$16,413	$209	$—	$19,314
Collectively evaluated for impairment	242,388	23,629	118,983	309,803	690,287	23,424	—	1,408,514
Total	$242,701	$23,629	$119,079	$312,086	$706,700	$23,633	$—	$1,427,828

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$42	$—	$13	$166	$2,815	$8	$—	$3,044
Collectively evaluated for impairment	2,675	137	575	2,316	7,847	248	61	13,859
Total	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Loans outstanding:
Individually evaluated for impairment	$341	$—	$105	$2,391	$24,357	$60	$—	$27,254
Collectively evaluated for impairment	216,873	27,920	91,264	276,955	638,899	22,968	—	1,274,879
Total	$217,214	$27,920	$91,369	$279,346	$663,256	$23,028	$—	$1,302,133
Impaired Loans
Loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $19.3 million and $27.3 million at June 30, 2022 and December 31, 2021, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).
The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At June 30, 2022, $16.0 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $24.2 million at December 31, 2021. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2022, $0.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $19.3 million compared to $3.0 million of the Company’s allowance for loan losses allocated to impaired loans totaling $27.3 million at December 31, 2021. Management determined that $16.0 million, or 83%, of total impaired loans required no reserve allocation at June 30, 2022 compared to $16.6 million, or 61%, at December 31, 2021, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The categories of impaired loans at June 30, 2022 and December 31, 2021 are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Non-accrual loans	$17,648	$25,459
Performing TDRs	1,666	1,795
Total impaired loans	$19,314	$27,254
The following tables provide additional information about impaired loans at June 30, 2022 and December 31, 2021, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
June 30, 2022
With no related allowance recorded:
Real estate mortgage − commercial	$15,992	$16,847	$—
Total	$15,992	$16,847	$—
With an allowance recorded:
Commercial, financial and agricultural	$313	$352	$38
Real estate construction − commercial	96	132	12
Real estate mortgage − residential	2,283	2,775	190
Real estate mortgage − commercial	421	503	40
Installment and other consumer	209	210	27
Total	$3,322	$3,972	$307
Total impaired loans	$19,314	$20,819	$307

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
December 31, 2021
With no related allowance recorded:
Real estate mortgage − residential	$1,034	$1,152	$—
Real estate mortgage − commercial	15,593	16,057	—
Total	$16,627	$17,209	$—
With an allowance recorded:
Commercial, financial and agricultural	$341	$374	$42
Real estate construction − commercial	105	138	13
Real estate mortgage − residential	1,357	1,730	166
Real estate mortgage − commercial	8,764	9,142	2,815
Installment and other consumer	60	61	8
Total	$10,627	$11,445	$3,044
Total impaired loans	$27,254	$28,654	$3,044

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in thousands)	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$1,826	$5	$—	$—	$1,834	$13
Real estate mortgage − residential	—	—	1,266	12	—	—	1,391	21
Real estate mortgage − commercial	15,712	—	9,459	—	15,679	—	9,458	—
Total	$15,712	$—	$12,551	$17	$15,679	$—	$12,683	$34
With an allowance recorded:
Commercial, financial and agricultural	$315	$3	$5,553	$7	$316	$5	$5,548	$13
Real estate construction − residential	—	—	125	—	—	—	158	—
Real estate construction − commercial	97	16	165	—	97	30	182	—
Real estate mortgage − residential	2,327	9	1,692	4	2,333	16	1,779	11
Real estate mortgage − commercial	426	—	16,323	8	428	1	16,189	15
Installment and other consumer	175	—	58	—	175	—	71	3
Total	$3,340	$28	$23,916	$19	$3,349	$52	$23,927	$42
Total impaired loans	$19,052	$28	$36,467	$36	$19,028	$52	$36,610	$76
The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken as a result of current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to TDRs, was $28,000 and $52,000 for the three and six months ended June 30, 2022, respectively, compared to $36,000 and $76,000 for the three and six months ended June 30, 2021, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.
Delinquent and Non-Accrual Loans
The delinquency status of loans is determined based on the contractual terms of the notes. Loans are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable. In general, loans are placed on non-accrual when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual status, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Subsequent interest payments received on non-accrual loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2022 and December 31, 2021.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
June 30, 2022
Commercial, Financial, and Agricultural	$242,424	$146	$—	$131	$242,701
Real estate construction − residential	23,629	—	—	—	23,629
Real estate construction − commercial	118,983	—	—	96	119,079
Real estate mortgage − residential	310,554	236	167	1,129	312,086
Real estate mortgage − commercial	688,659	1,944	—	16,097	706,700
Installment and Other Consumer	23,384	52	2	195	23,633
Total	$1,407,633	$2,378	$169	$17,648	$1,427,828

December 31, 2021
Commercial, Financial, and Agricultural	$217,058	$3	$—	$153	$217,214
Real estate construction − residential	27,920	—	—	—	27,920
Real estate construction − commercial	91,264	—	—	105	91,369
Real estate mortgage − residential	277,532	671	14	1,129	279,346
Real estate mortgage − commercial	638,982	245	—	24,029	663,256
Installment and Other Consumer	22,848	137	—	43	23,028
Total	$1,275,604	$1,056	$14	$25,459	$1,302,133
Credit Quality
The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment. Loans are placed on watch status when one or more weaknesses are identified that may result in the borrower being unable to meet repayment terms or when the Company’s credit position could deteriorate at some future date. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs that are accruing interest are classified as performing TDRs. Loans classified as TDRs that are not accruing interest are classified as non-performing TDRs and are included with all other non-accrual loans for presentation purposes. It is the Company’s policy to discontinue the accrual of interest income on loans when management believes that the collection of interest or principal is doubtful.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the risk categories by class at June 30, 2022 and December 31, 2021.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At June 30, 2022
Watch	$8,604	$—	$2,837	$8,326	$48,612	$—	$68,379
Substandard	6,244	—	2,673	524	2,066	—	11,507
Performing TDRs	182	—	—	1,154	316	14	1,666
Non-accrual loans	131	—	96	1,129	16,097	195	17,648
Total	$15,161	$—	$5,606	$11,133	$67,091	$209	$99,200

At December 31, 2021
Watch	$9,219	$—	$4,304	$12,185	$43,348	$—	$69,056
Substandard	6,284	—	2,673	750	2,305	—	12,012
Performing TDRs	188	—	—	1,262	328	17	1,795
Non-accrual loans	153	—	105	1,129	24,029	43	25,459
Total	$15,844	$—	$7,082	$15,326	$70,010	$60	$108,322
Troubled Debt Restructurings
At June 30, 2022, loans classified as TDRs totaled $2.1 million, of which $0.5 million were classified as non-performing TDRs and $1.6 million were classified as performing TDRs. At December 31, 2021, loans classified as TDRs totaled $2.4 million, of which $0.6 million were classified as non-performing TDRs and $1.8 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $167,000 and $159,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2022 and December 31, 2021, respectively.
The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as applying interest rates below the current market rate, deferring principal payments, and extending maturity dates. There was one loan meeting the TDR criteria that was modified during the three and six months ended June 30, 2022, respectively, compared to no loans during the three and six months ended June 30, 2021, respectively. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is in the process of foreclosure. There were no loans modified as a TDR that defaulted during the three and six months ended June 30, 2022 and 2021, respectively, and within twelve months of their modification date.
Loans Held For Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. In the fourth quarter of 2021, the Company elected the fair value option for all newly originated long-term personal real estate loans held for sale. As of December 31, 2021, all loans held for sale were carried at fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At June 30, 2022, the carrying amount of these loans was $1.7 million compared to $2.2 million at December 31, 2021.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate Acquired in Settlement of Loans

	June 30,	December 31,
(in thousands)	2022	2021
Commercial	$—	$643
Real estate construction - commercial	10,094	10,166
Real estate mortgage - residential	86	117
Real estate mortgage - commercial	1,639	2,510
Total	$11,819	$13,436
Less valuation allowance for other real estate owned	(2,664)	(2,911)
Total other real estate owned	$9,155	$10,525
Changes in the net carrying amount of other real estate owned were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$12,669	$14,842	$13,436	$14,905
Additions net of (charge-offs)	—	—	(52)	30
Proceeds from sales	(625)	(216)	(1,348)	(324)
Charge-offs against the valuation allowance for other real estate owned, net	(219)	(84)	(219)	(84)
Net gain on sales	(6)	10	2	25
Total other real estate owned	11,819	14,552	11,819	14,552
Less valuation allowance for other real estate owned	(2,664)	(2,614)	(2,664)	(2,614)
Balance at end of period	$9,155	$11,938	$9,155	$11,938
At June 30, 2022, $0.2 million of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $0.2 million of consumer mortgage loans at December 31, 2021.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,911	$2,702	$2,911	$2,614
Provision for other real estate owned	(28)	(4)	(28)	84
Charge-offs	(219)	(84)	(219)	(84)
Balance at end of period	$2,664	$2,614	$2,664	$2,614

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2022 and December 31, 2021 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
June 30, 2022
U.S. Treasury	$3,807	$—	$(32)	$3,775
U.S. government and federal agency obligations	1,013	—	(51)	962
U.S. government-sponsored enterprises	26,498	—	(1,878)	24,620
Obligations of states and political subdivisions	136,034	3	(23,932)	112,105
Mortgage-backed securities	125,404	22	(12,428)	112,998
Other debt securities (a)	11,825	115	(362)	11,578
Bank issued trust preferred securities (a)	1,486	—	(250)	1,236
Total available-for-sale securities	$306,067	$140	$(38,933)	$267,274

December 31, 2021
U.S. Treasury	$3,909	$11	$(3)	$3,917
U.S. government and federal agency obligations	1,314	5	—	1,319
U.S. government-sponsored enterprises	26,498	70	(196)	26,372
Obligations of states and political subdivisions	128,093	1,605	(474)	129,224
Mortgage-backed securities	137,286	791	(1,611)	136,466
Other debt securities (a)	11,825	482	(23)	12,284
Bank issued trust preferred securities (a)	1,486	—	(198)	1,288
Total available-for-sale securities	$310,411	$2,964	$(2,505)	$310,870
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
Debt securities with carrying values aggregating approximately $220.4 million and $275.4 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2022, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,009	$4,998
Due after one year through five years	24,407	23,486
Due after five years through ten years	29,238	27,424
Due after ten years	122,009	98,368
Total	180,663	154,276
Mortgage-backed securities	125,404	112,998
Total available-for-sale securities	$306,067	$267,274
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	June 30, 2022	December 31, 2021
Other securities:
FHLB stock	$4,911	$5,197
MIB stock	151	151
Equity securities with readily determinable fair values	47	60
Total other investment securities	$5,109	$5,408

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
June 30, 2022
U.S. Treasury	$3,775	$(32)	$—	$—	$3,775	$(32)
U.S. government and federal agency obligations	962	(51)	—	—	962	(51)
U.S. government-sponsored enterprises	20,271	(1,227)	4,349	(651)	24,620	(1,878)
Obligations of states and political subdivisions	102,049	(20,817)	8,011	(3,115)	110,060	(23,932)
Mortgage-backed securities	82,022	(7,412)	27,922	(5,016)	109,944	(12,428)
Other debt securities	4,463	(362)	—	—	4,463	(362)
Bank issued trust preferred securities	—	—	1,236	(250)	1,236	(250)
Total	$213,542	$(29,901)	$41,518	$(9,032)	$255,060	$(38,933)

(in thousands)
December 31, 2021
U.S. Treasury	$1,758	$(3)	$—	$—	$1,758	$(3)
U.S. government-sponsored enterprises	18,304	(196)	—	—	18,304	(196)
Obligations of states and political subdivisions	39,221	(474)	—	—	39,221	(474)
Mortgage-backed securities	89,520	(1,579)	1,864	(32)	91,384	(1,611)
Other debt securities	3,802	(23)	—	—	3,802	(23)
Bank issued trust preferred securities	—	—	1,288	(198)	1,288	(198)
Total	$152,605	$(2,275)	$3,152	$(230)	$155,757	$(2,505)
The total available-for-sale portfolio consisted of approximately 444 securities at June 30, 2022. The portfolio included 424 securities having an aggregate fair value of $255.1 million that were in a loss position at June 30, 2022. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $41.5 million at fair value at June 30, 2022. The $38.9 million aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2022 was caused by interest rate fluctuations.
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
Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2022 and December 31, 2021, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Investment securities (losses) gains, net
Available-for-sale securities:
Gross realized gains	$—	$—	$—	$2
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	(9)	—	(13)	13
Investment securities (losses) gains, net	$(9)	$—	$(13)	$15
(5) Intangible Assets
Mortgage Servicing Rights
At June 30, 2022, the Company was servicing approximately $252.3 million of loans sold to the secondary market compared to $270.0 million at December 31, 2021, and $286.6 million at June 30, 2021. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively.
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,639	$2,494	$2,659	$2,445
Originated mortgage servicing rights	12	123	40	292
Changes in fair value:
Due to changes in model inputs and assumptions (1)	160	260	190	282
Other changes in fair value (2)	(81)	(102)	(159)	(244)
Total changes in fair value	79	158	31	38
Balance at end of period	$2,730	$2,775	$2,730	$2,775

(1)The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.
The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,
	2022	2021
Weighted average constant prepayment rate	7.48%	11.81%
Weighted average note rate	3.38%	3.41%
Weighted average discount rate	9.25%	8.00%
Weighted average expected life (in years)	6.97	5.95

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(6) Deposits
The table below represents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	June 30, 2022	December 31, 2021
Time deposits with balances > $250,000	$99,884	$69,075
Brokered deposits	$34,018	$20,202

(7) Federal Funds Purchased and Securities Sold under Agreements to Repurchase

(in thousands)	June 30, 2022	December 31, 2021
Federal funds purchased	$—	$—
Repurchase agreements	6,935	23,829
Total	$6,935	$23,829
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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Less than 90 days	Greater than 90 days	Total
June 30, 2022
U.S. government-sponsored enterprises	$6,935	$—	$—	$6,935
Total	$6,935	$—	$—	$6,935

December 31, 2021
U.S. government-sponsored enterprises	$9,113	$—	$—	$9,113
Mortgage-backed securities	14,716	—	—	14,716
Total	$23,829	$—	$—	$23,829
(8) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of June 30, 2022, operating right of use (ROU) assets and liabilities were $1.6 million and $1.7 million, respectively. As of June 30, 2022, the weighted-average remaining lease term on these operating leases is approximately 6.1 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $93,000 and $187,000 for the three and six months ended June 30, 2022, respectively, compared to $95,000 and $196,000 for the three and six months ended June 30, 2021, respectively.
At adoption of Accounting Standards Update (ASU) 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $44,000 for the three and six months ended June 30, 2022 compared to $19,000 and $32,000 for the three and six months ended June 30, 2021, respectively.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2022 (excluding 6 months ended June 30, 2022)	$184
2023	367
2024	258
2025	257
2026	259
Thereafter	571
Total lease payments	1,896
Less imputed interest	(209)
Total lease liabilities, as reported	$1,687
(9) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 17.8% and 18.4% for the three and six months ended June 30, 2022, respectively, compared to 19.7% and 19.2% for the three and six months ended June 30, 2021, respectively.
The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to the decrease in earnings and the benefit recorded pertaining to the historical tax credit. The decrease in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings partially offset by the benefit recorded pertaining to the historical tax credit. The effective tax rate for each of the three and six months ended June 30, 2022 and 2021, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $14,000 and $27,000 benefit associated with a historic tax credit investment for the three and six months ended June 30, 2022, respectively. The investment is expected to generate a $331,000 tax benefit over the life of the project and is being recognized under the deferral method of accounting.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of June 30, 2022. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the six months ended June 30, 2022 and 2021, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.
(10) Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$362	$2,931	$3,293
Other comprehensive loss, before reclassifications	(39,251)	—	(39,251)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive loss, before tax	(39,251)	—	(39,251)
Income tax benefit	8,243	—	8,243
Current period other comprehensive loss, net of tax	(31,008)	—	(31,008)
Balance at end of period	$(30,646)	$2,931	$(27,715)

	Six Months Ended June 30, 2021
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$3,353	$(1,825)	$1,528
Other comprehensive (loss) income, before reclassifications	(1,305)	184	(1,121)
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	(2)
Current period other comprehensive (loss) income, before tax	(1,307)	184	(1,123)
Income tax benefit (expense)	275	(39)	236
Current period other comprehensive (loss) income, net of tax	(1,032)	145	(887)
Balance at end of period	$2,321	$(1,680)	$641

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.
(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Payroll taxes	$344	$356	$786	$791
Medical plans	466	519	941	969
401(k) match and profit sharing	426	444	796	943
Periodic pension cost	367	482	804	898
Other	4	3	12	7
Total employee benefits	$1,608	$1,804	$3,339	$3,608

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
The accrued liability relating to the SERP was $1.5 million as of June 30, 2022, and the expense for the three and six months ended June 30, 2022 was $93,000 and $186,000, respectively, compared to $97,000 and 193,000, for the three and six months ended June 30, 2021, respectively, and is recognized over the required service period.
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
Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Service cost - benefits earned during the year	$338	$430	$745	$846
Interest costs on projected benefit obligations (a)	291	280	587	536
Expected return on plan assets (a)	(583)	(465)	(1,141)	(922)
Expected administrative expenses	29	26	59	52
Amortization of prior service cost (a)	—	—	—	—
Amortization of unrecognized net loss (a)	—	138	—	184
Net periodic pension cost	$75	$409	$250	$696

(a)The components of net periodic pension cost other than the service cost and expected administrative expenses are included in other non-interest expense.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
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
(12) Earnings per Share
Stock Dividend
On July 1, 2022, the Company paid a special stock dividend of 4.0% to common shareholders of record at the close of business on June 15, 2022. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.
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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income available to shareholders	$4,489	$4,892	$11,098	$10,731
Average shares outstanding	6,768,581	6,877,305	6,816,436	6,816,436
Basic earnings per share	$0.66	$0.71	$1.63	$1.56
Diluted earnings per share:
Net income available to shareholders	$4,489	$4,892	$11,098	$10,731
Average shares outstanding	6,768,581	6,877,305	6,816,436	6,816,436
Diluted earnings per share	$0.66	0.71	$1.63	$1.56
Repurchase Program
The Company's 2019 Repurchase Plan was amended during the second quarter of 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.
The Company repurchased 23,536 and 85,188 common shares under the plan during the first and second quarter of 2022, respectively, at an average cost of $26.60 per share totaling $2.9 million. As of June 30, 2022, $2.1 million remained available for share repurchases pursuant to the plan.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets:
U.S. Treasury	$3,775	$3,775	$—	$—
U.S. government and federal agency obligations	962	—	962	—
U.S. government-sponsored enterprises	24,620	—	24,620	—
Obligations of states and political subdivisions	112,105	—	112,105	—
Mortgage-backed securities	112,998	—	112,998	—
Other debt securities	11,578	—	11,578	—
Bank-issued trust preferred securities	1,236	—	1,236	—
Equity securities	47	47	—	—
Interest rate lock commitments	99	—	—	99
Forward sale commitments	15	—	15	—
Loans held for sale	1,716	—	1,716	—
Mortgage servicing rights	2,730	—	—	2,730
Total	$271,881	$3,822	$265,230	$2,829
Liabilities:
Interest rate lock commitments	$4	$—	$—	$4
Total	$4	$—	$—	$4

December 31, 2021
Assets:
U.S. Treasury	$3,917	$3,917	$—	$—
U.S. government and federal agency obligations	1,319	—	1,319	—
U.S. government-sponsored enterprises	26,372	—	26,372	—
Obligations of states and political subdivisions	129,224	—	129,224	—
Mortgage-backed securities	136,466	—	136,466	—
Other debt securities	12,284	—	12,284	—
Bank-issued trust preferred securities	1,288	—	1,288	—
Equity securities	60	60	—	—
Interest rate lock commitments	312	—	—	312
Forward sale commitments	12	—	12	—
Loans held for sale	2,249	—	2,249	—
Mortgage servicing rights	2,659	—	—	2,659
Total	$316,162	$3,977	$309,214	$2,971
Liabilities:
Interest rate lock commitments	$26	$—	$—	$26
Total	$26	$—	$—	$26

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,659	$2,445	$286	$—
Total gains or (losses) (realized/unrealized):
Included in earnings	31	38	(32)	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	(303)	—
Issues	40	292	144	—
Settlements	—	—	—	—
Balance at end of period	$2,730	$2,775	$95	$—
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2022, the Company identified $16.0 million in collateral-dependent impaired loans that required no specific allowance for loan losses. Related to these loans, there were $2,000 and $25,000 in charge-offs recorded during the three and six months ended June 30, 2022, respectively. As of June 30, 2021, the Company identified $31.8 million in collateral-dependent impaired loans that had specific allowances for losses aggregating $5.0 million. Related to these loans, there were $11,000 and $34,000 in charge-offs recorded during the three and six months ended June 30, 2021, respectively.
Other Real Estate and Foreclosed Assets
Other real estate owned (OREO) and foreclosed assets consisted of loan collateral repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets initially are carried at fair value of the collateral less estimated selling costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state-certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on the Company’s historical knowledge, changes in market conditions from the time of appraisal or other information available. During the holding period, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, Total Gains (Losses)*	Six Months Ended June 30, Total Gains (Losses)*
June 30, 2022
Assets:
Collateral dependent impaired loans:
Real estate mortgage - commercial	$15,992	$—	$—	$15,992	$(2)	$(25)
Total	$15,992	$—	$—	$15,992	$(2)	$(25)
Other real estate and repossessed assets	$9,155	$—	$—	$9,155	$23	$(22)

June 30, 2021
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$3,976	$—	$—	$3,976	$—	$—
Real estate mortgage - residential	359	—	—	359	(3)	(3)
Real estate mortgage - commercial	22,420	—	—	22,420	(2)	(25)
Installment and other consumer	—	—	—	—	(6)	(6)
Total	$26,755	$—	$—	$26,755	$(11)	$(34)
Other real estate and repossessed assets	$11,938	$—	$—	$11,938	$14	$(59)

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
Federal Funds Sold, Cash, and Due from Banks
The carrying amounts of short-term federal funds sold, interest-earning deposits with banks, and cash and due from banks approximate fair value. Federal funds sold classified as short-term generally mature in 90 days or less.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021 is as follows:

			June 30, 2022
			Fair Value Measurements
	June 30, 2022		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$20,018	$20,018	$20,018	$—	$—
Federal funds sold and overnight interest-bearing deposits	8,204	8,204	8,204	—	—
Certificates of deposit in other banks	4,201	4,201	4,201	—	—
Available-for-sale securities	267,274	267,274	3,775	263,499	—
Other investment securities	5,109	5,109	47	5,062	—
Loans, net	1,412,475	1,401,198	—	—	1,401,198
Loans held for sale	1,716	1,716	—	1,716	—
Cash surrender value - life insurance	2,538	2,538	—	2,538	—
Interest rate lock commitments	99	99	—	—	99
Forward sale commitments	15	15	—	15	—
Accrued interest receivable	6,446	6,446	6,446	—	—
Total	$1,728,095	$1,716,818	$42,691	$272,830	$1,401,297
Liabilities:
Deposits:
Non-interest bearing demand	$471,762	$471,762	$471,762	$—	$—
Savings, interest checking and money market	796,054	796,054	796,054	—	—
Time deposits	262,992	260,286	—	—	260,286
Federal funds purchased and securities sold under agreements to repurchase	6,935	6,935	6,935	—	—
Federal Home Loan Bank advances and other borrowings	68,000	68,000	—	68,000	—
Subordinated notes	49,486	41,176	—	41,176	—
Interest rate lock commitments	4	4	—	—	4
Accrued interest payable	359	359	359	—	—
Total	$1,655,592	$1,644,576	$1,275,110	$109,176	$260,290

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
The Company’s extent of involvement and maximum potential exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At June 30, 2022, no amounts have been accrued for any estimated losses for these financial instruments.
The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$394,214	$396,958
Interest rate lock commitments	7,686	16,161
Forward sale commitments	1,695	2,199
Standby letters of credit	5,068	35,514
Total	$408,663	$450,832
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at June 30, 2022.
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for loan losses,
•costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
•legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
•credit and market risks relating to increasing inflation,
•changes may occur in the securities markets, and
•the COVID-19 pandemic, or any resurgence thereof, or other external events may adversely affect the Company.
We have described additional factors that could cause actual results to be materially different from those described in the forward-looking statements under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and in other reports filed with the SEC from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.8 billion in assets at June 30, 2022, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.
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
The Bank is a full-service bank that conducts general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.
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
Significant Developments and Transactions
The item listed below materially affects the comparability of our results of operations for the three and six months ended June 30, 2022 and 2021, and our financial condition as of June 30, 2022 and December 31, 2021, and may affect the comparability of financial information we report in future fiscal periods.
COVID-19 Pandemic
The Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic) has impacted the Company and may continue to do so, as uncertainty remains about the duration of the pandemic and the timing and strength of the global and national economic recovery. In conjunction with our efforts to support clients affected by the pandemic, the Company has cumulatively originated $136.0 million in loans under the Paycheck Protection Program (PPP) with amounts outstanding of $1.1 million and $8.4 million at June 30, 2022 and December 31, 2021, respectively. For more information on PPP loans, see Note 2 – Loans and Allowance for Loan Losses in the Notes to Consolidated Financial Statements (unaudited). The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition.

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

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021
Net interest income	$14,561	$14,145	$13,671
Provision for (release of) loan losses	1,200	(2,500)	400
Non-interest income	3,648	3,726	4,661
Investment securities (losses) gains, net	(9)	(4)	—
Non-interest expense	11,540	12,227	11,841
Income before income taxes	5,460	8,140	6,091
Income tax expense	971	1,531	1,199
Net income	$4,489	$6,609	$4,892
Basic earnings per share	$0.66	$0.97	$0.71
Diluted earnings per share	$0.66	$0.97	$0.71
Efficiency ratio (1)	63.38%	68.42%	64.59%
Net interest spread	3.47%	3.36%	3.24%
Net interest margin	3.64%	3.50%	3.40%

		Six Months Ended June 30,
(Dollars in thousands, except per share data)		2022	2021
Net interest income		$28,706	$28,062
(Release of) provision for loan losses		(1,300)	400
Non-interest income		7,374	9,233
Investment securities (losses) gains, net		(13)	15
Non-interest expense		23,767	23,622
Income before income taxes		13,600	13,288
Income tax expense		2,502	2,557
Net income		$11,098	$10,731
Basic earnings per share		$1.63	$1.56
Diluted earnings per share		$1.63	$1.56
Efficiency ratio (1)		65.87%	63.34%
Net interest spread		3.41%	3.34%
Net interest margin		3.57%	3.51%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three and Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021
Key financial ratios
Book value per share	$18.20	$19.58	$19.85
Market price per share	$25.49	$24.31	$22.05
Quarter
Cash dividends paid on common stock	$990	$993	$828
Return on total assets	1.04%	1.51%	1.14%
Return on stockholders' equity	14.00%	18.41%	14.64%
Average stockholders' equity to total assets	7.40%	8.22%	7.76%
Year-to-date
Cash dividends paid on common stock	$1,983	$993	$1,670
Return on total assets	1.28%	1.51%	1.26%
Return on stockholders' equity	16.33%	18.41%	16.31%
Average stockholders' equity to total assets	7.81%	8.22%	7.70%

Capital Ratios
Stockholders' equity to assets	6.93%	7.74%	7.99%
Total risk-based capital ratio	13.97%	14.66%	14.66%
Tier 1 risk-based capital ratio	12.53%	13.44%	13.20%
Common equity Tier 1 capital	9.85%	10.36%	9.91%
Tier 1 leverage ratio (1)	10.98%	10.99%	10.49%

Asset Quality
Net-charge-offs (recoveries) (Qtr)	$126	$124	$26
Net-charge-offs (recoveries) (Ytd)	$250	$124	$(222)
Non-performing loans	$17,817	$17,099	$33,788
Classified assets	$99,200	$104,073	$136,599
Non-performing loans to total loans	1.25%	1.28%	2.61%
Non-performing assets to total assets	1.51%	1.55%	2.68%
Allowance for loan losses to total loans	1.08%	1.07%	1.45%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
Results of Operations Highlights:
Consolidated net income of $4.5 million for the second quarter 2022 decreased $2.1 million compared to the first quarter 2022 ("linked quarter") and decreased $0.4 million from the second quarter 2021 (the "prior year quarter"). Earnings per diluted share were $0.66 for the second quarter 2022 compared to $0.97 and $0.71 for the linked quarter and prior year quarter, respectively. For the second quarter 2022, the return on average assets was 1.04%, the return on average stockholders’ equity was 14.00%, and the efficiency ratio was 63.4%.
Consolidated net income of $11.1 million, or $1.63 per diluted share, for the six months ended June 30, 2022 increased $0.4 million compared to $10.7 million, or $1.56 per diluted share, for the six months ended June 30, 2021. For the six months ended June 30, 2022, the return on average assets was 1.28%, the return on average stockholders’ equity was 16.33%, and the efficiency ratio was 65.9%.
Net interest income of $14.6 million for the second quarter 2022, increased $0.4 million from the linked quarter, and increased $0.9 million from the prior year quarter. Net interest margin, on a fully taxable equivalent basis ("FTE") basis, was 3.64% for the second quarter, an increase from 3.50% for the linked quarter, and an increase from 3.40% for the prior year quarter.

Net interest income of $28.7 million, for the six months ended June 30, 2022, increased $0.6 million compared to $28.1 million for the six months ended June 30, 2021. Net interest margin, on a fully taxable equivalent basis ("FTE") basis, was 3.57% for the six months ended June 30, 2022, an increase from 3.51% for the six months ended June 30, 2021. These changes are discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis section below.
Non-interest income for the second quarter 2022 was $3.6 million, a decrease of $0.1 million, or 2.1%, from the linked quarter, and a decrease of $1.0 million, or 21.7%, from the prior year quarter. The change in the current quarter compared to the prior year quarter is primarily due to the decrease in the gain on sale of real estate mortgages of $1.2 million, or 60.5%.
Non-interest income of $7.4 million, for the six months ended June 30, 2022 decreased $1.9 million, or 20.1%, compared to $9.2 million for the six months ended June 30, 2021. The change was primarily due to the decrease in the gain on sale of real estate mortgages of $2.8 million, or 62.4%. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Non-interest expense for the second quarter 2022, was $11.5 million, a decrease of $0.7 million, or 5.6%, from the linked quarter, and a decrease of $0.3 million, or 2.5%, from the prior year quarter. The change in the current quarter compared to the linked quarter is primarily due to the decrease in salary and benefits expenses and the change in the fair value adjustment for mortgage banking derivative liabilities.
Non-interest expense for the six months ended June 30, 2022 was $23.8 million, an increase of $0.1 million, or 0.6%, from the six months ended June 30, 2021. The change was primarily due to the new software maintenance agreements and the change in the fair value adjustment for mortgage banking derivatives, partially offset by a decrease in salary and benefits. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Balance Sheet Highlights:
Loans – Loans held for investment increased by $93.9 million, or 7.0%, equal to $1.4 billion as of June 30, 2022 as compared to the end of the linked quarter. Year-over-year, loans held for investment grew $133.9 million, or 10.4%, from $1.3 billion as of June 30, 2021.
Asset quality – Non-performing loans totaled $17.8 million at June 30, 2022, an increase of $0.7 million from $17.1 million at the end of the linked quarter, and a decrease of $16.0 million from $33.8 million at the end of the prior year quarter. The reduction in non-performing loans in the current quarter as compared to the prior year quarter was primarily due to several large non-accrual loans returning to accrual status. The allowance for loan losses to total loans was 1.08% at June 30, 2022, compared to 1.30% at December 31, 2021 and 1.45% at June 30, 2021. These changes are discussed in greater detail under the Lending and Credit Management section below.
Deposits – Total deposits increased by $74.7 million, or 5.1%, equal to $1.5 billion as of June 30, 2022 as compared to the end of the linked quarter. Year-over-year deposits grew $149.8 million, or 10.8%, from $1.4 billion as of June 30, 2021.
Capital – Total shareholder’s equity was $124.1 million and the common equity to assets ratio was 6.93% at June 30, 2022 as compared to 7.74% and 7.99% at the end of the linked quarter and the prior year quarter, respectively. Regulatory capital ratios remain “well-capitalized,” with tier 1 leverage ratio of 10.98% and a total risk-based capital ratio of 13.97% at June 30, 2022.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and six month periods ended June 30, 2022 and 2021, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended June 30, 2022
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2) (3)
Commercial	$232,187	$2,816	4.86%	$256,557	$2,999	4.69%
Real estate construction - residential	23,167	276	4.78	35,005	427	4.89
Real estate construction - commercial	107,744	1,165	4.34	77,726	912	4.71
Real estate mortgage - residential	296,119	3,048	4.13	263,477	2,843	4.33
Real estate mortgage - commercial	681,926	7,208	4.24	618,126	6,620	4.30
Installment and other consumer	22,865	202	3.54	24,794	243	3.93
Total loans	$1,364,008	$14,715	4.33%	$1,275,685	$14,044	4.42%
Loans held for sale	1,682	26	6.20	4,222	29	2.76
Investment securities:
U.S. Treasury	4,135	11	1.07	3,039	8	1.06
U.S. government and federal agency obligations	25,917	93	1.44	22,729	100	1.76
Obligations of states and political subdivisions	117,103	1,091	3.74	88,153	670	3.05
Mortgage-backed securities	118,113	501	1.70	131,134	416	1.27
Other debt securities	13,012	159	4.90	12,887	157	4.89
Total investment securities	278,280	1,855	2.67	257,942	1,351	2.10
Other investment securities	5,446	66	4.86	6,070	81	5.35
Federal funds sold	645	4	2.49	5,980	1	0.07
Interest bearing deposits in other financial institutions	16,953	43	1.02	110,674	87	0.32
Total interest earning assets	$1,667,014	$16,709	4.02%	$1,660,573	$15,593	3.77%
All other assets	86,474			85,372
Allowance for loan losses	(14,383)			(18,467)
Total assets	$1,739,105			$1,727,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$180,781	$15	0.03%	$156,943	$14	0.04%
NOW accounts	267,441	363	0.54	227,179	134	0.24
Interest checking	25,823	54	0.84	41,336	47	0.46
Money market	293,251	146	0.20	281,832	81	0.12
Time deposits	247,511	324	0.53	246,862	504	0.82
Total interest bearing deposits	$1,014,807	$902	0.36%	$954,152	$780	0.33%
Federal funds purchased and securities sold under agreements to repurchase	6,548	9	0.55	45,261	26	0.23
Federal Home Loan Bank advances and other borrowings	76,198	248	1.31	94,823	385	1.63
Subordinated notes	49,486	422	3.42	49,486	307	2.49
Total borrowings	132,232	679	2.06	189,570	718	1.52
Total interest bearing liabilities	$1,147,039	$1,581	0.55%	$1,143,722	$1,498	0.53%
Demand deposits	453,348			433,878
Other liabilities	10,110			15,878
Total liabilities	$1,610,497			$1,593,478
Stockholders' equity	128,608			134,000
Total liabilities and stockholders' equity	$1,739,105			$1,727,478
Net interest income (FTE)		$15,128			$14,095
Net interest spread			3.47%			3.24%
Net interest margin			3.64%			3.40%
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended June 30, 2022 and 2021. Such adjustments totaled $0.6 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($0.1 million and $0.5 million of PPP fees were included in commercial loan income for the three months ended June 30, 2022 and 2021, respectively)

	Six Months Ended June 30, 2022
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2) (3)
Commercial	$226,569	$5,648	5.03%	$257,087	$7,156	5.61%
Real estate construction - residential	23,311	532	4.60	34,252	822	4.84
Real estate construction - commercial	101,872	2,161	4.28	78,150	1,791	4.62
Real estate mortgage - residential	289,011	5,880	4.10	261,768	5,684	4.38
Real estate mortgage - commercial	676,350	14,146	4.22	619,991	13,219	4.30
Installment and other consumer	22,605	408	3.64	25,390	508	4.03
Total loans	$1,339,718	$28,775	4.33%	$1,276,638	$29,180	4.61%
Loans held for sale	1,983	46	4.68	4,857	54	2.24
Investment securities:
U.S. Treasury	4,073	16	0.79	3,023	16	1.07
U.S. government and federal agency obligations	26,640	184	1.39	23,473	201	1.73
Obligations of states and political subdivisions	121,814	2,113	3.50	74,878	1,121	3.02
Mortgage-backed securities	125,476	1,010	1.62	123,351	798	1.30
Other debt securities	13,233	313	4.77	12,216	302	4.99
Total investment securities	291,236	3,636	2.52	236,941	2,438	2.07
Other investment securities	5,429	141	5.24	6,026	165	5.52
Federal funds sold	3,423	5	0.29	13,089	5	0.08
Interest bearing deposits in other financial institutions	43,740	102	0.47	119,811	185	0.31
Total interest earning assets	$1,685,529	$32,705	3.91%	$1,657,362	$32,027	3.90%
All other assets	84,893			84,893
Allowance for loan losses	(15,648)			(18,467)
Total assets	$1,754,774			$1,723,788
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$178,726	$30	0.03%	$149,879	$26	0.03%
NOW accounts	266,497	550	0.42	229,234	272	0.24
Interest checking	27,601	81	0.59	51,373	122	0.48
Money market	291,207	232	0.16	280,539	164	0.12
Time deposits	254,033	714	0.57	256,899	1,176	0.92
Total interest bearing deposits	$1,018,064	$1,607	0.32%	$967,924	$1,760	0.37%
Federal funds purchased and securities sold under agreements to repurchase	10,149	19	0.38	43,394	52	0.24
Federal Home Loan Bank advances and other borrowings	76,795	501	1.32	96,479	781	1.63
Subordinated notes	49,486	745	3.04	49,486	617	2.51
Total borrowings	136,430	1,265	1.87	189,359	1,450	1.54
Total interest bearing liabilities	$1,154,494	$2,872	0.50%	$1,157,283	$3,210	0.56%
Demand deposits	451,273			416,749
Other liabilities	11,969			17,070
Total liabilities	$1,617,736			$1,591,102
Stockholders' equity	137,038			132,686
Total liabilities and stockholders' equity	$1,754,774			$1,723,788
Net interest income (FTE)		$29,833			$28,817
Net interest spread			3.41%			3.34%
Net interest margin			3.57%			3.51%
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the six months ended June 30, 2022 and 2021. Such adjustments totaled $1.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($0.3 million and $2.0 million of PPP fees were included in commercial loan income for the six months ended June 30, 2022 and 2021, respectively).

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
		Change due to			Change due to
(in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$(183)	$(292)	$109	$(1,508)	$(802)	$(706)
Real estate construction - residential	(151)	(141)	(10)	(290)	(251)	(39)
Real estate construction - commercial	253	329	(76)	370	511	(141)
Real estate mortgage - residential	205	341	(136)	196	568	(372)
Real estate mortgage - commercial	588	676	(88)	927	1183	(256)
Installment and other consumer	(41)	(18)	(23)	(100)	(53)	(47)
Loans held for sale	(3)	(25)	22	(8)	(44)	36
Investment securities:
U.S. Treasury	3	3	—	0	5	(5)
U.S. government and federal agency obligations	(7)	13	(20)	(17)	25	(42)
Obligations of states and political subdivisions	421	250	171	992	792	200
Mortgage-backed securities	85	(44)	129	212	14	198
Other debt securities	2	2	—	11	24	(13)
Other investment securities	(15)	(8)	(7)	(24)	(16)	(8)
Federal funds sold	3	(2)	5	0	(6)	6
Interest bearing deposits in other financial institutions	(44)	(120)	76	(83)	(150)	67
Total interest income	$1,116	$964	$152	$678	$1,800	$(1,122)
Interest expense:
Savings	$1	$2	$(1)	$4	$4	$—
NOW accounts	229	28	201	278	50	228
Interest checking	7	(22)	29	(41)	(65)	24
Money market	65	4	61	68	7	61
Time deposits	(180)	1	(181)	(462)	(13)	(449)
Federal funds purchased and securities sold under agreements to repurchase	(17)	(34)	17	(33)	(53)	20
Federal Home Loan Bank advances and other borrowings	(137)	(68)	(69)	(280)	(143)	(137)
Subordinated notes	115	—	115	128	—	128
Total interest expense	$83	$(89)	$172	$(338)	$(213)	$(125)
Net interest income on a fully taxable equivalent basis	$1,033	$1,053	$(20)	$1,016	$2,013	$(997)
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the six months ended June 30, 2022 and 2021. Such adjustments totaled $1.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($0.3 million and $2.0 million of PPP fees were included in commercial loan income for the six months ended June 30, 2022 and 2021, respectively).

Financial results for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 reflected an increase in net interest income, on a tax equivalent basis, of $1.0 million, or 7.3%, and the financial results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 reflected an increase of $1.0 million, or 3.5%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.64% for the quarter ended June 30, 2022 compared to 3.40% for the quarter ended June 30, 2021, and increased to 3.57% for the six months ended June 30, 2022 compared to 3.51% for the six months ended June 30, 2021. Driving the increase in net interest income in the quarter compared to the prior year quarter was higher interest income, resulting from growth in both loans and investments securities of 6.9% and 7.9%, respectively. The increase in net interest income for the current year verses the prior year, on a year-to-date basis was higher interest income resulting from growth in both the balance and yield for the investment securities portfolio, in addition to lower interest expense for interest bearing liabilities.
Average interest-earning assets increased $6.4 million, or 0.4%, to $1.67 billion for the quarter ended June 30, 2022 compared to $1.66 billion for the quarter ended June 30, 2021, and average interest-bearing liabilities increased $3.3 million, or 0.3%, to $1.15 billion for the quarter ended June 30, 2022 compared to $1.14 billion for the quarter ended June 30, 2021.
Average interest-earning assets increased $28.2 million, or 1.7%, to $1.69 billion for the six months ended June 30, 2022 compared to $1.66 billion for the six months ended June 30, 2021, and average interest-bearing liabilities decreased $2.8 million, or 0.2%, to $1.15 billion for the six months ended June 30, 2022 compared to $1.16 billion for the six months ended June 30, 2021.
Total interest income (expressed on a fully taxable equivalent basis) was $16.7 million and $32.7 million for the three and six months ended June 30, 2022, respectively, compared to $15.6 million and $32.0 million for the three and six months ended June 30, 2021, respectively. The Company’s rates earned on interest earning assets were 4.02% and 3.91% for the three and six months ended June 30, 2022, respectively, compared to 3.77% and 3.90% for the three and six months ended June 30, 2021, respectively.
Interest income on loans held for investment was $14.7 million and $28.8 million for the three and six months ended June 30, 2022, respectively, compared to $14.0 million and $29.2 million for the three and six months ended June 30, 2021, respectively.
Average loans outstanding increased $88.3 million, or 6.9%, to $1.36 billion for the quarter ended June 30, 2022 compared to $1.28 billion for the quarter ended June 30, 2021. The average yield on loans decreased to 4.33% for the quarter ended June 30, 2022 compared to 4.42% for the quarter ended June 30, 2021.
Average loans outstanding increased $63.1 million, or 4.9%, to $1.34 billion for the six months ended June 30, 2022 compared to $1.28 billion for the six months ended June 30, 2021. The average yield on loans decreased to 4.33% for the six months ended June 30, 2022 compared to 4.61% for the six months ended June 30, 2021. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.9 million and $3.6 million for the three and six months ended June 30, 2022, respectively, compared to $1.4 million and $2.4 million for the three and six months ended June 30, 2021, respectively.
Average securities increased $20.3 million, or 7.9%, to $278.3 million for the quarter ended June 30, 2022 compared to $257.9 million for the quarter ended June 30, 2021. The average yield on securities increased to 2.67% for the quarter ended June 30, 2022 compared to 2.10% for the quarter ended June 30, 2021. See the Liquidity Management section for further discussion.
Average securities increased $54.3 million, or 22.9%, to $291.2 million for the six months ended June 30, 2022 compared to $236.9 million for the six months ended June 30, 2021. The average yield on securities increased to 2.52% for the six months ended June 30, 2022 compared to 2.07% for the six months ended June 30, 2021. See the Liquidity Management section for further discussion.
Total interest expense increased to $1.6 million for the quarter ended June 30, 2022 compared to $1.5 million for the quarter ended June 30, 2021, and decreased to $2.9 million for the six months ended June 30, 2022 compared to $3.2 million for the six months ended June 30, 2021. The Company’s rates paid on interest bearing liabilities were 0.55% and

0.50% for the three and six months ended June 30, 2022, respectively, compared to 0.53% and 0.56% for the three and six months ended June 30, 2021, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits increased to $0.9 million for the quarter ended June 30, 2022 compared to $0.8 million for the quarter ended June 30, 2021, and decreased to $1.6 million for the six months ended June 30, 2022 compared to $1.8 million for the six months ended June 30, 2021.
Average interest-bearing deposits increased $60.7 million, or 6.4%, to $1.01 billion for the quarter ended June 30, 2022 compared to $0.95 billion for the quarter ended June 30, 2021. The average cost of deposits increased to 0.36% for the quarter ended June 30, 2022 compared to 0.33% for the quarter ended June 30, 2021.
Average interest-bearing deposits increased $50.1 million, or 5.2%, to $1.02 billion for the six months ended June 30, 2022 compared to $0.97 billion for the six months ended June 30, 2021. The average cost of deposits decreased to 0.32% for the six months ended June 30, 2022 compared to 0.37% for the six months ended June 30, 2021.
Interest expense on borrowings decreased to $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively, compared to $0.7 million and $1.5 million for the three and six months ended June 30, 2021, respectively.
Average borrowings decreased to $132.2 million for the quarter ended June 30, 2022 compared to $189.6 million for the quarter ended June 30, 2021. The average cost of borrowings increased to 2.06% for the quarter ended June 30, 2022 compared to 1.52% for the quarter ended June 30, 2021. The increase in cost of funds primarily resulted from higher market interest rates.
Average borrowings decreased to $136.4 million for the six months ended June 30, 2022 compared to $189.4 million for the six months ended June 30, 2021. The average cost of borrowings increased to 1.87% for the six months ended June 30, 2022 compared to 1.54% for the six months ended June 30, 2021. The increase in cost of funds primarily resulted from higher market interest rates.

Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Non-interest income
Service charges and other fees	$835	$765	$70	9.2%	$1,628	$1,504	$124	8.2%
Bank card income and fees	1,063	1,022	41	4.0%	2,024	1,882	142	7.5%
Trust department income	296	308	(12)	(3.9)%	636	602	34	5.6%
Real estate servicing fees, net	248	351	(103)	(29.3)%	478	424	54	12.7%
Gain on sales of mortgage loans, net	806	2,041	(1,235)	(60.5)%	1,695	4,511	(2,816)	(62.4)%
Other	400	174	226	129.9%	913	310	603	194.5%
Total non-interest income	$3,648	$4,661	$(1,013)	(21.7)%	$7,374	$9,233	$(1,859)	(20.1)%
Non-interest income as a % of total revenue *	20.0%	25.4%			20.4%	24.8%
*Total revenue is calculated as net interest income plus non-interest income.
Total non-interest income decreased $1.0 million, or 21.7%, to $3.6 million for the second quarter ended June 30, 2022 compared to $4.7 million for the second quarter ended June 30, 2021, and decreased $1.9 million, or 20.1%, to $7.4 million for the six months ended June 30, 2022 compared to $9.2 million for the six months ended June 30, 2021. The decrease was primarily due to the decrease in gain on sale of real estate mortgages due to lower volumes of real estate mortgage loans sold as further discussed below.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) decreased to $0.2 million for the quarter ended June 30, 2022 compared to $0.4 million for the quarter ended June 30, 2021, and increased to $0.5 million for the six months ended June 30, 2022 compared to $0.4 million for the six months ended June 30, 2021.

Mortgage loan servicing fees earned on loans sold were $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively. The current quarter's MSR valuation increased $160,000 and $190,000 from the linked quarter and December 31, 2021, respectively, primarily due to an increase in market rates. The Company was servicing $252.3 million of mortgage loans at June 30, 2022 compared to $270.0 million and $286.6 million at December 31, 2021 and June 30, 2021, respectively.
Gain on sales of mortgage loans decreased $1.2 million to $0.8 million for the second quarter ended June 30, 2022 compared to $2.0 million for the second quarter ended June 30, 2021, and decreased $2.8 million to $1.7 million for the six months ended June 30, 2022 compared to $4.5 million for the six months ended June 30, 2021.
The Company sold $25.7 million and $54.7 million of loans for the three and six months ended June 30, 2022, respectively, compared to $62.1 million and $128.2 million for the three and six months ended June 30, 2021, respectively. Loans sold to the secondary market slowed after strong sales during the first six months of 2021.
Other Income increased $0.2 million to $0.4 million for the quarter ended June 30, 2022 compared to $0.2 million for the quarter ended June 30, 2021, and increased $0.6 million to $0.9 million for the six months ended June 30, 2022 compared to $0.3 million for the six months ended June 30, 2021. The increase primarily resulted from mortgage banking derivative income, interest component of net pension cost, net gain on sale of property in other real estate owned, and income received from the Missouri Department of Transportation related to a land easement. During the fourth quarter of 2021, the Company elected to record the fair value of derivatives related to interest rate lock commitments and mandatory commitments and the related changes due to volume and rates through non-interest income and non-interest expense.
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Investment securities (losses) gains, net
Available-for-sale securities:
Gross realized gains	$—	$—	$—	$2
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	(9)	—	(13)	13
Investment securities (losses) gains, net	$(9)	$—	$(13)	$15

Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Non-interest expense
Salaries	$5,008	$5,151	$(143)	(2.8)%	$10,163	$10,493	$(330)	(3.1)%
Employee benefits	1,608	1,804	(196)	(10.8)	3,339	3,608	(269)	(7.5)
Occupancy expense, net	765	719	46	6.4	1,550	1,490	60	4.0
Furniture and equipment expense	771	753	18	2.4	1,526	1,497	29	1.9
Processing, network and bank card expense	1,142	1,224	(82)	(6.7)	2,284	2,232	52	2.3
Legal, examination, and professional fees	375	385	(10)	(2.6)	815	789	26	3.3
Advertising and promotion	304	309	(5)	(1.6)	597	552	45	8.2
Postage, printing, and supplies	226	186	40	21.5	416	390	26	6.7
Loan expense	157	229	(72)	(31.4)	303	403	(100)	(24.8)
Other	1,184	1,081	103	9.5	2,774	2,168	606	28.0
Total non-interest expense	$11,540	$11,841	$(301)	(2.5)%	$23,767	$23,622	$145	0.6%
Efficiency ratio*	63.4%	64.6%			65.9%	63.3%
Number of full-time equivalent employees	300	306			300	306
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense decreased $0.3 million to $11.5 million for the quarter ended June 30, 2022 compared to $11.8 million for the quarter ended June 30, 2021, and increased $0.1 million to $23.8 million for the six months ended June 30, 2022 compared to $23.6 million for the six months ended June 30, 2021.
Salaries decreased $0.1 million, or 2.8%, to $5.0 million for the quarter ended June 30, 2022 compared to $5.2 million for the quarter ended June 30, 2021, and decreased $0.3 million, or 3.1%, to $10.2 million for the six months ended June 30, 2022 compared to $10.5 million for the six months ended June 30, 2021. The decreases were primarily due to reduced commissions based on lower loan volume. See Gains on sales of mortgage loans discussion above.
Employee benefits decreased $0.2 million, or 10.8%, to $1.6 million for the quarter ended June 30, 2022 compared to $1.8 million for the quarter ended June 30, 2021, and decreased $0.3 million, or 7.5%, to $3.3 million for the six months ended June 30, 2022 compared to $3.6 million for the six months ended June 30, 2021. The decreases were primarily due to a decrease in 401(k) plan contributions, medical premiums, and pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions.
Other non-interest expense increased $0.1 million, or 9.5%, to $1.2 million for the quarter ended June 30, 2022 compared to $1.1 million for the quarter ended June 30, 2021, and increased $0.6 million, or 28.0%, to $2.8 million for the six months ended June 30, 2022 compared to $2.2 million for the six months ended June 30, 2021. The increases were primarily related to the change in the fair value adjustment for mortgage banking derivatives, telephone and software expense related to network upgrades and maintenance agreements. During the fourth quarter of 2021, the Company elected to record the fair value of derivatives related to interest rate lock commitments and mandatory commitments and the related changes due to volume and rates through non-interest income and non-interest expense.
Income taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 17.8% and 18.4% for the three and six months ended June 30, 2022, respectively, compared to 19.7% and 19.2% for the three and six months ended June 30, 2021, respectively.
The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to the decrease in earnings and the benefit recorded pertaining to the historical tax credit. The decrease in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to the increase in earnings and an increase in state taxes attributed to elevated earnings partially offset by the benefit recorded pertaining to the historical tax credit. The effective tax rate for each of the three and six months ended June 30, 2022 and 2021, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

Included in the effective tax rate is a $14,000 and $27,000 benefit associated with a historic tax credit investment for the three and six months ended June 30, 2022, respectively. The investment is expected to generate a $331,000 tax benefit over the life of the project and is being recognized under the deferral method of accounting.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 78.9% of total assets as of June 30, 2022 compared to 70.2% as of December 31, 2021.
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
Major classifications within the Company’s held for investment loan portfolio as of the dates indicated is as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural (a)	$242,701	17.0%	$217,214	16.7%
Real estate construction − residential	23,629	1.7	27,920	2.1
Real estate construction − commercial	119,079	8.3	91,369	7.0
Real estate mortgage − residential	312,086	21.9	279,346	21.5
Real estate mortgage − commercial	706,700	49.5	663,256	50.9
Installment and other consumer	23,633	1.7	23,028	1.8
Total loans held for investment	$1,427,828	100.0%	$1,302,133	100.0%
(a)Includes $1.1 million and $8.4 million of SBA PPP loans, net as of June 30, 2022 and December 31, 2021, respectively.
The Company extends credit to its local community markets through traditional real estate mortgage products. The Company does not participate in credit extensions to sub-prime residential real estate markets. The Company does not lend funds for transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in non-accrual, past due, or restructured loans if such assets were loans.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2022, the Company sold approximately $54.7 million of loans to investors compared to $128.2 million for the six months ended June 30, 2021. At June 30, 2022, the Company was servicing approximately $252.3 million of loans sold to the secondary market compared to $270.0 million at December 31, 2021, and $286.6 million at June 30, 2021.
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
Non-performing Assets
The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial, financial, and agricultural	$131	$153
Real estate construction − commercial	96	105
Real estate mortgage − residential	1,129	1,129
Real estate mortgage − commercial	16,097	24,029
Installment and other consumer	195	43
Total	$17,648	$25,459
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$167	$14
Installment and other consumer	2	—
Total	$169	$14
Total non-performing loans (a)	17,817	25,473
Other real estate owned and repossessed assets	9,155	10,525
Total non-performing assets	$26,972	$35,998

Loans held for investment	$1,427,828	$1,302,133
Allowance for loan losses to loans	1.08%	1.30%
Non-accrual loans to total loans	1.24%	1.96%
Non-performing loans to loans (a)	1.25%	1.96%
Non-performing assets to loans (b)	1.89%	2.76%
Non-performing assets to assets (b)	1.51%	1.97%
Allowance for loan losses to non-accrual loans	87.00%	66.39%
Allowance for loan losses to non-performing loans	86.17%	66.36%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
Total non-performing assets were $27.0 million, or 1.89% of total loans, at June 30, 2022 compared to $36.0 million, or 2.76% of total loans, at December 31, 2021.
Total non-accrual loans at June 30, 2022 decreased $7.8 million, or 30.7%, to $17.6 million compared to $25.5 million at December 31, 2021. There were $169,000 in loans past due 90 days and still accruing interest at June 30, 2022 compared to $14,000 at December 31, 2021. Other real estate and repossessed assets were $9.2 million and $10.5 million at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, there were no additions to other real estate owned compared to $30,000 of non-accrual loans, net of charge-offs taken, during the six months ended June 30, 2021. During the first quarter ended June 30, 2022, an additional $52,000 charge-off was recorded related to a property that moved into other real estate owned at the end of the fourth quarter of 2021.
As of June 30, 2022, approximately $13.2 million of loans classified as substandard, which include performing TDRs, and were not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms, compared to $13.8 million at December 31, 2021. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at June 30, 2022 and December 31, 2021, respectively.
The following table summarizes the Company’s TDRs at the dates indicated:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	3	$182	$23	2	$188	$24
Real estate mortgage − residential	5	1,154	47	6	1,262	56
Real estate mortgage − commercial	2	316	37	2	328	38
Installment and other consumer	2	14	1	2	17	2
Total performing TDRs	12	$1,666	$108	12	$1,795	$120
Non-performing TDRs
Real estate mortgage − residential	5	$462	$59	5	$561	$39
Total non-performing TDRs	5	$462	$59	5	$561	$39
Total TDRs	17	$2,128	$167	17	$2,356	$159
At June 30, 2022, loans classified as TDRs totaled $2.1 million, with $0.2 million of specific reserves, compared to $2.4 million of loans classified as TDRs, with $0.2 million of specific reserves, at December 31, 2021. Non-performing loans, included $0.5 million of loans classified as TDRs at June 30, 2022 compared to $0.6 million at December 31, 2021. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2021 to June 30, 2022 was primarily due to $229,000 of payments received on TDRs.
Allowance for Loan Losses and Provision
Allowance for Loan Losses
The following table is a summary of the allocation of the allowance for loan losses:

	June 30, 2022		December 31, 2021
(in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$3,005	17.0%	$2,717	16.7%
Real estate construction − residential	66	1.7	137	2.1
Real estate construction − commercial	762	8.3	588	7.0
Real estate mortgage − residential	2,747	21.9	2,482	21.5
Real estate mortgage − commercial	8,410	49.5	10,662	50.9
Installment and other consumer	312	1.7	256	1.8
Unallocated	51	—	61	—
Total	$15,353	100.0%	$16,903	100.0%
The allowance for loan losses was $15.4 million, or 1.08%, of loans outstanding at June 30, 2022 compared to $16.9 million, or 1.30%, of loans outstanding at December 31, 2021. The ratio of the allowance for loan losses to non-performing loans was 86.17% at June 30, 2022, compared to 66.36% at December 31, 2021.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

(in thousands)	June 30, 2022	December 31, 2021
Allocation of allowance for loan losses:
Individually evaluated for impairment − specific reserves	$307	$3,044
Collectively evaluated for impairment − general reserves	15,046	13,859
Total	$15,353	$16,903
The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At June 30, 2022, $0.3 million of the Company’s ALL was allocated to impaired loans totaling approximately $19.3 million compared to $3.0 million of the Company’s ALL allocated to impaired loans totaling approximately $27.3 million at December 31, 2021. Management determined that $16.0 million, or 83%, of total impaired loans required no reserve allocation at June 30, 2022 compared to $16.6 million, or 61%, at December 31, 2021, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.
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
The decrease in the allowance for loan losses from December 31, 2021 as compared to June 30, 2022 primarily resulted from transitioning loans impacted by COVID-19 from non-accrual status back to performing status. This transition was made according to the Company’s established internal loan policies regarding loan performance as well as consultation with industry experts. This transition back to performing status also reduced specific reserves based on the attributes of the individual loan collateral, to the general allocations method described above. The Company continues to monitor the risks associated with its non-performing loans. Partially offsetting this decrease in the allowance for loan losses was an increase in the reserve due to the significant loan growth that occurred during the first six months of 2022.
Provision
The Company recognized a provision expense and a negative provision expense for loan losses of $1.2 million and $1.3 million for the three and six months ended June 30, 2022, respectively, compared to $0.4 million provision expense for both the three and six months ended June 30, 2021, respectively. The negative provision expense primarily resulted from the release of specific reserves totaling $2.8 million in the first quarter of 2022 due to returning significant loan balances to accrual from non-accrual status or other collateral valuation adjustments.
The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended June 30, 2022
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$9	$232,187	—%	$(5)	$256,557	—%
Real estate construction − residential	—	23,167	—	—	35,005	—
Real estate construction − commercial	—	107,744	—	—	77,726	—
Real estate mortgage − residential	(20)	296,119	(0.01)	(3)	263,477	—
Real estate mortgage − commercial	103	681,926	0.02	3	618,126	—
Installment and other consumer	34	22,865	0.15	31	24,794	0.13
Total	$126	$1,364,008	0.01%	$26	$1,275,685	—%

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$24	$226,569	0.01%	$(128)	$257,087	(0.05)%
Real estate construction − residential	—	23,311	—	(13)	34,252	(0.04)
Real estate construction − commercial	—	101,872	—	—	78,150	—
Real estate mortgage − residential	(23)	289,011	(0.01)	(172)	261,768	(0.07)
Real estate mortgage − commercial	175	676,350	0.03	26	619,991	—
Installment and other consumer	74	22,605	0.33	65	25,390	0.26
Total	$250	$1,339,718	0.02%	$(222)	$1,276,638	(0.02)%
Net Loan Charge-offs (recoveries)
The Company’s net charge-offs were $0.1 million, or 0.01% of average loans, for the quarter ended June 30, 2022 compared to $26,000, or approximately 0.00% of average loans, for the quarter ended June 30, 2021, and net charge-offs were $0.3 million, or 0.02% of average loans, for the six months ended June 30, 2022 compared to net recoveries of $0.2 million, or (0.02)% of average loans, for the six months ended June 30, 2021.
Loans Held For Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. In the fourth quarter of 2021, the Company elected the fair value option for all newly originated long-term personal real estate loans held for sale. As of December 31, 2021, all loans held for sale were carried at fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At June 30, 2022, the carrying amount of these loans was $1.7 million compared to $2.2 million at December 31, 2021.

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

(in thousands)	June 30, 2022	December 31, 2021
Federal funds sold	$45	$7,122
Other interest-bearing deposits	8,159	135,500
Certificates of deposit in other banks	4,201	5,193
Available-for-sale investment securities	267,274	310,870
Total	$279,679	$458,685
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $267.3 million at June 30, 2022 and included an unrealized net loss of $38.8 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $5.0 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At June 30, 2022 and December 31, 2021, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $46.9 million and $35.5 million, respectively.
Total investment securities pledged for these purposes were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$8,799	$10,778
Federal funds purchased and securities sold under agreements to repurchase	9,000	28,769
Other deposits	202,586	235,829
Total pledged, at fair value	$220,385	$275,376
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2022, such deposits totaled $1.4 billion and represented 91.2% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2022 and December 31, 2021 were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Core deposit base:
Non-interest bearing demand	$471,762	$453,066
Interest checking	314,772	357,825
Savings and money market	447,264	440,331
Other time deposits	162,859	175,827
Total	$1,396,657	$1,427,049
Estimated uninsured deposits totaled $503.5 million, including $99.9 million of certificates of deposit, at June 30, 2022, compared to $513.5 million, including $69.1 million of certificates of deposit, at December 31, 2021. The Company had brokered deposits totaling $34.0 million and $20.2 million at June 30, 2022 and December 31, 2021, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2022, under agreements with these unaffiliated banks, the Bank may borrow up to $60.0 million in federal funds on an unsecured basis and $8.3 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2022. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2022, there were $6.9 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2022.
The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of June 30, 2022, the Bank had $68.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at June 30, 2022 and December 31, 2021 were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$6,935	$23,829
Federal Home Loan Bank advances	68,000	77,418
Subordinated notes	49,486	49,486
Total	$124,421	$150,733
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

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	June 30, 2022				December 31, 2021
(in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$293,908	$8,258	$60,000	$362,166	$273,479	$10,384	$60,000	$343,863
Letters of credit	(3,000)	—	—	(3,000)	(31,000)	—	—	(31,000)
Advances outstanding	(68,000)	—	—	(68,000)	(77,418)	—	—	(77,418)
Total available	$222,908	$8,258	$60,000	$291,166	$165,061	$10,384	$60,000	$235,445
At June 30, 2022, loans of $585.5 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit. At June 30, 2022, investments with a market value of $8.8 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $28.2 million at June 30, 2022 compared to $159.9 million at December 31, 2021. The $131.7 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2022. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $6.5 million for the six months ended June 30, 2022.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $121.0 million during the six months ended June 30, 2022. The cash outflow primarily consisted of a net increase in loans held for investment of $125.8 million and $17.2 million in purchases of investment securities partially offset by $20.8 million from maturities and calls and sales of investment securities.
Financing activities used total cash of $17.2 million during the six months ended June 30, 2022, resulting primarily from a $22.3 million decrease in interest-bearing transaction accounts, a $16.9 million decrease in securities sold under agreements to repurchase, and a $9.4 million net repayment of Federal Home Loan Bank advances. These decreases were partially offset by an increase in demand deposits. The decrease in interest-bearing accounts was due primarily to reductions in deposits for public funds customers, resulting from the distribution of prior year tax collections.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $408.7 million in unused loan commitments and standby letters of credit as of June 30, 2022. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $2.0 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $7.5 million and $4.5 million in dividends to the Company during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents totaling $3.3 million and $1.8 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.

The Company's 2019 Repurchase Plan was amended during the second quarter 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company repurchased 23,536 and 85,188 common shares under the plan during the first and second quarter of 2022, respectively, at an average cost of $26.60 per share totaling $2.9 million.
The repurchases under these authorizations may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for the completion of these authorized share repurchases. As of June 30, 2022, $2.1 million remained available for the repurchase of shares pursuant to the share repurchase authorizations. The Company may continue to repurchase shares under its share repurchase authorizations, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of its common stock and other cash flow needs. There is no assurance that the Company will repurchase up to the full amount remaining under its share repurchase authorizations.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2022 and December 31, 2021. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue to classify its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III requirements, at June 30, 2022 and December 31, 2021, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total Capital (to risk-weighted assets):
Company	$215,286	13.97%	$161,837	10.50%	$—	N.A%
Bank	212,948	13.85%	161,494	10.50%	153,803	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$193,126	12.53%	$131,011	8.50%	$—	N.A%
Bank	197,435	12.84%	130,733	8.50%	123,043	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$151,773	9.85%	$107,892	7.00%	$—	N.A%
Bank	197,435	12.84%	107,662	7.00%	99,972	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$193,126	10.98%	$70,352	4.00%	$—	N.A%
Bank	197,435	11.20%	70,532	4.00%	88,165	5.00%

December 31, 2021
Total Capital (to risk-weighted assets):
Company	$210,726	14.79%	$149,640	10.50%	$—	N.A%
Bank	210,148	14.78%	149,339	10.50%	142,228	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$193,663	13.59%	$121,137	8.50%	$—	N.A%
Bank	193,085	13.58%	120,894	8.50%	113,782	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$145,663	10.22%	$99,760	7.00%	$—	N.A%
Bank	193,085	13.58%	99,559	7.00%	92,448	6.50%
Tier 1 leverage ratio:
Company	$193,663	11.01%	$70,342	4.00%	$—	N.A%
Bank	193,085	11.04%	69,959	4.00%	87,449	5.00%

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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2022 and December 31, 2021.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2022	2021
200	(0.27)%	4.47%
100	(0.47)%	1.80%
(100)	(2.81)%	(3.12)%
(200)	(4.65)%	(4.02)%
The change in the Company’s interest rate risk exposure from December 31, 2021 to June 30, 2022 was primarily due to a change in the profile of the Company’s earning assets. At December 31, 2021, the Company had significant balances in overnight Federal funds sold as the Company had greater liquidity due to higher balances in customer deposit accounts, including a seasonal spike in certain public funds customer’s account balances. This type of earning asset reprices immediately as interest rates change. Since December 31, 2021, the balances in Federal funds sold have reduced significantly, in large measure due to funding the significant growth in loans during the first six months of 2022. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2022. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended June 30, 2022:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
April 1-30, 2022	85,188	$26.83	85,188	$2,108,107
May 1-31, 2022	—	$—	—	$2,108,107
June 1-30, 2022	—	$—	—	$2,108,107
Total	85,188	$26.83	85,188	$2,108,107

*The Company's 2019 Repurchase Plan was amended during the second quarter 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. As of June 30, 2022, $2.1 million remained available for share repurchases pursuant to that authorization.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

August 11, 2022	David T. Turner, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

August 11, 2022	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)